Form 10-Q
period 1993-12-31
CARPENTER TECHNOLOGY CORP
filed 1994-02-10
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

/ x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1993

                                    OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number   1-5828

                     CARPENTER TECHNOLOGY CORPORATION
                     --------------------------------
          (Exact name of Registrant as specified in its Charter)

                DELAWARE                        23-0458500
     ------------------------------          ------------------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)


101 West Bern Street, Reading, Pennsylvania     19612-4662
- -------------------------------------------  ------------------
 (Address of principal executive offices)       (Zip Code)

                               215-208-2000
                           ---------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1993.

Common stock, $5 par value                     8,009,955
- --------------------------           ----------------------------
        Class                        Number of shares outstanding

The Exhibit Index appears on page E-1.




                     CARPENTER TECHNOLOGY CORPORATION


                                 FORM 10-Q


                                   INDEX




                                                            Page

Part I  FINANCIAL INFORMATION

 Consolidated Balance Sheet December 31, 1993 (Unaudited)
   and June 30, 1993......................................  3 & 4

 Consolidated Statement of Income (Unaudited) for the
   Three and Six Months Ended December 31, 1993 and 1992..    5

 Consolidated Statement of Cash Flows (Unaudited) for the
   Six Months Ended December 31, 1993 and 1992............    6

 Notes to Financial Statements............................  7 - 10

 Management's Discussion and Analysis of Results
   of Operations.......................................... 10 & 11


Part II  OTHER INFORMATION................................ 12 - 14

Exhibit Index.............................................   E-1

PART I        CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                        December 31 and June 30, 1993

                                                           In Thousands
                                                   --------------------------
                                                   December 31      June 30
  ASSETS                                               1993           1993
                                                   -----------     ----------
                                                   (Unaudited)

Current assets:

  Cash and cash equivalents                         $ 18,047        $ 45,822

  Accounts receivable                                 75,815          90,426

  Inventories                                         80,949          70,590

  Deferred income taxes                                    -           2,737

  Other current assets                                 8,395           7,120
                                                    --------        --------

    Total current assets                             183,206         216,695
                                                    --------        --------



Property, plant and equipment, at cost               719,169         699,269

Less accumulated depreciation and amortization       320,984         308,140
                                                    --------        --------
                                                     398,185         391,129
                                                    --------        --------
Prepaid pension cost                                  66,386          61,602
                                                    --------        --------
Investment in joint venture                           47,072               -
                                                    --------        --------
Other assets                                          41,920          30,139
                                                    --------        --------











Total assets                                        $736,769        $699,565
                                                    ========        ========


                 See accompanying notes to financial statements.

               CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                        December 31 and June 30, 1993

                                                          In Thousands
                                                    -------------------------
                                                    December 31      June 30
  LIABILITIES                                          1993           1993
                                                    -----------    ----------
                                                    (Unaudited)
Current liabilities:
  Short-term debt                                   $ 11,589        $      -
  Accounts payable                                    31,454          24,328
  Accrued compensation                                 9,591          14,457
  Accrued income taxes                                 5,197           2,080
  Deferred income taxes                                3,046               -
  Other accrued liabilities                           30,598          25,951
  Current portion of long-term debt                   15,619           6,617
                                                     -------        --------
    Total current liabilities                        107,094          73,433
                                                    --------        --------
Long-term debt, net of current portion               176,826         189,895
                                                    --------        --------
Accrued postretirement benefits                      146,392         143,876
                                                    --------        --------
Deferred income taxes                                 69,218          66,765
                                                    --------        --------
Other liabilities                                     16,760           7,135
                                                    --------        --------
  SHAREHOLDERS' EQUITY

Preferred Stock, $5 par value - authorized
  2,000,000 shares; issued 460.7 shares at
  December 31, 1993 and 461.2 shares at
  June 30, 1993                                       29,095          29,128

Deferred Compensation                                (26,301)        (27,431)

Common stock, $5 par value - authorized
  50,000,000 shares; issued 9,532,539 shares
  at December 31, 1993 and 9,508,355 shares
  at June 30, 1993                                    47,662          47,542

Capital in excess of par value                        47,182          46,131

Reinvested earnings                                  188,991         189,241

Common stock in treasury, at cost -
  1,522,584 shares                                   (66,150)        (66,150)
                                                    --------        --------
  Total shareholders' equity                         220,479         218,461
                                                    --------        --------

Total liabilities & shareholders' equity            $736,769        $699,565
                                                    ========        ========

                 See accompanying notes to financial statements.


              CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
        for the Three and Six Months Ended December 31, 1993 and 1992

                                   Three Months         Six Months
                                 ------------------  ------------------
                                  1993      1992      1993      1992
                                  ----      ----      ----      ----
                                 (in thousands, except per share data)

Net Sales                        $147,127  $123,026  $276,556  $262,412
                                 --------  --------  --------  --------
Costs and expenses:
  Cost of sales                   108,088    94,891   205,347   205,169

  Selling and administrative
    expenses                       22,812    20,687    43,820    41,083

  Interest expense                  4,178     4,916     9,214    10,241

  Other income                        (88)     (472)     (713)   (1,245)
                                 --------  --------  --------  --------
                                  134,990   120,022   257,668   255,248
                                 --------  --------  --------  --------
Income before income taxes and
  cumulative effect of changes
  in accounting principles         12,137     3,004    18,888     7,164

Income taxes                        4,777     1,090     8,756     2,598
                                 --------  --------  --------  --------
Income before cumulative effect
  of changes in accounting
  principles                        7,360     1,914    10,132     4,566

Cumulative effect of changes in
  accounting principles                 -         -         -   (74,676)
                                 --------  --------  --------  --------
Net income (loss)                $  7,360  $  1,914  $ 10,132  $(70,110)
                                 ========  ========  ========  ========
Weighted average common shares      8,032     7,965     8,019     8,057
                                 ========  ========  ========  ========
Earnings per common share before
  cumulative effect of changes
  in accounting principles       $    .86  $    .19  $   1.16  $    .47

Cumulative effect of changes
  in accounting principles              -         -         -     (9.32)
                                 --------  --------  --------  --------
Earnings (loss) per common
  share                          $    .86  $    .19  $   1.16  $  (8.85)
                                 ========  ========  ========  ========
Dividends per common share       $    .60  $    .60  $   1.20  $   1.20
                                 ========  ========  ========  ========

              See accompanying notes to financial statements.

                CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

               for the Six Months Ended December 31, 1993 and 1992

                                              1993         1992
                                              ----         ----
                                                 (in thousands)
OPERATIONS
Net income (loss)                           $ 10,132     $(70,110)
Adjustments to reconcile net income (loss)
  to net cash provided from operations:
  Depreciation and amortization               14,374       13,261
  Deferred income taxes                        2,714          793
  Pension credits                             (6,147)      (5,789)
  Cumulative effect of changes in
    accounting principles                          -       74,676
Changes in working capital and other:
  Receivables                                 18,960       15,241
  Inventories                                  2,040       22,386
  Other assets and liabilities, net           18,429      (15,782)
                                            --------     --------
Net cash provided from operations             60,502       34,676
                                            --------     --------
INVESTING ACTIVITIES
Investment in joint venture                  (47,072)           -
Acquisition of wholly-owned
  subsidiaries, net of cash received         (22,200)           -
Purchases of plant and equipment             (15,179)     (11,331)
Disposals of plant and equipment                 691          138
                                            --------     --------
Net cash used for investing activities       (83,760)     (11,193)
                                            --------     --------
FINANCING ACTIVITIES
Provided by short-term debt                    8,794            -
Payments on long-term debt                    (4,067)      (3,707)
Payments to acquire treasury stock                 -      (11,633)
Proceeds from issuance of stock                1,138           38
Dividends paid                               (10,382)     (10,507)
                                            --------     --------
Net cash required by financing activities     (4,517)     (25,809)
                                            --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS        (27,775)      (2,326)
Cash and cash equivalents at
  beginning of period                         45,822        9,321
                                            --------     --------
Cash and cash equivalents at
  end of period                             $ 18,047     $  6,995
                                            ========     ========
Supplemental Data:
  Interest payments                         $  9,277     $ 10,261
  Income tax payments (net of refunds)      $  2,768     $  2,641



                      See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1993, are not necessarily indicative of the results that may be expected for the year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1993 Annual Report to Shareholders.

          The June 30, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

 2.  Earnings Per Common Share
     -------------------------
          Primary earnings per common share are computed by dividing net income less preferred dividends net of tax benefits by the weighted average number of common shares and common share equivalents outstanding during the period.

 3.  Inventories
     -----------
                                        December 31     June 30
                                          1993           1993
                                        ----------     ----------
                                             (in thousands)

     Finished                           $ 97,598       $ 97,129
     Work in process                      84,092         80,072
     Raw materials and supplies           30,942         31,472
                                        --------       --------
     Total at June 30, 1993 cost         212,632        208,673

     Less excess of June 30, 1993
       cost over LIFO values             131,683        138,083
                                        --------       --------
                                        $ 80,949       $ 70,590
                                        ========       ========

          Inventories at December 31, 1993 include finished inventory of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, acquired by the Company during the six months ended December 31, 1993. This company's inventories are valued using the FIFO method.

          The cost of LIFO-valued inventories at June 30, 1993 costs was $181,975,000 at December 31, 1993 and $192,743,000 at June 30, 1993. Reduction in LIFO-valued inventories resulted in an increase in net income of approximately

 3.  Inventories, continued
     -----------
     $1,500,000 or $.19 per share and $3,600,000 or $.45 per
     share for the three and six months ended December 31, 1993, respectively, and approximately $300,000 or $.04 per share and $600,000 or $.08 per share for the three and six months ended December 31, 1992, respectively.

 4.  Investment in Joint Venture
     ---------------------------
          On September 2, 1993, the Company acquired, for $45,000,000 in cash, 19 percent of the shares of Walsin-Cartech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation in Taiwan. The joint venture is in the process of constructing a facility in Taiwan to manufacture and distribute specialty steel. The Company has an option to acquire up to an additional 16 percent of the outstanding shares of the venture from Walsin Lihwa at anytime until July 1, 1996. Alternatively, the Company may require Walsin Lihwa to purchase its 19 percent ownership for the original purchase cost at anytime up to July 1, 1997. This investment is being accounted for using the equity method of accounting. The investment account has been increased for interest costs capitalized during the preoperating period totaling $1,200,000 and $1,570,000, respectively, for the three and six months ended
     December 31, 1993, and for certain acquisition expenses.

          A separate agreement also provides for the Company to provide marketing and technical assistance to the joint venture in exchange for an initial lump sum royalty payment of $10,000,000, received in October 1993, and continuing royalties based on sales over the 10-year term of the agreement. The initial lump sum royalty has been deferred and is being recognized as income over the term of the agreement.

 5.  Acquisition of Wholly-Owned Subsidiaries
     ----------------------------------------
          On July 28, 1993, the Company acquired all of the outstanding shares of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, and two affiliated companies for cash of $20,400,000. In addition, the Company paid $2,500,000 for agreements not to compete, and acquired equipment from an affiliated company in Mexico for $5,100,000.

          The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the preliminary estimated fair values at the date of acquisition. The excess of purchase price over the preliminary estimated fair values of the net assets acquired approximated $7,000,000 and has been recorded as goodwill, which is being amortized over 20 years.

     ----------------------------------------
          The operating results of these acquired businesses have been included in the Consolidated Statement of Income from the date of acquisition. On the basis of a pro forma combination of the results of operations as if the acquisition had taken place at the beginning of the fiscal year 1993 rather than at July 28, 1993, combined net sales would have been $279,200,000 for the six months ended December 31, 1993, and $131,200,000 and $279,700,000 for the
     three and six months ended December 31, 1992, respectively. Combined pro forma net income and earnings per share, before the cumulative effect of accounting changes, would not have been materially different from the reported amounts for the three and six months ended December 31, 1993 and 1992. Such pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 1993.

 6.  Changes in Accounting Principles
     --------------------------------
          During the fourth quarter of fiscal 1993, the Company adopted, retroactive to July 1, 1992, two new financial accounting standards, "Employers' Accounting for
     Postretirement Benefits Other than Pensions" (SFAS 106) and
     "Accounting for Income Taxes" (SFAS 109).

          SFAS 106 requires companies to accrue the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. Previously, these costs were expensed as claims were incurred. The Company elected to immediately recognize the transition obligation for benefits earned as of July 1, 1992, resulting in a non-cash charge of $146,802,000 pre-tax ($87,113,000 after tax or $10.87 per share), representing the cumulative effect of the change in accounting.

          SFAS 109 changes the method of accounting for income taxes from the deferral method to the asset/liability method. Under this method, deferred income taxes are determined based on enacted tax laws and rates, which are applied to the differences between the financial statement bases and tax bases of assets and liabilities. The adoption of this statement resulted in a credit to income of $12,437,000 ($1.55 per share) principally for the cumulative effect of restating deferred taxes as of July 1, 1992 to current tax rates.

          Results for the three and six months ended December 31, 1992 have been restated to include the effects of these accounting changes which reduced income before income taxes by $1,800,000 and $3,500,000 and income before the cumula-tive effect of accounting changes by $1,200,000 or $.14 per share and $2,300,000 or $.28 per share, respectively.





 7.  Subsequent Events - Debt Arrangements
     -------------------------------------
          In January 1994, the Company entered into a $150,000,000 financing arrangement with a number of banks, providing for the availability of $125,000,000 of revolving credit to January 1998 and lines of credit of $25,000,000. Interest is based on short-term market rates or competitive bids. This financing arrangement replaces the previous revolving credit and lines of credit arrangement.

          The Company has announced that on March 1, 1994, it will redeem the entire outstanding principal amount of $55,300,000 of its 12-7/8% sinking fund debentures due 2014. The redemption price for the 12-7/8% debentures will be $1,061.62 per $1,000 of principal amount consisting of the principal amount and a redemption premium. The premium paid for the redemption will result in an extraordinary charge of approximately $1,900,000 after taxes ($.24 per share) in the Company's third fiscal quarter ending March 31, 1994. The debentures are being redeemed to reduce future interest costs.

          Funding for the redemption will come from the Company's current credit facilities or through the issuance of Medium-Term Notes. On December 21, 1993, the Company filed a shelf registration statement (effective January 6, 1994) with the Securities and Exchange Commission for the issuance of up to $100,000,000 of Medium-Term Notes.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
       -------------------------------------------------------------
Second Quarter Results:
- ----------------------
     Net income for the quarter ended December 31, 1993 was $7.4 million or $.86 per share versus $1.9 million or $.19 per share in the same quarter a year ago. The improved results were primarily due to higher sales volume and LIFO inventory accounting effects.

     Sales revenues were $147.1 million, a 20 percent increase over year-earlier sales. Approximately two-thirds of the increase resulted from improved sales volume of the Steel Division offset by selling price reductions and a leaner product mix. The balance of the higher sales resulted from the inclusion of the sales of Aceros Fortuna, a Mexican steel distribution subsidiary, acquired in July 1993.

     Cost of sales as a percent of net sales decreased from 77 percent in last year's second fiscal quarter to 73 percent in the current year's second quarter. This improved cost level was due primarily to lower inventory levels and the use of the LIFO inventory valuation method which reduced costs by $2.5 million before taxes in the December 1993, quarter and by $.6 million last year's December quarter. In addition, raw material costs were 13 percent lower than a year ago and additional efficiencies were achieved in manufacturing costs.





       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
       -------------------------------------------------------------
                                (continued)

Six Months Results:
- ------------------
     Net income for the six months ended December 31, 1993 was $10.1 million or $1.16 per share versus $4.6 million or $.47 per share a year ago.

     Sales revenues increased by 5 percent to $276.6 million due to the inclusion of Aceros Fortuna operations and to a 9 percent unit volume improvement of the Steel Division. These effects were partially offset by unit selling price reductions and a leaner product mix in domestic operations.

     Cost of sales were 74 percent of sales in the current fiscal year versus 78 percent a year ago. The favorable LIFO accounting effects were $5.8 million before taxes in the six months ended December 31, 1993 and $1.1 million in the same period a year ago. Raw material costs were lower by approximately 19 percent versus those of a year ago.

     Earnings for the most recent six month period were adversely affected by a one-time charge of $1.4 million, or $.19 per share in the September 1993 quarter, to increase deferred tax liabilities for the recently enacted change in the corporate income tax rate.
































PART II - OTHER INFORMATION
- ---------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings to which the Company is a party or of which its property is subject. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party or has a material interest adverse to the Company's interest. There are no material proceedings with environmental issues which involve a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or which involve potential monetary sanctions in excess of $100,000.

     Item 2. Changes in Securities.
     -----------------------------
     There has been no material modification of any class of registered securities, except for a registration statement on Form S-3 (Registration No. 33-51613) filed on December 21, 1993 with respect to the issuance of up to $100,000,000 of unsecured medium term notes which registration statement became effective on January 6, 1994.

     Item 4. Submission of Matters to a Vote of Security Holders.
     -----------------------------------------------------------
     The Annual Meeting of Stockholders of the Company was held on October 25, 1993. Set forth below is a description of the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable to each such matter.

     1. Election Of Directors. The following five directors were elected to the Board of Directors of the Company.
          There were no other nominees for director.

          A.   Dennis M. Draeger
               Shares voted for:  6,907,741
               Shares withheld:  198,779
               Abstentions: N/A
               Broker nonvotes: N/A

          B.   Carl R. Garr
               Shares voted for:  6,885,068
               Shares withheld:  221,452
               Abstentions:  N/A
               Broker nonvotes:  N/A

          C.   Marlin Miller, Jr.
               Shares voted for:  6,908,026
               Shares withheld:  198,494
               Abstentions:  N/A
               Broker nonvotes:  N/A





          D.   Marcus C. Bennett
               Shares voted for:  6,902,728
               Shares withheld:  203,792
               Abstentions:  N/A
               Broker nonvotes:  N/A

          E.   Mylle H. Bell
               Shares voted for:  6,900,577
               Shares withheld:  205,943
               Abstentions:  N/A
               Broker nonvotes:  N/A

     2. The accounting firm of Coopers & Lybrand was elected independent accountants for the year ending June 30, 1994.

          Shares voted for: 7,000,731
          Shares voted against: 60,331
          Abstentions: 45,458
          Broker nonvotes: N/A

     3. A stock-based incentive compensation plan for officers and key employees was approved. The plan succeeds a previous plan adopted by shareholders in 1977.

          Shares voted for: 4,166,594
          Shares voted against: 1,987,771
          Abstentions: 295,391
          Broker nonvotes: 656,764

     Item 5. Other Information.
     -------------------------
     On January 25, 1994 the Company sent notice to the holders of its 12-7/8% Debentures Due 2014 ("Debentures") that the Company will redeem the full outstanding balance of such Debentures in the principal amount of $55.3 million on March 1, 1994. The redemption price will be at a premium over par equal to $1,061.62 per $1,000 of principal amount of the Debentures. The redemption will result in an extraordinary charge of $1.9 million after taxes ($.24 per share) to be taken in the quarter ending March 31, 1994. The redemption will be made to reduce future interest costs.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               4. Instruments defining the rights of security holders, including indentures

                    A. Indenture dated January 12, 1994 between the Company and Morgan Guaranty Trust Company of New York, as Trustee, related to the Company's $100,000,000 of unsecured medium term notes registered under Registration No. 33-51613.




               11. Statement regarding computation of per share earnings.

               23.  Additional Exhibits.

                    A. Press release dated January 25, 1994.

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Item 3 is omitted as the answer is negative or the item is not applicable.

                                SIGNATURES
                                ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                                          (Registrant)




Date: February 10, 1994        s/G. Walton Cottrell
      -----------------        --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer