Form 10-Q
period 1994-03-31
CARPENTER TECHNOLOGY CORP
filed 1994-05-12
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


/ x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                    OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number   1-5828
                      -------------

                     CARPENTER TECHNOLOGY CORPORATION
          (Exact name of Registrant as specified in its Charter)


                DELAWARE                        23-0458500
    -------------------------------          ------------------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)


101 West Bern Street, Reading, Pennsylvania     19612-4662
- -------------------------------------------     ----------
 (Address of principal executive offices)       (Zip Code)


                               215-208-2000
                            ------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  X     No
                                                        ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1994.

Common stock, $5 par value                     8,066,419
- --------------------------           ----------------------------
        Class                        Number of shares outstanding

The Exhibit Index appears on page E-1.



                     CARPENTER TECHNOLOGY CORPORATION


                                 FORM 10-Q


                                   INDEX




                                                           Page

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet March 31, 1994 (Unaudited)
    and June 30, 1993..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Nine Months Ended March 31, 1994 and 1993... 5 & 6

  Consolidated Statement of Cash Flows (Unaudited) for the
    Nine Months Ended March 31, 1994 and 1993.............   7

  Notes to Financial Statements........................... 8 - 11

  Management's Discussion.................................11 & 12


Part II  OTHER INFORMATION................................13 & 14

Exhibit Index.............................................   E-1

PART I
             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                     March 31, 1994 and June 30, 1993



                                             In Thousands
                                         ----------------------
                                         March 31      June 30
                                            1994         1993
                                         ---------     --------
                                        (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents             $  5,032       $ 45,822

  Accounts receivable                     93,089         90,426

  Inventories                             70,662         70,590

  Deferred income taxes                    1,347          2,737

  Other current assets                     6,076          7,120
                                        --------       --------

    Total current assets                 176,206        216,695
                                        --------       --------



Property, plant and equipment,
  at cost                                723,421        699,269

Less accumulated depreciation
  and amortization                       327,212        308,140
                                        --------       --------
                                         396,209        391,129
                                        --------       --------
Prepaid pension cost                      70,374         61,602
                                        --------       --------
Investment in joint venture               47,227              -
                                        --------       --------
Other assets                              39,882         30,139
                                        --------       --------



Total assets                            $729,898       $699,565
                                        ========       ========







              See accompanying notes to financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                     March 31, 1994 and June 30, 1993

                                              In Thousands
                                          ---------------------
                                          March 31     June 30
LIABILITIES                                 1994         1993
                                          --------     --------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $    556       $      -
  Accounts payable                        42,051         24,328
  Accrued compensation                     9,822         14,457
  Accrued income taxes                     2,299          2,080
  Other accrued liabilities               22,254         25,951
  Current portion of long-term debt       15,619          6,617
                                        --------       --------
    Total current liabilities             92,601         73,433
                                        --------       --------
Long-term debt, net of current portion   167,589        189,895
                                        --------       --------
Accrued postretirement benefits          147,719        143,876
                                        --------       --------
Deferred income taxes                     77,128         66,765
                                        --------       --------
Other liabilities and deferred income     16,974          7,135
                                        --------       --------
SHAREHOLDERS' EQUITY

Preferred stock, $5 par value -
  authorized 2,000,000 shares; issued
  460.6 shares at March 31, 1994 and
  461.2 shares at June 30, 1993           29,090         29,128

Deferred compensation                    (25,979)       (27,431)

Common stock, $5 par value -
  authorized 50,000,000 shares; issued
  9,587,822 shares at March 31, 1994
  and 9,508,355 shares at June 30, 1993   47,938         47,542

Capital in excess of par value            49,580         46,131

Reinvested earnings                      194,567        189,241

Foreign currency translation
  adjustments                             (1,159)             -

Common stock in treasury, at cost -
  1,522,584 shares                       (66,150)       (66,150)
                                        --------       --------
  Total shareholders' equity             227,887        218,461
                                        --------       --------
Total liabilities and
  shareholders' equity                  $729,898       $699,565
                                        ========       ========

             See accompanying notes to financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF INCOME (Page 1 of 2)
                                (Unaudited)
        for the Three and Nine Months Ended March 31, 1994 and 1993

                            Three Months        Nine Months
                          ------------------------------------
                            1994     1993      1994     1993
                            ----     ----      ----     ----
                          (in thousands, except per share data)

Net Sales                 $174,347 $155,370  $450,903 $417,782
                          -------- --------  -------- --------
Costs and expenses:

  Cost of sales            123,728  113,503   329,075  318,672

  Selling & administrative
    expenses                24,289   20,027    68,109   61,110

  Interest expense           3,499    5,189    12,713   15,430

  Other expense (income)     1,112     (663)      399   (1,908)
                          -------- --------  -------- --------
                           152,628  138,056   410,296  393,304
                          -------- --------  -------- --------
Income before income
  taxes, extraordinary
  charge and cumulative
  effect of changes in
  accounting principles     21,719   17,314    40,607   24,478

Income taxes                 8,894    7,112    17,650    9,710
                          -------- --------  -------- --------
Income before extra-
  ordinary charge and
  cumulative effect
  of changes in
  accounting principles     12,825   10,202    22,957   14,768

Extraordinary charge,
  net of income taxes       (2,039)       -    (2,039)       -

Cumulative effect of
  changes in accounting
  principles, net of
  income taxes                   -        -         -  (74,676)
                          -------- --------  -------- --------
Net income (loss)         $ 10,786 $ 10,202  $ 20,918 $(59,908)
                          ======== ======== ========= ========






              See accompanying notes to financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF INCOME (Page 2 of 2)
                                (Unaudited)
        for the Three and Nine Months Ended March 31, 1994 and 1993


                            Three Months        Nine Months
                          ------------------------------------
                            1994     1993      1994     1993
                            ----     ----      ----     ----
                          (in thousands, except per share data)

Primary earnings per
  common share:

  Income before extra-
    ordinary charge and
    cumulative effect
    of changes in
    accounting principles $   1.54 $   1.22  $   2.70 $   1.69

  Extraordinary charge        (.25)       -      (.25)       -
  Cumulative effect of
    changes in
    accounting principles        -        -         -    (9.32)
                          -------- --------  -------- --------
  Earnings (loss) per
    common share          $   1.29 $   1.22  $   2.45 $  (7.63)
                          ======== ========  ======== ========
 Weighted average common
    shares outstanding       8,101    7,963     8,050    8,025
                          ======== ========  ======== ========
Fully-diluted earnings
  per common share:

  Income before extra-
    ordinary charge and
    cumulative effect
    of changes in
    accounting principles $   1.49 $   1.19  $   2.63 $   1.67
  Extraordinary charge        (.24)       -      (.24)       -
  Cumulative effect of
    changes in
    accounting principles        -        -         -    (8.80)
                          -------- --------  -------- --------
  Earnings (loss) per
    common share          $   1.25 $   1.19  $   2.39 $  (7.13)
                          ======== ========  ======== ========
  Weighted average common
    shares outstanding       8,571    8,424     8,538    8,486
                          ======== ========  ======== ========
Dividends per common
  share                   $    .60 $    .60  $   1.80 $   1.80
                          ======== ========  ======== ========




              See accompanying notes to financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
              for the Nine Months Ended March 31, 1994 and 1993

                                                   1994         1993
                                                   ----         ----
                                                     (in thousands)
OPERATIONS
Net income (loss)                               $ 20,918     $(59,908)
Adjustments to reconcile net income (loss)
  to net cash provided from operations:
    Depreciation and amortization                 21,612       19,948
    Deferred income taxes                          6,231        4,614
    Pension credits                              (10,135)      (8,864)
    Extraordinary charge                           2,039            -
    Equity in losses of joint venture              1,055            -
    Cumulative effect of changes in
      accounting principles                            -       74,676
Changes in working capital and other:
    Receivables                                    1,686       (2,192)
    Inventories                                   12,327       42,250
    Other                                         21,037       (9,502)
                                                --------     --------
Net cash provided from operations                 76,770       61,022
                                                --------     --------
INVESTING ACTIVITIES
Investment in joint venture                      (48,282)           -
Acquisition of wholly-owned
  subsidiaries, net of cash received             (22,200)           -
Purchases of plant and equipment                 (21,084)     (15,556)
Disposals of plant and equipment                   1,334          293
                                                --------     --------
Net cash used for investing activities           (90,232)     (15,263)
                                                --------     --------
FINANCING ACTIVITIES
Payments on short-term debt                       (2,239)           -
Proceeds from issuance of long-term debt          45,851            -
Payments on long-term debt                       (59,155)      (3,944)
Payments to acquire treasury stock                     -      (11,633)
Proceeds from issuance of stock                    3,807          351
Dividends paid                                   (15,592)     (15,686)
                                                --------     --------
Net cash required by financing activities        (27,328)     (30,912)
                                                --------     --------
INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS    (40,790)      14,847
Cash and cash equivalents at
  beginning of period                             45,822        9,321
                                                --------     --------
Cash and cash equivalents at
  end of period                                 $  5,032     $ 24,168
                                                ========     ========
Supplemental Data:
  Interest payments                             $ 16,450     $ 18,794
  Income tax payments (net of refunds)          $ 11,414     $  2,478

                See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1993 Annual Report to Shareholders.

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

          Fully diluted earnings per share are computed by dividing net income (less the amount of additional after-tax contribution the Company would be required to make to its ESOP if the preferred shares were converted to common stock) by the weighted average number of common shares and common share equivalents during the period.

 3.  Inventories
     -----------
                                        March 31        June 30
                                          1994            1993
                                        --------        --------
                                             (in thousands)

     Finished                           $ 82,616       $ 97,129
     Work in process                      80,620         80,072
     Raw materials and supplies           28,809         31,472
                                        --------       --------
     Total at current cost               192,045        208,673

     Excess of current cost
       over LIFO values                  121,383        138,083
                                        --------       --------
     Inventory per Balance Sheet        $ 70,662       $ 70,590
                                        ========       ========

      -----------
          Inventories at March 31, 1994 include finished inventory of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company which was acquired in July 1993. This company's inventories are valued using the FIFO method.

          The cost of LIFO-valued inventories was $165,026,000 at March 31, 1994 and $192,743,000 at June 30, 1993. Reduction
     in LIFO-valued inventories resulted in an increase in net income of approximately $5,500,000 or $.68 per share and $9,100,000 or $1.13 per share for the three and nine months ended March 31, 1994, respectively, and approximately $6,400,000 or $.80 per share and $7,000,000 or $.88 per share for the three and nine months ended March 31, 1993, respectively.

 4.  Investment in Joint Venture
     ---------------------------
          On September 2, 1993, the Company acquired, for $45,000,000 in cash, 19 percent of the shares of Walsin-CarTech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation in Taiwan. The joint venture is in the process of constructing a facility in Taiwan to manufacture and distribute specialty steel. The Company has an option to acquire up to an additional 16 percent of the outstanding shares of the venture from Walsin Lihwa at anytime until July 1, 1996. Alternatively, the Company may require Walsin Lihwa to purchase its 19 percent ownership for the original purchase cost at anytime up to July 1, 1997. This investment is being accounted for using the equity method of accounting. The investment account has been increased for interest costs capitalized during the preoperating period totaling $1,090,000 and $2,660,000, respectively, for the three and nine months ended
     March 31, 1994, and for certain acquisition expenses.

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

      ----------------------------------------
          The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the preliminary estimated fair values at the date of acquisition. The excess of purchase price over the preliminary estimated fair values of the net assets acquired approximated $7,000,000 and has been recorded as goodwill, which is being amortized over 20 years.

          The operating results of these acquired businesses have been included in the Consolidated Statement of Income from the date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of the fiscal year 1993 rather than at July 28, 1993, consolidated net sales would have been $453,600,000 for the nine months ended March 31, 1994, and $163,500,000 and $443,200,000 for the
     three and nine months ended March 31, 1993, respectively. Consolidated pro forma net income and earnings per share, before the cumulative effect of accounting changes and extraordinary charge, would not have been materially different from the reported amounts for the three and nine months ended March 31, 1994 and 1993. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1993.

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

          SFAS 109 changes the method of accounting for income taxes from the deferral method to the asset/liability method. Under this method, deferred income taxes are determined based on enacted tax laws and rates, which are applied to the differences between the financial statement bases and tax bases of assets and liabilities. The adoption of this statement resulted in a credit to income of

     --------------------------------
     $12,437,000 ($1.55 per share) principally for the cumulative effect of restating deferred taxes as of July 1, 1992 to current tax rates.

          Results for the three and nine months ended March 31, 1993 have been restated to include the effects of these accounting changes which reduced income before income taxes by $2,200,000 and $5,700,000 and income before the cumulative effect of accounting changes by $2,200,000 or $.28 per share and $4,500,000 or $.56 per share, respectively.

 7.  Debt Arrangements
     -----------------
          In January 1994, the Company entered into a $150,000,000 financing arrangement with a number of banks, providing for the availability of $125,000,000 of revolving credit to January 1998 and lines of credit of $25,000,000. Interest is based on short-term market rates or competitive bids. This financing arrangement replaces the previous revolving credit and lines of credit arrangement.

          During the quarter ended March 31, 1994, the Company purchased at a premium, the entire outstanding principal amount of $55,300,000 of its 12-7/8% sinking fund debentures originally due in 2014. The purchase resulted in an extraordinary charge of $2,039,000, net of $1,206,000 of tax benefit, or $.25 per share. Funding for the purchase came from the Company's short-term credit facilities, which are intended to be replaced with Medium-Term Notes in the future. On December 21, 1993, the Company filed a shelf registration statement (effective January 6, 1994) with the Securities and Exchange Commission for the issuance of up to $100,000,000 of Medium-Term Notes.


        MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
        -----------------------------------------------------------
Third Quarter Results:
- ---------------------
     Income for the quarter ended March 31, 1994 was $12.8 million, before an extraordinary charge of $2.0 million after taxes, or $.25 per share (see Note 7 above).

     Primary earnings before the extraordinary charge were $1.54 per share, 26% higher than the $1.22 per share earned a year ago. Including the extraordinary charge, third quarter net income was $10.8 million, or $1.29 per share. The improved results were primarily due to higher unit volume.

     Sales for the third quarter were $174.3 million, up 12 percent from the $155.4 million for the same period a year ago. This increase was a result of improved demand in the Steel Division, and the inclusion of the sales of Aceros Fortuna, a Mexican steel distribution subsidiary acquired in July 1993.

        MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
         -----------------------------------------------------------
                                (continued)

Third Quarter Results, continued
- ---------------------
     Cost of sales as a percent of net sales decreased to 71 percent in the current quarter from 73 percent in last year's third fiscal quarter. This improved cost level was due to lower raw material costs, sales mix improvements and a higher production level.

     Inventories valued by the last-in, first-out method were reduced during the third quarter of both years, resulting in decreases in costs of $8.6 million before taxes or $.68 per share after taxes in the current year, and by $9.9 million before taxes or $.80 per share after taxes a year ago.

Nine Month Results:
- ------------------
     For the first nine months of the current fiscal year, income before the extraordinary charge was $23.0 million or $2.70 per share, versus $14.8 million, or $1.69 per share for the same period last year before a one-time charge for changes in accounting principles.

     Sales revenues were $450.9 million for the nine month period, an eight percent increase from the $417.8 million reported last year. The higher sales included the results of Aceros Fortuna, the Company's Mexican steel distribution business which was acquired in July 1993, and increased demand for specialty steel products in the United States.

     Cost of sales were 73 percent of sales in the current fiscal year versus 76 percent a year ago. This improved cost level was due primarily to lower inventory levels and the use of the LIFO inventory valuation method which reduced costs by $14.4 million before taxes, or $1.13 per share after taxes, in the nine months ended March 31, 1994 and $11.0 million before taxes, or $.88 per share after taxes, in the same period a year ago.

     Earnings for the nine month period ending March 31, 1994, were adversely affected by a one-time charge of $1.4 million, or $.19 per share in the September 1993 quarter, to increase deferred tax liabilities for a change in the corporate income tax rate in August 1993.

PART II - OTHER INFORMATION
 ----------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings to which the Company is a party or of which its property is subject. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party or has a material interest adverse to the Company's interest. There are no material proceedings with environmental issues which involve a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or which involve potential monetary sanctions in excess of $100,000.

     Item 2. Changes in Securities.
     -----------------------------
     a. There has been no material modification of any class of registered securities, except for a Prospectus Supplement dated January 12, 1994 with respect to the registration statement on Form S-3 (Registration No. 33-51613) filed on December 21, 1993 with respect to the issuance of up to $100,000,000 of unsecured Medium Term Notes which registration statement became effective on January 6, 1994.

     b. The Company's financing arrangements, including the provisions of a certain Credit Agreement dated January 18, 1994 in the principal amount of $125,000,000, contain restrictions which, among other things, limit the aggregate amount of the Company's dividends.

     Item 5. Other Information.
     -------------------------
     On March 1, 1994, the Company redeemed the full outstanding balance of its 12-7/8% Debentures due 2014 ("Debentures") in the principal amount of $55.3 million. The redemption price was at a premium over par equal to $1,061.62 per $1,000 of principal amount of the Debentures plus accrued and unpaid interest. The redemption resulted in an extraordinary charge of $2.0 million after taxes ($.25 per share). The redemption was made to reduce future interest costs.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following document is filed as an exhibit:

               11. Statement regarding computation of per share earnings.

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Items 3 and 4 are omitted as the answers are negative or the items are not applicable.

                                SIGNATURES
                                ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CARPENTER TECHNOLOGY CORPORATION
                                 --------------------------------
                                          (Registrant)




Date:  May 12, 1994              s/G. Walton Cottrell
     -------------------------   --------------------------------
                                   G. Walton Cottrell
                                   Sr. Vice President - Finance
                                     and Chief Financial Officer