Form 10-K
period 1994-06-30
CARPENTER TECHNOLOGY CORP
filed 1994-09-27
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994

Commission file number 1-5828

                     CARPENTER TECHNOLOGY CORPORATION
          (Exact name of Registrant as specified in its Charter)

            Delaware                         23-0458500
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

101 West Bern Street, Reading, Pennsylvania     19612-4662
(Address of principal executive offices)        (Zip Code)

                               610-208-2000
           (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the
Act:

                                          (Name of each exchange
(Title of each class)                      on which registered)
- - - ---------------------                     ----------------------
Common stock, par value $5 per share......New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes  X .  No    .
                                                 ---      ---
Indicate by check mark if disclosure of delinquent filers pur-suant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of September 1, 1994, 8,152,965 shares of Common Stock of
Carpenter Technology Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates
(based upon its closing transaction price on the Composite Tape on such date) was $527,904,484.

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 1994 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-5.

                                  PART I

Item 1.   Business

     (a)  General Development of Business:

          Carpenter Technology Corporation, incorporated in 1904, and its subsidiaries are engaged in the manufacture, fabrication, and marketing of specialty metals and structural ceramics. There were no significant changes in the form of organization or mode of conducting business of Carpenter Technology Corporation (hereinafter called the Company) during the year ended June 30, 1994, except for the transactions described below:

          On July 28, 1993, the Company purchased all of the capital stock (the "Stock") of Aceros Fortuna, S.A. de C.V. and two related companies ("Fortuna"). Fortuna is the largest distributor of specialty steel long products (those in bar, rod, wire or strip forms) in Mexico. Fortuna also operates a heat treatment facility and a leasing company, in Mexico City. The purchase price for the Stock was $20.4 million. In addition, the Company paid $2.5 million for agreements not to compete and paid acquisition costs. This investment is being accounted for using the purchase method of accounting.

          On September 2, 1993, the Company acquired for $45.0 million in cash, 19 percent of the shares of Walsin-CarTech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation in Taiwan. The joint venture has constructed a facility and installed equipment in this facility in Taiwan to manufacture and distribute specialty steel. Initial production trial runs of steel began in July 1994. The Company has an option to acquire up to an additional 16 percent of the outstanding shares of the joint venture from Walsin Lihwa at any time until July 1, 1996. Alternatively, the Company may require Walsin Lihwa to purchase its 19 percent ownership for the original purchase cost at any time up to July 1, 1997. This investment is being accounted for using the equity method of accounting.

          In addition, on July 22, 1994, the Company acquired all of the outstanding shares of Certech, Inc. and an affiliated company (Certech), for $16.0 million comprised of $12.8 million in cash and the balance in shares of Carpenter common stock. Certech, with plants in New Jersey, Pennsylvania and the United Kingdom had sales of about $17 million in fiscal 1994. It is a recognized leader in the technology and manufacturing of structural ceramic products.

     The acquisition of Certech enabled the Company to quickly attain a substantial position in the structural ceramics market.

     (b)  Financial Information About Industry Segments:

          The Company is primarily engaged in one business segment, the manufacture, fabrication and marketing of specialty metals.

     (c)  Narrative Description of Business:

          (1)  Products:

               The Company processes basic raw materials such as chromium, nickel, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes. Sales of finished products include:

          STAINLESS STEELS -
               A broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

          SPECIAL ALLOYS -
               Other special purpose alloys used in critical components such as bearings and fasteners. Heat resistant alloys that range from slight modifications of the stainless steels to complex nickel and cobalt base alloys. Alloys for electronic, magnetic and electrical applications with controlled thermal expansion characteristics, or high electrical resistivity or special magnetic characteristics. Special stainless steels and zirconium base alloys for nuclear reactors.

          TOOL STEELS -
               Tool and die steels which are extremely hard alloys used for tooling and other wear-resisting components in metalworking operations such as stamping, extrusion and machining.

          OTHER -
               Carbon steels purchased for distribution and other miscellaneous products.

               The products of the Company are sold primarily in the United States and principally through its own sales organization with service centers and sales offices located in many of the major cities of the country.
          Sales outside of the United States, including export sales, were $67.1 million, $30.7 million and $33.9 million in fiscal 1994, 1993 and 1992, respectively.

          (2)  Classes of Products:

               The approximate percentage of the Company's consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:

                                   1994      1993      1992
                                   ----      ----      ----
          Stainless Steel           60%       60%       57%
          Special Alloys            29%       33%       36%
          Tool Steel                 8%        7%        7%
          Other                      3%        -         -
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====
          (3)  Raw Materials:

               The Company depends on continued delivery of critical raw materials for its day-to-day operations. These raw materials are nickel, ferrochrome, cobalt, molybdenum, manganese and scrap, both alloy and steel. Some of these raw materials sources are located in countries subject to potential interruptions of supply.

          These potential interruptions could cause material shortages and affect the availability and price.

               The Company is in a strong raw material position because of its long-term relationships with major suppliers. These suppliers provide material availability and competitive prices for these key raw materials.

               The Company has also established and maintains raw material inventory at appropriate levels at the Reading plant. These raw materials inventory levels are balanced to meet inventory targets while maintaining continued operations during potential periods of disruption.

          (4)  Patents and Licenses:

               The Company and its subsidiaries and affiliates own a number of United States and foreign patents and have granted licenses under some or all of them. Certain of the products produced by the Company are covered by patents of other companies from whom licenses have been obtained. The Company does not consider its business to be materially dependent upon any patent or patent rights.

          (5)  Seasonality of Business:

               The Company's sales and earnings results are normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest - chiefly because of annual plant vacation shutdowns in this period by the Company as well as by many of its customers. The timing of major changes in the general economy can alter this pattern, but over the longer time frame, the historical patterns generally prevail. The chart below shows the percent of net sales by quarters for the past three fiscal years:

                                        1994      1993      1992
                                        ----      ----      ----
          Quarter Ended September 30     21%       24%       22%
          Quarter Ended December 31      23%       21%       23%
          Quarter Ended March 31         28%       27%       29%
          Quarter Ended June 30          28%       28%       26%
                                        ----      ----      ----
                                        100%      100%      100%
                                        ====      ====      ====
          (6)  Customers:

               The Company is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on the Company.

          (7)  Backlog:

               As of August 31, 1994, the Company had a backlog of orders, believed to be firm, of approximately $196.0 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of August 31, 1993 was approximately $122.0 million.

          (8)  Competition:

               The business of the Company is highly competitive. There are 14 major domestic companies producing one or more similar specialty metal products in competition with the Company. Furthermore, a number of different products may, in certain instances, be substituted for the Company's finished product. Additionally, numerous foreign producers import into the United States various specialty metal products similar to those produced by the Company. Imports of foreign specialty steels have long been a serious concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Such pricing practices have usually been supported by foreign governments through direct and indirect subsidies.

               The Voluntary Restraint Arrangements (VRA's) limiting the volume of foreign specialty steel products which could be exported to the United States expired as scheduled in 1992. The U.S. Government chose not to extend the VRA's, leaving the domestic producers with the alternative of filing unfair trade actions against foreign specialty steel producers.

               In January 1994, the International Trade
          Commission (ITC) ruled that the domestic industry had been injured by dumped stainless steel rod imports from Brazil, France and India and the U.S. Department of Commerce issued dumping orders against the three countries targeted. As a result, additional duties will be collected at margins ranging from 24.6% to 26.5% against Brazil, 24.59% against France and 48.8% against India on all imports of stainless steel rod from those countries.

               On December 30, 1993, the Company joined with six other domestic producers in filing new antidumping actions against imports of stainless steel bar from Brazil, India, Italy, Japan and Spain. In
          February 1994, the ITC determined that there was a preliminary indication of injury and, on July 28, 1994, the U.S. Department of Commerce issued a preliminary dumping determination against the five countries, with margins ranging up to 61%. As a result, importers are required to post bonds on cash deposits covering the amounts of the potential additional duties. The final determinations of dumping and injury are expected by the end of calendar 1994.

               Negotiations by the U.S. Trade Representative with the major steel producing nations of the world to develop a Multilateral Steel Agreement (MSA) are continuing. The objective of the MSA would be to reduce unfair trade in steel products by establishing international commitments and disciplines aimed at eliminating subsidies and other trade-distortive practices.

          (9)  Research, Product and Process Development:

               The Company's expenditures for company-sponsored research and development were approximately $13.6 million, $12.9 million and $14.0 million in fiscal
          1994, 1993 and 1992, respectively.

          (10) Environmental Regulations:

               The Company, as well as other steel companies, is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated on a quarterly basis by management. The Company accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environ-mental remediation. For further information on environmental remediation, see the Commitments and Contingencies section included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the financial statements included in Item 8 "Financial Statements and Supplementary Data".

               The costs of maintaining and operating environ-mental control equipment were about $8.5 million and $8.2 million for fiscal 1994 and 1993, respectively. The capital expenditures for environmental control equipment were about $.5 million and $2.6 million for fiscal 1994 and 1993, respectively. The Company anticipates spending approximately $15.0 million on major domestic environmental capital projects over the next five fiscal years. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary.

          (11) Employees:

               As of August 31, 1994, the Company had 4,085 full-time employees.

Item 2.  Properties

     The locations of the Company's principal manufacturing plants are: Reading, Pennsylvania; Orangeburg, South Carolina; and San Diego, California. The Reading and Orangeburg plants are owned in fee. The San Diego plant is owned, but the land is leased.

     The Company has an annual practical melting capacity of approximately 208,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to finishing losses. During the years ended June 30, 1994 and 1993, the Company operated at approximately 78 percent and 70 percent, respectively, of its melting capacity due to significant reductions in its finished and process inventories.

     The Company also operates sales offices and service centers, most of which are owned, at 35 locations in 15 states and 8 foreign countries.

     The plants, service centers and offices of the Company have been acquired at various times over many years. There is an active maintenance program to keep facilities in good condition. In addition, the Company has had an active capital spending program to replace equipment as needed to keep it technologically competitive on a world-wide basis. The Company believes its facilities are in good condition and suitable for its business needs.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries.

     There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Listed below are the names of corporate and certain divisional officers as of fiscal year end, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual meeting of the Board of Directors which immediately follows the Annual Meeting of Shareholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Nicholas F. Fiore and Robert W. Lodge.

     Dr. Fiore served as Managing Director of Materials and Applied Physics for Arthur D. Little, Inc. in 1989, President of Cabot Ceramics, Inc. from 1986 to 1989, Vice President - Cabot High Performance Alloys from 1985 to 1986, Vice President and General Manager - Cabot Specialty Materials from 1983 to 1985, and Vice President and Corporate Director of Technology of Cabot Corporation from 1982 to 1983. Before joining Cabot, Dr. Fiore spent 15 years with the University of Notre Dame, serving as Professor and Chairman of the Department of Metallurgy and Materials Science from 1972 to 1981.

     Mr. Lodge served as Vice President of Human Resources for
Johnson Matthey, Inc. from 1988 to 1991 and in various assignments in industrial relations and human resources with Rockwell International Corporation from 1977 to 1988. There is no family relationship between any of the officers.

                                                       Assumed
                                                       Present
Name               Age   Positions                     Position
- - - ----               ---   ----------                    ---------
Robert W. Cardy     58   Chairman, President &
                          Chief Executive Officer      July 1992
                         Director                  November 1990

Donald C. Bristol   55   Senior Vice President -
                          Steel Division            January 1993

Edward B. Bruno     54   Controller                 October 1975

G. Walton Cottrell  54   Sr. Vice President -
                          Finance & Chief
                          Financial Officer         January 1993

Nicholas F. Fiore   54   Senior Vice President -
                          Strategic Businesses      January 1993

Robert W. Lodge     51   Vice President - Human
                          & Admin. Services       September 1991

John A. Schuler     52   Treasurer                 November 1978

Robert J. Torcolini 43   Vice President -
                          Manufacturing Operations,
                          Steel Division            January 1993

Richard J. Weiler   57   Vice President -
                          Sales and Marketing,
                          Steel Division            January 1993

John R. Welty       45   Vice President -
                          General Counsel &
                          Secretary                 January 1993

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Common stock of the Company is listed on the New York Stock
Exchange. The ticker symbol is CRS. Here are the high and low market prices of the Company's stock for the past two fiscal years:

Quarter Ended:           1994                     1993
________________________________________________________________
                     High      Low            High      Low

September 30        $56-3/8   $49-3/8        $49-1/4   $41

December 31         $58-1/4   $50            $51-1/8   $43-3/8

March 31            $66-3/8   $56-1/2        $52-1/8   $48-3/8

June 30             $62-3/4   $56-1/2        $55-3/8   $47-3/8
________________________________________________________________
                    $66-3/8   $49-3/8        $55-3/8   $41

     The Company has paid quarterly cash dividends on its common stock for 88 consecutive years. The quarterly dividend rate has been $.60 per share for each of the past three years.

     The Company had 5,977 common shareholders of record as of June 30, 1994. The balance of the information required by this item is disclosed in Note 8 to the financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 6.  Selected Financial Data
Five-Year Financial Summary
Dollar amounts in thousands, except per share data
(years ended June 30)
                           1994     1993     1992     1991     1990
______________________________________________________________________
Summary of Operations

Net Sales                $628,795 $576,248 $570,200 $562,476 $584,351
Income before extra-
 ordinary charges &
 cumulative effect
 of changes in
 accounting
 principles              $ 38,289 $ 26,534 $ 14,884 $ 30,071 $ 45,017
Extraordinary
 charges net of
 income taxes            $ (2,039)$      - $ (1,238)$      - $      -
Cumulative effect of
 changes in accounting
 principles, net of
 income taxes            $      - $(74,676)$      - $      - $      -
Net income (loss)        $ 36,250 $(48,142)$ 13,646 $ 30,071 $ 45,017

Financial Position
at Year-End

Total assets             $729,911 $699,565 $714,752 $716,995 $695,419
Long-term debt, net      $158,070 $189,895 $196,604 $122,661 $126,503

Per Share Data
Primary:
 Income before extra-
  ordinary charges &
  cumulative effects
  of changes in
  accounting
  principles             $   4.55 $   3.11 $   1.63 $   3.52 $   5.05
 Net income (loss)       $   4.30 $  (6.21)$   1.48 $   3.52 $   5.05
Fully Diluted:
 Income before extra-
  ordinary charges &
  cumulative effects
  of changes in
  accounting
  principles             $   4.40 $   3.03 $   1.63 $   3.52 $   5.05
 Net income (loss)       $   4.16 $  (5.77)$   1.48 $   3.52 $   5.05
Cash dividends-common    $   2.40 $   2.40 $   2.40 $   2.40 $   2.325

See Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

MANAGEMENT'S DISCUSSION OF OPERATIONS

Summary

Net sales and earnings trends for the past three fiscal years are summarized below:

(dollars in millions -
 except per share)                  1994      1993      1992
__________________________________________________________________
Net sales                          $628.8    $576.2    $570.2
Income before extraordinary
  charges and cumulative effect of
  changes in accounting principles $ 38.3    $ 26.5    $ 14.9
Net income (loss)                  $ 36.3    $(48.1)   $ 13.6
Primary earnings per share before
  extraordinary charges and
  cumulative effect of changes
  in accounting principles         $  4.55   $  3.11   $  1.63
Primary earnings (loss) per share  $  4.30   $ (6.21)  $  1.48
__________________________________________________________________

Fiscal 1994 and 1992 results were adversely affected by extraordinary charges for debt retirement as described in Note 7 to the financial statements. Fiscal 1993 results were reduced by a large, one-time retroactive charge for the cumulative effect of adopting two accounting changes as described in Note 1 to the financial statements.

Earnings before the extraordinary charges and accounting changes improved in each of the past two years as a result of the improved economy and internal programs for cost reduction, asset utilization and market share enhancements.

The chart below shows net sales by product line for the past three fiscal years:

                            1994           1993           1992
(dollars in millions)    Sales    %     Sales    %     Sales    %
__________________________________________________________________

Stainless steel          $375.0  60     $342.9  60     $325.3  57
Special alloys            182.4  29      190.3  33      205.8  36
Tool steel                 49.6   8       43.0   7       39.1   7
Other                      21.8   3          -   -          -   -
__________________________________________________________________
 Total                   $628.8 100     $576.2 100     $570.2 100
==================================================================

The following table is the approximate breakdown of sales by end-use markets (excludes sales of Aceros Fortuna in 1994):

Years Ended June 30                        1994   1993   1992
________________________________________________________________
Metal producing and distribution            14%    13%    11%
Motor vehicles and equipment                14     13     13
Aerospace                                   12     14     16
Electrical and electronic equipment         12     12     12
General industrial equipment                11     11     11
Power generation and distribution            8      7      7
Metal working equipment                      7      7      6
Chemical and petroleum processing            5      5      6
Consumer durables                            5      5      5
Instruments and controls                     4      4      5
Housing and construction                     3      3      3
Miscellaneous                                5      6      5
________________________________________________________________
                                           100%   100%   100%
================================================================

Results of Operations - Fiscal 1994 Versus Fiscal 1993

Sales were $628.8 million in fiscal 1994, up 9 percent from the fiscal 1993 level of $576.2 million. Approximately 60 percent of the increase was from the inclusion, in fiscal 1994, of the results of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, which was acquired in July 1993 (described in Note 2 to the financial statements).

The remainder of the sales improvement was due to an 8 percent increase in unit volume shipments of the Steel Division. Demand for stainless bar and wire products was at a high level, especially in the January to June 1994 period. Also, mill-direct business in commodity-priced products was accepted to more fully utilize production capability. This strategy and reduced sales of high temperature alloys for the aerospace industry resulted in a lower-priced sales mix. Unit selling prices for domestic specialty steel shipments fell an average of 2 percent due to lower nickel costs and continued competitive price pressures, particularly from imported products.

Cost of sales as a percentage of sales decreased to 73 percent versus 76 percent a year earlier. The improved cost ratio was chiefly the result of the increased production level and manufacturing efficiency gains for the Steel Division. These favorable effects were partially offset by the lower unit selling prices. Cost of sales in each of the last two fiscal years was favorably affected by reductions in inventories valued using the LIFO method. The LIFO method values inventory reductions at historical costs which were lower than current costs. This favorable effect on costs, before taxes and profit sharing impacts, was $24.9 million in fiscal 1994 and $25.7 million in fiscal 1993.

Raw material costs per unit purchased decreased by 6 percent during fiscal 1994 versus the year-earlier costs primarily because of a 15 percent drop in the cost of nickel. Labor costs for Steel Division production and maintenance employees were up by 4 percent as a result of base wage increases in July 1993 and higher profit sharing payments. Excluding the Company's Mexican operations, there was a decrease of about 40 salaried employees during fiscal 1994, offsetting most of the increase in salaries due to inflation.

Natural gas costs per unit consumed increased by 27 percent over fiscal 1993's level, but electricity costs per unit fell by 13 percent.

Selling and administrative expenses increased by $10.3 million during fiscal 1994 due chiefly to the inclusion of Aceros Fortuna costs in fiscal 1994 and increased salaried employment costs.

Interest expense was lower by $5.1 million in fiscal 1994 principally because of the capitalization of $3.6 million of interest related to the investment in the Walsin-CarTech
Specialty Steel Corporation in Taiwan (described in Note 3 to the financial statements). Also, interest rates were lower, especially since the retirement of the 12-7/8% debentures in March 1994.

Fiscal 1994 includes $.9 million of losses for the Company's 19 percent share of the losses of the Walsin-CarTech joint venture
(described in Note 3 to the financial statements).

Other income decreased by $4.1 million primarily because fiscal
1993 income included a $3.7 million award in a patent suit.

Income taxes as a percent of pre-tax income (effective tax rate) increased to 39 percent in fiscal 1994 from 38 percent a year earlier because of an increase in the federal statutory rate. A reconciliation of the effective tax rate to the federal statutory rate is presented in Note 14 to the financial statements.
During fiscal 1994, the Company retired at a premium, $55.3 million of its 12-7/8% debentures, and recorded an extraordinary charge of $2.0 million including unamortized discount and issue costs, net of $1.2 million of income tax benefits (described in Note 7 to the financial statements).

Results of Operations - Fiscal 1993 Versus Fiscal 1992

Sales increased by 1 percent in fiscal 1993. Total unit volume shipped increased by 6 percent while lower average selling prices and product mix changes reduced average selling prices by 2 percent and 3 percent, respectively. Fiscal 1993 sales were enhanced by securing additional mill-direct business for high turnover items to help fill vacancies in mill schedules.
However, this additional business had lower than average selling prices and profit margins. The aerospace markets continued to weaken throughout the year. Selling prices were under continued pressure due to a very competitive market, increased imports and lower raw material costs.

Cost of sales as a percentage of sales decreased slightly in fiscal 1993 due to a $25.7 million positive effect on earnings of reductions in inventories valued using the LIFO method. This benefit was partially offset by the unfavorable effect of operating production facilities at lower capacity rates, a less profitable sales mix and lower unit selling prices.

Raw material costs per unit purchased decreased by 10 percent in fiscal 1993 from year-earlier levels. Nickel and chromium costs decreased by 16 percent and 7 percent, respectively.

Labor costs per-hour-worked for Steel Division production and maintenance employees increased by 14 percent in fiscal 1993. An average base wage increase of 4 percent on July 1, 1992, higher profit sharing payments and increased costs for retiree medical expenses were the chief factors. The salaried staff level was reduced by approximately 130 people as a result of a cost reduction program.

Other income increased by $5.0 million as a result of a $3.7 million award in a patent suit and an increase in interest income.

Interest expense increased in fiscal 1993 by 5 percent to $20.6 million due to a full-year effect of the fiscal 1992 refinancing of short-term debt to long-term debt at higher interest rates.

Income taxes as a percent of pre-tax income (effective tax rate) increased to 38 percent in fiscal 1993 from 34.8 percent in fiscal 1992 due to increased state income taxes.

MANAGEMENT'S DISCUSSION OF CASH FLOW AND FINANCIAL CONDITION

Cash Flow

Cash flow from operations remained at high levels throughout the past three fiscal years due to strong income before extraordinary charges and the cumulative effect of accounting changes and because of significant inventory reductions. A $10.0 million lump sum royalty payment received from Walsin-CarTech also improved cash flow during fiscal 1994 (see Note 3 to the financial statements).

Excluding the Aceros Fortuna inventory acquired, inventories decreased by $41.8 million in terms of current costs during fiscal 1994 as a result of the Company's Continuous Improvement process to reduce lead times while still maintaining a high customer service level. Since most of this reduction was in inventories accounted for on the LIFO method, the reduction was only $16.9 million in terms of historical costs for accounting purposes. The $24.9 million differential was reflected as a reduction in cost of sales during fiscal 1994. The Company's Continuous Improvement process also helped reduce inventories during fiscal 1993 by $88.9 million in terms of current costs.

Accounts receivable increased $1.9 million in fiscal 1994, excluding the Aceros Fortuna accounts receivable acquired, and $12.5 million in fiscal 1993, as a result of increased fourth quarter sales each year. The average days sales outstanding in 1994 was comparable to 1993.

Capital expenditures of $26.6 million in fiscal 1994 were concentrated in the Company's Reading, Pennsylvania, plant for normal replacements, modernization and incremental capability. The major capital projects were for the modernization of wire finishing operations and the purchase and installation of a second rotary forge.

On July 28, 1993, the Company acquired all of the outstanding shares of Aceros Fortuna and two affiliated companies for cash of $20.4 million and paid $2.5 million for agreements not to compete (described in Note 2 to the financial statements). On
September 2, 1993, the Company acquired, for $45.0 million in cash, 19 percent of the shares of the Walsin-CarTech joint venture (described in Note 3 to the financial statements).

On March 1, 1994, the Company retired at a premium, the entire outstanding principal amount of $55.3 million of its 12-7/8% debentures. The funding for this retirement came from the Company's credit facilities, but is intended to be replaced with long-term debt in the future (described in Note 7 to the financial statements). Payments made on other long-term debt totaled $13.4 million and $6.8 million in fiscal 1994 and 1993, respectively.

The dividend payout rates on common and preferred stock were maintained at $2.40 and $5,362.50 per share, respectively, and totaled about $21.0 million in each of the past three years. Dividends on common stock will continue to be reviewed periodically in light of projected earnings trends and cash requirements.

In June 1989, the Board of Directors authorized the purchase of up to 1,200,000 shares of Carpenter common stock, and in September 1991, in conjunction with the establishment of an ESOP, the Board of Directors authorized the purchase of 600,000 shares of common stock to avoid the dilutive effect of the issuance of convertible stock to the ESOP. Shares purchased under these programs totaled 346,217 in fiscal 1992 and 253,800 in fiscal 1993 for a total of $28.3 million in cash. During fiscal 1993 and 1994, share repurchases were suspended in order to conserve cash for the investments discussed earlier.

Financial Condition

During fiscal 1992 through 1994, the Company maintained the ability to provide adequate cash to meet its needs through strong cash flow from operations, management of working capital and its flexibility to use outside sources of financing to supplement internally generated funds.

Fiscal 1994 ended in a sound liquidity position, with current assets exceeding current liabilities by $72.7 million (a ratio of 1.7 to 1). This favorable ratio is conservatively stated because inventories are valued $125.7 million less than the current cost as a result of using the LIFO method. Total debt at June 30, 1994 was $173.7 million or 35.7 percent of total capital, including deferred taxes, versus 41.0 percent of total capital, including deferred taxes, at June 30, 1993.

In January 1994, the Company entered into a $150.0 million financing arrangement with a number of banks, providing for the availability of $125.0 million of revolving credit to January 1998 and lines of credit of $25.0 million. This facility was used to fund the cash portion of the acquisition of Certech, Inc. (described in Note 17 to the financial statements).
Interest is based on short-term market rates or competitive bids.

This financing arrangement replaced a previous revolving credit and lines of credit arrangement.

In summary, we believe that our present financial resources, both from internal and external sources, are adequate to meet our foreseeable short-term and long-term liquidity needs.

Commitments and Contingencies

Environmental
The Company has environmental liabilities at some of its owned operating facilities, and has been designated as a "potentially responsible party" with respect to certain superfund waste disposal sites. Additionally, the Company has been notified that it may be a potentially responsible party with respect to other superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of cleanup costs nor the final method of their allocations among all designated potentially responsible parties at these superfund sites has been determined. The estimated range of the reasonably possible costs of remediation at the Company-owned operating facilities and the superfund sites is between $7.0 million and $15.0 million. The Company has accrued for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable remediation costs. Additional details are provided in Note 16 to the financial statements. The Company does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Other
The Company is also defending various claims and legal actions, and is subject to commitments and contingencies which are common to its operations. The Company provides for costs relating to these matters when a loss is probable and the amount is reason-ably estimable. Additional details are provided in Note 16 to the financial statements. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on the Company's financial position.

                    [This page intentionally left blank]

Item 8.  Financial Statements and Supplementary Data


     Index to Financial Statements and Supplementary Data

                                                           Page
                                                           ----
Financial Statements:

  Report of Independent Accountants                         20

  Consolidated Statement of Income for the Years Ended
    June 30, 1994, 1993 and 1992                            21

  Consolidated Statement of Cash Flows for the
    Years Ended June 30, 1994, 1993 and 1992                22

  Consolidated Balance Sheet as of June 30, 1994 and 1993   23

  Consolidated Statement of Changes in Shareholders'
    Equity for the Years Ended June 30, 1994,
    1993, and 1992                                          24-25

   Notes to Financial Statements                            26-42


Supplementary Data:

  Quarterly Financial Data (Unaudited)                      43-44

                     Report of Independent Accountants




To the Shareholders of
Carpenter Technology Corporation:

We have audited the accompanying consolidated financial statements of Carpenter Technology Corporation and subsidiaries listed in the index on page 19 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carpenter Technology Corporation and subsidiaries as of June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in the year ended
June 30, 1993.



                                 s/Coopers & Lybrand
                                   COOPERS & LYBRAND

2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 26, 1994

Consolidated Statement of Income
Carpenter Technology Corporation and Subsidiaries
for the years ended June 30, 1994, 1993 and 1992
(in thousands, except per share data)
_________________________________________________________________
                                      1994      1993      1992

Net sales                           $628,795  $576,248  $570,200
_________________________________________________________________
Costs and expenses:
 Cost of sales                       458,473   436,057   439,785
 Selling and administrative
  expenses                            92,525    82,214    80,829
 Interest expense                     15,521    20,594    19,637
  Equity in loss of joint venture        910         -         -
  Special charge                           -         -     7,500
 Other income, net                    (1,362)   (5,416)     (378)
_________________________________________________________________
                                     566,067   533,449   547,373
_________________________________________________________________
Income before income taxes, extraordinary
  charges and cumulative effect of
  changes in accounting principles    62,728    42,799    22,827
Income taxes                          24,439    16,265     7,943
_________________________________________________________________
Income before extraordinary charges and
  cumulative effect of changes in
  accounting principles               38,289    26,534    14,884
Extraordinary charges - premium on
  retirement of long-term debt, net of
  income taxes                        (2,039)        -    (1,238)
Cumulative effect of changes in
  accounting principles, net of
  income taxes                             -   (74,676)        -
_________________________________________________________________
Net income (loss)                   $ 36,250  $(48,142) $ 13,646
=================================================================
Primary earnings (loss) per common share:
  Income before extraordinary charges
    and cumulative effect of changes
    in accounting principles        $   4.55  $   3.11  $   1.63
  Extraordinary charges                 (.25)        -      (.15)
  Cumulative effect of changes in
    accounting principles                  -     (9.32)        -
_________________________________________________________________
  Earnings (loss) per common share  $   4.30  $  (6.21) $   1.48
=================================================================
  Weighted average common shares
   outstanding                         8,065     8,009     8,342
=================================================================
Fully-diluted earnings (loss) per
 common share:
  Income before extraordinary charges
    and cumulative effect of changes in
    accounting principles           $   4.40  $   3.03  $   1.63
  Extraordinary charges                 (.24)        -      (.15)
  Cumulative effect of changes in
    accounting principles                  -     (8.80)        -
_________________________________________________________________
  Earnings (loss) per common share  $   4.16  $  (5.77) $   1.48
=================================================================
  Weighted average common shares
    outstanding                        8,543     8,500     8,721
=================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
Carpenter Technology Corporation and Subsidiaries
for the years ended June 30, 1994, 1993 and 1992
_________________________________________________________________
(in thousands)                        1994      1993      1992

OPERATIONS
Net income (loss)                   $ 36,250  $(48,142) $ 13,646
Adjustments to reconcile net income
 (loss) to net cash provided from
 operations:
 Depreciation and amortization        28,983    26,947    25,657
 Deferred income taxes                 4,057    10,953     3,125
 Prepaid pension cost                (11,563)  (11,834)   (9,875)
 Equity in loss of joint venture         910         -         -
  Extraordinary charges                2,039         -     1,238
  Cumulative effect of changes in
    accounting principles                  -    74,676         -
 Special charge                            -         -     7,500
Changes in working capital and other:
 Receivables                          (1,889)  (12,497)    4,030
 Inventories                          16,907    63,137    29,644
 Other, net                           23,772    (8,192)  (13,154)
_________________________________________________________________
  Net cash provided from operations   99,466    95,048    61,811
_________________________________________________________________
INVESTING ACTIVITIES
Purchases of plant and equipment     (26,604)  (20,563)  (35,042)
Disposals of plant and equipment       3,144       405     1,762
Investment in joint venture          (49,196)        -         -
Acquisition of wholly-owned
  subsidiaries, net of cash
  received                           (22,323)        -         -
_________________________________________________________________
  Net cash used for investing
    activities                       (94,979)  (20,158)  (33,280)
_________________________________________________________________
FINANCING ACTIVITIES
Payments on short-term debt           (2,794)        -   (60,231)
Proceeds from issuance of
  long-term debt                      45,851         -    99,485
Payments on long-term debt           (71,271)   (6,843)  (24,492)
Dividends paid                       (20,824)  (20,868)  (21,339)
Proceeds from issuance of common
  stock                                4,245       955       211
Payments to acquire treasury stock         -   (11,633)  (16,700)
Preferred stock issuance cost              -         -      (850)
_________________________________________________________________
  Net cash used for financing
   activities                        (44,793)  (38,389)  (23,916)
_________________________________________________________________
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                  (112)        -         -
_________________________________________________________________
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                   (40,418)   36,501     4,615
_________________________________________________________________
Cash and cash equivalents at
  beginning of year                   45,822     9,321     4,706
_________________________________________________________________
Cash and cash equivalents at
  end of year                       $  5,404  $ 45,822  $  9,321
=================================================================
Supplemental Data:
 Interest payments, net of amounts
   capitalized                      $ 17,592  $ 22,195  $ 19,809
 Income tax payments, net of
    refunds                         $ 18,066  $  2,538  $  4,129
_________________________________________________________________

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
Carpenter Technology Corporation and Subsidiaries
June 30, 1994 and 1993
_________________________________________________________________
(in thousands, except share data)               1994      1993

ASSETS
Current Assets:
 Cash and cash equivalents                    $  5,404  $ 45,822
 Accounts receivable, net                       95,412    90,426
 Inventories                                    65,262    70,590
 Deferred income taxes                             463     2,737
  Other current assets                           4,629     7,120
_________________________________________________________________
  Total current assets                         171,170   216,695
_________________________________________________________________
Property, plant and equipment, net             391,840   391,129
_________________________________________________________________
Prepaid pension cost                            73,185    61,602
_________________________________________________________________
Investment in joint venture                     48,576         -
_________________________________________________________________
Other assets                                    45,140    30,139
_________________________________________________________________
Total assets                                  $729,911  $699,565
=================================================================

LIABILITIES
Current liabilities:
 Accounts payable                             $ 35,478  $ 24,328
 Accrued compensation                           18,654    14,457
 Accrued income taxes                              616     2,080
 Other accrued liabilities                      28,153    25,951
 Current portion of long-term debt              15,618     6,617
_________________________________________________________________
  Total current liabilities                     98,519    73,433
_________________________________________________________________
Long-term debt, net of current portion         158,070   189,895
_________________________________________________________________
Accrued postretirement benefits                139,365   143,876
_________________________________________________________________
Deferred income taxes                           74,739    66,765
_________________________________________________________________
Other liabilities and deferred income           20,074     7,135
_________________________________________________________________
SHAREHOLDERS' EQUITY
Preferred stock, $5 par value - authorized
  2,000,000 shares                              29,029    29,128
Common stock, $5 par value - authorized
  50,000,000 shares                             48,061    47,542
Capital in excess of par value                  50,882    46,131
Reinvested earnings                            204,667   189,241
Common stock in treasury, at cost              (66,150)  (66,150)
Deferred compensation                          (26,386)  (27,431)
Foreign currency translation adjustments          (959)       -
_________________________________________________________________
   Total shareholders' equity                  239,144   218,461
_________________________________________________________________
Total liabilities and shareholders' equity    $729,911  $699,565
=================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation and Subsidiaries
for the years ended June 30, 1994, 1993 and 1992
                                                                                                 Foreign     Total
                                                 Capital in                         Deferred     Currency    Share-
(in thousands, except       Preferred   Common   Excess of  Reinvested  Treasury    Compen-     Translation  holders'
share & per share data)       Stock     Stock    Par Value   Earnings    Stock      sation      Adjustemnts  Equity
- - - -----------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1991   $       -  $  47,334  $  44,392  $ 265,944  $ (37,817)  $           $       -   $319,583
Stock issued to ESOP, net
  of issuance costs            29,150                                                                         29,150
_______________________________________________________________________________________________________________________
Stock options exercised, net
of 8,623 shares exchanged                     27        181                                                      208
_______________________________________________________________________________________________________________________
Shares purchased                                                          (16,700)                           (16,700)
_______________________________________________________________________________________________________________________
Net income                                                      13,646                                        13,646

_______________________________________________________________________________________________________________________
Cash dividends:
  Preferred, $4,385.00 per
    share, net of income
    taxes                                                       (1,335)                                       (1,355)
_______________________________________________________________________________________________________________________
  Common, $2.40 per share                                      (20,004)                                      (20,004)
_______________________________________________________________________________________________________________________
Note receivable from ESOP                                                             (29,998)               (29,998)
_______________________________________________________________________________________________________________________
Reduction of ESOP note                                                                    500                    500
________________________________________________________________________________________________________________________
Accrued compensation                                                                      947                    947
_______________________________________________________________________________________________________________________
Balances at June 30, 1992      29,150     47,361     44,573    258,251    (54,517)    (28,551)          -    296,267

Stock retirement and
  conversion                      (22)                                                                           (22)
_______________________________________________________________________________________________________________________
Stock options exercised, net                                                                                     955
  of 6,068 shares exchanged                  108        847
_______________________________________________________________________________________________________________________
Restricted shares issued                      73        711                              (784)                     -
_______________________________________________________________________________________________________________________
Shares purchased                                                          (11,633)                           (11,633)
_______________________________________________________________________________________________________________________
Net loss                                                       (48,142)                                      (48,142)
_______________________________________________________________________________________________________________________
Cash dividends:
  Preferred, $5,362.50 per
    share, net of income
    taxes                                                       (1,629)                                       (1,629)
_______________________________________________________________________________________________________________________
  Common, $2.40 per share                                      (19,239)                                      (19,239)
_______________________________________________________________________________________________________________________
Reduction of ESOP note                                                                    613                    613
_______________________________________________________________________________________________________________________
Accrued compensation                                                                    1,291                  1,291
_______________________________________________________________________________________________________________________
Balances at June 30, 1993      29,128     47,542     46,131    189,241    (66,150)    (27,431)          -    218,461

Stock retirement and
  conversion                      (99)         1         11                                                      (87)
_______________________________________________________________________________________________________________________
Stock options exercised, net
  of 10,308 shares exchanged                 437      3,808                                                    4,245
_______________________________________________________________________________________________________________________
Restricted shares issued,
  net                                         81        900                              (981)                     -
_______________________________________________________________________________________________________________________
Net income                                                      36,250                                        36,250
______________________________________________________________________________________________________________________
Cash dividends:
  Preferred, $5,362.50 per
    share, net of income
    taxes                                                       (1,606)                                       (1,606)
_______________________________________________________________________________________________________________________
  Common, $2.40 per share                                      (19,218)                                      (19,218)
_______________________________________________________________________________________________________________________
Reduction of ESOP note                                                                    941                    941
_______________________________________________________________________________________________________________________
Accrued compensation                                                                    1,085                  1,085
_______________________________________________________________________________________________________________________
Translation adjustments                                                                              (959)      (959)
_______________________________________________________________________________________________________________________
Other                                                    32                                                       32
_______________________________________________________________________________________________________________________
Balances at June 30, 1994   $  29,029  $  48,061  $  50,882  $ 204,667  $ (66,150)  $ (26,386) $     (959) $ 239,144
=======================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity (continued)
                                                     Share Data
                               -----------------------------------------------------
                                                        Common Shares
                               Preferred -------------------------------------------
                                 Shares                                  Net
                                 Issued     Issued       Treasury    Outstanding
- - - ------------------------------------------------------------------------------------
Balance at June 30, 1991                   9,466,730      (922,567)    8,544,163

Stocks issued to ESOP, net
  of issuance costs               461.5
____________________________________________________________________________________
Stock options exercised, net
  of 8,623 shares exchanged                    5,473                       5,473
____________________________________________________________________________________
Shares purchased                                          (346,217)     (346,217)
____________________________________________________________________________________
Net income
____________________________________________________________________________________
Cash dividends:
  Preferred $4,385.00 per
      share, net of income
      taxes
_____________________________
  Common, $2.40 per share
_____________________________
Note receivable from ESOP
_____________________________
Reduction of ESOP note
_____________________________
Accrued compensation
____________________________________________________________________________________
Balances at June 30, 1992         461.5    9,472,203    (1,268,784)    8,203,419

Stock retirement and
  conversion                       (0.3)          30                          30
____________________________________________________________________________________
Stock options exercised, net
  of 6,068 shares exchanged                   21,642                      21,642
____________________________________________________________________________________
Restricted shares issued                      14,480                      14,480
____________________________________________________________________________________
Shares purchased                                          (253,800)     (253,800)
____________________________________________________________________________________
Net loss
_____________________________
Cash dividends:
  Preferred, $5,362.50 per
      share, net of income
      taxes
_____________________________
  Common, $2.40 per share
_____________________________
Reduction of ESOP note
_____________________________
Accrued compensation
____________________________________________________________________________________
Balances at June 30, 1993         461.2    9,508,355    (1,522,584)    7,985,771

Stock retirement and
  conversion                       (1.3)         215                         215
____________________________________________________________________________________
Stock options exercised, net
  of 10,308 shares exchanged                  87,351                      87,351
____________________________________________________________________________________
Restricted shares issued,
  net                                         16,260           (20)       16,240
____________________________________________________________________________________
Net income
_____________________________
Cash dividends:
  Preferred, $5,362.50 per
    share, net of income
    taxes
_________________________________________________________________________________
  Common, $2.40 per share
_____________________________
Reduction of ESOP note
_____________________________
Accrued compensation
_____________________________
Translation adjustments
_____________________________
Other
_____________________________
Balances at June 30, 1994         459.9    9,612,181    (1,522,604)    8,089,577
====================================================================================

See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                __________


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Consolidation

    The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used when the Company has less than a 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

    Business Segment

    The Company is engaged in one business segment, the manufacture, fabrication and distribution of specialty metals.

    Cash Equivalents

    Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

    Inventories

    Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method.

    Depreciation

    Depreciation for financial reporting purposes is computed by the straight-line method. This method allocates depreciation equally over the estimated lives of the assets, which principally are 45 years for buildings and 20 years for machinery and equipment. Depreciation for income tax purposes is computed using accelerated methods.

    Goodwill and Covenants Not to Compete

    Other assets include goodwill and covenants not to compete arising from the acquisition of Aceros Fortuna. The covenants are being amortized on a straight-line basis over their 4 year contractual life. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of Aceros Fortuna, is being amortized on a straight-line basis over 20 years. The Company's policy is to record an impairment loss against the goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of the net assets.

    Environmental Expenditures

    Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, that do not contribute to current or future revenues, are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as a receivable only when they are estimable and probable.

    Foreign Currency Translation

    The functional currency for the majority of the Company's international operations is the local currency, and, accordingly, the respective assets and liabilities are translated at year-end exchange rates, while the income and expense components are translated at average exchange rates prevailing during the year. The resulting translation adjustments are accumulated in a separate section of shareholders' equity on the consolidated balance sheet. All gains and losses resulting from foreign currency transactions are reflected in income.

    Futures Contracts and Commodity Price Swaps

    In connection with the anticipated purchase of nickel for certain future sales, the Company enters into nickel futures contracts and commodity price swaps to reduce the risk of nickel cost increases. These futures contracts and commodity price swaps are accounted for as hedges, and, accordingly, gains and losses are deferred and included in cost of sales as part of the nickel cost in the periods when the nickel purchases are made. At June 30, 1994, the Company had entered into contracts hedging future commodity purchases of approximately $19.7 million. The fair market value of these contracts was $21.3 million.

    Earnings per Common Share

    Primary earnings per common share are computed by dividing net income (less preferred dividends net of tax benefits) by the weighted average number of common shares and common share equivalents outstanding during the period. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock.

    Changes in Accounting Principles

    During fiscal 1993, the Company adopted two financial accounting standards, "Employers' Accounting for
    Postretirement Benefits Other than Pensions" (SFAS 106) and
    "Accounting for Income Taxes" (SFAS 109).

    SFAS 106 requires companies to accrue the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. Previously, these costs were expensed as claims were incurred. The Company elected to immediately recognize the transition obligation for benefits earned as of July 1, 1992, resulting in a non-cash charge of $146.8 million pre-tax ($87.1 million after taxes or $10.87 per share), representing the cumulative effect of the change in accounting. The expense accrued in fiscal 1993 under the new method exceeded the amount under the previous method by $7.4 million pre-tax ($4.3 million after taxes or $.54 per share).

    SFAS 109 changes the method of accounting for income taxes from the deferral method to the asset/liability method. Under this method, deferred income taxes are determined based on enacted tax laws and rates, which are applied to the differences between the financial statement bases and tax bases of assets and liabilities. The adoption of this statement resulted in a credit to income of $12.4 million ($1.55 per share) principally for the cumulative effect of restating deferred taxes as of July 1, 1992 to current tax rates. This new standard also increased the deferred taxes provided during fiscal 1993 by $1.8 million ($.23 per share).

    Financial statements of years prior to fiscal 1993 were not restated for the adoption of these new standards.

    Company-Owned Life Insurance Program

    During fiscal 1994, the Company established a Company-Owned Life Insurance program covering essentially all of the U.S. based employees. At June 30, 1994, the cash surrender value ($27.4 million) and the insurance policy loans ($27.2 million) were netted and included in other assets on the consolidated balance sheet. The purpose of the program is to provide cash to fund employee benefit obligations and for other corporate purposes.

  2. ACQUISITION OF WHOLLY-OWNED SUBSIDIARIES

    On July 28, 1993, the Company acquired all of the outstanding shares of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, and two affiliated companies for cash of $20.4 million, paid $2.5 million for agreements not to compete, and paid acquisition costs. In addition, the Company acquired equipment from an affiliated company in Mexico for $5.1 million.

    The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $8.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The amount of goodwill amortization for fiscal 1994 was $.4 million.

    The net purchase price was allocated as follows:

    (in thousands)

    Working capital, other than cash             $  6,552
    Property, plant and equipment                   6,634
    Other assets                                    2,661
    Goodwill                                        8,213
    Other liabilities                              (1,737)
                                                 --------
         Purchase price, net of cash received    $ 22,323
                                                 ========

    The operating results of these acquired businesses have been included in the consolidated statement of income from the date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1993 rather than at July 28, 1993, consolidated net sales would have been $631.5 million for fiscal 1994, and $609.8 million for fiscal 1993. Consolidated pro forma income and earnings per share, before the cumulative effect of accounting changes and extraordinary charge, would not have been materially different from the reported amounts for fiscal 1994 and 1993. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1993.

 3. INVESTMENT IN JOINT VENTURE

    On September 2, 1993, the Company acquired for $45.0 million in cash, 19 percent of the shares of Walsin-CarTech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation in Taiwan. The joint venture has constructed a facility and installed equipment in this facility in Taiwan to manufacture and distribute specialty steel. The Company has an option to acquire up to an additional 16 percent of the outstanding shares of the joint venture from Walsin Lihwa at any time until July 1, 1996. Alternatively, the Company may require Walsin Lihwa to purchase its 19 percent ownership for the original purchase cost at any time up to July 1, 1997.

    This investment is being accounted for using the equity method of accounting. The investment account has been increased for interest costs capitalized during the preoperating period, totaling $3.6 million, and for acquisition costs. The Company's share of the joint venture's foreign currency translation adjustments is reflected in both the investment account and shareholders' equity on the consolidated balance sheet.

    Condensed financial information of the joint venture for fiscal 1994 is summarized below:

    (in thousands)
    --------------
    Condensed Financial Information:
      Current assets                        $ 17,334
      Non-current assets                    $277,878
      Current liabilities                   $ 62,331
      Shareholders' equity                  $232,881
      Loss for the year                     $  4,789

    A separate agreement also provides for the Company to provide marketing and technical assistance to the joint venture in exchange for an initial lump sum royalty payment of $10.0 million, received in October 1993, and continuing royalties based on sales over the 10-year term of the agreement. The initial lump sum royalty has been deferred and is being recognized as income over the term of the agreement.

    In addition, the joint venture and the Company entered into distribution agreements establishing the joint venture as the exclusive distributor of the Company's Steel Division products in countries throughout Asia and the Company as the exclusive distributor of the joint venture's products in North, Central and South America.

 4. INVENTORIES
                                                  June 30
                                            ___________________
    (in thousands)                             1994      1993
    ___________________________________________________________
    Finished                                $ 76,187  $ 97,129
    Work in process                           85,247    80,072
    Raw materials and supplies                29,558    31,472
    ___________________________________________________________
    Total at current cost                    190,992   208,673
    ___________________________________________________________
    Less excess of current cost
     over LIFO values                        125,730   138,083
    ___________________________________________________________
                                            $ 65,262  $ 70,590
    ===========================================================

    Current cost of LIFO-valued inventories was $165.8 million at June 30, 1994 and $192.7 million at June 30, 1993. Reductions in LIFO-valued inventories resulted in an increase in income before extraordinary charge and cumulative effect of changes in accounting principles of approximately $12.1 million or $1.50 per share and $13.4 million or $1.67 per share in the years ended June 30, 1994 and 1993, respectively.

 5. PROPERTY, PLANT AND EQUIPMENT
                                                  June 30
                                            ___________________
    (in thousands)                            1994      1993
    ___________________________________________________________
    Land                                    $  8,304  $  6,907
    Buildings and building equipment         143,714   140,411
    Machinery and equipment                  554,449   545,708
    Construction in progress                  17,253     6,243
    ___________________________________________________________
    Total at cost                            723,720   699,269
    ___________________________________________________________
    Less accumulated depreciation
      and amortization                       331,880   308,140
    ___________________________________________________________
                                            $391,840  $391,129

    ===========================================================

6. OTHER ACCRUED LIABILITIES

                                                  June 30
                                            ___________________
    (in thousands)                            1994      1993
    ___________________________________________________________
    Medical expenses                        $ 11,455  $  6,414
    Interest                                   3,417     5,840
    Environmental costs                        2,427     3,550
    Other                                     10,854    10,147
    ___________________________________________________________
                                            $ 28,153  $ 25,951
    ===========================================================

 7. DEBT ARRANGEMENTS

    In January 1994, the Company entered into a $150.0 million financing arrangement with a number of banks, providing for the availability of $125.0 million of revolving credit to January 1998 and lines of credit of $25.0 million. Interest is based on short-term market rates or competitive bids. This financing arrangement replaced a previous revolving credit and lines of credit arrangement.

    At June 30, 1994, the Company had on file a Form S-3 registration statement ("Shelf Registration") with the Securities and Exchange Commission to provide for the issuance of up to $100.0 million of medium-term debt securities. The net proceeds from any offering under this Shelf Registration will be added to the Company's working capital and be available for general corporate purposes.

    For the years ended June 30, 1994, 1993 and 1992, interest cost totaled $19.6 million, $21.8 million and $20.6 million, of which $4.1 million, $1.2 million, and $1.0 million, respectively, was capitalized.

   Long-term debt outstanding at June 30, 1994 and 1993, is summarized as follows:

    (in thousands)                                    1994      1993
   ________________________________________________________________________
    9% Sinking fund debentures due 2022;
      sinking fund requirements are $5.0 million
      annually from 2003 to 2021                    $ 99,525    $99,508
    12-7/8% Sinking fund debentures due 2014               -     55,561
    Borrowings under credit arrangements at
      4.4% to 4.7%                                    39,339         -
    9.4% Notes due in annual installments of
      $3.6 million through 1997                       10,714     14,286
    9.89% Senior notes, series A, due in 1995          9,000      9,000
    10.45% Senior notes, series B, due in annual
      installments of $3.0 million through 1999       15,000     18,000
    Capitalized lease obligations at 8.3% to
      9.5% due in installments through 1998              110        157
   _______________________________________________________________________
                                                     173,688    196,512
    Less amounts due within one year                  15,618      6,617
   _______________________________________________________________________
                                                    $158,070   $189,895
   =======================================================================

    Aggregate maturities of long-term debt for the four years subsequent to June 30, 1995 are $6.6 million in fiscal 1996 and $3.0 million in fiscal 1997 through 1999. The fair value of long-term debt as of June 30, 1994, determined by using current interest rates and market values of similar issues, was approximately $179.0 million.

    During fiscal 1994, the Company used proceeds from the revolving credit facilities to retire at a premium $55.3 million of its 12-7/8% debentures originally due in 2014. This retirement resulted in an extraordinary charge of $2.0 million including unamortized discount and issue costs, net of $1.2 million of income tax benefits, or $.25 per share. Although the funding for the retirement principally came from the Company's credit facilities, it is intended to be replaced with long-term debt in the future. Consequently, such debt of $39.3 million at June 30, 1994 was classified as long-term debt on the consolidated balance sheet.

    During fiscal 1992, the Company used proceeds from short-term borrowings to retire at a premium $18.4 million of its 12-7/8% debentures originally due in 2014. This retirement resulted in an extraordinary charge of $1.2 million including unamortized discount and issue costs, net of $.7 million of income tax benefits, or $.15 per share.

    The Company's financing arrangements contain restrictions which, among other things, limit the aggregate amount of the Company's dividends. Reinvested earnings available for dividends at June 30, 1994 were approximately $62.5 million.

8. COMMON STOCK PURCHASE RIGHTS

    The Company has issued one common stock purchase right ("Right") for every outstanding share of common stock. The Rights will become exercisable and separate Rights certificates will be distributed to the shareholders: (1) 10 days following the acquisition of 20 percent or more of the Company's common stock, (2) 10 business days (or such later date as the Board may determine) following the commencement of a tender or exchange offer for 20 percent or more of the Company's common stock, or (3) 10 days after the Company's Board of Directors determines that a holder of 15 percent or more of the Company's shares has an interest adverse to those of the Company or its shareholders (an "adverse person"). Upon distribution, each Right would then entitle a holder to buy from the Company one newly issued share of its common stock for an exercise price of $90. After distribution, upon: (1) any person acquiring 20 percent of the outstanding stock (other than pursuant to a fair offer as determined by the Board), (2) a 20 percent holder engaging in certain self-dealing transactions, (3) the determination of an adverse person, or (4) certain mergers or similar transactions between the Company and holder of 20 percent or more of the Company's common stock, each Right (other than those held by the acquiring party) entitles the holder to purchase shares of common stock of either the acquiring company or the Company (depending on the circumstances) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by the Company for $.05 per Right at any time before they become exercisable and expire June 26, 1996.

 9. COMMON STOCK OPTIONS

    The Company has three incentive stock option plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

    The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, and will determine the terms and conditions of each grant. Option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant. Incentive stock options granted during the ten-year term of the plan may not exceed 500,000 shares plus any shares canceled or expired. The number of shares available annually for awards under this plan is limited to one percent of the common shares outstanding at the end of the preceding fiscal year plus shares available, but not awarded, during the preceding two years and any shares or options forfeited, expired or terminated. Restricted stock awards vest equally at the end of each year of employment for the five-year period from the date of grant. When the restricted shares are issued, deferred compensation is recorded in the shareholders' equity section of the consolidated balance sheet. The deferred compensation is charged to expense over the vesting period. During fiscal 1994, $.2 million was charged to expense. As of June 30, 1994 and 1993, 10,582 and 7,864 shares, respectively, were reserved for options and restricted stock which may be granted under this plan.

    The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, and are exercisable after one year of employment following the date of grant. Options granted under the 1982 plan expire five years after grant if granted prior to August 9, 1990, and all the options granted since that date expire ten years after grant. Options granted under the 1977 plan expire ten years after grant. At June 30, 1994 and 1993, 142,360 shares were reserved for options which may be granted under the 1977 plan.

    The Company also has a stock option plan which provides for the granting of stock options to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 1994 and 1993, 51,000 and 58,500 shares, respectively, were reserved for options which may be granted under this plan.

    A summary of the options and transactions for the past three years follows:

                                       Number    Option Price
                                       of Shares per Share
    ___________________________________________________________
    Balance June 30, 1991              309,340   $38.00-$51.50
      (93,365 shares exercisable)
    Granted                            103,640   $47.63-$52.00
    Exercised                          (14,096)  $38.00-$46.00
    Cancelled                          (20,044)  $38.00-$51.00
    ___________________________________________________________
    Balance June 30, 1992              378,840   $38.00-$52.00
     (275,200 shares exercisable)
    Granted                             65,690   $44.75-$54.13
    Exercised                          (27,710)  $38.00-$51.00
    Cancelled                          (23,785)  $45.00-$51.00
    ___________________________________________________________
    Balance June 30, 1993              393,035   $38.00-$54.13
     (327,345 shares exercisable)
    Granted                             68,380   $53.75-$60.38
    Exercised                          (97,659)  $38.00-$51.50
    Cancelled                           (1,580)  $48.25-$54.13
    ___________________________________________________________
    Balance June 30, 1994
     (293,796 shares exercisable)      362,176   $38.00-$60.38
    ===========================================================

    Of the 362,176 options outstanding at June 30, 1994, 120,470 relate to the 1993 plan, 147,876 relate to the 1982 plan, 61,830 relate to the 1977 plan and 32,000 relate to the plan for non-employee Directors. No adjustments to income are made with respect to options granted or exercised under the plans.

10. PENSION PLANS

    The Company has several noncontributory defined benefit pension plans, which cover substantially all employees. The benefits are based primarily upon employees' years of service and average earnings prior to retirement. The Company's funding policy for the domestic plans is to contribute, at a minimum, amounts sufficient to meet ERISA requirements. Plan assets are held in trust, and consist primarily of publicly traded common stocks and fixed income instruments. The underfunded plans include the pension plan of the Company's Mexican operations and several supplemental retirement plans for certain key employees and outside Directors.

   Net pension credits included the following components:

    (in thousands)                  1994      1993      1992
    ___________________________________________________________
    Service cost of
      benefits earned             $  9,891  $  8,950  $  7,649
    Interest cost on projected
     benefit obligation             25,576    24,765    24,250
    Return on plan assets:
     Actual                         (8,351)  (47,148)  (60,077)
     Deferred                      (34,297)    6,771    23,113
    Net amortization and
      deferral                      (3,304)   (4,435)   (4,139)
    ___________________________________________________________
    Net pension credits           $(10,485) $(11,097) $ (9,204)
    ===========================================================
    Principal actuarial assumptions:
     Discount rate                    7.5%      8.0%      8.5%
     Long-term rate of
       compensation increase          4.5%      4.5%      4.4%
     Long-term rate of return
       on plan assets                 9.0%      9.0%      9.0%
    ===========================================================

    The .5% reductions in the discount rates increased expense
    $1.8 million in both fiscal 1994 and 1993.

    The funded status of these plans at June 30, 1994 and 1993, is summarized as follows:

                                     Overfunded          Underfunded
    (in thousands)                 1994      1993      1994      1993
    _____________________________________________________________________
    Actuarial present value of
     benefit obligations:
      Vested benefit obligation   $260,008  $278,224  $  6,523  $4,499
      Accumulated benefit
       obligation                  293,755   308,739     7,738    4,562
      Projected benefit obli-
       gation for service
       rendered to date            341,646   343,183    11,298   5,490
    Plan assets at fair value      467,144   482,752     2,395     163
    Plan assets in excess of
     (less than) projected
     benefit obligation            125,498   139,569    (8,903)  (5,327)
    Unrecognized net (gain)
     loss - experience different
     from assumptions              (36,793)  (60,643)    2,113      792
    Unrecognized transition
     (asset) obligation            (20,283)  (23,179)      347      232
    Unrecognized prior service
     cost                            4,763     5,855       702      106
    _____________________________________________________________________
    Prepaid (accrued) pension
     cost                         $ 73,185  $ 61,602  $ (5,741) $(4,197)
    =====================================================================
    Principal actuarial assumptions:
      Discount rate                   8.0%      7.5%      9.0%    7.5%
      Long-term rate of
       compensation increase          4.5%      4.5%      7.5%    6.8%
    =====================================================================

    The actuarial present value of the projected benefit obligation is computed assuming the continuing existence of the plans. The obligation to fund these plans would be substantially higher than the accumulated benefit obligation if the plans were terminated.

    The Company also maintains a defined contribution pension and savings plan for substantially all domestic employees. The Company contributions, equal to 3% of each participant's base pay, were $3.7 million in fiscal 1994, $3.6 million in fiscal 1993 and $3.7 million in fiscal 1992.

11. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

    In addition to pension plan benefits, the Company provides certain health care and life insurance benefits for retired employees and covered dependents. Substantially all domestic employees become eligible for these benefits upon normal retirement.

   In fiscal 1993, the Company adopted Statement of Financial
    Accounting Standards No. 106 (SFAS 106) "Employers'
    Accounting for Postretirement Benefits Other Than Pensions"
    (see Note 1).

    Expense of postretirement medical and life insurance benefits in fiscal years 1994 and 1993 included the following components:

    (in thousands)                            1994      1993
    ___________________________________________________________
    Service cost of benefits earned         $  2,803  $  2,511
    Interest cost on accumulated
     postretirement benefit obligation        10,622    11,457
    Return on plan assets:
     Actual                                      370        53
     Deferred loss                            (1,341)     (552)
    ___________________________________________________________
    Postretirement medical and
     life insurance benefits expense        $ 12,454  $ 13,469
    ===========================================================
    Principal actuarial assumptions:
      Discount rate                             7.5%      8.0%
      Return on plan assets                     9.0%      9.0%
      Trend rate - beginning*                  12.0%     14.0%
      Trend rate - ultimate                     6.0%      6.0%
                *Declines 1% per year to the ultimate rate.
    ===========================================================

    The .5% reduction of the discount rate increased expense $.6 million in fiscal 1994.

    Financial statements of years prior to fiscal 1993 were not restated for the adoption of SFAS 106. Postretirement medical and life insurance claims incurred for fiscal 1992 totaled $7.1 million.

   The funded status of the postretirement medical and life insurance benefit plans at June 30, 1994 and 1993, is summarized as follows:

    (in thousands)                       1994           1993
    ___________________________________________________________
    Accumulated postretirement
      benefit obligation (APBO):
        Retirees                       $ 84,913       $ 95,530
        Fully eligible active
         plan participants               18,337         10,493
        Other active plan
         participants                    28,669         39,148
                                       ________________________
            Total APBO                  131,919        145,171
    Plan assets at fair value            14,275          9,959
    ___________________________________________________________
    APBO in excess of plan assets       117,644        135,212
    Unrecognized net gain                30,047          8,664
    Unrecognized prior service cost      (1,552)             -
    ___________________________________________________________
    Accrued postretirement benefits    $146,139       $143,876
    ===========================================================
    Principal actuarial assumptions:
      Discount rate                        8.0%           7.5%
      Trend rate - beginning*             11.0%          12.0%
      Trend rate - ultimate                6.0%           6.0%
          *Declines 1% per year to the ultimate rate.
    ===========================================================

    The health-care cost trend rate assumption has a significant effect on the amounts reported. If the assumed health-care cost trend rate was increased by 1 percent, the APBO at June 30, 1994 would increase by $18.0 million and the net periodic postretirement benefit expense for fiscal 1994 would have increased by $2.0 million.

    The Company established a Voluntary Employee Benefit Trust
    (VEBA) in fiscal 1992 to begin funding its obligation under the postretirement health-care plan. Contributions of $5.0 million per year beginning in fiscal 1992 were made to the VEBA Trust. The VEBA Trust assets have been invested in trust-owned life insurance.

12. EMPLOYEE STOCK OWNERSHIP PLAN

    In fiscal 1992, the Board of Directors established a leveraged employee stock ownership plan ("ESOP") to assist current employees with their future retiree medical obligations. The Company issued 461.5 shares of a new class of convertible preferred stock at $65,000.00 per share to the ESOP in exchange for a $30.0 million 15-year, 9.345% note which is included in the shareholders' equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

    Principal and interest obligations on the note will be satisfied by the ESOP as the Company makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock will be allocated to participating employees' accounts within the ESOP. The Company contributed $.9 million in fiscal 1994, $.6 million in fiscal 1993 and $.4 million in fiscal 1992 to the ESOP. Compensation expense related to the plan was $2.1 million in fiscal 1994, $2.0 million in fiscal 1993 and $1.3 million in fiscal 1992.

    The preferred stock is initially convertible into approximately 461,500 shares of common stock, at a conversion price of $65.00 per share of common stock. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 1,300 votes per share. The stock is redeemable by the Company at any time after September 5, 1996 at an initial price of $67,600.00 per share.

13. RESEARCH AND DEVELOPMENT

    Research and development expenses aggregated $13.6 million in fiscal 1994, $12.9 million in fiscal 1993 and $14.0 million in fiscal 1992.

14. INCOME TAXES

    In fiscal 1993, the Company adopted Statement of Financial
    Accounting Standards No. 109 (SFAS 109) "Accounting for
    Income Taxes" (see Note 1).

    Provisions for income taxes consisted of the following:

    (in thousands)                  1994      1993      1992
    ___________________________________________________________
    Current:
      Federal                     $18,040   $ 4,345   $ 4,984
      State                           798       968      (166)
      Foreign                       1,544         -         -
    Deferred:
      Federal                       4,937     9,867     2,616
      State                          (128)    1,085       509
      Foreign                        (752)        -         -
    ___________________________________________________________
                                  $24,439   $16,265   $ 7,943
    ===========================================================

    The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

    (% of pre-tax income)           1994        1993       1992
    ____________________________________________________________
    Federal tax rate                35.0%       34.0%      34.0%
    Increase in taxes resulting
     from:
     State income taxes, net of
      federal tax benefit            1.7         4.4         1.1
     Federal and state tax rate
      changes                        1.4           -           -
     Other, net                      0.9        (0.4)       (0.3)
    ____________________________________________________________
    Effective tax rate              39.0%       38.0%      34.8%
    ============================================================

   Deferred taxes under SFAS 109 are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 1994 and 1993:

    (in thousands)                       1994           1993
    ___________________________________________________________
    Deferred tax liabilities:
      Depreciation and amortization    $111,356       $110,512
      Prepaid pensions                   24,167         19,175
      Other                              12,731          6,385
    ___________________________________________________________
       Total deferred tax liabilities   148,254        136,072
    ___________________________________________________________
    Deferred tax assets:
      Postretirement provisions          57,230         58,607
      Other reserve provisions           17,217         12,882
      Alternative minimum tax credit
        carryforward                          -          1,019
      Valuation allowance                  (469)          (464)
    ___________________________________________________________
        Total deferred tax assets        73,978         72,044
    ___________________________________________________________
    Net deferred tax liability         $ 74,276       $ 64,028
    ===========================================================

15. SPECIAL CHARGE

    In June 1992, a provision of $7.5 million ($4.9 million after taxes or $.59 per share) was established for the anticipated costs of a planned program to reduce salaried personnel. Affected employees were provided severance pay, temporary health care, and life insurance coverage.

16. COMMITMENTS AND CONTINGENCIES

    Environmental

    The Company, as well as other steel companies, is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated on a quarterly basis by management. The Company accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the years ended June 30, 1994 and 1992, $1.2 million and $2.2 million, respectively, were charged to operations for environmental cleanup costs (no expense was recognized in fiscal 1993).
    The liability for environmental cleanup costs remaining at June 30, 1994 and 1993, was $4.7 million, while the amount of recoveries recorded as a receivable was $.8 million at June 30, 1994. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to predict the amount or timing of future costs of environmental remediation requirements which may subsequently be determined. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

    Other

    The Company is also defending various claims and legal actions, and is subject to commitments and contingencies which are common to its operations. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount of timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on the Company's financial position.

17. SUBSEQUENT EVENT

    On July 22, 1994, the Company acquired all of the outstanding shares of Certech, Inc. and an affiliated company, for $16.0 million comprised of $12.8 million in cash and the balance in shares of Carpenter common stock. Certech manufactures a broad line of complex injection molded ceramics parts.

Quarterly Financial Data (Unaudited)

Our quarterly sales and earnings results are usually influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest because of annual plant vacation shutdowns in this period by Carpenter and by many of our customers. This seasonal pattern can be disrupted by major economic cycles or special accounting adjustments.

(dollars in thousands - except per share amounts)
                      First      Second      Third      Fourth   Fiscal
                     Quarter     Quarter    Quarter    Quarter   Year
____________________________________________________________________________
Results of Operations
Fiscal 1994
  Net sales          $129,429    $147,127   $174,347   $177,892  $628,795
  Gross profits      $ 31,724(1) $ 38,593(1)$ 50,170(1)$ 49,835  $170,322
  Income before
    extraordinary
    charge(2)        $  2,772    $  7,360   $ 12,825   $ 15,332  $ 38,289
  Net income         $  2,772    $  7,360   $ 10,786(3)$ 15,332  $ 36,250
____________________________________________________________________________
Fiscal 1993
  Net sales          $139,386    $123,026   $155,370   $158,466  $576,248
  Gross profits      $ 29,109    $ 28,134   $ 41,867   $ 41,081  $140,191
  Income before cumu-
    lative effect of
    changes in
    accounting
    principles(2)    $  2,652    $  1,914   $ 10,202   $ 11,766  $ 26,534
  Net income (loss)  $(72,024)(4)$  1,914   $ 10,202   $ 11,766  $(48,142)
____________________________________________________________________________
Per Common Share
Fiscal 1994
  Primary earnings:
   Income before
     extraordinary
     charge          $    .30    $    .86   $   1.54   $   1.85  $  4.55
   Net income        $    .30    $    .86   $   1.29(3)$   1.85  $  4.30
  Fully-diluted earnings:
   Income before
     extraordinary
     charge          $    .30    $    .84   $   1.49   $   1.77  $  4.40
   Net income        $    .30    $    .84   $   1.25(3)$   1.77  $  4.16
____________________________________________________________________________
Fiscal 1993
  Primary earnings:
   Income before cumu-
     lative effect of
     changes in
     accounting
     principles      $    .28    $    .19   $   1.22   $   1.42 $   3.11
   Net income (loss) $  (9.04)(4)$    .19   $   1.22   $   1.42 $  (6.21)
  Fully-diluted earnings:
   Income before cumu-
     lative effect of
     changes in
     accounting
     principles      $    .28    $    .19   $   1.19   $   1.37 $   3.03
   Net income (loss) $  (8.52)(4)$    .19   $   1.19   $   1.37 $  (5.77)
____________________________________________________________________________

See notes on page 44.

                  Notes to Quarterly Financial Data (Unaudited)

(1) Restated for the reclassification of depreciation expense resulting in a reduction of gross profit of $.4 million.

(2) Reductions in LIFO-valued inventories resulted in increases in income before extraordinary charge and cumulative effect of changes in accounting principles of $2.1 million, $1.5 million, $5.5 million and $3.0 million for the first, second, third and fourth quarters of fiscal 1994, respectively, and $.3 million, $.3 million, $6.4 million and $6.4 million for the first, second, third and fourth quarters of fiscal 1993, respectively.

(3) Includes extraordinary charge for retirement of 12-7/8% debentures at a premium ($2.0 million after taxes, or $.25 and $.24 for primary and fully-diluted earnings per share, respectively).

(4) Includes cumulative effect of changes in accounting principles ($74.7 million after taxes or $9.32 and $8.80 for primary and fully-diluted earnings per share, respectively).



Item 9.  Disagreements on Accounting and Financial Disclosure

    Not Applicable

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required as to directors is incorporated herein by reference to the "Election of Directors" section of the 1994 definitive Proxy Statement.

    Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

    The information required by this item is incorporated herein by reference from the 1994 definitive Proxy Statement under the "Election of Directors" section.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

    The security ownership of directors and officers as a group is described in the 1994 definitive Proxy Statement under "Security Ownership of Directors and Officers" section. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference from the 1994 definitive Proxy Statement under the "Election of Directors" section.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Documents Filed as Part of this Report:

    (1) The following consolidated financial statement schedules should be read in conjunction with the consolidated financial statements (see Item 8. Financial
    Statements):

    Report of Independent Accountants
    V    - Property, Plant and Equipment
    VI   - Accumulated Depreciation and Amortization of
           Property, Plant and Equipment
    VIII - Valuation and Qualifying Accounts
    IX   - Short-Term Borrowings
    X    - Supplementary Income Statement Information

         All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.


                     REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF
CARPENTER TECHNOLOGY CORPORATION

    Our report on the consolidated financial statements of Carpenter Technology Corporation and subsidiaries is included on page 20 of the 1994 Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a) of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                s/Coopers & Lybrand
                                  COOPERS & LYBRAND




2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 26, 1994

     (2) The following documents are filed as exhibits:

          3. Articles of Incorporation and By-Laws of the Company
          4.  Instruments Defining the Rights of Security
              Holders, Including Indentures
         10.  Material Contracts
         11.  Statement re Computation of Per Share Earnings
         23.  Consent of Experts and Counsel
         24.  Power of Attorney
         27.  Financial Data Schedule
         99.  Additional Exhibits

         (b)  Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K dated May 18, 1994, with respect to the execution of two Agreements and Plans of Merger to acquire all of the issued and outstanding capital stock of two affiliated companies, Certech, Incorporated, a Pennsylvania corporation, and Certech, Inc., a New Jersey corporation (jointly, "Certech"). The purchase price was not disclosed. Certech manufactures a broad line of complex injection molded ceramic parts and was profitable in the fiscal year ended April 30, 1994, on sales of approximately $17.0 million. The closing of the transaction occurred on July 22, 1994, at which time the Company paid approximately 80 percent of the purchase price in cash and 20 percent in common stock.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CARPENTER TECHNOLOGY CORPORATION


                          By  s/G. Walton Cottrell
                             ______________________________
                             G. Walton Cottrell
                             Sr. Vice President - Finance &
                              Chief Financial Officer

Date:  September 27, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


s/Robert W. Cardy       Chairman, President &           September 27, 1994
_____________________    Chief Executive Officer
Robert W. Cardy          and Director (Principal
                         Executive Officer)


s/G. Walton Cottrell    Sr. Vice President -            September 27, 1994
_____________________   Finance & Chief
G. Walton Cottrell      Financial Officer


s/Edward B. Bruno       Controller (Principal           September 27, 1994
_____________________    Accounting Officer)
Edward B. Bruno

          *                  Director                   September 27, 1994
_____________________
Marcus C. Bennett

          *                  Director                   September 27, 1994
_____________________
Dennis M. Draeger


          *                  Director                   September 27, 1994
_____________________
C. McCollister Evarts, M.D.


          *                  Director                   September 27, 1994
_____________________
Carl R. Garr

          *                  Director                  September 27, 1994
_____________________
William J. Hudson, Jr.


          *                  Director                   September 27, 1994
_____________________
Arthur E. Humphrey


          *                  Director                   September 27, 1994
_____________________
Edward W. Kay


          *                  Director                   September 27, 1994
_____________________
Frederick C. Langenberg


          *                  Director                   September 27, 1994
_____________________
Mylle Bell Mangum


          *                  Director                   September 27, 1994
_____________________
Marlin Miller, Jr.


          *                  Director                   September 27, 1994
_____________________
Paul R. Roedel


Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: Marcus C. Bennett, Dennis M. Draeger,
C. McCollister Evarts, M.D., Carl R. Garr, William J. Hudson, Jr., Arthur E. Humphrey, Edward W. Kay, Frederick C. Langenberg, Mylle Bell Mangum, Marlin Miller, Jr., Paul R. Roedel, are being filed with the Securities and Exchange Commission.



                          *By s/John R. Welty
                              ________________________________
                              John R. Welty
                              Attorney-in-fact

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT

                              (in thousands)


Col. A              Col. B     Col. C     Col. D   Col. E    Col. F
_______             _______    _______    _______  _______   _______
                    Balance
                    at Beg-                                  Balance
                    inning    Addi-                          at End
                    of        tions      Retire-             of
Classification      Period    at Cost(1) ments     Other(2)  Period
________________    _______   _______    _______   _______   _______

Year ended
  June 30, 1994:

  Land              $  6,907  $  1,565   $     (1) $   (167) $  8,304
  Buildings &
   building
   equipment         140,411     4,665       (102)   (1,260)  143,714
  Machinery &
   equipment         545,708    15,994     (6,387)     (866)  554,449
  Construction
   in progress         6,243    11,014(3)       -        (4)   17,253
                    ________  ________   ________  ________  ________

     Total          $699,269  $ 33,238(4)$ (6,490) $ (2,297) $723,720
                    ========  ========   ========  ========  ========

Year ended
  June 30, 1993:

  Land              $  6,907  $      -   $      -  $      -  $  6,907
  Buildings &
   building
   equipment         135,914     4,538        (41)        -   140,411
  Machinery &
   equipment         520,809    26,735     (1,836)        -   545,708
  Construction
   in progress        16,953   (10,710)(3)      -         -     6,243
                    ________  ________   ________  ________  ________

     Total          $680,583  $ 20,563   $ (1,877) $      -  $699,269
                    ========  ========   ========  ========  ========

Year ended
  June 30, 1992:

  Land              $  6,810  $    101   $     (4) $      -  $  6,907
  Buildings &
   building
   equipment         132,734     3,463       (283)        -   135,914
  Machinery &
   equipment         499,575    25,601     (4,367)        -   520,809
  Construction
   in progress        11,076     5,877(3)       -         -    16,953
                    ________  ________   ________  ________  ________

    Total           $650,195  $ 35,042   $ (4,654) $      -  $680,583
                    ========  ========   ========  ========  ========

                        See notes on page F-3.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

          SCHEDULE VI. ACCUMULATED DEPRECIATION AND AMORTIZATION
                    OF PROPERTY, PLANT AND EQUIPMENT(5)

                              (in thousands)


Col. A              Col. B    Col. C    Col. D    Col. E    Col. F
_______             _______   _______   _______   _______   _______
Accumulated
Depreciation
by Classifi-        Balance
cations of          at Beg-                                Balance
Property as         inning    Addi-                        at End
Listed in           of        tions     Retire-            of
Schedule V          Period    at Cost   ments     Other(2) Period
___________         _______   _______   _______   _______  ________

Year ended
  June 30, 1994:

  Buildings &
   building
   equipment        $ 54,597  $  3,535  $    (32) $   (412) $ 57,688
  Machinery &
   equipment         253,543    25,448    (4,234)     (565)  274,192
                    ________  ________  ________  ________  ________

    Total           $308,140  $ 28,983  $ (4,266) $   (977) $331,880
                    ========  ========  ========  ========  ========

Year ended
  June 30, 1993:

  Buildings &
   building
   equipment        $ 51,413  $  3,192  $     (8) $      -  $ 54,597
  Machinery &
   equipment         231,252    23,755    (1,464)        -   253,543
                    ________  ________  ________  ________  ________

    Total           $282,665  $ 26,947  $ (1,472) $      -  $308,140
                    ========  ========  ========  ========  ========

Year ended
  June 30, 1992:

  Buildings &
   building
   equipment        $ 48,461  $  3,091  $   (139) $      -  $ 51,413
  Machinery &
   equipment         211,439    22,566    (2,753)        -   231,252
                    ________  ________  ________  ________  ________

    Total           $259,900  $ 25,657  $ (2,892) $      -  $282,665
                    ========  ========  ========  ========  ========

                        See notes on page F-3.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                    and
          SCHEDULE VI. ACCUMULATED DEPRECIATION AND AMORTIZATION
               OF PROPERTY, PLANT AND EQUIPMENT (continued)





Notes: (1)    Additions relate principally to expansion and
              replacement of existing production and related facilities.

       (2) Includes foreign currency translation adjustments and reclassifications to other assets of properties held for sale.

       (3)    Net of transfers to other classifications upon completion.

       (4) Includes $6.6 million of net assets of Aceros Fortuna acquired on July 28, 1993.

       (5) Depreciation is computed by the straight-line method. The estimated lives of the assets are as follows:

                .  Buildings and building equipment:
                     Land improvements, 20 years
                     Buildings and equipment, 20 to 45 years

                .  Machinery and equipment:
                     Machinery and equipment, 5 to 20 years
                     Autos and trucks, 3 to 6 years
                     Office furniture & equipment, 4 to 10 years

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

             SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS

                              (in thousands)


Column A            Column B      Column C          Column D  Column E
________            ________  _________________     ________  ________
                    Balance       Additions
                    at Beg-   Charged   Charged               Balance
                    inning    to        to                    at End
                    of        Costs &   Other       Deduc-    of
Description         Period    Expenses  Accounts(1) tions(2)  Period
___________         _______   ________  ________    ________  ________

Year ended
  June 30, 1994:

  Allowance for
   doubtful
   accounts
   receivable       $  500    $  470    $  316      $ (667)   $  619
                    ======    ======    ======      ======    ======

Year ended
  June 30, 1993:

  Allowance for
   doubtful
   accounts
   receivable       $  500    $  617    $  337      $ (954)   $  500
                    ======    ======    ======      ======    ======

Year ended
  June 30, 1992:

  Allowance for
   doubtful
   accounts
   receivable       $  500    $  553    $  216      $ (769)   $  500
                    ======    ======    ======      ======    ======


 (1) Recoveries of accounts previously written off, net of collection expenses.

 (2)     Doubtful accounts written off.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                    SCHEDULE IX. SHORT-TERM BORROWINGS

                              (in thousands)



Col. A              Col. B    Col. C    Col. D    Col. E    Col. F
______              _______   _______   _______   _______   _______
                                        Maximum   Average   Weighted
                                        Amount    Amount    Average
                                        Out-      Out-      Interest
Category of                   Weighted  standing  standing  Rate
Aggregate           Balance   Average   During    During    During
Short-Term          at End    Interest  the       the       the
Borrowings(1)       Period    Rate      Period    Period(2) Period(3)
___________         _______   ________  ________  ________  ________

Year ended
  June 30, 1994:

  Bank
   Borrowings       $      -    -       $ 19,620  $  4,096    4.8%
  Commercial
   Paper            $      -    -       $ 20,000  $  5,585    3.4%

Year ended
  June 30, 1993:

  Bank
   Borrowings       $      -    -       $  4,500  $  2,139    3.8%
  Commercial
   Paper            $      -    -       $      -  $    279    3.6%

Year ended
  June 30, 1992:

  Bank
   Borrowings       $      -    -       $ 50,000  $ 29,064    5.3%
  Commercial
   Paper            $      -    -       $ 60,411  $ 38,656    5.6%



Notes: (1)    For details of debt arrangements, see Note 7 to
              the financial statements included in Item 8
              "Financial Statements and Supplementary Data."
       (2)    The average amount outstanding during the period
              was computed by multiplying the principal amount outstanding by the number of days outstanding and dividing the total by the number of days in the year.
       (3)    The weighted average interest rate during the
              period was computed by dividing the actual interest expense by the average short-term debt outstanding.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

          SCHEDULE X. SUPPLEMENTARY INCOME STATEMENT INFORMATION

             for the Years Ended June 30, 1994, 1993, and 1992

                              (in thousands)




                               Charged to Costs and Expenses
                             __________________________________
                               1994         1993         1992
                             ________     ________     ________

Maintenance and Repairs      $ 42,862     $ 38,380     $ 38,861
                             ========     ========     ========