Form 10-Q
period 1994-09-30
CARPENTER TECHNOLOGY CORP
filed 1994-11-10
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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
                                                    Yes  X     No
                                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1994.


Common stock, $5 par value                     8,155,164
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                     CARPENTER TECHNOLOGY CORPORATION


                                 FORM 10-Q


                                   INDEX




                                                                Page

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet September 30, 1994 (Unaudited)
    and June 30, 1994.......................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three Months Ended September 30, 1994 and 1993.............   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Three Months Ended September 30, 1994 and 1993.............   6

  Notes to Consolidated Financial Statements................... 7 - 9

  Management's Discussion and Analysis of Results
    of Operations..............................................   9


Part II  OTHER INFORMATION.....................................10 & 11

Exhibit Index..................................................  E-1

PART I
             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                   September 30, 1994 and June 30, 1994
                     (in thousands, except share data)



                                        September 30   June 30
                                            1994         1994
                                        ------------  ----------
                                        (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents             $  9,752       $  5,404

  Accounts receivable, net                87,135         95,412

  Inventories                             71,306         65,262

  Deferred income taxes                      463            463

  Other current assets                    10,013          4,629
                                        --------       --------
    Total current assets                 178,669        171,170
                                        --------       --------



Property, plant and equipment,
  at cost                                741,287        723,720

Less accumulated depreciation
  and amortization                       339,003        331,880
                                        --------       --------
                                         402,284        391,840
                                        --------       --------
Prepaid pension cost                      75,167         73,185
                                        --------       --------
Investment in joint venture               50,526         48,576
                                        --------       --------
Other assets                              55,092         45,140
                                        --------       --------



Total assets                            $761,738       $729,911
                                        ========       ========







       See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                   September 30, 1994 and June 30, 1994
                     (in thousands, except share data)

                                        September 30   June 30
LIABILITIES                                 1994         1994
- - - -----------                             ------------ -----------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $ 19,850       $      -
  Accounts payable                        41,318         35,478
  Accrued compensation                     9,902         18,654
  Accrued income taxes                     3,851            616
  Other accrued liabilities               28,276         28,153
  Current portion of long-term debt        7,299         15,618
                                        --------       --------
    Total current liabilities            110,496         98,519
                                        --------       --------
Long-term debt, net of current portion   171,244        158,070
                                        --------       --------
Accrued postretirement benefits          140,019        139,365
                                        --------       --------
Deferred income taxes                     75,555         74,739
                                        --------       --------
Other liabilities and deferred income     20,107         20,074
                                        --------       --------
SHAREHOLDERS' EQUITY
Preferred stock, $5 par value -
 authorized 2,000,000 shares; issued
 459.3 shares at September 30, 1994
 and 459.9 shares at June 30, 1994        29,002         29,029

Common stock, $5 par value -
 authorized 50,000,000 shares; issued
 9,624,919 shares at September 30, 1994
 and 9,612,181 shares at June 30, 1994    48,125         48,061

Capital in excess of par value            52,471         50,882

Reinvested earnings                      204,325        204,667

Common stock in treasury, at cost -
 1,469,755 shares at September 30, 1994
 and 1,522,604 shares at June 30, 1994   (63,988)       (66,150)

Deferred compensation                    (25,771)       (26,386)

Foreign currency translation
  adjustments                                153           (959)
                                        --------       --------
  Total shareholders' equity             244,317        239,144
                                        --------       --------
Total liabilities and
  shareholders' equity                  $761,738       $729,911
                                        ========       ========


      See accompanying notes to consolidated financial statements.

               CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
          for the three months ended September 30, 1994 and 1993
                   (in thousands, except per share data)



                                     1994           1993
                                     ----           ----

Net sales                          $156,084       $129,429
                                   --------       --------
Costs and expenses:

  Cost of sales                     121,568         97,505

  Selling & administrative
    expenses                         23,954         20,662

  Interest expense                    2,698          5,036

  Equity in loss (profit)
    of joint venture                    240           (120)

  Other income, net                    (511)          (405)
                                   --------       --------
                                    147,949        122,678
                                   --------       --------
Income before income taxes            8,135          6,751

Income taxes                          3,203          3,979
                                   --------       --------
Net income                         $  4,932       $  2,772
                                   ========       ========

Earnings per common share          $    .55       $    .30
                                   ========       ========
Weighted average common
  shares outstanding                  8,201          7,981
                                   ========       ========
Dividends per common
  share                            $    .60       $    .60
                                   ========       ========












       See accompanying notes to consolidated financial statements.

            CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
          for the three months ended September 30, 1994 and 1993
                              (in thousands)

                                                   1994         1993
                                                   ----         ----
OPERATIONS
Net income                                       $  4,932     $  2,772
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                   7,373        7,150
    Deferred income taxes                             302        2,348
    Prepaid pension cost                           (1,982)      (2,898)
    Equity in loss (profit) of joint venture          240         (120)
Changes in working capital and other:
    Receivables                                    11,694       16,588
    Inventories                                    (4,818)         106
    Other, net                                     (5,270)      (4,189)
                                                 --------      -------
Net cash provided from operations                  12,471       21,757
                                                 --------      -------
INVESTING ACTIVITIES
Purchases of plant and equipment                  (11,012)     (10,015)
Disposals of plant and equipment                       47          378
Investment in joint venture                        (1,020)     (45,892)
Acquisition of wholly-owned
  subsidiaries, net of cash received              (13,005)     (22,200)
                                                 --------     --------
Net cash used for investing activities            (24,990)     (77,729)
                                                 --------     --------
FINANCING ACTIVITIES
Proceeds from issuance of short-term debt          19,850       24,776
Proceeds from issuance of long-term debt           40,000            -
Payments on long-term debt                        (38,309)        (491)
Dividends paid                                     (5,274)      (5,196)
Proceeds from issuance of common stock                604          163
                                                 --------     --------
Net cash provided by financing activities          16,871       19,252
                                                 --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                 (4)           -
                                                 --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    4,348      (36,720)

Cash and cash equivalents at
  beginning of period                               5,404       45,822
                                                 --------     --------
Cash and cash equivalents at
  end of period                                  $  9,752     $  9,102
                                                 ========     ========
Supplemental Data:
  Interest payments, net of amounts capitalized  $  4,411     $  8,545
  Income tax payments, net of refunds            $   (411)    $    223


         See accompanying notes to consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1994 Annual Report on Form 10-K.

          The June 30, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

 2.  Earnings Per Common Share
     -------------------------
          Earnings per common share are computed by dividing net income (less preferred dividends net of tax benefits) by the weighted average number of common shares and common share equivalents outstanding during the period.

 3.  Inventories
     -----------
                                       September 30     June 30
                                          1994           1994
                                        --------       --------
                                             (in thousands)

     Finished                           $ 73,899       $ 76,187
     Work in process                      91,820         85,247
     Raw materials and supplies           31,317         29,558
                                        --------       --------
     Total at current cost               197,036        190,992

     Excess of current cost
       over LIFO values                  125,730        125,730
                                        --------       --------
     Inventory per Balance Sheet        $ 71,306       $ 65,262
                                        ========       ========

     -----------
          The current cost of LIFO-valued inventories was $169.9 million at September 30, 1994 and $165.8 million at June 30, 1994. Reduction in LIFO-valued inventories resulted in an increase in net income of approximately $2.1 million or $.26 per share for the three months ended September 30, 1993.

 4.  Acquisition of Wholly-Owned Subsidiaries
     ----------------------------------------
          On July 22, 1994, the Company acquired all of the outstanding shares of Certech, Inc., and an affiliated company, for $16.6 million, including acquisition costs, comprised of $13.4 million in cash and 53,124 shares of treasury common stock. Certech manufactures a broad line of complex injection molded ceramics parts.

          The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the preliminary estimated fair values at the date of acquisition. The excess of purchase price over the preliminary estimated fair values of the net assets acquired was approximately $10 million and has been recorded as intangible assets and goodwill.

          As previously reported, on July 28, 1993, the Company acquired all of the outstanding shares of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, and two affiliated companies.

          The operating results of these acquired businesses have been included in the Consolidated Statement of Income from the dates of acquisition. On the basis of a pro forma combination of the results of operations as if the acquisitions had taken place at the beginning of fiscal
     1994, combined net sales would have been approximately
     $158 million and $135 million for the quarters ended September 30, 1994 and 1993, respectively. Combined pro forma net income and earnings per share would not have been materially different from the reported amounts for both periods. Such pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1994.

 5.  Debt Arrangements
     -----------------
          During the quarter ended September 30, 1994, the Company issued $40.0 million of medium-term debt securities with a 7.66% average interest rate under a Form S-3 registration statement ("Shelf Registration") on file with the Securities and Exchange Commission. On October 5, 1994, the Company issued an additional $10.0 million of medium-term debt securities with a 7.75% interest rate. The proceeds were used to retire borrowings under credit arrangements.



    MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
    -----------------------------------------------------------
     Net income for the quarter was $4.9 million or $.55 per share versus $2.8 million or $.30 per share in the same quarter last year. The improved results were primarily due to higher sales volume. In addition, earnings last year were adversely affected by a one-time charge of $1.5 million, or $.19 per share, to increase net deferred tax liabilities for a change in the U.S. corporate income tax rate.

     Sales were $156.1 million, a 21 percent increase over the $129.4 million last year. The increase in sales was primarily a result of the higher shipment levels, particularly of stainless bar and wire products to the automotive and equipment manufacturers. Steel Division unit volume shipments were up 15 percent compared with the year-ago period. Sales and profits were also improved by the inclusion of the results of Certech, Inc. and Aceros Fortuna S.A., which were acquired on July 22, 1994 and July 28, 1993, respectively.

     Cost of sales as a percent of net sales increased from 75 percent in last year's first fiscal quarter to 78 percent in the current year's first quarter. Last year's cost of sales was favorably impacted because of an inventory reduction program and the use of the LIFO inventory valuation method which reduced costs by $3.3 million before taxes or $.26 per share after taxes. In addition, raw material costs were 23 percent higher in this year's first fiscal quarter versus last year's first fiscal quarter.

     Interest costs decreased by $2.3 million versus the same period last year. This was primarily due to increased capitalized interest costs during the pre-operating period of Walsin-CarTech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation. Additionally, the Company replaced high interest cost debt with lower interest cost borrowings in the March 1994 quarter.

PART II - OTHER INFORMATION
- - - ---------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

     Item 2. Changes in Securities.
     -----------------------------
     (a) See Note 5 to Financial Statements contained in Part I.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               11. Statement regarding computation of per share earnings.

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Items 3, 4 and 5 are omitted as the answer is negative or the items are not applicable.

                           SIGNATURES
                           ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                        (Registrant)




Date:  November 10, 1994      /s/G. Walton Cottrell
       -------------------    --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer