Form 10-Q
period 1994-12-31
CARPENTER TECHNOLOGY CORP
filed 1995-02-09
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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
                                                          Yes  X     No
                                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1994.


Common stock, $5 par value                     8,104,110
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.




                     CARPENTER TECHNOLOGY CORPORATION


                                 FORM 10-Q


                                   INDEX




                                                           Page
                                                           ----
Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet December 31, 1994 (Unaudited)
    and June 30, 1994..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Six Months Ended December 31, 1994 and 1993.   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Six Months Ended December 31, 1994 and 1993...........   6

  Notes to Consolidated Financial Statements.............. 7 - 9

  Management's Discussion and Analysis of Results
    of Operations......................................... 9 & 10


Part II  OTHER INFORMATION................................11 - 13

Exhibit Index.............................................  E-1

PART I
 ------      CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                    December 31, 1994 and June 30, 1994
                     (in thousands, except share data)



                                        December 31    June 30
                                            1994         1994
                                        -----------    ---------
ASSETS                                  (Unaudited)
- ------
Current assets:

  Cash and cash equivalents             $  5,491       $  5,404

  Accounts receivable, net                91,603         95,412

  Inventories                             85,996         65,262

  Deferred income taxes                      284            463

  Other current assets                     9,810          4,629
                                        --------       --------
    Total current assets                 193,184        171,170
                                        --------       --------



Property, plant and equipment,
  at cost                                747,064        723,720

Less accumulated depreciation
  and amortization                       345,774        331,880
                                        --------       --------
                                         401,290        391,840
                                        --------       --------
Prepaid pension cost                      77,112         73,185
                                        --------       --------
Investment in joint venture               50,611         48,576
                                        --------       --------
Other assets                              55,690         45,140
                                        --------       --------



Total assets                            $777,887       $729,911
                                        ========       ========




       See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                    December 31, 1994 and June 30, 1994
                     (in thousands, except share data)

                                        December 31    June 30
LIABILITIES                                 1994         1994
- -----------                             -----------    --------
Current liabilities:                    (Unaudited)
  Short-term debt                       $ 31,265       $      -
  Accounts payable                        46,816         35,478
  Accrued compensation                    12,856         18,654
  Accrued income taxes                     3,579            616
  Other accrued liabilities               31,926         28,153
  Current portion of long-term debt        7,207         15,618
                                        --------       --------
    Total current liabilities            133,649         98,519
                                        --------       --------
Long-term debt, net of current portion   167,505        158,070
                                        --------       --------
Accrued postretirement benefits          140,670        139,365
                                        --------       --------
Deferred income taxes                     75,696         74,739
                                        --------       --------
Other liabilities and deferred income     18,642         20,074
                                        --------       --------
SHAREHOLDERS' EQUITY
- --------------------
Preferred stock, $5 par value -
 authorized 2,000,000 shares; issued
 458.8 shares at December 31, 1994
 and 459.9 shares at June 30, 1994        28,965         29,029

Common stock, $5 par value -
 authorized 50,000,000 shares; issued
 9,626,989 shares at December 31, 1994
 and 9,612,181 shares at June 30, 1994    48,135         48,061

Capital in excess of par value            52,557         50,882

Reinvested earnings                      208,874        204,667

Common stock in treasury, at cost -
 1,522,879 shares at December 31, 1994
 and 1,522,604 shares at June 30, 1994   (66,989)       (66,150)

Deferred compensation                    (25,172)       (26,386)

Foreign currency translation
  adjustments                             (4,645)          (959)
                                        --------       --------
  Total shareholders' equity             241,725        239,144
Total liabilities and                   --------       --------
  shareholders' equity                  $777,887       $729,911
                                        ========       ========

      See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
       for the three and six months ended December 31, 1994 and 1993
                   (in thousands, except per share data)


                            Three Months         Six Months
                         ------------------  ------------------
                           1994      1993      1994      1993
                           ----      ----      ----      ----
Net sales                $172,400  $147,127  $328,484  $276,556
                         --------  --------  --------  --------
Costs and expenses:

  Cost of sales           127,917   108,264   249,485   205,769

  Selling and
    administrative
    expenses               25,239    22,825    49,193    43,487

  Interest expense          3,064     4,178     5,762     9,214

  Equity in loss of
    joint venture             860       240     1,100       120

  Other income, net          (274)     (517)     (785)     (922)
                         --------  --------  --------  --------
                          156,806   134,990   304,755   257,668

Income before income
  taxes                    15,594    12,137    23,729    18,888

Income taxes                5,767     4,777     8,970     8,756
                         --------  --------  --------  --------
Net income               $  9,827  $  7,360  $ 14,759  $ 10,132
                         ========  ========  ========  ========

Earnings per common share:

  Primary                $   1.16  $    .86  $   1.71  $   1.16
                         ========  ========  ========  ========
  Fully diluted          $   1.11  $    .84  $   1.66  $   1.14
                         ========  ========  ========  ========
Weighted average common
  shares outstanding        8,161     8,032     8,182     8,019
                         ========  ========  ========  ========
Dividends per common
  share                  $    .60  $    .60  $   1.20  $   1.20
                         ========  ========  ========  ========




       See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
            for the six months ended December 31, 1994 and 1993
                              (in thousands)

                                                   1994         1993
OPERATIONS                                         ----         ----
Net income                                      $ 14,759     $ 10,132
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                 15,170       14,374
    Deferred income taxes                          1,922        2,714
    Prepaid pension cost                          (3,927)      (6,147)
    Equity in loss of joint venture                1,100          120
Changes in working capital and other:
    Receivables                                    6,163       18,960
    Inventories                                  (22,732)       2,040
    Other, net                                     6,331       18,309
                                                --------     --------
Net cash provided from operations                 18,786       60,502
INVESTING ACTIVITIES                            --------     --------
Purchases of plant and equipment                 (19,948)     (15,179)
Disposals of plant and equipment                     600          691
Investment in joint venture                       (2,060)     (47,072)
Acquisition of wholly-owned
  subsidiaries, net of cash received             (13,055)     (22,200)
                                                --------     --------
Net cash used for investing activities           (34,463)     (83,760)
FINANCING ACTIVITIES                            --------     --------
Proceeds from issuance of short-term debt         31,265        8,794
Proceeds from issuance of long-term debt          50,000            -
Payments on long-term debt                       (52,140)      (4,067)
Dividends paid                                   (10,552)     (10,382)
Payments to acquire treasury stock                (3,001)           -
Proceeds from issuance of common stock               663        1,138
Net cash provided (required) by financing       --------     --------
  activities                                      16,235       (4,517)
EFFECT OF EXCHANGE RATE CHANGES ON CASH         --------     --------
  AND CASH EQUIVALENTS                              (471)           -
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      87      (27,775)
Cash and cash equivalents at
  beginning of period                              5,404       45,822
                                                --------     --------
Cash and cash equivalents at
  end of period                                 $  5,491     $ 18,047
                                                ========     ========
Supplemental Data:
  Interest payments, net of amounts capitalized $  4,562     $  9,277
  Income tax payments, net of refunds           $  3,941     $  2,768

            See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1994 Annual Report on Form 10-K.

          The June 30, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

 2.  Earnings Per Common Share
     -------------------------
          Primary earnings per common share are computed by dividing net income (less preferred dividends net of tax benefits) by the weighted average number of common shares and common share equivalents outstanding during the period. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock.

 3.  Inventories
     -----------
                                       December 31     June 30
                                          1994           1994
                                          ----           ----
                                             (in thousands)

     Finished                           $ 76,339       $ 76,187
     Work in process                     103,265         85,247
     Raw materials and supplies           32,122         29,558
                                        --------       --------
     Total at current cost               211,726        190,992

     Excess of current cost
       over LIFO values                  125,730        125,730
                                        --------       --------
     Inventory per Balance Sheet        $ 85,996       $ 65,262
                                        ========       ========

     -----------
          The current cost of LIFO-valued inventories was $187.8 million at December 31, 1994 and $165.8 million at June 30, 1994. Reductions in LIFO-valued inventories resulted in an increase in net income of approximately $1.5 million or $.19 per share and $3.6 million or $.45 per share for the three and six months ended December 31, 1993, respectively.

 4.  Acquisition of Wholly-Owned Subsidiaries
     ----------------------------------------
          On July 22, 1994, the Company acquired all of the outstanding shares of Certech, Inc., and an affiliated company, for $16.7 million, including acquisition costs, comprised of $13.5 million in cash and 53,124 shares of treasury common stock. Certech manufactures a broad line of complex injection molded ceramics parts.

          The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the preliminary estimated fair values at the date of acquisition. The excess of purchase price over the preliminary estimated fair values of the net assets acquired was approximately $10 million and has been recorded as intangible assets and goodwill, and is included in other assets on the consolidated balance sheet.

          As previously reported, on July 28, 1993, the Company acquired all of the outstanding shares of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, and two affiliated companies.

          The operating results of these acquired businesses have been included in the Consolidated Statement of Income from the dates of acquisition. On the basis of a pro forma combination of the results of operations as if the acquisitions had taken place at the beginning of fiscal 1994, combined net sales would have been approximately $330 million for the six months ended December 31, 1994, and $151 million and $286 million for the three and six months ended December 31, 1993, respectively. Combined pro forma net income and earnings per share would not have been materially different from the reported amounts for both periods. Such pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1994.

5.  Debt Arrangements
     -----------------
          During the six months ended December 31, 1994, the Company issued $50.0 million of medium-term debt securities with a 7.68% average interest rate under a Form S-3 registration statement ("Shelf Registration") on file with the Securities and Exchange Commission. The proceeds were used to retire borrowings under credit arrangements.

 6.  Foreign Currency Translation Adjustments
     ----------------------------------------
          The functional currency for the majority of the Company's international operations is the local currency, and, accordingly, the respective assets and liabilities are translated at end of period exchange rates, while the income and expense components are translated at average exchange rates prevailing during the period. The resulting translation adjustments are accumulated in a separate section of shareholders' equity on the consolidated balance sheet.

          During the quarter ended December 31, 1994, the value of the Mexican peso fell versus that of the U.S. dollar. As a result of this devaluation, the Company recorded a reduction to Shareholders' Equity of $4.7 million for the quarter related to Aceros Fortuna, the Company's Mexican steel distributor acquired on July 28, 1993.


        MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
        -----------------------------------------------------------

Second Quarter Results:
- ----------------------
     Net income for the quarter ended December 31, 1994 was $9.8 million versus $7.4 million in the same quarter last year. Primary earnings per share were $1.16 compared with $.86 for the same period a year ago. The improved results were primarily due to higher sales volume coupled with increased selling prices.

     Sales were $172.4 million, a 17 percent increase over the $147.1 million last year. The increase in sales was primarily a result of 10 percent higher Steel Division shipment levels chiefly of stainless bar and wire products to automotive and equipment manufacturers. Sales were also higher because of the inclusion of the sales of Certech, Inc., acquired in July 1994. In addition, the Company has recently implemented selling price increases to offset increasing labor and supply costs and has instituted surcharges to offset sharply rising raw material costs.

     Cost of sales as a percent of net sales was 74 percent for the second quarters of both fiscal 1995 and 1994. This year's second quarter was favorably impacted by higher production efficiencies due to increased capacity utilization. Last year's second quarter included the favorable impact of lower inventory levels and the use of the LIFO inventory valuation method which reduced costs by $2.5 million before taxes, or $.19 per share.

Six Month Results:
- -----------------
     Net income for the six months ended December 31, 1994 was $14.8 million, compared with $10.1 million for the same period last year. Primary earnings per share were $1.71 compared with $1.16 for the same period a year ago. The improved results were primarily due to higher sales volume and production efficiencies due to increased capacity utilization. Additionally, earnings last year were adversely affected by a one-time charge of $1.5 million, or $.19 per share, to increase net deferred tax liabilities for a change in the U.S. corporate income tax rate.

     Sales were $328.5 million, a 19 percent increase from $276.6 million last year. This increase was primarily due to a 12 percent increase in Steel Division unit volume shipments and the inclusion of the results of Certech, Inc. and Aceros Fortuna S.A. de C.V., which were acquired on July 22, 1994 and July 28, 1993, respectively.

     Cost of sales increased to 76 percent of net sales in the current fiscal year versus 74 percent for the same period last year, primarily due to higher raw material costs. Last year's cost of sales was favorably impacted by an inventory reduction program and the use of the LIFO inventory valuation method which reduced costs by $5.8 million before taxes, or $.45 per share for the six month period.

     Interest costs decreased by $3.5 million for the first six months of this fiscal year compared to the same period last year. This decrease was primarily the result of replacing high interest cost debt with lower interest cost borrowings in the March 1994 quarter, combined with increased capitalized interest costs during the pre-operating period of Walsin-CarTech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation in the Republic of China (Taiwan).

PART II - OTHER INFORMATION
 ---------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries.
There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

     Item 2. Changes in Securities.
     -----------------------------
     See Note 5 to the Financial Statements contained in Part I.

     Item 4. Submission of Matters to a Vote of Security Holders.
     -----------------------------------------------------------
     The Annual Meeting of Stockholders of the Company was held on October 24, 1994. The following directors were elected at the meeting: Dr. C. McCollister Evarts; William J. Hudson, Jr.;
Mylle Bell Mangum; and Paul R. Roedel. The following directors continued their terms of office after the meeting: Robert W. Cardy; Arthur E. Humphrey; Edward W. Kay; Frederick C. Langenberg; Marcus C. Bennett; Dennis M. Draeger; Carl R. Garr; Marlin Miller, Jr. Set forth below is a description of the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable to each such matter.

     1. Election Of Directors. The following four directors were elected to the Board of Directors of the Company. There were no other nominees for director.

     A. Dr. C. McCollister Evarts
          Shares voted for:  7,428,204
          Shares withheld:  128,659
          Abstentions: N/A
          Broker nonvotes: N/A

     B. William J. Hudson, Jr.
          Shares voted for:  7,431,147
          Shares withheld:  125,716
          Abstentions:  N/A
          Broker nonvotes:  N/A

     C. Mylle Bell Mangum
          Shares voted for:  7,425,421
          Shares withheld:  131,442
          Abstentions:  N/A
          Broker nonvotes:  N/A

     D. Paul R. Roedel
          Shares voted for:  7,424,538
          Shares withheld:  132,325
          Abstentions:  N/A
          Broker nonvotes:  N/A

     2. The accounting firm of Coopers & Lybrand was elected independent accountants for the year ending June 30, 1995.

          Shares voted for: 7,456,925
          Shares voted against: 61,187
          Abstentions: N/A
          Broker nonvotes: N/A

     Item 5. Other Information.
     -------------------------
      1.  On December 8, 1994 the Board of Directors of the
Company elected Kathryn C. Turner as a director to serve until the Annual Stockholders meeting on October 23, 1995.

      2.  On December 8, 1994 the Board of Directors of the
Company adopted a new set of By-laws. A complete copy of the By-laws as amended is attached as an exhibit to this report.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

                3.  By-laws as amended on December 8, 1994.

               11. Statement regarding computation of per share earnings.

               99.  Additional Exhibits.

                    A.   Press release dated December 9, 1994.

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Item 3 is omitted as the answer is negative or the items are not applicable.


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




Date:  February 9, 1995        s/G. Walton Cottrell
      -------------------      --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer