Form 10-Q
period 1995-03-31
CARPENTER TECHNOLOGY CORP
filed 1995-05-12
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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
                                                          Yes  X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995.


Common stock, $5 par value                     8,105,443
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.




             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES


                                 FORM 10-Q


                                   INDEX




                                                           Page

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet March 31, 1995 (Unaudited)
    and June 30, 1994..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Nine Months Ended March 31, 1995 and 1994...   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Nine Months Ended March 31, 1995 and 1994.............   6

  Notes to Consolidated Financial Statements.............. 7 - 9

  Management's Discussion and Analysis of
    Results of Operations................................. 9 & 11


Part II  OTHER INFORMATION................................12 & 13

Exhibit Index.............................................  E-1

PART I
             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                     March 31, 1995 and June 30, 1994
                     (in thousands, except share data)




                                         March 31      June 30
                                           1995          1994
                                        ----------     ---------
                                        (Unaudited)
ASSETS
- ------
Current assets:

  Cash and cash equivalents             $  6,339       $  5,404

  Accounts receivable, net               112,049         95,412

  Inventories                             95,495         65,262

  Deferred income taxes                    1,204            463

  Other current assets                     6,458          4,629
                                        --------       --------
    Total current assets                 221,545        171,170
                                        --------       --------



Property, plant and equipment,
  at cost                                754,308        723,720

Less accumulated depreciation
  and amortization                       352,700        331,880
                                        --------       --------
                                         401,608        391,840
                                        --------       --------
Prepaid pension cost                      79,231         73,185
                                        --------       --------
Investment in joint venture               48,988         48,576
                                        --------       --------
Other assets                              57,370         45,140
                                        --------       --------



Total assets                            $808,742       $729,911
                                        ========       ========


       See accompanying notes to consolidated financial statements.

            CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                     March 31, 1995 and June 30, 1994
                     (in thousands, except share data)

                                         March 31      June 30
                                           1995          1994
                                        --------       --------
LIABILITIES                             (Unaudited)
- -----------
Current liabilities:
  Short-term debt                       $ 44,875       $      -
  Accounts payable                        51,311         35,478
  Accrued compensation                    14,992         18,654
  Accrued income taxes                     8,477            616
  Other accrued liabilities               27,840         28,153
  Current portion of long-term debt        7,129         15,618
                                        --------       --------
    Total current liabilities            154,624         98,519
                                        --------       --------
Long-term debt, net of current portion   167,155        158,070
                                        --------       --------
Accrued postretirement benefits          143,352        139,365
                                        --------       --------
Deferred income taxes                     76,408         74,739
                                        --------       --------
Other liabilities and deferred income     18,354         20,074
                                        --------       --------
SHAREHOLDERS' EQUITY
- --------------------
Preferred stock, $5 par value -
 authorized 2,000,000 shares; issued
 457.7 shares at March 31, 1995
 and 459.9 shares at June 30, 1994        28,895         29,029

Common stock, $5 par value -
 authorized 50,000,000 shares; issued
 9,628,322 shares at March 31, 1995
 and 9,612,181 shares at June 30, 1994    48,142         48,061

Capital in excess of par value            52,617         50,882

Reinvested earnings                      218,991        204,667

Common stock in treasury, at cost -
 1,522,879 shares at March 31, 1995
 and 1,522,604 shares at June 30, 1994   (66,989)       (66,150)

Deferred compensation                    (24,723)       (26,386)

Foreign currency translation
  adjustments                             (8,084)          (959)
                                        --------       --------
  Total shareholders' equity             248,849        239,144
                                        --------       --------
Total liabilities and
  shareholders' equity                  $808,742       $729,911
                                        ========       ========

      See accompanying notes to consolidated financial statements.

           CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
        for the Three and Nine Months Ended March 31, 1995 and 1994
                   (in thousands, except per share data)

                            Three Months        Nine Months
                         ------------------  ------------------
                           1995      1994      1995      1994
                           ----      ----      ----      ----
Net sales                $211,636  $174,347  $540,120  $450,903
                         --------  --------  --------  --------
Costs and expenses:
  Cost of sales           154,101   123,907   403,586   329,676
  Selling and
    administrative
    expenses               26,229    24,359    75,422    67,846

  Interest expense          4,315     3,499    10,077    12,713

  Equity in loss of
    joint venture           1,880       935     2,980     1,055

  Other expense
    (income), net             319       (72)     (466)     (994)
                         --------  --------  --------  --------
                          186,844   152,628   491,599   410,296
                         --------  --------  --------  --------
Income before income
  taxes and extra-
  ordinary charge          24,792    21,719    48,521    40,607

Income taxes                9,429     8,894    18,399    17,650
                         --------  --------  --------  --------
Income before extra-
  ordinary charge          15,363    12,825    30,122    22,957

Extraordinary charge,
  net of income taxes           -    (2,039)        -    (2,039)
                         --------  --------  --------  --------
Net income               $ 15,363  $ 10,786  $ 30,122  $ 20,918
                         ========  ========  ========  ========
Earnings per common share:
  Income before extra-
  ordinary charge        $   1.82  $   1.54  $   3.53  $   2.70

  Extraordinary charge          -      (.25)        -      (.25)
                         --------  --------  --------  --------
  Earnings per common
    share                $   1.82  $   1.29  $   3.53  $   2.45
                         ========  ========  ========  ========
Weighted average common
  shares outstanding        8,142     8,101     8,164     8,050
                         ========  ========  ========  ========
Dividends per common
  share                  $    .60  $    .60  $   1.80  $   1.80
                         ========  ========  ========  ========

       See accompanying notes to consolidated financial statements.

            CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
             for the Nine Months Ended March 31, 1995 and 1994
                              (in thousands)

                                                   1995         1994
OPERATIONS                                         ----         ----
Net income                                      $ 30,122     $ 20,918
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                 24,103       21,612
    Deferred income taxes                          2,607        6,231
    Prepaid pension cost                          (6,046)     (10,135)
    Extraordinary charge                               -        2,039
    Equity in loss of joint venture                2,980        1,055
Changes in working capital and other:
    Receivables                                  (15,023)       1,686
    Inventories                                  (34,214)      12,327
    Other, net                                    15,834       21,037
                                                --------     --------
Net cash provided from operations                 20,363       76,770
                                                --------     --------
INVESTING ACTIVITIES
Purchases of plant and equipment                 (28,604)     (21,084)
Disposals of plant and equipment                     866        1,334
Investment in joint venture                       (2,060)     (48,282)
Acquisition of wholly-owned
  subsidiaries, net of cash received             (13,025)     (22,200)
                                                --------     --------
Net cash used for investing activities           (42,823)     (90,232)
                                                --------     --------
FINANCING ACTIVITIES
Proceeds from issuance of (payments on)
  short-term debt                                 44,875       (2,239)
Proceeds from issuance of long-term debt          50,000       45,851
Payments on long-term debt                       (52,568)     (59,155)
Dividends paid                                   (15,798)     (15,592)
Payments to acquire treasury stock                (3,001)           -
Proceeds from issuance of common stock               660        3,807
                                                --------     --------
Net cash provided (required) by financing
  activities                                      24,168      (27,328)
                                                --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                              (773)           -
                                                --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     935      (40,790)
Cash and cash equivalents at beginning of
  period                                           5,404       45,822
                                                --------     --------

Cash and cash equivalents at end of period      $  6,339     $  5,032
                                                ========     ========

Supplemental Data:
  Interest payments, net of amounts capitalized $ 10,877     $ 16,450
  Income tax payments, net of refunds           $  7,524     $ 11,414

           See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1994 Annual Report to Shareholders.

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

 3.  Inventories
     -----------
                                        March 31       June 30
                                          1995           1994
                                        --------       --------
                                             (in thousands)

     Finished                           $ 82,725       $ 76,187
     Work in process                     103,994         85,247
     Raw materials and supplies           34,506         29,558
                                        --------       --------
     Total at current cost               221,225        190,992

     Excess of current cost
       over LIFO values                  125,730        125,730
                                        --------       --------
     Inventory per Balance Sheet        $ 95,495       $ 65,262
                                        ========       ========

     -----------
          The current cost of LIFO-valued inventories was $196.6 million at March 31, 1995 and $165.8 million at June 30, 1994. Reductions in LIFO-valued inventories resulted in an increase in net income of approximately $5.5 million or $.68 per share and $9.1 million or $1.13 per share for the three and nine months ended March 31, 1994, respectively. There were no LIFO accounting effects in the current fiscal year.

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

          The operating results of these acquired businesses have been included in the Consolidated Statement of Income from the dates of acquisition. On the basis of a pro forma combination of the results of operations as if the acquisitions had taken place at the beginning of fiscal 1994, combined net sales would have been approximately $542 million for the nine months ended March 31, 1995, and $184 million and $470 million for the three and nine months ended March 31, 1994, respectively. Combined pro forma net income and earnings per share would not have been materially different from the reported amounts for both periods. Such pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1994.

 5.  Debt Arrangements
     -----------------
          During the nine months ended March 31, 1995, the Company issued $50.0 million of medium-term debt securities with a 7.68% average interest rate under a Form S-3 registration statement ("Shelf Registration") on file with the Securities and Exchange Commission. The proceeds were used to retire borrowings under credit arrangements.

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

          During the three and nine months ended March 31, 1995, the value of the Mexican peso fell versus that of the U.S. dollar. As a result of this devaluation, the Company recorded a reduction to shareholders' equity of $3.8 million and $8.6 million for the three and nine months, respec-tively, related to Aceros Fortuna, the Company's Mexican steel distributor acquired on July 28, 1993.


        MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
        ----------------------------------------------------------
Third Quarter Results:
- ---------------------
     Net income for the quarter ended March 31, 1995 was $15.4 million versus $12.8 million in the same quarter last year. Last year's results included an extraordinary charge of $2.0 million after tax ($.25 per share) for the early extinguishment of high interest cost debt. Earnings per share were $1.82 compared with $1.54 before the extraordinary charge for the same period a year ago. The improved results were primarily due to higher sales volume coupled with increased selling prices and the inclusion of Certech, Inc., acquired in July 1994.

     Sales were $211.6 million, a 21 percent increase over the $174.3 million last year. The increase in sales was primarily a result of 6 percent higher Steel Division shipment levels, chiefly of stainless bar and wire products to automotive and equipment applications, and a resurgence of sales to aerospace related manufacturers. In addition, the Company has recently implemented selling price increases to offset increasing labor and supply costs and has instituted surcharges to offset sharply rising raw material costs. Sales were also higher because of the inclusion of the sales of Certech, Inc.

     Cost of sales as a percent of net sales was 73 percent and 71 percent for the third quarter of fiscal 1995 and 1994, respectively. This year's third quarter was favorably impacted by higher production efficiencies due to increased capacity utilization. Last year's third quarter included the favorable impact of lower inventory levels and the use of the LIFO inventory valuation method which reduced costs by $8.6 million before taxes, or $.68 per share after taxes. There were no LIFO accounting effects in the current fiscal quarter.

     Walsin-CarTech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation in the Republic of China (Taiwan), became operational during the March 1995 quarter. Year-to-year earnings comparisons were unfavorably impacted by the amortiza-tion of the startup costs and the discontinuation of capitalizing interest related to the investment in this venture.

Nine Month Results:
- ------------------
     Net income for the nine months ended March 31, 1995 was $30.1 million, compared with $23.0 million before an extraordinary charge of $2.0 million after tax ($.25 per share) for the same period last year. Earnings per share were $3.53 compared with $2.70 before the extraordinary charge for the same period a year ago. The improved results were primarily due to higher sales volume and production efficiencies due to increased capacity utilization at the Steel Division. Additionally, earnings last year were adversely affected by a one-time charge of $1.5 million or $.19 per share, to increase net deferred tax liabilities for a change in the U.S. corporate income tax rate.

     Sales were $540.1 million, a 20 percent increase from $450.9 million last year. This increase was primarily due to a 10 percent increase in Steel Division unit volume shipments, higher selling prices resulting from price increases to offset higher labor and supply costs, surcharges to offset sharply rising raw material costs, and the inclusion of the results of Certech, Inc. and Aceros Fortuna S.A. de C.V., which were acquired on July 22, 1994 and July 28, 1993, respectively.

     Cost of sales increased to 75 percent of net sales in the current fiscal year versus 73 percent for the same period last year. Last year's cost of sales was favorably impacted by an inventory reduction program and the use of the LIFO inventory valuation method which reduced costs by $14.4 million before taxes, or $1.13 per share for the nine month period. There were no LIFO accounting effects in the current fiscal year. Excluding the LIFO effects, cost of sales as a percent of net sales decreased slightly due to production efficiencies resulting from increased Steel Division capacity utilization. These positive effects were partially offset by higher raw material costs.

     Interest costs decreased by $2.6 million for the first nine months of this fiscal year compared to the same period last year. This decrease was primarily the result of replacing high interest cost debt with lower interest cost borrowings in the March 1994 quarter.

PART II - OTHER INFORMATION
- ---------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which its property is subject.
There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party or has a material interest adverse to the Company's interest. There is no administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environ-ment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

     Item 5. Other Information.
     -------------------------
     On April 25, 1995, the Board of Directors of the Company elected Kenneth L. Wolfe as a director to serve until the Annual
Stockholders Meeting on October 23, 1995 at which time he will stand for election to serve in Class Two.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               11.  Statement re computation of per share
                    earnings.

               27.  Financial data schedule

               99.  Additional exhibits.

                    (i)  Press release dated April 25, 1995

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Items 2, 3 and 4 are omitted as the answers are negative or the items are not applicable.

                                 SIGNATURES
                                 ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                          (Registrant)




Date:  May 12, 1995           s/G. Walton Cottrell
       -------------          -------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer