Form 10-K
period 1995-06-30
CARPENTER TECHNOLOGY CORP
filed 1995-09-27
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

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

                                          (Name of each exchange
(Title of each class)                      on which registered)
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

As of September 1, 1995, 16,419,590 shares of Common Stock of Carpenter Technology Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was $619,839,523. All share data has been restated for the effect of a two-for-one common stock split that was effective September 15, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the 1995 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-6.

                                 PART I

Item 1.   Business

     (a)  General Development of Business:

          Carpenter Technology Corporation, incorporated in 1904, and its subsidiaries are engaged in the manufacture, fabrication, and marketing of specialty metals and structural ceramics. There were no significant changes in the form of organization or mode of conducting business of Carpenter Technology Corporation (hereinafter called the Company) during the year ended June 30, 1995, except for the transaction described below:

          On July 22, 1994, the Company acquired all of the outstanding shares of Certech, Inc. and an affiliated company (Certech), for $16.7 million, including acquisition costs, comprised of $13.5 million in cash and 106,248 shares of Carpenter common stock. Certech, with plants in New Jersey, Pennsylvania and the United Kingdom, is a recognized leader in the technology and manufacturing of structural ceramic products. The acquisition of Certech enabled the Company to attain a substantial position in the structural ceramics market. This investment was accounted for using the purchase method of accounting.

     (b)  Financial Information About Industry Segments:

          The Company is primarily engaged in one business segment - the manufacture, fabrication and distribution of specialty metals. The ceramics operations are not significant for separate presentation as a segment.

     (c)  Narrative Description of Business:

          (1)  Products:

               The Company processes basic raw materials such as chromium, nickel, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes and produces certain fabricated metal products. Sales of finished products include:

          STAINLESS STEELS -
               A broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

           SPECIAL ALLOYS -
               Other special purpose alloys used in critical components such as bearings and fasteners. Heat resistant alloys that range from slight modifications of the stainless steels to complex nickel and cobalt base alloys. Alloys for electronic, magnetic and electrical applications with controlled thermal expansion characteristics, or high electrical resistivity or special magnetic characteristics. Fabrication of special stainless steels and zirconium base alloys into tubular products for the aircraft industry and nuclear reactors.

          TOOL STEELS -
               Tool and die steels which are extremely hard alloys used for tooling and other wear-resisting components in metalworking operations such as stamping, extrusion and machining.

          OTHER STEEL -
               Carbon steels purchased for distribution and other miscellaneous products.

               In addition to the above specialty metal products, the Company manufactures structural ceramics. The manufacture of structural ceramics applies proprietary injection molding technologies in making ceramic cores for use in castings for a wide range of products such as aircraft engines, industrial gas turbines and various consumer products.

               The products of the Company are sold primarily in the United States and principally through its own sales organization with service centers and sales offices located in many of the major cities of the country. Sales outside of the United States, including export sales, were $73.8 million, $67.1 million and $30.7 million in fiscal 1995, 1994 and 1993, respectively.

          (2)  Classes of Products:

               The approximate percentage of the Company's consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:

                                   1995      1994      1993
                                   ----      ----      ----
          Stainless Steel           56%       60%       60%
          Special Alloys            33%       29%       33%
          Tool and Other Steel       8%       11%        7%
          Ceramics                   3%        -         -
                                   ----      ----      ----
                                   100%      100%      100%
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

          (5)  Seasonality of Business:

               The Company's sales and earnings results are
          normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest - chiefly because of annual plant vacation and maintenance shutdowns in this period by the Company as well as by many of its customers. The timing of major changes in the general economy can alter this pattern, but over the longer time frame, the historical patterns generally prevail. The chart below shows the percent of net sales by quarters for the past three fiscal years:
                                        1995      1994      1993
                                        ----      ----      ----
          Quarter Ended September 30     20%       21%       24%
          Quarter Ended December 31      23%       23%       21%
          Quarter Ended March 31         28%       28%       27%
          Quarter Ended June 30          29%       28%       28%
                                        ----      ----      ----
                                        100%      100%      100%
                                        ====      ====      ====
          (6)  Customers:

               The Company is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on the Company.

          (7)  Backlog:

               As of August 31, 1995, the Company had a backlog of orders, believed to be firm, of approximately $231.0 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of August 31, 1994 was approximately $196.0 million.

          (8)  Competition:

               The business of the Company is highly competitive. It supplies materials to a wide variety of end-use and geographic market segments, none of which consumes more than about 20 percent of the Company's output, and competes with various companies depending on end-use segment, product or geography. There are 14 domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the Company in one or more product segments. The Company also competes directly with several hundred independent distributors of products similar to those distributed by Carpenter's wholly owned distribution system. Additionally, numerous foreign producers import into the United States various specialty metal products similar to those produced by the Company. Furthermore, a number of different products may, in certain instances, be substituted for the Company's finished product.

               Imports of foreign specialty steels have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers.
          Such pricing practices have usually been supported by foreign governments through direct and indirect subsidies.

               Because of these unfair trade practices, the Company has been aggressive in filing trade actions against foreign producers who have dumped their specialty steel products into the United States. These actions have been successful and have resulted in dumping duties being assessed against imports of stainless steel bar and stainless steel rod from certain countries.

               In February 1995, the International Trade
          Commission (ITC) ruled that the domestic industry had been injured by dumped stainless steel bar imports from Brazil, India, Japan and Spain. As a result, the U.S. Department of Commerce issued antidumping orders for the collection of additional duties on all imports of stainless steel bar from the four countries, at the following rates:

                    Brazil    -    19.43%
                    India     -     3.87% to 21.02%
                    Japan     -    61.47%
                    Spain     -     7.74% to 62.85%

          This ruling was the result of an antidumping petition which the Company had filed in conjunction with six other domestic producers in December 1993.

               Previously, in January 1994, the U.S. Department of Commerce had issued antidumping orders for the collection of additional duties against all imports of stainless steel rod from Brazil, France and India, at the following rates:

                    Brazil    -    24.6% to 26.5%
                    France    -    24.59%
                    India     -    48.8%

               Under the provisions of the new General Agreement
          Tariffs and Trade (GATT), the antidumping orders on stainless steel bar and stainless steel rod will continue in effect until the year 2000.

               In a related matter, negotiations by the U.S. Trade Representative with the major steel producing nations of the world to develop a Multilateral Steel Agreement (MSA) are continuing. The objective of the MSA would be to reduce unfair trade in steel products by establishing international commitments and disciplines aimed at eliminating subsidies and other trade-distortive practices.

          (9)  Research, Product and Process Development:

               The Company's expenditures for company-sponsored research and development were approximately $12.3 million, $13.6 million and $12.9 million in fiscal
          1995, 1994 and 1993, respectively.

          (10) Environmental Regulations:

               The Company, as well as other steel producing and manufacturing companies, is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated on a quarterly basis by management. The Company accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environ-mental remediation. For further information on environmental remediation, see the Commitments and Contingencies section included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

               The costs of maintaining and operating environ-mental control equipment were about $7.3 million and $8.5 million for fiscal 1995 and 1994, respectively. The capital expenditures for environmental control equipment were $.5 million for fiscal 1995 and 1994. The Company anticipates spending approximately $6.0 million on major domestic environmental capital projects over the next five fiscal years. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary.

          (11) Employees:

               As of August 31, 1995, the Company had 4,068 full-time employees.

Item 2.  Properties

     The locations of the Company's principal specialty metals manufacturing and fabrication plants are: Reading, Pennsylvania; Orangeburg, South Carolina; and San Diego, California. The Reading and Orangeburg plants are owned in fee. The San Diego plant is owned, but the land is leased.

     The Reading plant has an annual practical melting capacity of approximately 207,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to finishing losses. During the years ended June 30, 1995 and 1994, the plant operated at approximately 87 percent and 78 percent, respectively, of its melting capacity.

     The location of the Company's ceramics manufacturing plants are: Wood-Ridge, New Jersey; Wilkes-Barre, Pennsylvania; Corby, United Kingdom; and Alpharetta, Georgia. The Corby plant is owned and the Wood-Ridge, Wilkes-Barre and Alpharetta plants are leased.

     The Company also operates sales offices and service centers, most of which are owned, at 33 locations in 14 states and 8 foreign countries.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Listed below are the names of corporate executive officers as of fiscal year end, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual meeting of the Board of Directors which immediately follows the Annual Meeting of Shareholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Robert W. Lodge.

     Mr. Lodge served as Vice President of Human Resources for
Johnson Matthey, Inc. from 1988 to 1991 and in various assignments in industrial relations and human resources with Rockwell International Corporation from 1977 to 1988. There is no family relationship between any of the officers.

                                                       Assumed
                                                       Present
Name               Age   Positions                     Position
- ----               ---   ---------                     --------

Robert W. Cardy     59   Chairman, President &
                          Chief Executive Officer                 July 1992
                         Director                             November 1990

Donald C. Bristol   56   Senior Vice President -
                          Steel Division                       January 1993

G. Walton Cottrell  55   Sr. Vice President -
                          Finance & Chief
                          Financial Officer                    January 1993

Nicholas F. Fiore   55   Senior Vice President -
                          Strategic Businesses                 January 1993

Robert W. Lodge     52   Vice President - Human
                          & Admin. Services                  September 1991

John R. Welty       46   Vice President -
                          General Counsel &
                          Secretary                            January 1993

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Common stock of the Company is listed on the New York Stock
Exchange. The ticker symbol is CRS. Here are the high and low market prices of the Company's stock for the past two fiscal years:

Quarter Ended:           1995                     1994
- ---------------------------------------------------------------------
                     High      Low            High      Low

September 30        $32-13/16 $29            $28-3/16  $24-11/16

December 31         $31-5/8   $26-9/16       $29-1/8   $25

March 31            $29-1/4   $26-5/8        $33-3/16  $28-1/4

June 30             $34-1/16  $27-3/4        $31-3/8   $28-1/4
- ---------------------------------------------------------------------
                    $34-1/16  $26-9/16       $33-3/16  $24-11/16

     The Company has paid quarterly cash dividends on its common stock for 89 consecutive years. The quarterly dividend rate has been $.30 per share for each of the past three years.

     The Company had 5,929 common shareholders of record as of June 30, 1995. The balance of the information required by this item is disclosed in Note 9 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

     All share and per share data have been restated for the effect of a two-for-one common stock split declared on August 10, 1995. See Note 17 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

Item 6.  Selected Financial Data

Five-Year Financial Summary
Dollar amounts in thousands, except per share data
(years ended June 30)

                        1995      1994      1993      1992      1991
- --------------------------------------------------------------------------
Summary of Operations

Net Sales             $757,532  $628,795  $576,248  $570,200  $562,476
Income before extra-
 ordinary charges &
 cumulative effect
 of changes in
 accounting
 principles           $ 47,492  $ 38,289  $ 26,534  $ 14,884  $ 30,071
Extraordinary charges,
 net of income taxes  $      -  $ (2,039) $      -  $ (1,238) $      -
Cumulative effect of
 changes in accounting
 principles, net of
 income taxes         $      -  $      -  $(74,676) $      -  $      -
Net income (loss)     $ 47,492  $ 36,250  $(48,142) $ 13,646  $ 30,071

Financial Position
at Year-End

Total assets          $831,775  $729,911  $699,565  $714,752  $716,995
Long-term debt, net   $194,762  $158,070  $189,895  $196,604  $122,661

Per Share Data
Primary:
 Income before extra-
  ordinary charges &
  cumulative effect
  of changes in
  accounting
  principles          $  2.81   $   2.28  $   1.55  $    .81  $   1.76
 Net income (loss)    $  2.81   $   2.15  $  (3.11) $    .74  $   1.76
Fully Diluted:
 Income before extra-
  ordinary charges &
  cumulative effect
  of changes in
  accounting
  principles          $  2.70   $   2.20  $   1.51  $    .81  $   1.76
 Net income (loss)    $  2.70   $   2.08  $  (2.88) $    .74  $   1.76
Cash dividends-common $  1.20   $   1.20  $   1.20  $   1.20  $   1.20

All share and per share data have been restated for the effect of a two-for-one common stock split declared on August 10, 1995.
See Note 17 to the consolidated financial statements included in
Item 8 "Financial Statements and Supplementary Data."

See Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

MANAGEMENT'S DISCUSSION OF OPERATIONS

SUMMARY

Net sales and earnings trends for the past three fiscal years are summarized below:

- ---------------------------------------------------------------------
(dollars in millions -
 except per share)                       1995    1994    1993
- ---------------------------------------------------------------------
Net sales                               $757.5  $628.8  $576.2

Income before extraordinary
  charge and cumulative effect of
  changes in accounting principles      $ 47.5  $ 38.3  $ 26.5

Net income (loss)                       $ 47.5  $ 36.3  $(48.1)

Primary earnings per share before
  extraordinary charge and
  cumulative effect of changes in
  accounting principles                 $  2.81 $  2.28 $  1.55

Primary earnings (loss) per share       $  2.81 $  2.15 $ (3.11)
=====================================================================

Earnings before the extraordinary charge and accounting changes increased in each of the past two years as a result of the improved economy, selling price increases and internal programs for cost reduction, asset utilization and market share enhancements. The sales and earnings results in 1995 were records for the Company.

Fiscal 1994 results were adversely affected by an extraordinary charge for debt retirement as described in Note 7 to the financial statements. Fiscal 1993 results were reduced by a large, one-time retroactive charge for the cumulative effect of adopting two accounting changes as described in Note 1 to the financial statements.

The chart below shows net sales by product line for the past three fiscal years:

- ---------------------------------------------------------------------
(dollars in millions)       1995           1994           1993
- ---------------------------------------------------------------------
                         Sales    %     Sales    %    Sales   %
- ---------------------------------------------------------------------
Stainless steel         $424.7    56   $375.0    60  $342.9   60
Special alloys           249.0    33    182.4    29   190.3   33
Tool and other steel      61.2     8     71.4    11    43.0    7
Ceramics                  22.6     3        -     -       -    -
- ---------------------------------------------------------------------
Total                   $757.5   100   $628.8   100  $576.2  100
=====================================================================

The following table is the approximate breakdown of sales by end-use markets (excludes sales of Aceros Fortuna and Certech):

- ---------------------------------------------------------------------
Years Ended June 30                     1995      1994      1993
- ---------------------------------------------------------------------
Motor vehicles and equipment             14%       14%       13%
Electrical and electronic equipment      13        12        12
Aerospace                                12        12        14
General industrial equipment             10        11        11
Metal producing and distribution          9         8         7
Power generation and distribution         7         8         7
Fabricated metal products                 6         6         6
Metal working equipment                   6         7         7
Chemical and petroleum processing         5         5         5
Consumer durables                         5         5         5
Instruments and controls                  4         4         4
Housing and construction                  3         3         3
Miscellaneous                             6         5         6
- ---------------------------------------------------------------------
                                        100%      100%      100%
======================================================================

RESULTS OF OPERATIONS - FISCAL 1995 VERSUS FISCAL 1994

Sales were $757.5 million in fiscal 1995, a 20 percent increase from the $628.8 million level in fiscal 1994. The sales improvement was primarily due to an 8 percent increase in volume and higher unit prices in the Steel Division. Demand for specialty steel products has been at a high level since January 1994, especially in automotive, equipment and aerospace-related markets. Unit selling prices for specialty steel shipments increased by an average of 7 percent to offset higher labor and supply costs, and a surcharge was established to offset sharply rising raw material costs. Also, the product mix shifted toward more premium-melted products and away from certain commodity-priced products, resulting in a higher average selling price.

Approximately 18 percent of the increase in sales was from the inclusion, in fiscal 1995, of the results of Certech, Inc., and its affiliates, a ceramics business which was acquired in July
1994 (described in Note 2 to the financial statements).

Cost of sales as a percentage of sales increased to 74 percent versus 73 percent in fiscal 1994 because last year was favorably affected by reductions in inventories valued using the LIFO method. The LIFO method values inventory reductions at historical costs which were lower than current costs. This favorable effect on costs, before taxes and profit sharing impacts, was $24.9 million in fiscal 1994. There were no LIFO accounting effects in fiscal 1995.

Raw material costs per unit purchased increased by 34 percent during fiscal 1995 versus the year-earlier costs as a result of large increases in the cost of nickel (42 percent), cobalt (52 percent) and molybdenum (77 percent). Also, in fiscal 1995, the Company purchased at a premium semi-finished and finished products to supplement internal capacity.

Labor costs for Steel Division production and maintenance employees were up by 6 percent as a result of a base wage increase in July 1994 and higher overtime and profit sharing payments.

Natural gas costs per unit consumed decreased by 10 percent versus fiscal 1994 costs, but electricity costs per unit increased by 3 percent.

Selling and administrative expenses increased by $9.4 million during fiscal 1995 due chiefly to the inclusion of Certech costs in fiscal 1995 and increased salaried employment and severance costs.

Interest expense was lower by $1.0 million in fiscal 1995 principally because of reduced interest rates due to the retirement of the 12-7/8% debentures in March 1994.

The Company's 19 percent share of the losses of the Walsin-CarTech joint venture, which became operational in January
1995, (described in Note 3 to the financial statements) increased by $2.1 million in fiscal 1995. Prior to that date, pre-operating costs were deferred by the joint venture.

Income taxes as a percent of pre-tax income (effective tax rate) decreased to 36 percent in fiscal 1995 from 39 percent a year earlier primarily because of the retroactive deferred tax effects of an increase in the statutory federal rate in 1994. Both years' tax rates were favorably affected by non-recurring adjustments of deferred state taxes for changes in tax laws. A reconciliation of the effective tax rate to the federal statutory rate is presented in Note 15 to the financial statements.

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

Cost of sales as a percentage of sales decreased to 73 percent versus 76 percent a year earlier. The improved cost ratio was chiefly the result of the increased production level and manufacturing efficiency gains for the Steel Division. These favorable effects were partially offset by the lower unit selling prices. Cost of sales in fiscal 1994 and 1993 was favorably affected by reductions in inventories valued using the LIFO method. This favorable effect on costs, before taxes and profit sharing impacts, was $24.9 million in fiscal 1994 and $25.7 million in fiscal 1993.

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

Other income decreased by $5.1 million primarily because fiscal
1993 income included a $3.7 million award in a patent suit.

Income taxes as a percent of pre-tax income (effective tax rate) increased to 39 percent in fiscal 1994 from 38 percent a year earlier because of an increase in the federal statutory rate. A reconciliation of the effective tax rate to the federal statutory rate is presented in Note 15 to the financial statements.

During fiscal 1994, the Company retired at a premium, $55.3 million of its 12-7/8% debentures, and recorded an extraordinary charge of $2.0 million including unamortized discount and issue costs, net of $1.2 million of income tax benefits (described in Note 7 to the financial statements).

MANAGEMENT'S DISCUSSION OF CASH FLOW AND FINANCIAL CONDITION

CASH FLOW

Cash flow from operations decreased in 1995 because of higher working capital needs, but remained at a strong level.

Inventories increased $29.5 million in fiscal 1995, excluding inventories relating to acquisitions, due to higher production levels of the Steel Division. Inventories were significantly reduced in fiscal 1994 and 1993 as a result of the Company's Continuous Improvement process to reduce lead times while still maintaining a high customer service level.

Accounts receivable increased $21.8 million and $1.9 million in fiscal 1995 and 1994, respectively, excluding accounts receivable relating to acquisitions, as a result of increased fourth quarter sales each year. The average days sales outstanding in 1995 was comparable to that of 1994.

Capital expenditures of $36.9 million, $26.6 million and $20.6 million in fiscal 1995, 1994 and 1993, respectively, were concentrated in the Company's Reading, Pennsylvania, plant and were used for normal replacements, modernization and incremental capability. The major capital projects were the modernization of wire finishing operations and the relocation and installation of a second rotary forge.

During fiscal year 1995, the Company acquired the business of Certech, Inc., and an affiliated company. During fiscal 1994, Aceros Fortuna, S.A. de C.V., and affiliated companies were acquired and an investment was made in Walsin-CarTech, a joint venture in Taiwan. The cost of these acquisitions and investments totaled $81.4 million in cash and $3.2 million in common stock. Treasury shares were purchased to offset the shares issued in this acquisition. Details of these transactions are included in Notes 2 and 3 to the financial statements.

During fiscal 1995, $80.0 million of medium-term notes were issued with a 7.4% average interest rate, and a portion of the proceeds were used to retire borrowings under credit arrangements. Details of debt and financing arrangements are provided in Note 7 to the financial statements.

On March 1, 1994, the Company retired at a premium the entire outstanding principal amount of $55.3 million of its 12-7/8% debentures. The funding for this retirement came from the Company's credit facilities.

The dividend payout rates on common and preferred stock were maintained at $1.20 and $5,362.50 per share, respectively, and totaled about $21.0 million in each of the past three years. The Board of Directors declared on August 10, 1995, a 10 percent increase in the common stock dividend to shareholders of record on August 22, 1995.

In June 1989, the Board of Directors authorized the purchase of up to 2,400,000 shares of Carpenter common stock, and in September 1991, in conjunction with the establishment of an ESOP, the Board of Directors authorized the purchase of 1,200,000 shares of common stock to offset the dilutive effect of the issuance of convertible stock to the ESOP. Shares purchased under these programs totaled 507,600 in fiscal 1993 for a total of $11.6 million in cash. During fiscal 1993, the share repurchase programs were suspended indefinitely.

FINANCIAL CONDITION

During the past three years, the Company maintained the ability to provide adequate cash to meet its needs through strong cash flow from operations, management of working capital and its flexibility to use outside sources of financing to supplement internally generated funds.

Fiscal 1995 ended in a sound liquidity position, with current assets exceeding current liabilities by $106.3 million (a ratio of 1.8 to 1). This favorable ratio is conservatively stated because inventories are valued $153.6 million less than the current cost as a result of using the LIFO method. Total debt at June 30, 1995 was $222.2 million or 39.5 percent of total capital, including deferred taxes, versus 35.7 percent of total capital, including deferred taxes, at June 30, 1994.

Financing is available under a $150.0 million financing arrangement with a number of banks, providing for $125.0 million of revolving credit to January 1998 and lines of credit of $25.0 million.

At June 30, 1995, the Company had $20.0 million of medium-term debt securities available for issuance under a Shelf Registration on file with the Securities and Exchange Commission.

In summary, the Company believes that its present financial resources, both from internal and external sources, are adequate to meet our foreseeable short-term and long-term liquidity needs.

COMMITMENTS AND CONTINGENCIES

Environmental
The Company has environmental liabilities at some of its owned operating facilities, and has been designated as a "potentially responsible party" with respect to certain superfund waste disposal sites. Additionally, the Company has been notified that it may be a potentially responsible party with respect to other superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of cleanup costs nor the final method of their allocations among all designated potentially responsible parties at these superfund sites has been determined. The estimated range of the reasonably possible costs of remediation at the Company-owned operating facilities and the superfund sites is between $8.0 million and $18.0 million. The Company has accrued for environmental remediation costs, including remediation investigation and feasibility study costs, which represent management's best estimate of the probable and reasonably estimable remediation costs. Additional details are provided in Note 16 to the financial statements. The Company does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Other
The Company is also defending various claims and legal actions, and is subject to commitments and contingencies which are common to its operations. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Additional details are provided in Note 16 to the financial statements. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on the Company's financial position or results of operations and cash flows.

Item 8.  Financial Statements and Supplementary Data


     Index to Consolidated Financial Statements and Supplementary Data


                                                       Page
                                                       ----
Consolidated Financial Statements:

  Report of Independent Accountants                     20

  Consolidated Statement of Income for the
    Years Ended June 30, 1995, 1994 and 1993            21

  Consolidated Statement of Cash Flows for the
    Years Ended June 30, 1995, 1994 and 1993            22

  Consolidated Balance Sheet as of
    June 30, 1995 and 1994                              23

  Consolidated Statement of Changes in
    Shareholders' Equity for the Years Ended
    June 30, 1995, 1994 and 1993                       24-25

  Notes to Consolidated Financial Statements           26-45


Supplementary Data:

  Quarterly Financial Data (Unaudited)                  46

                     REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS
AND SHAREHOLDERS OF
CARPENTER TECHNOLOGY CORPORATION:

We have audited the accompanying consolidated balance sheet of Carpenter Technology Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carpenter Technology Corporation and subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions in the year ended
June 30, 1993.



s/Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 27, 1995, except for Note 17,
as to which the date is August 10, 1995

CONSOLIDATED STATEMENT OF INCOME
CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
for the years ended June 30, 1995, 1994 and 1993
- -------------------------------------------------------------------------
(in thousands, except per share data)         1995      1994      1993
- -------------------------------------------------------------------------
Net sales                                   $757,532  $628,795  $576,248
- -------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                              564,169   457,473   436,057
  Selling and administrative expenses        101,965    92,525    82,214
  Interest expense                            14,542    15,521    20,594
  Equity in loss of joint venture              3,000       910         -
  Other income, net                             (715)     (362)   (5,416)
- -------------------------------------------------------------------------
                                             682,961   566,067   533,449
- -------------------------------------------------------------------------
Income before income taxes, extraordinary
  charge and cumulative effect of changes
  in accounting principles                    74,571    62,728     42,799
Income taxes                                  27,079    24,439     16,265
- -------------------------------------------------------------------------
Income before extraordinary charge and
  cumulative effect of changes in
  accounting principles                       47,492    38,289     26,534
Extraordinary charge - premium on
  retirement of long-term debt,
  net of income taxes                              -    (2,039)        -
Cumulative effect of changes in accounting
  principles, net of income taxes                  -         -   (74,676)
- -------------------------------------------------------------------------
Net income (loss)                           $ 47,492  $ 36,250  $(48,142)
=========================================================================
Primary earnings (loss) per common share:
  Income before extraordinary charge
    and cumulative effect of changes
    in accounting principles                $   2.81  $   2.28  $   1.55
  Extraordinary charge                             -      (.13)        -
  Cumulative effect of changes in
    accounting principles                          -         -     (4.66)
- -------------------------------------------------------------------------
  Earnings (loss) per common share          $   2.81  $   2.15  $  (3.11)
=========================================================================
  Weighted average common shares
    outstanding                               16,327    16,130    16,018
=========================================================================
Fully-diluted earnings (loss)
 per common share:
  Income before extraordinary
    and cumulative effect of
    changes in accounting principles        $   2.70  $   2.20  $   1.51
  Extraordinary charge                             -      (.12)        -
  Cumulative effect of changes
    in accounting principles                       -         -     (4.39)
 ------------------------------------------------------------------------
  Earnings (loss) per common share          $   2.70  $   2.08  $  (2.88)
 ========================================================================
  Weighted average common shares
    outstanding                               17,309    17,086    17,000
=========================================================================
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
for the years ended June 30, 1995, 1994 and 1993
- -------------------------------------------------------------------------
(in thousands)                                1995      1994      1993
- -------------------------------------------------------------------------
OPERATIONS
Net income (loss)                           $ 47,492  $ 36,250  $(48,142)
Adjustments to reconcile net income (loss)
 to net cash provided from operations:
  Depreciation and amortization               32,479    29,887    26,947
  Deferred income taxes                        3,314     4,057    10,953
  Prepaid pension cost                        (7,933)  (11,563)  (11,834)
  Equity in loss of joint venture              3,000       910         -
  Extraordinary charge                             -     2,039         -
  Cumulative effect of changes in
    accounting principles                          -         -    74,676
Changes in working capital and other:
  Receivables                                (21,819)   (1,889)  (12,497)
  Inventories                                (29,480)   16,907    63,137
  Accounts payable                            15,111    10,480    (5,985)
  Accrued current liabilities                  6,800     1,984      (791)
  Other, net                                  (5,177)   10,404    (1,416)
- -------------------------------------------------------------------------
  Net cash provided from operations           43,787    99,466    95,048
- -------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of plant and equipment             (36,945)  (26,604)  (20,563)
Disposals of plant and equipment               1,424     3,144       405
Investment in joint venture                   (2,060)  (49,196)        -
Acquisitions of businesses,
  net of cash received                       (13,032)  (22,323)        -
- -------------------------------------------------------------------------
  Net cash used for investing activities     (50,613)  (94,979)  (20,158)
- -------------------------------------------------------------------------
FINANCING ACTIVITIES
Provided by (payments on) short-term debt     20,145    (2,794)        -
Proceeds from issuance of long-term debt      80,000    45,851         -
Payments on long-term debt                   (55,736)  (71,271)   (6,843)
Dividends paid                               (21,045)  (20,824)  (20,868)
Proceeds from issuance of common stock         1,745     4,245       955
Payments to acquire treasury stock            (3,002)        -   (11,633)
- -------------------------------------------------------------------------
  Net cash provided from (used for)
    financing activities                      22,107   (44,793)  (38,389)
- -------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                     (565)     (112)        -
- -------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            14,716   (40,418)   36,501
- -------------------------------------------------------------------------
Cash and cash equivalents at beginning of year 5,404    45,822     9,321
- -------------------------------------------------------------------------
Cash and cash equivalents at end of year    $ 20,120  $  5,404  $ 45,822
=========================================================================
SUPPLEMENTAL DATA:
 Interest payments, net of amts capitalized $ 15,441  $ 17,592  $ 22,195
Income tax payments, net of refunds         $ 17,692  $ 18,066  $  2,538
- -------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
June 30, 1995 and 1994
- -------------------------------------------------------------------------
(in thousands, except share data)                 1995      1994
- -------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                      $ 20,120  $  5,404
  Accounts receivable, net of allowance for
    doubtful accounts ($1,034 and $619)           118,848    95,412
  Inventories                                      91,383    65,262
  Deferred income taxes                             1,827       463
  Other current assets                              8,251     4,629
- -------------------------------------------------------------------------
    Total current assets                          240,429   171,170
- -------------------------------------------------------------------------
Property, plant and equipment, net                403,580   391,840
- -------------------------------------------------------------------------
Prepaid pension cost                               81,182    73,185
- -------------------------------------------------------------------------
Investment in joint venture                        49,085    48,576
- -------------------------------------------------------------------------
Goodwill, net                                      15,701     7,837
- -------------------------------------------------------------------------
Other assets                                       41,798    37,303
- -------------------------------------------------------------------------
Total assets                                     $831,775  $729,911
=========================================================================
LIABILITIES
Current liabilities:
  Short-term debt                                $ 20,145  $      -
  Accounts payable                                 51,162    35,478
  Accrued compensation                             21,457    18,654
  Accrued income taxes                              5,442       616
  Other accrued liabilities                        28,684    28,153
  Current portion of long-term debt                 7,286    15,618
- -------------------------------------------------------------------------
    Total current liabilities                     134,176    98,519
- -------------------------------------------------------------------------
Long-term debt, net of current portion            194,762   158,070
- -------------------------------------------------------------------------
Accrued postretirement benefits                   140,855   139,365
- -------------------------------------------------------------------------
Deferred income taxes                              78,415    74,739
- -------------------------------------------------------------------------
Other liabilities and deferred income              19,622    20,074
- -------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $5 par value -
  authorized 2,000,000 shares                      28,825    29,029
Common stock, $5 par value -
  authorized 50,000,000 shares                     96,690    48,061
Capital in excess of par value                      6,801    50,882
Reinvested earnings                               231,114   204,667
Common stock in treasury, at cost                 (67,002)  (66,150)
Deferred compensation                             (25,461)  (26,386)
Foreign currency translation adjustments           (7,022)     (959)
- -------------------------------------------------------------------------
    Total shareholders' equity                    263,945   239,144
- -------------------------------------------------------------------------
Total liabilities and shareholders' equity       $831,775  $729,911
=========================================================================
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
for the years ended June 30, 1995, 1994 and 1993
- --------------------------------------------------------------------------------------------------------------
                                                                                          Foreign     Total
                                                Capital in                     Deferred   Currency    Share-
(in thousands,              Preferred  Common   Excess of Reinvested Treasury  Compen-   Translation  holders
 except and per share data) Stock      Stock    Par Value Earnings   Stock     sation    Adjustments  Equity
- --------------------------------------------------------------------------------------------------------------
Balances at June 30, 1992   $ 29,150  $ 47,361  $ 44,573  $258,251  $(54,517)  $(28,551)  $      -   $296,267
Distributions to ESOP            (22)                                                                     (22)
- --------------------------------------------------------------------------------------------------------------
Stock options exercised, net
 of 6,068 shares exchanged                 108       847                                                  955
- --------------------------------------------------------------------------------------------------------------
Restricted shares issued                    73      711                            (784)                    -
- --------------------------------------------------------------------------------------------------------------
Shares purchased                                                     (11,633)                         (11,633)
- --------------------------------------------------------------------------------------------------------------
Net loss                                                   (48,142)                                   (48,142)
- --------------------------------------------------------------------------------------------------------------
Cash dividends:
 Preferred, $5,362.50 per
  share, net of income taxes                                (1,629)                                    (1,629)
- --------------------------------------------------------------------------------------------------------------
 Common, $2.40 per share                                   (19,239)                                   (19,239)
- --------------------------------------------------------------------------------------------------------------
Reduction of ESOP note                                                              613                   613
- --------------------------------------------------------------------------------------------------------------
Accrued compensation                                                              1,291                 1,291
- --------------------------------------------------------------------------------------------------------------
Balances at June 30, 1993     29,128    47,542    46,131   189,241   (66,150)   (27,431)         -    218,461
Distributions to ESOP            (99)        1        11                                                  (87)
- --------------------------------------------------------------------------------------------------------------
Stock options exercised, net
 of 10,308 shares exchanged                437     3,808                                                4,245
- --------------------------------------------------------------------------------------------------------------
Restricted shares issued,
 net                                        81       900                           (981)                    -
- --------------------------------------------------------------------------------------------------------------
Net income                                                  36,250                                     36,250
- --------------------------------------------------------------------------------------------------------------
Cash dividends:
 Preferred, $5,362.50 per
  share, net of income taxes                                (1,606)                                    (1,606)
- --------------------------------------------------------------------------------------------------------------
 Common, $2.40 per share                                   (19,218)                                   (19,218)
- --------------------------------------------------------------------------------------------------------------
Reduction of ESOP note                                                              941                   941
- --------------------------------------------------------------------------------------------------------------
Accrued compensation                                                              1,085                 1,085
- --------------------------------------------------------------------------------------------------------------
Translation adjustments                                                                       (959)      (959)
- --------------------------------------------------------------------------------------------------------------
Other                                                 32                                                   32
- --------------------------------------------------------------------------------------------------------------
Balances at June 30, 1994     29,029    48,061    50,882   204,667   (66,150)   (26,386)      (959)   239,144
Distributions to ESOP           (204)        1         9                                                 (194)
- --------------------------------------------------------------------------------------------------------------
Stock options exercised, net
 of 133 shares exchanged                   176     1,569                                                1,745
- --------------------------------------------------------------------------------------------------------------
Restricted shares issued, net              107     1,238                 (28)    (1,317)                    -
- --------------------------------------------------------------------------------------------------------------
Shares purchased                                                      (3,002)                          (3,002)
- --------------------------------------------------------------------------------------------------------------
Shares issued to acquire
 business                                          1,022               2,178                            3,200
- --------------------------------------------------------------------------------------------------------------
Net income                                                   47,492                                    47,492
- --------------------------------------------------------------------------------------------------------------
Cash dividends:
 Preferred, $5,362.50 per
  share, net of income taxes                                (1,599)                                    (1,599)
- --------------------------------------------------------------------------------------------------------------
 Common, $2.40 per share                                   (19,446)                                   (19,446)
- --------------------------------------------------------------------------------------------------------------
Reduction of ESOP note                                                            1,071                 1,071
- --------------------------------------------------------------------------------------------------------------
Accrued compensation
- --------------------------------------------------------------------------------------------------------------
Translation adjustments
- --------------------------------------------------------------------------------------------------------------
Other                                                426
- --------------------------------------------------------------------------------------------------------------
Effects of 2-for-1 stock split(1)       48,345   (48,345)
- --------------------------------------------------------------------------------------------------------------
Balances at June 30, 1995   $ 28,825  $ 96,690  $  6,801  $231,114  $(67,002)  $(25,461)  $ (7,022)  $263,945
==============================================================================================================

<F1>See accompanying notes to consolidated financial statements.
<F2>(1)See Note 17 to the financial statements.

CONSOLIDATED STATEMENT CHANGES IN SHAREHOLDERS' EQUITY
CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
for the years ended June 30, 1995, 1994 and 1993
- ---------------------------------------------------------------------------------
                                                  Share Data
                                 ------------------------------------------------
                                                      Common Shares
                                           --------------------------------------
                                 Preferred
                                  Shares                                Net
                                  Issued    Issued      Treasury    Outstanding
- ---------------------------------------------------------------------------------
Balances at June 30, 1992         461.5    9,472,203   (1,268,784)    8,203,419
Distributions to ESOP              (0.3)          30                         30
- ---------------------------------------------------------------------------------
Stock options exercised, net
 of 6,068 shares exchanged                    21,642                     21,642
- ---------------------------------------------------------------------------------
Restricted shares issued              -       14,480                     14,480
- ---------------------------------------------------------------------------------
Shares purchased                                         (253,800)     (253,800)
- ---------------------------------------------------------------------------------
Net loss
- ---------------------------------------------------------------------------------
Cash dividends:
 Preferred, $5,362.50 per
   share, net of income taxes
- ---------------------------------------------------------------------------------
 Common, $2.40 per share
- ---------------------------------------------------------------------------------
Reduction of ESOP note
- ---------------------------------------------------------------------------------
Accrued compensation
- ---------------------------------------------------------------------------------
Balances at June 30, 1993         461.2    9,508,355   (1,522,584)    7,985,771
Distribution to ESOP               (1.3)         215                        215
- ---------------------------------------------------------------------------------
Stock options exercised, net
 of 10,308 shares exchanged                   87,351                     87,351
- ---------------------------------------------------------------------------------
Restricted shares issued,
 net                                          16,260          (20)       16,240
- ---------------------------------------------------------------------------------
Net income
- ---------------------------------------------------------------------------------
Cash dividends:
 Preferred, $5,362.50 per
   share, net of income taxes
- ---------------------------------------------------------------------------------
 Common, $2.40 per share
- ---------------------------------------------------------------------------------
Reduction of ESOP note
- ---------------------------------------------------------------------------------
Accrued compensation
- ---------------------------------------------------------------------------------
Translation adjustments
- ---------------------------------------------------------------------------------
Other
- ---------------------------------------------------------------------------------
Balances at June 30, 1994         459.9    9,612,181   (1,522,604)    8,089,577
Distributions to ESOP              (3.2)         179                        179
- ---------------------------------------------------------------------------------
Stock options exercised, net
 of 133 shares exchanged                      35,272                     35,272
- ---------------------------------------------------------------------------------
Restricted shares issued,
 net                                          21,350         (500)       20,850
- ---------------------------------------------------------------------------------
Shares purchased                                          (53,124)      (53,124)
- ---------------------------------------------------------------------------------
Shares issued to acquire
 business                                                  53,124        53,124
- ---------------------------------------------------------------------------------
Net income
- ---------------------------------------------------------------------------------
Cash dividends:
 Preferred, $5,362.50 per
   share, net of income taxes
- ---------------------------------------------------------------------------------
 Common, $2.40 per share
- ---------------------------------------------------------------------------------
Reduction of ESOP note
- ---------------------------------------------------------------------------------
Accrued compensation
- ---------------------------------------------------------------------------------
Translation adjustments
- ---------------------------------------------------------------------------------
Other
- ---------------------------------------------------------------------------------
Effects of 2-for-1 stock split(1)          9,668,982   (1,523,104)    8,145,878
- ---------------------------------------------------------------------------------
Balances at June 30, 1995         456.7   19,337,964   (3,046,208)   16,291,756
- ---------------------------------------------------------------------------------

<F1>See accompanying notes to consolidated financial statements.
<F2>(1)See Note 17 to the financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                __________


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used when the Company has a 20%-50% interest in other entities, and for investments in corporate joint ventures. Under the equity method, the original investment is recorded at cost and adjusted by the Company's share of undistributed earnings or losses of the entity. All other investments are carried at cost.

     Business Segments - The Company is primarily engaged in one business segment - the manufacture, fabrication and distribution of specialty metals. The ceramics operations are not significant for separate presentation as a business segment.

     Cash Equivalents - Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

     Inventories - Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. The Company also uses the First-In, First-Out (FIFO) and average cost methods.

     Depreciation - Depreciation for financial reporting purposes is computed by the straight-line method. This method allocates depreciation equally over the estimated useful lives of the assets. Depreciation for income tax purposes is computed using accelerated methods.

     Goodwill - Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of companies acquired to date, is being amortized on a straight-line basis over periods not to exceed 20 years, the estimated life of the goodwill. The Company's policy is to record an impairment loss against the goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of the net assets.

     Environmental Expenditures - Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities, including remediation investigation and feasibility study costs, when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as a receivable when they are estimable and probable.

     Foreign Currency Translation - The functional currency for the majority of the Company's international operations is the local currency, and, accordingly, the respective assets and liabilities are translated at year-end exchange rates, while the income and expense components are translated at average exchange rates prevailing during the year. The resulting translation adjustments are accumulated in a separate section of shareholders' equity on the consolidated balance sheet. All gains and losses resulting from foreign currency transactions are reflected in income.

     Futures Contracts and Commodity Price Swaps - In connection with the anticipated purchase of nickel for certain fixed-price sales arrangements, the Company enters into nickel futures contracts and commodity price swaps to reduce the risk of nickel cost increases. These futures contracts and commodity price swaps are accounted for as hedges, and, accordingly, gains and losses are deferred and included in cost of sales as part of the nickel cost in the periods when the nickel purchases are made.

     Earnings per Common Share - Primary earnings per common share are computed by dividing net income (less preferred dividends net of tax benefits) by the weighted average number of common shares and common share equivalents outstanding during the period. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock.

     Changes in Accounting Principles - During fiscal 1993, the
     Company adopted two financial accounting standards, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106) and "Accounting for Income Taxes"
     (SFAS 109).

     SFAS 106 requires companies to accrue the cost of postretirement benefits over the years employees provide services to the date of their full eligibility for such benefits. Previously, these costs were expensed as claims were incurred. The Company elected to immediately recognize the transition obligation for benefits earned as of July 1, 1992, resulting in a non-cash charge of $146.8 million pre-tax ($87.1 million after taxes or $5.43 per share), representing the cumulative effect of the change in accounting.

     SFAS 109 changes the method of accounting for income taxes from the deferral method to the asset/liability method. Under this method, deferred income taxes are determined based on enacted tax laws and rates, which are applied to the differences between the financial statement bases and tax bases of assets and liabilities. The adoption of this statement resulted in a credit to income of $12.4 million ($.77 per share) principally for the cumulative effect of restating deferred taxes as of July 1, 1992 to current tax rates.

     Company-Owned Life Insurance Program - During fiscal 1994, the Company established a company-owned life insurance program covering essentially all of the U.S.-based employees. At June 30, 1995 and 1994, the cash surrender values, $54.4 million and $27.4 million, and the insurance policy loans, $53.9 million and $27.2 million, respectively, were netted and included in other assets on the consolidated balance sheet. The purpose of the program is to provide cash to fund employee benefit obligations and for other corporate purposes.

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

 2.   ACQUISITIONS OF BUSINESSES

      During fiscal 1995 and 1994, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

          On July 22, 1994, the Company acquired all of the outstanding shares of Certech, Inc., and an affiliated company, for $16.7 million, including acquisition costs, comprised of $13.5 million in cash and 106,248 shares of treasury common stock. Certech manufactures a broad line of complex injection molded ceramics parts. The excess of purchase price over the fair values of the net assets acquired was $8.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

          On July 28, 1993, the Company acquired all of the outstanding shares of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, and two affiliated companies for cash of $20.4 million, paid $2.5 million for agreements not to compete, and paid acquisition costs. In addition,the Company acquired equipment from an affiliated company in Mexico for $5.1 million. The excess of the purchase price over the fair values of the net assets acquired was $8.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

          Fiscal 1995 also includes other acquisitions which are immaterial.

      The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of acquisition, as follows:

      ----------------------------------------------------------
      (in thousands)                           1995      1994
      ----------------------------------------------------------
      Working capital, other than cash        $ 1,894   $ 6,552
      Property, plant and equipment            10,200     6,634
      Other assets                              1,740     2,661
      Goodwill                                  8,154     8,213
      Other liabilities                        (5,756)   (1,737)
      ----------------------------------------------------------
      Purchase price, net of cash received    $16,232   $22,323
      ===========================================================

      The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of fiscal 1994, consolidated net sales would have been $759.0 million for fiscal 1995, and $654.0 million for fiscal 1994. Consolidated pro forma income and earnings per share, before the extraordinary charge, would not have been materially different from the reported amounts for fiscal 1995 and 1994. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1994.

 3.   INVESTMENT IN JOINT VENTURE

      On September 2, 1993, the Company acquired for $45.0 million in cash, 19 percent of the shares of Walsin-CarTech Specialty Steel Corporation, a corporate joint venture in Taiwan with Walsin Lihwa Corporation. During fiscal 1994, the joint venture constructed a facility and installed equipment to manufacture and distribute specialty steel. In January 1995, the joint venture became operational, producing and shipping steel products to customers.

      The Company has an option to acquire up to an additional 16 percent of the outstanding shares of the joint venture from Walsin Lihwa at any time before July 1, 1996. Additionally, the Company may require Walsin Lihwa to purchase its 19 percent ownership for the original purchase cost at any time before July 1, 1997.

      This investment is being accounted for using the equity method of accounting. The investment account has been increased for interest costs capitalized during the pre-operating period of $2.1 million and $3.6 million in fiscal 1995 and 1994, respectively, and for acquisition costs. As these costs are amortized, the investment account is reduced. The Company's share of the joint venture's foreign currency translation adjustments is reflected in both the investment account and shareholders' equity on the consolidated balance sheet.

     Condensed financial information of the joint venture is summarized below:

     -----------------------------------------------------------
     (in thousands)                           1995      1994
     -----------------------------------------------------------
     Condensed Balance Sheet Information:
      Current assets                         $ 93,452  $ 17,334
      Non-current assets                     $331,171  $277,878
      Current liabilities                    $136,536  $ 62,331
      Non-current liabilities                $ 62,545  $      -
      Shareholders' equity                   $225,542  $232,881
     Condensed Income Statement Information:
      Net sales                              $ 60,455  $      -
      Net loss                               $ 15,789  $  4,789
      Company equity in net loss             $  3,000  $    910
     ===========================================================

     A separate agreement also provides for the Company to provide marketing and technical assistance to the joint venture in exchange for an initial lump sum royalty payment of $10.0 million, received in October 1993, and continuing royalties based on sales of stainless steel over the 10-year term of the agreement. The initial lump sum royalty has been deferred and is being recognized as income over the term of the agreement.

     In addition, the joint venture and the Company entered into distribution agreements establishing the joint venture as the exclusive distributor of the Company's stainless steel products in countries throughout Asia and the Company as the exclusive distributor of the joint venture's products in North, Central and South America.

 4.  INVENTORIES

                                                  June 30
     -----------------------------------------------------------
     (in thousands)                           1995      1994
     -----------------------------------------------------------
     Finished                                $ 92,930  $ 76,187
     Work in process                          110,468    85,247
     Raw materials and supplies                41,602    29,558
     -----------------------------------------------------------
     Total at current cost                    245,000   190,992
     -----------------------------------------------------------
     Less excess of current cost
       over LIFO values                       153,617   125,730
     -----------------------------------------------------------
                                             $ 91,383  $ 65,262
     ============================================================

     Current cost of LIFO-valued inventories was $219.7 million at June 30, 1995 and $165.8 million at June 30, 1994. Reductions in LIFO-valued inventories resulted in an increase in income before the extraordinary charge and the cumulative effect of changes in accounting principles of approximately $12.1 million or $.75 per share and $13.4 million or $.84 per share in the years ended June 30, 1994 and 1993, respectively. There were no LIFO accounting effects in the year ended June 30, 1995.

 5.  PROPERTY, PLANT AND EQUIPMENT

                                                  June 30
     ------------------------------------------------------------
     (in thousands)                           1995      1994
     ------------------------------------------------------------
     Land                                    $  7,222  $  8,304
     Buildings and building equipment         151,151   143,714
     Machinery and equipment                  594,579   554,449
     Construction in progress                  10,803    17,253
     ------------------------------------------------------------
     Total at cost                            763,755   723,720
     ------------------------------------------------------------
     Less accumulated depreciation
       and amortization                       360,175   331,880
     ------------------------------------------------------------
                                             $403,580  $391,840
     ============================================================

     The estimated useful lives are principally 45 years for buildings and 20 years for machinery and equipment. The ranges are as follows:

     Classification                        Expected Useful Lives
     ------------------------------------------------------------
      Buildings and building equipment:
       Land improvements                                20 years
       Buildings and equipment                    20 to 45 years
      Machinery and equipment:
       Machinery and equipment                     5 to 20 years
       Autos and trucks                             3 to 6 years
       Office furniture and equipment              4 to 10 years
     ------------------------------------------------------------

     For the years ended June 30, 1995, 1994 and 1993, depreciation expense was $31.2 million, $29.0 million and $26.9 million, respectively.

 6.   OTHER ACCRUED LIABILITIES

                                                  June 30
      -----------------------------------------------------------
      (in thousands)                           1995      1994
      -----------------------------------------------------------
      Medical expenses                        $ 10,645  $ 11,455
      Interest                                   4,872     3,417
      Environmental costs                        1,593     2,603
      Other                                     11,574    10,678
      -----------------------------------------------------------
                                             $ 28,684  $ 28,153
      ===========================================================

 7.  DEBT ARRANGEMENTS

     During fiscal 1995, the Company issued $80.0 million of medium-term debt securities with a 7.38% average interest rate under a Form S-3 registration statement ("Shelf Registration") on file with the Securities and Exchange Commission. The proceeds were used to retire borrowings under credit arrangements. At June 30, 1995, the Company had an additional $20.0 million of medium-term debt securities available for issuance under the Shelf Registration.

     In January 1994, the Company entered into a $150.0 million financing arrangement with a number of banks, providing for the availability of $125.0 million of revolving credit to January 1998 and lines of credit of $25.0 million. Interest is based on short-term market rates or competitive bids. There were no borrowings outstanding at June 30, 1995 under this arrangement. Short-term debt at June 30, 1995 consisted primarily of commercial paper.

     For the years ended June 30, 1995, 1994 and 1993, interest cost totaled $17.8 million, $19.6 million and $21.8 million, of which $3.3 million, $4.1 million and $1.2 million, respectively, was capitalized.

     The weighted average interest rates for short-term borrowings during fiscal 1995 and 1994 were 6.1% and 4.0%, respectively.

     Long-term debt outstanding at June 30, 1995 and 1994, consisted of the following:

     -----------------------------------------------------------
     (in thousands)                           1995      1994
     -----------------------------------------------------------
     9% Sinking fund debentures due 2022;
      sinking fund requirements are
      $5.0 million annually from 2003
      to 2021                                $ 99,542  $ 99,525
     Medium-term notes at 6.78% to 7.80%
      due from 1998 to 2005                    80,000         -
     Borrowings under credit arrangements
      at 4.4% to 4.7%                               -    39,339
     9.4% Notes due in annual installments
      of $3.6 million through 1997              7,143    10,714
     9.89% Senior notes, series A                   -     9,000
     10.45% Senior notes, series B,
      due in annual installments
      of $3.0 million through 1999             12,000    15,000
     Capitalized lease obligations at
      7.6% to 10.1% due in installments
      through 2006                              2,351       110
     Other                                      1,012         -
     -----------------------------------------------------------
     Total                                    202,048   173,688
     -----------------------------------------------------------
     Less amounts due within one year           7,286    15,618
     -----------------------------------------------------------
                                             $194,762  $158,070
     ===========================================================

     Aggregate maturities of long-term debt for the four years subsequent to June 30, 1996 are $7.0 million in fiscal 1997, $3.2 million in 1998, $13.1 million in 1999, and $15.1 million in 2000.

     During fiscal 1994, the Company used proceeds from the revolving credit facilities to retire at a premium $55.3 million of its 12-7/8% debentures originally due in 2014. This retirement resulted in an extraordinary charge after taxes of $2.0 million including unamortized discount and issue costs, or $.13 per share. Although the funding for the retirement originally came from the Company's credit facilities, it was replaced with the medium-term debt securities described above. Consequently, such debt of $39.3 million at June 30, 1994 was classified as long-term debt on the consolidated balance sheet.

     The Company's financing arrangements contain restrictions which, among other things, limit the aggregate amount of the Company's dividends. Reinvested earnings available for dividends at June 30, 1995 were approximately $90.3 million.

 8.  FINANCIAL INSTRUMENTS

     The Company's financial instrument portfolio is comprised of cash and cash equivalents, nickel futures contracts and commodity price swaps, company-owned life insurance, and short- and long-term debt instruments.

     The carrying amounts for cash, cash equivalents, and short-term debt approximate their respective fair values due to the short maturities of these instruments. The carrying amount for company-owned life insurance is based on cash surrender values determined by the insurance carriers.

     The fair value of long-term debt as of June 30, 1995 and 1994, determined by using current interest rates and market values of similar issues, was approximately $208.7 million and $179.0 million, respectively.

     The fair value of nickel futures contracts and commodity price swaps is based on quoted market prices for these instruments. At June 30, 1995 and 1994, the Company had entered into contracts hedging future commodity purchases of approximately $9.1 million and $19.7 million, respectively. The fair market value of these contracts was $12.2 million and $21.3 million, respectively.

 9.  COMMON STOCK PURCHASE RIGHTS

     The Company has issued one common stock purchase right ("Right") for every outstanding share of common stock. The Rights will become exercisable and separate Rights certificates will be distributed to the shareholders: (1) 10 days following the acquisition of 20 percent or more of the Company's common stock, (2) 10 business days (or such later date as the Board may determine) following the commencement of a tender or exchange offer for 20 percent or more of the Company's common stock, or (3) 10 days after the Company's Board of Directors determines that a holder of 15 percent or more of the Company's shares has an interest adverse to those of the Company or its shareholders (an "adverse person"). Upon distribution, each Right would then entitle a holder to buy from the Company one newly issued share of its common stock for an exercise price of $45. After distribu-tion, upon: (1) any person acquiring 20 percent of the outstanding stock (other than pursuant to a fair offer as determined by the Board), (2) a 20 percent holder engaging in certain self-dealing transactions, (3) the determination of an adverse person, or (4) certain mergers or similar transactions between the Company and holder of 20 percent or more of the Company's common stock, each Right (other than those held by the acquiring party) entitles the holder to purchase shares of common stock of either the acquiring company or the Company (depending on the circumstances) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by the Company for $.025 per Right at any time before they become exercisable and expire June 26, 1996.

10.  COMMON STOCK OPTIONS

     The Company has three incentive stock option plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

     The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, and will determine the terms and conditions of each grant. Option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant. Incentive stock options granted during the ten-year term of the plan may not exceed 1,000,000 shares plus any shares cancelled or expired. The number of shares available annually for awards under this plan is limited to one percent of the common shares outstanding at the end of the preceding fiscal year plus shares available, but not awarded, during the preceding two years and any shares or options forfeited, expired or terminated. Restricted stock awards vest equally at the end of each year of employment for the five-year period from the date of grant. When the restricted shares are issued, deferred compensation is recorded in the shareholders' equity section of the consolidated balance sheet. The deferred compensation is charged to expense over the vesting period. During fiscal 1995 and 1994, $.3 million and $.2 million, respectively, were charged to expense for vested restricted shares. As of June 30, 1995 and 1994, 10,186 and 21,164 shares, respectively, were reserved for options and restricted stock which may be granted under this plan.

     The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, and are exercisable after one year of employment following the date of grant. Under the 1982 plan, options granted since August 9, 1990 expire ten years after grant, while options granted prior to that date have expired. Options granted under the 1977 plan expire ten years after grant. At June 30, 1995 and 1994, 284,720 shares were reserved for options which may be granted under the 1977 plan.

     The Company also has a stock option plan which provides for the granting of stock options to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 1995 and 1994, 89,000 and 102,000 shares, respectively, were reserved for options which may be granted under this plan.

     A summary of the options and transactions for the past three years follows:

     -----------------------------------------------------------
                                        Number of  Option Price
                                         Shares     per Share
     -----------------------------------------------------------
     Balance June 30, 1992
     (550,400 shares exercisable)        757,680  $19.00-$26.00
     Granted                             131,380  $22.38-$27.06
     Exercised                           (55,420) $19.00-$25.50
     Cancelled                           (47,570) $22.50-$25.50
     -----------------------------------------------------------
     Balance June 30, 1993
     (654,690 shares exercisable)        786,070  $19.00-$27.06
     Granted                             136,760  $26.88-$30.19
     Exercised                          (195,318) $19.00-$25.75
     Cancelled                            (3,160) $24.12-$27.06
     -----------------------------------------------------------
     Balance June 30, 1994
     (587,592 shares exercisable)        724,352  $19.00-$30.19
     Granted                             144,000  $28.32-$32.56
     Exercised                           (70,810) $22.38-$30.19
     Cancelled                            (3,390) $24.12-$30.19
     -----------------------------------------------------------
     Balance June 30, 1995
     (650,152 shares exercisable)        794,152  $19.00-$32.56
     ===========================================================

     Of the options outstanding at June 30, 1995, 363,220 relate to the 1993 plan, 238,152 relate to the 1982 plan, 120,980 relate to the 1977 plan and 71,800 relate to the plan for non-employee Directors. No adjustments to income are made with respect to options granted or exercised under the plans.

11.  PENSION PLANS

     The Company has several noncontributory defined benefit pension plans, which cover most of its employees. The bene-fits are based primarily upon employees' years of service and average earnings prior to retirement. The Company's funding policy for the domestic plans is to contribute, at a minimum, amounts sufficient to meet ERISA requirements. Plan assets are held in trust, and consist primarily of publicly traded common stocks and fixed income instruments.

     The underfunded plans include the pension plan of the Company's Mexican operations and several supplemental retirement plans for certain key employees and outside Directors. During fiscal 1995, the Company established a company-owned life insurance program covering certain key employees and outside Directors. The purpose of the program is to provide for the Company's obligation under the above-mentioned supplemental retirement plans. As of June 30, 1995, the cash surrender value of $2.0 million was included in other assets on the consolidated balance sheet.

     Net pension credits included the following components:

     ----------------------------------------------------------------
     (in thousands)                        1995      1994      1993
     ----------------------------------------------------------------
     Service cost of benefits earned    $  9,852  $  9,891  $  8,950
     Interest cost on projected
       benefit obligation                 27,255    25,576    24,765
     Return on plan assets:
      Actual                             (83,917)   (8,351)  (47,148)
      Deferred gain (loss)                42,733   (34,297)    6,771
     Net amortization and deferral        (2,727)   (3,304)   (4,435)
     ----------------------------------------------------------------
     Net pension credits                $ (6,804) $(10,485) $(11,097)
     ================================================================

     Principal actuarial assumptions:
      Discount rate                         8.0%      7.5%      8.0%
      Long-term rate of compensation
       increase                             4.5%      4.5%      4.5%
     Long-term rate of return on
      plan assets                           9.0%      9.0%      9.0%
     ================================================================

     The .5% discount rate changes increased the pension credit by $.7 million in fiscal 1995 and decreased the pension credit by $1.8 million in fiscal 1994.

     The funded status of these plans at June 30, 1995 and 1994 is summarized as follows:

                                     Overfunded Plans   Underfunded Plans
     -----------------------------------------------------------------------
     (in thousands)                    1995      1994      1995      1994

     Plan assets at fair value       $527,009  $467,144  $  1,378  $  2,395
     -----------------------------------------------------------------------
     Actuarial present value of
       benefit obligations:
       Vested                         271,332   260,008     7,214     6,523
       Non-vested                      55,694    33,747       332     1,215
     -----------------------------------------------------------------------
       Accumulated benefit
         obligation                   327,026   293,755     7,546     7,738
       Effect of future com-
         pensation increases           58,225    47,891     3,393     3,560

       Projected benefit obligation   385,251   341,646    10,939    11,298
     -----------------------------------------------------------------------
     Plan assets in excess of
       (less than) projected
       benefit obligation            $141,758  $125,498  $ (9,561) $ (8,903)
     -----------------------------------------------------------------------
     Unrecognized net (gain) loss -
      experience different from
      assumptions                     (47,565)  (36,793)    3,008     2,113
     Unrecognized transition
      (asset) obligation              (17,387)  (20,283)      463       347
     Unrecognized prior service cost    4,376     4,763       717       702
     -----------------------------------------------------------------------
     Prepaid (accrued) pension cost  $ 81,182  $ 73,185  $ (5,373) $ (5,741)
     =======================================================================
     Principal actuarial assumptions:
      Discount rate                      7.5%      8.0%      7.1%      9.0%
      Long-term rate of
       compensation increase             4.5%      4.5%      6.0%      7.5%
     =======================================================================

    The actuarial present value of the projected benefit obligation is computed assuming the continuing existence of the plans. The obligation to fund these plans would be substantially higher than the accumulated benefit obligation if the plans were terminated.

    The Company also maintains defined contribution pension and savings plans for substantially all domestic employees. The Company contributions were $4.5 million in fiscal 1995, $3.7 million in fiscal 1994, and $3.6 million in fiscal 1993.

12.  POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

    In addition to pension plan benefits, the Company provides health care and life insurance benefits for certain retired employees and covered dependents. Eligible employees receive these benefits upon normal retirement.

    Expense of postretirement medical and life insurance benefits included the following components:

     ---------------------------------------------------------------------
     (in thousands)                            1995      1994      1993
     ---------------------------------------------------------------------
     Service cost of benefits earned         $  2,287  $  2,803  $  2,511
     Interest cost on accumulated
      postretirement benefit obligation        10,317    10,622    11,457
     Return on plan assets:
      Actual                                   (6,023)      370        53
      Deferred gain (loss)                      4,675    (1,341)     (552)
     Net amortization and deferral             (1,031)        -         -
     ---------------------------------------------------------------------
     Postretirement medical and
      life insurance benefits expense        $ 10,225  $ 12,454  $ 13,469
     =====================================================================
     Principal actuarial assumptions:
      Discount rate                              8.0%      7.5%      8.0%
      Return on plan assets                      9.0%      9.0%      9.0%
      Trend rate - beginning*                   11.0%     12.0%     14.0%
      Trend rate - ultimate                      6.0%      6.0%      6.0%
     *Declines 1% per year to the
      ultimate rate.
     =====================================================================

    The .5% discount rate changes decreased expense $.8 million in fiscal 1995 and increased expense $.6 million in fiscal
    1994.

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS
    (continued)

    The funded status of the postretirement medical and life insurance benefit plans at June 30, 1995 and 1994, is summarized as follows:

    -----------------------------------------------------------------
    (in thousands)                            1995      1994
    -----------------------------------------------------------------
    Accumulated postretirement
     benefit obligation (APBO):
      Retirees                              $ 83,879  $ 84,913
      Fully eligible active
       plan participants                      20,702    18,337
      Other active plan participants          28,555    28,669
    -----------------------------------------------------------------
        Total APBO                           133,136   131,919
    Plan assets at fair value                 24,586    14,275
    -----------------------------------------------------------------
    APBO in excess of plan assets            108,550   117,644
    Unrecognized net gain                     38,477    30,047
    Unrecognized prior service cost           (1,441)   (1,552)
    -----------------------------------------------------------------
    Accrued postretirement benefits         $145,586  $146,139
    =================================================================

    Principal actuarial assumptions:
     Discount rate                              7.5%      8.0%
     Trend rate - beginning*                   10.0%     11.0%
     Trend rate - ultimate                      6.0%      6.0%
    *Declines 1% per year to
     the ultimate rate.
    =================================================================

    The health-care cost trend rate assumption has a significant effect on the amounts reported. If the assumed health-care cost trend rate was increased by 1 percent, the APBO at June 30, 1995 would increase by $16.8 million and the postretirement benefit expense for fiscal 1995 would have increased by $1.6 million.

    Plan assets are held in a Voluntary Employee Benefit Trust
    (VEBA) and are invested in trust-owned life insurance.

13.  EMPLOYEE STOCK OWNERSHIP PLAN

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

    Principal and interest obligations on the note will be satisfied by the ESOP as the Company makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock will be allocated to participating employees' accounts within the ESOP. The Company contributed $1.1 million in fiscal 1995, $.9 million in fiscal 1994, and $.6 million in fiscal 1993 to the ESOP. Compensation expense related to the plan was $2.0 million in fiscal 1995, $2.1 million in fiscal 1994, and $2.0 million in fiscal 1993.

    As of June 30, 1995, the ESOP held 456.7 shares of the convertible preferred stock, consisting of 90.0 allocated shares and 366.7 unallocated shares. Each preferred share is convertible into 2,000 shares of common stock. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. The stock is redeemable at the Company's option at any time after September 5, 1996 at an initial price of $67,600.00 per share, declining to $65,000.00 per share by 2001.

14. SUPPLEMENTAL DATA

    -----------------------------------------------------------------
     (in thousands)                  1995      1994      1993
    -----------------------------------------------------------------
     Research and development      $ 12,302  $ 13,597  $ 12,900
     Repairs and maintenance       $ 49,305  $ 42,862  $ 38,380
    -----------------------------------------------------------------

15.  INCOME TAXES

     Provisions for income taxes consisted of the following:

    -----------------------------------------------------------------
     (in thousands)                  1995      1994      1993
    -----------------------------------------------------------------
     Current:
      Federal                      $ 20,117  $ 18,040  $  4,345
      State                           2,488       798       968
      Foreign                         1,160     1,544         -

     Deferred:
      Federal                         4,332     4,937     9,867
      State                          (1,437)     (128)    1,085
      Foreign                           419      (752)        -
    -----------------------------------------------------------------
                                   $ 27,079  $ 24,439  $ 16,265
    =================================================================

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

    -----------------------------------------------------------------
     (% of pre-tax income)          1995      1994      1993
    -----------------------------------------------------------------
     Federal tax rate              35.0%     35.0%     34.0%
     Increase in taxes
      resulting from:
       State income taxes,
        net of federal tax
        benefit                     4.1        1.7       4.4
       Federal and state tax
        rate changes               (2.0)       1.4        -
       Other, net                  (0.8)       0.9      (0.4)
    -----------------------------------------------------------------
     Effective tax rate            36.3%      39.0%     38.0%
    =================================================================

     Deferred taxes under SFAS 109 are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 1995 and 1994:

    -----------------------------------------------------------------
     (in thousands)                       1995      1994
    -----------------------------------------------------------------
     Deferred tax liabilities:
      Depreciation and amortization     $110,921  $111,356
      Prepaid pensions                    26,578    24,167
      Other                               15,755    12,731
    -----------------------------------------------------------------
      Total deferred tax liabilities     153,254   148,254
    -----------------------------------------------------------------
     Deferred tax assets:
      Postretirement provisions           56,000    57,230
      Other reserve provisions            21,168    17,217
      Valuation allowance                   (502)     (469)
    -----------------------------------------------------------------
      Total deferred tax assets           76,666    73,978
    -----------------------------------------------------------------
     Net deferred tax liability         $ 76,588  $ 74,276
    =================================================================

16.   COMMITMENTS AND CONTINGENCIES

     Environmental

     The Company, as well as other steel companies, is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated on a quarterly basis by management. The Company accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the years ended June 30, 1995 and 1994, $1.0 million and $1.2 million, respectively, were charged to operations for environmental remediation costs (no expense was recognized in fiscal 1993). The liability recorded for environmental cleanup costs, including remedi-ation investigation and feasibility study costs, remaining at June 30, 1995 and 1994, was $5.9 million and $4.9 million, while the amount of recoveries recorded as a receivable was $1.2 million and $.8 million, respectively. Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environ-mental laws and regulatory requirements, the availability and application of technology and the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

     Other

     The Company is also defending various claims and legal actions, and is subject to commitments and contingencies which are common to its operations. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on the Company's financial position or results of operations and cash flows.

17.  SUBSEQUENT EVENT

     On August 10, 1995, the Board of Directors of the Company declared a two-for-one common stock split which will be distributed to shareholders of record on September 1, 1995. The par value of common shares remained at $5 per share. The Board also declared a ten percent increase in the common stock dividend, effective with the quarterly dividend to shareholders of record on August 22, 1995.

     The effect of the stock split has been retroactively reflected as of June 30, 1995, in the consolidated balance sheet and statement of changes in shareholders' equity, but activity for fiscal 1995 and prior periods was not restated in those statements. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

Quarterly Financial Data (Unaudited)

Our quarterly sales and earnings results are usually influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest because of annual plant vacation and maintenance shutdowns in this period by Carpenter and by many of our customers. This seasonal pattern can be disrupted by major economic cycles or special accounting adjustments.

(dollars in thousands -       First     Second     Third     Fourth     Fiscal
except per share amounts)    Quarter    Quarter   Quarter   Quarter     Year
- -------------------------------------------------------------------------------
Results of Operations
Fiscal 1995
  Net sales                 $156,084   $172,400  $211,636   $217,412   $757,532
  Gross profits             $ 34,516   $ 44,483  $ 57,535   $ 56,829   $193,363
  Net income                $  4,932   $  9,827  $ 15,363   $ 17,370(1)$ 47,492
- -------------------------------------------------------------------------------
Fiscal 1994
  Net sales                 $129,429   $147,127  $174,347   $177,892   $628,795
  Gross profits             $ 31,924   $ 38,863  $ 50,440   $ 50,095   $171,322
  Income before
    extraordinary charge(2) $  2,772   $  7,360  $ 12,825   $ 15,332   $ 38,289
  Net income                $  2,772(1)$  7,360  $ 10,786(3)$ 15,332(1)$ 36,250
- -------------------------------------------------------------------------------
Per Common Share
Fiscal 1995
  Primary earnings          $    .28   $    .58  $    .91   $   1.04   $   2.81
  Fully-diluted earnings    $    .27   $    .56  $    .89   $    .98   $   2.70
- -------------------------------------------------------------------------------
Fiscal 1994
  Primary earnings:
    Income before
     extraordinary charge(2)$    .15   $    .43  $    .77   $    .93   $   2.28
    Net income              $    .15   $    .43  $    .64(3)$    .93   $   2.15
  Fully-diluted earnings:
    Income before
     extraordinary charge   $    .15   $    .42  $    .74   $    .89   $   2.20
    Net income              $    .15   $    .42  $    .62(3)$    .89   $   2.08
- -------------------------------------------------------------------------------
(1) Changes in Pennsylvania income tax laws resulted in increases to income of $1.5 million or $.09 per share and $.7 million or $.04 per share during the fourth quarters of fiscal 1995 and 1994, respectively, for the restatement of deferred tax liabilities. Deferred taxes were also restated during the first quarter of fiscal 1994 for an increase in the Federal tax rate resulting in a decrease in net income of $1.5 million or $.09 per share.
(2) Reductions in LIFO-valued inventories resulted in increases in income before an extraordinary charge of $2.1 million or $.13 per share, $1.5 million or $.09 per share, $5.5 million or $.34 per share and $3.0 million or $.19 per share for the first, second, third and fourth quarters of fiscal 1994, respectively.
(3) Includes extraordinary charge for retirement of 12-7/8% deben-tures at a premium ($2.0 million after taxes, or $.13 and $.12 for primary and fully-diluted earnings per share, respectively).

      All share and per share data have been restated for the effect of a two-for-one common stock split declared on August 10, 1995. See
      Note 17 to the consolidated financial statements.

Item 9.    Disagreements on Accounting and Financial Disclosure

     Not Applicable

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required as to directors is incorporated herein by reference to the "Election of Directors" section of the 1995 definitive Proxy Statement.

     Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference from the 1995 definitive Proxy Statement under the "Election of Directors" section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The security ownership of directors and officers as a group is described in the 1995 definitive Proxy Statement under "Security Ownership of Directors and Officers" section. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference from the 1995 definitive Proxy Statement under the "Election of Directors" section.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents Filed as Part of this Report:

   (1) The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. Financial Statements):

        Report of Independent Accountants on Schedule VIII
        Schedule VIII - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.


                     REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF CARPENTER TECHNOLOGY CORPORATION

     Our report on the consolidated financial statements of Carpenter Technology Corporation and subsidiaries is included on page 20 of the 1995 Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                             s/Coopers & Lybrand L.L.P.
                               COOPERS & LYBRAND L.L.P.




2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 27, 1995, except for Note 17,
as to which the date is August 10, 1995

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

      (b)  Reports on Form 8-K:

           The Company filed no reports on Form 8-K for the period covered by this filing.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CARPENTER TECHNOLOGY CORPORATION


                       By  s/G. Walton Cottrell
                          -------------------------------
                          G. Walton Cottrell
                          Sr. Vice President - Finance &
                           Chief Financial Officer

Date: September  27, 1995

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


s/Robert W. Cardy       Chairman, President &            September 27, 1995
- ---------------------    Chief Executive Officer
Robert W. Cardy          and Director (Principal
                         Executive Officer)


s/G. Walton Cottrell    Sr. Vice President -             September 27, 1995
- ---------------------    Finance & Chief
G. Walton Cottrell       Financial Officer


s/Edward B. Bruno       Controller (Principal            September 27, 1995
- ---------------------    Accounting (Officer)
Edward B. Bruno


          *                    Director                  September 27, 1995
- ---------------------
Marcus C. Bennett


          *                    Director                  September 27, 1995
- ---------------------
Dennis M. Draeger


          *                    Director                  September 27, 1995
- ---------------------
C. McCollister Evarts, M.D.


          *                    Director                  September 27, 1995
- ---------------------
Carl R. Garr

          *                    Director                  September 27, 1995
- ---------------------
William J. Hudson, Jr.


          *                    Director                  September 27, 1995
- ---------------------
Arthur E. Humphrey


          *                    Director                  September 27, 1995
- ---------------------
Edward W. Kay


          *                    Director                  September 27, 1995
- ---------------------
Frederick C. Langenberg


          *                    Director                  September 27, 1995
- ---------------------
Marlin Miller, Jr.


          *                    Director                  September 27, 1995
- ---------------------
Paul R. Roedel


          *                    Director                  September 27, 1995
- ---------------------
Kathryn C. Turner


          *                    Director                  September 27, 1995
- ---------------------
Kenneth L. Wolfe


Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: Marcus C. Bennett, Dennis M. Draeger, C. McCollister Evarts, M.D., Carl R. Garr, William J. Hudson, Jr., Arthur E. Humphrey, Edward W. Kay, Frederick C. Langenberg, Marlin Miller, Jr., Paul R. Roedel,
Kathryn C. Turner, Kenneth L. Wolfe, are being filed with the Securities and Exchange Commission.



                            *By s/John R. Welty
                                --------------------
                                  John R. Welty
                                  Attorney-in-fact

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

             SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS

                              (in thousands)



Column A           Column B      Column C          Column D  Column E
- --------           --------      --------          --------  --------
                                 Additions
                   Balance   --------------------
                   at Beg-   Charged   Charged               Balance
                   inning    to        to                    at End
                   of        Costs &   Other       Deduc-    of
Description        Period    Expenses  Accounts(1) tions(2)  Period
- -----------        ------    --------  --------    ------    ------

Year ended
  June 30, 1995:

  Allowance for
   doubtful
   accounts
   receivable      $  619     $  578    $  338     $ (501)   $1,034
                   ======     ======    ======     ======    ======

Year ended
  June 30, 1994:

  Allowance for
   doubtful
   accounts
   receivable      $  500     $  470    $  316     $ (667)   $  619
                   ======     ======    ======     ======    ======

Year ended
  June 30, 1993:

  Allowance for
   doubtful
   accounts
   receivable      $  500     $  617    $  337     $ (954)   $  500
                   ======     ======    ======     ======    ======

 (1) Includes beginning balances of acquired businesses and recoveries of accounts previously written off, net of collection expenses.

 (2)  Doubtful accounts written off.