Form 10-Q
period 1995-09-30
CARPENTER TECHNOLOGY CORP
filed 1995-11-13
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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
                                                          Yes  X     No
                                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995.

Common stock, $5 par value                     16,441,040
        Class                        Number of shares outstanding

The Exhibit Index appears on page E-1.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES


                                 FORM 10-Q


                                   INDEX




                                                                 Page
                                                                 ----

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet September 30, 1995 (Unaudited)
    and June 30, 1995........................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three Months Ended September 30, 1995 and 1994..............   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Three Months Ended September 30, 1995 and 1994..............   6

  Notes to Consolidated Financial Statements.................... 7 & 8

  Management's Discussion and Analysis of Results
    of Operations...............................................   9


Part II  OTHER INFORMATION......................................10 & 11

Exhibit Index...................................................  E-1

PART I
------
             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                   September 30, 1995 and June 30, 1995
                     (in thousands, except share data)


                                            September 30   June 30
                                                1995         1995
                                            ------------   -------
                                            (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents                 $ 10,614       $ 20,120

  Accounts receivable, net                   105,765        118,848

  Inventories                                114,023         91,383

  Deferred income taxes                        1,163          1,827

  Other current assets                         9,427          8,251
                                            --------       --------
    Total current assets                     240,992        240,429


Property, plant and equipment,
  at cost                                    768,986        763,755

Less accumulated depreciation
  and amortization                           367,494        360,175
                                            --------       --------
                                             401,492        403,580

Prepaid pension cost                          83,749         81,182

Investment in joint venture                   46,967         49,085

Goodwill, net                                 15,483         15,701

Other assets                                  41,532         41,798

                                            --------       --------

Total assets                                $830,215       $831,775
                                            ========       ========

       See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                   September 30, 1995 and June 30, 1995
                     (in thousands, except share data)

                                            September 30   June 30
LIABILITIES                                     1995         1995
-----------                                 ------------   -------
                                            (Unaudited)
Current liabilities:
  Short-term debt                           $ 13,647       $ 20,145
  Accounts payable                            54,720         51,162
  Accrued compensation                        12,406         21,457
  Accrued income taxes                        10,316          5,442
  Other accrued liabilities                   24,608         28,684
  Current portion of long-term debt            7,182          7,286
                                            --------       --------
    Total current liabilities                122,879        134,176

Long-term debt, net of current portion       194,727        194,762
Accrued postretirement benefits              141,217        140,855
Deferred income taxes                         79,302         78,415
Other liabilities and deferred income         20,316         19,622

SHAREHOLDERS' EQUITY
--------------------
Preferred stock, $5 par value -
 authorized 2,000,000 shares; issued
 456.1 shares at September 30, 1995
 and 456.7 shares at June 30, 1995            28,781         28,825
Common stock, $5 par value -
 authorized 50,000,000 shares; issued
 19,487,320 shares at September 30,
 1995 and 19,337,964 shares at June 30,
 1995                                         97,437         96,690
Capital in excess of par value                 9,387          6,801
Reinvested earnings                          237,235        231,114
Common stock in treasury, at cost -
 3,046,280 shares at September 30, 1995
 and 3,046,208 shares at June 30, 1995       (67,004)       (67,002)
Deferred compensation                        (24,833)       (25,461)
Foreign currency translation
  adjustments                                 (9,229)        (7,022)
                                            --------       --------
  Total shareholders' equity                 271,774        263,945

                                            --------       --------
Total liabilities and
  shareholders' equity                      $830,215       $831,775
                                            ========       ========

       See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
          for the three months ended September 30, 1995 and 1994
                   (in thousands, except per share data)


                                              1995           1994
                                              ----           ----

Net sales                                   $184,469       $156,084
                                            --------       --------
Costs and expenses:

  Cost of sales                              136,205        121,568

  Selling & administrative
    expenses                                  24,792         23,954

  Interest expense                             4,582          2,698

  Equity in loss of
    joint venture                                225            240

  Other income, net                             (203)          (511)
                                            --------       --------
                                             165,601        147,949
                                            --------       --------
Income before income taxes                    18,868          8,135

Income taxes                                   6,962          3,203
                                            --------       --------
Net income                                  $ 11,906       $  4,932
                                            ========       ========

Earnings per common share:

  Primary                                   $    .70       $    .28
                                            ========       ========
  Fully Diluted                             $    .67       $    .27
                                            ========       ========
Weighted average common
  shares outstanding                          16,538         16,402
                                            ========       ========
Dividends per common
  share                                     $    .33       $    .30
                                            ========       ========



       See accompanying notes to consolidated financial statements.

            CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
          for the three months ended September 30, 1995 and 1994
                              (in thousands)
                                                     1995         1994
OPERATIONS                                           ----         ----
Net income                                        $ 11,906     $  4,932
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                    8,482        7,737
    Deferred income taxes                            1,619          302
    Prepaid pension cost                            (2,567)      (1,982)
    Equity in loss of joint venture                    225          240
Changes in working capital and other:
    Receivables                                     13,027       11,694
    Inventories                                    (22,807)      (4,818)
    Accounts payable                                 3,569        5,181
    Accrued current liabilities                     (8,229)      (6,770)
    Other, net                                         547       (4,045)
                                                  --------     --------
Net cash provided from operations                    5,772       12,471
                                                  --------     --------
INVESTING ACTIVITIES
Purchases of plant and equipment                    (6,498)     (11,012)
Disposals of plant and equipment                       387           47
Investment in joint venture                              -       (1,020)
Acquisition of businesses,
  net of cash received                                   -      (13,005)
                                                  --------     --------
Net cash used for investing activities              (6,111)     (24,990)
                                                  --------     --------
FINANCING ACTIVITIES
Provided by (payments on) short-term debt           (6,507)      19,850
Proceeds from issuance of long-term debt                 -       40,000
Payments on long-term debt                            (139)     (38,309)
Dividends paid                                      (5,785)      (5,274)
Proceeds from issuance of common stock               3,287          604
                                                  --------     --------
Net cash provided from (used for)
  financing activities                              (9,144)      16,871
                                                  --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                 (23)          (4)
                                                  --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (9,506)       4,348

Cash and cash equivalents at
  beginning of period                               20,120        5,404
                                                  --------     --------
Cash and cash equivalents at
  end of period                                   $ 10,614     $  9,752
                                                  ========     ========
Supplemental Data:
  Interest payments, net of amounts capitalized   $  6,829     $  4,411
  Income tax payments, net of refunds             $    457     $   (411)

       See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K.

          The June 30, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

 3.  Inventories
     -----------
                                      September 30     June 30
                                          1995           1995
                                          ----           ----
                                             (in thousands)

     Finished                           $ 96,299       $ 92,930
     Work in process                     131,303        110,468
     Raw materials and supplies           40,038         41,602
                                        --------       --------
     Total at current cost               267,640        245,000

     Excess of current cost
       over LIFO values                  153,617        153,617
                                        --------       --------
     Inventory per Balance Sheet        $114,023       $ 91,383
                                        ========       ========

          The current cost of LIFO-valued inventories was $241.8 million at September 30, 1995 and $219.7 million at June 30,
     1995.

 4.  Two-For-One Common Stock Split
     ------------------------------
          On August 10, 1995, the Board of Directors of the Company declared a two-for-one common stock split which was distributed on September 15, 1995, to shareholders of record on September 1, 1995. The par value of common shares remained at $5 per share. All share and per share data for the prior year have been restated for the effect of this two-for-one common stock split. The Board also declared a ten percent increase in the common stock dividend, effective with the quarterly dividend to shareholders of record on August 22, 1995.

 5.  Subsequent Events
     -----------------
          On October 26, 1995, the Company purchased all of the stock of Parmatech Corporation in exchange for $4.5 million of Company stock and assumed $2.7 million of Parmatech's debt. An additional $1.5 million of Company stock will be paid if certain future performance is achieved. Parmatech manufactures complex, net or near-net shape parts from a powder metal slurry using an injection molding process. Parmatech had sales of $6.5 million in calendar year 1994.

          On November 9, 1995, the Company acquired Green Bay Supply Co., Inc. for approximately $11 million. Green Bay is a master distributor that purchases specialty metal products globally and resells them to independent distributors in the United States. Green Bay was profitable on sales of $16 million in calendar year 1994.

        MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
        -----------------------------------------------------------

     Net income for the quarter was $11.9 million or $.70 per share versus $4.9 million or $.28 per share in the same quarter last year. The increase in earnings was primarily a result of improved sales volume and profit margins in the Steel Division.

     Sales were $184.5 million, an 18 percent increase over the $156.1 million in the same period last year. The increase in sales was primarily the result of selling price increases for steel products to recover higher raw material and other costs and to restore profit margins which had eroded in prior years. In addition, Steel Division unit volume shipments were up by 6 percent compared to the year earlier period.

     Cost of sales as a percent of net sales decreased to 74 percent in the current year's first fiscal quarter from 78 percent in the last year's first quarter. This improvement was primarily the result of the selling price increases and a higher plant utilization rate in the Steel Division.

     Interest costs increased by $1.9 million versus the same period last year. The increase was the result of higher debt levels during the September 1995 quarter and a lower level of capitalized interest. The September 1994 quarter included $1.0 million of capitalized interest related to the investment in Walsin-CarTech Specialty Steel Corporation, a joint venture with Walsin Lihwa Corporation, during its pre-operating period which ended in December 1994.

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

     Item 5. Other Information.
     -------------------------
     On October 26, 1995, the Company purchased all of the stock of Parmatech Corporation in exchange for $4.5 million of Company stock and assumed $2.7 million of Parmatech's debt. An additional $1.5 million of Company stock will be paid if certain future performance is achieved. Parmatech manufactures complex, net or near-net shape parts from a powder metal slurry using an injection molding process. Parmatech had sales of $6.5 million in calendar year 1994.

     On November 9, 1995, the Company acquired Green Bay Supply Co., Inc. for approximately $11 million. Green Bay is a master distributor that purchases specialty metal products globally and resells them to independent distributors in the United States. Green Bay was profit-able on sales of $16 million in calendar year 1994.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               11. Statement regarding computation of per share earnings.
               27.  Financial Data Schedule.
               99a. Press release dated October 26, 1995.
               99b. Press release dated November 10, 1995.

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

Items 2, 3 and 4 are omitted as the answer is negative or the items are not applicable.

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




Date:  November 13, 1995      s/ G. Walton Cottrell
      -------------------     --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer