Form 10-Q
period 1995-12-31
CARPENTER TECHNOLOGY CORP
filed 1996-01-31
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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
                                                          Yes  X     No
                                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1995.


Common stock, $5 par value                     16,602,336
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES


                                 FORM 10-Q


                                   INDEX




                                                            Page
                                                            ----
Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet December 31, 1995 (Unaudited)
    and June 30, 1995..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Six Months Ended December 31, 1995 & 1994...   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Six Months Ended December 31, 1995 and 1994...........   6

  Notes to Consolidated Financial Statements.............. 7 & 8

  Management's Discussion and Analysis of Results
    of Operations......................................... 9 & 10


Part II  OTHER INFORMATION................................11 - 13

Exhibit Index.............................................  E-1

PART I
------       CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                    December 31, 1995 and June 30, 1995
                     (in thousands, except share data)



                                        December 31    June 30
                                            1995         1995
                                        -----------   ----------
                                        (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents             $ 10,590       $ 20,120

  Accounts receivable, net               119,129        118,848

  Inventories                            134,262         91,383

  Deferred income taxes                      772          1,827

  Other current assets                    11,449          8,251
                                        --------       --------
    Total current assets                 276,202        240,429



Property, plant and equipment,
  at cost                                779,707        763,755

Less accumulated depreciation
  and amortization                       375,866        360,175
                                        --------       --------
                                         403,841        403,580


Prepaid pension cost                      86,258         81,182

Investment in joint venture               44,408         49,085

Goodwill, net                             18,748         15,701

Other assets                              42,654         41,798

                                        ________       ________


Total assets                            $872,111       $831,775
                                        ========       ========




       See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                    December 31, 1995 and June 30, 1995
                     (in thousands, except share data)

                                                 December 31     June 30
LIABILITIES                                         1995           1995
-----------                                       ________       ________
                                                 (Unaudited)
Current liabilities:
  Short-term debt                                 $ 41,570       $ 20,145
  Accounts payable                                  56,928         51,162
  Accrued compensation                              15,441         21,457
  Accrued income taxes                               3,994          5,442
  Other accrued liabilities                         31,143         28,684
  Current portion of long-term debt                  7,198          7,286
                                                  ________       ________

    Total current liabilities                      156,274        134,176

Long-term debt, net of current portion             191,210        194,762

Accrued postretirement benefits                    141,490        140,855

Deferred income taxes                               80,171         78,415

Other liabilities and deferred income               20,814         19,622

SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000 shares;
 issued 454.5 shares at December 31, 1995
 and 456.7 shares at June 30, 1995                  28,675         28,825

Common stock at $5 par value -
 authorized 50,000,000 shares; issued
 19,528,056 shares at December 31, 1995
 and 19,337,964 shares at June 30, 1995             97,640         96,690

Capital in excess of par value - common stock       12,064          6,801

Reinvested earnings                                243,698        231,114

Common stock in treasury, at cost -
 2,925,720 shares at December 31, 1995
 and 3,046,208 shares at June 30, 1995             (64,354)       (67,002)

Deferred compensation                              (24,201)       (25,461)

Foreign currency translation adjustments           (11,370)        (7,022)

  Total shareholders' equity                       282,152        263,945
                                                  ________       ________
Total liabilities and shareholders' equity        $872,111       $831,775
                                                  ========       ========

          See accompanying notes to consolidated financial statements.

              CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
       for the three and six months ended December 31, 1995 and 1994
                   (in thousands, except per share data)



                            Three Months         Six Months
                         ------------------  ------------------
                           1995      1994      1995      1994
                           ----      ----      ----      ----
Net sales                $210,126  $172,400  $394,595  $328,484
                         --------  --------  --------  --------
Costs and expenses:

  Cost of sales           157,229   127,917   293,434   249,485

  Selling and
    administrative
    expenses               27,933    25,239    52,725    49,193

  Interest expense          4,821     3,064     9,403     5,762

  Equity in loss of
    joint venture           2,140       860     2,365     1,100

  Other income, net           (21)     (274)     (224)     (785)
                         --------  --------  --------  --------
                          192,102   156,806   357,703   304,755
                         --------  --------  --------  --------
Income before income
  taxes                    18,024    15,594    36,892    23,729

Income taxes                5,731     5,767    12,693     8,970
                         --------  --------  --------  --------
Net income               $ 12,293  $  9,827  $ 24,199  $ 14,759
                         ========  ========  ========  ========

Earnings per common share:

  Primary                $    .71  $    .58  $   1.41  $    .86
                         ========  ========  ========  ========
  Fully diluted          $    .69  $    .56  $   1.36  $    .83
                         ========  ========  ========  ========
Weighted average common
  shares outstanding       16,698    16,322    16,619    16,364
                         ========  ========  ========  ========
Dividends per common
  share                  $    .33  $    .30  $    .66  $    .60
                         ========  ========  ========  ========


       See accompanying notes to consolidated financial statements.

           CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
            for the six months ended December 31, 1995 and 1994
                              (in thousands)
                                                          1995         1994
OPERATIONS                                                ----         ----
Net income                                             $ 24,199     $ 14,759
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                        17,366       15,916
    Deferred income taxes                                 2,444        1,922
    Prepaid pension cost                                 (5,076)      (3,927)
    Equity in loss of joint venture                       2,365        1,100
Changes in working capital and other:
    Receivables                                           2,600        6,163
    Inventories                                         (34,389)     (22,732)
    Accounts payable                                      2,608       10,856
    Accrued current liabilities                          (5,189)         415
    Other, net                                              783       (5,685)
                                                       --------     --------
Net cash provided from operations                         7,711       18,787
INVESTING ACTIVITIES
    Purchases of plant and equipment                    (13,938)     (19,948)
    Disposals of plant and equipment                        378          600
    Acquisitions of businesses, net of cash received    (10,584)     (13,055)
    Investment in joint venture                               -       (2,060)
                                                       --------     --------
Net cash used for investing activities                  (24,144)     (34,463)
FINANCING ACTIVITIES                                   --------     --------
    Provided by short-term debt                          20,724       31,265
    Proceeds from issuance of long-term debt                  -       50,000
    Payments on long-term debt                           (5,899)     (52,140)
    Dividends paid                                      (11,615)     (10,552)
    Proceeds from issuance of common stock                3,884          663
    Payments to acquire treasury stock                        -       (3,002)
                                                       --------     --------
Net cash provided from financing activities               7,094       16,234
EFFECT OF EXCHANGE RATE CHANGES ON CASH                --------     --------
  AND CASH EQUIVALENTS                                     (191)        (471)
                                                       --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (9,530)          87
Cash and cash equivalents at beginning of period         20,120        5,404
                                                       --------     --------
Cash and cash equivalents at end of period             $ 10,590     $  5,491
Supplemental Data:                                     ========     ========
 Cash Paid During the Year For:
  Interest payments, net of amounts capitalized        $  8,383     $  4,562
  Income tax payments, net of refunds                  $ 11,461     $  3,941
 Non-Cash Investing Activities:
  Acquisitions of businesses with treasury stock       $  4,500     $  3,200
         See accompanying notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K.

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

 3.  Inventories
     -----------
                                      December 31      June 30
                                          1995           1995
                                        --------       --------
                                             (in thousands)

     Finished                           $114,492       $ 92,930
     Work in process                     127,803        110,468
     Raw materials and supplies           45,584         41,602
                                        --------       --------
     Total at current cost               287,879        245,000

     Excess of current cost
       over LIFO values                  153,617        153,617
                                        --------       --------
     Inventory per Balance Sheet        $134,262       $ 91,383
                                        ========       ========

          The current cost of LIFO-valued inventories was $253.1 million at December 31, 1995 and $219.7 million at June 30,
     1995.

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

 5.  Acquisitions of Businesses
     --------------------------
          On October 26, 1995, the Company purchased all of the common stock of Parmatech Corporation in exchange for 120,786 shares of treasury common stock with a fair market value of $4.5 million and assumed $2.7 million of Parmatech's debt. An additional $1.5 million of Company common stock will be paid if certain sales performance for the year ending June 30, 1996 is achieved. Parmatech manufactures complex, net or near-net shape parts from a powder metal slurry using an injection molding process.

          On November 9, 1995, the Company acquired Green Bay Supply Co., Inc. for approximately $11 million in cash. Green Bay is a master distributor which purchases specialty metal products globally and resells them to independent distributors in the United States.

          The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the dates of acquisition. The excess of purchase price over the preliminary estimated fair values of the net assets acquired was approximately $3.5 million and has been recorded as goodwill.

          The operating results of these acquired businesses have been included in the Consolidated Statement of Income from the dates of acquisition. On the basis of a pro forma combination of the results of operations as if the acquisitions had taken place at the beginning of fiscal 1995, combined net sales would have been approximately $212 million and $404 million for the three and six months ended December 31, 1995, and $178 million and $340 million for the three and six months ended December 31, 1994, respectively. Combined pro forma net income and earnings per share would not have been materially different from the reported amounts for both periods. Such pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1995.

         MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
         -----------------------------------------------------------

Second Quarter Results:
----------------------
     Net income for the quarter ended December 31, 1995 was $12.3 million versus $9.8 million in the same quarter last year. Primary earnings per share were $.71 compared with $.58 for the same period a year ago. The improved results were primarily due to increased sales volume and selling prices in the Steel Division, combined with a lower effective tax rate because of reduced state income tax estimates.

     Sales revenues were $210.1 million, a 22 percent increase over the $172.4 million last year. The increase in sales was primarily a result of higher shipment levels of automotive, aerospace, and power generation related products, and increased international sales. Sales were also higher by $3.1 million due to the inclusion of the sales of Parmatech Corporation, acquired in October 1995, and Green Bay Supply Co., Inc., acquired during November 1995.

     Cost of sales as a percent of net sales was 75 percent for the second quarter of this year compared to 74 percent last year, while selling and administrative expenses were reduced to 13 percent of sales from 15 percent a year ago. Second quarter results were negatively impacted by increased Steel Division maintenance spending in preparation for higher equipment utilization rates during the balance of the fiscal year in order to ship the high customer backlog currently being experienced.

     The Company's 19 percent interest in Walsin-CarTech, a joint venture in Taiwan, resulted in a loss of $2.1 million versus a $.9 million loss in the same quarter last year. Results of operations this year have been adversely impacted by a deterioration in mix, weak pricing and production inefficiencies. Last year, pre-operating expenses were capitalized through December 31, 1994.

     Interest costs increased by $1.8 million compared to the same quarter last year, principally as a result of lower capitalized interest relating to the Company's investment in Walsin-CarTech.

Six Month Results:
-----------------
     Net income for the six months ended December 31, 1995 was $24.2 million, compared with $14.8 million for the same period last year. Primary earnings per share were $1.41 compared with $.86 for the same period a year ago. The improved results were primarily due to higher sales volume, improved profit margins, and a lower effective tax rate.

     Sales were $394.6 million, a 20 percent increase from $328.5 million last year. This increase was a result of a 4 percent increase in Steel Division unit volume shipments, increased selling prices, and the inclusion of sales of Parmatech
Corporation and Green Bay Supply Co., Inc.

        MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
                                (continued)


Six Months Results, continued:
------------------
     Cost of sales decreased to 74 percent of net sales in the current fiscal year compared to 76 percent for the same period last year. This improvement was primarily the result of the selling price increases to recover raw material and other cost increases and to restore profit margins which had eroded in prior years.

     Selling and administrative expenses fell to 13 percent of net sales versus 15 percent a year ago, primarily because these costs tend to change less rapidly than sales.

     The Company's 19 percent share of Walsin-CarTech's results was a loss of $2.4 million for the six months this year versus a loss of $1.1 million for the same period last year. Lower volumes, reduced selling prices and lower production levels were the primary reasons for the increased loss. Last year, pre-operating expenses were capitalized through December 31, 1994.

     Interest costs increased by $3.6 million versus the same period last year, principally due to last year's capitalization of $2.1 million of interest relating to the Company's joint venture investment in Walsin-CarTech.

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

     Item 4. Submission of Matters to a Vote of Security Holders.
     -----------------------------------------------------------
     a. The Annual Meeting of Stockholders of the Company was held on October 23, 1995.

     b.  Information required by this paragraph is omitted since
(i) proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and (iii) all of such nominees were elected.

     c. Set forth below is a description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable to each such matter.

     1.   Election Of Directors.  The following five directors
          ---------------------
were elected to the Board of Directors of the Company. There were no other nominees for director.

     A.  Robert W. Cardy
          Shares voted for: 6,984,037
          Shares voted against or withheld: 96,139
          Abstentions: N/A
          Broker nonvotes: N/A

     B.  Arthur E. Humphrey
          Shares voted for: 6,983,751
          Shares voted against or withheld: 98,710
          Abstentions:  N/A
          Broker nonvotes:  N/A

----------------------------------------------------------------------

     C.  Edward W. Kay
          Shares voted for: 6,937,680
          Shares voted against or withheld: 190,853
          Abstentions:  N/A
          Broker nonvotes:  N/A

     D.  Frederick C. Langenberg
          Shares voted for: 6,985,026
          Shares voted against or withheld: 96,161
          Abstentions:  N/A
          Broker nonvotes:  N/A

     E.  Kathryn C. Turner
          Shares voted for: 6,932,341
          Shares voted against or withheld: 201,529
          Abstentions: N/A
          Broker nonvotes: N/A

     2. The accounting firm of Coopers & Lybrand was elected independent accountants for the year ending June 30, 1996.

          Shares voted for: 6,998,501
          Shares voted against or withheld: 53,180.5
          Abstentions: 28,022.5
          Broker nonvotes: N/A

     3.  An amendment to the Non-Qualified Stock Plan for Non-
Employee Directors as described in the Proxy Statement was approved.

          Shares voted for: 6,459,003.5
          Shares voted against or withheld: 513,353
          Abstentions: 107,347.5
          Broker nonvotes: N/A

     Item 6. Exhibits and Reports on Form 8-K.

          a.   The following documents are filed as exhibits:

               11. Statement regarding computation of per share earnings.

               27.  Financial Data Schedule.

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Items 2, 3 and 5 are omitted as the answer is negative or the item is not applicable.

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




Date:  January 31, 1996       s/ G. Walton Cottrell
      -----------------       --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer