Form 10-Q
period 1996-03-31
CARPENTER TECHNOLOGY CORP
filed 1996-05-14
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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
                                                          Yes  X     No
                                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996.


Common stock, $5 par value                     16,609,762
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES


                                 FORM 10-Q


                                   INDEX




                                                                     Page

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet as of March 31, 1996 (Unaudited)
    and June 30, 1995..........................................     3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Nine Months Ended March 31, 1996 and 1995........       5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Nine Months Ended March 31, 1996 and 1995..................       6

  Notes to Consolidated Financial Statements...................     7 - 9

  Management's Discussion and Analysis of Results
    of Operations..............................................    10 & 11


Part II  OTHER INFORMATION.....................................    12 & 13

Exhibit Index..................................................      E-1

PART I
- ------
             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                     March 31, 1996 and June 30, 1995
                     (in thousands, except share data)



                                          March 31     June 30
                                            1996         1995
                                         ---------     ---------
                                        (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents             $ 37,936       $ 20,120

  Accounts receivable, net               131,231        118,848

  Inventories                            143,895         91,383

  Deferred income taxes                      127          1,827

  Other current assets                    11,994          8,251
                                        --------       --------
    Total current assets                 325,183        240,429




Property, plant and equipment,
  at cost                                789,072        763,755

Less accumulated depreciation
  and amortization                       383,257        360,175
                                        --------       --------
                                         405,815        403,580


Prepaid pension cost                      88,992         81,182

Investment in joint venture               10,566         49,085

Goodwill, net                             18,488         15,701

Other assets                              44,119         41,798
                                        ________       ________


Total assets                            $893,163       $831,775
                                        ========       ========




       See accompanying notes to consolidated financial statements.

              CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                     March 31, 1996 and June 30, 1995
                     (in thousands, except share data)

                                                     March 31      June 30
LIABILITIES                                            1996          1995
- -----------                                          ---------     ---------
                                                    (Unaudited)
Current liabilities:
  Short-term debt                                    $ 44,674       $ 20,145
  Accounts payable                                     58,575         51,162
  Accrued compensation                                 18,940         21,457
  Accrued income taxes                                  9,424          5,442
  Other accrued liabilities                            26,222         28,684
  Current portion of long-term debt                     7,136          7,286
                                                     --------       --------
    Total current liabilities                         164,971        134,176
Long-term debt, net of current portion                191,059        194,762
Accrued postretirement benefits                       142,050        140,855
Deferred income taxes                                  81,725         78,415
Other liabilities and deferred income                  21,230         19,622
SHAREHOLDERS' EQUITY
- --------------------
Preferred stock -
 $5 par value, authorized 2,000,000 shares;
 issued 454.3 shares at March 31, 1996 and
 456.7 shares at June 30, 1995                         28,603         28,825

Common stock at $5 par value -
 authorized 50,000,000 shares; issued 19,539,326
 shares at March 31, 1996 and 19,337,964 shares
 at June 30, 1995                                      97,697         96,690

Capital in excess of par value - common stock          12,299          6,801

Reinvested earnings                                   252,582        231,114

Common stock in treasury, at cost -
 2,929,564 shares at March 31, 1996 and
 3,046,208 shares at June 30, 1995                    (64,354)       (67,002)

Deferred compensation                                 (23,657)       (25,461)

Foreign currency translation adjustments              (11,042)        (7,022)
                                                     --------       --------
  Total shareholders' equity                          292,128        263,945
                                                     ________       ________
Total liabilities and shareholders' equity           $893,163       $831,775
                                                     ========       ========


      See accompanying notes to consolidated financial statements.

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
        for the three and nine months ended March 31, 1996 and 1995
                   (in thousands, except per share data)



                                      Three Months        Nine Months
                                   ------------------  ------------------
                                     1996      1995      1996      1995
                                     ----      ----      ----      ----
Net sales                          $233,274  $211,636  $627,869  $540,120
                                   --------  --------  --------  --------
Costs and expenses:

  Cost of sales                     175,410   154,101   468,844   403,586

  Selling and administrative
    expenses                         28,379    25,929    81,675    75,095

  Interest expense                    5,010     4,315    14,413    10,077

  Equity in loss of joint venture     3,955     1,880     6,320     2,980

  Other (income) expense, net        (3,650)      619    (4,445)     (139)
                                   --------  --------  --------  --------
                                    209,104   186,844   566,807   491,599
                                   --------  --------  --------  --------
Income before income taxes           24,170    24,792    61,062    48,521

Income taxes                          9,444     9,429    22,137    18,399
                                   --------  --------  --------  --------
Net income                         $ 14,726  $ 15,363  $ 38,925  $ 30,122
                                   ========  ========  ========  ========

Earnings per common share:

  Primary                          $    .86  $    .91  $   2.27  $   1.77
                                   ========  ========  ========  ========
  Fully diluted                    $    .83  $    .89  $   2.19  $   1.72
                                   ========  ========  ========  ========
Weighted average common shares
  outstanding                        16,735    16,284    16,657    16,328
                                   ========  ========  ========  ========
Dividends per common share         $    .33  $    .30  $    .99  $    .90
                                   ========  ========  ========  ========







       See accompanying notes to consolidated financial statements.

            CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
             for the nine months ended March 31, 1996 and 1995
                              (in thousands)
                                                           1996         1995
OPERATIONS                                                 ----         ----
Net income                                              $ 38,925     $ 30,122
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                         26,407       24,103
    Deferred income taxes                                  4,596        2,607
    Prepaid pension cost                                  (7,810)      (6,046)
    Equity in loss of joint venture                        6,320        2,980
    Gain on sale of partial interest in joint venture     (2,650)           -
Changes in working capital and other:
    Receivables                                           (9,464)     (15,023)
    Inventories                                          (43,913)     (34,214)
    Accounts payable                                       4,248       15,445
    Accrued current liabilities                           (1,190)       2,984
    Other, net                                               161       (2,595)
                                                        --------     --------
Net cash provided from operations                         15,630       20,363
                                                        --------     --------
INVESTING ACTIVITIES
    Purchases of plant and equipment                     (25,269)     (28,604)
    Disposals of plant and equipment                       1,185          866
    Acquisitions of businesses, net of cash received     (10,584)     (13,025)
    Proceeds from sale of partial
      interest in joint venture                           32,672            -
    Investment in joint venture                                -       (2,060)
                                                        --------     --------
Net cash used for investing activities                    (1,996)     (42,823)
                                                        --------     --------
FINANCING ACTIVITIES
    Provided by short-term debt                           23,824       44,875
    Proceeds from issuance of long-term debt                   -       50,000
    Payments on long-term debt                            (6,112)     (52,568)
    Dividends paid                                       (17,457)     (15,798)
    Proceeds from issuance of common stock                 4,104          660
    Payments to acquire treasury stock                         -       (3,001)
                                                        --------     --------
Net cash provided from financing activities                4,359       24,168
                                                        --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                      (177)        (773)
                                                        --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                     17,816          935
Cash and cash equivalents at beginning of period          20,120        5,404
                                                        --------     --------
Cash and cash equivalents at end of period              $ 37,936     $  6,339
Supplemental Data:                                      ========     ========
- -----------------
 Cash Paid During the Year For:
  Interest payments, net of amounts capitalized         $ 16,409     $ 10,877
  Income tax payments, net of refunds                   $ 12,335     $  7,524
 Non-Cash Investing Activities:
  Acquisitions of businesses with treasury stock        $  4,500     $  3,200

          See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K.

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

 3.  Inventories
     -----------
                                              March 31       June 30
                                                1996           1995
                                              --------       --------
                                                   (in thousands)

     Finished                                 $120,186       $ 92,930
     Work in process                           131,551        110,468
     Raw materials and supplies                 45,775         41,602
                                              --------       --------
     Total at current cost                     297,512        245,000

     Excess of current cost over LIFO values   153,617        153,617
                                              --------       --------
     Inventory per Balance Sheet              $143,895       $ 91,383
                                              ========       ========

          The current cost of LIFO-valued inventories was $272.6 million at March 31, 1996 and $219.7 million at June 30, 1995.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                (continued)


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

 5.  Acquisitions of Businesses
     --------------------------
          On October 26, 1995, the Company purchased all of the common stock of Parmatech Corporation in exchange for 120,786 shares of treasury common stock with a fair market value of $4.5 million and assumed $2.7 million of Parmatech's debt. An additional $1.5 million of Company common stock will be paid if certain performance criteria are achieved for the year ending June 30, 1996. Parmatech manufactures complex, net or near-net shape parts from a powder metal slurry using an injection molding process.

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

          The operating results of these acquired businesses have been included in the Consolidated Statement of Income from the dates of acquisition. On the basis of a pro forma combination of the results of operations as if the acquisitions had taken place at the beginning of fiscal 1995, combined net sales would have been approximately $638 million for the nine months ended March 31, 1996, and $219 million and $559 million for the three and nine months ended March 31, 1995, respectively. Combined pro forma net income and earnings per share would not have been materially different from the reported amounts for both periods. Such pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1995.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                (continued)


 6.  Sale of Partial Interest in Joint Venture
     -----------------------------------------
          On March 19, 1996, the Company sold a portion of its interest in Walsin-CarTech Specialty Steel Corporation, a corporate joint venture in Taiwan with Walsin Lihwa Corporation, reducing its ownership interest to 5% from 19%. The Company received $32.7 million in cash from the sale which resulted in a $2.7 million pre-tax gain.

         MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
         -----------------------------------------------------------

Third Quarter Results:
- ---------------------
     Net income for the quarter ended March 31, 1996 was $14.7 million versus $15.4 million in the same quarter last year. Primary earnings per share were $.86 compared with $.91 for the same period a year ago.
The decrease in results is primarily due to increased costs and reduced sales volume, partly due to record snowfalls that resulted in two lost workdays at the Reading plant and disruptions in material flow throughout the East Coast. Results were also affected by one-time costs to assimilate recently acquired businesses and other actions to improve business performance.

     Sales revenues were $233.3 million, a 10 percent increase over the $211.6 million last year. The increase in sales was primarily a result of selling price actions and improved product mix. Sales were also higher by $5.4 million due to the inclusion of the sales of Parmatech Corporation and Green Bay Supply Co., Inc. which were acquired in fiscal 1996.

     Cost of sales as a percent of net sales was 75 percent for the third quarter of this year compared to 73 percent last year, while selling and administrative expenses were 12 percent of sales in both years. Raw material costs rose at a faster rate than sales revenues, causing most of the deterioration in cost of sales as a percent of sales. Also, cost of sales were adversely affected by the harsh winter weather and capacity constraints.

     Interest costs increased by $.7 million compared to the same quarter last year, principally as a result of lower capitalized interest and a higher level of debt.

     The Company's interest in Walsin-CarTech, a joint venture in Taiwan, resulted in a loss of $4.0 million versus a $1.9 million loss in the same quarter last year. The current year loss was partially offset by a gain of $2.7 million from the sale of most of its interest in the joint venture. The gain is included in Other Income on the Consolidated Statement of Income.

Nine Month Results:
- ------------------
     Net income for the nine months ended March 31, 1996 was $38.9 million, compared with $30.1 million for the same period last year. Primary earnings per share were $2.27 compared with $1.77 for the same period a year ago.
The improved results were primarily due to higher sales volume and improved profit margins.

     Sales were $627.9 million, a 16 percent increase from $540.1 million last year. This increase was a result of a 2 percent increase in Steel Division unit volume shipments, increased selling prices, and the inclusion of sales of Parmatech Corporation and Green Bay Supply Co., Inc.

          MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS IN OPERATIONS
          -----------------------------------------------------------
                                (continued)


Nine Month Results, continued:
- ------------------
     Cost of sales was 75 percent of net sales in both periods. Higher raw material, labor and other costs were offset by increased selling prices.

     Selling and administrative expenses fell to 13 percent of net sales versus 14 percent a year ago, primarily because these costs tend to change less rapidly than sales.

     Interest costs increased by $4.3 million versus the same period last year, principally as a result of lower capitalized interest and a higher level of debt.

     The Company's share of Walsin-CarTech's results was a loss of $6.3 million for the nine months this year versus a loss of $3.0 million for the same period last year. Lower volumes, reduced selling prices and lower production levels were the primary reasons for the increased loss. The current year loss was somewhat offset by a gain of $2.7 million on the sale of the Company's partial interest in the joint venture. The gain is included in Other Income on the Consolidated Statement of Income.

PART II - OTHER INFORMATION
- ---------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which its property is subject. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party or has a material interest adverse to the Company's interest.
There is no administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               11.  Statement regarding computation of per share earnings.

               27.  Financial data schedule.

          b. The Company filed one (1) Report on Form 8-K for an event occurring during the quarter of the fiscal year covered by this report. The report, dated March 19, 1996, was filed on March 28, 1996, with respect to the Company's exercise of a portion of its option to reduce its investment in Walsin-CarTech Specialty Steel Corporation.

     Items 2, 3, 4 and 5 are omitted as the answer is negative or the item is not applicable.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                          (Registrant)




Date:  May 14, 1996            s/G. Walton Cottrell
     ----------------         --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer