Form 10-K
period 1996-06-30
CARPENTER TECHNOLOGY CORP
filed 1996-09-26
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

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

As of August 30, 1996, 16,617,647 shares of Common Stock of
Carpenter Technology Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates
(based upon its closing transaction price on the Composite Tape on such date) was $560,845,586.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the 1996 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-6.

                                   PART I

Item 1.   Business

     (a)  General Development of Business:

          Carpenter Technology Corporation, incorporated in
     1904, is engaged in the manufacture, fabrication, and distribution of specialty metals and engineered products. There were no significant changes in the form of organization or mode of conducting business of Carpenter Technology Corporation (hereinafter called the Company) during the year ended June 30, 1996, except for the transactions described below:

          On November 9, 1995, the Company acquired the net assets of Green Bay Supply Co., Inc., for $10.8 million in cash, including acquisition costs. Green Bay is a master distributor which purchases specialty metal products globally and resells them to independent distributors in the United States. The acquisition of Green Bay enabled the Company to continue to serve some commodity-oriented markets while expanding its distribution channels. This investment was accounted for using the purchase method of accounting.

          On October 26, 1995, the Company acquired all of the outstanding shares of Parmatech Corporation in exchange for 120,786 shares of treasury common stock with a fair value of $4.5 million and paid acquisition costs. Parmatech manufactures complex, net or near-net shape parts from a powder metal slurry using an injection molding process. The acquisition of Parmatech gave the Company an entry into metal injection molding of various parts. This investment was accounted for using the purchase method of accounting.

     (b)  Financial Information About Industry Segments:

          The Company is primarily engaged in one business segment - the manufacture, fabrication and distribution of specialty metals. Additionally, the Company manufactures certain engineered products. The engineered products operations are not significant for separate presentation as a segment.

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

          TOOL AND OTHER STEEL -
               Tool and die steels which are extremely hard alloys used for tooling and other wear-resisting components in metalworking operations such as stamping, extrusion and machining. Other steel includes carbon steels purchased for distribution and other miscellaneous products.

          ENGINEERED PRODUCTS -
               The Company manufactures certain engineered products, including structural ceramics, metal injection molded products and ultra-hard wear parts.

               The products of the Company are sold primarily in the United States and principally through its own sales organization with service centers and sales offices located in many of the major cities of the country. Sales outside of the United States, including export sales, were $96.5 million, $74.7 million and $67.1 million in fiscal 1996, 1995 and 1994, respectively.

          (2)  Classes of Products:

               The approximate percentage of the Company's consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:

                                   1996      1995      1994
                                   ----      ----      ----
          Stainless Steel           58%       56%       60%
          Special Alloys            32%       33%       29%
          Tool and Other Steel       7%        8%       11%
          Engineered Products        3%        3%        -
                                   ----      ----      ----
                                   100%      100%      100%
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

               The Company is in a strong raw material position because of its long-term relationships with major suppliers. These suppliers provide availability of material and competitive prices for these key raw materials. The Company has also established and maintains raw material inventory at appropriate levels at the Reading plant.

          (4)  Patents and Licenses:

               The Company owns a number of United States and foreign patents and has granted licenses under some or all of them. Certain of the products produced by the Company are covered by patents of other companies from whom licenses have been obtained. The Company does not consider its business to be materially dependent upon any patent or patent rights.

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

                                        1996      1995      1994
                                        ----      ----      ----
          Quarter Ended September 30     21%       20%       21%
          Quarter Ended December 31      24%       23%       23%
          Quarter Ended March 31         27%       28%       28%
          Quarter Ended June 30          28%       29%       28%
                                        ----      ----      ----
                                        100%      100%      100%
                                        ====      ====      ====

          (6)  Customers:

               The Company is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on the Company.

          (7)  Backlog:

               As of August 31, 1996, the Company had a backlog of orders, believed to be firm, of approximately $230.3 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of August 31, 1995 was approximately $231.0 million.

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

               In September 1996, the duty rate for stainless rod imports from France was reduced by the Commerce Department to 10.06%, retroactive to August 1993.

               The antidumping orders on stainless steel bar and stainless steel rod will continue in effect until the year 2000, unless further extended.

               In a related matter, negotiations have begun between the U.S. government and the European Commission
          (EC) for a Multilateral Specialty Steel Agreement
          (MSSA). The objective of the MSSA would be to reduce unfair trade in specialty steel products by estab-lishing international commitments and disciplines aimed at eliminating subsidies and other trade-distortive practices. The baseline for negotiations is an agreement on principles and provisions developed over the past year between the Specialty Steel Industry of North America and the European steel industry group known as Eurofer. The U.S. government hopes to expand the scope of the current negotiations with the EC to also include other countries and to cover basic carbon steel products as well.

          (9)  Research, Product and Process Development:

               The Company's expenditures for company-sponsored research and development were approximately $13.8 million, $12.3 million and $13.6 million in fiscal
          1996, 1995 and 1994, respectively.

          (10) Environmental Regulations:

               The Company is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Liabilities are recognized for remedial activities, including remediation investigation and feasibility study costs, when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as a receivable when they are estimable and probable. For further information on environmental remediation, see the Commitments and Contingencies section included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the consolidated financial statements included in
          Item 8 "Financial Statements and Supplementary Data".

               The costs of maintaining and operating environ-mental control equipment were about $7.4 million and $7.3 million for fiscal 1996 and 1995, respectively. The capital expenditures for environmental control equipment were $.4 million and $.5 million for fiscal 1996 and 1995, respectively. The Company anticipates spending approximately $26.5 million on major domestic environmental capital projects over the next five fiscal years. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary.

          (11) Employees:

               As of August 31, 1996, the Company and its affiliates had 4,452 full-time employees.

Item 2.  Properties

     The locations of the Company's principal specialty metals manufacturing and fabrication plants are: Reading, Pennsylvania; Orangeburg, South Carolina; and San Diego, California. The Reading and Orangeburg plants are owned in fee. The San Diego plant is owned, but the land is leased.

     The Reading plant has an annual practical melting capacity of approximately 207,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to finishing losses. During the years ended June 30, 1996 and 1995, the plant operated at approximately 93 percent and 87 percent, respectively, of its melting capacity.

     The Company also operates sales offices and distribution and service centers, most of which are owned, at 36 locations in 14 states and 8 foreign countries.

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

Item 3.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries.
There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Listed below are the names of corporate executive officers as of fiscal year end, and all persons chosen to become executive officers, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual meeting of the Board of Directors which immediately follows the Annual Meeting of Shareholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Robert W. Lodge, and except for Dennis M. Draeger.

     Mr. Lodge served as Vice President of Human Resources for
Johnson Matthey, Inc. from 1988 to 1991 and in various assignments in industrial relations and human resources with Rockwell International Corporation from 1977 to 1988. There is no family relationship between any of the officers.

     Mr. Draeger, who was a director of the Company since 1992, resigned as a member of the Board of Directors as of June 30, 1996. Mr. Draeger assumed his duties as Senior Vice President - Steel Division for the company effective July 1, 1996. Prior to that he was President of Worldwide Floor Products Operations for Armstrong World Industries, Inc. since 1994 and he became Group Vice President for Armstrong in 1988.

                                                       Assumed
                                                       Present
Name               Age   Positions                     Position
- ----               ---   ---------                     --------

Robert W. Cardy     60   Chairman, President &
                          Chief Executive Officer          July 1992
                         Director                      November 1990

G. Walton Cottrell  56   Senior Vice President -
                          Finance & Chief
                          Financial Officer             January 1993

Dennis M. Draeger   55   Senior Vice President -
                          Steel Division                   July 1996

Nicholas F. Fiore   56   Senior Vice President -
                          Engineered Products           January 1993

Robert W. Lodge     53   Vice President -
                          Human Resources             September 1991

John R. Welty       47   Vice President,
                          General Counsel &
                          Secretary                     January 1993

                               PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Common stock of the Company is listed on the New York Stock
Exchange. The ticker symbol is CRS. Here are the high and low market prices of the Company's stock for the past two fiscal years:

Quarter Ended:           1996                     1995
- -------------------------------------------------------------------
                      High      Low            High      Low

September 30        $41-3/16  $33-7/8        $32-13/16 $29

December 31         $44       $37-5/8        $31-5/8   $26-9/16

March 31            $42       $35-5/8        $29-1/4   $26-5/8

June 30             $40-1/8   $32            $34-1/16  $27-3/4
- -------------------------------------------------------------------
                    $44       $32            $34-1/16  $26-9/16

     The Company has paid quarterly cash dividends on its common stock for 90 consecutive years. The quarterly dividend rate was $.33 per share, $.30 per share and $.30 per share for fiscal
1996, 1995 and 1994, respectively.

     The Company had 5,908 common shareholders of record as of August 30, 1996. The balance of the information required by this item is disclosed in Note 10 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 6.  Selected Financial Data

Five-Year Financial Summary
Dollar amounts in thousands, except per share data
(years ended June 30)

                          1996      1995      1994      1993      1992
- -------------------------------------------------------------------------
Summary of Operations

Net Sales               $865,324  $757,532  $628,795  $576,248  $570,200
Income before extra-
 ordinary charges &
 cumulative effect
 of changes in
 accounting
 principles             $ 60,148  $ 47,492  $ 38,289  $ 26,534  $ 14,884
Extraordinary charges,
 net of income taxes    $      -  $      -  $ (2,039) $      -  $ (1,238)
Cumulative effect of
 changes in accounting
 principles, net of
 income taxes           $      -  $      -  $      -  $(74,676) $      -
Net income (loss)       $ 60,148  $ 47,492  $ 36,250  $(48,142) $ 13,646

Financial Position
at Year-End

Total assets            $911,971  $831,775  $729,911  $699,565  $714,752
Long-term debt, net     $188,024  $194,762  $158,070  $189,895  $196,604

Per Share Data
Primary:
 Income before extra-
  ordinary charges &
  cumulative effect
  of changes in
  accounting
  principles            $  3.51   $  2.81   $   2.28  $   1.55  $    .81
 Net income (loss)      $  3.51   $  2.81   $   2.15  $  (3.11) $    .74
Fully Diluted:
 Income before extra-
  ordinary charges &
  cumulative effect
  of changes in
  accounting
  principles            $  3.38   $  2.70   $   2.20  $   1.51  $    .81
 Net income (loss)      $  3.38   $  2.70   $   2.08  $  (2.88) $    .74
Cash dividends-common   $  1.32   $  1.20   $   1.20  $   1.20  $   1.20

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion of Operations

Summary

Net sales and earnings trends for the past three fiscal years are summarized below:

(in millions - except per share)         1996    1995    1994
- --------------------------------        ----------------------
Net sales                               $865.3  $757.5  $628.8
Net income                              $ 60.1  $ 47.5  $ 36.3
Primary earnings per share              $ 3.51  $ 2.81  $ 2.15

Sales and earnings increased in each of the past two years as a result of a strong market for specialty metals, selling price increases, an improved product mix, cost reduction efforts, and improved asset utilization. The sales and earnings results in fiscal 1996 were records for the Company.

Fiscal 1994 results were adversely affected by an extraordinary charge for debt retirement as described in Note 8 to the consolidated financial statements.

The chart below shows net sales by product line for the past three fiscal years:

(in millions)               1996           1995           1994
- -------------           ----------------------------------------
                         Sales    %     Sales    %    Sales   %
                        ----------------------------------------
Stainless steel         $496.9    58   $424.7    56  $375.0   60
Special alloys           276.3    32    249.0    33   182.4   29
Tool and other steel      62.8     7     61.2     8    71.4   11
Engineered products       29.3     3     22.6     3       -    -
                        ----------------------------------------
Total                   $865.3   100   $757.5   100  $628.8  100
                        ========================================

The following table is the approximate breakdown of sales by end-use markets:

Years Ended June 30                     1996      1995      1994
- -------------------                     ------------------------
Aerospace                                15%       13%       11%
Motor vehicles and equipment             13        14        15
Metal producing and distribution         11         9         8
Electrical and electronic equipment      10        12        12
General industrial equipment             10        10        11
Fabricated metal products                 7         7         7
Power generation and distribution         7         7         8
Chemical and petroleum processing         6         5         5
Metal working equipment                   5         6         7
Consumer durables                         4         5         4
Instruments and controls                  4         4         4
Housing and construction                  3         3         3
Miscellaneous                             5         5         5
                                        ------------------------
                                        100%      100%      100%
                                        ========================

Results of Operations - Fiscal 1996 Versus Fiscal 1995

Sales were $865.3 million in fiscal 1996, a 14 percent increase from the $757.5 million level in fiscal 1995. The sales improvement was primarily due to higher unit prices and a shift toward higher alloyed products in the Steel Division. Unit volume of Steel Division products was slightly higher than a year ago. Demand for specialty steel products has been at a high level, especially in automotive, aerospace, and chemical and petroleum processing related products. Unit selling prices for specialty steel shipments increased by an average of 8 percent to offset higher labor and other costs and to restore profit margins which had eroded in prior years. A raw material surcharge was established in fiscal 1995 to offset sharply rising raw material costs. The product mix shifted toward more premium-melted products and away from certain commodity-priced products.

Approximately 12 percent of the increase in sales was from the inclusion, in fiscal 1996, of Green Bay Supply Co., Inc., a specialty metals master distributor which was acquired in November 1995, and Parmatech Corporation, a metal injection molded parts business which was acquired in October 1995.

Cost of sales as a percentage of sales was 74 percent in both years. Higher raw material, labor and other costs were offset by increased selling prices.

Raw material costs per unit purchased increased by 11 percent during fiscal 1996 versus the year-earlier costs as a result of increases in the cost of nickel (9 percent), chromium (22 percent) and cobalt (6 percent). Also, in both fiscal years, the Company purchased at a premium semi-finished and finished products to supplement internal capacity.

Labor costs per hour for Steel Division production and maintenance employees were up by 4 percent principally as a result of a base wage increase in July 1995 and higher profit sharing payments partially offset by lower medical and pension costs.

Natural gas costs per unit consumed decreased by 2 percent versus fiscal 1995 costs, and electricity costs per unit decreased by 3 percent.

Selling and administrative expenses fell to 13 percent of net sales versus 14 percent last year, primarily because these costs tend to change less rapidly than sales. Costs were higher by $9.6 million primarily because of increased usage of outside services, additional travel costs and costs of acquired companies.

Interest expense increased by $4.4 million in fiscal 1996 versus fiscal 1995, principally as a result of lower capitalized interest and a higher level of debt.

Equity in losses of the Walsin-CarTech joint venture increased to $7.0 million in fiscal 1996 versus a loss of $3.0 million last year. Lower sales volume, reduced selling prices and lower production levels were the primary reasons for the increased loss. The current year loss was partially offset by a pre-tax gain of $2.7 million on the sale of a portion of the Company's interest in the joint venture. The gain is included in other income on the consolidated statement of income (described in Note 4 to the consolidated financial statements).

Income taxes as a percent of pre-tax income (effective tax rate) increased to 37 percent in fiscal 1996 from 36 percent a year earlier. A reconciliation of the effective tax rate to the federal statutory rate is presented in Note 16 to the consolidated financial statements.

Results of Operations - Fiscal 1995 Versus Fiscal 1994

Sales were $757.5 million in fiscal 1995, a 20 percent increase from the $628.8 million level in fiscal 1994. The sales improvement was primarily due to an 8 percent increase in volume and higher unit prices in the Steel Division. Demand for specialty steel products has been at a high level since
January 1994, especially in automotive, equipment and aerospace-related markets. Unit selling prices for specialty steel shipments increased by an average of 7 percent to offset higher labor and supply costs, and a surcharge was established to offset sharply rising raw material costs. Also, the product mix shifted toward more premium-melted products.

Approximately 18 percent of the increase in sales was from the inclusion, in fiscal 1995, of Certech, Inc., and its affiliates, a ceramics business which was acquired in July 1994 (described in Note 3 to the consolidated financial statements).

Cost of sales as a percentage of sales increased to 74 percent versus 73 percent in fiscal 1994 because fiscal 1994 was favorably affected by reductions in inventories valued using the LIFO method. The LIFO method values inventory reductions at historical costs which were lower than current costs. This favorable effect on costs, before taxes and profit sharing impacts, was $24.9 million in fiscal 1994. There were no LIFO accounting effects in fiscal 1995.

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

Selling and administrative expenses increased by $10.7 million during fiscal 1995 due chiefly to the inclusion of Certech costs in fiscal 1995 and increased salaried employment and severance costs.

Interest expense was lower by $1.0 million in fiscal 1995 principally because of reduced interest rates due to the retirement of the 12-7/8% debentures in March 1994.

Equity in losses of the Walsin-CarTech joint venture, which became operational in January 1995, (described in Note 4 to the consolidated financial statements) increased by $2.1 million in fiscal 1995. Prior to that date, pre-operating costs were deferred by the joint venture.

Income taxes as a percent of pre-tax income (effective tax rate) decreased to 36 percent in fiscal 1995 from 39 percent a year earlier primarily because of retroactive deferred tax effects of an increase in the statutory federal rate in fiscal 1994. Both years' tax rates were favorably affected by non-recurring adjustments of deferred state taxes for changes in tax laws. A reconciliation of the effective tax rate to the federal statutory rate is presented in Note 16 to the consolidated financial statements.


Management's Discussion of Cash Flow and Financial Condition

Cash Flow

Cash flow from operations was very strong over the past three fiscal years despite working capital needs to support growth in sales.

Inventories, excluding amounts acquired through purchases of businesses, increased $59.6 million and $29.5 million in fiscal 1996 and 1995, respectively, due to higher sales levels of the Steel Division. Inventories had been reduced in fiscal 1994 as a result of the Company's continuous improvement process to reduce lead times while still maintaining a high customer service level.

Accounts receivable, excluding amounts relating to acquisitions, increased $14.8 million and $21.8 million in fiscal 1996 and 1995, respectively, as a result of increased fourth quarter sales each year. The average days sales outstanding at the end of fiscal 1996 was comparable to that of the past two fiscal years.

Capital expenditures of $48.6 million, $36.9 million and $26.6 million in fiscal 1996, 1995 and 1994, respectively, were concentrated in the Company's Reading, Pennsylvania plant and were used for normal replacements, modernization and incremental capability. In fiscal 1996, the Company announced approval of $125 million for major capital projects including a 20-ton vacuum induction melting furnace, two vacuum arc remelting furnaces, a narrow strip finishing facility, a bar finishing cell and a major rebuild of its 3,000-ton press. Approximately $12 million was spent on these projects during fiscal 1996.

During fiscal 1996, the Company acquired the businesses of Green Bay Supply Co., Inc. and Parmatech Corporation. During fiscal year 1995, the Company acquired Certech, Inc., and an affiliated company and in fiscal 1994 acquired Aceros Fortuna, S.A. de C.V., and affiliated companies. Fiscal 1996 and 1995 also include other less significant acquisitions. The cost of these acquisitions totaled $48.7 million in cash and $7.7 million in common stock. Details of these transactions are included in Note 3 to the consolidated financial statements.

During fiscal 1996, the Company sold a portion of its interest in Walsin-CarTech Specialty Steel Corporation, reducing its ownership interest from 19 percent to 5 percent. The Company received $32.7 million in cash from the sale which resulted in a $2.7 million pre-tax gain. Details of this transaction are included in Note 4 to the consolidated financial statements.

During fiscal 1995, $80.0 million of medium-term notes were issued with a 7.4% average interest rate, and a portion of the proceeds were used to retire borrowings under credit arrangements. Details of debt and financing arrangements are provided in Note 8 to the consolidated financial statements.

On March 1, 1994, the Company retired at a premium the entire outstanding principal amount of $55.3 million of its 12-7/8% debentures. The funding for this retirement came from the Company's credit facilities.

The dividend payout rate on common stock was increased to $1.32 per share for fiscal 1996 versus $1.20 for fiscal 1995 and 1994. The dividend rate increase was a result of the strong cash flows from improved performance, and indicates the Company's confidence in its future. The preferred stock dividend was maintained at $5,362.50 per share in each of the past three fiscal years. Total dividend payments were $23.3 million, $21.0 million and $20.8 million in fiscal 1996, 1995 and 1994, respectively.

Financial Condition

During the past three fiscal years, the Company maintained the ability to provide adequate cash to meet its needs through strong cash flow from operations, management of working capital and its flexibility to use outside sources of financing to supplement internally generated funds.

The Company ended fiscal 1996 in a sound liquidity position, with current assets exceeding current liabilities by $152.5 million (a ratio of 1.9 to 1). This favorable ratio is conservatively stated because certain inventories are valued $161.9 million less than the current cost as a result of using the LIFO method. Total debt at June 30, 1996, was $214.0 million, or 35.3 percent of total capital, including deferred taxes, versus 39.5 percent of total capital, including deferred taxes, at June 30, 1995.

Financing is available under a $150.0 million financing arrangement with a number of banks, providing for $125.0 million of revolving credit to January 1998 and lines of credit of $25.0 million.

At June 30, 1996, the Company had $20.0 million of medium-term debt securities available for issuance under a Shelf Registration on file with the Securities and Exchange Commission.

In summary, the Company believes that its present financial resources, both from internal and external sources, are adequate to meet its foreseeable short-term and long-term liquidity needs.

Commitments and Contingencies

Environmental

The Company has environmental liabilities at some of its owned operating facilities, and has been designated as a potentially responsible party ("PRP") with respect to certain superfund waste disposal sites. Additionally, the Company has been notified that it may be a PRP with respect to other superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of cleanup costs nor the final method of their allocation among all designated PRPs at these superfund sites has been determined. The estimated range of the reasonably possible costs of remediation at the Company-owned operating facilities and the superfund sites is between $8.0 million and $18.0 million. The Company has accrued for environmental remediation costs, including remediation investigation and feasibility study costs, which represent management's best estimate of the probable and reasonably estimable remediation costs. The estimated range of the anticipated recoveries for environmental costs is between $4.0 million and $8.0 million. Recoveries of expenditures are recognized as a receivable when they are estimable and probable. Additional details are provided in Note 17 to the consolidated financial statements. The Company does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Other

The Company is also defending various claims and legal actions, and is subject to commitments and contingencies which are common to its operations. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Additional details are provided in Note 17 to the consolidated financial statements. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on the Company's financial position or results of operations and cash flows.

Item 8.  Financial Statements and Supplementary Data


     Index to Consolidated Financial Statements and Supplementary Data


                                                       Page
                                                       ----
Consolidated Financial Statements:

  Report of Independent Accountants                     20

  Consolidated Statement of Income for the
    Years Ended June 30, 1996, 1995 and 1994            21

  Consolidated Statement of Cash Flows for the
    Years Ended June 30, 1996, 1995 and 1994            22

  Consolidated Balance Sheet as of
    June 30, 1996 and 1995                              23

  Consolidated Statement of Changes in
    Shareholders' Equity for the Years Ended
    June 30, 1996, 1995 and 1994                       24-25

  Notes to Consolidated Financial Statements           26-47


Supplementary Data:

  Quarterly Financial Data (Unaudited)                  48

                     Report of Independent Accountants


To the Board of Directors and Shareholders of Carpenter Technology Corporation:

We have audited the accompanying consolidated balance sheet of Carpenter Technology Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carpenter Technology Corporation and subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




s/Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 29, 1996

Consolidated Statement of Income
Carpenter Technology Corporation

for the years ended June 30, 1996, 1995 and 1994


(in thousands, except
per share data)                      1996      1995      1994
- ---------------------              ----------------------------
Net sales                          $865,324  $757,532  $628,795
                                   ----------------------------
Costs and expenses:
  Cost of sales                     636,783   564,169   457,473
  Selling and administrative
    expenses                        112,893   103,269    92,525
  Interest expense                   18,935    14,542    15,521
  Equity in loss of joint venture     7,025     3,000       910
  Other income, net                  (5,482)   (2,019)     (362)
                                   ----------------------------
                                    770,154   682,961   566,067
                                   ----------------------------
Income before income taxes
  and extraordinary charge           95,170    74,571    62,728
Income taxes                         35,022    27,079    24,439
                                   ----------------------------
Income before extraordinary charge   60,148    47,492    38,289
Extraordinary charge - premium on
  retirement of long-term debt,
  net of income taxes                     -         -    (2,039)
                                   ----------------------------
Net income                         $ 60,148  $ 47,492  $ 36,250
                                   ============================


Primary earnings per common share:
  Income before extraordinary
    charge                         $   3.51  $   2.81  $   2.28
  Extraordinary charge                    -         -      (.13)
                                   ----------------------------
  Earnings per common share        $   3.51  $   2.81  $   2.15
                                   ============================
  Weighted average common shares
    outstanding                      16,677    16,327    16,130
                                   ============================
Fully-diluted earnings
  per common share:
  Income before extraordinary
    charge                         $   3.38  $   2.70  $   2.20
  Extraordinary charge                    -         -      (.12)
                                   ----------------------------
  Earnings per common share        $   3.38  $   2.70  $   2.08
                                   ============================
  Weighted average common
    shares outstanding               17,604    17,309    17,086
                                   ============================



See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
Carpenter Technology Corporation
for the years ended June 30, 1996, 1995 and 1994
(in thousands)                                       1996      1995      1994
- --------------                                     ----------------------------
OPERATIONS
Net income                                         $ 60,148  $ 47,492  $ 36,250
Adjustments to reconcile net income
 to net cash provided from operations:
  Depreciation and amortization                      35,226    32,479    29,887
  Deferred income taxes                               4,527     3,314     4,057
  Prepaid pension cost                              (10,292)   (7,933)  (11,563)
  Equity in loss of joint venture                     7,025     3,000       910
  Gain on sale of partial interest
    in joint venture                                 (2,650)        -         -
  Extraordinary charge                                    -         -     2,039
Changes in working capital and other,
 net of acquisitions:
  Receivables                                       (14,754)  (21,819)   (1,889)
  Inventories                                       (59,619)  (29,480)   16,907
  Accounts payable                                   21,265    15,111    10,480
  Accrued current liabilities                        16,244     6,800     1,984
  Other, net                                         (7,083)   (5,177)   10,404
                                                   ----------------------------
  Net cash provided from operations                  50,037    43,787    99,466
- -------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of plant and equipment                    (48,621)  (36,945)  (26,604)
Disposals of plant and equipment                      2,060     1,424     3,144
Acquisitions of businesses, net of cash received    (13,301)  (13,032)  (22,323)
Investment in joint venture                               -    (2,060)  (49,196)
Proceeds from sale of partial
  interest in joint venture                          32,672         -         -
                                                   ----------------------------
  Net cash used for investing activities            (27,190)  (50,613)  (94,979)
- -------------------------------------------------------------------------------
FINANCING ACTIVITIES
Provided by (payments on) short-term debt            (1,884)   20,145    (2,794)
Proceeds from issuance of long-term debt                  -    80,000    45,851
Payments on long-term debt                           (9,023)  (55,736)  (71,271)
Dividends paid                                      (23,306)  (21,045)  (20,824)
Proceeds from issuance of common stock                4,590     1,745     4,245
Payments to acquire treasury stock                        -    (3,002)        -
                                                   ----------------------------
  Net cash provided from (used for)
    financing activities                            (29,623)   22,107   (44,793)
- -------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                            (185)     (565)     (112)
- -------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (6,961)   14,716   (40,418)
Cash and cash equivalents at beginning of year       20,120     5,404    45,822
                                                   ----------------------------
Cash and cash equivalents at end of year           $ 13,159  $ 20,120  $  5,404
===============================================================================
SUPPLEMENTAL DATA:
Cash paid during the year for:
  Interest payments, net of amounts capitalized    $ 17,900  $ 15,441  $ 17,592
  Income tax payments, net of refunds              $ 20,942  $ 17,692  $ 18,066
Non-cash investing activities:
  Treasury stock issued for business acquisitions  $  4,500  $  3,200  $      -
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
Carpenter Technology Corporation

June 30, 1996 and 1995

(in thousands, except share data)              1996      1995
- ---------------------------------            -------------------
ASSETS
Current assets:
  Cash and cash equivalents                  $ 13,159  $ 20,120
  Accounts receivable, net of
    allowance for doubtful accounts
    ($1,249 and $1,034)                       137,103   118,848
  Inventories                                 160,452    91,383
  Deferred income taxes                         2,113     1,827
  Other current assets                         11,643     8,251
                                             ------------------
    Total current assets                      324,470   240,429
Property, plant and equipment, net            419,472   403,580
Prepaid pension cost                           91,474    81,182
Investment in joint venture                     9,760    49,085
Goodwill, net                                  18,792    15,701
Other assets                                   48,003    41,798
                                             ------------------
Total assets                                 $911,971  $831,775
                                             ==================

LIABILITIES
Current liabilities:
  Short-term debt                            $ 18,964  $ 20,145
  Accounts payable                             75,811    51,162
  Accrued compensation                         26,088    21,457
  Accrued income taxes                         13,656     5,442
  Other accrued liabilities                    30,446    28,684
  Current portion of long-term debt             7,010     7,286
                                             ------------------
    Total current liabilities                 171,975   134,176
Long-term debt, net of current portion        188,024   194,762
Accrued postretirement benefits               137,738   140,855
Deferred income taxes                          84,460    78,415
Other liabilities and deferred income          20,697    19,622

SHAREHOLDERS' EQUITY
Preferred stock - authorized
  2,000,000 shares                             28,581    28,825
Common stock - authorized
  50,000,000 shares                            97,729    96,690
Capital in excess of par value -
  common stock                                 13,498     6,801
Reinvested earnings                           267,956   231,114
Common stock in treasury, at cost             (64,483)  (67,002)
Deferred compensation                         (22,830)  (25,461)
Foreign currency translation adjustments      (11,374)   (7,022)
                                             ------------------
    Total shareholders' equity                309,077   263,945
                                             ------------------
Total liabilities and shareholders' equity   $911,971  $831,775
                                             ==================

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation

for the years ended June 30, 1996, 1995 and 1994
                                             Common Stock
                                 Preferred -----------------
                                   Stock    Par    Capital in
(in thousands, except            Par Value  Value  Excess of Reinvested Treasury
 share and per share data)         of $5    of $5  Par Value Earnings    Stock
- --------------------------------------------------------------------------------
Balances at June 30, 1993         $ 29,128 $ 47,542 $ 46,131 $189,241  $(66,150)
  Distributions to ESOP                (99)                1       11
  Stock options exercised, net
   of 10,308 shares exchanged                   437    3,808
  Restricted shares issued, net                  81      900
  Net income                                                   36,250
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                                 (1,606)
   Common, $2.40 per share                                    (19,218)
  Reduction of ESOP note
  Accrued compensation
  Translation adjustments
  Other                                                   32
Balances at June 30, 1994           29,029   48,061   50,882  204,667   (66,150)
  Distributions to ESOP               (204)                1        9
  Stock options exercised, net
   of 133 shares exchanged                      176    1,569
  Restricted shares issued, net                 107    1,238                (28)
  Shares purchased                                                       (3,002)
  Shares issued to acquire
   business                                            1,022              2,178
  Net income                                                   47,492
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                                 (1,599)
   Common, $2.40 per share                                    (19,446)
  Reduction of ESOP note
  Accrued compensation
  Translation adjustments
  Other                                                  426
  Effects of 2-for-1 common
   stock split                               48,345  (48,345)
Balances at June 30, 1995           28,825   96,690    6,801  231,114   (67,002)
  Distributions to ESOP               (244)      36      206
  Stock options exercised, net
   of 41,010 shares exchanged                 1,003    3,587
  Restricted shares cancelled                                              (138)
  Shares issued to acquire
   business                                            1,843              2,657
  Net income                                                   60,148
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                                 (1,572)
   Common, $1.32 per share                                    (21,734)
  Reduction of ESOP note
  Accrued compensation
  Translation adjustments, net
  Other                                                1,061
Balances at June 30, 1996         $ 28,581 $ 97,729 $ 13,498 $267,956  $(64,483)
                                  =============================================

<F1>See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation

for the years ended June 30, 1996, 1995 and 1994
                                                                                   Share Data
                                                                 ----------------------------------------------
                                            Foreign     Total                        Common Shares
                                Deferred   Currency    Share-    Preferred  -----------------------------------
                                Compen-   Translation  holders'  Shares                                 Net
                                sation    Adjustments  Equity    Issued     Issued      Treasury    Outstanding
                                ------------------------------   ----------------------------------------------
Balances at June 30, 1993       $(27,431) $      -    $218,461   461.2     9,508,355   (1,522,584)   7,985,771
  Distributions to ESOP                                   (87)   (1.3)          215                       215
  Stock options exercised, net
   of 10,308 shares exchanged                           4,245                87,351                    87,351
  Restricted shares issued, net    (981)                    -                16,260          (20)      16,240
  Net income                                           36,250
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                         (1,606)
   Common, $2.40 per share                            (19,218)
  Reduction of ESOP note            941                   941
  Accrued compensation            1,085                 1,085
  Translation adjustments                    (959)       (959)
  Other                                                    32
Balances at June 30, 1994       (26,386)     (959)    239,144   459.9     9,612,181   (1,522,604)   8,089,577
  Distributions to ESOP                                  (194)   (3.2)          179                       179
  Stock options exercised, net
   of 133 shares exchanged                              1,745                35,272                    35,272
  Restricted shares issued, net  (1,317)                    -                21,350         (500)      20,850
  Shares purchased                                     (3,002)                           (53,124)     (53,124)
  Shares issued to acquire
   business                                             3,200                             53,124       53,124
  Net income                                           47,492
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                         (1,599)
   Common, $2.40 per share                            (19,446)
  Reduction of ESOP note          1,071                 1,071
  Accrued compensation            1,171                 1,171
  Translation adjustments                  (6,063)     (6,063)
  Other                                                   426
  Effects of 2-for-1 common
   stock split                                              -             9,668,982   (1,523,104)   8,145,878
Balances at June 30, 1995       (25,461)   (7,022)    263,945   456.7    19,337,964   (3,046,208)  16,291,756
  Distributions to ESOP                                    (2)   (3.6)        7,251                     7,251
  Stock options exercised, net
   of 41,010 shares exchanged                           4,590               200,536                   200,536
  Restricted shares cancelled       138                     -                             (4,652)      (4,652)
  Shares issued to acquire
   business                                             4,500                            120,786      120,786
  Net income                                           60,148
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                         (1,572)
   Common, $1.32 per share                            (21,734)
  Reduction of ESOP note          1,209                 1,209
  Accrued compensation            1,284                 1,284
  Translation adjustments, net             (4,352)     (4,352)
  Other                                                 1,061
Balances at June 30, 1996      $(22,830) $(11,374)   $309,077   453.1    19,545,751   (2,930,074)  16,615,677
                               ================================================================================

<F1>See accompanying notes to consolidated financial statements.

                 Notes to Consolidated Financial Statements
                                __________


 1.  Summary of Significant Accounting Policies

     Description of Business - The Company is primarily engaged in one business segment - the manufacture, fabrication and distribution of specialty metals. Sales of finished products include stainless steels, special alloys and tool steels in the forms of bar, rod, wire and strip. Additionally, the Company manufactures certain engineered products including structural ceramics, metal injection molded products and ultra-hard wear parts. The engineered products are not a significant part of the business and therefore are not presented as a separate business segment.

     The products of the Company are sold primarily in the United
     States and principally through its own sales organization, with service centers and sales offices located in many of the major cities of the country.

     Basis of Consolidation - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used when the Company has a 20%-50% interest in other entities and for investments in corporate joint ventures. Under the equity method, the original investment is recorded at cost and adjusted by the Company's share of undistributed earnings or losses of the entity. All other investments are carried at cost.

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

     Environmental Expenditures - Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities, including remediation investigation and feasibility study costs, when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as a receivable when they are estimable and probable.

     Foreign Currency Translation - Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. Revenues and expenses are translated using average exchange rates prevailing during the year. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of shareholders' equity. Foreign currency exchange gains and losses are included in net income. Realized and unrealized foreign currency exchange gains and losses for the years presented were not material.

     Futures Contracts and Commodity Price Swaps - In connection with the anticipated purchase of raw materials for certain fixed-price sales arrangements, the Company enters into futures contracts and commodity price swaps to reduce the risk of cost increases. These futures contracts and commodity price swaps are accounted for as hedges, and, accordingly, unrealized gains and losses are deferred and included in cost of sales in the periods when the purchases are made.

     Earnings per Common Share - Primary earnings per common share are computed by dividing net income (less preferred dividends, net of tax benefits) by the weighted average number of common shares and common share equivalents outstanding during the period. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS 123, "Accounting for Stock-Based Compensation" which become effective for fiscal years beginning after December 15, 1995. The Company will adopt these statements effective July 1, 1996. SFAS 121 establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets, identifiable intangibles and goodwill. The Company does not expect that the adoption of SFAS 121 will have a material effect on its financial position or results of operations. SFAS 123 allows entities to choose between a new fair value based method of accounting for stock-based compensation and the current method of accounting prescribed by Accounting Principles Board Opinion 25 (APB 25). Entities electing to continue using APB 25 must make pro forma disclosures of net income and earnings per share as if the fair market value method of accounting had been applied. The Company expects to continue accounting for stock-based compensation in accordance with APB 25. The pro forma effect for fiscal 1996 has not yet been determined.

     Company-Owned Life Insurance Program - The Company has a company-owned life insurance program covering essentially all of the U.S.-based employees. At June 30, 1996 and 1995, the cash surrender values, $81.4 million and $54.4 million, and the insurance policy loans, $80.7 million and $53.9 million, respectively, were netted and included in other assets on the consolidated balance sheet. The purpose of the program is to provide cash to fund employee benefit obligations and for other corporate purposes.

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

 2.  Two-for-One Common Stock Split

     On August 10, 1995, the Board of Directors of the Company declared a two-for-one common stock split which was distributed to shareholders of record on September 1, 1995.
     The par value of common shares remained at $5 per share.

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

 3.  Acquisitions of Businesses

     During the past three fiscal years, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

          On November 9, 1995, the Company acquired the net assets of Green Bay Supply Co., Inc., for $10.8 million in cash, including acquisition costs. Green Bay is a master distributor which purchases specialty metal products globally and resells them to independent distributors in the United States. The purchase price approximates the fair value of the assets acquired.

          On October 26, 1995, the Company acquired all of the outstanding shares of Parmatech Corporation in exchange for 120,786 shares of treasury common stock with a fair value of $4.5 million and paid acquisition costs. Parmatech manufactures complex, net or near-net shape parts from a powder metal slurry using an injection molding process. The excess of purchase price over the fair values of the net assets acquired was $4.1 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

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

          On July 28, 1993, the Company acquired all of the outstanding shares of Aceros Fortuna, S.A. de C.V., a Mexican steel distribution company, and two affiliated companies for cash of $20.4 million, paid $2.5 million for agreements not to compete and paid acquisition costs. In addition, the Company acquired equipment from an affiliated company in Mexico for $5.1 million. The excess of the purchase price over the fair values of the net assets acquired was $8.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

          Fiscal 1996 and 1995 also include other acquisitions which are immaterial.

     The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of acquisition, as follows:

     (in thousands)                 1996      1995      1994
     --------------                ---------------------------
     Working capital, other
       than cash                   $ 9,457   $ 1,894   $ 6,552
     Property, plant and
       equipment                     4,612    10,200     6,634
     Other assets                    2,158     1,740     2,661
     Goodwill                        4,094     8,154     8,213
     Noncurrent liabilities         (2,520)   (5,756)   (1,737)
                                   ---------------------------
     Purchase price, net of
       cash received               $17,801   $16,232   $22,323
                                   ===========================

     The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisitions in fiscal 1996 and 1995 had taken place at the beginning of fiscal 1995, consolidated net sales would have been $879.8 million for fiscal 1996, and $793.3 million for fiscal 1995. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for fiscal 1996 and 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1995.

 4.  Investment in Joint Venture

     The Company's investment in Walsin-CarTech Specialty Steel Corporation, a corporate joint venture in Taiwan with Walsin Lihwa Corporation, was $9.8 million at June 30, 1996 and $49.1 million at June 30, 1995. This investment is being accounted for using the equity method of accounting. The investment account has been increased for interest costs capitalized during the pre-operating period and acquisition costs. As these costs are amortized, the investment account is reduced. The Company's share of the joint venture's foreign currency translation adjustments is reflected in both the investment account and shareholders' equity on the consolidated balance sheet.

     From inception on September 2, 1993 through March 19, 1996, the Company owned a 19 percent interest in the joint venture, which became operational in January 1995. On March 19, 1996, the Company sold a portion of its interest in the joint venture to Walsin Lihwa Corporation, reducing its ownership interest to 5 percent. The Company received $32.7 million in cash from the sale which resulted in a $2.7 million pre-tax gain, which is included in other income on the consolidated statement of income. Additionally, Walsin Lihwa may acquire the Company's remaining 5 percent interest for the original purchase cost, plus interest at any time prior to March 19, 1998. Walsin Lihwa holds the right of first refusal should the Company seek to sell its remaining interest in the joint venture.

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

     In addition, the joint venture and the Company have a distribution agreement establishing the Company as a distributor of the joint venture's products in North, Central and South America.

 5.  Inventories

                                                  June 30
     (in thousands)                            1996      1995
     --------------                          ------------------
     Finished and purchased products         $129,184  $ 92,930
     Work in process                          134,751   110,468
     Raw materials and supplies                58,388    41,602
                                             ------------------
     Total at current cost                    322,323   245,000
                                             ------------------
     Less excess of current cost
       over LIFO values                       161,871   153,617
                                             ------------------
                                             $160,452  $ 91,383
                                             ==================

     Current cost of LIFO-valued inventories was $280.1 million at June 30, 1996 and $219.7 million at June 30, 1995. Reductions in LIFO-valued inventories resulted in an increase in income before the extraordinary charge of approximately $12.1 million or $.75 per share in the year ended June 30, 1994. There were no LIFO accounting effects in the years ended June 30, 1996 and 1995.

 6.  Property, Plant and Equipment

                                                  June 30
     (in thousands)                            1996      1995
     --------------                          ------------------
     Land                                    $  7,374  $  7,222
     Buildings and building equipment         154,871   151,151
     Machinery and equipment                  620,153   594,579
     Construction in progress                  27,299    10,803
                                             ------------------
     Total at cost                            809,697   763,755
                                             ------------------
     Less accumulated depreciation
       and amortization                       390,225   360,175
                                             ------------------
                                             $419,472  $403,580
                                             ==================

     The estimated useful lives are principally 45 years for buildings and 20 years for machinery and equipment. The ranges are as follows:

                                                     Estimated Useful Lives
      Buildings and building equipment:
       Land improvements                                           20 years
       Buildings and equipment                               20 to 45 years

      Machinery and equipment:
       Machinery and equipment                                5 to 20 years
       Autos and trucks                                        3 to 6 years
       Office furniture and equipment                         3 to 10 years

     For the years ended June 30, 1996, 1995 and 1994, depreciation expense was $33.7 million, $31.2 million and $29.0 million, respectively.

 7.  Other Accrued Liabilities

                                                  June 30
     (in thousands)                            1996      1995
     --------------                          ------------------
     Medical expenses                        $ 10,690  $ 10,645
     Interest                                   5,557     4,872
     Environmental costs                        1,298     1,593
     Other                                     12,901    11,574
                                             ------------------
                                             $ 30,446  $ 28,684
                                             ==================

 8.  Debt Arrangements

     During fiscal 1995, the Company issued $80.0 million of medium-term debt securities with a 7.38% average interest rate under a Form S-3 registration statement ("Shelf Registration") on file with the Securities and Exchange Commission. The proceeds were used to retire borrowings under credit arrangements. At June 30, 1996, the Company had an additional $20.0 million of medium-term debt securities available for issuance under the Shelf Registration.

     The Company has a $150.0 million financing arrangement with a number of banks, providing for the availability of $125.0 million of revolving credit to January 1998 and lines of credit of $25.0 million. Interest is based on short-term market rates or competitive bids. At June 30, 1996, there were no borrowings outstanding under the revolving credit agreement, $9.0 million outstanding under the lines of credit and an additional $10.0 million of short-term debt outstanding consisting of commercial paper.

     For the years ended June 30, 1996, 1995 and 1994, interest cost totaled $19.3 million, $17.8 million and $19.6 million, of which $.4 million, $3.3 million and $4.1 million, respectively, was capitalized.

     The weighted average interest rates for short-term borrowings during fiscal 1996 and 1995 were 6.0% and 6.1%, respectively.

     Long-term debt outstanding at June 30, 1996 and 1995, consists of the following:

     (in thousands)                                 1996      1995
     --------------                               ------------------
     9% Sinking fund debentures due 2022;
      sinking fund requirements are
      $5.0 million annually from 2003 to 2021     $ 99,559  $ 99,542
     Medium-term notes at 6.78% to 7.80%
      due from 1998 to 2005                         80,000    80,000
     10.45% Senior notes, series B,
      due in annual installments of
      $3.0 million through 1999                      9,000    12,000
     9.4% Notes due in annual installments
      of $3.6 million through 1997                   3,571     7,143
     Capitalized lease obligations at
      7.6% to 10.1% due in installments
      through 2006                                   2,233     2,351
     Other                                             671     1,012
                                                  ------------------
     Total                                         195,034   202,048
                                                  ------------------
     Less amounts due within one year                7,010     7,286
                                                  ------------------
                                                  $188,024  $194,762
                                                  ==================

     Aggregate maturities of long-term debt for the four years subsequent to June 30, 1997 are $3.3 million in fiscal 1998, $13.3 million in fiscal 1999, $15.2 million in fiscal 2000, and $10.1 million in fiscal 2001.

     During fiscal 1994, the Company used proceeds from the revolving credit facilities to retire at a premium $55.3 million of its 12-7/8% debentures originally due in 2014. This retirement resulted in an extraordinary charge after taxes of $2.0 million including unamortized discount and issue costs, or $.13 per share. Although the funding for the retirement originally came from the Company's credit facilities, it was replaced with the medium-term debt securities described earlier.

     The Company's financing arrangements contain restrictions which, among other things, limit the aggregate amount of the Company's dividends. Reinvested earnings available for dividends at June 30, 1996, were approximately $132.8 million.

 9.  Financial Instruments

     The Company's financial instrument portfolio is comprised of cash and cash equivalents, raw material futures contracts and commodity price swaps, company-owned life insurance, and short- and long-term debt instruments.

     The carrying amounts for cash, cash equivalents, and short-term debt approximate their fair values due to the short maturities of these instruments. The carrying amount for company-owned life insurance is based on cash surrender values determined by the insurance carriers.

     The fair value of long-term debt as of June 30, 1996 and 1995, determined by using current interest rates and market values of similar issues, was approximately $205.5 million and $208.7 million, respectively.

     The fair value of raw material futures contracts and commodity price swaps is based on quoted market prices for these instruments. At June 30, 1996 and 1995, the Company had entered into contracts hedging future commodity purchases of approximately $21.6 million and $9.1 million, respectively. The fair market value of these contracts was $20.3 million and $12.2 million, respectively.

10.  Common Stock Purchase Rights

     The Company has issued one common stock purchase right ("Right") for every outstanding share of common stock. Except as otherwise provided in the Rights Agreement, the Rights will become exercisable and separate Rights certificates will be distributed to the shareholders: (1) 10 days following the acquisition of 20 percent or more of the Company's common stock, (2) 10 business days (or such later date as the Board may determine) following the commencement of a tender or exchange offer for 20 percent or more of the Company's common stock, or (3) 10 days after the Company's Board of Directors determines that a holder of 15 percent or more of the Company's shares has an interest adverse to those of the Company or its shareholders (an "adverse person"). Upon distribution, each Right would then entitle a holder to buy from the Company one newly issued share of its common stock for an exercise price of $145. After distribution, upon: (1) any person acquiring 20 percent of the outstanding stock (other than pursuant to a fair offer as determined by the Board), (2) a 20 percent holder engaging in certain self-dealing transactions, (3) the determination of an adverse person, or (4) certain mergers or similar transactions between the Company and holder of 20 percent or more of the Company's common stock, each Right (other than those held by the acquiring party) entitles the holder to purchase shares of common stock of either the acquiring company or the Company (depending on the circumstances) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by the Company for $.025 per Right at any time before they become exercisable. In fiscal 1996 the Rights Agreement was extended by the Board of Directors to June 26, 2006.

11.  Stock-Based Compensation

     The Company has three stock-based compensation plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

     1993 Plan:

     The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock, and determine the terms and conditions of each grant. In fiscal 1996, the plan was amended, subject to Shareholder approval, to provide for performance share awards. As of June 30, 1996 and 1995, 1,530,303 and 10,186 shares, respectively, were reserved for options and share awards which may be granted under this plan.

     Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant.

     Restricted stock awards vest equally at the end of each year of employment for the five-year period from the date of grant. When the restricted shares are issued, deferred compensation is recorded in the shareholders' equity section of the consolidated balance sheet. The deferred compensation is charged to expense over the vesting period. During fiscal 1996, 1995 and 1994, $.6 million, $.3 million and $.2 million, respectively, were charged to expense for vested restricted shares.

     Performance share awards are earned only if the Company achieves certain performance levels over a three-year period. The awards are payable in shares of common stock and expensed over the three-year performance period. In June 1996, 18,400 performance share awards were granted contingent on performance over the next three fiscal years. There was no charge to expense for these awards in fiscal 1996.

     1982 and 1977 Plans:

     The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, and are exercisable after one year of employment following the date of grant. Under the 1982 plan, options granted since August 9, 1990 expire ten years after grant, while options granted prior to that date have expired. Options granted under the 1977 plan expire ten years after grant. At June 30, 1996 and 1995, 164,620 and 284,720 shares, respectively, were reserved for options which may be granted under the 1977 plan.

     The Company also has a stock option plan which provides for the granting of stock options to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 1996 and 1995, 157,000 and 89,000 shares, respectively, were reserved for options which may be granted under this plan.

     A summary of the option activity under all plans for the past three years follows:

                                        Number of  Option Price
                                         Shares     per Share
                                        -----------------------
     Balance June 30, 1993               786,070  $19.00-$27.06
     Granted                             136,760  $26.88-$30.19
     Exercised                          (195,318) $19.00-$25.75
     Cancelled                            (3,160) $24.12-$27.06
                                        -----------------------
     Balance June 30, 1994               724,352  $19.00-$30.19
     Granted                             144,000  $28.32-$32.56
     Exercised                           (70,810) $22.38-$30.19
     Cancelled                            (3,390) $24.12-$30.19
                                        -----------------------
     Balance June 30, 1995               794,152  $19.00-$32.56
     Granted                             270,500  $33.00-$39.12
     Exercised                          (241,546) $19.00-$30.19
     Cancelled                            (9,600) $28.32-$32.56
                                        -----------------------
     Balance June 30, 1996               813,506  $19.00-$39.12
                                        =======================
     At June 30, 1996, 543,006 of the 813,506 options outstanding were exercisable. Of the options outstanding at June 30, 1996, 428,830 relate to the 1993 plan, 146,574 relate to the 1982 plan, 154,580 relate to the 1977 plan and 83,522 relate to the plan for non-employee Directors. No adjustments to income are made with respect to options granted or exercised under the plans.

12.  Pension Plans

     The Company has several noncontributory defined benefit pension plans, which cover a majority of its employees. The benefits are based primarily upon employees' years of service and average earnings prior to retirement. The Company's funding policy for the domestic plans is to contribute, at a minimum, amounts sufficient to meet ERISA requirements. Plan assets are held in trust, and consist primarily of publicly traded common stocks and fixed income instruments.

     Net pension credits included the following components:

     (in thousands)                       1996      1995      1994
     --------------                     ----------------------------
     Service cost of benefits earned    $ 11,439  $  9,852  $  9,891
     Interest cost on projected
       benefit obligation                 28,852    27,255    25,576
     Return on plan assets:
      Actual                             (96,868)  (83,917)   (8,351)
      Deferred gain (loss)                50,363    42,733   (34,297)
     Net amortization and deferral        (2,240)   (2,727)   (3,304)
                                        ----------------------------
     Net pension credits                $ (8,454) $ (6,804) $(10,485)
                                        ============================
     Principal actuarial assumptions:
      Discount rate                         7.5%      8.0%      7.5%
      Long-term rate of compensation
       increase                             4.5%      4.5%      4.5%
      Long-term rate of return on
       plan assets                          9.0%      9.0%      9.0%

     The .5% discount rate changes decreased the pension credit by $.8 million in fiscal 1996 and increased the pension credit by $.7 million in fiscal 1995.

     The funded status of these plans at June 30, 1996 and 1995 is summarized as follows:

                                        Overfunded Plans   Underfunded Plans
    (in thousands)                       1996      1995      1996      1995
    --------------                     --------------------------------------
    Plan assets at fair value          $598,648  $527,009  $  1,888  $  1,378
                                       --------------------------------------
    Actuarial present value of
      benefit obligations:
      Vested                            310,648   271,332     9,006     7,214
      Non-vested                         60,433    55,694       397       332
                                       --------------------------------------
      Accumulated benefit obligation    371,081   327,026     9,403     7,546
      Effect of future com-
        pensation increases              64,531    58,225     3,248     3,393
                                       --------------------------------------
      Projected benefit obligation      435,612   385,251    12,651    10,939
                                       --------------------------------------
    Plan assets in excess of
      (less than) projected
      benefit obligation               $163,036  $141,758  $(10,763) $ (9,561)
    Unrecognized net (gain) loss -
     experience different from
     assumptions                        (90,990)  (47,565)    3,527     3,008
    Unrecognized transition
     (asset) obligation                 (14,491)  (17,387)      417       463
    Unrecognized prior service cost      33,919     4,376       294       717
                                       --------------------------------------
    Prepaid (accrued) pension cost     $ 91,474  $ 81,182  $ (6,525) $ (5,373)
                                       ======================================
    Principal actuarial assumptions:
     Discount rate                        7.5%      7.5%      8.1%      7.1%
     Long-term rate of
      compensation increase               4.5%      4.5%      6.8%      6.0%

    The actuarial present value of the projected benefit obligation is computed assuming the continuing existence of the plans. The obligation to fund these plans would be substantially higher than the accumulated benefit obligation if the plans were terminated.

    In fiscal 1996, the domestic pension plans were amended to provide an improved pension formula for participants and a pension increase for participants who retired before January 1, 1992. These amendments increased the prior service cost as of June 30, 1996 by $29.9 million.

    The underfunded plans include the pension plan of the Company's Mexican operations and several supplemental retirement plans for certain key employees and outside directors. During fiscal 1995, the Company established a company-owned life insurance program covering certain key employees and outside directors. The purpose of the program is to provide for the Company's obligation under the supplemental retirement plans. As of June 30, 1996 and 1995, the cash surrender value of $4.2 million and $2.0 million, respectively, was included in other assets on the consolidated balance sheet.

    The Company also maintains defined contribution pension and savings plans for substantially all domestic employees. The Company contributions were $4.8 million in fiscal 1996, $4.5 million in fiscal 1995 and $3.7 million in fiscal 1994. There were 1,357,110 common shares reserved for issuance under the savings plans at June 30, 1996.

13. Postretirement Medical and Life Insurance Benefits

    In addition to pension plan benefits, the Company provides health care and life insurance benefits for a majority of its retired employees and covered dependents. Eligible employees receive these benefits upon normal retirement.

    Expense of postretirement medical and life insurance benefits consisted of the following components:

    (in thousands)                            1996      1995      1994
    -------------                           ----------------------------
    Service cost of benefits earned         $  2,317  $  2,287  $  2,803
    Interest cost on accumulated
     postretirement benefit obligation         9,767    10,317    10,622
    Return on plan assets:
     Actual                                   (4,548)   (6,023)      370
     Deferred gain (loss)                      2,274     4,675    (1,341)
    Net amortization and deferral             (1,575)   (1,031)        -
                                            ----------------------------
    Postretirement medical and
     life insurance benefits expense        $  8,235  $ 10,225  $ 12,454
                                            ============================
    Principal actuarial assumptions:
     Discount rate                              7.5%      8.0%      7.5%
     Return on plan assets                      9.0%      9.0%      9.0%
     Trend rate - beginning*                   10.0%     11.0%     12.0%
     Trend rate - ultimate                      6.0%      6.0%      6.0%

    *Declines 1% per year to the ultimate rate.

    The .5% discount rate changes increased expense $.7 million in fiscal 1996 and decreased expense $.8 million in fiscal 1995.

    The funded status of the postretirement medical and life insurance benefit plans at June 30, 1996 and 1995, is summarized as follows:

    (in thousands)                            1996      1995
    --------------                          ------------------
    Accumulated postretirement
     benefit obligation (APBO):
      Retirees                              $ 90,669  $ 83,879
      Fully eligible active
       plan participants                      24,751    20,702
      Other active plan participants          28,968    28,555
                                            ------------------
        Total APBO                           144,388   133,136
    Plan assets at fair value                 33,624    24,586
                                            ------------------
    APBO in excess of plan assets            110,764   108,550
    Unrecognized net gain                     35,074    38,477
    Unrecognized prior service cost           (2,111)   (1,441)
                                            ------------------
    Accrued postretirement benefits         $143,727  $145,586
                                            ==================

    Principal actuarial assumptions:
     Discount rate                              7.5%      7.5%
     Trend rate - beginning*                    9.0%     10.0%
     Trend rate - ultimate                      6.0%      6.0%

    *Declines 1% per year to the ultimate rate.


    The health-care cost trend rate assumption has a significant effect on the amounts reported. If the assumed health-care cost trend rate was increased by 1 percent, the APBO at June 30, 1996 would increase by $18.0 million and the postretirement benefit expense for fiscal 1996 would have increased by $1.7 million.

    The Company has been voluntarily contributing amounts into a Voluntary Employee Trust Fund (VEBA) since fiscal 1992. Plan assets are invested in trust-owned life insurance.

14. Employee Stock Ownership Program

    The Company has a leveraged employee stock ownership plan ("ESOP") to assist a majority of its employees with their future retiree medical obligations. The Company issued 461.5 shares of convertible preferred stock at $65,000 per share to the ESOP in exchange for a $30.0 million 15-year, 9.345% note which is included in the shareholders' equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

    Principal and interest obligations on the note are satisfied by the ESOP as the Company makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees' accounts within the ESOP. The Company contributed $1.3 million in fiscal 1996, $1.1 million in fiscal 1995 and $.9 million in fiscal 1994 to the ESOP. Compensation expense related to the plan was $2.0 million in fiscal 1996 and 1995 and $2.1 million in fiscal 1994.

    As of June 30, 1996, the ESOP held 453.1 shares of the convertible preferred stock, consisting of 116.1 allocated shares and 337.0 unallocated shares. Each preferred share is convertible into 2,000 shares of common stock. There are 906,109 common shares reserved for issuance under the ESOP at June 30, 1996. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. The stock is redeemable at the Company's option at any time after September 5, 1996 at an initial price of $67,600 per share, declining to $65,000 per share by 2001.

15. Supplemental Data

    (in thousands)                  1996      1995      1994
    --------------                ----------------------------
    Research and development      $ 13,825  $ 12,302  $ 13,597
    Repairs and maintenance       $ 53,369  $ 49,305  $ 42,862

16. Income Taxes

    Provisions for income taxes consisted of the following:

    (in thousands)                  1996      1995      1994
    --------------                ----------------------------
    Current:
     Federal                      $ 28,057  $ 20,117  $ 18,040
     State                           2,018     2,488       798
     Foreign                           420     1,160     1,544

    Deferred:
     Federal                         3,589     4,332     4,937
     State                            (211)   (1,437)     (128)
     Foreign                         1,149       419      (752)
                                  ----------------------------
                                  $ 35,022  $ 27,079  $ 24,439
                                  ============================

    The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

    (% of pre-tax income)          1996      1995      1994
    ---------------------         -------------------------
    Federal tax rate              35.0%     35.0%     35.0%
    Increase (decrease) in
     taxes resulting from:
      State income taxes, net
       of federal tax benefit      2.0       4.1       1.7
      Federal and state tax
       rate changes               (0.5)     (2.0)      1.4
      Other, net                   0.3      (0.8)      0.9
                                  -------------------------
    Effective tax rate            36.8%     36.3%     39.0%
                                  =========================

    Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 1996 and 1995:

    (in thousands)                       1996      1995
    -------------                      ------------------
    Deferred tax liabilities:
     Depreciation and amortization     $110,906  $110,921
     Prepaid pensions                    30,659    26,578
     Other                               14,614    15,755
                                       ------------------
     Total deferred tax liabilities     156,179   153,254
                                       ------------------
    Deferred tax assets:
     Postretirement provisions           54,557    56,000
     Other reserve provisions            20,576    21,168
     Valuation allowance                 (1,301)     (502)
                                       ------------------
     Total deferred tax assets           73,832    76,666
                                       ------------------
    Net deferred tax liability         $ 82,347  $ 76,588
                                       ==================

    The change in the valuation allowance in fiscal 1996 relates to pre-acquisition net operating loss carryforwards of an acquired company.

17. Commitments and Contingencies

    Environmental

    The Company is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the year ended June 30, 1996, no expense was recognized, but for the years ended June 30, 1995 and 1994, $1.0 million and $1.2 million, respectively, were charged to operations for environmental remediation costs. The liability recorded for environmental cleanup costs, including remediation investigation and feasibility study costs remaining at June 30, 1996 and 1995, was $5.6 million and $5.9 million, respectively.

    In June 1996, the Company entered into a partial settlement of litigation relating to insurance coverages for certain superfund sites and recognized income of $4.1 million. The amounts receivable for recoveries from this settlement and from potentially responsible parties ("PRPs") at June 30, 1996 and 1995, were $4.2 million and $1.2 million, respectively.

    Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology and the identification of presently unknown remediation sites and the allocation of costs among the PRPs. Based upon information presently available, such future costs are not expected to have a material effect on the Company's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

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

                          SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are usually influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest because of annual plant vacation and maintenance shutdowns in this period by Carpenter and by many of our customers. This seasonal pattern can be disrupted by major economic cycles or special accounting adjustments.

(dollars in thousands-
except per share       First     Second      Third     Fourth      Fiscal
amounts)              Quarter    Quarter    Quarter    Quarter(1)   Year
- ---------------------------------------------------------------------------
Results of Operations
Fiscal 1996
  Net sales           $184,469   $210,126   $233,274   $237,455   $865,324
  Gross profits       $ 48,264   $ 52,897   $ 58,699   $ 68,681   $228,541
  Net income          $ 11,906   $ 12,293   $ 14,726   $ 21,223   $ 60,148
- --------------------------------------------------------------------------
Fiscal 1995
  Net sales           $156,084   $172,400   $211,636   $217,412   $757,532
  Gross profits       $ 34,516   $ 44,483   $ 57,535   $ 56,829   $193,363
  Net income          $  4,932   $  9,827   $ 15,363   $ 17,370   $ 47,492
- --------------------------------------------------------------------------
Per Common Share
Fiscal 1996
  Primary earnings    $    .70   $    .71   $    .86   $   1.24   $   3.51
  Fully-diluted
   earnings           $    .67   $    .69   $    .83   $   1.19   $   3.38
- --------------------------------------------------------------------------
Fiscal 1995
  Primary earnings    $    .28   $    .58   $    .91   $   1.04   $   2.81
  Fully-diluted
   earnings           $    .27   $    .56   $    .89   $    .98   $   2.70
- --------------------------------------------------------------------------

(1) Changes in Pennsylvania income tax laws resulted in increases to net income of $1.5 million, or $.09 per share, during the fourth quarter of fiscal 1995.

Item 9.   Disagreements on Accounting and Financial Disclosure

          Not Applicable

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required as to directors is incorporated herein by reference to the "Election of Directors" section of the 1996 definitive Proxy Statement.

     Information concerning the Company's executive officers appears in
Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference from the 1996 definitive Proxy Statement under the "Election of Directors" section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The security ownership of directors and officers as a group is described in the 1996 definitive Proxy Statement under "Security Ownership of Directors and Officers" section. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference from the 1996 definitive Proxy Statement under the "Election of Directors" section.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Documents Filed as Part of this Report:

     (1) The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. Financial Statements):

          Report of Independent Accountants
          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.


                     REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF CARPENTER TECHNOLOGY CORPORATION

     Our report on the consolidated financial statements of Carpenter Technology Corporation and subsidiaries is included on page 20 of the 1996 Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



s/Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 29, 1996

       (2) The following documents are filed as exhibits:

           3.  Articles of Incorporation and By-Laws of the Company
           4. Instruments Defining the Rights of Security Holders, Including Indentures
          10.  Material Contracts
          11.  Statement re Computation of Per Share Earnings
          12.  Statement re Computation of Ratios
          23.  Consent of Experts and Counsel
          24.  Powers of Attorney
          27.  Financial Data Schedule
          99.  Additional Exhibits

          (b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K dated May 3, 1996 with respect to the amendment and extension of the Rights Agreements described in Exhibit 4B of the
          Exhibit Index.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARPENTER TECHNOLOGY CORPORATION


                           By s/G. Walton Cottrell
                              G. Walton Cottrell
                              Sr. Vice President - Finance &
                               Chief Financial Officer

Date:  September 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


s/Robert W. Cardy       Chairman, President &            September 26, 1996
- ----------------------    Chief Executive Officer
Robert W. Cardy           and Director (Principal
                          Executive Officer)


s/G. Walton Cottrell    Sr. Vice President -             September 26, 1996
- ----------------------   Finance & Chief
G. Walton Cottrell       Financial Officer


s/Edward B. Bruno       Controller (Principal            September 26, 1996
- ----------------------    Accounting Officer)
Edward B. Bruno

          *                   Director                   September 26, 1996
- ----------------------
Marcus C. Bennett


          *                   Director                   September 26, 1996
- ----------------------
William S. Dietrich II


          *                   Director                   September 26, 1996
- ----------------------
C. McCollister Evarts, M.D.


          *                   Director                   September 26, 1996
- ----------------------
Carl R. Garr

          *                   Director                   September 26, 1996
- ----------------------
William J. Hudson, Jr.


          *                   Director                   September 26, 1996
- ----------------------
Arthur E. Humphrey


          *                   Director                   September 26, 1996
- ----------------------
Edward W. Kay


          *                   Director                   September 26, 1996
- ----------------------
Frederick C. Langenberg


          *                   Director                   September 26, 1996
- ----------------------
Marlin Miller, Jr.


          *                   Director                   September 26, 1996
- ----------------------
Paul R. Roedel


          *                   Director                   September 26, 1996
- ----------------------
Kathryn C. Turner


          *                   Director                   September 26, 1996
- ----------------------
Kenneth L. Wolfe


Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: Marcus C. Bennett, William S. Dietrich II, C. McCollister Evarts, M.D., Carl R. Garr, William J. Hudson, Jr., Arthur E. Humphrey, Edward W. Kay, Frederick C. Langenberg, Marlin Miller, Jr., Paul R. Roedel, Kathryn C. Turner, Kenneth L. Wolfe, are being filed with the Securities and Exchange Commission.



                           *By s/John R. Welty
                               -------------------
                               John R. Welty
                               Attorney-in-fact

             CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

              SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                              (in thousands)



Column A                     Column B      Column C        Column D  Column E
- --------                     --------      --------        --------  --------
                             Balance       Additions
                             at Beg-   Charged   Charged             Balance
                             inning    to        to                  at End
                             of        Costs &   Other     Deduc-    of
Description                  Period    Expenses  Accts(1)  tions(2)  Period
- -----------                  ------    --------  -----     -----     ------

Year ended
  June 30, 1996:

  Allowance for doubtful
   accounts receivable       $1,034    $  440    $  472    $ (697)   $1,249

Year ended
  June 30, 1995:

  Allowance for doubtful
   accounts receivable       $  619    $  578    $  338    $ (501)   $1,034

Year ended
  June 30, 1994:

  Allowance for doubtful
   accounts receivable       $  500    $  470    $  316    $ (667)   $  619



 (1) Includes beginning balances of acquired businesses and recoveries of accounts previously written off, net of collection expenses.

 (2)  Doubtful accounts written off.