Form 10-Q
period 1996-09-30
CARPENTER TECHNOLOGY CORP
filed 1996-11-12
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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
                                                          Yes  X     No
                                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996.


Common stock, $5 par value                   16,619,528
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                     CARPENTER TECHNOLOGY CORPORATION


                                 FORM 10-Q


                                   INDEX




                                                              Page
                                                              ----
Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet September 30, 1996 (Unaudited)
    and June 30, 1996........................................ 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three Months Ended September 30, 1996 and 1995...........   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Three Months Ended September 30, 1996 and 1995...........   6

  Notes to Consolidated Financial Statements................. 7 & 8

  Management's Discussion and Analysis of Results
    of Operations............................................   9


Part II  OTHER INFORMATION...................................10 & 11

Exhibit Index................................................  E-1

PART I
                     CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                   September 30, 1996 and June 30, 1996
                     (in thousands, except share data)




                                        September 30   June 30
                                            1996         1996
                                        ------------  ----------
                                        (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents             $ 14,444       $ 13,159

  Accounts receivable, net               113,243        137,103

  Inventories                            164,858        160,452

  Deferred income taxes                    1,289          2,113

  Other current assets                    13,568         11,643
                                        --------       --------
    Total current assets                 307,402        324,470




Property, plant and equipment,
  at cost                                829,220        809,697

Less accumulated depreciation
  and amortization                       398,520        390,225
                                        --------       --------
                                         430,700        419,472


Prepaid pension cost                      94,201         91,474

Investment in joint venture                9,110          9,760

Goodwill, net                             18,525         18,792

Other assets                              48,983         48,003
                                        ________       ________


Total assets                            $908,921       $911,971
                                        ========       =========





       See accompanying notes to consolidated financial statements.

                    CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                   September 30, 1996 and June 30, 1996
                     (in thousands, except share data)

                                                    September 30     June 30
LIABILITIES                                            1996            1996
-----------                                          ---------       --------
                                                    (Unaudited)
Current liabilities:
  Short-term debt                                     $ 45,508       $ 18,964
  Accounts payable                                      59,280         75,811
  Accrued compensation                                  13,546         26,088
  Accrued income taxes                                  12,635         13,656
  Other accrued liabilities                             26,397         30,446
  Current portion of long-term debt                      6,892          7,010
                                                      ________       ________
    Total current liabilities                          164,258        171,975

Long-term debt, net of current portion                 187,990        188,024

Accrued postretirement benefits                        137,827        137,738

Deferred income taxes                                   85,183         84,460

Other liabilities and deferred income                   21,370         20,697

SHAREHOLDERS' EQUITY
--------------------
Preferred stock - $5 par value,
 authorized 2,000,000 shares; issued
 452.1 shares at September 30, 1996
 and 453.1 shares at June 30, 1996                      28,515         28,581

Common stock at $5 par value -
 authorized 50,000,000 shares; issued
 19,550,348 shares at September 30, 1996
 and 19,545,751 shares at June 30, 1996                 97,752         97,729

Capital in excess of par value - common stock           13,589         13,498

Reinvested earnings                                    270,177        267,956

Common stock in treasury, at cost - 2,930,820
 shares at September 30, 1996 and 2,930,074
 shares at June 30, 1996                               (64,507)       (64,483)

Deferred compensation                                  (22,184)       (22,830)

Foreign currency translation adjustments               (11,049)       (11,374)
                                                      --------       --------
  Total shareholders' equity                           312,293        309,077
                                                      --------       --------
Total liabilities and shareholders' equity            $908,921       $911,971
                                                      ========       ========

      See accompanying notes to consolidated financial statements.

                     CARPENTER TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
          for the three months ended September 30, 1996 and 1995
                   (in thousands, except per share data)




                                              1996           1995
                                              ----           ----
Net sales                                   $194,746       $184,469
                                            --------       --------
Costs and expenses:

  Cost of sales                              148,318        136,205

  Selling and administrative expenses         29,555         24,985

  Interest expense                             4,426          4,582

  Equity in loss of joint venture                656            225

  Other income, net                             (584)          (396)
                                            --------       --------
                                             182,371        165,601
                                            --------       --------
Income before income taxes                    12,375         18,868

Income taxes                                   4,300          6,962
                                            --------       --------
Net income                                  $  8,075       $ 11,906
                                            ========       ========

Earnings per common share:

  Primary                                   $    .46       $    .70
                                            ========       ========
  Fully Diluted                             $    .45       $    .67
                                            ========       ========
Weighted average common
  shares outstanding                          16,712         16,538
                                            ========       ========
Cash dividends per common share             $    .33       $    .33
                                            ========       ========








          See accompanying notes to consolidated financial statements.

                     CARPENTER TECHNOLOGY CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
          for the three months ended September 30, 1996 and 1995
                              (in thousands)
                                                        1996         1995
OPERATIONS                                              ----         ----
Net income                                           $  8,075     $ 11,906
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                       9,190        8,482
    Deferred income taxes                               1,502        1,619
    Prepaid pension cost                               (2,727)      (2,567)
    Equity in loss of joint venture                       656          225
Changes in working capital and other:
    Receivables                                        23,902       13,027
    Inventories                                        (4,316)     (22,807)
    Accounts payable                                  (16,544)       3,569
    Accrued current liabilities                       (17,646)      (8,229)
    Other, net                                         (1,213)         547
                                                     --------     --------
    Net cash provided from operations                     879        5,772
                                                     --------     --------
INVESTING ACTIVITIES
Purchases of plant and equipment                      (20,252)      (6,498)
Disposals of plant and equipment                          104          387
                                                     --------     --------
    Net cash used for investing activities            (20,148)      (6,111)
                                                     --------     --------
FINANCING ACTIVITIES
Provided by (payments on) short-term debt              26,544       (6,507)
Payments on long-term debt                               (152)        (139)
Dividends paid                                         (5,854)      (5,785)
Proceeds from issuance of common stock                      -        3,287
                                                     --------     --------
    Net cash provided from (used for)
      financing activities                             20,538       (9,144)
                                                     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                     16          (23)
                                                     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,285       (9,506)

Cash and cash equivalents at beginning of period       13,159       20,120
                                                     --------     --------
Cash and cash equivalents at end of period           $ 14,444     $ 10,614
                                                     ========     ========
SUPPLEMENTAL DATA:
  Interest payments, net of amounts capitalized      $  7,545     $  6,829
  Income tax payments, net of refunds                $  3,640     $    457




              See accompanying notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
     September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K.

          The June 30, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)


 3.  Inventories
     -----------
                                            September 30     June 30
                                                1996           1996
                                              --------       --------
                                                   (in thousands)

     Finished and purchased products          $129,137       $129,184
     Work in process                           148,262        134,751
     Raw materials and supplies                 49,145         58,388
                                              --------       --------
     Total at current cost                     326,544        322,323

     Excess of current cost over LIFO values   161,686        161,871
                                              --------       --------
     Inventory per Balance Sheet              $164,858       $160,452
                                              ========       ========

          The current cost of LIFO-valued inventories was $297.1 million at September 30, 1996 and $295.4 million at June 30,
     1996.

 4.  Accounting Pronouncements
     -------------------------
          The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS 123, "Accounting for Stock-Based Compensation" which became effective for fiscal years beginning after December 15, 1995. The Company adopted these statements effective
     July 1, 1996. SFAS 121 establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets, identifiable intangibles and goodwill. The adoption of SFAS 121 in the quarter ended September 30, 1996 did not have a material effect on the accompanying financial statements. SFAS 123 allows entities to choose between a new fair value based method of accounting for stock-based compensation and the current method of accounting prescribed by Accounting Principles Board Opinion 25 ("APB 25"). Entities electing to continue using APB 25 must make annual pro forma disclosures of net income and earnings per share as if the fair market value method of accounting had been applied. The Company will continue accounting for stock-based compensation in accordance with APB 25.

     MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
     -----------------------------------------------------------

     Net income for the quarter was $8.1 million and primary earnings per share were $.46 versus $11.9 million or $.70 per share in the same quarter last year. The decrease in earnings was primarily a result of an extended maintenance shutdown period, which resulted in lower manu-facturing levels and higher repair spending levels.

     Sales were $194.7 million, a 6 percent increase over the $184.5 million in the same period last year. The increase in sales was primarily the result of including the results of companies acquired after September 30, 1995, and an improved Steel Division product mix. Core Steel Division unit volume shipments were down 6 percent, compared to the year earlier period.

     Cost of sales as a percent of net sales increased to 76 percent in the current year's first fiscal quarter from 74 percent in last year's first quarter. A decrease in raw material costs was more than offset by increased maintenance costs as a result of the extended shutdown period. The extended shutdown was needed as a result of the high operating rate of manufacturing facilities over the past two fiscal years and the expectation that the high operating rate will continue.

     Selling and administrative costs were higher by $4.6 million, primarily as a result of increased depreciation, amortization, freight, travel costs and the inclusion of costs for the companies acquired during the past year.

     The effective tax rate for the first quarter was lower than the anticipated full year rate for fiscal 1997 because of changes in estimates in foreign tax liabilities.

PART II - OTHER INFORMATION
-------   -----------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject and there are no such proceedings which, to the knowledge of the Company, are contemplated by governmental authorities. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions, capital expenditures, deferred charges or charges to income exceeding ten percent of the current assets of the Company and its subsidiaries on a consolidated basis or (3) includes a governmental authority as a party and which the Company reasonably believes involves potential monetary sanctions in excess of $100,000.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

                3. Amendment to the By-Laws of the Company as adopted August 8, 1996

               11.  Statement regarding Computations of Per Share
                    Earnings

               12.  Statement regarding Computations of Ratios of
                    Earnings to Fixed Charges

               27.  Financial Data Schedule

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

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                          (Registrant)




Date:  November 12, 1996      s/G. Walton Cottrell
      -------------------     -------------------------------
                                G. Walton Cottrell
                                Sr. Vice President - Finance
                                  and Chief Financial Officer