Form 10-Q
period 1996-12-31
CARPENTER TECHNOLOGY CORP
filed 1997-02-07
CIK 17843

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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
                                                        Yes  X     No
                                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1996.


Common stock, $5 par value                   16,630,423
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                     CARPENTER TECHNOLOGY CORPORATION


                                 FORM 10-Q


                                   INDEX




                                                                Page

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet December 31, 1996 (Unaudited)
    and June 30, 1996.......................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Six Months Ended December 31, 1996 and 1995......   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Six Months Ended December 31, 1996 and 1995................   6

  Notes to Consolidated Financial Statements................... 7 & 8

  Management's Discussion and Analysis of Results
    of Operations.............................................. 9 & 10


Part II  OTHER INFORMATION.....................................11 - 14

Exhibit Index..................................................  E-1

PART I
                     CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                    December 31, 1996 and June 30, 1996
                     (in thousands, except share data)




                                        December 31    June 30
                                            1996         1996
                                        -----------    --------
                                        (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents             $ 12,137       $ 13,159

  Accounts receivable, net               108,433        137,103

  Inventories                            184,693        160,452

  Deferred income taxes                    1,250          2,113

  Other current assets                    14,305         11,643
                                        --------       --------
    Total current assets                 320,818        324,470




Property, plant and equipment,
  at cost                                859,396        809,697

Less accumulated depreciation
  and amortization                       406,539        390,225
                                        --------       --------
                                         452,857        419,472


Prepaid pension cost                      96,890         91,474

Investment in joint venture                9,049          9,760

Goodwill, net                             18,257         18,792

Other assets                              50,527         48,003
                                        ________       ________


Total assets                            $948,398       $911,971
                                        ========       ========




         See accompanying notes to consolidated financial statements.

                     CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                    December 31, 1996 and June 30, 1996
                     (in thousands, except share data)

                                        December 31    June 30
LIABILITIES                                 1996         1996
-----------                             -----------    --------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $ 68,459       $ 18,964
  Accounts payable                        56,787         75,811
  Accrued compensation                    17,767         26,088
  Accrued income taxes                    11,733         13,656
  Other accrued liabilities               30,480         30,446
  Current portion of long-term debt        3,300          7,010
                                        --------       --------
    Total current liabilities            188,526        171,975
Long-term debt, net of current portion   187,905        188,024
Accrued postretirement benefits          138,185        137,738
Deferred income taxes                     88,388         84,460
Other liabilities and deferred income     24,266         20,697

SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 451.1 shares at
 December 31, 1996 and 453.1 shares
 at June 30, 1996                         28,456         28,581

Common stock at $5 par value -
 authorized 50,000,000 shares; issued
 19,561,339 shares at December 31, 1996
 and 19,545,751 shares at June 30,
 1996                                     97,807         97,729

Capital in excess of par value -
  common stock                            13,828         13,498

Reinvested earnings                      277,949        267,956

Common stock in treasury, at cost -
 2,930,916 shares at December 31, 1996
 and 2,930,074 shares at June 30, 1996   (64,506)       (64,483)

Deferred compensation                    (21,546)       (22,830)

Foreign currency translation
  adjustments                            (10,860)       (11,374)
                                        --------       --------
  Total shareholders' equity             321,128        309,077
                                        ________       ________
Total liabilities and
  shareholders' equity                  $948,398       $911,971
                                        ========       ========


      See accompanying notes to consolidated financial statements.

                     CARPENTER TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
       for the three and six months ended December 31, 1996 and 1995
                   (in thousands, except per share data)


                            Three Months         Six Months
                         ------------------  ------------------
                           1996      1995      1996      1995
                           ----      ----      ----      ----
Net sales                $208,670  $210,126  $403,416  $394,595
                         --------  --------  --------  --------
Costs and expenses:

  Cost of sales           152,069   157,229   300,387   293,434

  Selling and
    administrative
    expenses               29,623    28,310    59,178    53,295

  Interest expense          4,476     4,821     8,902     9,403

  Equity in loss of
    joint venture              60     2,140       716     2,365

  Other income, net          (501)     (398)   (1,085)     (794)
                         --------  --------  --------  --------
                          185,727   192,102   368,098   357,703
                         --------  --------  --------  --------
Income before income
  taxes                    22,943    18,024    35,318    36,892

Income taxes                9,296     5,731    13,596    12,693
                         --------  --------  --------  --------
Net income               $ 13,647  $ 12,293  $ 21,722  $ 24,199
                         ========  ========  ========  ========

Earnings per common share:

  Primary                $    .79  $    .71  $   1.25  $   1.41
                         ========  ========  ========  ========
  Fully diluted          $    .75  $    .69  $   1.20  $   1.36
                         ========  ========  ========  ========
Weighted average common
  shares outstanding       16,726    16,698    16,719    16,619
                         ========  ========  ========  ========
Dividends per common
  share                  $    .33  $    .33  $    .66  $    .66
                         ========  ========  ========  ========







       See accompanying notes to consolidated financial statements.

                     CARPENTER TECHNOLOGY CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
            for the six months ended December 31, 1996 and 1995
                              (in thousands)

                                                      1996         1995
                                                      ----         ----
OPERATIONS
Net income                                         $ 21,722     $ 24,199
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                    18,472       17,366
    Deferred income taxes                             4,889        2,444
    Prepaid pension cost                             (5,416)      (5,076)
    Equity in loss of joint venture                     716        2,365
Changes in working capital and other:
    Receivables                                      28,575        2,600
    Inventories                                     (24,458)     (34,389)
    Accounts payable                                (18,992)       2,608
    Accrued current liabilities                     (10,161)      (5,189)
    Other, net                                          620          783
                                                   --------     --------
Net cash provided from operations                    15,967        7,711
                                                   --------     --------
INVESTING ACTIVITIES
    Purchases of plant and equipment                (51,262)     (13,938)
    Disposals of plant and equipment                    183          378
    Acquisitions of businesses, net
      of cash received                                    -      (10,584)
                                                   --------     --------
Net cash used for investing activities              (51,079)     (24,144)
                                                   --------     --------
FINANCING ACTIVITIES
    Provided by short-term debt                      49,495       20,724
    Payments on long-term debt                       (3,829)      (5,899)
    Dividends paid                                  (11,729)     (11,615)
    Proceeds from issuance of common stock              260        3,884
                                                   --------     --------
Net cash provided from financing activities          34,197        7,094
                                                   --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                 (107)        (191)
                                                   --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                (1,022)      (9,530)
Cash and cash equivalents at beginning of period     13,159       20,120
                                                   --------     --------
Cash and cash equivalents at end of period         $ 12,137     $ 10,590
                                                   ========     ========
Supplemental Data:
-----------------
 Cash Paid During the Year For:
  Interest payments, net of amounts capitalized    $  8,216     $  8,383
  Income tax payments, net of refunds              $  9,966     $ 11,461
 Non-Cash Investing Activities:
  Acquisitions of businesses with treasury stock   $      -     $  4,500


         See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K.

          The June 30, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 3.  Inventories
     -----------
                                        December 31    June 30
                                          1996           1996
                                        -----------    -------
                                             (in thousands)

     Finished                           $140,945       $129,184
     Work in process                     151,521        134,751
     Raw materials and supplies           53,913         58,388
                                        --------       --------
     Total at current cost               346,379        322,323
     Excess of current cost
       over LIFO values                  161,686        161,871
                                        --------       --------
     Inventory per Balance Sheet        $184,693       $160,452
                                        ========       ========

          The current cost of LIFO-valued inventories was $315.4 million at December 31, 1996 and $295.4 million at June 30, 1996.

            ------------------------------------------

 4.  Subsequent Events
     -----------------
          On January 7, 1997, the Company announced its plan to acquire all of the common stock of Dynamet Incorporated for approximately
     $99 million of Company common stock, $51 million of cash and the assumption of Dynamet's debt of approximately $11 million. Dynamet is a manufacturer of titanium bar, wire and powder products.
     Dynamet's sales for calendar year 1996 were approximately $100 million.

          On January 23, 1997, the Company announced its plan to acquire all of the common stock of Global Technology, Inc. for approximately $8.5 million of Company common stock, $1.1 million of cash and the assumption of approximately $8.4 million of Global Technology debt. Global Technology has two primary businesses: conversion services for processing bar and wire products made of stainless steel, super alloys, titanium and carbon steel; and the design and manufacture of coil and bar processing equipment. Global Technology's sales for calendar year 1996 were approximately $30 million.

          The cash required for these two acquisitions will be funded from the Company's existing financing arrangements. These transactions will be accounted for as a purchase in accordance with APB #16.



          Effective January 1, 1997, the Mexican subsidiary is considered to operate in a highly inflationary economy as defined by Statement of Financial Accounting Standard ("SFAS") 52. When a foreign entity operates in a highly inflationary economy, the U.S. dollar is used as the functional currency rather than the local currency. Nonmonetary assets and liabilities and related expenses are translated into U.S. dollars at historical exchange rates. All other income statement amounts are translated using average exchange rates for the period. Monetary assets and liabilities are translated at end-of-period exchange rates. Gains or losses on translation are reported in income.

         MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
         -----------------------------------------------------------

Second Quarter Results:
----------------------
     Net income for the quarter ended December 31, 1996 was $13.6 million versus $12.3 million in the same quarter last year. Primary earnings per share were $.79 compared with $.71 for the same period a year ago. The improved results were primarily a result of lower raw material costs and reduced losses related to the investment in Walsin-CarTech, a joint venture in Taiwan.

     Sales were $208.7 million, a 1% decrease from $210.1 million in the same period last year. This decrease in sales was primarily the result of a 6 percent decrease in Core Steel Division unit volume, which was mostly offset by an improved Core Steel Division product mix.

     Cost of sales as a percent of net sales decreased to 73 percent in the current year's second fiscal quarter from 75 percent in last year's second quarter. The improvement was primarily the result of lower raw material costs.

     The effective tax rate for the second quarter was higher than the same quarter last year. Last year's quarterly tax rate was favorably affected by lower state income tax estimates, while the current quarter was negatively impacted by a federal income tax law change relating to company-owned life insurance programs.

Six Month Results:
-----------------
     Net income for the six months ended December 31, 1996 was $21.7 million, compared with $24.2 million for the same period last year. Primary earnings per share were $1.25 compared with $1.41 for the same period a year ago. The decrease in earnings was primarily a result of a 6 percent decrease in Core Steel Division unit volume and an extended maintenance shutdown period in the September 1996 quarter which resulted in lower manufacturing levels and higher repair spending. The earnings decreases were partially offset by reduced losses related to the investment in Walsin-Cartech.

     Sales were $403.4 million, a 2 percent increase from $394.6 million last year. The increase was primarily a result of including the results of three companies acquired after September 30, 1995, an improved Steel Division product mix and increased sales volume of the engineered products business segment.

     Cost of sales was 74 percent of net sales in both periods. The effect on this ratio of increased maintenance costs as a result of the extended shutdown period was offset by lower raw material costs and higher sales.

     Selling and administrative costs were higher by $5.9 million, primarily as a result of increased depreciation and amortization and the inclusion of costs for the companies acquired during the past year.

     The effective tax rate for the six months ended December 31, 1996 was higher than last year. The increase was primarily due to second quarter changes in state income tax estimates and a federal income tax law change, as previously discussed.

PART II - OTHER INFORMATION
---------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject or which is known by the Company to be contemplated by governmental authorities. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

     Item 4. Submission of Matters to a Vote of Security Holders.
     -----------------------------------------------------------
     a. The Annual Meeting of Stockholders of the Company was held on October 21, 1996.

     b. Information required by this paragraph is omitted since (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act, (ii) there was no solicitation in opposition to the management s nominees as listed in the proxy statement and (iii) all of such nominees were elected.

     c. Set forth below is a description of the matters voted upon at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable to each such matter.

     1.   Election Of Directors.  The following four directors were
          ---------------------
elected to the Board of Directors of the Company. There were no other nominees for director.

     A. Marcus C. Bennett
          Shares voted for: 15,198,472
          Shares voted against or withheld: 295,721
          Abstentions: N/A
          Broker nonvotes: N/A

     Item 4. Submission of Matters to a Vote of Security Holders,
     -----------------------------------------------------------
             continued

     B.  Carl R. Garr
          Shares voted for: 15,186,317
          Shares voted against or withheld: 307,876
          Abstentions:  N/A
          Broker nonvotes:  N/A

     C.  William S. Dietrich, II
          Shares voted for: 15,190,493
          Shares voted against or withheld: 303,700
          Abstentions:  N/A
          Broker nonvotes:  N/A

     D.  Marlin Miller, Jr.
          Shares voted for: 15,198,125
          Shares voted against or withheld: 296,068
          Abstentions:  N/A
          Broker nonvotes:  N/A

     2. The accounting firm of Coopers & Lybrand was elected independent accountants for the year ending June 30, 1997.

          Shares voted for: 15,334,167
          Shares voted against or withheld: 160,026
          Abstentions: N/A
          Broker nonvotes: N/A

     3.  An amendment to the Stock-Based Incentive Compensation
Plan for Officers and Key Employees as described in the Proxy
Statement was approved.

          Shares voted for: 11,877,207
          Shares voted against: 1,963,179
          Abstentions: 248,295
          Broker nonvotes: 1,405,512

     Item 5. Other Information.
     -------------------------
          a.   Effective December 5, 1996, the first sentence of
               Section 2.1 of the Company s Bylaws was amended to read as follows:

               The business of the Corporation shall be managed under the direction of the Board, which shall consist of not less than three nor more than seventeen directors, the exact number of directors to be determined from time to time by resolution adopted by affirmative vote of a majority of the entire Board.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

                3. Amendment to the Bylaws of the Company as adopted December 5, 1996
               11.  Statement regarding Computations of Per Share
                    Earnings
               12.  Statement regarding Computations of Ratios of
                    Earnings to Fixed Charges
               27.  Financial Data Schedule

          b. The Company filed no Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Items 2 and 3 are omitted as the answer is negative or the item is not applicable.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                                          (Registrant)



Date: February 7, 1997         s/G. Walton Cottrell
      ----------------         --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer