Form 10-Q
period 1997-03-31
CARPENTER TECHNOLOGY CORP
filed 1997-05-15
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
                                                Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997.


Common stock, $5 par value                     19,439,069
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                 Carpenter Technology Corporation


                            FORM 10-Q


                              INDEX




                                                           Page
                                                           ----
Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet as of March 31, 1997
    (Unaudited) and June 30, 1996......................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Nine Months Ended March 31, 1997 and 1996...   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Nine Months Ended March 31, 1997 and 1996.............   6

  Notes to Consolidated Financial Statements.............. 7 - 9

  Management's Discussion and Analysis of Results
    of Operations.........................................10 & 11


Part II  OTHER INFORMATION................................12 & 13

Exhibit Index.............................................   E-1

PART I
------           Carpenter Technology Corporation
             Consolidated Balance Sheet (Page 1 of 2)
                 March 31, 1997 and June 30, 1996
                (in thousands, except share data)



                                        March 31      June 30
                                          1997          1996
                                       ---------     ---------
                                      (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents           $   26,487     $   13,159

  Accounts receivable, net               153,751        137,103

  Inventories                            206,653        160,452

  Deferred income taxes                        -          2,113

  Other current assets                    13,465         11,643
                                      ----------     ----------
    Total current assets                 400,356        324,470




Property, plant and equipment,
  at cost                                919,226        809,697

Less accumulated depreciation
  and amortization                       415,088        390,225
                                      ----------     ----------
                                         504,138        419,472


Prepaid pension cost                      99,813         91,474

Investment in joint venture                8,813          9,760

Goodwill, net                             99,152         18,792

Other assets                              89,391         48,003

                                      ----------     ----------


Total assets                          $1,201,663     $  911,971
                                      ==========     ==========



   See accompanying notes to consolidated financial statements.

                 Carpenter Technology Corporation
             Consolidated Balance Sheet (Page 2 of 2)
                 March 31, 1997 and June 30, 1996
                (in thousands, except share data)

                                           March 31      June 30
LIABILITIES                                  1997          1996
-----------                               ---------     ---------
                                         (Unaudited)
Current liabilities:
  Short-term debt                        $  101,870     $   18,964
  Accounts payable                           72,836         75,811
  Accrued compensation                       19,700         26,088
  Accrued income taxes                        8,806         13,656
  Other accrued liabilities                  33,490         30,446
  Deferred income taxes                       6,474              -
  Current portion of long-term debt           3,443          7,010
                                         ----------     ----------
    Total current liabilities               246,619        171,975

Long-term debt, net of current portion      247,784        188,024
Accrued postretirement benefits             138,705        137,738
Deferred income taxes                       110,882         84,460
Other liabilities and deferred income        25,982         20,697

SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 450.0 shares at
 March 31, 1997 and 453.1 shares
 at June 30, 1996                            28,405         28,581

Common stock at $5 par value -
 authorized 50,000,000 shares; issued
 19,599,224 shares at March 31, 1997
 and 19,545,751 shares at June 30, 1996      97,996         97,729

Capital in excess of par value -
  common stock                               52,976         13,498

Reinvested earnings                         287,578        267,956

Common stock in treasury, at cost -
 160,155 shares at March 31, 1997 and
 2,930,074 shares at June 30, 1996           (3,526)       (64,483)

Deferred compensation                       (20,901)       (22,830)

Foreign currency translation
  adjustments                               (10,837)       (11,374)
                                         ----------     ----------
  Total shareholders' equity                431,691        309,077
                                         ----------     ----------
Total liabilities and
  shareholders' equity                   $1,201,663     $  911,971
                                         ==========     ==========

  See accompanying notes to consolidated financial statements.

                 Carpenter Technology Corporation
                 Consolidated Statement of Income
                           (Unaudited)
   for the three and nine months ended March 31, 1997 and 1996
              (in thousands, except per share data)


                            Three Months        Nine Months
                         ------------------  ------------------
                           1997      1996      1997      1996
                           ----      ----      ----      ----
Net sales                $250,869  $233,274  $654,285  $627,869
                         --------  --------  --------  --------
Costs and expenses:

  Cost of sales           188,953   174,575   489,340   468,009

  Selling and
    administrative
    expenses               31,019    28,379    90,197    81,675

  Interest expense          5,225     5,010    14,127    14,413

  Equity in loss of
    joint venture             206     3,955       922     6,320

  Other (income)
    expense, net              330    (2,815)     (755)   (3,610)
                         --------  --------  --------  --------
                          225,733   209,104   593,831   566,807
                         --------  --------  --------  --------
Income before income
  taxes                    25,136    24,170    60,454    61,062

Income taxes                9,642     9,444    23,238    22,137
                         --------  --------  --------  --------
Net income               $ 15,494  $ 14,726  $ 37,216  $ 38,925
                         ========  ========  ========  ========

Earnings per common share:

  Primary                $    .86  $    .86  $   2.11  $   2.27
                         ========  ========  ========  ========
  Fully diluted          $    .84  $    .83  $   2.04  $   2.19
                         ========  ========  ========  ========
Weighted average common
  shares outstanding       17,768    16,735    17,064    16,657
                         ========  ========  ========  ========
Dividends per common
  share                  $    .33  $    .33  $    .99  $    .99
                         ========  ========  ========  ========





   See accompanying notes to consolidated financial statements.

                 Carpenter Technology Corporation
               Consolidated Statement of Cash Flows
                           (Unaudited)
        for the nine months ended March 31, 1997 and 1996
                          (in thousands)
                                                        1997         1996
                                                        ----         ----
OPERATIONS
Net income                                           $ 37,216     $ 38,925
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                      28,475       26,407
    Deferred income taxes                               8,146        4,596
    Prepaid pension cost                               (8,339)      (7,810)
    Equity in loss of joint venture                       922        6,320
    Gain on sale of partial interest
      in joint venture                                      -       (2,650)
Changes in working capital and other,
  net of acquisitions:
    Receivables                                         1,903       (9,464)
    Inventories                                       (14,202)     (43,913)
    Accounts payable                                  (10,139)       4,248
    Accrued current liabilities                       (15,085)      (1,190)
    Other, net                                         (3,601)         161
                                                     --------     --------
Net cash provided from operations                      25,296       15,630
INVESTING ACTIVITIES                                 --------     --------
    Purchases of plant and equipment                  (74,095)     (25,269)
    Disposals of plant and equipment                      576        1,185
    Acquisitions of businesses, net
      of cash received                                (50,654)     (10,584)
    Proceeds from sale of partial
      interest in joint venture                             -       32,672
                                                     --------     --------
Net cash used for investing activities               (124,173)      (1,996)
                                                     --------     --------
FINANCING ACTIVITIES
    Provided by short-term debt                        72,906       23,824
    Proceeds from issuance of long-term debt           60,000            -
    Payments on long-term debt                         (4,009)      (6,112)
    Dividends paid                                    (17,594)     (17,457)
    Proceeds from issuance of common stock              1,009        4,104
                                                     --------     --------
Net cash provided from financing activities           112,312        4,359
                                                     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                   (107)        (177)
                                                     --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                  13,328       17,816
Cash and cash equivalents at beginning of period       13,159       20,120
                                                     --------     --------
Cash and cash equivalents at end of period           $ 26,487     $ 37,936
                                                     ========     ========
Supplemental Data:
-----------------
 Non-Cash Investing Activities:
  Treasury stock issued for business acquisitions    $ 99,517     $  4,500

       See accompanying notes to consolidated financial statements.

            Notes to Consolidated Financial Statements
            ------------------------------------------
 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K.

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

 3.  Inventories
     -----------                        March 31       June 30
                                          1997           1996
                                        --------       --------
                                             (in thousands)
     Finished and purchased products    $134,244       $129,184
     Work in process                     177,979        134,751
     Raw materials and supplies           56,301         58,388
                                        --------       --------
     Total at current cost               368,524        322,323
     Less excess of current cost
       over LIFO values                  161,871        161,871
                                        --------       --------
     Inventory per Balance Sheet        $206,653       $160,452
                                        ========       ========

          The current cost of LIFO-valued inventories was $335.5 million at March 31, 1997 and $295.4 million at June 30, 1996.

            Notes to Consolidated Financial Statements
            ------------------------------------------
                           (continued)

 4.  Acquisition of Business
     -----------------------
          On February 28, 1997, the Company purchased all of the common stock of Dynamet Incorporated in exchange for approximately 2.8 million shares of its treasury common stock with a fair market value of $99.5 million and $51.5 million of cash, including acquisition costs. Dynamet is a manufacturer of titanium bar, wire and powder products, with sales for calendar year 1996 of approximately $100 million.

          The acquisition of Dynamet Incorporated has been accounted for using the purchase method of accounting. The purchase price allocation is based upon preliminary appraisal values and management estimates and is subject to reclassifications and adjustments in the future. The purchase price has been allocated as follows:

          (in thousands)

          Working capital, other than cash        $ 24,011

          Property, plant and equipment             37,804

          Other assets                              27,264

          Goodwill                                  81,079

          Noncurrent liabilities                   (19,987)
                                                  --------

          Purchase price, net of cash received    $150,171
                                                  ========
          Deferred tax liabilities included in the allocation totaled $27.0 million.

          The operating results of Dynamet Incorporated have been included in the Consolidated Statement of Income from the date of acquisition. On the basis of a pro forma combination of the results of operations as if Dynamet and the companies acquired during fiscal 1996 had been acquired at the beginning of fiscal 1996, combined net sales would have been approximately $728.7 million for the nine months ended March 31, 1997, and $699.1 million for the nine months ended March 31, 1996, respectively. Consolidated pro forma net income and primary earnings per share would have been $43.9 million and $2.18 for the nine months ended
     March 31, 1997, and $42.1 million and $2.11 for the nine months ended March 31, 1996, respectively. Such pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal 1996.

            Notes to Consolidated Financial Statements
            ------------------------------------------
                           (continued)

 5.  Potential Acquisitions of Businesses
     ------------------------------------
          On January 23, 1997, the Company announced its plan to acquire all of the common stock of Global Technology, Inc. for approximately $8.5 million of Company common stock, $1.1 million of cash and the assumption of approximately $8.4 million of Global Technology debt. Global Technology has two primary businesses: conversion services for processing bar and wire products made of stainless steel, super alloys, titanium and carbon steel; and the design and manufacture of coil and bar processing equipment. Global Technology's sales for calendar year 1996 were approximately $30 million.

          On March 31, 1997, the Company announced its plan to acquire the assets of Rathbone Precision Metals, Inc., a manufacturer of custom, cold-drawn metal shapes. Rathbone's sales for the year ended September 29, 1996 were approximately $10 million.

          These potential acquisitions are subject to due diligence review and negotiation of final terms and conditions. Assuming the acquisitions are made, the cash required for these two acquisitions will be funded from the Company's existing financing arrangements. These transactions will be accounted for using the purchase method of accounting.

 6.  Debt Arrangements
     -----------------
          In February 1997, the Company renegotiated its existing financing arrangements with a number of banks to increase its credit facilities from $150 million to $200 million, lower the costs of the facilities and extend the term to February 2002. The arrangements provide for the availability of $150 million of revolving credit and lines of credit of $50 million. Interest is based on short-term market rates or competitive bids. This financing arrangement replaces the previous revolving credit and lines of credit arrangement.

 7.  Remeasurement of Mexican Operations
     -----------------------------------
          Effective January 1, 1997, the Company's operation in Mexico was considered to operate in a highly inflationary economy as defined by Statement of Financial Accounting Standard ("SFAS") 52. When a foreign entity operates in a highly inflationary economy, the U.S. dollar is used as the functional currency rather than the local currency. Nonmonetary assets and liabilities and related expenses are translated into U.S. dollars at historical exchange rates. All other income statement amounts are translated using average exchange rates for the period. Monetary assets and liabilities are translated at end-of-period exchange rates. Gains or losses on translation are reported in income. The effect on income of the above translation was not material for the three months ended March 31, 1997.

   Management's Discussion & Analysis of Results of Operations
   -----------------------------------------------------------

Third Quarter Results:
---------------------
     Net income for the quarter ended March 31, 1997 was $15.5 million versus $14.7 million in the same quarter last year.
Primary earnings per share of $.86 were the same as in the third quarter a year ago. The improved results were primarily a result of higher shipments, the inclusion of the operations of Dynamet Incorporated since the date of acquisition on February 28, 1997, and lower losses related to the reduced investment in Walsin-CarTech, Carpenter's Taiwanese joint venture.

     Sales were $250.9 million, up 8% from $233.3 million in the same period last year. This increase in sales was primarily the result of the inclusion of the operations of Dynamet and increased sales of ceramic products and the Mexican steel distribution operations. Core Steel Division unit volume shipments were up 4 percent.

     Cost of sales was 75 percent of net sales in both periods.
The effect on this ratio of a reduced Steel Division production level to adjust inventories was offset by lower raw material costs.

     Selling and administrative costs were higher by $2.6 million, primarily as a result of increased depreciation and amortization and the inclusion of costs for Dynamet.

     Other income decreased by $3.1 million, primarily as a result of a prior year gain of $2.7 million from the sale of the Company's partial interest in Walsin-CarTech.


Nine Month Results:
------------------
     Net income for the nine months ended March 31, 1997 was $37.2 million, compared with $38.9 million for the same period last year. Primary earnings per share were $2.11 compared with $2.27 for the same period a year ago. The decrease in earnings was primarily a result of a 2 percent decrease in core Steel Division unit volume, an extended maintenance shutdown period in the September 1996 quarter which resulted in lower manufacturing levels and higher repair spending, and a lower plant utilization level in the second and third quarter. These adverse effects were partially offset by lower raw material costs and reduced losses related to the investment in Walsin-CarTech.

     Sales were $654.3 million, a 4 percent increase from $627.9 million last year. The increase in sales was primarily the result of the inclusion of the operations of Dynamet and increased sales of ceramic products and the Mexican steel distribution operations. The sales increases were partially offset by a 2 percent decrease in core Steel Division unit volume shipments.

   Management's Discussion & Analysis of Results of Operations
   -----------------------------------------------------------
                           (continued)


Nine Month Results, continued:
------------------
     Cost of sales was 75 percent of net sales in both periods. The effect on this ratio of a reduced Steel Division production level to adjust inventories and the extended maintenance shutdown was offset by lower raw material costs.

     Selling and administrative costs were higher by $8.5 million, primarily as a result of increased depreciation and amortization and the inclusion of costs for the companies acquired.

     Other income decreased by $2.9 million, primarily as a result of a prior year gain of $2.7 million from the sale of the Company's partial interest in Walsin-CarTech.

     The effective tax rate for the nine months ended March 31, 1997 was higher than last year, primarily due to changes in state income tax estimates and a federal income tax law change relating to company-owned life insurance programs.

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


     Item 2. Changes in Securities.
     -----------------------------
     The Company hereby incorporates by reference Item 2 of its Current Report on Form 8-K dated February 28, 1997 (as amended by
Form 8-KA filed on May 13, 1997), related to the Company's acquisition of Dynamet Incorporated.


     Item 5. Other Information.
     -------------------------
     On January 22, 1997, the Board of Directors of the Company elected Dr. J. Michael Fitzpatrick as a director to serve until the Annual Stockholders' Meeting in 1999 at which time he will stand for election to serve in Class One. On February 28, 1997, Peter Rossin became a director to serve until the Annual Stockholders' Meeting on October 20, 1997 at which time he will stand for election to serve in Class Two. On April 24, 1997, the Board of Directors of the Company elected Robert J. Lawless as a director to serve until the Annual Stockholders' Meeting in 1998 at which time he will stand for election to serve in Class Three.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               11.  Statement re Computations of Per Share
                    Earnings.

               12.  Statement re Computations of Ratios of
                    Earnings to Fixed Charges.

               27.  Financial Data Schedule.

               99.  Additional Exhibits.

                    (i)  Press Release dated January 22, 1997
                    (ii) Press Release dated April 24, 1997

          b. The Company filed two (2) Current Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report. The reports, one dated January 6, 1997 and the other dated February 28, 1997 (as amended by Form 8-KA filed on May 13, 1997), related to the Company's acquisition of Dynamet Incorporated.

     Items 3 and 4 are omitted as the answer is negative or the item is not applicable.


                            SIGNATURES
                            ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                          (Registrant)




Date:    May 15, 1997          s/G. Walton Cottrell
      ---------------------   -----------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer