Form 10-K
period 1997-06-30
CARPENTER TECHNOLOGY CORP
filed 1997-09-19
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

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

  Securities registered pursuant to Section 12(b) of the Act:

                                          (Name of each exchange
(Title of each class)                      on which registered)
---------------------                     ---------------------
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
                                                 ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of August 29, 1997, 19,498,210 shares of Common Stock of
Carpenter Technology Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates
(based upon its closing transaction price on the Composite Tape on such date) was $873,763,536.

               DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the 1997 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-6.

                              PART I

Item 1.   Business

     (a)  General Development of Business:

          Carpenter Technology Corporation, incorporated in
     1904, is engaged in the manufacture, fabrication, and distribution of specialty metals and engineered products. There were no significant changes in the form of organization or mode of conducting business of Carpenter Technology Corporation (hereinafter called
     "the Company" or "Carpenter") during the year ended
     June 30, 1997, except for the transactions described below:

          On June 19, 1997, Carpenter acquired the net assets of Rathbone Precision Metals, Inc., for $9.6 million in cash, including acquisition costs. Rathbone is a manufacturer of custom, cold-drawn metal shapes. The acquisition of Rathbone enables Carpenter to bridge the specialty metal mill-form manufacturing business with the engineered products manufacturing business while providing additional value-added services to specialty metals customers. This investment was accounted for using the purchase method of accounting.

          On February 28, 1997, Carpenter purchased all of the common stock of Dynamet Incorporated in exchange for approximately 2.8 million shares of its treasury common stock with a fair market value of $99.5 million and $51.5 million of cash, including acquisition costs. In addition, Carpenter paid $10.3 million for consulting and non-compete agreements, a portion of which is payable over four years. Dynamet is a manufacturer of titanium bar, wire and powder products, predominantly used by the aerospace, medical and sports products industries. The Dynamet acquisition allows Carpenter to better satisfy the aerospace industry's needs for a range of technically advanced materials, and to help realize Carpenter's goal of profitable growth. This investment was accounted for using the purchase method of accounting.

     (b)  Financial Information About Industry Segments:

          Carpenter is primarily engaged in one business segment
     - the manufacture, fabrication and distribution of specialty metals. Additionally, Carpenter manufactures certain engineered products. The engineered products operations do not qualify as a reportable segment and therefore are not presented as a separate business segment.

     (c)  Narrative Description of Business:

          (1)  Products:

               Carpenter primarily processes basic raw materials such as chromium, nickel, titanium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes and produces certain fabricated metal products. Sales of finished products include:

          STAINLESS STEELS -
               A broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

          SPECIAL ALLOYS -
               Other special purpose alloys used in critical components such as bearings and fasteners. Heat resistant alloys that range from slight modifica-tions of the stainless steels to complex nickel and cobalt base alloys. Alloys for electronic, magnetic and electrical applications with controlled thermal expansion characteristics, or high electrical resistivity or special magnetic characteristics. Fabrication of special stainless steels and zirconium base alloys into tubular products for the aircraft industry and nuclear reactors.

          TOOL AND OTHER STEEL -
               Tool and die steels which are extremely hard alloys used for tooling and other wear-resisting components in metalworking operations such as stamping, extrusion and machining. Other steel includes carbon steels purchased for distribution and other miscellaneous products.

          CERAMICS AND OTHER MATERIALS -
               Certain engineered products, including ceramic cores for casting ranging from small simple configurations to large complex shapes. Also, metal injected molded designs in a variety of materials, ultra-hard parts, and precision welded tubular products, as well as drawn solid tubular shapes.

          TITANIUM PRODUCTS -
               A corrosion resistant, highly specialized metal with a combination of high strength and low density. Most common uses are in aircraft, medical devices, sporting equipment and chemical and petroleum processing.

               Carpenter's products are sold primarily in the United States and principally through its own sales organization with service centers and sales offices located in many of the major cities of the country. Sales outside of the United States, including export sales, were $117.8 million, $96.5 million and $74.7 million in fiscal 1997, 1996 and 1995, respectively.

          (2)  Classes of Products:

               The approximate percentage of Carpenter's consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:

                                   1997      1996      1995
                                   ----      ----      ----
          Stainless steel           49%       58%       56%
          Special alloys            34%       32%       33%
          Tool and other steel       7%        7%        8%
          Ceramics and other
            materials                5%        3%        3%
          Titanium products          5%        -         -
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====
          (3)  Raw Materials:

               Carpenter depends on continued delivery of critical raw materials for its day-to-day operations. These raw materials are nickel, ferrochrome, cobalt, molybdenum, titanium, manganese and scrap. Some of these raw materials sources are located in countries subject to potential interruptions of supply. These potential interruptions could cause material shortages and affect the availability and price.

               Carpenter is in a strong raw material position because of its long-term relationships with major suppliers. These suppliers provide availability of material and competitive prices for these key raw materials to help Carpenter maintain the appropriate levels of raw materials.

          (4)  Patents and Licenses:

               Carpenter owns a number of United States and foreign patents and has granted licenses under some or all of them. Certain of the products produced by Carpenter are covered by patents of other companies from whom licenses have been obtained. Carpenter does not consider its business to be materially dependent upon any patent or patent rights.

          (5)  Seasonality of Business:

               Carpenter's sales and earnings results are normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest - chiefly because of annual plant vacation and maintenance shutdowns in this period by Carpenter as well as by many of its customers. The timing of major changes in the general economy can alter this pattern, but over the longer time frame, the historical patterns generally prevail. The chart below shows the percent of net sales by quarter for the past three fiscal years:

          Quarter Ended            1997      1996      1995
          -------------            ----      ----      ----
          September 30              21%       21%       20%
          December 31               22%       24%       23%
          March 31                  27%       27%       28%
          June 30                   30%       28%       29%
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====
          Fiscal 1997 includes the acquisition of Dynamet on February 28, 1997.

          (6)  Customers:

               Carpenter is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect.


          (7)  Backlog:

               As of June 30, 1997, Carpenter had a backlog of orders, believed to be firm, of approximately $265 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of June 30, 1996 was approximately $215 million.

          (8)  Competition:

               Carpenter's business is highly competitive. It supplies materials to a wide variety of end-use market segments, none of which consumes more than about 25 percent of Carpenter's output, and competes with various companies depending on end-use segment, product or geography.

               There are approximately 20 domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more product segments. There are several dozen smaller producing companies and converting companies in the United States who are competitors. Carpenter also competes directly with several hundred independent distributors of products similar to those distributed by Carpenter's wholly owned distribution system. Additionally, numerous foreign producers import into the United States various specialty metal products similar to those produced by Carpenter. Furthermore, a number of different products may, in certain instances, be substituted for Carpenter's finished product.

               Imports of foreign specialty steels have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers.
          Such pricing practices have usually been supported by foreign governments through direct and indirect subsidies.

               Because of these unfair trade practices, Carpenter has been aggressive in filing trade actions against foreign producers who have dumped their specialty steel products into the United States. As a result of these actions, the U.S. Department of Commerce has issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to about 61% of the value and on imports of stainless rod from Brazil, France and India at rates ranging up to about 49% of the value. These antidumping orders will continue in effect until the calendar year 2000, unless further extended.

               On July 30, 1997, Carpenter joined with three other domestic producers in filing new antidumping and countervailing duty trade actions against imports of stainless steel rod from seven countries - Germany, Italy, Japan, Korea, Spain, Sweden and Taiwan. These countries represent over 90% of current total imports of stainless steel rod. The industry group alleges that the foreign stainless steel rod is being dumped into this country at prices which should require antidumping margins ranging from about 10% up to about 47%. The U.S. Department of Commerce and the U.S. International Trade Commission are expected to complete their investigations of the unfair trade charges about the middle of calendar year 1998. Preliminary dumping determinations are expected in early 1998.

               In a related matter, negotiations are continuing between the U.S. government and the European Commission
          (EC) for a Multilateral Specialty Steel Agreement
          (MSSA). The objective of the MSSA would be to reduce unfair trade in specialty steel products by establishing international commitments and disciplines aimed at eliminating subsidies and other trade-distortive practices. The baseline for negotiations is an agreement on principles and provisions developed previously between the Specialty Steel Industry of North America and the European steel industry group known as Eurofer. The U.S. government would like to expand the scope of the current negotiations with the EC to include other countries as well.

         (9)  Research, Product and Process Development:

               Carpenter's expenditures for company-sponsored research and development were approximately $13.0 million, $13.8 million and $12.3 million in fiscal
          1997, 1996 and 1995, respectively.

          (10) Environmental Regulations:

               Carpenter is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Liabilities are recognized for remedial activities, including remediation investigation and feasibility study costs, when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as a receivable when they are estimable and probable. For further information on environmental remediation, see the Commitments and Contingencies section included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

               The costs of maintaining and operating environ-mental control equipment were about $7.9 million and $7.4 million for fiscal 1997 and 1996, respectively. The capital expenditures for environmental control equipment were $1.1 million and $.4 million for fiscal 1997 and 1996, respectively. Carpenter anticipates spending approximately $2.5 million on major domestic environmental capital projects over the next five fiscal years. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary.

          (11) Employees:

               As of August 31, 1997, Carpenter and its affiliates had 5,081 employees.

Item 2.  Properties

     The primary locations of Carpenter's specialty metals manufacturing and fabrication plants are: Reading, Pennsylvania; Washington, Pennsylvania; Orangeburg, South Carolina; El Cajon, California; and Clearwater, Florida. The Reading, Washington and Orangeburg plants are owned in fee. The El Cajon and Clearwater plants are owned, but the land is leased.

     The primary locations of Carpenter's engineered products manufacturing operations are: Wood-Ridge, New Jersey; Carlstadt, New Jersey; Corby, England; Wilkes-Barre, Pennsylvania; Chicago, Illinois; and Petaluma, California. The Corby and Chicago plants are owned, while the rest of the locations are leased.

     The Reading plant has an annual practical melting capacity of approximately 226,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations. During the years ended June 30, 1997 and 1996, the plant operated at approximately 90 percent and 93 percent, respectively, of its melting capacity.

     Carpenter also operates sales offices and distribution and service centers, most of which are owned, at 37 locations in 14 states and 8 foreign countries.

     The plants, service centers and offices of Carpenter have been acquired at various times over many years. There is an active maintenance program to keep facilities in good condition. In addition, Carpenter has had an active capital spending program to replace equipment as needed to keep it technologically competitive on a world-wide basis. Carpenter believes its facilities are in good condition and suitable for its business needs.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Carpenter or any of its subsidiaries is a party or to which any of their properties is subject. There are no material proceedings to which any Director, Officer, or affiliate of Carpenter, or any owner of more than five percent of any class of voting securities of Carpenter, or any associate of any Director, Officer, affiliate, or security holder of Carpenter, is a party adverse to Carpenter or has a material interest adverse to the interest of Carpenter or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of Carpenter (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of the current assets of Carpenter or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Listed below are the names of corporate executive officers as of fiscal year end, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual meeting of the Board of Directors which immediately follows the Annual Meeting of Shareholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Dennis M. Draeger.

    Mr. Draeger, who was a director of Carpenter since 1992, resigned as a member of the Board of Directors as of June 30, 1996. Mr. Draeger assumed his duties as Senior Vice President - Specialty Alloys Operations for Carpenter effective July 1, 1996. Prior to that he was President of Worldwide Floor Products Operations for Armstrong World Industries, Inc. since 1994 and he became Group Vice President for Armstrong in 1988.

                                                       Assumed
                                                       Present
Name               Age   Positions                     Position
----               ---   ---------                     --------
Robert W. Cardy     61   Chairman, President &
                          Chief Executive Officer       July 1992
                         Director                   November 1990

G. Walton Cottrell  57   Senior Vice President -
                          Finance & Chief
                          Financial Officer          January 1993

Dennis M. Draeger   56   Senior Vice President -
                          Specialty Alloys
                          Operations                    July 1996

Nicholas F. Fiore   57   Senior Vice President -
                          Engineered Products
                          Group                      January 1993

Robert W. Lodge     54   Vice President -
                          Human Resources          September 1991

John R. Welty       48   Vice President,
                          General Counsel &
                          Secretary                  January 1993

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Common stock of Carpenter is listed on the New York Stock
Exchange. The ticker symbol is CRS. Here are the high and low market prices of Carpenter's stock for the past two fiscal years:

Quarter Ended:           1997                     1996
---------------------------------------------------------------
                     High      Low            High      Low

September 30        $37-5/8   $31-1/4        $41-3/16  $33-7/8

December 31         $36-3/4   $32            $44       $37-5/8

March 31            $39-1/4   $34-3/4        $42       $35-5/8

June 30             $48-1/8   $37-1/4        $40-1/8   $32
---------------------------------------------------------------
                    $48-1/8   $31-1/4        $44       $32

     Carpenter has paid quarterly cash dividends on its common stock for 91 consecutive years. The quarterly dividend rate was $.33 per share for fiscal 1997 and 1996, and $.30 per share for fiscal 1995.

     Carpenter had 5,980 common shareholders of record as of August 29, 1997. The balance of the information required by this item is disclosed in Note 10 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 6.  Selected Financial Data

Five-Year Financial Summary
Dollar amounts in thousands, except per share data
(years ended June 30)

                            1997       1996       1995      1994      1993
-----------------------------------------------------------------------------
Summary of Operations
Net Sales                 $  939,000  $865,324  $757,532  $628,795  $576,248
Income before extra-
 ordinary charge &
 cumulative effect
 of changes in
 accounting principles    $   59,993  $ 60,148  $ 47,492  $ 38,289  $ 26,534
Extraordinary charge,
 net of income taxes      $        -  $      -  $      -  $ (2,039) $      -
Cumulative effect of
 changes in accounting
 principles, net of
 income taxes             $        -  $      -  $      -  $      -  $(74,676)
Net income (loss)         $   59,993  $ 60,148  $ 47,492  $ 36,250  $(48,142)

Financial Position
at Year-End
Total assets              $1,223,001  $911,971  $831,775  $729,911  $699,565
Long-term debt, net       $  244,726  $188,024  $194,762  $158,070  $189,895

Per Share Data
Primary:
 Income before extra-
  ordinary charge &
  cumulative effect
  of changes in
  accounting principles   $     3.30  $   3.51  $   2.81  $   2.28  $   1.55
 Net income (loss)        $     3.30  $   3.51  $   2.81  $   2.15  $  (3.11)

Fully Diluted:
 Income before extra-
  ordinary charge &
  cumulative effect
  of changes in
  accounting principles   $     3.16  $   3.38  $   2.70  $   2.20  $   1.51
 Net income (loss)        $     3.16  $   3.38  $   2.70  $   2.08  $  (2.88)

Cash dividends-common     $     1.32  $   1.32  $   1.20  $   1.20  $   1.20

See Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion of Operations

Summary

Net sales and earnings trends for the past three fiscal years are summarized below:

(in millions - except per share)    1997      1996      1995
--------------------------------   --------------------------
Net sales                          $939.0    $865.3    $757.5
Net income                         $ 60.0    $ 60.1    $ 47.5
Primary earnings per share         $ 3.30    $ 3.51    $ 2.81

Net sales increased to a record level in fiscal 1997 primarily as a result of including the operations of Dynamet since its acquisition on February 28, 1997, and increased sales of ceramic products and of the Mexican steel distribution operations. Net income was unchanged in fiscal 1997 as the favorable effects from the inclusion of Dynamet, the improved ceramic sales and lower losses related to the reduced investment in Walsin-CarTech were offset by higher Specialty Alloys Operations environmental costs and extended maintenance shutdown costs at the beginning of fiscal 1997. Primary earnings per common share decreased from a year ago because of increased common shares outstanding.

Net sales and earnings increased in fiscal 1996 as a result of a strong market for specialty metals, selling price increases, an improved product mix and cost reduction efforts.

The chart below shows net sales by product line for the past three fiscal years:

(in millions)                     1997        1996        1995
-------------                 ----------------------------------
                              Sales    %  Sales    %  Sales    %
                              ----------------------------------
Stainless steel               $461.5  49  $496.9  58  $424.7  56
Special alloys                 317.9  34   273.4  32   249.0  33
Tool and other steel            69.4   7    62.8   7    59.5   8
Ceramics and other materials    45.8   5    29.3   3    22.6   3
Titanium products               44.4   5     2.9   -     1.7   -
                              ----------------------------------
Total                         $939.0 100  $865.3 100  $757.5 100
                              ==================================

Results of Operations - Fiscal 1997 Versus Fiscal 1996

Net sales were $939.0 million in fiscal 1997, a 9 percent increase from the $865.3 million level in fiscal 1996. A majority of the increase resulted from the inclusion of Dynamet's sales since acquisition. Increased sales of ceramic products, an improved mix of Specialty Alloys Operations products and increased sales of the Mexican steel distribution operations also added to the higher sales level in fiscal 1997.

Unit volume of Specialty Alloys Operations products was unchanged from a year ago. Demand for specialty alloy products continued at a high level across most of the product spectrum, especially special alloys for aerospace and automotive applications. The product mix shifted toward more premium-melted products and away from certain commodity-priced products. Unit selling prices remained relatively constant during fiscal 1997.

Cost of sales as a percentage of sales was 74 percent in both years. In fiscal 1997, lower Specialty Alloys Operations raw material costs were offset by higher labor, energy, maintenance shutdown and environmental costs.

Specialty Alloys Operations raw material costs per unit purchased decreased by 12 percent during fiscal 1997 versus the year-earlier costs as a result of decreases in the cost of cobalt (26 percent), nickel (11 percent), and chromium (10 percent). Also, the purchase premium for semi-finished and finished products to supplement internal capacity was lower in fiscal 1997.

Labor costs per hour for Specialty Alloys Operations production and maintenance employees were up by 2 percent principally as a result of a base wage increase in July 1996 which was partially offset by lower profit sharing costs.

Specialty Alloys Operations natural gas and electric costs per unit consumed increased by 14 percent and 6 percent versus fiscal
1996 costs, respectively.

Selling and administrative expenses were 13 percent of net sales in fiscal years 1997 and 1996. Costs were higher by $13.5 million primarily because of the inclusion of the costs for acquired companies and increased usage of outside services for revising computer systems to be year 2000 compliant.

Interest expense increased by $1.0 million in fiscal 1997 versus fiscal 1996, as a result of a higher level of debt, primarily due to the Dynamet acquisition, offset by an increased level of capitalized interest on capital projects.

Equity in losses of the Walsin-CarTech joint venture decreased by $5.8 million in fiscal 1997 due to the fiscal 1996 reduction of the investment in Walsin-CarTech and an improvement in its operating results (described in Note 4 to the consolidated financial statements).

Income taxes as a percent of pre-tax income (effective tax rate) increased to 39 percent in fiscal 1997 from 37 percent a year earlier. The fiscal 1997 tax rate was negatively impacted by a federal income tax law change relating to company-owned life insurance programs, while the prior year's tax rate was favorably affected by a state income tax rate change. A reconciliation of the effective rate to the federal statutory rate is presented in
Note 16 to the consolidated financial statements.

Results of Operations - Fiscal 1996 Versus Fiscal 1995

Net sales were $865.3 million in fiscal 1996, a 14 percent increase from the $757.5 million level in fiscal 1995. The sales improvement was primarily due to higher unit prices and a shift toward higher alloyed products in the Specialty Alloys Operations. Unit volume of Specialty Alloys Operations products was slightly higher than in fiscal 1995. Demand for specialty steel products was at a high level, especially in automotive, aerospace, and chemical and petroleum processing related products. Unit selling prices for specialty steel shipments increased by an average of 8 percent to offset higher labor and other costs and to restore profit margins which had eroded in prior years. A raw material surcharge was established in fiscal
1995 to offset sharply rising raw material costs. The product mix shifted toward more premium-melted products and away from certain commodity-priced products.

Approximately 12 percent of the increase in net sales was from the inclusion, in fiscal 1996, of Green Bay Supply Co., Inc., a specialty metals master distributor which was acquired in November 1995, and Parmatech Corporation, a metal injection molded parts business which was acquired in October 1995.

Cost of sales as a percentage of sales was 74 percent in both years. Higher Specialty Alloys Operations raw material, labor and other costs were offset by increased selling prices.

Raw material costs per unit purchased increased by 11 percent during fiscal 1996 versus the year-earlier costs as a result of increases in the cost of nickel (9 percent), chromium (22 percent) and cobalt (6 percent). Also, in both fiscal years, Carpenter purchased at a premium semi-finished and finished products to supplement internal capacity.

Labor costs per hour for Specialty Alloys Operations production and maintenance employees were up by 4 percent, principally as a result of a base wage increase in July 1995 and higher profit sharing costs, partially offset by lower medical costs and higher pension credits.

Specialty Alloys Operations natural gas costs per unit consumed decreased by 2 percent versus fiscal 1995 costs, and electricity costs per unit decreased by 3 percent.

Selling and administrative expenses fell to 13 percent of net sales versus 14 percent in fiscal 1995, primarily because these costs tend to change less rapidly than sales. Costs were higher by $9.6 million primarily because of increased usage of outside services, additional travel costs and costs of acquired companies.

Interest expense increased by $4.4 million in fiscal 1996 versus fiscal 1995, principally as a result of lower capitalized interest and a higher level of debt.

Equity in losses of the Walsin-CarTech joint venture increased to $7.0 million in fiscal 1996 versus a loss of $3.0 million in fiscal 1995. Lower sales volume, reduced selling prices and lower production levels were the primary reasons for the increased loss. The fiscal 1996 loss was partially offset by a pre-tax gain of $2.7 million on the sale of a portion of Carpenter's interest in the joint venture. The gain is included in other income on the consolidated statement of income (described in Note 4 to the consolidated financial statements).

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

Inventories, excluding amounts acquired through purchases of businesses, increased $17.3 million, $59.6 million and $29.5 million in fiscal 1997, 1996 and 1995, respectively, due to higher sales levels and a higher valued product mix of the Specialty Alloys Operations.

Accounts receivable, excluding amounts relating to acquisitions, increased $3.1 million, $14.8 million and $21.8 million in fiscal 1997, 1996 and 1995, respectively, as a result of increased fourth quarter sales each year. The average days of sales outstanding at the end of fiscal 1997 was comparable to that of the past two fiscal years.

Capital expenditures of $93.6 million, $48.6 million and $36.9 million in fiscal 1997, 1996 and 1995, respectively, were concentrated in the Specialty Alloys Operations' Reading, Pennsylvania, plant and were used for increased capacity, normal replacements and modernization. Fiscal 1997 and 1996 major projects included a 20-metric ton vacuum induction degassing and pouring furnace, two vacuum arc remelting furnaces, and annealing facilities. Work has begun on construction of a bar finishing cell and a major rebuild of the 3,000-ton press.

During fiscal 1997, Carpenter acquired Rathbone Precision Metals, Inc., and Dynamet Incorporated. During fiscal 1996, the businesses of Green Bay Supply Co., Inc., and Parmatech Corporation were acquired and in fiscal 1995, Carpenter acquired Certech, Inc., and an affiliated company. Fiscal 1996 and 1995 also include other less significant acquisitions. The cost of all acquisitions totaled $86.6 million in cash and $107.2 million in common stock. Details of these transactions are included in Note 3 to the consolidated financial statements.

During fiscal 1996, Carpenter sold a portion of its interest in Walsin-CarTech Specialty Steel Corporation, reducing its ownership interest from 19 percent to 5 percent. Carpenter received $32.7 million in cash from the sale which resulted in a $2.7 million pre-tax gain. Details of this transaction are included in Note 4 to the consolidated financial statements.

During fiscal 1997, total debt increased by $106.4 million, excluding debt of acquired companies, primarily to finance acquisitions of businesses and the higher level of capital expenditures. During fiscal 1995, $80 million of medium-term notes were issued with a 7.4 percent average interest rate, and a portion of the proceeds were used to retire borrowings under credit arrangements. Details of debt and financing arrangements are provided in Note 8 to the consolidated financial statements.

The dividend payout rate on common stock was $1.32 per share for both fiscal 1997 and fiscal 1996 versus $1.20 in fiscal 1995. The preferred stock dividend was maintained at $5,362.50 per share in each of the past three fiscal years. Total dividend payments were $24.4 million, $23.3 million and $21.0 million in fiscal 1997, 1996 and 1995, respectively.

Financial Condition

During the past three fiscal years, Carpenter maintained the ability to provide adequate cash to meet its needs through strong cash flow from operations, management of working capital and its flexibility to use outside sources of financing to supplement internally generated funds.

Carpenter ended fiscal 1997 in a sound liquidity position, with current assets exceeding current liabilities by $144.2 million (a ratio of 1.6 to 1). This favorable ratio is conservatively stated because certain inventories are valued $138.9 million less than the current cost as a result of using the LIFO method.

Total debt at June 30, 1997, was $330.6 million, or 36.9 percent of total capital, including deferred taxes, versus 35.3 percent of total capital, including deferred taxes, at June 30, 1996.

Financing is available under a $200 million financing arrangement with a number of banks, providing for $150 million of revolving credit to February 2002 and lines of credit of $50 million. Borrowings under this agreement serve as back-up to Carpenter's commercial paper program. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $200 million. As of June 30, 1997, $57.5 million was available under the credit facility and commercial paper program.

At June 30, 1997, Carpenter had $20 million of medium-term debt securities available for issuance under a Shelf Registration on file with the Securities and Exchange Commission.

In summary, Carpenter believes that its present financial resources, both from internal and external sources, are adequate to meet its foreseeable short-term and long-term liquidity needs.

Commitments and Contingencies

Environmental

Carpenter has environmental liabilities at some of its owned operating facilities, and has been designated as a potentially responsible party ("PRP") with respect to certain superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of cleanup costs nor the final method of their allocation among all designated PRPs at these superfund sites has been determined. The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and the superfund sites is between $11.2 million and $23.3 million. Carpenter has accrued amounts for environmental remediation costs, including remediation investigation and feasibility study costs, which represent management's best estimate of the probable and reasonably estimable remediation costs. Recoveries of expenditures are recognized as a receivable when they are estimable and probable. The estimated range of the anticipated recoveries for environmental costs is between $7.2 million and $7.5 million. Additional details are provided in Note 17 to the consolidated financial statements. Carpenter does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Other

Carpenter also is defending various claims and legal actions, and is subject to commitments and contingencies that are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Additional details are provided in Note 17 to the consolidated financial statements. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on Carpenter's financial position or results of operations and cash flows.

Forward-Looking and Other Statements

This Management Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K contain various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include, among other matters, statements concerning future revenues and continued growth in various market segments. These statements are based on current expectations that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. These risks include the following: 1) the cyclical nature of the specialty materials business which are subject to changes in the general economic conditions; 2) the critical importance of certain raw materials used by Carpenter to produce specialty materials that can only be acquired from foreign sources, some of which are located in countries which may be subject to unstable political and economic conditions which may affect the prices of these materials; 3) the susceptibility of export sales to the effects of export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; and 4) the effects on operations of changes in domestic and foreign governmental laws and public policy, including environmental regulations. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. Additional risk factors may be described from time to time with Carpenter's filings with the Securities and Exchange Commission. Carpenter undertakes no obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 8.  Financial Statements and Supplementary Data


Index to Consolidated Financial Statements and Supplementary Data


                                                       Page
                                                       ----
Consolidated Financial Statements:

  Report of Independent Accountants                     20

  Consolidated Statement of Income for the
    Years Ended June 30, 1997, 1996 and 1995            21

  Consolidated Statement of Cash Flows for the
    Years Ended June 30, 1997, 1996 and 1995            22

  Consolidated Balance Sheet as of
    June 30, 1997 and 1996                              23

  Consolidated Statement of Changes in
    Shareholders' Equity for the Years Ended
    June 30, 1997, 1996 and 1995                       24-25

  Notes to Consolidated Financial Statements           26-47


Supplementary Data:

  Quarterly Financial Data (Unaudited)                  48

                Report of Independent Accountants



To the Board of Directors and Shareholders of Carpenter Technology Corporation:

We have audited the accompanying consolidated balance sheet of Carpenter Technology Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carpenter Technology Corporation and subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



s/Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 28, 1997

Consolidated Statement of Income
Carpenter Technology Corporation

for the years ended June 30, 1997, 1996 and 1995


(in thousands, except
per share data)                      1997      1996      1995
---------------------              ----------------------------
Net sales                          $939,000  $865,324  $757,532
                                   ----------------------------
Costs and expenses:
  Cost of sales                     697,892   636,783   564,169
  Selling and administrative
    expenses                        126,357   112,893   103,269
  Interest expense                   19,930    18,935    14,542
  Equity in loss of joint venture     1,188     7,025     3,000
  Other income, net                  (4,238)   (5,482)   (2,019)
                                   ----------------------------
                                    841,129   770,154   682,961
                                   ----------------------------
Income before income taxes           97,871    95,170    74,571

Income taxes                         37,878    35,022    27,079
                                   ----------------------------
Net income                         $ 59,993  $ 60,148  $ 47,492
                                   ============================


Earnings per common share:
  Primary                          $   3.30  $   3.51  $   2.81
  Fully diluted                    $   3.16  $   3.38  $   2.70

Weighted average common
 shares outstanding:
  Primary                            17,703    16,677    16,327
  Fully diluted                      18,760    17,604    17,309




See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
 Carpenter Technology Corporation
 for the years ended June 30, 1997, 1996 and 1995
(in thousands)                                      1997      1996      1995
--------------                                 ---------------------------------
OPERATIONS
Net income                                        $ 59,993  $ 60,148  $ 47,492
Adjustments to reconcile net income
 to net cash provided from operations:
  Depreciation and amortization                     40,985    35,226    32,479
  Deferred income taxes                              7,144     4,527     3,314
  Pension credits                                  (11,064)  (10,292)   (7,933)
  Equity in loss of joint venture                    1,188     7,025     3,000
  Gain on sale of partial interest
    in joint venture                                     -    (2,650)        -
Changes in working capital and other,
 net of acquisitions:
  Receivables                                       (3,097)  (14,754)  (21,819)
  Inventories                                      (17,264)  (59,619)  (29,480)
  Accounts payable                                  (4,192)   21,265    15,111
  Accrued current liabilities                       11,174    16,244     6,800
  Other, net                                       (10,799)   (7,083)   (5,177)
                                               --------------------------------
  Net cash provided from operations                 74,068    50,037    43,787
INVESTING ACTIVITIES                           --------------------------------
Purchases of plant and equipment                   (93,614)  (48,621)  (36,945)
Disposals of plant and equipment                     1,429     2,060     1,424
Acquisitions of businesses,
  net of cash received                             (60,233)  (13,301)  (13,032)
Investment in joint venture                              -         -    (2,060)
Proceeds from sale of partial
  interest in joint venture                              -    32,672         -
                                               --------------------------------
  Net cash used for investing activities          (152,418)  (27,190)  (50,613)
                                               --------------------------------
FINANCING ACTIVITIES
Provided by (payments on) short-term debt           53,576    (1,884)   20,145
Proceeds from issuance of long-term debt            60,000         -    80,000
Payments on long-term debt                          (7,138)   (9,023)  (55,736)
Dividends paid                                     (24,383)  (23,306)  (21,045)
Proceeds from issuance of common stock               1,863     4,590     1,745
Payments to acquire treasury stock                       -         -    (3,002)
                                               --------------------------------
  Net cash provided from (used for)
    financing activities                            83,918   (29,623)   22,107
                                               --------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                           (107)     (185)     (565)
                                               --------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   5,461    (6,961)   14,716
Cash and cash equivalents at beginning of year      13,159    20,120     5,404
                                               --------------------------------
Cash and cash equivalents at end of year          $ 18,620  $ 13,159  $ 20,120
SUPPLEMENTAL DATA:                             ================================
Cash paid during the year for:
  Interest payments, net of amounts capitalized   $ 18,705  $ 17,900  $ 15,441
  Income tax payments, net of refunds             $ 23,915  $ 20,942  $ 17,692
Non-cash investing activities:
  Treasury stock issued for business acquisitions $ 99,517 $ 4,500 $ 3,200 See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
Carpenter Technology Corporation

June 30, 1997 and 1996

(in thousands, except share data)                  1997         1996
---------------------------------              -----------------------
ASSETS
Current assets:
  Cash and cash equivalents                    $   18,620     $ 13,159
  Accounts receivable, net of allowance for
    doubtful accounts ($1,385 and $1,249)         159,863      137,103
  Inventories                                     211,483      160,452
  Deferred income taxes                                 -        2,113
  Other current assets                             12,247       11,643
                                               -----------------------
    Total current assets                          402,213      324,470
Property, plant and equipment, net                513,636      419,472
Prepaid pension cost                               99,748       91,474
Goodwill, net                                     104,610       18,792
Other assets                                      102,794       57,763
                                               -----------------------
Total assets                                   $1,223,001     $911,971
                                               =======================
LIABILITIES
Current liabilities:
  Short-term debt                              $   82,540     $ 18,964
  Accounts payable                                 78,962       75,811
  Accrued compensation                             26,932       26,088
  Accrued income taxes                             19,263       13,656
  Deferred income taxes                             5,601            -
  Other accrued liabilities                        41,375       30,446
  Current portion of long-term debt                 3,372        7,010
                                               -----------------------
    Total current liabilities                     258,045      171,975
Long-term debt, net of current portion            244,726      188,024
Accrued postretirement benefits                   135,903      137,738
Deferred income taxes                             110,780       84,460
Other liabilities                                  24,240       20,697

SHAREHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares      28,224       28,581
Common stock - authorized 50,000,000 shares        98,215       97,729
Capital in excess of par value - common stock      54,338       13,498
Reinvested earnings                               303,566      267,956
Common stock in treasury, at cost                  (3,539)     (64,483)
Deferred compensation                             (20,299)     (22,830)
Foreign currency translation adjustments          (11,198)     (11,374)
                                               -----------------------
    Total shareholders' equity                    449,307      309,077
                                               -----------------------
Total liabilities and shareholders' equity     $1,223,001     $911,971
                                               ========================


See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation
for the years ended June 30, 1997, 1996 and 1995
                                             Common Stock
                               Preferred -----------------------
                                 Stock             Capital in
(in thousands, except          Par Value Par Value Excess of Reinvested Treasury
 share and per share data)       of $5    of $5    Par Value Earnings   Stock
----------------------------------------------------------------------------------------
Balances at June 30, 1994      $ 29,029  $ 48,061  $ 50,882  $204,667  $(66,150)
  Distributions to ESOP            (204)        1         9
  Stock options exercised, net
   of 133 shares exchanged                    176     1,569
  Restricted shares issued, net               107     1,238                 (28)
  Shares purchased                                                       (3,002)
  Shares issued to acquire
   business                                           1,022               2,178
  Net income                                                   47,492
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                                 (1,599)
  Common, $2.40 per share                                     (19,446)
 Reduction of ESOP note
 Accrued compensation
 Translation adjustments
 Other                                                  426
 Effects of 2-for-1 common
  stock split                              48,345   (48,345)
Balances at June 30, 1995        28,825    96,690     6,801   231,114   (67,002)
  Distributions to ESOP            (244)       36       206
  Stock options exercised, net
   of 41,010 shares exchanged               1,003     3,587
  Restricted shares cancelled                                              (138)
  Shares issued to acquire
   business                                           1,843               2,657
  Net income                                                   60,148
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                                 (1,572)
   Common, $1.32 per share                                    (21,734)
  Reduction of ESOP note
  Accrued compensation
  Translation adjustments, net
  Other                                               1,061
Balances at June 30, 1996        28,581    97,729    13,498   267,956   (64,483)
  Distributions to ESOP            (357)       52       285
  Stock options exercised, net
   of 45,826 shares exchanged                 434     1,429
  Restricted shares cancelled                                               (79)
  Shares issued to acquire
   business                                          38,494              61,023
  Net income                                                   59,993
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                                 (1,578)
   Common, $1.32 per share                                    (22,805)
  Reduction of ESOP note
  Accrued compensation
  Translation adjustments
  Other                                                 632
Balances at June 30, 1997      $ 28,224  $ 98,215  $ 54,338  $303,566  $ (3,539)

<F1>
See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation
for the years ended June 30, 1997, 1996 and 1995
                                                                                   Share Data
                                                                    --------------------------------------------
                                            Foreign     Total                           Common Shares
                                Deferred    Currency    Share-      Preferred-----------------------------------
                                Compen-    Translation  holders'    Shares                               Net
                                sation     Adjustments  Equity      Issued     Issued     Treasury   Outstanding
                                ---------------------------------   --------------------------------------------
Balances at June 30, 1994       $(26,386)  $   (959)   $239,144     459.9     9,612,181  (1,522,604)  8,089,577
  Distributions to ESOP                                    (194)     (3.2)          179                     179
  Stock options exercised, net
   of 133 shares exchanged                                1,745                  35,272                  35,272
  Restricted shares issued, net   (1,317)                     -                  21,350        (500)     20,850
  Shares purchased                                       (3,002)                            (53,124)    (53,124)
  Shares issued to acquire
   business                                               3,200                              53,124      53,124
  Net income                                             47,492
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                           (1,599)
  Common, $2.40 per share                               (19,446)
 Reduction of ESOP note            1,071                  1,071
 Accrued compensation              1,171                  1,171
 Translation adjustments                     (6,063)     (6,063)
 Other                                                      426
 Effects of 2-for-1 common
  stock split                                                 -               9,668,982  (1,523,104)  8,145,878
Balances at June 30, 1995        (25,461)    (7,022)    263,945     456.7    19,337,964  (3,046,208) 16,291,756
  Distributions to ESOP                                      (2)     (3.6)        7,251                   7,251
  Stock options exercised, net
   of 41,010 shares exchanged                             4,590                 200,536                 200,536
  Restricted shares cancelled        138                      -                              (4,652)     (4,652)
  Shares issued to acquire
   business                                               4,500                             120,786     120,786
  Net income                                             60,148
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                           (1,572)
  Common, $1.32 per share                               (21,734)
 Reduction of ESOP note            1,209                  1,209
 Accrued compensation              1,284                  1,284
 Translation adjustments, net                (4,352)     (4,352)
 Other                                                    1,061
Balances at June 30, 1996        (22,830)   (11,374)    309,077     453.1    19,545,751  (2,930,074) 16,615,677
  Distributions to ESOP                                     (20)     (5.8)       10,400                  10,400
  Stock options exercised, net
   of 45,826 shares exchanged                             1,863                  86,769                  86,769
  Restricted shares cancelled         79                      -                              (2,590)     (2,590)
  Shares issued to acquire
   business                                              99,517                           2,772,059   2,772,059
  Net income                                             59,993
  Cash dividends:
   Preferred, $5,362.50 per
    share, net of income taxes                           (1,578)
   Common, $1.32 per share                              (22,805)
 Reduction of ESOP note            1,355                  1,355
 Accrued compensation              1,097                  1,097
 Translation adjustments                        176         176
 Other                                                      632
Balances at June 30, 1997       $(20,299)  $(11,198)   $449,307     447.3    19,642,920    (160,605) 19,482,315

<F1>
See accompanying notes to consolidated financial statements.

             Notes to Consolidated Financial Statements
                            __________


 1.  Summary of Significant Accounting Policies

     Description of Business - The Company is primarily engaged in one business segment - the manufacture, fabrication and distribution of specialty metals. Sales of finished products include stainless steels, special alloys, tool steels and titanium in the forms of bar, rod, wire and strip. Additionally, the Company manufactures certain engineered products including structural ceramics, metal injection molded products and ultra-hard wear parts. The engineered products do not qualify as a reportable segment and therefore are not presented as a separate business segment.

     The products of the Company are sold primarily in the United States and principally through its own sales organization, with service centers and sales offices located in many of the major cities of the country. Sales outside of the United States, including export sales, were $117.8 million, $96.5 million and $74.7 million in fiscal 1997, 1996 and 1995, respectively.

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

     Depreciation and Amortization - Depreciation for financial reporting purposes is computed by the straight-line method. This method allocates depreciation equally over the estimated useful lives of the assets. Depreciation for income tax purposes is computed using accelerated methods. The costs of intangible assets other than goodwill, which are included in other assets on the consolidated balance sheet, are comprised principally of agreements not to compete, patents, trademarks and tradenames and are amortized on a straight-line basis over their respective estimated useful lives, ranging from 4 to 30 years.

     Goodwill - Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of companies acquired to date, is being amortized on a straight-line basis over periods not to exceed 30 years, the estimated life of the goodwill. The Company's policy is to record an impairment loss against the goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of the net assets.

     Long-Lived Assets - Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates long-lived assets for impairment by individual business unit. There was no cumulative effect resulting from the adoption of SFAS 121 in fiscal 1997.

     Environmental Expenditures - Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities, including remediation investigation and feasibility study costs, when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as receivables when they are estimable and probable.

     In October 1996, Statement of Position 96-1, "Environmental
     Remediation Liabilities," was issued and is effective for fiscal 1998. This statement provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. The Company does not expect this statement to have a material effect on its financial position or results of operations.

     Foreign Currency Translation and Remeasurement - Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency exchange gains and losses are included in net income. Realized and unrealized foreign currency exchange gains and losses for the years presented were not material.

     Non-monetary assets and liabilities of foreign operations, where the functional currency is the U.S. dollar or whose economic environment is highly inflationary as defined by SFAS 52, are translated at historical exchange rates. All other assets and liabilities are translated at year-end rates. Inventories charged to cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses that result from translation are included in earnings. Effective January 1, 1997, the Company's operations in Mexico were considered to operate in a highly inflationary economy as defined by SFAS 52.

     Futures Contracts and Commodity Price Swaps - In connection with the anticipated purchase of raw materials for certain fixed-price sales arrangements, the Company enters into futures contracts and commodity price swaps to reduce the risk of cost increases. The contracts do not have leveraged features and generally are not entered into for speculative purposes. The significant characteristics and terms of the anticipated purchase of raw materials are identifiable, and the contracts are designated and effective as hedges, because of the high correlation between the contracts and the items being hedged. As such, they are accounted for as hedges and unrealized gains and losses are deferred and included in cost of sales in the periods when the related transactions are completed.

     Foreign Currency Forward Contracts - In connection with certain future payments between the Company and its various European subsidiaries, foreign currency forward contracts are used to reduce the risk of foreign currency exposures. The Company's primary foreign currency exposures are in France. The foreign currency forward contracts do not qualify as hedges for financial reporting purposes, as the anticipated cash flows are not definitive. Therefore, the contracts are marked to market and any related gain or loss is included in income on a current basis. Gains and losses for the years presented were not material to the Company's results of operations or cash flows.

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

     The Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share," which becomes effective for periods ending after December 15, 1997. The Company will adopt this statement effective with the quarter ending December 31, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The adoption of SFAS 128 will not have a material effect on the Company's future presentation and disclosure requirements of earnings per share as compared to the current presentation and disclosure requirements.

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

     Company-Owned Life Insurance Program - The Company has a company-owned life insurance program covering essentially all of the U.S.-based employees. The purpose of the program is to provide cash to fund employee benefit obligations and for other corporate purposes. At June 30, 1997 and 1996, the cash surrender values, $81.2 million and $81.4 million, and the insurance policy loans, $80.6 million and $80.7 million, respectively, were netted and included in other assets on the consolidated balance sheet.

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

     Other Accounting Pronouncements - The FASB issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company's fiscal year 1999. The impact of these new standards on the Company's future financial statements and disclosures has not been determined.

 2.  Two-for-One Common Stock Split

     On August 10, 1995, the Board of Directors of the Company declared a two-for-one common stock split which was distributed to shareholders of record on September 1, 1995.
     The par value of common shares remained at $5 per share.

     The effect of the stock split has been retroactively reflected as of June 30, 1995, in the statement of changes in shareholders' equity, but activity for fiscal 1995 was not restated in those statements. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes reflect the effect of the split for all periods presented.

 3.  Acquisitions of Businesses

     During the past three fiscal years, the Company acquired the entities described below, which were accounted for by the purchase method of accounting:

          Fiscal 1997

          On June 19, 1997, the Company acquired the net assets of Rathbone Precision Metals, Inc., for $9.6 million in cash, including acquisition costs. Rathbone is a manu-facturer of custom, cold-drawn metal shapes. The pur-chase price included goodwill of $6.8 million, which is being amortized on a straight-line basis over 20 years.

          On February 28, 1997, the Company purchased all of the common stock of Dynamet Incorporated in exchange for approximately 2.8 million shares of its treasury common stock with a fair market value of $99.5 million and $51.5 million of cash, including acquisition costs. In addition, the Company entered into consulting and non-competition agreements for $10.3 million, a portion of which is payable over four years. Dynamet is a manufacturer of titanium bar, wire and powder products. Based upon a preliminary allocation, the excess of purchase price over the estimated fair values of the net assets acquired was $80.7 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

          Fiscal 1996

          On November 9, 1995, the Company acquired the net assets of Green Bay Supply Co., Inc., for $10.8 million in cash, including acquisition costs. Green Bay is a master distributor which purchases specialty metal products globally and resells them to independent distributors in the United States. The purchase price approximated the fair value of the assets acquired.

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

     The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of acquisition, as follows:

     (in thousands)                  1997      1996      1995
                                   ----------------------------
     Working Capital,
       other than cash             $ 26,504   $ 9,457   $ 1,894
     Property, plant and
       equipment                     38,800     4,612    10,200
     Other assets                    27,264     2,158     1,740
     Goodwill                        87,499     4,094     8,154
     Noncurrent liabilities         (20,317)   (2,520)   (5,756)
                                   ----------------------------
     Purchase price, net of
       cash received               $159,750   $17,801   $16,232
                                   ============================

     Deferred tax liabilities included in the allocation totaled
     $27.0 million in fiscal 1997 and $1.3 million in fiscal 1996 and 1995.

     The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. On the basis of an unaudited pro forma consolidation of the results of operations as if the acquisitions in fiscal 1997 and 1996 had taken place at the beginning of fiscal 1996, consolidated net sales would have been $1,022.8 million for fiscal 1997 and $970.3 million for fiscal 1996. Unaudited consolidated pro forma net income and primary earnings per share would have been $66.7 million and $3.29 for the year ended June 30, 1997, and $66.4 million and $3.32 for the year ended June 30, 1996, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1996.

     As a result of the acquisition of Dynamet Incorporated, Mr. Peter C. Rossin became a director of the Company. He and his wife own of record or beneficially a total of 2,434,494 shares of the Company's common stock or approximately 12% of the shares outstanding as of June 30, 1997. These shares are subject to a Standstill Agreement which provides for certain limitations on either the increase or disposal of their interest in the Company's common stock, solicitation of proxies, involvement in tender offers, business combinations or restructuring of voting securities affecting the Company and on their ability to seek control of or influence the Company's Board of Directors or management. In addition, the Standstill Agreement provides that the Board will recommend the election, as a director of the Company, of Mr. Rossin or another person that he and the other former Dynamet shareholders designate, if, after consultation, the Board determines such person is reasonably acceptable. The Standstill Agreement expires in 2007, unless terminated earlier as a result of a change in control of the Company or a reduction of the voting power of the former Dynamet shareholders below 5% of the Company's outstanding shares.

 4.  Investment in Joint Venture

     The Company's investment in Walsin-CarTech Specialty Steel Corporation, a corporate joint venture in Taiwan with Walsin Lihwa Corporation, was $8.6 million at June 30, 1997, and $9.8 million at June 30, 1996, and is included in other assets on the consolidated balance sheet. This investment is being accounted for using the equity method of accounting.

     From inception on September 2, 1993, through March 19, 1996, the Company owned a 19 percent interest in the joint venture, which became operational in January 1995. On
     March 19, 1996, the Company sold a portion of its interest in the joint venture to Walsin Lihwa Corporation, reducing its ownership interest to 5 percent. The Company received $32.7 million in cash from the sale which resulted in a $2.7 million pre-tax gain, which is included in other income on the consolidated statement of income for fiscal 1996. Additionally, Walsin Lihwa may acquire the Company's remaining 5 percent interest for the original purchase cost, plus interest at any time prior to March 19, 1998, and holds the right of first refusal should the Company seek to sell its remaining interest in the joint venture.

 5.  Inventories

                                                  June 30
     (in thousands)                            1997      1996
                                             ------------------
     Finished and purchased products         $121,532  $129,184
     Work in process                          177,650   134,751
     Raw materials and supplies                51,152    58,388
                                             ------------------
     Total at current cost                    350,334   322,323
                                             ------------------
     Less excess of current cost
       over LIFO values                       138,851   161,871
                                             ------------------
                                             $211,483  $160,452
                                             ==================

     Current cost of LIFO-valued inventories was $317.6 million at June 30, 1997, and $295.4 million at June 30, 1996.

     The acquisition of Dynamet Incorporated in fiscal 1997 resulted in a new basis of accounting for Dynamet's LIFO inventories which are greater than those reportable for federal income tax purposes by $17.2 million at June 30, 1997.

 6.  Property, Plant and Equipment

                                                  June 30
     (in thousands)                            1997      1996
                                             ------------------
     Land                                    $  8,871  $  7,374
     Buildings and building equipment         183,506   154,871
     Machinery and equipment                  707,051   620,153
     Construction in progress                  37,028    27,299
                                             ------------------
     Total at cost                            936,456   809,697
                                             ------------------
     Less accumulated depreciation
       and amortization                       422,820   390,225
                                             ------------------
                                             $513,636  $419,472
                                             ==================

     The estimated useful lives are principally 45 years for buildings and 20 years for machinery and equipment. The ranges are as follows:

                                          Estimated Useful Lives
     Buildings and building equipment:
       Land improvements                                 20 years
       Buildings and equipment                     20 to 45 years

     Machinery and equipment:
       Machinery and equipment                      5 to 20 years
       Autos and trucks                              3 to 6 years
       Office furniture and equipment               3 to 10 years

     For the years ended June 30, 1997, 1996 and 1995, depreciation expense was $36.8 million, $33.7 million and $31.2 million, respectively.

 7.  Other Accrued Liabilities

                                                  June 30
     (in thousands)                            1997      1996
                                             -----------------
     Medical expenses                        $11,031   $10,690
     Environmental costs                       7,403     1,298
     Interest                                  6,065     5,557
     Other                                    16,876    12,901
                                             -----------------
                                             $41,375   $30,446
                                             =================
 8.  Debt Arrangements

     In February 1997, the Company renegotiated its existing financing arrangements with a number of banks to increase its credit facilities from $150 million to $200 million, lower the costs of the facilities and extend the term to February 2002. The arrangements provide for the availability of $150 million of revolving credit and lines of credit of $50 million and serve as back-up to the Company's commercial paper borrowings. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $200 million. Interest is based on short-term market rates or competitive bids. This financing arrangement replaced the previous revolving credit and lines of credit arrangement. As of June 30, 1997, there were no borrowings outstanding under the revolving credit agreement, $13.5 million outstanding under the lines of credit and $129.0 million of commercial paper outstanding. At June 30, 1997, $60.0 million of short-term debt was classified as long-term debt because the Company has the ability and intent to refinance it on a long-term basis through existing credit facilities. There was $19.0 million of short-term debt outstanding under the previous financing arrangement as of June 30, 1996.

     During fiscal 1995, the Company issued $80.0 million of medium-term debt securities with a 7.38% average interest rate under a Form S-3 registration statement ("Shelf Registration") on file with the Securities and Exchange Commission. The proceeds were used to retire borrowings under credit arrangements. At June 30, 1997, the Company has an additional $20.0 million of medium-term debt securities available for issuance under the Shelf Registration.

     For the years ended June 30, 1997, 1996 and 1995, interest cost totaled $22.3 million, $19.3 million and $17.8 million, of which $2.4 million, $.4 million and $3.3 million, respectively, were capitalized.

     The weighted average interest rates for short-term borrowings during fiscal 1997 and 1996 were 5.9% and 6.0%, respectively.

     Long-term debt outstanding at June 30, 1997 and 1996, consists of the following:

     (in thousands)                            1997      1996
                                             ------------------
     9% Sinking fund debentures
       due 2022; sinking fund
       requirements are $5.0 million
       annually from 2003 to 2021            $ 99,577  $ 99,559
     Medium-term notes at
       6.78% to 7.80% due from
       October 1998 to 2005                    80,000    80,000
     Short-term debt classified as
       long-term debt at 5.9% to 6.0%          60,000         -
     10.45% Senior notes, series B,
       due in annual installments
       of $3.0 million through 1999             6,000     9,000
     9.4% Notes                                     -     3,571
     Capitalized lease obligations
       at 7.6% to 10.1% due in
       installments through 2006                2,088     2,233
     Other                                        433       671
                                             ------------------
     Total                                    248,098   195,034
                                             ------------------
     Less amounts due within one year           3,372     7,010
                                             ------------------
                                             $244,726  $188,024
                                             ==================

     Aggregate maturities of long-term debt for the four years subsequent to June 30, 1998, are $13.2 million in fiscal
     1999, $15.1 million in fiscal 2000, $10.1 million in fiscal
     2001, and $85.2 million in fiscal 2002.

     The Company's financing arrangements contain restrictions which, among other things, limit the aggregate amount of the Company's dividends. Reinvested earnings available for dividends at June 30, 1997, were approximately $208.2 million.

 9.  Financial Instruments

     The Company's financial instrument portfolio is comprised of cash and cash equivalents, company-owned life insurance, short-term and long-term debt instruments, raw material futures contracts and commodity price swaps and foreign currency forward contracts.

     The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                  June 30
     (in thousands)                      1997                1996
                                   ------------------  ------------------
                                   Carrying    Fair    Carrying    Fair
                                     Value     Value     Value     Value
                                   ------------------  ------------------
     Cash and cash equivalents     $ 18,620  $ 18,620  $ 13,159  $ 13,159
     Company-owned life insurance  $ 88,327  $ 88,327  $ 85,611  $ 85,611
     Short-term debt               $ 82,540  $ 82,540  $ 18,964  $ 18,964
     Long-term debt                $248,098  $259,841  $195,034  $205,475
     Futures contracts (buy)       $      -  $      -  $      -  $      -
     Foreign currency forward
       contracts (sell)            $    910  $    910  $      7  $      7

     The contract values and estimated fair value of contracts were as follows:

                                                  June 30
     (in thousands)                      1997                1996
                                   ------------------  ------------------
                                             Fair                Fair
                                   Contract  Value of  Contract  Value of
                                     Value  Contracts    Value  Contracts
                                   ------------------  ------------------
     Futures contracts (buy)       $21,671   $19,909   $21,610   $20,300
     Foreign currency forward
       contracts (sell)            $ 8,180   $ 7,270   $ 4,944   $ 4,937

     The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short maturities of these instruments. The carrying amount for company-owned life insurance is based on cash surrender values determined by the insurance carriers.

     The fair value of long-term debt as of June 30, 1997 and 1996, was determined by using current interest rates and market values of similar issues.

     The fair value of raw material futures contracts and commodity price swaps was based on quoted market prices for these instruments. These financial instruments have various maturity dates ranging from 1997 to 1999.

     The fair value of foreign currency forward contracts represents the amount to be exchanged if the existing contracts were settled at year end, based on market quotes.
     The foreign currency forward contracts have various maturity dates ranging from 1997 to 1998.

     The Company is exposed to credit risk related to its financial instruments in the event of non-performance by the counterparties. The Company does not generally require collateral or other security to support these financial instruments. However, the counterparties to these transactions are major institutions deemed credit worthy by the Company. The Company does not anticipate non-performance by the counterparties.

10.  Common Stock Purchase Rights

     The Company has issued one common stock purchase right ("Right") for every outstanding share of common stock. Except as otherwise provided in the Rights Agreement, the Rights will become exercisable and separate Rights certifi-cates will be distributed to the shareholders: (1) 10 days following the acquisition of 20 percent or more of the Company's common stock, (2) 10 business days (or such later date as the Board may determine) following the commencement of a tender or exchange offer for 20 percent or more of the Company's common stock, or (3) 10 days after the Company's Board of Directors determines that a holder of 15 percent or more of the Company's shares has an interest adverse to those of the Company or its shareholders (an "adverse person"). Upon distribution, each Right would then entitle a holder to buy from the Company one newly issued share of its common stock for an exercise price of $145. After distribu-tion, upon: (1) any person acquiring 20 percent of the outstanding stock (other than pursuant to a fair offer as determined by the Board), (2) a 20 percent holder engaging in certain self-dealing transactions, (3) the determination of an adverse person, or (4) certain mergers or similar transactions between the Company and holder of 20 percent or more of the Company's common stock, each Right (other than those held by the acquiring party) entitles the holder to purchase shares of common stock of either the acquiring company or the Company (depending on the circumstances) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by the Company for $.025 per Right at any time before they become exercisable. The Rights Agreement expires on June 26, 2006.

11.  Stock-Based Compensation

     Effective July 1, 1996, the Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123, net income would have been reduced by $.9 million or $.05 per share in fiscal 1997. There would have been no effect on net income or earnings per share in fiscal 1996. These pro forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since
     July 1, 1995, using the following assumptions:

                                               1997      1996
                                             -----------------
     Risk free interest rate                   6.4%      5.8%
     Expected volatility                      20.6%     20.6%
     Expected life of options                5 years   5 years
     Expected dividends                        4.2%      4.2%

     The Company has three stock-based compensation plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

     1993 Plan:

     The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. As of June 30, 1997 and 1996, 1,358,455 and 1,545,965 shares, respectively, were reserved for options and share awards which may be granted under this plan.

     Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant.

     Restricted stock awards vest equally at the end of each year of employment for the five-year period from the date of grant. When the restricted shares are issued, deferred compensation is recorded in the shareholders' equity section of the consolidated balance sheet. The deferred compensation is charged to expense over the vesting period. During fiscal 1997, 1996 and 1995, $.6 million, $.6 million and
     $.3 million, respectively, were charged to expense for vested restricted shares.

     Performance share awards are earned only if the Company achieves certain performance levels over a three-year period. The awards are payable in shares of common stock and expensed over the three-year performance period. In June 1997 and 1996, 25,700 and 18,400 performance share awards, respectively, were granted contingent on performance over the three fiscal years after grant. During fiscal 1997, $.3 million was charged to expense for earned performance shares. There was no charge to expense for these awards in fiscal 1996.

     1982 and 1977 Plans:

     The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, and are exercisable after one year of employment following the date of grant. Under the 1982 plan, options granted since
     August 9, 1990, expire ten years after grant, while options granted prior to that date have expired. Options granted under the 1977 plan expire ten years after grant. At
     June 30, 1997 and 1996, 48,520 and 164,620 shares,
     respectively, were reserved for options which may be granted under the 1977 plan.

     The Company also has a stock option plan which provides for the granting of stock options to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 1997 and 1996, 129,000 and 157,000 shares, respectively, were reserved for options which may be granted under this plan.

     A summary of the option activity under all plans for the past three years follows:
                                   Number of       Option Price
                                    Shares          per Share
                                   ----------------------------
     Balance June 30, 1994          724,352       $19.00-$30.19
      Granted                       144,000       $28.32-$32.56
      Exercised                     (70,810)      $22.38-$30.19
      Cancelled                      (3,390)      $24.12-$30.19
                                   ----------------------------
     Balance June 30, 1995          794,152       $19.00-$32.56
      Granted                       270,500       $33.00-$39.12
      Exercised                    (241,546)      $19.00-$30.19
      Cancelled                      (9,600)      $28.32-$32.56
                                   ----------------------------
     Balance June 30, 1996          813,506       $19.00-$39.12
      Granted                       315,600       $31.63-$45.56
      Exercised                    (132,595)      $22.38-$33.00
      Cancelled                      (7,100)      $33.00-$39.12
                                   ----------------------------
     Balance June 30, 1997          989,411       $19.00-$45.56
                                   ============================

     At June 30, 1997, 673,811 of the 989,411 options outstanding were exercisable. Of the options outstanding at June 30, 1997, 513,618 relate to the 1993 plan, 108,931 relate to the 1982 plan, 266,860 relate to the 1977 plan and 100,002 relate to the plan for non-employee Directors.

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

     Net pension credits included the following components:

     (in thousands)                        1997      1996      1995
                                        --------------------------------
     Service cost of benefits earned    $ 13,442  $ 11,439  $  9,852
     Interest cost on projected
       benefit obligation                 32,696    28,852    27,255
     Return on plan assets:
      Actual                            (150,206)  (96,868)  (83,917)
      Deferred gain                       97,291    50,363    42,733
     Net amortization and deferral        (2,309)   (2,240)   (2,727)
                                        --------------------------------
     Net pension credits                $ (9,086) $ (8,454) $ (6,804)
                                        ================================
     Principal actuarial assumptions:
      Discount rate                         7.5%      7.5%      8.0%
      Long-term rate of compensation
       increase                             4.5%      4.5%      4.5%
      Long-term rate of return on
       plan assets                          9.0%      9.0%      9.0%

     The .5% discount rate change decreased the pension credit by $.8 million in fiscal 1996.

     The funded status of these plans at June 30, 1997 and 1996 is summarized as follows:

                                    Overfunded Plans    Underfunded Plans
     (in thousands)                  1997      1996       1997      1996
                                   ---------------------------------------
     Plan assets at fair value     $718,638  $598,648   $  2,380  $  1,888
     Actuarial present value of
      benefit obligations:
      Vested                        391,068   310,648     11,181     9,006
      Non-vested                        203    60,433        382       397
                                   ---------------------------------------
      Accumulated benefit
       obligation                   391,271   371,081     11,563     9,403
      Effect of future
       compensation increases        76,676    64,531      2,934     3,248
                                   ---------------------------------------
      Projected benefit obligation  467,947   435,612     14,497    12,651
                                   ---------------------------------------
     Plan assets in excess of
       (less than) projected
       benefit obligation           250,691   163,036    (12,117)  (10,763)
     Unrecognized net (gain) loss-
      experience different from
      assumptions                  (171,082)  (90,990)     3,436     3,527
     Unrecognized transition
      (asset) obligation            (11,595)  (14,491)       370       417
     Unrecognized prior service
       cost                          31,734    33,919        272       294
                                   ---------------------------------------
     Prepaid (accrued) pension
       cost                        $ 99,748  $ 91,474   $ (8,039) $ (6,525)
                                   =======================================
     Principal actuarial assumptions:
      Discount rate                    7.5%      7.5%       8.0%      8.1%
      Long-term rate of
       compensation increase           4.5%      4.5%       7.0%      6.8%

     During fiscal 1997 the Company established a separate account within a pension plan to fund certain postretirement medical benefits. As a result, all active employees became fully vested in their accrued pension benefits.

     The actuarial present value of the projected benefit obligation is computed assuming the continuing existence of the plans. The obligation to fund these plans would be substantially higher than the accumulated benefit obligation if the plans were terminated.

     The underfunded plans include the pension plan of the Company's Mexican operations, Rathbone Precision Metals, Inc., and several supplemental retirement plans for certain key employees and outside directors. The Company has a company-owned life insurance program covering certain key employees and outside directors, the purpose of which is to provide for the Company's obligation under the supplemental retirement plans. As of June 30, 1997 and 1996, the cash surrender values of $7.2 million and $4.2 million, respectively, were included in other assets on the consolidated balance sheet.

     The Company also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $5.3 million in fiscal 1997, $4.8 million in fiscal 1996 and $4.5 million in fiscal 1995. There were 1,357,110 common shares reserved for issuance under the savings plans at June 30, 1997.

13.  Postretirement Medical and Life Insurance Benefits

     In addition to pension plan benefits, the Company provides health care and life insurance benefits for a majority of its retired employees and covered dependents. Eligible employees receive these benefits upon normal retirement.

     Expense of postretirement medical and life insurance benefits consisted of the following components:

     (in thousands)                         1997      1996      1995
                                         -----------------------------
     Service cost of benefits earned      $ 2,382   $ 2,317   $ 2,287
     Interest cost on accumulated
      postretirement benefit obligation    10,590     9,767    10,317
     Return on plan assets:
      Actual                               (9,217)   (4,548)   (6,023)
      Deferred gain                         6,159     2,274     4,675
     Net amortization and deferral         (1,200)   (1,575)   (1,031)
                                         -----------------------------
     Postretirement medical and
      life insurance
      benefits expense                    $ 8,714   $ 8,235   $10,225
                                         =============================
     Principal actuarial assumptions:
      Discount rate                         7.5%      7.5%      8.0%
      Return on plan assets                 9.0%      9.0%      9.0%
      Trend rate - beginning*               9.0%     10.0%     11.0%
      Trend rate - ultimate                 6.0%      6.0%      6.0%
               * Declines 1% per year to the ultimate rate.

     The .5% discount rate change increased expense by $.7 million in fiscal 1996.

13.  Postretirement Medical and Life Insurance Benefits
     (continued)

     The funded status of the postretirement medical and life insurance benefit plans at June 30, 1997 and 1996, is summarized as follows:

     (in thousands)                             1997      1996
                                             --------------------
     Accumulated postretirement
      benefit obligation (APBO):
       Retirees                               $ 86,904  $ 90,669
       Fully eligible active
        plan participants                       24,534    24,751
       Other active plan participants           29,339    28,968
                                             --------------------
       Total APBO                              140,777   144,388
     Plan assets at fair value                  45,588    33,624
                                             --------------------
     APBO in excess of plan assets              95,189   110,764
     Unrecognized net gain                      48,796    35,074
     Unrecognized prior service cost            (1,948)   (2,111)
                                             --------------------
     Accrued postretirement benefits          $142,037  $143,727
                                             ====================
     Principal actuarial assumptions:
      Discount rate                              7.5%      7.5%
      Trend rate - beginning*                    8.0%      9.0%
      Trend rate - ultimate                      6.0%      6.0%
               *Declines 1% per year to the ultimate rate.

     The Company has been voluntarily contributing amounts into a Voluntary Employee Trust Fund (VEBA) since fiscal 1992. Plan assets are invested in trust-owned life insurance.

     The health-care cost trend rate assumption has a significant effect on the amounts reported. If the assumed health-care cost trend rate was increased by 1 percent, the APBO at June 30, 1997 would increase by $17.1 million and the postretirement benefit expense for fiscal 1997 would have increased by $1.6 million.

14.  Employee Stock Ownership Plan

     The Company has a leveraged employee stock ownership plan ("ESOP") to assist a majority of its employees with their future retiree medical obligations. The Company issued 461.5 shares of convertible preferred stock at $65,000 per share to the ESOP in exchange for a $30.0 million 15-year 9.345% note which is included in the shareholders' equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

     Principal and interest obligations on the note are satisfied by the ESOP as the Company makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees' accounts within the ESOP. The Company contributed $1.3 million in fiscal 1997 and 1996, and $1.1 million in fiscal 1995 to the ESOP. Compensation expense related to the plan was $1.9 million in fiscal 1997 and $2.0 million in fiscal 1996 and 1995.

     As of June 30, 1997, the ESOP held 447.3 shares of the convertible preferred stock, consisting of 140.3 allocated shares and 307.0 unallocated shares. Each preferred share is convertible into 2,000 shares of common stock. There are 894,558 common shares reserved for issuance under the ESOP at June 30, 1997. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. The stock is redeemable at the Company's option at $67,600 per share, declining to $65,000 per share by 2001.

15.  Supplemental Data

     (in thousands)                  1997      1996      1995
                                   ---------------------------
     Research and development      $12,986   $13,825   $12,302
     Repairs and maintenance       $58,295   $53,369   $49,305

16.  Income Taxes

     Provisions for income taxes consisted of the following:

     (in thousands)                  1997      1996      1995
                                   ----------------------------
     Current:
      Federal                      $25,886   $28,057   $20,117
      State                          2,407     2,018     2,488
      Foreign                        2,441       420     1,160

     Deferred:
      Federal                        4,888     3,589     4,332
      State                          1,844      (211)   (1,437)
      Foreign                          412     1,149       419
                                   ---------------------------
                                   $37,878   $35,022   $27,079
                                   ===========================

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

     (% of pre-tax income)           1997      1996      1995
                                   ----------------------------
     Federal tax rate                35.0%     35.0%     35.0%
     Increase (decrease) in
      taxes resulting from:
       State income taxes, net
        of federal tax benefit        2.8       2.0       4.1
       Goodwill amortization          0.7       0.4       0.4
       Federal and state tax
        rate changes                  0.3      (0.5)     (2.0)
       Other, net                    (0.1)     (0.1)     (1.2)
                                   ----------------------------
     Effective tax rate              38.7%     36.8%     36.3%
                                   ============================

     Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 1997 and 1996:

     (in thousands)                            1997      1996
                                             ------------------
     Deferred tax liabilities:
      Depreciation and amortization          $124,396  $109,846
      Prepaid pensions                         34,144    30,659
      Intangible assets                        11,515     1,060
      Inventories                              10,206     4,660
      Other                                    11,269     9,954
                                             ------------------
        Total deferred tax liabilities        191,530   156,179
                                             ------------------
     Deferred tax assets:
      Postretirement provisions                53,809    54,557
      Other reserve provisions                 22,278    20,576
      Valuation allowance                        (938)   (1,301)
                                             ------------------
        Total deferred tax assets              75,149    73,832
                                             ------------------
     Net deferred tax liability              $116,381  $ 82,347
                                             ==================

     The change in the valuation allowances relate to pre-acquisition net operating loss carryforwards of an acquired company.

17.  Commitments and Contingencies

     Environmental

     The Company is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the years ended June 30, 1997 and 1995, $5.9 million and $1.0 million, respectively, were charged to operations for environmental remediation costs (no expense was recognized in fiscal 1996). The liability recorded for environmental cleanup costs, including remediation investigation and feasibility study costs, remaining at June 30, 1997 and 1996, was $11.2 million and $5.6 million, respectively.

     During fiscal years 1997 and 1996, the Company entered into partial settlements of litigation relating to insurance coverages for certain superfund sites and recognized income of $3.0 million and $4.1 million, respectively. The discounted amounts receivable for recoveries from these settlements and from potentially responsible parties ("PRPs") at June 30, 1997 and 1996, were $7.2 million and $4.2 million, respectively.

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

                           SUPPLEMENTARY DATA


Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are usually influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest because of annual plant vacation and maintenance shutdowns in this period by Carpenter and by many of its customers.
This seasonal pattern can be disrupted by major economic cycles or special accounting adjustments.


(dollars in thousands -        First     Second      Third      Fourth
except per share amounts)     Quarter    Quarter     Quarter    Quarter
--------------------------------------------------------------------------
Results of Operations
Fiscal 1997
  Net sales                   $194,746   $208,670   $250,869   $284,715
  Gross profits               $ 46,428   $ 56,601   $ 61,916   $ 76,163
  Net income                  $  8,075   $ 13,647   $ 15,494   $ 22,777
--------------------------------------------------------------------------
Fiscal 1996
  Net sales                   $184,469   $210,126   $233,274   $237,455
  Gross profits               $ 48,264   $ 52,897   $ 58,699   $ 68,681
  Net income                  $ 11,906   $ 12,293   $ 14,726   $ 21,223
--------------------------------------------------------------------------
Per Common Share
Fiscal 1997
  Primary earnings            $    .46   $    .79   $    .86   $   1.14
  Fully diluted earnings      $    .45   $    .75   $    .84   $   1.10
--------------------------------------------------------------------------
Fiscal 1996
  Primary earnings            $    .70   $    .71   $    .86   $   1.24
  Fully diluted earnings      $    .67   $    .69   $    .83   $   1.19
--------------------------------------------------------------------------

Item 9.   Disagreements on Accounting and Financial Disclosure

          Not Applicable

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required as to directors is incorporated herein by reference to the "Election of Directors" section of the 1997 definitive Proxy Statement.

     Information concerning Carpenter's executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference from the 1997 definitive Proxy Statement under the "Election of Directors" section.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The security ownership of directors and officers as a group is described in the 1997 definitive Proxy Statement under "Security Ownership of Directors and Officers" section. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference from the 1997 definitive Proxy Statement under the "Election of Directors" section.

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


                REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF CARPENTER TECHNOLOGY CORPORATION

     Our report on the consolidated financial statements of Carpenter Technology Corporation and subsidiaries is included on page 20 of the 1997 Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



s/Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 28, 1997

      (2) The following documents are filed as exhibits:

           2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
           3. Articles of Incorporation and By-Laws of the Company
           4. Instruments Defining the Rights of Security Holders, Including Indentures
          10.  Material Contracts
          11.  Statement re Computation of Per Share Earnings
          12.  Statement re Computation of Ratios
          23.  Consent of Experts and Counsel
          24.  Powers of Attorney
          27.  Financial Data Schedule
          99.  Additional Exhibits

          (b)  Reports on Form 8-K:

               On May 13, 1997, Carpenter filed Form 8-K/A, Amendment to Current Report as an amendment to Carpenter's Current Report on Form 8-K dated February 28, 1997 and filed March 27, 1997, with respect to preparation of pro forma financial statements of Dynamet Incorporated related to Carpenter's acquisition of that company. Such Form 8-K/A is incorporated by reference herein.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARPENTER TECHNOLOGY CORPORATION

                           By s/G. Walton Cottrell
                              -----------------------------
                              G. Walton Cottrell
                              Sr. Vice President - Finance &
                               Chief Financial Officer

Date:  September 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


s/Robert W. Cardy        Chairman, President &        September 19, 1997
---------------------
Robert W. Cardy          Chief Executive Officer
                         and Director (Principal
                         Executive Officer)

s/G. Walton Cottrell     Sr. Vice President -         September 19, 1997
---------------------
G. Walton Cottrell       Finance & Chief
                         Financial Officer

s/Edward B. Bruno        Controller (Principal        September 19, 1997
---------------------
Edward B. Bruno          Accounting Officer)

          *                    Director               September 19, 1997
---------------------
Marcus C. Bennett

          *                    Director               September 19, 1997
---------------------
William S. Dietrich II

          *                    Director               September 19, 1997
---------------------
C. McCollister Evarts, M.D.

          *                    Director               September 19, 1997
---------------------
J. Michael Fitzpatrick

          *                    Director               September 19, 1997
---------------------
Carl R. Garr

          *                    Director               September 19, 1997
---------------------
William J. Hudson, Jr.

          *                    Director               September 19, 1997
---------------------
Arthur E. Humphrey

          *                    Director               September 19, 1997
---------------------
Edward W. Kay

          *                    Director               September 19, 1997
---------------------
Frederick C. Langenberg

          *                    Director               September 19, 1997
---------------------
Robert J. Lawless

          *                    Director               September 19, 1997
---------------------
Marlin Miller, Jr.

          *                    Director               September 19, 1997
---------------------
Paul R. Roedel

          *                    Director               September 19, 1997
---------------------
Peter C. Rossin

          *                    Director               September 19, 1997
---------------------
Kathryn C. Turner

          *                    Director               September 19, 1997
---------------------
Kenneth L. Wolfe


Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: Marcus C. Bennett, William S. Dietrich II,
C. McCollister Evarts, M.D., J. Michael Fitzpatrick, Carl R. Garr, William J. Hudson, Jr., Arthur E. Humphrey, Edward W. Kay,
Frederick C. Langenberg, Robert J. Lawless, Marlin Miller, Jr.,
Paul R. Roedel, Peter C. Rossin, Kathryn C. Turner, Kenneth L. Wolfe, are being filed with the Securities and Exchange Commission.



                           *By s/John R. Welty
                               --------------------------------
                               John R. Welty
                               Attorney-in-fact

         CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

          SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                          (in thousands)



Column A             Column B      Column C          Column D  Column E
--------             --------      --------          --------  --------
                                   Additions
                     Balance   ------------------
                     at Beg-   Charged   Charged               Balance
                     inning    to        to                    at End
                     of        Costs &   Other        Deduc-   of
Description          Period    Expenses  Accounts(1)  tions(2) Period
-----------          ------    --------  --------     -----    ------
Year ended
  June 30, 1997:

  Allowance for
   doubtful
   accounts
   receivable        $1,249    $   276    $   441    $  (581)   $1,385
                     ======    =======    =======    =======    ======

Year ended
  June 30, 1996:

  Allowance for
   doubtful
   accounts
   receivable        $1,034    $   440    $   472    $  (697)   $1,249
                     ======    =======    =======    =======    ======

Year ended
  June 30, 1995:

  Allowance for
   doubtful
   accounts
   receivable        $  619    $   578    $   338    $  (501)   $1,034
                     ======    =======    =======    =======    ======



(1) Includes beginning balances of acquired businesses and recoveries of accounts previously written off, net of collection expenses.

(2) Doubtful accounts written off.