Form 10-Q
period 1997-09-30
CARPENTER TECHNOLOGY CORP
filed 1997-11-13
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
                                                Yes  X     No
                                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997.


Common stock, $5 par value                     19,520,924
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.




                 Carpenter Technology Corporation


                            FORM 10-Q


                              INDEX




                                                           Page
                                                           ----

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet as of September 30, 1997
    (Unaudited) and June 30, 1997......................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three Months Ended September 30, 1997 and 1996........   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Three Months Ended September 30, 1997 and 1996........   6

  Notes to Consolidated Financial Statements.............. 7 - 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................12 & 13

  Forward-looking Statements..............................  14


Part II  OTHER INFORMATION................................15 & 16

Exhibit Index.............................................  E-1

PART I
------
                Carpenter Technology Corporation
             Consolidated Balance Sheet (Page 1 of 2)
               September 30, 1997 and June 30, 1997
                (in thousands, except share data)




                                      September 30     June 30
                                          1997           1997
                                      ------------    ---------
                                      (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents           $   15,639     $   18,620

  Accounts receivable, net               145,614        159,863

  Inventories                            238,235        211,483

  Other current assets                    16,257         12,247
                                      ----------     ----------
    Total current assets                 415,745        402,213




Property, plant and equipment,
  at cost                                964,001        936,456

Less accumulated depreciation
  and amortization                       431,494        422,820
                                      ----------     ----------
                                         532,507        513,636


Prepaid pension cost                     105,270         99,748

Goodwill, net                            108,219        104,610

Other assets                             104,397        102,794

                                      __________     __________


Total assets                          $1,266,138     $1,223,001
                                      ==========     ==========


See accompanying notes to consolidated financial statements.

                Carpenter Technology Corporation
             Consolidated Balance Sheet (Page 2 of 2)
               September 30, 1997 and June 30, 1997
                (in thousands, except share data)

                                      September 30     June 30
LIABILITIES                               1997          1997
-----------                           ------------   ----------
                                      (Unaudited)
Current liabilities:
  Short-term debt                     $   82,217     $   82,540
  Accounts payable                        80,833         78,962
  Accrued compensation                    18,922         26,932
  Accrued income taxes                    19,062         19,263
  Deferred income taxes                    7,137          5,601
  Other accrued liabilities               40,558         41,375
  Current portion of long-term debt        3,245          3,372
                                      ----------     ----------
    Total current liabilities            251,974        258,045
Long-term debt, net of current portion   284,734        244,726
Accrued postretirement benefits          134,693        135,903
Deferred income taxes                    110,689        110,780
Other liabilities                         23,314         24,240

SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 445.7 shares at
 September 30, 1997 and 447.3 shares
 at June 30, 1997                         28,128         28,224

Common stock at $5 par value -
 authorized 50,000,000 shares; issued
 19,689,576 shares at September 30, 1997
 and 19,642,920 shares at June 30, 1997   98,448         98,215

Capital in excess of par value -
  common stock                            55,548         54,338

Reinvested earnings                      313,837        303,566

Common stock in treasury, at cost -
 168,652 shares at September 30, 1997
 and 160,605 shares at June 30, 1997      (3,959)        (3,539)

Deferred compensation                    (19,701)       (20,299)

Foreign currency translation
  adjustments                            (11,567)       (11,198)
                                      ----------     ----------
  Total shareholders' equity             460,734        449,307
                                      __________     __________
Total liabilities and
  shareholders' equity                $1,266,138     $1,223,001
                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                 Carpenter Technology Corporation
                 Consolidated Statement of Income
                           (Unaudited)
      for the three months ended September 30, 1997 and 1996
              (in thousands, except per share data)



                                     1997                1996
                                     ----                ----

Net sales                          $249,495            $194,746
                                   --------            --------

Costs and expenses:

  Cost of sales                     179,419             148,318

  Selling and administrative
    expenses                         36,209              29,555

  Interest expense                    5,848               4,426

  Other expense, net                     78                  72
                                   --------            --------

                                    221,554             182,371
                                   --------            --------

Income before income taxes           27,941              12,375

Income taxes                         10,857               4,300
                                   --------            --------

Net income                         $ 17,084            $  8,075
                                   ========            ========


Earnings per common share:

  Primary                          $    .85            $    .46
                                   ========            ========

  Fully diluted                    $    .82            $    .45
                                   ========            ========

Weighted average common
  shares outstanding                 19,737              16,712
                                   ========            ========

Dividends per common share         $    .33            $    .33
                                   ========            ========



See accompanying notes to consolidated financial statements.

                 Carpenter Technology Corporation
               Consolidated Statement of Cash Flows
                           (Unaudited)
      for the three months ended September 30, 1997 and 1996
                          (in thousands)
                                                   1997         1996
                                                   ----         ----
OPERATIONS
Net income                                      $ 17,084     $  8,075
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                 12,180        9,190
    Deferred income taxes                          1,445        1,502
    Pension credits                               (5,522)      (2,727)
Changes in working capital and other,
  net of acquisitions:
    Receivables                                   17,039       23,902
    Inventories                                  (21,490)      (4,316)
    Accounts payable                                (473)     (16,544)
    Accrued current liabilities                  (10,195)     (17,646)
    Other, net                                    (7,354)        (557)
                                                --------     --------
Net cash provided from operations                  2,714          879
                                                --------     --------
INVESTING ACTIVITIES
    Purchases of plant and equipment             (22,345)     (20,252)
    Disposals of plant and equipment                 629          104
    Acquisitions of businesses, net
      of cash received                           (18,071)           -
                                                --------     --------
Net cash used for investing activities           (39,787)     (20,148)
                                                --------     --------
FINANCING ACTIVITIES
    Provided by (payments on) short-term debt       (323)      26,544
    Proceeds from issuance of long-term debt      40,000            -
    Payments on long-term debt                      (119)        (152)
    Dividends paid                                (6,813)      (5,854)
    Proceeds from issuance of common stock         1,347            -
                                                --------     --------
Net cash provided from financing activities       34,092       20,538
                                                --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                 -           16
                                                --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (2,981)       1,285
Cash and cash equivalents at
  beginning of period                             18,620       13,159
                                                --------     --------
Cash and cash equivalents at
  end of period                                 $ 15,639     $ 14,444
                                                ========     ========



     See accompanying notes to consolidated financial statements.


          Notes to Consolidated Financial Statements

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The June 30, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Carpenter's 1997 Annual Report on Form 10-K.

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

 2.  Earnings Per Common Share
     -------------------------
          Primary earnings per common share are computed by dividing net income (less preferred dividends net of tax benefits) by the weighted average number of common shares and common share equivalents outstanding during the period. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock.


          Notes to Consolidated Financial Statements
                         (continued)
 3.  Inventories
     -----------                      September 30     June 30
                                          1997           1997
                                        --------       --------
                                             (in thousands)
     Finished and purchased products    $124,115       $121,532
     Work in process                     203,127        177,650
     Raw materials and supplies           49,844         51,152
                                        --------       --------
     Total at current cost               377,086        350,334
     Less excess of current cost
       over LIFO values                  138,851        138,851
                                        --------       --------
     Inventory per Balance Sheet        $238,235       $211,483
                                        ========       ========
          The current cost of LIFO-valued inventories was $336.5 million at September 30, 1997 and $317.6 million at June 30, 1997.

 4.  Acquisitions of Businesses
     --------------------------
          On September 30, 1997, Carpenter acquired four of the operating units of ICI Australia, Ltd. in exchange for $16.5 million of cash, including acquisition costs. These four operating units manufacture structural ceramic components and powder products, and had sales of about $21 million for the year ended September 30, 1997. Based upon a preliminary valuation, $4.6 million of the purchase price was allocated to goodwill, which will be amortized on a straight-line basis over 20 years.

          On July 9, 1997, Carpenter acquired all of the outstanding common shares of Aceromex Atlas S.A. de C.V., a specialty metals distributor in Mexico, for $2.6 million in cash. Aceromex had sales of about $4.2 million for calendar year 1996. Based upon a preliminary valuation, $1.4 million of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over 20 years.

          The acquisitions described above were accounted for using the purchase method of accounting and accordingly, the operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. On the basis of an unaudited pro forma consolidation of the results of operations as if the acquisitions in fiscal 1998 and 1997 had taken place at the beginning of fiscal 1997, consolidated net sales would have been $254.9 million for the three months ended September 30, 1997 and $228.6 million for the three months ended September 30, 1996. Unaudited consolidated pro forma net income and primary earnings per share would have been $16.5 million and $.82 for the three months ended September 30, 1997, and $10.3 million and $.51 for the three months ended September 30, 1996, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1997.


          Notes to Consolidated Financial Statements
                         (continued)


 5.  Commitments and Contingencies - Environmental
     -----------------------------   -------------
          Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the quarter ended
     September 30, 1997, $2.3 million was charged to operations for environmental remediation costs. The liability for environmental remediation costs at September 30, 1997 was $13.1 million.

          Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology and the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on Carpenter's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.


          Notes to Consolidated Financial Statements
                         (continued)


 6.  Potential Acquisition of Businesses
     -----------------------------------
          On September 25, 1997, Carpenter entered into an agreement to acquire Talley Industries, Inc. by initiating an all-cash tender offer for all outstanding shares of common and preferred stock of Talley. The offer prices are $12.00 per share of common stock, $11.70 per share of Series A convertible preferred stock and $16.00 per share of Series B convertible preferred stock. The offer is conditioned upon shares representing a majority of the voting power of Talley stock being tendered by December 4, 1997 and upon other customary contingencies, including Justice Department approval. Following completion of the tender offer, Carpenter intends to acquire the balance of Talley stock in a merger. The aggregate value of the transaction will be approximately $312 million, representing $185 million to acquire Talley's 15.4 million outstanding common and preferred shares and the assumption of debt. The acquisition would initially be financed by issuance of debt under a recently expanded revolving credit agreement and/or issuance of other short-term debt. Carpenter has announced plans to issue $100 million of common stock in a public offering after the acquisition of Talley and expects to use the proceeds to pay down debt.

          Talley Industries, Inc. is a diversified manufacturer composed of a stainless steel products segment, a government products and services segment and an industrial products segment. Talley had revenues of $502.7 million and net income of $18.7 million in calendar 1996. The stainless steel products segment had sales and operating income, before income taxes and corporate expenses, of $136.3 million and $11.0 million in calendar 1996, respectively. Carpenter intends to retain the companies in the stainless steel products segment but divest the companies in the government products and services and industrial products segments.

          This transaction will be accounted for using the purchase method of accounting. The segments which will be sold will be accounted for as assets held for sale and, accordingly, the operating results of these segments will be excluded from Carpenter's consolidated statement of income.


          Notes to Consolidated Financial Statements
                         (continued)


 7.  Subsequent Events
     -----------------
          In October 1997, Carpenter amended its existing financing arrangements with a number of banks to increase the revolving credit agreement from $150 million to $400 million. The expanded credit agreement will be used to: finance the acquisition of Talley Industries, Inc., back up Carpenter's outstanding commercial paper, fund future acquisitions and meet other short-term cash requirements. It is planned that prior to September 30, 1998, the revolving credit commitment will be reduced from $400 million to $200 million. Interest is based on short-term market rates and competitive bids. Carpenter has also retained the availability of $50 million under lines of credit agreements with two banks.



          Carpenter announced in January 1997 that it planned to acquire Global Technology, Inc., including its two primary businesses: Shalmet Corporation and Hetran, Inc.

          On October 31, 1997, Carpenter acquired the net assets of Shalmet Corporation and its affiliates for approximately $7.4 million of cash, $1.0 million of treasury common stock and the assumption of Shalmet's debt of approximately $3.9 million. The cash required for the acquisition of Shalmet was funded from short-term debt. The acquisition will be accounted for using the purchase method of accounting. Shalmet converts "black" coil and bar to "bright" round bar and coil products made of stainless steel, superalloys, titanium and carbon steel. Shalmet's sales for calendar 1996 were approximately $12 million.

          Carpenter has retained an exclusive option to purchase
     Hetran, which designs and manufactures a broad range of coil and bar processing equipment.


          Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
Results of Operations:
---------------------
     Net income for the quarter ended September 30, 1997 was $17.1 million, up 112 percent compared to $8.1 million for the same period a year ago. Primary earnings per share increased to $.85 in the first quarter, compared with $.46 for the quarter ended September 30, 1996. The improved results were primarily a result of higher sales and operating levels of the Specialty Alloys Operations unit and the inclusion of the results of Dynamet Incorporated, which was acquired in February 1997. The impact of higher net income on primary earnings per share for the quarter ended September 30, 1997 was partially offset by an increase in the number of common shares outstanding because Carpenter issued 2.8 million shares of treasury common stock for the purchase of Dynamet Incorporated.

     Sales were $249.5 million, up 28% from $194.7 million in the same period last year. The increase in sales was primarily the result of a 9 percent improvement in Specialty Alloys Operations unit volume, the inclusion of Dynamet Incorporated and Rathbone Precision Metals, Inc. which were acquired subsequent to September 30, 1996, and increased sales of the Mexican steel distribution operations. Rathbone Precision Metals, Inc. was acquired in June 1997.

     Cost of sales as a percent of net sales decreased to 72 percent from 76 percent in last year's first quarter. The effect on this ratio of increased environmental remediation charges was more than offset by lower raw material costs and higher sales. The September 1996 quarter was adversely affected by an extended maintenance shutdown which resulted in lower manufacturing levels and higher repair spending.

     Selling and administrative costs were higher by $6.7 million, primarily as a result of the inclusion of newly acquired companies, increased depreciation and amortization and increased costs of the Mexican steel distribution operations.

     The effective income tax rate for the first quarter was higher than the same period a year ago primarily due to federal tax law changes.

Financial Condition:
-------------------
     During the quarter ended September 30, 1997, Carpenter's cash and cash equivalents decreased by $3.0 million to a level of $15.6 million, as shown in the Consolidated Statement of Cash
Flows.

     Net cash provided from operations for the September 1997 quarter was $2.7 million. Accounts receivable decreased $17.0 million, accrued current liabilities decreased $10.2 million and inventories increased $21.5 million primarily as a result of normal seasonal trends.

Financial Condition:  (continued)
-------------------
     Cash used for investing activities during the quarter totaled $39.8 million: $21.7 million for plant and equipment and $18.1 million for the acquisitions of Aceromex Atlas S.A. de C.V.
and ICI Australia Ltd.'s ceramics operations (See note 4).

     Total debt increased by $39.6 million since
June 30, 1997 to a level of $370.2 million or 39.0% of total capital employed versus 36.9% at June 30, 1997. The borrowings were in the form of short-term debt which was classified as long-term debt in the Consolidated Balance Sheet because Carpenter has the intent and ability to refinance this debt on a long-term basis through existing credit facilities.

     As described in Note 6, Carpenter has initiated an all-cash tender offer for the acquisition of Talley Industries, Inc. for $185 million plus the assumption of $127 million of Talley debt. Existing revolving credit agreements were expanded in October 1997 from $150 million to $400 million to provide the financing for the proposed Talley acquisition. In addition, Carpenter has announced that it plans to issue approximately $100 million of common stock in a public offering subsequent to the acquisition of Talley with the proceeds to be used to retire debt.

     Carpenter believes that its present financial resources, both from internal and external resources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.



                Forward-looking Statements
                --------------------------

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: environmental expenses may exceed those currently projected and recoveries from other parties may be less than expected; the liquidity of the Company is dependent in part upon collections from numerous customers and the solvency of the Company's lending institutions; the planned public offering of Carpenter common stock and sales of two business segments of Talley are subject to various uncertainties including general economic and financial market conditions and completion of the Talley acquisition. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
PART II - OTHER INFORMATION
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

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               11.  Statement regarding Computations of Per Share
                    Earnings.

               12.  Statement regarding Computations of Ratios of
                    Earnings to Fixed Charges.

               27.  Financial Data Schedule.

          b. The Company filed one (1) Current Report on Form 8-K for events occurring during the quarter of the fiscal year covered by this report. The report, dated September 25, 1997, related to the Company's execution of an Agreement and Plan of Merger with respect to the Company's proposed acquisition of Talley Industries, Inc.


     Items 2, 3 and 4 are omitted as the answer is negative or the items are not applicable.

                             SIGNATURES
                             ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                        (Registrant)




Date: November 13, 1997       s/G. Walton Cottrell
-----------------------       --------------------------------
                              G. Walton Cottrell
                              Senior Vice President - Finance
                                and Chief Financial Officer