Form 10-Q
period 1997-12-31
CARPENTER TECHNOLOGY CORP
filed 1998-02-12
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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
                                                Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1997.


Common stock, $5 par value                    19,630,028
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                 CARPENTER TECHNOLOGY CORPORATION


                            FORM 10-Q


                              INDEX




                                                           Page
                                                           ----
Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet December 31, 1997 (Unaudited)
    and June 30, 1997..................................... 3 - 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Six Months Ended December 31, 1997 and 1996.   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Six Months Ended December 31, 1997 and 1996...........   6

  Notes to Consolidated Financial Statements.............. 7 - 13

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................14 - 17

  Forward-looking Statements..............................  18


Part II  OTHER INFORMATION................................19 - 23

Exhibit Index.............................................  E-1

PART I
------           CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 1 of 2)
               December 31, 1997 and June 30, 1997
                (in thousands, except share data)




                                        December 31    June 30
                                            1997         1997
                                         ---------     --------
                                        (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents             $   34,965     $   18,620

  Accounts receivable, net                 158,483        159,863

  Inventories                              278,689        211,483

  Net assets held for sale                 153,914              -

  Other current assets                      16,892         12,247
                                        ----------     ----------
    Total current assets                   642,943        402,213




Property, plant and equipment,
  at cost                                1,046,920        936,456

Less accumulated depreciation
  and amortization                         441,853        422,820
                                        ----------     ----------
                                           605,067        513,636


Prepaid pension cost                       110,803         99,748

Goodwill, net                              160,615        104,610

Other assets                               114,849        102,794
                                        ----------     ----------


Total assets                            $1,634,277     $1,223,001
                                        ==========     ==========






   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                December 31, 1997 and June 30, 1997
                 (in thousands, except share data)

                                        December 31    June 30
LIABILITIES                                 1997         1997
-----------                              ---------     --------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $  131,128     $   82,540
  Accounts payable                          85,744         78,962
  Accrued compensation                      17,110         26,932
  Accrued income taxes                      13,799         19,263
  Deferred income taxes                     26,851          5,601
  Other accrued liabilities                 53,958         41,375
  Current portion of long-term debt        144,097          3,372
                                        ----------     ----------
    Total current liabilities              472,687        258,045
Long-term debt, net of current portion     372,310        244,726
Accrued postretirement benefits            134,937        135,903
Deferred income taxes                      119,227        110,780
Other liabilities                           41,947         24,240
Minority interest                           16,522              -
SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 444.2 shares at
 December 31, 1997 and 447.3 shares
 at June 30, 1997                           28,028         28,224

Common stock at $5 par value -
 authorized 50,000,000 shares; issued
 19,777,526 shares at December 31, 1997
 and 19,642,920 shares at June 30,
 1997                                       98,888         98,215

Capital in excess of par value -
  common stock                              58,461         54,338

Reinvested earnings                        325,689        303,566

Common stock in treasury, at cost -
 147,498 shares at December 31, 1997
 and 160,605 shares at June 30, 1997        (3,394)        (3,539)

Deferred compensation                      (19,077)       (20,299)
Foreign currency translation
  adjustments                              (11,948)       (11,198)
                                        ----------     ----------

  Total shareholders' equity               476,647        449,307
                                        ----------     ----------
Total liabilities and
  shareholders' equity                  $1,634,277     $1,223,001
                                        ==========     ==========
  See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)
  for the three and six months ended December 31, 1997 and 1996
              (in thousands, except per share data)


                            Three Months         Six Months
                         ------------------  ------------------
                           1997      1996      1997      1996
                           ----      ----      ----      ----
Net sales                $279,956  $208,670  $529,451  $403,416
                         --------  --------  --------  --------
Costs and expenses:

  Cost of sales           202,847   152,069   382,266   300,387

  Selling and
    administrative
    expenses               39,141    29,623    75,350    59,178

  Interest expense          8,165     4,476    14,013     8,902

  Other income, net        (1,438)     (441)   (1,360)     (369)
                         --------  --------  --------  --------
                          248,715   185,727   470,269   368,098
                         --------  --------  --------  --------
Income before income
  taxes                    31,241    22,943    59,182    35,318

Income taxes               12,565     9,296    23,422    13,596
                         --------  --------  --------  --------
Net income               $ 18,676  $ 13,647  $ 35,760  $ 21,722
                         ========  ========  ========  ========

Earnings per common share:

  Basic                  $    .93  $    .80  $   1.79  $   1.26
                         ========  ========  ========  ========
  Diluted                $    .89  $    .75  $   1.71  $   1.20
                         ========  ========  ========  ========
Weighted average common
  shares outstanding       19,567    16,626    19,533    16,621
                         ========  ========  ========  ========
Dividends per common
  share                  $    .33  $    .33  $    .66  $    .66
                         ========  ========  ========  ========










   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
       for the six months ended December 31, 1997 and 1996
                          (in thousands)


                                                   1997         1996
                                                   ----         ----
OPERATIONS
Net income                                      $ 35,760     $ 21,722
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                 25,495       18,472
    Deferred income taxes                          3,563        4,889
    Pension credits                              (11,055)      (5,416)
Changes in working capital and other,
  net of acquisitions:
    Receivables                                   20,476       28,575
    Inventories                                  (31,716)     (24,458)
    Accounts payable                              (6,280)     (18,992)
    Accrued current liabilities                  (10,363)     (10,161)
    Other, net                                       785        1,336
                                                --------     --------
Net cash provided from operations                 26,665       15,967
                                                --------     --------
INVESTING ACTIVITIES
    Purchases of plant and equipment             (43,892)     (51,262)
    Disposals of plant and equipment               1,144          183
    Acquisitions of businesses, net
      of cash received                          (130,874)           -
    Net assets held for sale                      (6,195)           -
                                                --------     --------
Net cash used for investing activities          (179,817)     (51,079)
                                                --------     --------
FINANCING ACTIVITIES
    Provided by short-term debt                   48,588       49,495
    Proceeds from issuance of long-term debt     140,000            -
    Payments on long-term debt                    (9,512)      (3,829)
    Dividends paid                               (13,637)     (11,729)
    Proceeds from issuance of common stock         4,058          260
                                                --------     --------
Net cash provided from financing activities      169,497       34,197
                                                --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                 -         (107)
                                                --------     --------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS   16,345       (1,022)
Cash and cash equivalents at
  beginning of period                             18,620       13,159
                                                --------     --------
Cash and cash equivalents at end of period      $ 34,965     $ 12,137
                                                ========     ========
Supplemental Data:
-----------------
 Non-Cash Investing Activities:
 Treasury stock issued for business acquisition $  1,036     $      -


      See accompanying notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The June 30, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Carpenter's 1997 Annual Report on Form 10-K.

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

 2.  Earnings Per Common Share
     -------------------------
          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 requires companies to adopt its provisions for interim and annual periods ending after December 15, 1997, and requires restatement of all prior earnings per share data presented.

          Basic earnings per common share are computed by dividing net income (less preferred dividends net of tax benefits) by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted for common share equivalents, and both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock.

      ------------------------------------------

 2.  Earnings Per Common Share, continued
     -------------------------
     The calculations of earnings per share are as follows:
                                       Three Months        Six Months
                                            1997               1997
                                    ------------------- -------------------
                                      Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
     Net income                     $ 18,676  $ 18,676  $ 35,760  $ 35,760
     Dividends accrued on
      convertible preferred stock,
      net of tax benefits               (388)        -      (778)        -
     Assumed shortfall between
      common and preferred dividend        -      (139)        -      (319)
                                    --------  --------  --------  --------
     Earnings available for common
      shareholders                  $ 18,288  $ 18,537  $ 34,982  $ 35,441
                                    ========  ========  ========  ========
     Weighted average number of
      common shares outstanding       19,567    19,567    19,533    19,533
     Assumed conversion of
      preferred shares                     -       891         -       891
     Effect of shares issuable
      under stock option plans             -       263         -       263
                                    --------  --------  --------  --------
     Weighted average common shares   19,567    20,721    19,533    20,687
                                    ========  ========  ========  ========
     Earnings per share             $   0.93  $   0.89  $   1.79  $   1.71
                                    ========  ========  ========  ========

                                        Three Months        Six Months
                                            1996               1996
                                    ------------------- -------------------
                                      Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
     Net income                     $ 13,647  $ 13,647  $ 21,722  $ 21,722
     Dividends accrued on
      convertible preferred stock,
      net of tax benefits               (407)        -      (798)        -
     Assumed shortfall between
      common and preferred dividend        -      (222)        -      (444)
                                    --------  --------  --------  --------
     Earnings available for common
      shareholders                  $ 13,240  $ 13,425  $ 20,924  $ 21,278
                                    ========  ========  ========  ========
     Weighted average number of
      common shares outstanding       16,626    16,626    16,621    16,621
     Assumed conversion of
      preferred shares                     -       904         -       904
     Effect of shares issuable
      under stock option plans             -       154         -       154
                                    --------  --------  --------  --------
     Weighted average common shares   16,626    17,684    16,621    17,679
                                    ========  ========  ========  ========
     Earnings per share             $   0.80  $   0.75  $   1.26  $   1.20
                                    ========  ========  ========  ========

      ------------------------------------------
 3.  Inventories
     -----------
                                        December 31    June 30
                                          1997           1997
                                        --------       --------
                                             (in thousands)
     Finished and purchased products    $149,209       $121,532
     Work in process                     205,097        177,650
     Raw materials and supplies           63,234         51,152
                                        --------       --------
     Total at current cost               417,540        350,334
     Less excess of current cost
       over LIFO values                  138,851        138,851
                                        --------       --------
     Inventory per Balance Sheet        $278,689       $211,483
                                        ========       ========

          The current cost of LIFO-valued inventories was $377 million at December 31, 1997 and $318 million at June 30,
     1997.

 4.  Acquisitions of Businesses
     --------------------------
          On December 5, 1997, Carpenter acquired approximately 75 percent of the outstanding common and preferred stock of Talley Industries, Inc. ("Talley") for $142 million of cash, including acquisition costs, and assumed Talley debt with a principal amount of $125 million and a fair market value of $137 million. The transaction was financed by short-term debt issued under a recently-expanded revolving credit agreement. Based upon a preliminary valuation, $52 million of the purchase price was allocated to goodwill which will be amortized on a straight-line basis over 40 years, the estimated life of the goodwill.

          Carpenter plans to acquire the balance of Talley's outstanding shares in a merger to be completed on February 19, 1998, when Talley's shareholders are scheduled to vote on the approval of the sale of the remaining shares to Carpenter for a total of $45 million in cash.

          Talley is a diversified manufacturer that operates in three segments: stainless steel products segment, a government products and services segment and an industrial products segment. Talley had revenues of $503 million and net income of approximately $19 million in calendar 1996. The stainless steel products segment had sales of $136 million and operating income, before income taxes and corporate expenses of approximately $11 million in calendar 1996. Carpenter intends to retain the companies in the stainless steel products segment, but divest the companies in the government products and services and industrial products segments. Carpenter believes these segments will be sold within one year of acquisition.
     Accordingly, the segments to be divested are reflected at their estimated fair market value as net assets held for sale in the accompanying financial statements.

      ------------------------------------------

 4.  Acquisitions of Businesses, continued
     --------------------------
          On October 31, 1997, Carpenter acquired the net assets of Shalmet Corporation and its affiliates for $9 million in stock and cash, including acquisition costs, and assumed $4
     million of Shalmet's debt.   Shalmet converts "black" coil
     and bar to "bright" round bar and coil products, and had sales of approximately $12 million in 1996. Based upon a preliminary valuation, the fair value of the net assets acquired approximates the acquisition cost, and accordingly no goodwill has been recorded.

          On September 30, 1997, Carpenter acquired four of the operating units of ICI Australia, Ltd. in exchange for $16 million of cash, including acquisition costs. These four operating units manufacture structural ceramic components and powder products, and had sales of approximately $21 million for the year ended September 30, 1997. Based upon a preliminary valuation, $5 million of the purchase price was allocated to goodwill, which will be amortized on a straight-line basis over 20 years.

          On July 9, 1997, Carpenter acquired all of the outstanding common shares of Aceromex Atlas S.A. de C.V., a specialty metals distributor in Mexico, for $3 million in cash. Aceromex had sales of approximately $4 million for calendar year 1996. Based upon a preliminary valuation, $1 million of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over 20 years.

          The acquisitions described above were accounted for using the purchase method of accounting and accordingly, the operating results of these acquired businesses which Carpenter intends to retain have been included in Carpenter's consolidated statement of income from the dates of acquisition. The operating results of the segments which will be sold are being accounted for as net assets held for sale and will be excluded from Carpenter's consolidated statement of income for up to one year following their acquisition.

          The purchase prices of the businesses acquired during fiscal 1998 have been allocated to the assets purchased and liabilities assumed based upon the fair values on the dates of acquisition as follows:

        Working capital, other than cash               $ 31,054
        Property, plant and equipment                    70,602
        Other assets                                     16,191
        Goodwill                                         58,053
        Non-current liabilities and minority interest   (43,990)
                                                       --------
                                                       $131,910
                                                       ========

          Debt and deferred tax liabilities included in the above allocation were $138 million and $26 million, respectively.

      ------------------------------------------

 4.  Acquisitions of Businesses, continued
     --------------------------
          On the basis of an unaudited pro forma consolidation of Carpenter's results of operations as if the acquisition of the 75% of Talley which Carpenter now owns and the fiscal 1997 acquisitions had taken place at the beginning of fiscal
     1997, consolidated net sales would have been $575 million for the six months ended December 31, 1997 and $523 million for the six months ended December 31, 1996. Unaudited consolidated pro forma net income and basic earnings per share would have been $35 million and $1.74 for the six months ended December 31, 1997, and $26 million and $1.28 for the six months ended December 31, 1996, respectively.
     Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1997. The results of the other companies acquired in fiscal 1998 were excluded from these proforma calculations because their inclusion would not have had a significant effect.

 5.  Debt Arrangements
     -----------------
          In October 1997, Carpenter amended its existing financial arrangements with a number of banks to increase the revolving credit agreement from $150 million to $400 million. The expanded credit agreement was used to finance the acquisition of Talley, back up Carpenter's outstanding commercial paper, and meet other short-term cash requirements.

          In December 1997, Carpenter amended its existing financing arrangements with four banks to increase the revolving credit agreement from $400 million to $500 million. The expanded credit agreement was used in January
     1998 to finance the purchase of a portion of Talley
     Manufacturing and Technology Inc.'s 10.75% Senior Notes
     (see Note 8). It is planned that prior to September 30, 1998, the revolving credit commitment will be reduced from $500 million to $200 million as a result of cash expected to be generated from the sale of the Talley companies to be divested (see Note 4) as well as cash provided by an issuance of Carpenter common stock planned for March 1998 (see Note 8).

          Interest on borrowings under the revolving credit agreement is based on short-term market rates and competitive bids. Carpenter has also retained the availability of $50 million under lines of credit arrangements with two banks. At December 31, 1997, $200 million of short-term debt was classified as long-term debt because Carpenter has the intent and ability to refinance this debt on a long-term basis through its existing credit facilities.

      ------------------------------------------

 6.  Commitments and Contingencies - Environmental
     ---------------------------------------------
          Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three and six months ended December 31, 1997, $4 million and $6 million, respectively, were charged to operations for environmental remediation costs. The liability for environmental remediation costs at December 31, 1997 was $16 million.
     The estimated range of the reasonably possible future costs of remediation at Carpenter operating facilities and superfund sites is between $16 million and $24 million.

          Carpenter entered into additional settlements of litigation relating to insurance coverages for certain superfund sites and recognized income before income taxes of $4 million for the three and six months ended December 31, 1997. During December 1997, $8 million of cash was received under these settlements for the superfund sites, leaving the remaining discounted receivable for recoveries from these settlements at December 31, 1997 at $3 million.

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

 7.  Accounting Pronouncements
     -------------------------
          The Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which will be effective for Carpenter's fiscal year 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 establishes standards for methods by which public business enterprises report information about operating segments in annual financial statements and requires them to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The impact of these new standards on Carpenter's future financial statements and disclosures has not been determined.

      ------------------------------------------

 8.  Subsequent Events
     -----------------
          In January 1998, Carpenter filed a shelf registration statement with the Securities and Exchange Commission to register $350 million of its common stock and debt securities. Carpenter believes that the initial offering thereunder will be a $125 million common stock offering. Carpenter intends to grant to the underwriters an option to purchase up to 15% of the amount of the shares issued in the public offering to cover overallotments, if any. Carpenter previously announced it was considering a common stock offering to refinance the debt incurred in conjunction with its acquisition of Talley.

          On January 23, 1998, Talley Manufacturing and
     Technology, Inc., a wholly-owned subsidiary of Talley, purchased approximately 82% of its outstanding 10.75% Senior
     Notes pursuant to a tender offer. The Notes were purchased at a price of 108.79% of their principal amount, together with accrued interest, or a total of $105 million, which approximated the fair value assigned to the debt in the determination of the purchase price for Talley (see Note 4).
     In connection with the offer, consents have been received to effect certain amendments to the indenture for the Senior Notes to enhance financial and operating flexibility for Talley and Carpenter.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Results of Operations - Quarter Ended December 31, 1997 vs.
-----------------------------------------------------------
Quarter Ended December 31, 1996:
-------------------------------
     Net income for the quarter ended December 31, 1997 was $19 million, a 37% increase compared to $14 million for the same quarter last year. Basic earnings per share were $.93 per share for the quarter compared to $.80 per share for the same period a year ago. The improved results were primarily because of higher shipments, reduced raw material costs, and the inclusion of the results of businesses acquired during the last year. The impact of higher net income on basic earnings per share for the three months ended December 31, 1997 was partially offset by an increase in the number of common shares outstanding because Carpenter issued 2.8 million shares of treasury common stock for the purchase of Dynamet Incorporated.

     Sales were $280 million, an increase of 34% from $209 million in the same period last year. Excluding the sales of businesses acquired since last year, sales increased 11% primarily as a result of higher unit volume shipments of the Specialty Alloys Operations.

     The core Specialty Alloys Operations unit volume of stainless steel products increased by 12% and special alloys were up by 13%, as a result of strong demand from most end-use markets, especially those for aerospace applications.

     Cost of sales as a percent of net sales decreased slightly to 72% in the current year's second quarter versus 73% a year ago primarily because of lower raw material costs.

     Selling and administrative costs were higher by $10 million primarily due to the inclusion of costs of newly acquired companies.

     Interest expense was higher by $4 million due to the increased debt level required to finance the business acquisitions made during the past year.

     Other income increased by $1 million primarily due to a change in the estimate of realizable value of a former plant site in Union, New Jersey, which is held for sale, and included in other assets in the Consolidated Balance Sheet.

Results of Operations - Six Months Ended December 31, 1997 vs.
--------------------------------------------------------------
Six Months Ended December 31, 1996:
----------------------------------
     Net income for the six months ended December 31, 1997 was $36 million, up 65% compared to $22 million for the same period a year ago. Basic earnings per share increased to $1.79 in the first six months, compared with $1.26 for the six months ended December 31, 1996. The improved results were primarily a result of higher sales and operating levels of the

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Results of Operations - Six Months Ended December 31, 1997 vs.
--------------------------------------------------------------
Six Months Ended December 31, 1996, continued:
----------------------------------
Specialty Alloys Operations and Engineered Products Group and the inclusion of the results of Dynamet Incorporated, which was acquired in February 1997. The impact of higher net income on basic earnings per share for the six months ended December 31, 1997 was partially offset by an increase in the number of common shares outstanding because Carpenter issued 2.8 million shares of treasury common stock for the purchase of Dynamet Incorporated.


     Sales were $529 million, up 31% from $403 million in the same period last year. The increase in sales was primarily the result of an improvement in Specialty Alloys Operations unit volume, and the inclusion of Dynamet Incorporated, Rathbone Precision Metals, Inc.,
Shalmet Corporation, Aceromex Atlas, S.A. de C.V. and ICI Australia, Ltd.'s ceramics business, which were acquired subsequent to December 31, 1996.

     The core Specialty Alloys Operations unit volume of stainless products increased by 10% and special alloys shipments were higher by 14%. Demand for aerospace products increased strongly while automotive and industrial product demand remained at high levels.

     Cost of sales as a percent of net sales decreased to 72% from 74% last year. The effect of increased environmental remediation charges on this ratio was more than offset by lower raw material costs and higher sales. The first six months of last year were adversely affected by an extended maintenance shutdown which resulted in lower manufacturing levels and higher repair expenses.

     Selling and administrative costs were higher by $16 million primarily due to newly acquired companies, higher sales levels, and higher costs for professional services.

     Interest expense was $14 million, or $5 million higher than the same period last year primarily because of borrowings to finance recent business acquisitions, and higher inventory levels of the Specialty Alloys Operations.

     Other income increased by $1 million primarily due to a change in the estimate of realizable value of a former plant site in Union, New Jersey which is held for sale, and included in other assets in the Consolidated Balance Sheet.

     In March 1996, Carpenter began to assess the impact that Year 2000 issues might have on future operating capabilities. Based on its remediation efforts through December 31, 1997, Carpenter believes that the costs of such efforts will not be material to its net income or the trends of its net income. In addition, Carpenter has an ongoing remedial program to correct on a timely basis any issues which may arise so that future operations will not be materially impacted.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Results of Operations - Six Months Ended December 31, 1997 vs.
--------------------------------------------------------------
Six Months Ended December 31, 1996, continued:
----------------------------------

     The Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which will be effective for Carpenter's fiscal year 1999. The impact of these new standards on Carpenter's future financial statements and disclosures has not been determined.


Cash Flow and Financial Condition:
---------------------------------
     During the six months ended December 31, 1997, Carpenter's cash and cash equivalents increased by $16 million, as shown in the Consolidated Statement of Cash Flows.

     Net cash generated from operating activities was $27 million despite working capital needs to support the growth in sales. Excluding amounts acquired through purchases of businesses, accounts receivable decreased $20 million, accounts payable and accrued current liabilities decreased $17 million, and inventories increased $32 million, primarily as a result of normal seasonal trends.

     Investing activities consumed $180 million in cash during the first six months of fiscal 1998. Total spending for business acquisitions, net of cash received, was $131 million. Capital expenditures remained at increased levels as Carpenter continues its capital expenditure program to invest for future business requirements, including manufacturing capacity. As of December 31, 1997, the total capital improvement projects in excess of $1 million approved by Carpenter's Board of Directors was approximately $223 million of which approximately $31 million was spent as of December 31, 1997. The major projects include modernization of its strip finishing facility ($87 million), a new 4500 ton forging press ($42 million), four new vacuum arc remelt furnaces( $22 million), and annealing expansion ($16 million). Total capital expenditures anticipated for fiscal 1998 are $108 million of which $44 million was spent as of December 31, 1997.

     Total debt, excluding debt of acquired businesses, increased by $179 million since June 30, 1997 to a level of $648 million or 50% of total capital employed, including deferred taxes. Current year borrowings were in the form of short-term debt. At December 31, 1997, $200 million of short-term debt was classified as long-term debt because Carpenter has the intent and ability to refinance this debt on a long-term basis through existing credit facilities.

     In October 1997, Carpenter amended its existing financial arrangements with a number of banks to increase the revolving credit agreement from $150 million to $400 million. The expanded credit agreement was used to finance the acquisition of Talley, back up Carpenter's outstanding commercial paper, and meet other short-term cash requirements.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

     In December 1997, Carpenter amended its existing financing arrangements with four banks to increase the revolving credit agreement from $400 million to $500 million. The expanded credit agreement was used in January 1998 to finance the purchase of Talley Manufacturing's 10.75% Senior Notes. It is planned that prior to September 30, 1998, the revolving credit commitment will be reduced from $500 million to $200 million as a result of cash expected to be generated from the sale of the Talley companies to be divested (see
Note 4) as well as cash provided by Carpenter common stock planned to be issued in March 1998.

     At December 31, 1997, Carpenter had $20 million of medium-term debt securities available for issuance under a Shelf Registration on file with the Securities and Exchange Commission.

     At December 31, 1997, Carpenter was in a sound liquidity position, with current assets exceeding current liabilities by $170 million (a ratio of 1.4 to 1). This favorable ratio is conservatively stated because certain inventories are valued $139 million less that the current cost as a result of using the LIFO method.

     In summary, Carpenter believes that its present financial resources, both from internal and external sources, including the anticipated proceeds from the sales of the Talley segments, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

                    Forward-looking Statements
                    --------------------------

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: environmental expenses may exceed those currently projected and recoveries from other parties may be less than expected; the planned public offering of Carpenter common stock and sales of two business segments of Talley are subject to various uncertainties including general economic and financial market conditions and completion of the Talley acquisition.
The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

     Item 2.  Changes in Securities.
     ------------------------------
     a. There has been no material modification of any class of registered securities.

     b. All outstanding indebtedness under the Note Agreement dated August 1, 1988, among the Company, Massachusetts Mutual Life Insurance Company and Berkshire Life Insurance Company, was prepaid in full effective November 17, 1997, including all outstanding principal in the amount of $6,000,000 accrued interest and a premium of $254,000. The Note Agreement and the restrictions upon payment of dividends set forth therein have been terminated.

     Item 4. Submission of Matters to a Vote of Security Holders.
     -----------------------------------------------------------
     a. The Annual Meeting of Stockholders of the Company was held on October 20, 1997.

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

          I.   Election Of Directors.  The following four
               ---------------------
directors were elected to the Board of Directors of the Company.
There were no other nominees for director.

     A.  Dr. C. McCollister Evarts
          Shares voted for: 17,374,814
          Shares voted against or withheld: 184,312
          Abstentions: N/A
          Broker nonvotes: N/A

     B.  William J. Hudson, Jr.
          Shares voted for: 17,413,365
          Shares voted against or withheld: 145,761
          Abstentions:  N/A
          Broker nonvotes:  N/A

     C.  Peter C. Rossin
          Shares voted for: 17,337,736
          Shares voted against or withheld: 221,390
          Abstentions:  N/A
          Broker nonvotes:  N/A

     D.  Kenneth L. Wolfe
          Shares voted for: 17,411,667
          Shares voted against or withheld: 147,459
          Abstentions:  N/A
          Broker nonvotes:  N/A

          II. The accounting firm of Coopers & Lybrand L.L.P. was elected independent accountants for the year ending June 30, 1998.

          Shares voted for: 17,441,071
          Shares voted against or withheld: 79,871
          Abstentions: N/A
          Broker nonvotes: N/A

          III.  An Amendment and Restatement to the Non-Qualified
Stock Option Plan for Non-Employee Directors to establish the
Stock Based Compensation Plan for Non-Employee Directors as described in the Proxy Statement was approved.

          Shares voted for: 16,504,889
          Shares voted against: 856,429
          Abstentions: 197,808
          Broker nonvotes: None

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               27.  Financial Data Schedule.

               99.  Additional exhibits

                    i. Amendment and Restatement No. 2 to Credit Agreement dated as of October 23,1997 among the Company, the Banks listed on the signature page thereof, Mellon Bank, N.A. as Syndication Agent and Morgan Guaranty Trust Company, as Agent, is incorporated herein by reference to
                         Item II, Exhibit (b)(2) of Amendment No. 6 dated October 27, 1997 to the Company's
                         Schedule 14D-1.

                    ii. Amendment and Restatement No. 3 to Credit Agreement dated as of December 23, 1997 among the Company, the Banks listed on the signature page thereof and Morgan Guaranty Trust Company, as Agent.

          b.   The Company filed the following Reports on Form
               8-K for events occurring during the quarter of the fiscal year covered by this report.

               I. Current Report on Form 8-K dated December 5, 1997 reporting on Items 2 and 7 as amended by Form 8-K/A filed on January 22, 1998. The amendment included the following financial statements:

               Financial Statements of Talley Industries, Inc. as of and for the year ended December 31, 1996:

                    (1)  Report of Independent Accountants

                    (2)  Consolidated Statement of Earnings -
                         Years ended December 31, 1996, 1995 and
                         1994.

                    (3)  Consolidated Balance Sheet -  December 31,
                         1996 and 1995.

     ----------------------------------------
                    (4)  Consolidated Statement of Changes in
                         Stockholders' Equity - Years ended
                         December 31, 1996, 1995 and 1994.

                    (5)  Consolidated Statement of Cash Flows -
                         Years ended December 31, 1996, 1995 and
                         1994.

                    (6)  Notes to Consolidated Financial
                         Statements, including Summary of Segment
                         Operations.

               Unaudited Financial Statements of Talley
               Industries, Inc. as of and for the three and nine months ended September 30, 1997:

                    (1)  Consolidated Balance Sheet-September 30,
                         1997 and December 31, 1996.

                    (2)  Consolidated Statement of Earnings -
                         Three Months and Nine Months Ended
                         September 30, 1997 and 1996.

                    (3)  Consolidated Statement of Cash Flows -
                         Nine Months Ended September 30, 1997 and
                         1996.

                    (4)  Consolidated Statement of Changes in
                         Stockholders' Equity - Nine Months Ended
                         September 30, 1997 and 1996.

                    (5)  Notes to Consolidated Financial
                         Statements.

               Unaudited Pro Forma Financial Information to reflect the registrant's acquisition of Talley
               Industries Inc.

                    (1)  Unaudited Pro Forma Condensed Combined
                         Balance Sheet as of September 30, 1997.

                    (2)  Unaudited Pro Forma Condensed Combined
                         Statements of Income for the Year Ended
                         June 30, 1997 and the Three Months Ended
                         September 30, 1997.

                    (3)  Notes to Pro Forma Condensed Combined
                         Financial Statements.

     Items 3 and 5 are omitted as the answer is negative or the items are not applicable.

                            SIGNATURES
                            ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                          (Registrant)




Date:  February 12, 1998      s/ G. Walton Cottrell
      -------------------     -----------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer