Form 10-Q/A
period 1997-12-31
CARPENTER TECHNOLOGY CORP
filed 1998-05-05
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-Q/A


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
                                                Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 13, 1998.


Common stock, $5 par value                    22,829,298
        Class                        Number of shares outstanding


The Exhibit Index appears on page 4.

                 CARPENTER TECHNOLOGY CORPORATION


                           FORM 10-Q/A


                              INDEX




                                                           Page
                                                           ----
Part II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...............   3

  Signatures..............................................   3

Exhibit Index.............................................   4

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 6.   Exhibits and Reports on Form 8-K

          The registrant hereby amends Exhibit 27 of this item of its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997, in accordance with
          Section XI.B.4.b item 601(c) of Regulation S-K and Regulation S-B, as set forth in the pages attached hereto.




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




Date:  May 5, 1998               s/G. Walton Cottrell
      -------------------     -----------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer