Form 10-Q
period 1998-03-31
CARPENTER TECHNOLOGY CORP
filed 1998-05-14
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
                                                Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998.


Common stock, $5 par value                    22,837,713
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                 CARPENTER TECHNOLOGY CORPORATION


                            FORM 10-Q


                              INDEX




                                                           Page

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet March 31, 1998 (Unaudited)
    and June 30, 1997..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Nine Months Ended March 31, 1998 and 1997...   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Nine Months Ended March 31, 1998 and 1997.............   6

  Notes to Consolidated Financial Statements.............. 7 - 14

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................15 - 18

  Forward-looking Statements..............................  19


Part II  OTHER INFORMATION................................20 - 24

Exhibit Index.............................................  E-1

PART I
------           CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                 March 31, 1998 and June 30, 1997
                (in thousands, except share data)




                                          March 31     June 30
                                            1998         1997
                                         ---------     --------
                                        (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents             $   12,499     $   18,620

  Accounts receivable, net                 176,464        159,863

  Inventories                              269,689        211,483

  Net assets held for sale                 185,564              -

  Other current assets                      13,758         12,247
                                        ----------     ----------
    Total current assets                   657,974        402,213




Property, plant and equipment,
  at cost                                1,070,773        936,456

Less accumulated depreciation
  and amortization                         448,824        422,820
                                        ----------     ----------
                                           621,949        513,636


Prepaid pension cost                       116,580         99,748

Goodwill, net                              174,455        104,610

Other assets                               115,553        102,794
                                        ----------     ----------


Total assets                            $1,686,511     $1,223,001
                                        ==========     ==========





   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                 March 31, 1998 and June 30, 1997
                 (in thousands, except share data)

                                          March 31     June 30
LIABILITIES                                 1998         1997
-----------                              ---------     --------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $  131,214     $   82,540
  Accounts payable                          83,579         78,962
  Accrued compensation                      27,545         26,932
  Accrued income taxes                      14,402         19,263
  Deferred income taxes                     23,782          5,601
  Other accrued liabilities                 49,839         41,375
  Current portion of long-term debt         35,908          3,372
                                        ----------     ----------
    Total current liabilities              366,269        258,045
Long-term debt, net of current portion     372,145        244,726
Accrued postretirement benefits            135,395        135,903
Deferred income taxes                      133,341        110,780
Other liabilities                           40,701         24,240
SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 443.1 shares at
 March 31, 1998 and 447.3 shares
 at June 30, 1997                           27,960         28,224

Common stock at $5 par value - authorized
 100,000,000 shares at March 31, 1998 and
 50,000,000 shares at June 30, 1997; issued
 22,969,281 shares at March 31, 1998 and
 19,642,920 shares at June 30, 1997        114,846         98,215

Capital in excess of par value -
  common stock                             188,548         54,338

Reinvested earnings                        340,896        303,566

Common stock in treasury, at cost -
 147,670 shares at March 31, 1998
 and 160,605 shares at June 30, 1997        (3,399)        (3,539)

Deferred compensation                      (18,363)       (20,299)
Foreign currency translation
  adjustments                              (11,828)       (11,198)
                                        ----------     ----------
  Total shareholders' equity               638,660        449,307
                                        ----------     ----------
Total liabilities and
  shareholders' equity                  $1,686,511     $1,223,001
                                        ==========     ==========
  See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)
   for the three and nine months ended March 31, 1998 and 1997
              (in thousands, except per share data)



                            Three Months        Nine Months
                         ------------------  ------------------
                           1998      1997      1998      1997
                           ----      ----      ----      ----
Net sales                $328,999  $250,869  $858,450  $654,285
                         --------  --------  --------  --------
Costs and expenses:

  Cost of sales           241,151   188,953   623,417   489,340

  Selling and
    administrative
    expenses               41,862    31,019   117,212    90,197

  Interest expense          8,340     5,225    22,353    14,127

  Other (income)
    expense, net              454       536      (906)      167
                         --------  --------  --------  --------
                          291,807   225,733   762,076   593,831
                         --------  --------  --------  --------
Income before income
  taxes                    37,192    25,136    96,374    60,454

Income taxes               15,129     9,642    38,551    23,238
                         --------  --------  --------  --------
Net income               $ 22,063  $ 15,494  $ 57,823  $ 37,216
                         ========  ========  ========  ========

Earnings per common share:

  Basic                  $   1.07  $    .86  $   2.86  $   2.12
                         ========  ========  ========  ========
  Diluted                $   1.02  $    .84  $   2.73  $   2.04
                         ========  ========  ========  ========
Weighted average common
 shares outstanding:

  Basic                    20,306    17,638    19,787    16,955
                         ========  ========  ========  ========
  Diluted                  21,503    18,722    21,004    18,041
                         ========  ========  ========  ========
Dividends per common
  share                  $    .33  $    .33  $    .99  $    .99
                         ========  ========  ========  ========



   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
        for the nine months ended March 31, 1998 and 1997
                          (in thousands)

                                                            1998         1997
                                                            ----         ----
OPERATIONS
Net income                                               $ 57,823     $ 37,216
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                          41,056       28,475
    Deferred income taxes                                   5,398        8,146
    Pension credits                                       (16,832)      (8,339)
Changes in working capital and other,
  net of acquisitions:
    Receivables                                             2,495        1,903
    Inventories                                           (21,741)     (14,202)
    Accounts payable                                       (8,445)     (10,139)
    Accrued current liabilities                            (3,497)     (15,085)
    Other, net                                              3,204       (2,679)
                                                         --------     --------
Net cash provided from operations                          59,461       25,296
                                                         --------     --------
INVESTING ACTIVITIES
    Purchases of plant and equipment                      (66,368)     (74,095)
    Disposals of plant and equipment                        2,989          576
    Acquisitions of businesses, net
      of cash received                                   (175,996)     (50,654)
    Net assets held for sale                              (23,032)           -
                                                         --------     --------
Net cash used for investing activities                   (262,407)    (124,173)
                                                         --------     --------
FINANCING ACTIVITIES
    Provided by short-term debt                            48,674       72,906
    Proceeds from issuance of long-term debt              140,000       60,000
    Payments on long-term debt                           (121,391)      (4,009)
    Proceeds from issuance of common stock                150,035        1,009
    Dividends paid                                        (20,493)     (17,594)
                                                         --------     --------
Net cash provided from financing activities               196,825      112,312
                                                         --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                          -         (107)
                                                         --------     --------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS            (6,121)      13,328
Cash and cash equivalents at beginning of period           18,620       13,159
                                                         --------     --------
Cash and cash equivalents at end of period               $ 12,499     $ 26,487
                                                         ========     ========
Supplemental Data:
-----------------
 Non-Cash Investing Activities:
 Treasury stock issued for business acquisitions         $  1,036     $ 99,517


          See accompanying notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------

 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The June 30, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Carpenter's 1997 Annual Report on Form 10-K.

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

          Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

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

      ------------------------------------------
 2.  Earnings Per Common Share, continued
     -------------------------
     The calculations of earnings per share are as follows:

     (in thousands, except             Three Months        Nine Months
      per share data)                      1998                1998
                                    ------------------- -------------------
                                      Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
     Net income                     $ 22,063  $ 22,063  $ 57,823  $ 57,823
     Dividends accrued on conver-
      tible preferred stock, net
      of tax benefits                   (390)        -    (1,168)        -
     Assumed shortfall between
     common and preferred dividend         -      (154)        -      (473)
                                    --------  --------  --------  --------
     Earnings available for
      common shareholders           $ 21,673  $ 21,909  $ 56,655  $ 57,350
                                    ========  ========  ========  ========
     Weighted average number of
      common shares outstanding       20,306    20,306    19,787    19,787
     Assumed conversion
      of preferred shares                  -       890        -        890
     Effect of shares issuable
      under stock option plans             -       307         -       327
                                    --------  --------  --------  --------
     Weighted average common shares   20,306    21,503    19,787    21,004
                                    ========  ========  ========  ========
     Earnings per share             $   1.07  $   1.02  $   2.86  $   2.73
                                    ========  ========  ========  ========

                                       Three Months        Nine Months
                                           1997                1997
                                    ------------------- -------------------
                                      Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
     Net income                     $ 15,494  $ 15,494  $ 37,216  $ 37,216
     Dividends accrued on conver-
      tible preferred stock, net
      of tax benefits                   (390)        -    (1,188)        -
     Assumed shortfall between
      common and preferred dividend        -       (36)        -      (480)
                                    --------  --------  --------  --------
     Earnings available for
      common shareholders           $ 15,104  $ 15,458  $ 36,028  $ 36,736
                                    ========  ========  ========  ========
     Weighted average number of
      common shares outstanding       17,638    17,638    16,955    16,955
     Assumed conversion
      of preferred shares                  -       901        -        903
     Effect of shares issuable
      under stock option plans             -       183         -       183
                                    --------  --------  --------  --------
     Weighted average common shares   17,638    18,722    16,955    18,041
                                    ========  ========  ========  ========
     Earnings per share             $   0.86  $   0.84  $   2.12  $   2.04
                                    ========  ========  ========  ========

      ------------------------------------------

 3.  Inventories
     -----------
                                        March 31       June 30
                                          1998           1997
                                        --------       --------
                                             (in thousands)
     Finished and purchased products    $158,501       $121,532
     Work in process                     198,819        177,650
     Raw materials and supplies           51,220         51,152
                                        --------       --------
     Total at current cost               408,540        350,334
     Excess of current cost
       over LIFO values                  138,851        138,851
                                        --------       --------
     Inventory per Balance Sheet        $269,689       $211,483
                                        ========       ========

          The current cost of LIFO-valued inventories was $369 million at March 31, 1998 and $318 million at June 30, 1997.

 4.  Acquisitions of Businesses
     --------------------------
          On February 19, 1998, Carpenter completed the acquisition of Talley Industries, Inc. ("Talley"), when
     Talley shareholders approved the merger resulting in Carpenter owning 100 percent of the Talley common and preferred shares. Previously, Carpenter owned approximately 75 percent of the outstanding shares of Talley, which were purchased in a tender offer concluded in December 1997.

          Carpenter acquired the outstanding common and preferred stock of Talley for $187 million of cash, including acquisition costs, and assumed Talley debt with a principal amount of $125 million and a fair market value of $137 million. The transaction was financed by short-term debt issued under a recently-expanded revolving credit agreement. Based upon a preliminary valuation, $67 million of the purchase price was allocated to goodwill which will be amortized on a straight-line basis over 40 years, the estimated life of the goodwill.

          Talley is a diversified manufacturer composed of a stainless steel products segment, a government products and services segment and an industrial products segment. Talley had revenues of $503 million and net income of $19 million in calendar 1996. The stainless steel products segment had sales and operating income, before income taxes and corporate expenses, of $136 million and $11 million in calendar 1996, respectively. Carpenter intends to retain the companies in the stainless steel products segment, but divest the companies in the government products and services and industrial products segments. Carpenter believes these segments will be sold within one year of acquisition. Accordingly, the segments to be divested are reflected in the accompanying financial statements at their estimated fair market value as net assets held for sale.

      ------------------------------------------

 4.  Acquisitions of Businesses, continued
     --------------------------
          On October 31, 1997, Carpenter acquired the net assets of Shalmet Corporation and its affiliates for $9 million in stock and cash, including acquisition costs, and assumed $4
     million of Shalmet's debt.   Shalmet converts "black" coil
     and bar to "bright" round bar and coil products, and had sales of approximately $12 million in 1996. Based upon a preliminary valuation, the fair value of the net assets acquired approximates the purchase price, and accordingly no goodwill has been recorded.

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

          The acquisitions described above were accounted for using the purchase method of accounting and accordingly, the operating results of these acquired businesses which Carpenter intends to retain have been included in the consolidated statement of income from the dates of acquisition. The operating results of the segments which will be sold are being accounted for as net assets held for sale and will be excluded from Carpenter's consolidated statement of income for up to one year following their acquisition.

          The purchase prices of the businesses acquired during fiscal 1998 have been allocated to the assets purchased and liabilities assumed based upon the fair values on the dates of acquisition as follows:

        (Dollars in thousands)

        Working capital, other than cash               $ 42,874
        Property, plant and equipment                    79,991
        Other assets                                     17,219
        Goodwill                                         73,236
        Non-current liabilities                         (36,288)

                                                       --------
                                                       $177,032
                                                       ========

      ------------------------------------------

 4.  Acquisitions of Businesses, continued
     --------------------------
          Debt and deferred tax liabilities included in the allocation were $141 million and $35 million, respectively.

          On the basis of an unaudited pro forma consolidation of the results of operations as if the Talley and fiscal 1997 acquisitions had taken place at the beginning of fiscal 1997, consolidated net sales would have been $904 million for the nine months ended March 31, 1998 and $826 million for the nine months ended March 31, 1997. Unaudited consolidated pro forma net income and basic earnings per share would have been $56 million and $2.79 for the nine months ended March 31, 1998, and $42 million and $2.11 for the nine months ended March 31, 1997, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1997. The results of the other companies acquired in fiscal 1998 were excluded from these proforma calculations because their inclusion would not have had a significant effect.

 5.  Common Stock Offering
     ---------------------
          During January 1998, Carpenter filed a shelf Registration Statement to register $350 million of its common stock and debt securities. During March 1998, Carpenter completed a public offering of 3.2 million shares of its common stock at a price of $48 1/16 per share. Net proceeds from the sale were used principally to repay debt incurred to finance the acquisition of Talley.

 6.  Debt Arrangements
     -----------------
          On March 31, 1998, Carpenter filed with the Securities and Exchange Commission a Prospectus Supplement to the Prospectus dated February 13, 1998 in order to issue up to $198 million of medium-term notes with expected maturities ranging from 5 to 20 years (see Note 9). Carpenter intends to use the proceeds to reduce its outstanding short-term borrowings, which were incurred principally to finance the acquisition of Talley.

          On January 23, 1998, Talley Manufacturing and Technology, Inc., a wholly-owned subsidiary of Talley, purchased approximately 82% of its outstanding 10.75% Senior Notes pursuant to a tender offer. The Notes were purchased at a price of 108.79% of their principal amount, together with accrued interest, or a total of $105 million, which

      ------------------------------------------

 6.  Debt Arrangements, continued
     ------------------
     approximated the fair value assigned to the debt in the determination of the purchase price for Talley.


 7.  Commitments and Contingencies - Environmental
     ---------------------------------------------
          Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three and nine months ended March 31, 1998, $2 million and $8 million, respectively, were charged to operations for environmental remediation costs. The liability for environmental remediation costs at March 31, 1998 was $16 million.
     The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and superfund sites is between $16 million and $20 million.

          During fiscal 1998, Carpenter entered into additional settlements of litigation relating to insurance coverages for certain superfund sites and recognized income before income taxes of $4 million for the nine months ended March 31, 1998. During fiscal 1998, about $9 million of cash was received under these settlements for the superfund sites, leaving the remaining discounted receivable for recoveries from these settlements at March 31, 1998 at $2 million.

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

      ------------------------------------------

 8.  Accounting Pronouncements
     -------------------------
          The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income", SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" which will be effective for Carpenter's fiscal year 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 establishes standards for methods by which public business enterprises report information about operating segments in annual financial statements and requires them to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS 132 revises disclosure requirements for pension and other postretirement benefit plans, with the intent of improving the understandability of benefit disclosures, eliminating unnecessary requirements, and standardizing footnote disclosures. The impacts of these new standards on Carpenter's future financial statements and disclosures have not been determined.

          During March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for these costs. Carpenter will adopt this statement during the fourth quarter of fiscal 1998, and does not expect that the adoption will have a material effect on its financial position or results of operations.

          In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be charged to expense as incurred, and will be effective for Carpenter's fiscal 2000. The impact of this new SOP on Carpenter's future financial statements and disclosures has not been determined.

      ------------------------------------------

 9.  Subsequent Events
     -----------------
          On April 7, 1998, Carpenter acquired the majority interest (51 percent) in Parmaco AG, a privately held Swiss firm that makes metal injection molded parts. The investment was financed by the conversion of a $1.5 million note receivable from Parmaco AG into shares of common stock. Carpenter has the option to acquire the remaining 49 percent of the company by December 31, 2000.

          During April, 1998, $176 million of medium-term notes were issued with an average interest rate of 6.6%, and maturities ranging from 5 to 20 years (see Note 6). The proceeds were used to repay short-term debt.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   ------------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Results of Operations - Quarter Ended March 31, 1998 vs.
--------------------------------------------------------
Quarter Ended March 31, 1997:
----------------------------

     Net income for the quarter ended March 31, 1998 was $22 million, a 42% increase compared to $15 million for the same quarter last year. Diluted earnings per share were $1.02 for the quarter compared to $.84 per share for the prior year quarter. The improved results were primarily because of higher shipments, reduced raw material costs, and the inclusion of the results of businesses acquired during the last year. The impact of higher net income on diluted earnings per share for the three months ended March 31, 1998 was partially offset by an increased number of outstanding shares due to the 3.2 million common share offering during March 1998 as well as the 2.8 million shares of treasury common stock issued in February 1997 for the purchase of Dynamet Incorporated.

     Sales were $329 million, an increase of 31% from $251 million in the same period last year. Excluding the sales of businesses acquired since last year, sales increased 5%, primarily as a result of higher unit volume shipments of the Specialty Alloys Operations.

     The core Specialty Alloys Operations' unit volume sales of stainless steel products increased 4% versus the same quarter a year ago and special alloys sales volume was up by 8%. Demand was strong from most end-use markets, especially those for aerospace applications.

     Sales outside of the United States increased by 67% to $51 million, of which $15 million were exported by domestic operations.

     Cost of sales as a percent of net sales decreased to 73% from 75% during last year's third quarter primarily because of lower nickel and other raw material costs and production efficiencies in Specialty Alloys Operations.

     Selling and administrative costs were higher by $11 million primarily due to the inclusion of costs of newly acquired companies.

     Interest expense was higher by $3 million chiefly due to the increased debt level required to finance the business acquisitions made during the past year.

     The effective tax rate for the three months ended March 31, 1998 was 40.7% versus 38.4% last year, primarily due to increased amortization of goodwill, which is not tax deductible, and higher state income taxes.


Results of Operations - Nine Months Ended March 31, 1998 vs.
------------------------------------------------------------
Nine Months Ended March 31, 1997:
--------------------------------
     Net income for the nine months ended March 31, 1998 was $58 million, up 55% compared to $37 million for the same period a year ago. Diluted earnings per share increased to $2.73 in the first nine months, compared with $2.04 for the nine months ended March 31, 1997. The improved results were primarily a result of

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------


Results of Operations - Nine Months Ended March 31, 1998 vs.
------------------------------------------------------------
Nine Months Ended March 31, 1997, continued:
--------------------------------
higher sales and operating levels of the Specialty Alloys Operations and Engineered Products Group and the inclusion of the results of acquisitions made during the past year. The impact of higher net income on diluted earnings per share for the nine months ended March 31, 1998 was partially offset by an increased number of outstanding shares due to the 2.8 million treasury common shares issued in February 1997 for the purchase of Dynamet Incorporated as well as the 3.2 million common share offering during March 1998.

     Net sales for the nine months were $858 million, up 31% from $654 million in the same period last year. The increase in sales was a result of an 8% improvement in Specialty Alloys Operations unit volume, and acquisitions made since last year, including Dynamet Incorporated, which was acquired in February 1997, and Talley Industries, Inc.'s stainless steel products segment, acquired in December 1997.

     The core Specialty Alloys Operations' unit volume sales of stainless steel products increased 8% versus the nine months ended March 31, 1997, and special alloys sales volume was up by 9%. Demand was strong from most end-use markets, especially those for aerospace applications.

     Sales outside of the United States increased by 60% to $128 million, of which $44 million were exported by domestic operations.

     Cost of sales as a percent of net sales decreased to 73% from 75% last year. The effect of increased environmental remediation charges on this ratio was more than offset by lower unit raw material costs and higher sales. The first nine months of last year were adversely affected by an extended maintenance shutdown which resulted in lower manufacturing levels and higher repair expenses.

     Selling and administrative expenses were higher by $27 million primarily because of costs of newly acquired companies, higher sales levels, and higher costs for professional services.

     Interest expense was $22 million, or $8 million higher than the same period last year primarily because of borrowings to finance business acquisitions.

     The effective tax rate for the nine months ended March 31, 1998 was 40.0% versus 38.4% last year, primarily due to increased amortization of goodwill, which is not tax deductible, and higher state income taxes.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Results of Operations - Nine Months Ended March 31, 1998 vs.
------------------------------------------------------------
Nine Months Ended March 31, 1997, continued:
--------------------------------
     In March 1996, Carpenter began to assess the impact that Year 2000 issues might have on future operating capabilities. Based on its remediation efforts through March 31, 1998, Carpenter believes that the costs of such efforts will not be material to its net income or the trends of its net income. In addition, Carpenter believes it has identified the major problems within its systems and has an ongoing remedial program to correct such problems on a timely basis so that future operations will not be materially impacted.

     The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which will be effective for Carpenter's fiscal year 1999. The impact of these new standards on Carpenter's future financial statements and disclosures has not been determined.

     The AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Carpenter will adopt this statement during the fourth quarter of fiscal 1998, and does not expect that the adoption will have a material effect on its financial position or results of operations.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be charged to expense as incurred, and will be effective for Carpenter's fiscal 2000. The impact of this new SOP on Carpenter's future financial statements and disclosures has not been determined.

Cash Flow and Financial Condition:
---------------------------------
     During the nine months ended March 31, 1998, Carpenter's cash and cash equivalents decreased by $6 million, as shown in the Consolidated Statement of Cash Flows.

     Net cash generated from operating activities was $59 million despite working capital needs. Excluding amounts acquired through purchases of businesses, accounts receivable decreased $2 million, accounts payable and accrued current liabilities decreased $12 million, and inventories increased $22 million, primarily as a result of normal seasonal trends.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Cash Flow and Financial Condition, continued:
---------------------------------
     Investing activities consumed $262 million in cash during the first nine months of fiscal 1998. Total spending for business acquisitions, net of cash received, was $176 million. Capital expenditures remained at high levels as Carpenter continues its capital expenditure program to invest for future business requirements, including manufacturing capacity. As of March 31, 1998, the total approved capital improvement projects in excess of $1 million was approximately $240 million of which approximately $45 million has been spent. These projects are to upgrade and increase production capabilities, reduce costs of production, increase the throughput and quality of existing facilities, and make environmental improvements. The major projects include modernization of the strip finishing facility ($87 million), a new 4500 ton forging press ($42 million), four new vacuum arc remelt furnaces ($22 million), and annealing expansion ($16 million). Total capital expenditures anticipated for fiscal 1998 are approximately $102 million of which $66 million was spent as of March 31, 1998.

     Total debt, excluding debt of acquired businesses, increased by $67 million since June 30, 1997 to a level of $539 million or 40% of total capital employed. Current year borrowings were in the form of short-term debt. During fiscal 1998 and 1997, short-term borrowings of $140 million and $60 million, respectively, were classified as long-term debt because Carpenter has the intent and ability to refinance this debt on a long-term basis through existing credit facilities. During March 1998, Carpenter used the proceeds from its common stock offering principally to repay debt incurred to finance the acquisition of Talley. In addition, a public offering of up to $198 million of medium-term notes is in progress and expected to be completed by June 30, 1998. The proceeds of this offering will be used to repay short-term debt. In April 1998, $176 million of medium-term notes were issued in connection with this offering.

     At March 31, 1998, Carpenter was in a sound liquidity position, with current assets exceeding current liabilities by $292 million (a ratio of 1.8 to 1). This favorable ratio is conservatively stated because certain inventories are valued $139 million less than the current cost as a result of using the LIFO method.

     Carpenter believes that its present financial resources, both from internal and external resources, including the anticipated proceeds from the sales of the Talley segments, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

                   Forward-looking Statements
                    --------------------------

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: demand for certain products, such as stainless steel, is sensitive to general economic conditions; the substantial quantities of raw materials such as nickel, chromium, cobalt and titanium purchased by the Company are subject to supply interruption and increases in costs; environmental expenses may exceed those currently projected and recoveries from other parties may be less than expected; the liquidity of the Company is dependent in part upon access to capital upon acceptable terms, collections from numerous customers and the solvency of the Company's lending institutions; the sales of two business segments of Talley are subject to various uncertainties including general economic and financial market conditions and the ability of the Company to effectively manage these business segments prior to sale. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

     On January 23, 1998, Talley, certain former Talley Board members and Carpenter entered into a Stipulation and Agreement of Compromise, Settlement and Release with respect to various shareholder class action lawsuits which alleged violations of federal and state laws in Carpenter's acquisition of Talley. On April 9, 1998, the Delaware Court of Chancery approved the settlement which had required the defendants to publish and disseminate supplemental disclosures to Talley shareholders. In addition, the Court approved plaintiffs' application for attorney's fees and costs in the amount of $330,000. The settlement had been opposed by Messrs. Saad A. Alissa and Ralph A. Rockow, two former Talley shareholders.

     Item 6.  Exhibits and Reports on Form 8-K.
     -----------------------------------------
     a.  The following documents are filed as exhibits:

          2.   Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession

               (a) Agreement and Plan of Merger among Carpenter Technology Corporation, Score Acquisition Corp. and Talley Industries, Inc. dated September 25, 1997 is incorporated herein by reference to Exhibit (c)(1) to Schedule 14d-1 relating to Talley Industries, Inc. filed on October 2, 1997 by Carpenter and Score Acquisition Corp.

           4.  Instruments Defining Rights of Security Holders,
               Including Indentures

               (a) Restated Certificate of Incorporation is incorporated herein by reference to
                    Exhibit 3A of Carpenter's 1987 Annual Report on Form 10-K.

               (b) By-Laws, amended as of December 5, 1996, are incorporated herein by reference to Exhibit 3 of Carpenter's Form 10-Q Quarterly Report for the quarter ended December 31, 1996.

               (c) Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998 and amended on February 13, 1998 and Prospectus dated February 13, 1998 relating to the registration and issuance of common stock and debt securities are incorporated herein by reference.

               (d) Prospectus Supplement dated March 10, 1998 and filed March 11, 1998 relating to the issuance of common stock is incorporated herein by reference.

               (e) Prospectus Supplement dated and filed on March 31, 1998 relating to the Medium Term
                    Note Program for issuance of up to
                    $198,000,000 of unsecured debt securities is incorporated herein by reference.

               (f)  Indenture for debt securities dated
                    January 12, 1994 between Carpenter and U.S.
                    Bank Trust of New York, National Association, formerly known as First Trust of New York, National Association, as successor Trustee is incorporated by reference to Exhibit 4c to Carpenter's S-3 filed January 6, 1994.

          12. Statement re: Computations of Ratios of Earnings to Fixed Charges

          27.  Financial Data Schedule

     b. The Company filed the following Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this Report:

          I. Current Report on Form 8-K dated December 5, 1997 as amended by Amendment No. 1 thereto on Form 8-K/A filed on January 22, 1998 and further amended by Amendment No. 2 thereto on Form 8-K/A filed on February 12, 1998, reporting Items 2 and
               7.  Amendment No. 2 included the following
               financial statements:

               Financial Statements of Talley Industries, Inc. as of and for the year ended December 31, 1996:

               (1)  Report of Independent Accountants

               (2) Consolidated Statement of Earnings - Years ended December 31, 1996, 1995 and 1994

               (3)  Consolidated Balance Sheet - December 31,
                    1996 and 1995

               (4)  Consolidated Statement of Changes in
                    Stockholders' Equity - Years ended
                    December 31, 1996, 1995 and 1994

               (5) Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994

               (6) Notes to Consolidated Financial Statements, including Summary of Segment Operations

          Unaudited Financial Statements of Talley Industries,
          Inc. as of and for the nine months ended September 30, 1997:

               (1)  Consolidated Balance Sheet - September 30,
                    1997 and December 31, 1996

               (2)  Consolidated Statement of Earnings - Nine
                    Months Ended September 30, 1997 and 1996

               (3)  Consolidated Statement of Cash Flows - Nine
                    Months Ended September 30, 1997 and 1996

               (4)  Consolidated Statement of Changes in
                    Stockholders' Equity - Nine Months Ended
                    September 30, 1997 and 1996

               (5)  Notes to Consolidated Financial Statements

         Unaudited Pro Forma Financial Information to reflect the registrant's acquisition of Talley Industries,
          Inc.:

               (1)  Unaudited Pro Forma Condensed Combined
                    Balance Sheet as of December 31, 1997

               (2)  Unaudited Pro Forma Condensed Combined
                    Statements of Income for the Year Ended
                    June 30, 1997 and the Six Months Ended
                    December 31, 1997

               (3)  Notes to Pro Forma Condensed Combined
                    Financial Statements

          II. Current Report on Form 8-K dated February 19, 1998 and filed on February 26, 1998 reporting on Items
               2 and 7.

          III. Current Report on Form 8-K dated March 9, 1998 and filed on March 16, 1998 as amended by Amendment
               No. 1 thereto on Form 8-K/A filed on March 19,
               1998 reporting on Items 5 and 7.

          IV.  Current Report on Form 8-K dated March 31, 1998
               and filed on April 15, 1998 reporting on Items 5 and 7.

     Items 2, 3, 4, and 5 are omitted as the answer is negative or the items are not applicable.

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




Date:  May 14, 1998           s/ G. Walton Cottrell
      -------------------     -----------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer