Form 10-K
period 1998-06-30
CARPENTER TECHNOLOGY CORP
filed 1998-09-25
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 1998

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

                                          (Name of each exchange
(Title of each class)                      on which registered)
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 1, 1998, 22,729,354 shares of Common Stock of
Carpenter Technology Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates
(based upon its closing transaction price on the Composite Tape on such date) was $873,670,909.

               DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the 1998 definitive Proxy Statement, which will be dated on or about
September 25, 1998.

The Exhibit Index appears on pages E-1 to E-5.

                                PART I

Item 1.   Business

     (a)  General Development of Business:

          Carpenter Technology Corporation, incorporated in 1904, is engaged in the manufacture, fabrication, and distribution of specialty metals and certain engineered products. There were no significant changes in the form of organization or mode of conducting business of Carpenter Technology Corporation (hereinafter called "the Company" or "Carpenter") during the year ended June 30, 1998, except for the transactions described below:

               During fiscal 1998, Carpenter acquired the businesses described below, which were accounted for by the purchase method of accounting:

               On February 19, 1998, Carpenter completed the acquisition of Talley Industries, Inc. ("Talley"). Carpenter acquired the outstanding common and preferred stock of Talley for $187.0 million of cash, including acquisition costs, and assumed Talley debt with a fair market value of $136.5 million. Talley had $35.1 million of cash at the initial acquisition date. The transaction was initially financed by short-term debt issued under Carpenter's revolving credit agreement.
          Most of this short-term debt was repaid from the proceeds of the common stock offering in March 1998.
          See Note 10 to the consolidated financial statements, included in Item 8 "Financial Statements and Supplementary Data". Talley is a diversified manufacturer composed of a stainless steel products segment, a government products and services segment and an industrial products segment. Carpenter intends to retain the companies in the stainless steel products segment, but divest the companies in the government products and services and industrial product segments. The sales of these segments are expected to be completed by December 1998. Accordingly, the segments to be divested are accounted for as net assets held for sale in the consolidated balance sheet. This acquisition provides additional metals manufacturing capacity and distribution outlets augmenting the Specialty Alloys Operations unit.

               On October 31, 1997, Carpenter acquired the net assets of Shalmet Corporation and its affiliates for $9.3 million in stock and cash, including acquisition costs, and assumed $4.1 million of Shalmet's debt. Shalmet converts "black" coil and bar to "bright" round bar and coil products. This acquisition has provided incremental coil and bar finishing capacity augmenting the output of Carpenter's main Reading, Pennsylvania Specialty Alloys plant.

                On September 30, 1997, Carpenter acquired four of the operating units of ICI Australia, Ltd. in exchange for $16.6 million of cash including acquisition costs. These four operating units manufacture structural ceramic components and powder products. The ICI acquisition builds on Carpenter's growing expertise in making ceramics components, and gives Carpenter access to fine grain zirconia technology.

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

     (c)  Narrative Description of Business:

          (1)  Products:

               Carpenter primarily processes basic raw materials such as chromium, nickel, titanium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes and produces certain fabricated metal products. In addition, ceramic and metal-injection molded products are produced from various raw materials using molding, heating and other processes. Sales of finished products include:

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

          CERAMICS AND OTHER MATERIALS -
               Certain engineered products, including ceramic cores for casting ranging from small simple configurations to large complex shapes and structural ceramic components. Also, metal injected molded designs in a variety of materials, ultra-hard parts, and precision welded tubular products, as well as drawn solid tubular shapes.

          TITANIUM PRODUCTS -
               A corrosion resistant, highly specialized metal with a combination of high strength and low density. Most common uses are in aircraft, medical devices, sporting equipment and chemical and petroleum processing.

               Carpenter's products are sold primarily in the United States and principally through its own sales organization with service centers and sales offices located in many of the major cities of the country. Sales outside of the United States, including export sales, were $179.6 million, $117.8 million and $96.5 million in fiscal 1998, 1997 and 1996, respectively.

          (2)  Classes of Products:

               The approximate percentage of Carpenter's consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:

                                   1998      1997      1996
                                   ----      ----      ----
          Stainless steel           47%       49%       58%
          Special alloys            30%       34%       32%
          Titanium products         11%        5%        -
          Tool and other steel       6%        7%        7%
          Ceramics and other
            materials                6%        5%        3%
                                   ----      ----      ----
                                   100%      100%      100%
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

          Quarter Ended            1998      1997      1996
          -------------            ----      ----      ----
          September 30              21%       21%       21%
          December 31               24%       22%       24%
          March 31                  28%       27%       27%
          June 30                   27%       30%       28%
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====

          Fiscal 1998 includes the effects of the acquisition of a majority interest in Talley on December 5, 1997 and the remainder on February 19, 1998. Fiscal 1997 includes the acquisition of Dynamet on February 28, 1997.

          (6)  Customers:

               Carpenter is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect.


          (7)  Backlog:

               As of June 30, 1998, Carpenter had a backlog of orders, believed to be firm, of approximately $275 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of June 30, 1997 was approximately $265 million.

          (8)  Competition:

               Carpenter's business is highly competitive. It supplies materials to a wide variety of end-use market segments, none of which consumes more than about 30 percent of Carpenter's output, and competes with various companies depending on end-use segment, product or geography.

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

               Because of these unfair trade practices, Carpenter has filed trade actions against foreign producers who have dumped their specialty steel products into the United States. As a result of these actions, the U.S. Department of Commerce has issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to about 61% of the value and on imports of stainless rod from Brazil, France and India at rates ranging up to about 49% of the value. These antidumping orders will continue in effect until the calendar year 2000, unless further extended.

               On July 30, 1997, Carpenter joined with three other domestic producers in filing new antidumping and countervailing duty trade actions against imports of stainless steel rod from seven countries - Germany, Italy, Japan, Korea, Spain, Sweden and Taiwan. These countries represent over 90% of current total imports of stainless steel rod. On July 21, 1998, the U.S. Department of Commerce, as a result of an extensive investigation of the producers in these seven countries, made a determination of antidumping and countervailing duty rates ranging up to 34% of the value of imports of stainless steel rod. On September 1, 1998, the U.S. International Trade Commission ruled that the domestic industry, including Carpenter, had in fact been injured by dumped and subsidized imports of stainless steel rod from Italy, Japan, Korea, Spain, Sweden and Taiwan. The seventh country, Germany, was excluded from the injury ruling. Accordingly, the Commerce Department has issued antidumping duty orders against producers in the six countries and countervailing duty orders against production in Italy. These orders are expected to be in effect for a period of up to five years, unless further extended.

               Carpenter has also joined with other domestic stainless steel wire producers in filing a new antidumping action against imports of another stainless product from six countries. The petition was filed on March 27, 1998 against producers of stainless steel wire in India, Japan, Korea, Spain, Taiwan and Canada. The industry group alleges that the foreign stainless steel wire is being dumped into the U.S. at prices which would require antidumping duty rates ranging up to 78% of the value.

               The U.S. Department of Commerce and the U.S.
          International Trade Commission are expected to complete their investigation of the unfair trade charges before the end of fiscal 1999. Preliminary antidumping duty rate determinations are expected to be made in the last quarter of calendar year 1998.

          (9)  Research, Product and Process Development:

               Carpenter's expenditures for company-sponsored research and development were approximately $14.6 million, $13.0 million and $13.8 million in fiscal
          1998, 1997 and 1996, respectively.

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

               The costs of maintaining and operating environmental control equipment were about $7.0 million and $7.9 million for fiscal 1998 and 1997, respectively.
          The capital expenditures for environmental control equipment were $1.1 million for each of fiscal 1998 and 1997. Carpenter anticipates spending approximately
          $6.0 million on major domestic environmental capital projects over the next five fiscal years. This includes $1.0 million for fiscal 1999 and $2.0 million in fiscal 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary.

          (11) Employees:

               As of August 31, 1998, Carpenter and its affiliates had approximately 6,000 employees.

     (d) Financial information about foreign and domestic operations and export sales:

               Reference Note 17 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 2.  Properties

     The primary locations of Carpenter's specialty metals manufacturing and fabrication plants are: Reading, Pennsylvania;
Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg,
South Carolina; and Clearwater, Florida.  The Reading,
Hartsville, Washington, and Orangeburg plants are owned in fee.
The Clearwater plant is owned, but the land is leased.

     The primary locations of Carpenter's engineered products manufacturing operations are: Wood-Ridge, New Jersey; Carlstadt, New Jersey; Corby, England; Wilkes-Barre, Pennsylvania; Chicago, Illinois; Auburn, California; El Cajon, California; and Petaluma, California. The Corby, Chicago and El Cajon plants are owned, while the rest of the locations are leased.

     The Reading plant has an annual practical melting capacity of approximately 226,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations. During the years ended June 30, 1998 and 1997, the plant operated at approximately 86 percent and 90 percent, respectively, of its melting capacity.

     The Talley Metals plant in Hartsville, South Carolina has an annual hot rolling capacity of approximately 49,000 tons. The annual tons shipped will be less than the tons hot rolled due to processing losses in finishing operations. During the period from January 1, 1998 to June 30, 1998, the plant operated at approximately 93% of its hot rolling capacity.

     Carpenter also operates sales offices and distribution and service centers, most of which are owned, at 44 locations in 16 states and 9 foreign countries.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Listed below are the names of corporate executive officers as of fiscal year end, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Dennis M. Draeger.

     Mr. Draeger, who was elected Executive Vice President of Carpenter as of July 1, 1998, was a director of the corporation from 1992 until June 30, 1996. Mr. Draeger assumed the duties of Senior Vice President - Specialty Alloys Operations for Carpenter effective July 1, 1996, when he resigned from Carpenter's Board of Directors. Prior to that he had been President of Worldwide Floor Products Operations for Armstrong World Industries, Inc. since 1994 and he became Group Vice President for Armstrong in 1988.

                                                       Assumed
                                                       Present
Name               Age   Positions                     Position
----               ---   ---------                     --------
Robert W. Cardy     62   Chairman, President &
                          Chief Executive Officer       July 1992
                         Director

G. Walton Cottrell  58   Senior Vice President -
                          Finance & Chief
                          Financial Officer          January 1993

Dennis M. Draeger   57   Executive Vice President       July 1998

Nicholas F. Fiore   58   Senior Vice President -
                          Engineered Products
                          Group                      January 1993

Robert W. Lodge     55   Vice President -
                          Human Resources          September 1991

John R. Welty       49   Vice President,
                          General Counsel &
                          Secretary                  January 1993

                          PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Common stock of Carpenter is listed on the New York Stock
Exchange. The ticker symbol is CRS. The high and low market prices of Carpenter's stock for the past two fiscal years are indicated below:

                         1998                     1997
Quarter Ended:       High      Low            High      Low
--------------------------------------------------------------

September 30        $49-9/16  $44-5/16       $37-5/8   $31-1/4

December 31         $52-7/16  $46            $36-3/4   $32

March 31            $54       $42-1/4        $39-1/4   $34-3/4

June 30             $58-15/16 $49-1/2        $48-1/8   $37-1/4
--------------------------------------------------------------

Annual              $58-15/16 $42-1/4        $48-1/8   $31-1/4

     The range of Carpenter's common stock price from July 1, 1998 to September 21, 1998 was $54-3/16 to $30. The closing price of the common stock was $32-13/16 on September 21, 1998.

     Carpenter has paid quarterly cash dividends on its common stock for 92 consecutive years. The quarterly dividend rate was $.33 per share for the fiscal years ended June 30, 1998, 1997 and 1996.

     Carpenter had 5,944 common shareholders of record as of August 31, 1998. The balance of the information required by this item is disclosed in Note 10 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 6.  Selected Financial Data

Five-Year Financial Summary
Dollar amounts in millions, except per share data
(years ended June 30)

                               1998       1997       1996      1995      1994
                             --------   --------   --------  --------  --------
Summary of Operations

Net Sales                    $1,176.7   $  939.0   $  865.3  $  757.5  $  628.8
Income before extra-
 ordinary charge             $   84.0   $   60.0   $   60.1  $   47.5  $   38.3
 Extraordinary charge,
 net of income taxes         $      -   $      -   $      -  $      -  $   (2.0)
Net income                   $   84.0   $   60.0   $   60.1  $   47.5  $   36.3

Financial Position
at Year-End
Total assets                 $1,698.9   $1,223.0   $  912.0  $  831.8  $  729.9
Long-term debt, net          $  370.7   $  244.7   $  188.0  $  194.8  $  158.1

Per Share Data(a)
Basic:
 Income before extra-
  ordinary charge            $   4.01   $   3.32   $   3.54  $   2.83  $   2.29
 Net income                  $   4.01   $   3.32   $   3.54  $   2.83  $   2.16

Diluted:
 Income before extra-
  ordinary charge            $   3.84   $   3.16   $   3.38  $   2.70  $   2.20
 Net income                  $   3.84   $   3.16   $   3.38  $   2.70  $   2.08

Cash dividends-common        $   1.32   $   1.32   $   1.32  $   1.20  $   1.20

See Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".


(a)  Carpenter adopted Statement of Financial Accounting
     Standards No. 128 in December 1997. Earnings per share data for all periods prior to that date have been restated.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion of Operations

Summary

Net sales and earnings trends for the past three fiscal years are summarized below:

(in millions, except per share data)    1998      1997      1996
-----------------------------------------------------------------
Net sales                             $1,176.7   $939.0    $865.3
Net income                            $   84.0   $ 60.0    $ 60.1
Basic earnings per share              $   4.01   $ 3.32    $ 3.54
Diluted earnings per share            $   3.84   $ 3.16    $ 3.38

Net sales have reached record levels in each of the past two years as a result of growth of the core businesses and acquisitions of businesses.

Net income and basic and diluted earnings per share increased to record levels in fiscal 1998 as a result of strong demand in most product lines, productivity improvements and the accretive effects of acquired businesses.

The chart below shows net sales by major material group for the past three fiscal years:

(in millions)              1998          1997           1996
-----------------------------------------------------------------
                       Sales     %    Sales     %    Sales     %
                     --------------------------------------------
Stainless steel      $  552.6   47   $461.5    49   $496.9    58
Special alloys          348.7   30    317.9    34    273.4    32
Titanium products       128.5   11     44.4     5      2.9     -
Tool and other steel     77.7    6     69.4     7     62.8     7
Ceramics and other
  materials              69.2    6     45.8     5     29.3     3
                     --------------------------------------------
Total                $1,176.7  100   $939.0   100   $865.3   100
                     ============================================

Results of Operations - Fiscal 1998 Versus Fiscal 1997

Net sales were $1,176.7 million in fiscal 1998, a 25 percent increase from the $939.0 million achieved in fiscal 1997. Approximately 75 percent of the sales increase resulted from inclusion of the results of businesses acquired during fiscal 1998 and the full year effects of businesses included for only a portion of fiscal 1997. Excluding businesses acquired over the past two years, sales were up by 5 percent due to strong demand in most market sectors, but especially for aerospace applications. Sales of high temperature alloys, ceramic cores and aircraft tubing products were all at high levels, driven by increased customer demand to support strong commercial aircraft build schedules. Average unit selling prices for most specialty metals products remained about the same as in fiscal 1997.

Stainless steel product sales rose by 20 percent primarily because of the acquisition of Talley Industries' stainless steel products segment and Rathbone Precision Metals, Inc. In addition, demand from most end-use markets was strong throughout the year.

Carpenter's sales outside the United States increased by 52 percent to $179.6 million during fiscal 1998. More than half of the sales were in Europe where sales increased by 78 percent. Details of the geographic makeup of sales for the past three years is included in Note 17 to the consolidated financial statements.

Cost of sales as a percentage of sales dropped to 72 percent in fiscal 1998 from 74 percent in fiscal 1997. This improvement occurred due to improved margins and a higher production level in the Specialty Alloys Operations unit and the full year effect of Dynamet's sales.

Specialty Alloys Operations' raw material costs per unit purchased were down by an average of 8 percent during fiscal 1998. The average cost of nickel in fiscal 1998 decreased by 20 percent from the prior year level. Labor costs for this unit of Carpenter were about the same as the prior year as base wage and profit sharing increases were offset by productivity improvements and favorable pension credit effects.

Selling and administrative expenses were higher than in fiscal 1997 by $33.0 million and increased to 14 percent of sales versus 13 percent in fiscal 1997. About 70 percent of the increased costs resulted from the inclusion of costs for acquired businesses. Increased costs to support sales office expansions, higher distribution costs resulting from increased sales levels, and increased professional fees accounted for most of the remaining year-to-year increase.

Net pension credits reduced cost of sales and selling and administration expenses by $21.7 million in fiscal 1998 and $9.1 million in fiscal 1997. The increase in these net credits was a result of improved market investment performance of the plan assets.

Interest expense increased by $9.1 million mainly because of debt incurred to acquire businesses over the past two years and working capital requirements.

Other expense (income) net was negatively impacted in fiscal 1998 by $5.2 million. The sale of Carpenter's remaining investment in the Walsin-CarTech joint venture in Taiwan resulted in a $2.7 million pre-tax loss in fiscal 1998. After income tax benefits, this loss was insignificant. In addition, provisions for losses on former Carpenter plant sites held for sale increased by $4.8 million in fiscal 1998.

Income taxes as a percent of pre-tax income (effective tax rate) was approximately 39 percent in fiscal years 1998 and 1997. A reconciliation of the effective tax rate to the federal statutory rate is presented in Note 15 to the consolidated financial statements.

Results of Operations - Fiscal 1997 Versus Fiscal 1996

Net sales were $939.0 million in fiscal 1997, a 9 percent increase from the $865.3 million level in fiscal 1996. A majority of the increase resulted from the inclusion of Dynamet's sales in the four months since its acquisition in February 1997. Increased sales of ceramic products, an improved mix of Specialty Alloys Operations products and increased sales of the Mexican steel distribution operations also contributed to the higher fiscal 1997 sales level.

Unit volume of Specialty Alloys Operations products was unchanged from the fiscal 1996 level. Demand for specialty alloy products was at a high level across most of the product spectrum, especially special alloys for aerospace and automotive applications. The product mix shifted toward more premium-melted products and away from certain commodity-priced products. Unit selling prices remained relatively constant during fiscal 1997.

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

Labor costs per hour for Specialty Alloys Operations production and maintenance employees were up by 2 percent principally as a result of a base wage increase in July 1996, which was partially offset by lower profit sharing costs.

Selling and administrative expenses were 13 percent of net sales in fiscal years 1997 and 1996. Costs were higher by $13.5 million in fiscal 1997 primarily because of the inclusion of the costs for acquired companies and increased use of outside services for revising computer systems to be year 2000 compliant.

Interest expense increased by $1.0 million in fiscal 1997 versus fiscal 1996, as a result of a higher level of debt, primarily due to the Dynamet acquisition, offset by an increased level of capitalized interest on capital projects.

Other expense (income) net improved in fiscal 1997 from that of fiscal 1996 by $4.6 million. Carpenter's share of the net losses in the Walsin-CarTech joint venture in Taiwan decreased by $5.8 million because of a reduced percentage ownership and an improved operating performance of this joint venture.

Income taxes as a percent of pre-tax income (effective tax rate) increased to 39 percent in fiscal 1997 from 37 percent a year earlier. The fiscal 1997 tax rate was negatively impacted by a federal income tax law change relating to company-owned life insurance programs, while the prior year's tax rate was favorably affected by a state income tax rate change. A reconciliation of the effective rate to the federal statutory rate is presented in
Note 15 to the consolidated financial statements.

Management's Discussion of Cash Flow and Financial Condition

Cash Flow

Cash flow from operations was very strong over the past three years, despite working capital needs to support growth in sales. Net cash generated from operating activities increased to $108.4 million in fiscal 1998 from $74.7 million and $50.6 million in fiscal 1997 and fiscal 1996, respectively.

Investing activities consumed $250.2 million in cash during fiscal 1998, $153.1 million in fiscal 1997 and $28.0 million in fiscal 1996. Capital expenditures remain at high levels as Carpenter continues its capital expenditure program. As of June 30, 1998, the total of approved capital improvement projects in excess of $1.0 million was approximately $250.0 million, of which $67.0 million was spent through June 30, 1998. Total capital spending for all projects in fiscal 1999 is expected to be $150.0 million to $175.0 million. These projects are to upgrade and increase production capabilities, reduce costs of production, increase the throughput and quality of existing facilities, and make environmental improvements. The major projects, all in Reading, Pennsylvania, include modernization of the strip finishing facility ($87.0 million), a new 4,500 ton forging press ($42.0 million), four new vacuum arc-remelting furnaces ($22.0 million), and annealing expansion ($16.0 million).

Total capital expenditures for fiscal 1998, 1997 and 1996 were $99.5 million, $93.6 million and $48.6 million, respectively.

During fiscal 1998, Carpenter acquired the businesses of Talley Industries, Inc., Shalmet Corporation, ICI Advanced Ceramics, Parmaco AG, and Aceromex Atlas, S.A. de C.V. During fiscal 1997, Carpenter acquired Rathbone Precision Metals, Inc. and Dynamet Incorporated. During fiscal 1996, Carpenter acquired Green Bay Supply Co., Inc., Parmatech Corporation, and Crafts Technology, Inc. The cost of all acquisitions totaled $251.3 million in cash and $105.0 million in common stock. Details of these transactions are included in Note 3 to the consolidated financial statements.

The sales of businesses formerly owned by Talley (net assets held for sale) provided $41.4 million of cash before taxes. After an allocation of interest and cash used by those businesses, the net cash provided was $20.7 million during fiscal 1998. As of June 30, 1998, the remaining net cash expected to be received on the disposition of these businesses was $130.2 million before income taxes and is shown as net assets held for sale in the consolidated balance sheet. These cash proceeds are expected to be received by December 1998 and will be used to repay short-term debt. Details are included in Note 4 to the consolidated financial statements.

During fiscal 1998, Carpenter sold its remaining interest in the Walsin-CarTech joint venture in Taiwan. Carpenter received $5.3 million in cash from the sale, which resulted in a slight loss after taxes. During fiscal 1996, Carpenter reduced its ownership percentage of Walsin-CarTech for $32.7 million in cash, and recorded a $1.0 million gain after taxes.

Total debt, excluding debt of acquired businesses, increased $54.5 million during fiscal 1998. During fiscal 1998, Carpenter issued $198.0 million of medium-term notes with a 6.61 percent average interest rate. The net proceeds were used to reduce short-term borrowings which were incurred principally to repay debt assumed in the acquisition of Talley. Details of debt are provided in Note 8 to the consolidated financial statements.

During fiscal 1998, Carpenter issued approximately 3.2 million shares of common stock in a public stock offering. Net proceeds from the issuance were $144.4 million and were used primarily to repay debt incurred to finance the acquisition of Talley.

The dividend payout rates on common and preferred stock were maintained at $1.32 and $5,362.50 per share, respectively, and totaled $28.5 million, $24.4 million and $23.2 million in fiscal
1998, 1997 and 1996, respectively.

Financial Condition and Liquidity

During the past three fiscal years, Carpenter maintained the ability to provide adequate cash to meet its needs through strong cash flow from operations, management of working capital and its flexibility to use outside sources of financing to supplement internally generated funds.

Carpenter ended fiscal 1998 in a sound liquidity position, with current assets exceeding current liabilities by $296.4 million (a ratio of 1.8 to 1). This favorable ratio is conservatively stated because certain inventories are valued $131.5 million less than the current cost as a result of using the LIFO method.

Total debt at June 30, 1998, was $526.8 million, or 38.9 percent of total capital, including deferred taxes, versus 36.9 percent of total capital, including deferred taxes, at June 30, 1997.

Financing is available under a $300 million financing arrangement with four banks, providing for $250 million of revolving credit and lines of credit of $50 million. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $300 million. As of June 30, 1998, $180.2 million was available under the credit facility and commercial paper program. Details of financing arrangements are provided in Note 8 to the consolidated financial statements.

Carpenter believes that its present financial resources, both from internal and external resources, including the anticipated proceeds from the sales of the Talley segments, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Market Sensitive Instruments and Risk Management

Carpenter uses derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for metals businesses are normally offset by selling price adjustments primarily through the use of surcharge mechanisms. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. Carpenter reduces this risk by entering into commodity futures and commodity price swaps which are effective hedges of the risk. Fluctuations in foreign exchange subject Carpenter to risk of losses on anticipated future cash flows from its foreign operations. Foreign currency forward contracts are used to hedge this foreign exchange risk. These hedging strategies are reviewed and approved by management before being implemented. Management has established policies regarding the use of derivative instruments which prohibit the use of speculative or leveraged derivatives. Monthly market valuations are performed to monitor the effectiveness of Carpenter's risk management programs.

The status of Carpenter's financial instruments as of June 30, 1998, is provided in Note 9 to the consolidated financial statements. Assuming (a) an instantaneous 10 percent decrease in the price of raw materials for which Carpenter has commodity futures and swaps, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, and (c) a 10 percent change in interest rates on Carpenter's short-term debt had all occurred on June 30, 1998, Carpenter's results of operations, cash flow and financial position would not have been materially affected.

Commitments and Contingencies

Environmental

Carpenter has environmental liabilities at some of its owned operating facilities, and has been designated as a potentially responsible party ("PRP") with respect to certain superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of cleanup costs nor the final method of their allocation among all designated PRPs at these superfund sites has been determined. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The liability recorded for environmental cleanup costs at June 30, 1998 was $10.0 million. The estimated range of the reasonably possible costs of remediation at Carpenter-owned operating facilities and the superfund sites is between $10.0 million and $14.0 million as of June 30, 1998. Recoveries of expenditures are recognized as receivables when they are estimable and probable.

The remaining discounted amount receivable for recoveries at June 30, 1998 was $2.2 million. Additional details are provided in
Note 16 to the consolidated financial statements. Carpenter does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Other

Carpenter also is defending various claims and legal actions, and is subject to commitments and contingencies that are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Additional details are provided in Note 16 to the consolidated financial statements. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on Carpenter's financial position or results of operations and cash flows.

Year 2000 Issues

Carpenter, its suppliers and customers are heavily reliant upon computer systems for many aspects of their businesses. The calendar year 2000 will make many current computerized systems ineffective and will require corrections or replacements before January 1, 2000. This situation ("Year 2000 Issues") could have a material adverse effect upon Carpenter if not adequately remedied by Carpenter, its suppliers and customers on a timely basis. The following describes Carpenter's status regarding these issues.

Carpenter's State of Readiness

Carpenter has been formally addressing its Year 2000 Issues during the past several fiscal years. These efforts involve assessments, conversion plans and conversion implementation and testing for all internal systems running on a variety of computing platforms ranging from mainframe to programmable logic controllers.

All mainframe-based computer systems have been assessed, plans have been put into place and required conversion of computer programs is approximately 95 percent complete. Converted programs have been tested and placed into operation. Full conversion is expected to be completed by December 1998.

The non-mainframe-based applications consist of over 270 individually identified projects throughout Carpenter.
Assessments have been completed and conversion plans have been developed for more than half of these projects.

Completion of conversion plans is expected by December 1998, with testing and implementation scheduled by July 1999.

In summary, Carpenter believes that its internal systems will be Year 2000 compliant in all material respects by December 1999.

In addition to these efforts regarding internal systems, Carpenter has begun assessing the state of readiness of its major suppliers. Surveys have been sent to all significant suppliers of materials and services to Carpenter's operations to determine their preparedness for the Year 2000. These suppliers include raw material, energy and production supply providers as well as suppliers of financial, communication and logistics services. Responses have been received from approximately half of these suppliers with no major potential problems identified. Carpenter plans to continue this communication effort and to expand it to include on-site reviews of large, critical suppliers. This effort is expected to be completed by December 1998.

Carpenter has a very large, diverse customer base with more than 13,000 customers. No customer represents more than 4 percent of Carpenter's sales. Carpenter has not yet begun an assessment and evaluation of the state of readiness of its customers, although many customers have requested from Carpenter information regarding its Year 2000 Issues. Major customers will be contacted within the next year to determine if any significant loss of business is to be expected because of their inability to correct their Year 2000 Issues on a timely basis.

Costs to Address Carpenter's Year 2000 Issues

The following is a summary of past and expected future costs to remediate Carpenter's Year 2000 Issues:

                              Fiscal    Fiscal    Estimated
                               1997      1998      Future
(in millions)                 Costs     Costs      Costs       Total
--------------------------------------------------------------------
Costs Charged To Income
  Before Taxes(a)              $1.5      $2.2       $1.6        $5.3

Capitalized Software
  and Hardware(b)                 -         -        3.2         3.2
                               ----      ----       ----        ----

Total Year 2000 Costs          $1.5      $2.2       $4.8        $8.5
                               ====      ====       ====        ====

(a) The majority of these costs were for outside consultants and programmers, were in addition to the normal budget for information systems, and were paid currently. As a result of these efforts, no major systems projects have been deferred to future periods.

(b)  Costs to replace non-Year 2000 compliant systems.

Risks of Year 2000 Issues and Contingency Plans

As stated above, Carpenter expects that its systems will be fully operational and will not cause any material disruptions because of Year 2000 Issues. Because of the uncertainties associated with assessing preparedness of suppliers and customers, there is a risk of a material adverse effect on Carpenter's future results of operations if these constituencies are not capable of correcting their Year 2000 Issues, if any. Carpenter plans, as outlined above, to continue assessing these risks through reviews with suppliers and customers. Contingency plans will be developed to deal with any problems which may become known as a result of these reviews. Contingency plans relating to suppliers, if necessary, will be developed by July 1999. Such plans relating to customers will be developed by December 1999.

                 Forward-Looking Statements

     This Form 10-K contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic conditions;
2) the impact of inventory adjustments in Carpenter's aerospace customer base; 3) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials;
4) the level of export sales impacted by political and economic instability, export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 5) the general economic and financial market conditions and other uncertainties which affect Carpenter generally and may specifically affect the sales of the remaining companies which comprise the industrial products and government products and services business segments of Talley Industries, Inc.; 6) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 7) the ability of Carpenter's suppliers and customers to correct or replace their computer systems for Year 2000 Issues. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Item 8.  Financial Statements and Supplementary Data


Index to Consolidated Financial Statements and Supplementary Data


                                                       Page
                                                       ----
Consolidated Financial Statements:

  Report of Independent Accountants                     24

  Consolidated Statement of Income for the
    Years Ended June 30, 1998, 1997 and 1996            25

  Consolidated Statement of Cash Flows for the
    Years Ended June 30, 1998, 1997 and 1996            26

  Consolidated Balance Sheet as of
    June 30, 1998 and 1997                              27

  Consolidated Statement of Changes in
    Shareholders' Equity for the Years Ended
    June 30, 1998, 1997 and 1996                      28-29

  Notes to Consolidated Financial Statements          30-55


Supplementary Data:

  Quarterly Financial Data (Unaudited)                  56

Report of Independent Accountants

To the Board of Directors and
Shareholders of Carpenter Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Carpenter Technology Corporation and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



s/PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 27, 1998, except as to the
information presented in Note 18
for which the date is August 6, 1998

Consolidated Statement of Income
Carpenter Technology Corporation

for the years ended June 30, 1998, 1997 and 1996


(in millions, except
per share data)                       1998     1997     1996
--------------------               --------------------------
Net sales                          $1,176.7   $939.0   $865.3
                                   --------------------------
Costs and expenses:
  Cost of sales                       849.3    697.9    636.8
  Selling and administrative
    expenses                          159.4    126.4    112.9
  Interest expense                     29.0     19.9     18.9
  Other expense (income), net           2.1     (3.1)     1.5
                                   --------------------------
                                    1,039.8    841.1    770.1
                                   --------------------------
Income before income taxes            136.9     97.9     95.2

Income taxes                           52.9     37.9     35.1
                                   --------------------------

Net income                         $   84.0   $ 60.0   $ 60.1
                                   ==========================



Earnings per common share:
  Basic                            $   4.01   $ 3.32  $  3.54
  Diluted                          $   3.84   $ 3.16  $  3.38




See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
Carpenter Technology Corporation
for the years ended June 30, 1998, 1997 and 1996
(in millions)                             1998      1997      1996
-------------                           ---------------------------
OPERATIONS
Net income                              $ 84.0    $ 60.0    $ 60.1
Adjustments to reconcile net income
 to net cash provided from operations:
  Depreciation and amortization           58.2      42.7      36.6
  Deferred income taxes                   14.6       7.1       4.5
  Prepaid pension costs                  (21.1)     (8.3)    (10.3)
  Loss (gain) on asset disposals           5.0        .8      (1.8)
Changes in working capital and other,
 net of acquisitions:
  Receivables                              5.5      (3.1)    (14.7)
  Inventories                            (17.2)    (17.3)    (59.6)
  Accounts payable                       (12.0)     (4.2)     21.3
  Accrued current liabilities             (7.8)     11.2      16.2
  Other, net                               (.8)    (14.2)     (1.7)
                                        ---------------------------
  Net cash provided from operations      108.4      74.7      50.6
                                        ---------------------------
INVESTING ACTIVITIES
Purchases of plant and equipment         (99.5)    (93.6)    (48.6)
Proceeds from disposals of plant
  and equipment                            1.1        .7       1.2
Acquisitions of businesses,
  net of cash received                  (177.8)    (60.2)    (13.3)
Net assets held for sale                  20.7         -         -
Proceeds from sale of interest
  in joint venture                         5.3         -      32.7
                                        ---------------------------
  Net cash used for investing
    activities                          (250.2)   (153.1)    (28.0)
                                        ---------------------------
FINANCING ACTIVITIES
Net change in short-term debt             39.3      53.6      (1.9)
Proceeds from issuance of long-term debt 198.0      60.0         -
Payments on long-term debt              (182.8)     (7.1)     (9.1)
Proceeds from issuance of common stock   149.6       1.8       4.6
Dividends paid                           (28.5)    (24.4)    (23.2)
                                        ---------------------------
  Net cash provided from (used for)
    financing activities                 175.6      83.9     (29.6)
                                        ---------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        33.8       5.5      (7.0)
Cash and cash equivalents at
  beginning of year                       18.6      13.1      20.1
                                        ---------------------------
Cash and cash equivalents at
  end of year                           $ 52.4    $ 18.6    $ 13.1
                                        ===========================
SUPPLEMENTAL DATA:
Cash paid during the year for:
  Interest payments, net of
    amounts capitalized                 $ 25.6    $ 18.7    $ 17.9
  Income tax payments, net of refunds   $ 54.2    $ 23.9    $ 20.9
Non-cash investing and financing
 activities:
  Treasury stock issued for
    business acquisitions               $  1.0    $ 99.5    $  4.5
  Debt assumed in business acquisitions $141.7    $ 10.2    $  2.8

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
Carpenter Technology Corporation

June 30, 1998 and 1997

(in millions, except share data)            1998        1997
--------------------------------        ----------------------
ASSETS
Current assets:
  Cash and cash equivalents             $   52.4       $ 18.6
  Accounts receivable, net of
    allowance for doubtful
    accounts ($1.9 and $1.4)               177.0        159.9
  Inventories                              267.1        211.5
  Net assets held for sale                 130.2            -
  Other current assets                      18.8         12.2
                                        ----------------------
    Total current assets                   645.5        402.2
Property, plant and equipment, net         644.1        513.6
Prepaid pension cost                       138.0         99.8
Goodwill, net                              171.8        104.6
Other assets                                99.5        102.8
                                        ----------------------
Total assets                            $1,698.9     $1,223.0
                                        ======================
LIABILITIES
Current liabilities:
  Short-term debt                       $  119.8     $   82.5
  Accounts payable                          80.5         79.0
  Accrued compensation                      35.0         26.9
  Accrued income taxes                         -         19.2
  Deferred income taxes                     24.8          5.6
  Other accrued liabilities                 52.7         41.4
  Current portion of long-term debt         36.3          3.4
                                        ----------------------
    Total current liabilities              349.1        258.0
Long-term debt, net of current portion     370.7        244.7
Accrued postretirement benefits            132.8        135.9
Deferred income taxes                      142.9        110.8
Other liabilities                           43.9         24.3

SHAREHOLDERS' EQUITY
Preferred stock - authorized
  2,000,000 shares                          27.8         28.2
Common stock - authorized
  50,000,000 shares                        115.0         98.2
Capital in excess of par value -
  common stock                             190.0         54.3
Reinvested earnings                        359.1        303.6
Common stock in treasury, at cost           (3.4)        (3.5)
Deferred compensation                      (17.8)       (20.3)
Foreign currency translation
  adjustments                              (11.2)       (11.2)
                                        ----------------------
    Total shareholders' equity             659.5        449.3
                                        ----------------------
Total liabilities and
  shareholders' equity                  $1,698.9     $1,223.0
                                        ======================

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation
for the years ended June 30, 1998, 1997 and 1996

                                         Common Stock
                            Preferred  -----------------                                 Trans-  Total
                              Stock     Par   Capital in                      Deferred   lation  Share-
(in millions, except        Par Value  Value   Excess of  Reinvested Treasury  Compen-   Adjust- holders'
 per share data)             of $5     of $5   Par Value   Earnings   Stock    sation    ments   Equity
---------------------------------------------------------------------------------------------------------
Balances at June 30, 1995     $28.8    $96.7     $ 6.8      $231.1   $(67.0)   $(25.5)  $ (7.0)   $263.9
 Distributions to ESOP         (0.2)               0.2                                                 -
 Stock options exercised                 1.0       3.6                                               4.6
 Shares issued to acquire
  business                                         1.8                  2.7                          4.5
 Net income                                                   60.1                                  60.1
 Cash dividends:
  Preferred @ $5,362.50
   per share                                                  (1.5)                                 (1.5)
  Common @ $1.32 per share                                   (21.7)                                (21.7)
  Restricted shares cancelled                                          (0.2)     0.2                   -
 Reduction of ESOP note                                                          1.2                 1.2
 Accrued compensation                                                            1.3                 1.3
 Other                                             1.1                                    (4.4)     (3.3)
---------------------------------------------------------------------------------------------------------
Balances at June 30, 1996      28.6     97.7      13.5       268.0    (64.5)   (22.8)    (11.4)    309.1
 Distributions to ESOP         (0.4)     0.1       0.3                                                 -
 Stock options exercised                 0.4       1.4                                               1.8
 Shares issued to acquire
  business                                        38.5                 61.0                         99.5
 Net income                                                   60.0                                  60.0
 Cash dividends:
  Preferred @ $5,362.50
   per share                                                  (1.6)                                 (1.6)
  Common @ $1.32 per share                                   (22.8)                                (22.8)
 Reduction of ESOP note                                                          1.4                 1.4
 Accrued compensation                                                            1.1                 1.1
 Other                                             0.6                                     0.2       0.8
---------------------------------------------------------------------------------------------------------
Balances at June 30, 1997      28.2     98.2      54.3       303.6     (3.5)   (20.3)    (11.2)    449.3
 Distributions to ESOP         (0.4)     0.1       0.3                                                 -
 Common stock offering                  15.8     128.6                                             144.4
 Stock options exercised                 0.9       4.3                                               5.2
 Shares issued to acquire
  business                                         0.5                  0.5                          1.0
 Net income                                                   84.0                                  84.0
 Cash dividends:
  Preferred @ $5,362.50
   per share                                                  (1.6)                                 (1.6)
  Common @ $1.32 per share                                   (26.9)                                (26.9)
 Reduction of ESOP note                                                          1.5                 1.5
 Accrued compensation                                                            1.0                 1.0
 Other                                             2.0                 (0.4)                         1.6
---------------------------------------------------------------------------------------------------------
Balances at June 30, 1998     $27.8   $115.0    $190.0      $359.1   $ (3.4)  $(17.8)   $(11.2)   $659.5
=========================================================================================================

<F1>
See accompanying notes to consolidated financial statements.

Carpenter Technology Corporation
for the years ended June 30, 1998, 1997 and 1996


                                                      Common Shares
                                  Preferred -----------------------------------
                                    Shares                              Net
                                    Issued    Issued     Treasury   Outstanding
--------------------------------------------------------------------------------
Balances at June 30, 1995           456.7   19,337,964  (3,046,208)  16,291,756
 Distributions to ESOP               (3.6)       7,251                    7,251
 Stock options exercised,
  net of 41,010 shares exchanged               200,536                  200,536
 Restricted shares cancelled                                (4,652)      (4,652)
 Shares issued to acquire business                         120,786      120,786
--------------------------------------------------------------------------------
Balances at June 30, 1996           453.1   19,545,751  (2,930,074)  16,615,677
 Distributions to ESOP               (5.8)      10,400                   10,400
 Stock options exercised,
  net of 45,826 shares exchanged                86,769                   86,769
 Restricted shares cancelled                                (2,590)      (2,590)
 Shares issued to acquire business                       2,772,059    2,772,059
--------------------------------------------------------------------------------
Balances at June 30, 1997           447.3   19,642,920    (160,605)  19,482,315
 Distributions to ESOP               (6.2)      12,806                   12,806
 Common stock offering                       3,162,500                3,162,500
 Stock options exercised,
  net of 766 shares exchanged                  171,401                  171,401
 Restricted shares cancelled                                (1,292)      (1,292)
 Shares purchased                                           (7,432)      (7,432)
 Shares issued to acquire business                          21,409       21,409
 Performance shares issued                       5,409                    5,409
--------------------------------------------------------------------------------
Balances at June 30, 1998           441.1   22,995,036    (147,920)  22,847,116
================================================================================



See accompanying notes to consolidated financial statements.

              Notes to Consolidated Financial Statements
                            __________


 1.  Summary of Significant Accounting Policies

     Description of Business - Carpenter is primarily engaged in one business segment - the manufacture, fabrication and distribution of specialty metals. Sales of finished products include stainless steels, special alloys, tool steels and titanium in the forms of bar, rod, wire and strip. Additionally, Carpenter manufactures certain engineered products including structural ceramics, metal injection molded products and ultra-hard wear parts. The engineered products do not qualify as a reportable segment and therefore are not presented as a separate business segment.

     Carpenter's products are sold primarily in the United States and principally through its own sales organization, with service centers and sales offices located in many of the major cities of the country.

     Basis of Consolidation - The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Cash Equivalents - Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

     Inventories - Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods.

     Computer Software - During 1998, Carpenter adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of this statement did not have a material effect on Carpenter's financial position or results of operations.

     Depreciation and Amortization - Depreciation for financial reporting purposes is computed by the straight-line method.
     Depreciation for income tax purposes is computed using accelerated methods.

     The costs of intangible assets other than goodwill, which are included in other assets on the consolidated balance sheet, are comprised principally of trademarks and tradenames, computer software, and agreements not to compete and are amortized for financial reporting purposes on a straight-line basis over their respective estimated useful lives, ranging from 3 to 30 years.

     Pensions and Other Postretirement Benefit Plans - During fiscal 1998, Carpenter adopted Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS 132 revises disclosure requirements for pension and other postretirement benefit plans, without changing the measurement or recognition of the benefit costs of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

     Goodwill - Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of companies acquired to date, is being amortized on a straight-line basis over the estimated life of the goodwill, not to exceed 40 years. Carpenter's policy is to record an impairment loss against the goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of the net assets.

     Long-Lived Assets - Long-lived assets, including related goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Carpenter evaluates long-lived assets for impairment by individual business unit.

     Environmental Expenditures - Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value, but estimated receivables are measured on a discounted basis.

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

     For foreign operations where the functional currency is the U.S. dollar or whose economic environment is highly inflationary as defined by SFAS 52, non-monetary assets and liabilities are translated at historical exchange rates.
     All other assets and liabilities are translated at year-end rates. Inventories charged to cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses that result from translation are included in earnings. Effective January 1, 1997, Carpenter's operations in Mexico were considered to operate in a highly inflationary economy as defined by SFAS 52.

     Futures Contracts and Commodity Price Swaps - In connection with the anticipated purchase of raw materials for certain fixed-price sales arrangements, Carpenter enters into futures contracts and commodity price swaps to reduce the risk of cost increases. The contracts do not have leveraged features and generally are not entered into for speculative purposes. The significant characteristics and terms of the anticipated purchase of raw materials are identifiable, and the contracts are designated and effective as hedges, because of the high correlation between the contracts and the items being hedged. As such, they are accounted for as hedges and unrealized gains and losses are deferred and included in cost of sales in the periods when the related transactions are completed.

     Foreign Currency Forward Contracts - In connection with certain future payments between Carpenter and its various European subsidiaries, foreign currency forward contracts are used to reduce the risk of foreign currency exposures. Carpenter's primary foreign currency exposures are in France. The foreign currency forward contracts do not qualify as hedges for financial reporting purposes, as the anticipated cash flows are not definitive. Therefore, the contracts are marked to market and any related gain or loss is included in other income on a current basis. Gains and losses for the years presented were not material to Carpenter's results of operations or cash flows.

     Earnings Per Common Share - In December 1997, Carpenter adopted SFAS 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

     Basic earnings per common share are computed by dividing net income (less preferred dividends net of tax benefits) by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted for common share equivalents, and both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock. All prior period earnings per share amounts presented have been restated in accordance with SFAS 128.

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

     Other Accounting Pronouncements - The Financial Accounting Standards Board, ("FASB") issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for Carpenter's fiscal year 1999. SFAS 130 requires that all items which are defined as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. SFAS 131 establishes standards for reporting of information about operating segments and related disclosures about products and services, geographic areas and major customers. Carpenter has not determined the full impact of these standards on its future financial disclosures.

     The FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for Carpenter's fiscal year 2000. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or comprehensive income. Carpenter anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on Carpenter's future results of operations or financial position.

 2.  Earnings Per Common Share

     The computation of basic and diluted earnings per share for the years ended June 30, 1998, 1997 and 1996 follows:

     (in millions, except per share data)

                                    1998      1997      1996
                                    ----      ----      ----
     Basic EPS:

       Net income                  $ 84.0    $ 60.0    $ 60.1
       Dividends accrued on
         convertible preferred
         stock, net of tax
         benefits                    (1.6)     (1.6)     (1.5)
                                   -------   -------   -------
       Earnings available for
         common shareholders       $ 82.4    $ 58.4    $ 58.6
                                   =======   =======   =======

       Weighted average common
         shares outstanding          20.5      17.6      16.5
                                   =======   =======   =======

       Basic earnings per share    $ 4.01    $ 3.32    $ 3.54
                                   =======   =======   =======


     Diluted EPS:

       Net income                  $ 84.0    $ 60.0    $ 60.1
       Assumed shortfall between
         common and preferred
         dividend                     (.6)      (.6)      (.6)
                                   -------   -------   -------
       Earnings available for
         common shareholders       $ 83.4    $ 59.4    $ 59.5
                                   =======   =======   =======
       Weighted average common
         shares outstanding          20.5      17.6      16.5
       Assumed conversion of
         preferred shares              .9        .9        .9
       Effect of shares issuable
         under stock option plans      .3        .3        .2
                                   -------   -------   -------
       Adjusted weighted average
         common shares               21.7      18.8      17.6
                                   =======   =======   =======

       Diluted earnings per share  $ 3.84    $ 3.16    $ 3.38
                                   =======   =======   =======

 3.  Acquisitions of Businesses

     During the past three fiscal years, Carpenter acquired the businesses described below, which were accounted for by the purchase method of accounting:

          Fiscal 1998

          On February 19, 1998, Carpenter completed the acquisition of Talley Industries, Inc. ("Talley").

          Carpenter acquired the outstanding common and preferred stock of Talley for $187.0 million of cash, including acquisition costs, and assumed Talley debt with a fair market value of $136.5 million. Talley had $35.1 million of cash at the initial acquisition date. The transaction was initially financed by short-term debt issued under Carpenter's revolving credit agreement. Most of this short-term debt was repaid from the proceeds of the common stock offering. Based upon a preliminary valuation, $64.7 million of the purchase price was allocated to goodwill which is being amortized on a straight-line basis over 40 years, the estimated life of the goodwill.

          Talley is a diversified manufacturer composed of a stainless steel products segment, a government products and services segment and an industrial products segment. Carpenter intends to retain the companies in the stainless steel products segment, but divest the companies in the government products and services and industrial products segments. Accordingly, the segments to be divested are accounted for as net assets held for sale in the consolidated balance sheet (see
          Note 4).

          On October 31, 1997, Carpenter acquired the net assets of Shalmet Corporation and its affiliates for $9.3 million in stock and cash, including acquisition costs, and assumed $4.1 million of Shalmet's debt. Shalmet converts "black" coil and bar to "bright" round bar and coil products. Based upon a preliminary valuation, the fair value of the net assets acquired approximates the purchase price.

          On September 30, 1997, Carpenter acquired four of the operating units of ICI Australia, Ltd. for $16.6 million of cash, including acquisition costs. These four operating units manufacture structural ceramic components and powder products. Based upon a preliminary valuation, $4.9 million of the purchase price was allocated to goodwill, which is being amortized on a straight-line basis over 20 years.

          Fiscal 1998 includes other acquisitions which are immaterial.

          Fiscal 1997

          On June 19, 1997, Carpenter acquired the net assets of Rathbone Precision Metals, Inc., for $9.6 million in cash, including acquisition costs. Rathbone is a manufacturer of custom, cold-drawn metal shapes. The purchase price included goodwill of $6.8 million, which is being amortized on a straight-line basis over 20 years.

          On February 28, 1997, Carpenter purchased all of the common stock of Dynamet Incorporated in exchange for approximately 2.8 million shares of Carpenter's treasury common stock with a fair market value of $99.5 million and $51.5 million of cash, including acquisition costs. In addition, Carpenter entered into consulting and non-competition agreements for $10.3 million, a portion of which is payable over four years. Dynamet is a manufacturer of titanium bar and wire and powder products. The purchase price included goodwill of $81.0 million which is being amortized on a straight-line basis over 30 years.

          Fiscal 1996

          On November 9, 1995, Carpenter acquired the net assets of Green Bay Supply Co., Inc., for $10.8 million in cash, including acquisition costs. Green Bay is a master distributor which purchases specialty metal products globally and resells them to independent distributors in the United States. The purchase price approximated the fair value of the assets acquired.

          On October 26, 1995, Carpenter acquired all of the outstanding shares of Parmatech Corporation in exchange for 120,786 shares of treasury common stock with a fair value of $4.5 million and incurred acquisition costs of $.2 million. Parmatech manufactures complex, net or near-net shape parts from a powder metal slurry using an injection molding process. The purchase price included goodwill of $4.1 million which is being amortized on a straight-line basis over 20 years.

          Fiscal 1996 includes other acquisitions which are immaterial.

     The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of acquisition, as follows:

     (in millions)                   1998      1997      1996
                                   ---------------------------
     Working capital,
       other than cash             $ 34.7    $ 26.5     $ 9.5
     Property, plant and
       equipment                     81.8      38.8       4.6
     Prepaid pension cost            17.2         -         -
     Goodwill                        72.1      87.5       4.1
     Other assets                    11.1      27.2       2.1
     Noncurrent liabilities         (38.1)    (20.3)     (2.5)
                                   ---------------------------
     Purchase price, net of
       cash received               $178.8    $159.7     $17.8
                                   ===========================

     Deferred tax liabilities included in the allocation totaled $36.8 million in fiscal 1998, $27.0 million in fiscal 1997 and $1.3 million in fiscal 1996. Debt included in the allocation was $141.7 million in fiscal 1998, $10.2 million in fiscal 1997, and $2.8 million in fiscal 1996.

     The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The following table reflects an unaudited pro forma consolidation of the results of operations as if the Talley and fiscal 1997 acquisitions had taken place at the beginning of fiscal 1997:

          (in millions, except
            per share amounts)       1998           1997
                                     ----           ----

          Net sales                $1,222.3       $1,132.5
          Net income               $   82.6       $   64.0
          Earnings per share:
            Basic                  $   3.95       $   3.17
            Diluted                $   3.78       $   3.04

     The unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had occurred at the beginning of fiscal 1997.

 4.  Net Assets Held for Sale

     As described in Note 3, Carpenter intends to sell the businesses in the government products and services and industrial products segments of Talley. The sales are expected to be completed by December 1998. The expected net proceeds of these sales and the cash flows of these businesses until they are sold less an allocation of interest expense for the holding period were allocated to net assets held for sale in the allocation of the Talley purchase price. Any difference between the actual and expected amounts will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

     Activity from the acquisition date to June 30, 1998, in the net assets held for sale follows:

     (in millions)

     Allocation of purchase price       $150.9
     Net cash funded by Carpenter         14.1
     Interest allocated                    6.6
     Proceeds from sales of businesses   (41.4)
                                        -------
     Balance June 30, 1998              $130.2
                                        =======

     The businesses held for sale had net income of $2.7 million from December 5, 1997 to June 30, 1998. The net cash funded by Carpenter, including working capital and property, plant and equipment investments, was $14.1 million which was accounted for as an increase in the carrying value of the net assets held for sale.

     Several of the businesses to be sold have defined benefit pension plans which are expected to be assumed by the buyers. The aggregate present values of pension obligations and assets of these plans at June 30, 1998, were $4.2 million and $5.9 million, respectively.

 5.  Inventories
                                                  June 30
     (in millions)                            1998       1997
                                             ----------------
     Finished and purchased products         $169.1    $121.5
     Work in process                          183.3     177.6
     Raw materials and supplies                46.2      51.2
                                             ----------------
     Total at current cost                    398.6     350.3
                                             ----------------
     Less excess of current cost
       over LIFO values                       131.5     138.8
                                             ----------------
                                             $267.1    $211.5
                                             ================

     Current cost of LIFO-valued inventories was $352.2 million at June 30, 1998, and $317.6 million at June 30, 1997.

 6.  Property, Plant and Equipment
                                                  June 30
     (in millions)                            1998      1997
                                             ----------------
     Land                                    $    9.5  $  8.9
     Buildings and building equipment           204.6   183.5
     Machinery and equipment                    836.0   707.0
     Construction in progress                    54.7    37.0
                                             ----------------
     Total at cost                            1,104.8   936.4
                                             ----------------
     Less accumulated depreciation
       and amortization                         460.7   422.8
                                             ----------------
                                             $  644.1  $513.6
                                             ================

     The estimated useful lives are principally 45 years for buildings and 20 years for machinery and equipment. The ranges are as follows:

                                          Estimated Useful Lives
     Buildings and building equipment:
       Land improvements                                 20 years
       Buildings and equipment                     20 to 45 years

     Machinery and equipment:
       Machinery and equipment                      5 to 20 years
       Autos and trucks                              3 to 6 years
       Office furniture and equipment               3 to 10 years

     For the years ended June 30, 1998, 1997 and 1996, depreciation expense was $46.8 million, $36.8 million and $33.7 million, respectively.

 7.  Other Accrued Liabilities

                                                 June 30
     (in millions)                            1998      1997
                                             ---------------
     Employee benefits                       $14.8     $11.0
     Interest                                  8.5       6.1
     Environmental costs                       4.9       7.4
     Other                                    24.5      16.9
                                             ---------------
                                             $52.7     $41.4
                                             ===============

 8.  Debt Arrangements

     Carpenter has a $300 million financing arrangement with four banks, providing for the availability of $250 million of revolving credit and $50 million under lines of credit. Interest is based on short-term market rates. As of June 30, 1998, there was $100.0 million outstanding under the revolving credit agreement, no borrowings outstanding under the lines of credit and $19.8 million of commercial paper outstanding.

     During January 1998, Carpenter filed a Form S-3 registration statement ("Shelf Registration") with the Securities and Exchange Commission to provide for the issuance of $350 million of its common stock and debt securities (see Note
     10). Subsequently, Carpenter issued $198.0 million of medium-term debt securities with a 6.61% average interest rate under this Shelf Registration. The proceeds were used to reduce short-term borrowings, which were incurred principally to repay debt assumed in the acquisition of Talley.

     For the years ended June 30, 1998, 1997 and 1996, interest cost totaled $31.2 million, $22.3 million and $19.3 million, of which $2.1 million, $2.4 million and $.4 million, respectively, were capitalized.

     The weighted average interest rates for short-term borrowings during fiscal 1998 and 1997 were 6.0% and 5.9%, respectively.

     Long-term debt outstanding at June 30, 1998 and 1997, consists of the following:

     (in millions)                            1998      1997
                                             -------   -------
     Medium term notes at 6.28%
       to 7.10% due from
       April 2003 to 2018                    $198.0    $    -
     9% Sinking fund debentures
       due 2022, callable beginning in
       March 2002 at 104.2%; sinking
       fund requirements are $5.0 million
       annually from 2003 to 2021              99.6      99.6
     Medium-term notes at
       6.78% to 7.80% due from
       October 1998 to 2005                    80.0      80.0
     Short-term debt classified as
       long-term debt at 5.9% to 6.0%             -      60.0
     10.75% Senior notes due 2003,
       callable beginning in
       October 1998 at 105.4%                  23.2         -
     Other                                      6.2       8.5
                                             -------   -------
     Total                                    407.0     248.1
     Less amounts due within one year          36.3       3.4
                                             -------   -------
                                             $370.7    $244.7
                                             =======   =======

     Aggregate maturities of long-term debt for the four years subsequent to June 30, 1999, are $15.4 million in fiscal
     2000, $10.4 million in fiscal 2001, $25.2 million in fiscal
     2002, and $45.2 million in fiscal 2003.

     Carpenter's financing arrangements contain restrictions on the total amount of debt and the minimum tangible net worth allowed.

 9.  Financial Instruments

     The carrying amounts and estimated fair values of Carpenter's financial instruments were as follows:

                                                 June 30
     (in millions)                       1998                1997
                                  ------------------  ------------------
                                  Carrying    Fair     Carrying   Fair
                                    Value     Value     Value     Value
                                  ------------------  ------------------
     Cash and cash equivalents     $ 52.4    $ 52.4    $ 18.6    $ 18.6
     Company-owned life insurance  $ 81.1    $ 81.1    $ 88.3    $ 88.3
     Short-term debt               $119.8    $119.8    $ 82.5    $ 82.5
     Long-term debt                $407.0    $425.0    $248.1    $259.8
     Futures contracts and
      commodity price swaps        $    -    $ (3.9)*  $    -    $ (1.8)*
     Foreign currency forward
       contracts                   $   .2    $   .2    $   .9    $   .9

       *The unrealized losses on futures contracts are deferred and will be included in cost of sales when the related transactions are completed.

     The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short maturities of these instruments. The carrying amount for company-owned life insurance is based on cash surrender values determined by the insurance carriers.

     The fair value of long-term debt as of June 30, 1998 and 1997, was determined by using current interest rates and market values of similar issues.

     The fair value of raw material futures contracts and commodity price swaps was based on quoted market prices for these instruments. The notional amounts of these instruments were $15.4 million and $21.7 million at June 30, 1998 and 1997, respectively. These financial instruments have various maturity dates ranging from 1998 to 2000.

     The fair value of foreign currency forward contracts represents the amount to be exchanged if the existing contracts were settled at year end, based on market quotes. The notional amounts of these contracts were $5.5 million and $8.2 million at June 30, 1998 and 1997, respectively. The foreign currency forward contracts have various maturity dates in 1998 and 1999.

     Carpenter is exposed to credit risk related to its financial instruments in the event of non-performance by the counterparties. Carpenter does not generally require collateral or other security to support these financial instruments. However, the counterparties to these transactions are major institutions deemed credit worthy by Carpenter. Carpenter does not anticipate non-performance by the counterparties.

10.  Common Stock

     Common Stock Offering:

     As part of Carpenter's Shelf Registration Statement registering $350 million of its common stock and debt securities, Carpenter completed a public offering during March 1998 of 3.2 million shares of its common stock at a price of $48-1/16 per share. Net proceeds from the sale were used principally to repay debt incurred to finance the acquisition of Talley.

     Common Stock Authorization:

     Carpenter's Board of Directors has approved the adoption and the submission to the stockholders for approval at the 1998 Annual Meeting of Stockholders of an amendment to the Restated Certificate of Incorporation that would increase the number of authorized shares of common stock from 50 million shares to 100 million shares.

     Common Stock Purchase Rights:

     Carpenter has issued one common stock purchase right ("Right") for every outstanding share of common stock. Except as otherwise provided in the Rights Agreement, the Rights will become exercisable and separate Rights certificates will be distributed to the shareholders: (1) 10 days following the acquisition of 20 percent or more of Carpenter's common stock, (2) 10 business days (or such later date as the Board may determine) following the commencement of a tender or exchange offer for 20 percent or more of Carpenter's common stock, or (3) 10 days after Carpenter's Board of Directors determines that a holder of 15 percent or more of Carpenter's shares has an interest adverse to those of Carpenter or its shareholders (an "adverse person"). Upon distribution, each Right would then entitle a holder to buy from Carpenter one newly issued share of its common stock for an exercise price of $145.

     After distribution, upon: (1) any person acquiring 20 percent of the outstanding stock (other than pursuant to a fair offer as determined by the Board), (2) a 20 percent holder engaging in certain self-dealing transactions, (3) the determination of an adverse person, or (4) certain mergers or similar transactions between Carpenter and holder of 20 percent or more of Carpenter's common stock, each Right (other than those held by the acquiring party) entitles the holder to purchase shares of common stock of either the acquiring company or Carpenter (depending on the circumstances) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by Carpenter for $.025 per Right at any time before they become exercisable. The Rights Agreement expires on June 26, 2006.

11.  Stock-Based Compensation

     Carpenter has three stock-based compensation plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

     1993 Plan:

     The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. As of June 30, 1998 and 1997, 1,091,955 and 1,358,455 shares, respectively, were reserved for options and share awards which may be granted under this plan.

     Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant.

     Restricted stock awards vest equally at the end of each year of employment for the five-year period from the date of grant. When the restricted shares are issued, deferred compensation is recorded in the shareholders' equity section of the consolidated balance sheet. The deferred compensation is charged to expense over the vesting period. During fiscal 1998, 1997 and 1996, $.5 million, $.6 million and $.6 million, respectively, were charged to expense for vested restricted shares.

     Performance share awards are earned only if Carpenter achieves certain performance levels over a three-year period. The awards are payable in shares of common stock and expensed over the three-year performance period. In June 1998, 1997 and 1996, 41,700, 24,700 and 18,400
     performance share awards, respectively, were granted contingent on performance over the three fiscal years after grant. During fiscal 1998 and 1997, $1.0 million and $.3 million, respectively, was charged to expense for earned performance shares. There was no charge to expense for these awards in fiscal 1996.

     1982 and 1977 Plans:

     The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, and are exercisable after one year of employment following the date of grant and expire ten years after grant. At June 30, 1998 and 1997, 1,420 and 48,520 shares, respectively, were reserved for options which may be granted under the 1977 plan.

     Carpenter has a stock-based compensation plan which provides for the granting of stock options and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 1998 and 1997, 109,000 and 129,000 shares, respectively, were reserved for options which may be granted under this plan.

     Carpenter accounts for its stock option plans in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion 25, no compensation cost is recognized because the exercise price of Carpenter's employee stock options equals the market price of the underlying stock at the date of the grant. Had compensation cost for Carpenter's stock option plans been determined based on the fair value at the grant date for awards in accordance with SFAS 123, "Accounting for Stock-based Compensation," net income would have been reduced by $1.1 million and $.9 million, or $.05 for basic and diluted earnings per share in fiscal 1998 and 1997. There would have been no effect on net income or basic and diluted earnings per share in fiscal 1996.

     These pro forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1995. A summary of the assumptions and data used in these calculations follows:

                                     1998      1997      1996
                                     ----      ----      ----
     Weighted average exercise
       price of options
       exercisable                 $34.98    $30.05    $27.87
     Fair value per share of
       options granted during
       the year                    $ 7.59    $ 7.93    $ 6.26
     Fair value assumptions:
       Risk-free interest rate       5.6%      6.3%      5.8%
       Expected volatility          18.3%     20.6%     20.6%
       Expected life of options    5 years   5 years   5 years
       Expected dividends            4.2%      4.2%      4.2%

     A summary of the option activity under all plans for the past three years follows:

                                                  Weighted
                                                  Average
                                   Number of      Exercise
                                    Shares         Price
                                   -----------------------
     Balance June 30, 1995           794,152      $27.17
      Granted                        270,500      $33.58
      Exercised                     (241,546)     $25.39
      Cancelled                       (9,600)     $32.21
                                   -----------------------
     Balance June 30, 1996           813,506      $29.77
      Granted                        315,600      $43.17
      Exercised                     (132,595)     $28.06
      Cancelled                       (7,100)     $34.73
                                   -----------------------
     Balance June 30, 1997           989,411      $34.24
      Granted                        338,200      $49.66
      Exercised                     (172,167)     $30.53
      Cancelled                       (5,000)     $41.16
                                   -----------------------
     Balance June 30, 1998         1,150,444      $39.29
                                   =======================

     Following is a summary of stock options outstanding at June 30, 1998:

                         Outstanding Options
     ------------------------------------------------------------
                                        Weighted
                       Number           Average       Weighted
      Exercise      Outstanding at      Remaining     Average
     Price Range      06/30/98            Life     Exercise Price
     ------------------------------------------------------------
     $19  -$30         249,424            4.35         $26.57
     $31  -$40         322,720            7.53         $33.87
     $41  -$51         578,300            9.55         $47.94
                     ---------
                     1,150,444                         $39.29
                     =========

                         Exercisable Options
     ------------------------------------------------------------
                            Number                    Weighted
      Exercise           Exercisable at               Average
     Price Range           06/30/98                Exercise Price
     ------------------------------------------------------------
     $19  -$30              249,424                    $26.57
     $31  -$40              322,720                    $33.87
     $41  -$46              240,100                    $45.56
                            -------
                            812,244                    $34.98
                            =======

     Of the options outstanding at June 30, 1998, 648,595 relate to the 1993 plan, 86,547 relate to the 1982 plan, 307,800 relate to the 1977 plan and 107,502 relate to the plan for non-employee Directors.

12.  Pension and Other Postretirement Benefits

     Carpenter provides several noncontributory defined benefit pension plans and postretirement benefit plans to a majority of its employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the
     plans.                                         Other
                           Pension Plans     Postretirement Plans
     (in millions)         1998      1997      1998      1997
                           ----      ----      ----      ----
     Change in projected
     -------------------
       benefit
       -------
       obligation
       ----------
     Projected benefit
       obligation at
       beginning of year $482.4    $ 448.3   $ 140.8   $ 144.4
     Service cost          15.1       13.4       2.4       2.4
     Interest cost         36.6       32.7      10.3      10.6
     Plans of acquired
       companies           37.0        1.2        -         -
     Amendments               -         -         -      (12.3)
     Actuarial loss        37.5       15.3      17.6       3.4
     Benefits paid        (31.2)     (28.5)     (8.3)     (7.7)
                         --------------------------------------
     Projected benefit
       obligation at
       end of year       $577.4    $ 482.4   $ 162.8   $ 140.8
                         ======================================
     Change in plan assets
     ---------------------
     Fair value of plan
       assets at beginning
       of year           $721.0    $ 600.5   $  45.6   $  33.6
     Actual return on
       plan assets        177.5      150.2      15.8       9.2
     Company contributions   .3         .2       8.1      10.4
     Plans of acquired
       companies           54.4         .8         -         -
     Benefits paid from
       plan assets        (33.1)     (30.7)     (8.3)     (7.6)
                         --------------------------------------
     Fair value of plan
       assets at end
       of year           $920.1    $ 721.0   $  61.2   $  45.6
                         ======================================
     Funded status of
     ----------------
       the plans         $342.7    $ 238.6   $(101.6)  $( 95.2)
       ---------
     Unrecognized
       transition asset    (8.5)     (11.2)        -         -
     Unrecognized prior
       service cost
       (benefit)           29.6       32.0      (9.7)   ( 10.3)
     Unrecognized net
       gain              (234.5)    (167.5)    (29.1)   ( 36.5)
                         --------------------------------------
     Prepaid (accrued)
       benefit cost      $129.3     $ 91.9   $(140.4)  $(142.0)
                         ======================================

                                                     Other
                            Pension Plans    Postretirement Plans
(in millions)               1998      1997      1998        1997
                            ----      ----      ----        ----
     Principal actuarial
     -------------------
       assumptions at
       --------------
       June 30:
       --------
     Discount rate          7.0%      7.5%      7.0%        7.5%
     Long-term rate of
       compensation
       increase             4.5%      4.5%
     Long-term rate of
       return on plan
       assets               9.0%      9.0%      9.0%        9.0%

Pension and other postretirement plans included the following net credits and costs components:
                                                    Other
                         Pension Plans      Postretirement Plans
(in millions)         1998   1997   1996    1998    1997   1996
                      ----   ----   ----    ----    ----   ----
Service cost        $ 15.1  $13.4  $11.4   $ 2.4   $ 2.4  $ 2.3
Interest cost         36.6   32.7   28.8    10.3    10.6    9.8
Expected return on
  plan assets        (66.5) (52.9) (46.5)   (4.1)   (3.1)  (2.3)
Amortization of
  transition asset    (2.9)  (2.9)  (2.9)      -       -      -
Amortization of prior
  service cost         2.4    2.4     .5     (.6)     .2     .1
Amortization of net
  (gain) loss         (6.4)  (1.8)    .2    (1.5)   (1.4)  (1.7)
                    ------- ------ ------  ------  ------ ------
Plans(credit) cost  $(21.7) $(9.1) $(8.5)  $ 6.5   $ 8.7   $8.2
                    ======= ====== ======  ======  ====== ======
Pension Plans

Carpenter has several underfunded plans. As of June 30, 1998 and 1997, the projected benefit obligation of the underfunded plans was $15.3 and $14.5 million, the total fair value of assets was $2.0 million and $2.4 million, and the accumulated benefit obligation was $12.6 million and $11.6 million, respectively.

During fiscal 1997 Carpenter established a separate account within a pension plan to fund certain postretirement medical benefits paid in fiscal 1998 and 1997. As a result, all active employees in this plan became fully vested in their accrued pension benefits.

Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $6.8 million in fiscal 1998, $5.3 million in fiscal 1997 and $4.8 million in fiscal 1996. There were 1,427,110 common shares reserved for issuance under the savings plans at June 30, 1998.

     Other Postretirement Plans

     The postretirement benefit plans consist of health care and life insurance plans. Carpenter pays claims incurred currently for most retired employees and contributes discretionary amounts, not to exceed the amount deductible for tax purposes, into a Voluntary Employee Trust Fund
     (VEBA). Plan assets are invested in trust-owned life insurance.

     The assumed health care cost trend rate at June 30, 1998 and 1997 was 7% and 8% respectively, and will decrease to 6% in fiscal 1999 and thereafter.

     The health-care cost trend rate has a significant effect on the amounts reported. If the assumed health-care cost trend rate was increased by 1 percent, the projected benefit obligation at June 30, 1998 would have increased by $16.8 million and the postretirement benefit expense for fiscal 1998 would have increased by $1.4 million. If the assumed health-care cost trend rate was decreased by 1 percent, the projected benefit obligation at June 30, 1998 would have decreased by $14.3 million and the postretirement benefit expense for fiscal 1998 would have decreased by $1.2 million.

13.  Employee Stock Ownership Plan

     Carpenter has a leveraged employee stock ownership plan ("ESOP") to assist a majority of its employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock at $65,000 per share to the ESOP in exchange for a $30.0 million 15-year 9.345% note which is included in the shareholders' equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

     Principal and interest obligations on the note are satisfied by the ESOP as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees' accounts within the ESOP.
     Carpenter contributed $1.4 million in fiscal 1998 and $1.3 million in fiscal 1997 and 1996 to the ESOP. Compensation expense related to the plan was $1.8 million in fiscal 1998, $1.9 million in fiscal 1997 and $2.0 million in fiscal 1996.

     As of June 30, 1998, the ESOP held 444.1 shares of the convertible preferred stock, consisting of 164.3 allocated shares and 276.8 unallocated shares. Each preferred share is convertible into 2,000 shares of common stock. There are 882,294 common shares reserved for issuance under the ESOP at June 30, 1998. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. The stock is redeemable at Carpenter's option at $67,600 per share, declining to $65,000 per share by 2001.

14.  Supplemental Data

     (in millions)                  1998      1997      1996
                                   ------    ------    ------
     Research and development
       costs                       $14.6     $13.0     $13.8
     Repairs and maintenance
       costs                       $63.7     $58.3     $53.4

15.  Income Taxes

     Provisions for income taxes consisted of the following:

     (in millions)                  1998      1997      1996
                                   ------    ------    ------
     Current:
      Federal                      $32.0     $25.9     $28.1
      State                          3.1       2.4       2.0
      Foreign                        3.2       2.5        .4
     Deferred:
      Federal                        9.6       4.9       3.6
      State                          4.1       1.8       (.2)
      Foreign                         .9        .4       1.2
                                   ------    ------    ------
                                   $52.9     $37.9     $35.1
                                   ======    ======    ======

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

     (% of pre-tax income)          1998      1997      1996
                                   ------    ------    ------
     Federal tax rate               35.0%     35.0%     35.0%
     Increase (decrease) in
      taxes resulting from:
       State income taxes,
        net of federal tax
        benefit                      2.7       2.8       2.0
       Goodwill amortization         1.3       0.7       0.4
       Federal and state tax
        rate changes                   -       0.3      (0.5)
       Other, net                   ( .3)     (0.1)     (0.1)
                                   ------    ------    ------
     Effective tax rate             38.7%     38.7%     36.8%
                                   ======    ======    ======

     Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 1998 and 1997:

     (in millions)                             1998      1997
                                             -------   -------
     Deferred tax liabilities:
      Depreciation and amortization          $148.5    $124.4
      Prepaid pensions                         49.8      34.1
      Net assets held for sale                 20.3         -
      Intangible assets                        13.6      11.5
      Inventories                              12.1      10.2
      Other                                     8.1      11.3
                                             -------   -------
        Total deferred tax liabilities        252.4     191.5
                                             -------   -------
     Deferred tax assets:
      Postretirement provisions                53.6      53.8
      Other reserve provisions                 32.0      22.2
      Valuation allowance                       (.9)      (.9)
                                             -------    ------
        Total deferred tax assets              84.7      75.1
                                             -------   -------
     Net deferred tax liability              $167.7    $116.4
                                             =======   =======

16.  Commitments and Contingencies

     Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the years ended June 30, 1998 and 1997, $8.1 million and $5.9 million, respectively, were charged to operations for environmental remediation costs (no expense was recognized in fiscal 1996). The liability recorded for environmental cleanup costs remaining at June 30, 1998 and 1997, was $10.0 million and $11.2 million, respectively. The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and superfund sites is between $10.0 million and $14.0 million.

     During fiscal years 1998 and 1997, Carpenter entered into partial settlements of litigation relating to insurance coverages for certain superfund sites and recognized income before income taxes of $4.6 million and $3.0 million, respectively. During fiscal 1998, about $9.4 million of cash was received under these settlements for the superfund sites. The remaining discounted amounts receivable for recoveries from these settlements at June 30, 1998 and 1997, were $2.2 million and $7.0 million, respectively.

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

     Other

     Carpenter is also defending various claims and legal actions, and is subject to commitments and contingencies which are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on Carpenter's financial position or results of operations and cash flows.

17.  Operations by Geographic Area

     Carpenter's sales outside the United States were made in the following geographic areas:

     (in millions)             1998      1997      1996
                               ----      ----      ----
     Europe                   $ 91.7    $ 51.4    $ 37.2
     Mexico                     45.6      34.7      26.6
     Canada                     17.4      14.1      13.6
     Asia Pacific               11.8       8.8       9.3
     Other                      13.1       8.8       9.8
                              ------    ------    ------

                              $179.6    $117.8    $ 96.5
                              ======    ======    ======

     Direct export sales, included above, from the United States to customers were $59.4 million, $36.0 million and $36.1 million for fiscal years 1998, 1997 and 1996, respectively. These amounts exclude export sales to Carpenter's foreign subsidiaries.

     Identifiable assets of foreign subsidiaries were $77.8 million in fiscal 1998, $50.5 million in fiscal 1997, and $36.9 million in fiscal 1996.

     Operating income of foreign subsidiaries was $8.3 million in fiscal 1998, $7.6 million in fiscal 1997, and $7.3 million in fiscal 1996.

18.  Subsequent Event

     On August 6, 1998, Carpenter's Board of Directors approved a stock repurchase program for up to 1.2 million or 5 percent, of the outstanding shares of Carpenter's common stock. The shares may be purchased over time and held as treasury shares. As of June 30, 1998, Carpenter had 22.8 million common shares outstanding.

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


(dollars and shares
in millions -              First    Second     Third    Fourth
except per share amounts) Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------

Results of Operations
 Fiscal 1998
  Net sales              $ 249.5   $ 280.0   $ 329.0   $ 318.2
  Gross profits          $  70.1   $  77.1   $  87.8   $  92.4
  Net income             $  17.1   $  18.7   $  22.1   $  26.1
 Fiscal 1997
  Net sales              $ 194.7   $ 208.7   $ 250.9   $ 284.7
  Gross profits          $  46.4   $  56.6   $  61.9   $  76.2
  Net income             $   8.1   $  13.6   $  15.5   $  22.8
----------------------------------------------------------------

Earnings Per Common Share(a)
 Fiscal 1998
  Basic earnings         $  .86    $  .93    $ 1.07    $ 1.13
  Diluted earnings       $  .82    $  .89    $ 1.02    $ 1.08
 Fiscal 1997
  Basic earnings         $  .46    $  .80    $  .86    $ 1.15
  Diluted earnings       $  .45    $  .75    $  .84    $ 1.10
----------------------------------------------------------------

Weighted Average Common
 Shares Outstanding (a)
 Fiscal 1998
  Basic                    19.5      19.6      20.3      22.8
  Diluted                  20.7      20.7      21.5      24.0
 Fiscal 1997
  Basic                    16.6      16.6      17.6      19.5
  Diluted                  17.6      17.7      18.7      20.6
----------------------------------------------------------------



(a)  Carpenter adopted Statement of Financial Accounting
     Standards No. 128 in December 1997. Earnings per share and share data for all periods prior to that date have been restated.

Item 9.   Disagreements on Accounting and Financial Disclosure

          Not Applicable

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required as to directors is incorporated herein by reference to the 1998 definitive Proxy Statement under the caption "Election of Directors."

     Information concerning Carpenter's executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the 1998 definitive Proxy Statement under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required by this item is incorporated herein by reference to the 1998 definitive Proxy Statement under the captions "Ownership of Common Stock by Certain Beneficial Owners" and "Security Ownership of Directors and Officers."

Item 13.  Certain Relationships and Related Transactions

     Not applicable

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Documents Filed as Part of this Report:

     (1) The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. Financial Statements):

          Report of Independent Accountants on Financial
                Statement Schedule
          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.


               Report of Independent Accountants on
                   Financial Statement Schedule


To the Board of Directors of
  Carpenter Technology Corporation:

     Our audits of the consolidated financial statements referred to in our report dated July 27, 1998, except as to the information presented in Note 18 for which the date is August 6, 1998, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



s/PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 27, 1998, except as to the
information presented in
Note 18 for which the date is
August 6, 1998

      (2) The following documents are filed as exhibits:

           2.  Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession
           3. Articles of Incorporation and By-Laws of the Company
           4.  Instruments Defining the Rights of Security
               Holders, Including Indentures
          10.  Material Contracts
          12.  Computation of Ratios of Earnings to Fixed Charges
          23.  Consent of Independent Accountants
          24.  Powers of Attorney
          27.  Financial Data Schedule
          99.  Additional Exhibits

          (b)  Reports on Form 8-K:

          A Current Report on Form 8-K, dated March 31, 1998, was filed on behalf of Carpenter on April 15, 1998. The
          Report covered Item 5, Other Events. No financial statements were filed with this Report.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARPENTER TECHNOLOGY CORPORATION


                           By s/G. Walton Cottrell
                              ------------------------------
                              G. Walton Cottrell
                              Sr. Vice President - Finance &
                               Chief Financial Officer

Date:  September 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


s/Robert W. Cardy      Chairman, President &   September 25, 1998
---------------------
Robert W. Cardy        Chief Executive Officer
                       and Director (Principal
                       Executive Officer)


s/G. Walton Cottrell   Sr. Vice President -    September 25, 1998
---------------------
G. Walton Cottrell     Finance & Chief
                       Financial Officer


s/Edward B. Bruno      Vice President and     September 25, 1998
---------------------
Edward B. Bruno        Corporate Controller
                       (Principal Accounting
                       Officer)

                             Director
---------------------
Marcus C. Bennett


          *                  Director          September 25, 1998
---------------------
William S. Dietrich II


                             Director
---------------------
C. McCollister Evarts, M.D.


          *                  Director          September 25, 1998
---------------------
J. Michael Fitzpatrick


          *                  Director          September 25, 1998
---------------------
William J. Hudson, Jr.

          *                  Director          September 25, 1998
---------------------
Edward W. Kay


                             Director
---------------------
Robert J. Lawless


          *                  Director          September 25, 1998
---------------------
Marlin Miller, Jr.


                             Director
---------------------
Robert N. Pokelwaldt


          *                  Director          September 25, 1998
---------------------
Peter C. Rossin


          *                  Director          September 25, 1998
---------------------
Kathryn C. Turner


                             Director
---------------------
Kenneth L. Wolfe


Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: William S. Dietrich II,
J. Michael Fitzpatrick, William J. Hudson, Jr., Edward W. Kay, Marlin Miller, Jr., Peter C. Rossin, and Kathryn C. Turner are being filed with the Securities and Exchange Commission.



                           *By s/John R. Welty
                               -------------------------------
                               John R. Welty
                               Attorney-in-fact

        CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

          SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                          (in millions)



Column A        Column B      Column C             Column D       Column E
--------        --------  ------------------       --------       ---------
                              Additions
                Balance   ------------------
                at Beg-   Charged   Charged                       Balance
                inning    to        to                            at End
                of        Costs &   Other          Deduc-         of
Description     Period    Expenses  Accounts(1)    tions(2)       Period
-----------     --------  --------  --------       -----          ------
Year ended
  June 30, 1998:

  Allowance for
   doubtful
   accounts
   receivable     $ 1.4    $ 0.7     $ 0.4         $(0.6)         $ 1.9
                  =====    =====     =====         ======         =====
Year ended
  June 30, 1997:

  Allowance for
   doubtful
   accounts
   receivable     $ 1.2    $ 0.3     $ 0.5         $(0.6)         $ 1.4
                  =====    =====     =====         ======         =====
Year ended
  June 30, 1996:

  Allowance for
   doubtful
   accounts
   receivable     $ 1.0    $ 0.4     $ 0.5         $(0.7)         $ 1.2
                  =====    =====     =====         ======         =====



 (1) Includes beginning balances of acquired businesses and recoveries of accounts previously written off, net of collection expenses.

 (2)  Doubtful accounts written off.