Form 10-Q
period 1998-09-30
CARPENTER TECHNOLOGY CORP
filed 1998-11-13
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

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
                                                Yes  X     No
                                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1998.

Common stock, $5 par value                   21,918,272
        Class                        Number of shares outstanding

The Exhibit Index appears on page E-1.

                 CARPENTER TECHNOLOGY CORPORATION


                            FORM 10-Q


                              INDEX




                                                           Page
                                                           ----
Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet September 30, 1998 (Unaudited)
    and June 30, 1998..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three Months Ended September 30, 1998 and 1997........   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Three Months Ended September 30, 1998 and 1997........   6

  Consolidated Statement of Comprehensive Income
    (Unaudited) for the Three Months Ended
    September 30, 1998 and 1997...........................   7

  Notes to Consolidated Financial Statements..............  8-12

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................  13-15

  Forward-looking Statements..............................  16


Part II  OTHER INFORMATION................................  17-19

Exhibit Index.............................................  E-1

PART I
                 CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 1 of 2)
               September 30, 1998 and June 30, 1998
                 (in millions, except share data)




                                       September 30    June 30
                                           1998          1998
                                       ------------    --------
                                        (Unaudited)

ASSETS
------
Current assets:

  Cash and cash equivalents             $   12.2       $   52.4

  Accounts receivable, net                 147.0          177.0

  Inventories                              290.4          267.1

  Net assets held for sale                 110.5          130.2

  Other current assets                      19.3           18.8
                                        --------       --------
    Total current assets                   579.4          645.5




Property, plant and equipment,
  at cost                                1,154.8        1,104.8

Less accumulated depreciation
  and amortization                         473.4          460.7
                                        --------       --------
                                           681.4          644.1


Prepaid pension cost                       146.8          138.0

Goodwill, net                              169.6          171.8

Other assets                                96.3           99.5
                                        --------       --------


Total assets                            $1,673.5       $1,698.9
                                        ========       ========





   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 2 of 2)
               September 30, 1998 and June 30, 1998
                 (in millions, except share data)

                                        September 30   June 30
LIABILITIES                                  1998        1998
-----------                             ------------   --------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $  132.2       $  119.8
  Accounts payable                          80.0           80.5
  Accrued compensation                      20.4           35.0
  Accrued income taxes                       8.0              -
  Deferred income taxes                     19.3           24.8
  Other accrued liabilities                 44.9           52.7
  Current portion of long-term debt         51.0           36.3
                                        --------       --------
    Total current liabilities              355.8          349.1

Long-term debt, net of current portion     355.7          370.7
Accrued postretirement benefits            132.6          132.8
Deferred income taxes                      144.3          142.9
Other liabilities                           43.5           43.9

SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 438.6 shares at
 September 30, 1998 and 441.1 shares
 at June 30, 1998                           27.7           27.8

Common stock at $5 par value -
 authorized 50,000,000 shares at
 September 30, 1998 and June 30, 1998;
 issued 23,020,631 shares at
 September 30, 1998 and 22,995,036
 shares at June 30, 1998                   115.2          115.0

Capital in excess of par value -
  common stock                             190.8          190.0

Reinvested earnings                        363.4          359.1

Common stock in treasury, at cost -
 794,587 shares at September 30, 1998
 and 147,920 shares at June 30, 1998       (27.1)          (3.4)

Deferred compensation                      (17.2)         (17.8)
Foreign currency translation
  adjustments                              (11.2)         (11.2)
                                        --------       --------
  Total shareholders' equity               641.6          659.5

                                        --------       --------

Total liabilities and
  shareholders' equity                  $1,673.5       $1,698.9
                                        =========      ========

  See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)
      for the three months ended September 30, 1998 and 1997
               (in millions, except per share data)




                                     1998      1997
                                     ----      ----

Net sales                          $250.3    $249.5
                                   ------    ------
Costs and expenses:

  Cost of sales                     183.6     179.4

  Selling and
    administrative
    expenses                         40.1      36.2

  Interest expense                    6.5       5.9

  Other expense, net                   .5        .1
                                   ------    ------
                                    230.7     221.6
                                   ------    ------
Income before income
  taxes                              19.6      27.9

Income taxes                          7.4      10.8
                                   ------    ------
Net income                         $ 12.2    $ 17.1
                                   ======    ======

Earnings per common share:

  Basic                            $  .52    $  .86
                                   ======    ======
  Diluted                          $  .51    $  .82
                                   ======    ======
Weighted average common
 shares outstanding:

  Basic                              22.7      19.5
                                   ======    ======
  Diluted                            23.7      20.7
                                   ======    ======
Dividends per common
  share                            $  .33    $  .33
                                   ======    ======




   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
      for the three months ended September 30, 1998 and 1997
                          (in millions)


                                                  1998         1997
                                                  ----         ----
OPERATIONS
Net income                                      $ 12.2       $ 17.1
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                 15.7         12.8
    Deferred income taxes                        ( 4.1)         1.4
    Prepaid pension costs                        ( 8.8)        (5.5)
    Loss on disposal of assets                       .1           .4
Changes in working capital and other,
  net of acquisitions:
    Receivables                                   30.0         17.0
    Inventories                                  (23.3)       (21.5)
    Accounts payable                              ( .5)       (  .5)
    Accrued current liabilities                  (14.4)       (10.2)
    Other, net                                     1.9         (7.9)
                                                ------       ------
Net cash provided from operations                  8.8          3.1
                                                ------       ------
INVESTING ACTIVITIES
    Purchases of plant and equipment             (50.2)       (22.3)
    Proceeds from disposals of plant
     and equipment                                   -           .2
    Proceeds from net assets held for
     sale                                         19.7            -
    Acquisitions of businesses, net
      of cash received                               -        (18.1)
                                                ------       ------
Net cash used for investing activities           (30.5)       (40.2)
                                                ------       ------

FINANCING ACTIVITIES
    Net change in short-term debt                 12.4         ( .3)
    Proceeds from issuance of long-term debt         -         40.0
    Payments on long-term debt                     (.3)        ( .1)
    Payments to acquire treasury stock           (23.7)           -
    Dividends paid                               ( 7.9)       ( 6.8)
    Proceeds from issuance of common stock         1.0          1.3
                                                ------       ------
Net cash provided from (used for)
  financing activities                           (18.5)        34.1
                                                ------       ------
DECREASE IN CASH AND CASH EQUIVALENTS            (40.2)        (3.0)
Cash and cash equivalents at
  beginning of period                             52.4         18.6
                                                ------       ------
Cash and cash equivalents at
  end of period                                 $ 12.2       $ 15.6
                                                ======       ======


        See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (Unaudited)
      for the three months ended September 30, 1998 and 1997
                          (in millions)


                                                    1998         1997
                                                    ----         ----

Net income                                        $ 12.2       $ 17.1

Foreign currency translation, net of tax               -          (.4)
                                                  ------       ------

Comprehensive income                              $ 12.2       $ 16.7
                                                  ======       ======








































     See accompanying notes to consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------

 1. Basis of Presentation
    ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The June 30, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Carpenter's 1998 Annual Report on Form 10-K.

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

 2. Earnings Per Common Share
    -------------------------
         In December 1997, Carpenter adopted SFAS No. 128,
    "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

     ------------------------------------------

 2. Earnings Per Common Share, continued
    -------------------------
    The calculations of earnings per share are as follows:

    (in millions, except                Three Months
     per share data)                        1998
                                     -------------------
                                      Basic      Diluted
                                     -------     -------
    Net income                       $ 12.2       $ 12.2
    Dividends accrued on
     convertible preferred
     stock, net of tax
     benefits                           (.4)           -
    Assumed shortfall
     between common and
     preferred dividend                   -          (.2)
                                     ------       ------
    Earnings available for
     common shareholders             $ 11.8       $ 12.0
                                     ======       ======

    Weighted average
     number of common
     shares outstanding                22.7         22.7
    Assumed conversion
     of preferred shares                  -           .9
    Effect of shares
     issuable under
     stock option plans                   -           .1
                                     ------       ------
    Adjusted weighted average
     common shares                     22.7         23.7
                                     ======       ======

    Earnings per share               $ 0.52       $ 0.51
                                     ======       ======


                                        Three Months
                                            1997
                                     -------------------
                                      Basic      Diluted
                                     -------     -------
    Net income                       $ 17.1       $ 17.1
    Dividends accrued on
     convertible preferred
     stock, net of tax
     benefits                           (.4)           -
    Assumed shortfall
     between common and
     preferred dividend                   -          (.2)
                                     ------       ------
    Earnings available for
     common shareholders             $ 16.7       $ 16.9
                                     ======       ======
    Weighted average
     number of common
     shares outstanding                19.5         19.5
    Assumed conversion
     of preferred shares                  -           .9
    Effect of shares
     issuable under
     stock option plans                   -           .3
                                     ------       ------
    Adjusted weighted average
     common shares                     19.5         20.7
                                     ======       ======

    Earnings per share               $ 0.86       $ 0.82
                                     ======       ======

      ------------------------------------------

 3. Inventories
    -----------
                                     September 30     June 30
                                         1998           1998
                                     ------------     -------
                                           (in millions)
    Finished and purchased products     $179.6        $169.1
    Work in process                      185.2         183.3
    Raw materials and supplies            56.5          46.2
                                        ------        ------
    Total at current cost                421.3         398.6
    Excess of current cost
      over LIFO values                   130.9         131.5
                                        ------        ------

    Inventory per Balance Sheet         $290.4        $267.1
                                        ======        ======

         The current cost of LIFO-valued inventories was $373.5 million at September 30, 1998 and $352.2 million at June 30,
    1998.

 4. Common Stock Repurchase Program
    -------------------------------
         On August 6, 1998, Carpenter rescinded the 1989 stock repurchase program and approved a new stock repurchase program for up to 1.2 million, or 5 percent, of the outstanding shares of Carpenter's common stock. The shares may be purchased over time and held as treasury shares. As of September 30, 1998, Carpenter had repurchased .6 million shares under this program at a total cost of $23.3 million. In addition, treasury shares purchased increased by $.4 million as a result of employee benefit plans.

 5. Authorized Shares of Common Stock
    ---------------------------------
         On October 26, 1998, the stockholders of Carpenter voted to approve an amendment to Carpenter's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million to 100 million shares.

 6. Net Assets Held for Sale
    ------------------------
         Carpenter intends to sell the businesses in the government products and services and industrial products segments of Talley Industries, Inc. ("Talley"). The sales are expected to be completed by December 1998. The expected net proceeds of these sales and the cash flows of these businesses until they are sold less an allocation of interest expense for the holding period were allocated to net assets held for sale in the allocation of the Talley purchase price. Any difference between the actual and expected amounts will result in an adjustment of goodwill unless there is a difference caused by a post-acquisition event.

     ------------------------------------------

 6. Net Assets Held for Sale, continued
    ------------------------
    Activity from June 30, 1998 to September 30, 1998 in the net assets held for sale follows:

         (in millions)

         Balance June 30, 1998                $130.2
         Net cash funded by Carpenter            5.1
         Interest allocated                      2.3
         Proceeds from sales of businesses     (27.1)
                                              ------
         Balance September 30, 1998           $110.5
                                              ======

 7. Commitments and Contingencies - Environmental
    ---------------------------------------------
         Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three months ended September 30, 1998, no amounts were charged to operations for environmental remediation costs. The liability recorded for environmental remediation costs remaining at September 30, 1998 was $10 million. The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and superfund sites is between $10 million and $14 million.

         During the first quarter of fiscal 1999, approximately $1.5 million of cash was received under settlements of litigation relating to insurance coverages for certain superfund sites, leaving the remaining discounted receivable for recoveries from these settlements at September 30, 1998 at approximately $.7 million.

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

     ------------------------------------------

 8. Accounting Pronouncements
    -------------------------
         The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will be effective beginning in the fourth quarter of Carpenter's fiscal year 1999. SFAS No. 131 establishes standards for methods by which public business enterprises report information about operating segments in annual financial statements and requires them to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Carpenter has not determined the full impact of this standard on its future financial disclosures.

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for Carpenter's fiscal year 2000. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or comprehensive income. Carpenter anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on Carpenter's future results of operations or financial position.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

    Net income for the quarter ended September 30, 1998 was $12.2 million, a 29% decrease compared to $17.1 million for the same quarter last year. Diluted earnings per share were $.51 for the quarter compared to $.82 per share for the prior year quarter. The decrease was primarily attributable to lower unit sales volume and reduced operating levels for the core Specialty Alloys and Dynamet operations. The diluted earnings per share decrease was also attributable to the increase in common shares outstanding as a result of the December 1997 acquisition of Talley Industries, Inc.

    Net sales were $250.3 million, a slight increase from $249.5 million in the same period last year. Excluding the sales of businesses acquired since last year's first quarter, sales decreased 31%, primarily as a result of a 14% decrease in core Specialty Alloys unit volume and a 17% decrease in Dynamet sales. The lower sales were a result of the strike against General Motors, excess inventory in the aerospace industry supply chain, softness in some industrial markets, and reduced drilling activity in the oil exploration markets.

    Sales outside of the United States increased by 9% to $39.9 million, of which $11.3 million was exported by domestic operations.

    Cost of sales as a percent of net sales increased to 73% from 72% during last year's first quarter primarily because of lower production levels in the core Specialty Alloys and Dynamet operations. The favorable effects of lower raw material and environmental remediation costs and increased pension credits partially offset these negative items.

    Selling and administrative costs were higher by $3.9 million primarily due to the inclusion of costs of newly-acquired companies.

    Interest expense was higher by $.7 million chiefly due to the increased debt level required to finance the business acquisitions made during the prior fiscal year.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Cash Flow and Financial Condition:
---------------------------------
    During the three months ended September 30, 1998, Carpenter's cash and cash equivalents decreased by $40.2 million, as shown in the Consolidated Statement of Cash Flows.

    Net cash provided from operating activities for the September 30, 1998 quarter was $8.8 million. Accounts receivable and current liabilities decreased due to normal seasonal trends.
Inventories increased by $23.3 million primarily due to lower than expected sales.

    Investing activities consumed $30.5 million in cash during the first three months of fiscal 1999. Capital expenditures remained at planned levels as Carpenter continues its capital expenditure program to invest for future business requirements, including manufacturing capacity. As of September 30, 1998, the total approved capital improvement projects in excess of $1 million was approximately $259 million of which approximately $96 million has been spent. These projects are to upgrade and increase production capabilities, reduce costs of production, increase the throughput and quality of existing facilities, and make environmental improvements. The major projects include modernization of the strip finishing facility ($87 million), a new 4500 ton forging press ($42 million), four new vacuum arc remelt furnaces ($22 million), and bar finishing equipment ($22 million). On October 26, 1998, the Board approved $114 million of additional capital projects. These projects are to modernize the melting facilities ($70 million), and expand manufacturing capacity at the Talley Metals plant in Hartsville, SC ($44 million). Total capital expenditures anticipated for fiscal 1999 are approximately $170 million of which $50.2 million was spent as of September 30, 1998. For fiscal years 2000, 2001 and 2002, Carpenter anticipates capital expenditures of approximately $190 million, $115 million, and $90 million, respectively.

    The sales of businesses formerly owned by Talley (net assets held for sale) provided $19.7 million of cash before taxes. As of September 30, 1998, the remaining net cash expected to be received on the disposition of these businesses was $110.5 million before income taxes and is shown as net assets held for sale in the consolidated balance sheet. These cash proceeds are expected to be received by December 1998 and will be used to repay short-term debt. Details are included in the notes to the consolidated financial statements.

    Financing activities included cash payments of $23.7 million for the purchase of Carpenter common stock under the stock repurchase program, which is discussed in the notes to the consolidated financial statements.

    Total debt increased by $12.1 million since June 30, 1998 to a level of $538.9 million or 40.1% of total capital employed, including deferred taxes. Current year borrowings were in the form of short-term debt.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Cash Flow and Financial Condition: continued
---------------------------------
    At September 30, 1998, Carpenter was in a sound liquidity position, with current assets exceeding current liabilities by $223.6 million (a ratio of 1.6 to 1). This favorable ratio is conservatively stated because certain inventories are valued $130.9 million less than the current cost as a result of using the LIFO method.

    Carpenter believes that its present financial resources, both from internal and external resources, including the anticipated proceeds from the sales of the remaining Talley segments, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Year 2000 Issues:
----------------
    Carpenter, its suppliers and customers are heavily reliant upon computer systems for many aspects of their businesses. The calendar year 2000 will make many current computerized systems ineffective and will require corrections or replacements before January 1, 2000. This situation ("Year 2000 Issues") could have a material adverse effect upon Carpenter if not adequately remedied by Carpenter, its suppliers and customers on a timely basis.

    Reference Carpenter's June 30, 1998 Form 10-K for details on its status regarding Year 2000 Issues. The costs charged to income and estimated future costs to remediate Carpenter's Year 2000 Issues have not changed significantly since June 30, 1998. Carpenter believes that its internal systems will be Year 2000 compliant in all material respects by December 1999.

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

    Item 4.  Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------
    a.,

    b. On October 26, 1998, at the 1998 Annual Meeting, stockholders of Carpenter elected the following
         Directors to a three-year term which will expire at the 2001 Annual Meeting of Stockholders: Robert W. Cardy,
         Robert J. Lawless, Robert N. Pokelwaldt and
         Kathryn C. Turner. Voting for these Directors was as follows:

                        For       Against/     Abstention/Broker
                                   Withheld     Non-Vote
  Robert W. Cardy      20,988,291   176,549           N/A
  Robert J. Lawless    20,991,016   173,824           N/A
  Robert N. Pokelwaldt 20,904,316   260,524           N/A
  Kathryn C. Turner    20,991,635   173,205           N/A

         The following are the other Directors whose term continued following the 1998 Annual Meeting:
         Marcus C. Bennett, William S. Dietrich II,
         J. Michael Fitzpatrick, Dr. C. McCollister Evarts,
         William J. Hudson, Marlin Miller, Jr., Peter C. Rossin and Kenneth L. Wolfe.

    c. Stockholders also approved the appointment of PricewaterhouseCoopers as independent public accountants for Carpenter for fiscal 1999 and adopted an amendment to the Company's Restated Certificate of Incorporation which increased the number of authorized shares of Common Stock from 50,000,000 to 100,000,000. The voting on these matters was as follows:

                           For       Against/  Abstention/Broker
                                      Withheld  Non-Vote

Appointment of
PricewaterhouseCoopers    21,013,299     80,877        N/A

Amendment to Restated
Certificate of
Incorporation             19,313,567  1,736,512  Abstentions - 114,761
                                                 Non-Votes   - 0

    Item 6.  Exhibits and Reports on Form 8-K.
    -----------------------------------------
    a.  The following documents are filed as exhibits:

         3. Restated Certificate of Incorporation, as amended by vote of stockholders on October 26, 1998.

         27.    Financial Data Schedule

    b. The Company filed the following Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this Report:

         Reports on Form 8-K:

         A Current Report on Form 8-K, dated August 6, 1998, was filed on behalf of Carpenter on August 21, 1998. The Form 8-K was filed to report the common stock repurchase program, and covered Item 5, Other Events. No financial statements were filed with this Report.

    Items 2, 3, and 5 are omitted as the answer is negative or the items are not applicable.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CARPENTER TECHNOLOGY CORPORATION
                                           (Registrant)


Date:  November 13, 1998           s/G. Walton Cottrell
      -------------------       --------------------------------
                                   G. Walton Cottrell
                                   Sr. Vice President - Finance
                                     and Chief Financial Officer