Form 10-Q
period 1998-12-31
CARPENTER TECHNOLOGY CORP
filed 1999-02-11
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to

Commission File Number 1-5828


                 CARPENTER TECHNOLOGY CORPORATION
      (Exact name of Registrant as specified in its Charter)


                Delaware                        23-0458500
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)


1047 N. Park Road, Wyomissing, Pennsylvania     19610-1339
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
                                                Yes  X     No
                                                    ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1999.


Common stock, $5 par value                   21,923,185
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                 CARPENTER TECHNOLOGY CORPORATION


                            FORM 10-Q


                              INDEX




                                                           Page
                                                           ----
Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet December 31, 1998 (Unaudited)
    and June 30, 1998..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Six Months Ended December 31, 1998 and 1997.   5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Six Months Ended December 31, 1998 and 1997...........   6

  Consolidated Statement of Comprehensive Income
    (Unaudited) for the Three and Six Months Ended
    December 31, 1998 and 1997............................   7

  Notes to Consolidated Financial Statements (Unaudited).. 8 - 12

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................13 - 16

  Forward-looking Statements..............................  17


Part II  OTHER INFORMATION................................18 - 19

Exhibit Index.............................................  E-1

PART I
------           CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 1 of 2)
               December 31, 1998 and June 30, 1998
                 (in millions, except share data)




                                        December 31    June 30
                                            1998         1998
                                         ---------     --------
                                        (Unaudited)
ASSETS
------
Current assets:

  Cash and cash equivalents             $    8.4       $   52.4

  Accounts receivable, net                 139.4          177.0

  Inventories                              295.6          267.1

  Net assets held for sale                  22.6          130.2

  Other current assets                      18.9           18.8
                                        --------       --------
    Total current assets                   484.9          645.5




Property, plant and equipment,
  at cost                                1,196.3        1,104.8

Less accumulated depreciation
  and amortization                         483.9          460.7
                                        --------       --------
                                           712.4          644.1


Prepaid pension cost                       145.5          138.0

Goodwill, net                              182.6          171.8

Other assets                                98.6           99.5
                                        --------       --------


Total assets                            $1,624.0       $1,698.9
                                        ========       ========





   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                December 31, 1998 and June 30, 1998
                 (in millions, except share data)

                                        December 31    June 30
LIABILITIES                                 1998         1998
-----------                              ---------     --------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $  147.5       $  119.8
  Accounts payable                          72.4           80.5
  Accrued compensation                      16.4           35.0
  Accrued income taxes                      12.0             -
  Deferred income taxes                      2.9           24.8
  Other accrued liabilities                 46.8           52.7
  Current portion of long-term debt         15.6           36.3
                                        --------       --------
    Total current liabilities              313.6          349.1
Long-term debt, net of current portion     355.5          370.7
Accrued postretirement benefits            132.2          132.8
Deferred income taxes                      140.0          142.9
Other liabilities                           47.1           43.9

SHAREHOLDERS' EQUITY
--------------------
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 436.9 shares at
 December 31, 1998 and 441.1 shares
 at June 30, 1998                           27.6           27.8

Common stock at $5 par value -
 authorized 100,000,000 shares; issued
 23,025,016 shares at December 31, 1998
 and 22,995,036 shares at June 30,
 1998                                      115.1          115.0

Capital in excess of par value -
  common stock                             191.1          190.0

Reinvested earnings                        368.0          359.1

Common stock in treasury, at cost -
 1,103,487 shares at December 31, 1998
 and 147,920 shares at June 30, 1998       (38.3)          (3.4)

Deferred compensation                      (16.7)         (17.8)
Foreign currency translation
  adjustments                              (11.2)         (11.2)
                                        --------       --------
  Total shareholders' equity               635.6          659.5
                                        ________       ________
Total liabilities and
  shareholders' equity                  $1,624.0       $1,698.9
                                        ========       ========
  See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)
  for the three and six months ended December 31, 1998 and 1997
               (in millions, except per share data)



                            Three Months         Six Months
                         ------------------  ------------------
                           1998      1997      1998      1997
                           ----      ----      ----      ----
Net sales                 $248.7    $280.0    $499.0    $529.5
                          ------    ------    ------    ------
Costs and expenses:

  Cost of sales            183.1     202.6     366.7     381.8

  Selling and
    administrative
    expenses                41.0      39.4      81.1      75.9

  Interest expense           7.2       8.2      13.7      14.0

  Other income, net         (2.8)     (1.4)     (2.3)     (1.4)
                          ------    ------    ------    ------
                           228.5     248.8     459.2     470.3
                          ------    ------    ------    ------
Income before income
  taxes                     20.2      31.2      39.8      59.2

Income taxes                 8.0      12.5      15.4      23.4
                          ------    ------    ------    ------
Net income                $ 12.2    $ 18.7    $ 24.4    $ 35.8
                          ======    ======    ======    ======

Earnings per common share:

  Basic                   $  .54    $  .93    $ 1.06    $ 1.79
                          ======    ======    ======    ======
  Diluted                 $  .53    $  .89    $ 1.03    $ 1.71
                          ======    ======    ======    ======
Weighted average common
  shares outstanding
  (diluted)                 22.9      20.7      23.3      20.7
                          ======    ======    ======    ======
Dividends per common
  share                   $  .33    $  .33    $  .66    $  .66
                          ======    ======    ======    ======





   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
       for the six months ended December 31, 1998 and 1997
                          (in millions)
                                                  1998         1997
                                                  ----         ----
OPERATIONS
Net income                                      $ 24.4       $ 35.8
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                 31.9         26.6
    Deferred income taxes                        (14.4)         3.5
    Prepaid pension costs                        (17.8)       (11.1)
    Loss on disposal of assets                      .3           .7
Changes in working capital and other,
  net of acquisitions:
    Receivables                                   39.9         20.5
    Inventories                                  (26.4)       (31.7)
    Accounts payable                             (10.4)        (6.3)
    Accrued current liabilities                  (12.4)       (10.4)
    Other, net                                    (1.0)         (.3)
                                                ------       ------
Net cash provided from operations                 14.1         27.3
                                                ------       ------
INVESTING ACTIVITIES
    Purchases of plant and equipment             (85.5)       (43.9)
    Proceeds from disposals of
     plant and equipment                            .3           .5
    Proceeds from (cash used for)
     net assets held for sale                     95.9         (6.2)
    Acquisitions of businesses, net
      of cash received                           (11.4)      (130.8)
                                                ------       ------
Net cash used for investing activities             (.7)      (180.4)
                                                ------       ------
FINANCING ACTIVITIES
    Net change in short-term debt                 27.7         48.6
    Proceeds from issuance of long-term debt        -         140.0
    Payments on long-term debt                   (35.9)        (9.5)
    Payments to acquire treasury stock           (34.9)          -
    Dividends paid                               (15.5)       (13.6)
    Proceeds from issuance of common stock         1.2          4.0
                                                ------       ------
Net cash provided from (used for) financing
  activities                                     (57.4)       169.5
                                                ------       ------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (44.0)        16.4
Cash and cash equivalents at
  beginning of period                             52.4         18.6
                                                ------       ------
Cash and cash equivalents at end of period      $  8.4       $ 35.0
                                                ======       ======
Supplemental Data:
-----------------
 Non-Cash Investing Activities:
 Treasury stock issued for business acquisition $   -        $  1.0

        See accompanying notes to consolidated financial statements.

                  CARPENTER TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (Unaudited)
  for the three and six months ended December 31, 1998 and 1997
                          (in millions)



                            Three Months         Six Months
                         ------------------  ------------------
                           1998      1997      1998      1997
                           ----      ----      ----      ----
Net income                $ 12.2    $ 18.7    $ 24.4    $ 35.8

Foreign currency
  translation,
  net of tax                  -        (.4)       -        (.8)
                          ------    ------    ------    ------
Comprehensive income      $ 12.2    $ 18.3    $ 24.4    $ 35.0
                          ======    ======    ======    ======
















       See accompanying notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
 1.  Basis of Presentation
     ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The June 30, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Carpenter's 1998 Annual Report on Form 10-K.

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

 2.  Earnings Per Common Share
     -------------------------
          In December 1997, Carpenter adopted SFAS No. 128,
     "Earnings per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

     ------------------------------------------
2.  Earnings Per Common Share, continued
     -------------------------
     The calculations of earnings per share for the periods ending December 31, 1998 and 1997 are as follows:
     (in millions, except per share data)
                                       Three Months        Six Months
                                          1998               1998
                                    ------------------ ------------------
                                      Basic  Diluted     Basic  Diluted
                                      -----  -------     -----  -------
     Net income                      $ 12.2   $ 12.2    $ 24.4   $ 24.4
     Dividends accrued on con-
      vertible preferred stock,
      net of tax benefits               (.3)      -        (.7)      -
     Assumed shortfall between
      common and preferred dividend      -       (.2)       -       (.3)
                                     ------   ------    ------   ------
     Earnings available for
      common shareholders            $ 11.9   $ 12.0    $ 23.7   $ 24.1
                                     ======   ======    ======   ======
     Weighted average number of
      common shares outstanding        22.0     22.0      22.3     22.3
     Assumed conversion of
      preferred shares                   -        .9        -        .9
     Effect of shares issuable
      under stock option plans           -        -         -        .1
                                     ------   ------    ------   ------
     Weighted average common shares    22.0     22.9      22.3     23.3
                                     ======   ======    ======   ======
     Earnings per share              $ 0.54   $ 0.53    $ 1.06   $ 1.03
                                     ======   ======    ======   ======
                                       Three Months        Six Months
                                          1997               1997
                                    ------------------ ------------------
                                      Basic  Diluted     Basic  Diluted
                                      -----  -------     -----  -------
     Net income                      $ 18.7   $ 18.7    $ 35.8   $ 35.8
     Dividends accrued on con-
      vertible preferred stock,
      net of tax benefits               (.4)      -        (.8)      -
     Assumed shortfall between
      common and preferred dividend      -       (.2)       -       (.4)
                                     ------   ------    ------   ------
     Earnings available for
      common shareholders            $ 18.3   $ 18.5    $ 35.0   $ 35.4
                                     ======   ======    ======   ======
     Weighted average number of
      common shares outstanding        19.6     19.6      19.5     19.5
     Assumed conversion of
      preferred shares                   -        .9        -        .9
     Effect of shares issuable
      under stock option plans           -        .2        -        .3
                                     ------   ------    ------   ------
     Weighted average common shares    19.6     20.7      19.5     20.7
                                     ======   ======    ======   ======
     Earnings per share              $ 0.93   $ 0.89    $ 1.79   $ 1.71
                                     ======   ======    ======   ======

      ------------------------------------------

 3.  Inventories
     -----------                        Dec 31    June 30
                                         1998      1998
                                        ------    ------
                                          (in millions)
     Finished and purchased products    $186.0    $169.1
     Work in process                     173.7     183.3
     Raw materials and supplies           67.1      46.2
                                        ------    ------
     Total at current cost               426.8     398.6
     Excess of current cost
       over LIFO values                  131.2     131.5
                                        ------    ------
     Inventory per Balance Sheet        $295.6    $267.1
                                        ======    ======

          The current cost of LIFO-valued inventories was $379.7 million at December 31, 1998 and $352.2 million at June 30, 1998.

 4.  Common Stock Repurchase Program
     -------------------------------
          On August 6, 1998, Carpenter rescinded the 1989 stock repurchase program and approved a new stock repurchase program for up to 1.2 million, or 5 percent, of the outstanding shares of Carpenter's common stock. The shares may be purchased over time and held as treasury shares. As of December 31, 1998, .9 million shares had been repurchased at a total cost of $34.5 million. In addition, treasury shares purchased increased by $.4 million as a result of employee benefit plans.

 5.  Authorized Shares of Common Stock
     ---------------------------------
          On October 26, 1998, the shareholders of Carpenter approved an amendment to Carpenter's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million to 100 million shares.

 6.  Net Assets Held for Sale
     ------------------------
          Carpenter has sold most of the businesses of the government products and services and industrial products segments of Talley Industries, Inc. (Talley) which were acquired in December 1997. The expected pre-tax cash proceeds, net of costs, for the sale of the remaining businesses are recorded in net assets held for sale in the consolidated balance sheet at December 31, 1998. The operating results for all of the businesses in these segments were excluded from Carpenter's consolidated statement of income from the date of acquisition through December 31, 1998. Operating results for the remaining businesses to the dates of their sales and any gain or loss on their sales will be included in Carpenter's consolidated statement of income beginning January 1, 1999. Changes in estimates for net cash proceeds on the sales of all of the businesses, interest costs and operating cash flows until the time of their sale have been recorded as adjustments of

      ------------------------------------------

 6.  Net Assets Held for Sale, continued
     ------------------------
     goodwill through December 31, 1998. No further goodwill adjustments will be made for the Talley acquisition except for pre-acquisition income tax issues, if any.

     A summary of activity from June 30, 1998 to December 31,
     1998 in the net assets held for sale follows:

     (in millions)

     Balance June 30, 1998                   $ 130.2
     Proceeds from sales of businesses        (108.1)
     Net cash funded by Carpenter                9.9
     Interest allocated                          2.3
     Goodwill adjustment                       (11.7)
                                             -------
     Balance December 31, 1998               $  22.6
                                             =======
 7.  Commitments and Contingencies - Environmental
     ---------------------------------------------
          Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three and six months ended December 31, 1998, no amounts were charged to operations for environmental remediation costs. The liability for environmental remediation costs remaining at December 31, 1998 was $10 million. The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and superfund sites is between $10 million and $14 million.

          During the first and second quarters of fiscal 1999, approximately $1.5 million and $.3 million of cash, respectively, were received under settlements of litigation relating to insurance coverages for certain superfund sites, leaving the remaining discounted receivable for recoveries from these settlements at December 31, 1998 at approximately $.4 million.

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

      ------------------------------------------

 8.  Change in Functional Currency
     -----------------------------
          Beginning January 1, 1999, Mexico ceased to be a highly inflationary economy for accounting purposes. As a result, the functional currency will become the Mexican peso instead of the U.S. dollar after December 31, 1998. This change in functional currency is not expected to have a material effect on Carpenter's financial statements or operations.

 9.  Accounting Pronouncements
     -------------------------
          The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will be effective beginning in the fourth quarter of Carpenter's fiscal year 1999. SFAS No. 131 establishes standards for methods by which public business enterprises report information about operating segments in annual financial statements and requires them to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Carpenter has not determined the full impact of this standard on its future financial disclosures.

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

10.  Subsequent Event
     ----------------
          On January 15, 1999, the Bridgeport, Connecticut Port Authority issued a Notice of Condemnation for the taking of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million. The carrying value for the site on Carpenter's books is more than $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with prospective purchasers. Carpenter has begun legal proceedings in Federal court to contest the condemnation, or in the alternative, obtain a fair value for the property. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management the Port Authority's offer is unfair and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Results of Operations - Quarter Ended December 31, 1998 vs.
-----------------------------------------------------------
Quarter Ended December 31, 1997:
-------------------------------
     Net income for the quarter ended December 31, 1998 was $12.2 million, a 35% decrease compared to $18.7 million for the same quarter last year. Diluted earnings per share were $.53 per share for the quarter compared to $.89 per share for the same period a year ago. The decrease was primarily attributable to lower unit sales volume and reduced operating levels for the Specialty Alloys and Dynamet operations. The diluted earnings per share decrease was also attributed to the increase in common shares outstanding as a result of the December 1997 acquisition of Talley Industries, Inc. (Talley).

     Net sales were $248.7 million, a decrease of 11% from $280.0 million in the same period last year. The volume of shipments by Carpenter's Specialty Alloys Operations, excluding Talley, declined approximately 16 percent from the December 1997 quarter as a result of inventory adjustments in the aerospace market and lower sales to industrial markets such as the petrochemical industry. The rod mill in Hartsville, SC, was purchased from Talley in December 1997 and accordingly is included in Carpenter's Specialty Alloys Operations sales for only one month in the quarter ended December 31, 1997. Dynamet's sales declined approximately 15 percent due to lower sales to the aerospace market. Engineered Products Group's sales increased approximately 6 percent, largely as a result of increased sales by Certech, which produces ceramic cores for casting aerospace and industrial turbine blades.

     Cost of sales as a percent of net sales increased to 73.6% in the current year's second quarter versus 72.4% a year ago primarily because of lower production levels in the Specialty Alloys and Dynamet operations. The favorable effect of lower raw material costs and increased pension credits partially offset this negative item.

     Selling and administrative costs were higher by $1.6 million primarily due to the inclusion of costs of newly acquired companies.

     Other income increased by $1.4 million primarily because of increases in the value of investments held in a company-owned life insurance program.

Results of Operations - Six Months Ended December 31, 1998 vs.
--------------------------------------------------------------
Six Months Ended December 31, 1997:
----------------------------------
     Net income for the six months ended December 31, 1998 was $24.4 million, down 32% compared to $35.8 million for the same period a year ago. Diluted earnings per share were $1.03 in the first six months, compared with $1.71 for the six months ended December 31, 1997. The lower results were primarily a result of lower unit sales volume and reduced operating levels

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   ------------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Results of Operations - Six Months Ended December 31, 1998 vs.
--------------------------------------------------------------
Six Months Ended December 31, 1997, continued:
----------------------------------
for the Specialty Alloys and Dynamet operations. The diluted earnings per share decrease was also attributable to the increase in common shares outstanding as a result of the December 1997 acquisition of Talley.

     Net sales were $499.0 million, down 6% from $529.5 million in the same period last year. Excluding the sales of business acquired since last year, sales decreased 14%, primarily as a result of a 15% decrease in Specialty Alloys unit volume, excluding Talley, and a 16% decrease in Dynamet sales. The lower sales were primarily a result of inventory adjustments in the aerospace markets and lower sales to industrial markets.

     Sales outside of the United States increased by 3% to $81.9 million, of which $24.8 million was exported by domestic operations. The increase was primarily attributable to businesses acquired after July 1, 1997.

     Cost of sales as a percent of net sales increased to 73.5% from 72.1% last year. The increase is primarily attributable to lower production levels in the Specialty Alloys and Dynamet operations. The favorable effect of lower raw material costs and increased pension credits partially offset this negative item.

     Selling and administrative costs were higher by $5.2 million primarily due to newly acquired companies.

Cash Flow and Financial Condition:
---------------------------------
     During the six months ended December 31, 1998, Carpenter's cash and cash equivalents decreased by $44.0 million, as shown in the Consolidated Statement of Cash Flows.

     Net cash generated from operating activities was $14.1 million. Excluding amounts acquired through purchases of businesses, accounts receivable decreased $39.9 million, accounts payable and accrued current liabilities decreased $22.8 million, and inventories increased $26.4 million, primarily as a result of normal seasonal trends and lower sales.

     Investing activities consumed $.7 million in cash during the first six months of fiscal 1998. Total spending for business acquisitions, net of cash received, was $11.4 million. Capital expenditures were at a high level as Carpenter continued its capital expenditure program to invest for future business requirements, including manufacturing capacity. As of December 31, 1998, the total of approved capital improvement projects in excess of $1 million was approximately $354 million of which approximately $108 million was spent as of December 31, 1998. The major projects and the amounts approved by Carpenter's Board of Directors are:

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   ------------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Cash Flow and Financial Condition, continued:
---------------------------------
expansion and modernization of its strip finishing facility ($87 million), expansion and modernization of the melting facilities ($70 million), expansion of manufacturing capacity at the Talley Metals plant in Hartsville, SC ($44 million), a new 4500 ton forging press ($42 million), and bar finishing equipment ($22 million). Total capital expenditures anticipated for fiscal 1999 are $155 million of which $85.5 million was spent as of December 31, 1998. Spending plans for future fiscal years are being reevaluated by management to consider current and expected business conditions and may be materially reduced from those previously reported.

     The dispositions of businesses formerly owned by Talley (net assets held for sale) provided $95.9 million of pre-tax cash, net of allocated interest and costs of dispositions. As of December 31, 1998, the remaining net cash expected to be received on the disposition of these businesses was $22.6 million before income taxes and is shown as net assets held for sale in the consolidated balance sheet. These cash proceeds are expected to be received by June 1999 and will be used to repay short-term debt. Details are included in the notes to the consolidated financial statements.

     Financing activities included cash payments of $34.5 million for the purchase of Carpenter common stock under the stock repurchase program, which is discussed in the notes to the consolidated financial statements.

     Total debt decreased by $8.2 million since June 30, 1998 to a level of $518.6 million or 40.0% of total capital employed, including deferred taxes.

     At December 31, 1998, Carpenter was in a strong liquidity position, with current assets exceeding current liabilities by $171.3 million (a ratio of 1.5 to 1). This favorable ratio is conservatively stated because certain inventories are valued $131.2 million less than the current cost as a result of using the LIFO method.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   ------------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Year 2000 Issues, continued:
----------------
     Reference Carpenter's June 30, 1998 Form 10-K and Carpenter's world-wide-web site at www.cartech.com for details on its status regarding Year 2000 Issues. The total estimated costs to remediate Carpenter's Year 2000 Issues have not changed significantly since June 30, 1998. Carpenter believes that its internal systems will be Year 2000 compliant in all material respects by December 1999.

                    Forward-looking Statements
                    --------------------------

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and industrial products, all of which are subject to changes in general economic conditions; 2) the impact of inventory adjustments in Carpenter's aerospace customer base; 3) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 4) the level of export sales impacted by political and economic instability, export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 5) the general economic and financial market conditions and other uncertainties which affect Carpenter generally and may specifically affect the sales of the remaining companies of Talley Industries, Inc.; 6) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 7) the ability of Carpenter's suppliers and customers to correct or replace their computer systems for Year 2000 Issues. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION
---------------------------
     Item 1. Legal Proceedings.
     -------------------------
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject or which is known by the Company to be contemplated by government authorities. There are no material proceedings to which any Director, Officer, or affiliate of the Company, or any owner of more than five percent of any class of voting securities of the Company, or any associate of any Director, Officer, affiliate, or security holder of the Company, is a party adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

     Item 4. Submission of Matters to a Vote of Security Holders.
     -----------------------------------------------------------
     Information concerning matters submitted to stockholders at the 1998 Annual Meeting of Stockholders of Carpenter is incorporated herein by reference to Carpenter's Form 10-Q filed on November 13, 1998.

     Item 6. Exhibits and Reports on Form 8-K.
     ----------------------------------------
          a.   The following documents are filed as exhibits:

               27.  Financial Data Schedule.

          b. The Company did not file any Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

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




Date:  February 11, 1999       s/G. Walton Cottrell
      -------------------     -----------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer