Form 10-Q
period 1999-03-31
CARPENTER TECHNOLOGY CORP
filed 1999-05-14
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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
                                                Yes  X     No
                                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999.


Common stock, $5 par value                   21,921,969
        Class                        Number of shares outstanding


The Exhibit Index appears on page E-1.

                 CARPENTER TECHNOLOGY CORPORATION


                            FORM 10-Q


                              INDEX




                                                           Page

Part I  FINANCIAL INFORMATION

  Consolidated Balance Sheet March 31, 1999 (Unaudited)
    and June 30, 1998..................................... 3 & 4

  Consolidated Statement of Income (Unaudited) for the
    Three and Nine Months Ended March 31, 1999 and 1998.     5

  Consolidated Statement of Cash Flows (Unaudited) for the
    Nine Months Ended March 31, 1999 and 1998............    6

  Consolidated Statement of Comprehensive Income
    (Unaudited) for the Three and Nine Months Ended
    March 31, 1999 and 1998..............................    7

  Notes to Consolidated Financial Statements (Unaudited).. 8 - 13
  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................. 14 - 17

  Forward-looking Statements..............................  18


Part II  OTHER INFORMATION............................... 19 - 20

Exhibit Index.............................................  E-1

PART I
------
                 CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 1 of 2)
                 March 31, 1999 and June 30, 1998
                 (in millions, except share data)




                                         March 31      June 30
                                            1999         1998
                                         ---------     --------
                                        (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents             $    7.9       $   52.4

  Accounts receivable, net                 160.8          177.0

  Inventories                              262.2          267.1

  Net assets held for sale                  21.5          130.2

  Other current assets                      13.8           18.8
                                        --------       --------
    Total current assets                   466.2          645.5




Property, plant and equipment,
  at cost                                1,227.4        1,104.8

Less accumulated depreciation
  and amortization                         497.1          460.7
                                        --------       --------
                                           730.3          644.1


Prepaid pension cost                       132.9          138.0

Goodwill, net                              181.8          171.8

Other assets                               111.0           99.5
                                        --------       --------


Total assets                            $1,622.2       $1,698.9
                                        ========       ========







   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
             CONSOLIDATED BALANCE SHEET (Page 2 of 2)
                 March 31, 1999 and June 30, 1998
                 (in millions, except share data)

                                         March 31      June 30
LIABILITIES                                 1999         1998
-----------                              ---------     --------
                                        (Unaudited)
Current liabilities:
  Short-term debt                       $  166.9       $  119.8
  Accounts payable                          64.1           80.5
  Accrued compensation                      21.1           35.0
  Accrued income taxes                      10.7             -
  Deferred income taxes                      3.2           24.8
  Other accrued liabilities                 44.0           52.7
  Current portion of long-term debt         15.5           36.3
                                        --------       --------
    Total current liabilities              325.5          349.1

Long-term debt, net of current portion     355.3          370.7
Accrued postretirement benefits            132.6          132.8
Deferred income taxes                      137.2          142.9
Other liabilities                           42.1           43.9

SHAREHOLDERS' EQUITY
Preferred stock -
 $5 par value, authorized 2,000,000
 shares; issued 435.2 shares at
 March 31, 1999 and 441.1 shares
 at June 30, 1998                           27.5           27.8

Common stock at $5 par value -
 authorized 100,000,000 shares; issued
 23,026,876 shares at March 31, 1999
 and 22,995,036 shares at June 30,
 1998                                      115.1          115.0

Capital in excess of par value -
  common stock                             191.2          190.0

Reinvested earnings                        361.6          359.1

Common stock in treasury, at cost -
 1,104,907 shares at March 31, 1999
 and 147,920 shares at June 30, 1998       (38.4)          (3.4)

Deferred compensation                      (16.1)         (17.8)
Foreign currency translation
  adjustments                              (11.4)         (11.2)
                                        --------       --------
  Total shareholders' equity               629.5          659.5
                                        --------       --------
Total liabilities and
  shareholders' equity                  $1,622.2       $1,698.9
                                        ========       ========

  See accompanying notes to consolidated financial statements.

                CARPENTER TECHNOLOGY CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)
   for the three and nine months ended March 31, 1999 and 1998
               (in millions, except per share data)



                            Three Months        Nine Months
                         ------------------  ------------------
                           1999      1998      1999      1998
                           ----      ----      ----      ----
Net sales                 $271.8    $329.0    $770.8    $858.5
                          ------    ------    ------    ------
Costs and expenses:

  Cost of sales            207.9     240.9     574.6     622.7

  Selling and
    administrative
    expenses                40.0      42.1     121.1     118.0

  Interest expense           7.9       8.3      21.6      22.3

  Special charge            14.2        -       14.2        -

  Other expense (income),
    net                      3.3        .5       1.0       (.9)
                          ------    ------    ------    ------
                           273.3     291.8     732.5     762.1
                          ------    ------    ------    ------
Income (loss) before
   income taxes             (1.5)     37.2      38.3      96.4

Income tax expense
   (benefit)                (2.7)     15.2      12.7      38.6
                          ------    ------    ------    ------
Net income                $  1.2    $ 22.0    $ 25.6    $ 57.8
                          ======    ======    ======    ======

Earnings per common share:

  Basic                   $  .04    $ 1.07    $ 1.10    $ 2.86
                          ======    ======    ======    ======
  Diluted                 $  .04    $ 1.02    $ 1.08    $ 2.73
                          ======    ======    ======    ======
Weighted average common
  shares outstanding
  (diluted)                 22.8      21.5      23.1      21.0
                          ======    ======    ======    ======
Dividends per common
  share                   $  .33    $  .33    $  .99    $  .99
                          ======    ======    ======    ======




   See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
        for the nine months ended March 31, 1999 and 1998
                          (in millions)


                                                  1999         1998
                                                  ----         ----
OPERATIONS
Net income                                      $ 25.6       $ 57.8
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                 49.6         42.7
    Deferred income taxes                        (16.9)         5.4
    Prepaid pension costs                        (18.7)       (16.8)
    Special charge                                14.2           -
    Loss on disposal of assets                     2.1          2.0
Changes in working capital and other,
  net of acquisitions:
    Receivables                                   18.5          2.5
    Inventories                                    7.0        (21.7)
    Accounts payable                             (18.7)        (8.4)
    Accrued current liabilities                  (12.4)        (3.5)
    Other, net                                    (4.2)         1.5
                                                ------       ------
Net cash provided from operations                 46.1         61.5
                                                ------       ------
INVESTING ACTIVITIES
    Purchases of plant and equipment            (118.9)       (66.3)
    Proceeds from disposals of
     plant and equipment                            .2           .9
    Proceeds from (cash used for)
     net assets held for sale                     97.0        (23.0)
    Acquisitions of businesses, net
      of cash received                           (23.1)      (176.0)
                                                ------       ------
Net cash used for investing activities           (44.8)      (264.4)
                                                ------       ------
FINANCING ACTIVITIES
    Net change in short-term debt                 47.1         48.7
    Payments on long-term debt                   (36.2)      (121.4)
    Proceeds from issuance of long-term debt        -         140.0
    Payments to acquire treasury stock           (34.9)          -
    Dividends paid                               (23.1)       (20.5)
    Proceeds from issuance of common stock         1.3        150.0
                                                ------       ------
Net cash provided from (used for) financing
  activities                                     (45.8)       196.8
                                                ------       ------

DECREASE IN CASH AND CASH EQUIVALENTS            (44.5)        (6.1)
Cash and cash equivalents at
  beginning of period                             52.4         18.6
                                                ------       ------
Cash and cash equivalents at
  end of period                                 $  7.9       $ 12.5
                                                ======       ======
Supplemental Data:
 Non-Cash Investing Activities:
 Treasury stock issued for business acquisition $   -        $  1.0


    See accompanying notes to consolidated financial statements.

                CARPENTER TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (Unaudited)
   for the three and nine months ended March 31, 1999 and 1998
                          (in millions)



                            Three Months        Nine Months
                         ------------------  ------------------
                           1999      1998      1999      1998
                           ----      ----      ----      ----

Net income                $  1.2    $ 22.0    $ 25.6    $ 57.8

Foreign currency
  translation,
  net of tax                 (.2)       .1       (.2)      (.7)
                          ------    ------    ------    ------
Comprehensive income      $  1.0    $ 22.1    $ 25.4    $ 57.1
                          ======    ======    ======    ======






































   See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
 1.  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and a special charge, necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The June 30, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Carpenter's 1998 Annual Report on Form 10-K.

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

      ------------------------------------------
 2.  Earnings Per Common Share
     -------------------------
     The calculations of earnings per share for the periods ended March 31, 1999 and 1998 are as follows:
     (in millions, except per share data)
                              Three Months         Nine Months
                                  1999                1999
                            -----------------   -----------------
                             Basic    Diluted    Basic    Diluted
                             -----    -------    -----    -------
     Net income             $  1.2    $  1.2    $ 25.6    $ 25.6
     Dividends accrued on
      convertible preferred
      stock, net of tax
      benefits                 (.4)       -       (1.2)       -
     Assumed shortfall
      between common and
      preferred dividend        -        (.3)       -        (.6)
                            ------    -------   ------    ------
     Earnings available for
      common shareholders   $   .8    $   .9    $ 24.4    $ 25.0
                            ======    =======   ======    ======
     Weighted average
      number of common
      shares outstanding      21.9      21.9      22.2      22.2
     Assumed conversion
      of preferred shares       -         .9        -         .9
     Effect of shares
      issuable under
      stock option plans        -         -         -         -
                            ------    ------    ------    ------
     Weighted average
      common shares           21.9      22.8      22.2      23.1
                            ======    ======    ======    ======
     Earnings per share     $ 0.04    $ 0.04    $ 1.10    $ 1.08
                            ======    ======    ======    ======

                              Three Months         Nine Months
                                  1998                1998
                            -----------------   -----------------
                             Basic    Diluted    Basic    Diluted
                             -----    -------    ----     -------
     Net income             $ 22.0    $ 22.0    $ 57.8    $ 57.8
     Dividends accrued on
      convertible preferred
      stock, net of tax
      benefits                 (.3)       -       (1.1)       -
     Assumed shortfall
      between common and
      preferred dividend        -        (.1)       -        (.4)
                            ------    ------    ------    ------
     Earnings available for
      common shareholders   $ 21.7    $ 21.9    $ 56.7    $ 57.4
                            ======    ======    ======    ======
     Weighted average
      number of common
      shares outstanding      20.3      20.3      19.8      19.8
     Assumed conversion
      of preferred shares       -         .9        -         .9
     Effect of shares
      issuable under
      stock option plans        -         .3        -         .3
                            ------    ------    ------    ------
     Weighted average
      common shares           20.3      21.5      19.8      21.0
                            ======    ======    ======    ======
     Earnings per share     $ 1.07    $ 1.02    $ 2.86    $ 2.73
                            ======    ======    ======    ======

      ------------------------------------------
 3.  Inventories
     -----------
                                        Mar 31    June 30
                                         1999      1998
                                        ------    -------
                                          (in millions)
     Finished and purchased products    $158.2    $169.1
     Work in process                     189.0     183.3
     Raw materials and supplies           46.6      46.2
                                        ------    ------
     Total at current cost               393.8     398.6
     Excess of current cost
       over LIFO values                  131.6     131.5
                                        ------    ------
     Inventory per Balance Sheet        $262.2    $267.1
                                        ======    ======

          The current cost of LIFO-valued inventories was $347.1 million at March 31, 1999 and $352.2 million at June 30, 1998.

 4.  Net Assets Held for Sale
     ------------------------
          Carpenter has sold most of the businesses of the government products and services and industrial products segments of Talley Industries, Inc. (Talley) which were acquired in December 1997. The expected pre-tax cash proceeds, net of costs, for the sale of the two remaining businesses are recorded in net assets held for sale in the consolidated balance sheet at March 31, 1999. The operating results for all of the businesses in these segments were excluded from Carpenter's consolidated statement of income from the date of acquisition through December 31, 1998. Beginning January 1, 1999, the operating results for the remaining businesses have been included in Carpenter's consolidated statement of income and were immaterial. Through December 31, 1998, changes in estimates for net cash proceeds on the sales of all of the businesses, interest costs and operating cash flows until the time of their sale have been recorded as adjustments of goodwill. No further goodwill adjustments will be made for the Talley acquisition except for pre-acquisition income tax issues, if any.

     A summary of activity from June 30, 1998 to March 31, 1999 in the net assets held for sale follows:

     (in millions)

     Balance June 30, 1998                   $ 130.2
     Proceeds from sales of businesses        (108.4)
     Net cash funded by Carpenter                8.1
     Interest allocated                          2.3
     Goodwill adjustment (increase)            (11.7)
     Increase in estimated proceeds from
       sales of businesses                       1.0
                                             -------
     Balance March 31, 1999                  $  21.5
                                             =======
     The above increase in estimated proceeds from sales of businesses was offset by charges of $2.8 million for changes in other estimates related to Talley businesses. These effects are included in other expense (income) on the consolidated statement of income in the March 1999 quarter.

      ------------------------------------------
 5.  Common Stock Repurchase Program
     -------------------------------
          On August 6, 1998, Carpenter rescinded the 1989 stock repurchase program and approved a new stock repurchase program for up to 1.2 million, or 5 percent, of the outstanding shares of Carpenter's common stock. The shares may be purchased over time and held as treasury shares. Since August 6, 1998, .9 million shares had been repurchased at a total cost of $34.5 million. In addition, treasury shares increased by $.4 million as a result of employee benefit plan transactions.

 6.  Special Charge
     --------------
          During the third quarter of fiscal 1999, Carpenter recorded a pre-tax charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried workforce reduction and a reconfiguration of its U.S. distribution network. The positions being eliminated include various salaried positions throughout the Specialty Alloys Operations and corporate offices. The charge consisted of various personnel-related costs for about 220 employees to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $13.4 million of the charge will be paid from pension funds and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. Through March 31, 1999 there had been a reduction of approximately 130 employees. The remaining 90 employees are expected to be terminated within one year.

 7.  Commitments and Contingencies
     -----------------------------
     Environmental

          Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three and nine months ended March 31, 1999, no amounts were charged to operations for environmental remediation costs. The liability for environmental remediation costs remaining at March 31, 1999 was $10 million. The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and superfund sites is between $10 million and $14 million.

          During fiscal 1999, approximately $1.8 million of cash was received under settlements of litigation relating to insurance coverages for certain superfund sites. The remaining discounted receivable for recoveries from these settlements at March 31, 1999 was approximately $.4 million.

          Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of

      ------------------------------------------
 7.  Commitments and Contingencies, continued
     -----------------------------
     environmental laws and regulatory requirements, the availability and application of technology and the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on Carpenter's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

     Other

          On January 15, 1999, the Bridgeport, Connecticut Port Authority issued a Notice of Condemnation for the taking of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with prospective purchasers. Carpenter has begun legal proceedings in Federal court to contest the condemnation, or in the alternative, obtain a fair value for the property. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management the Port Authority's offer is unfair and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

 8.  Change in Functional Currency
     -----------------------------
          Beginning January 1, 1999, Mexico ceased to be a highly inflationary economy for accounting purposes. As a result, the functional currency became the Mexican peso instead of the U.S. dollar on January 1, 1999. This change in functional currency did not have a material effect on Carpenter's financial statements or operations.

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

      ------------------------------------------

 9.  Accounting Pronouncements, continued
     -------------------------

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Results of Operations - Quarter Ended March 31, 1999 vs.
--------------------------------------------------------
Quarter Ended March 31, 1998:
----------------------------
     Net income for the quarter ended March 31, 1999 was $9.7 million before a special charge for salaried workforce reductions and $1.2 million after the special charge compared to $22.0 million for the same quarter last year. Diluted earnings per share were $.41 before the special charge and $.04 after the special charge compared to $1.02 for the same period a year ago. The decrease in earnings before the special charge was primarily attributable to lower unit sales volume and reduced operating levels for the Specialty Alloys and Dynamet operations.

     Net sales were $271.8 million, a decrease of 17% from $329.0 million in the same period last year. The sales of Carpenter's Specialty Alloys Operations declined approximately 20 percent from the March 1998 quarter as a result of inventory adjustments in the aerospace market and lower sales to industrial markets such as the petrochemical industry. Selling price decreases and weaker product mix also affected sales. The sales dollar volume of Dynamet, Carpenter's titanium processing subsidiary, also declined 14 percent from the same period a year ago. Engineered Products Group's sales in the third quarter equaled those of the same quarter a year ago.

     Cost of sales as a percent of net sales increased to 76.5% in the current year's third quarter versus 73.2% a year ago primarily because of lower production levels in the Specialty Alloys and Dynamet operations. The favorable effect of lower raw material costs and increased pension credits partially offset the volume effects.

     Selling and administrative costs decreased by $2.1 million as a result of the workforce reduction, a higher pension credit associated with excess funding in Carpenter's pension plans and reduced profit sharing and bonus costs.

     The special charge of $14.2 million before taxes was a result of Carpenter's previously announced reduction in salaried personnel and a workforce reduction due to reconfiguration of Carpenter's distribution system. These staff reductions and distribution system changes are expected to result in a reduction in annual costs of $11 million before income taxes when fully implemented. Details are included in Note 6 to the consolidated financial statements.

     Other expense increased $2.8 million from the same quarterly period a year ago due to adjustments of estimates related to Talley businesses and foreign exchange losses.

     An income tax benefit of $2.2 million was recognized during the quarter as a result of tax issues that were satisfactorily resolved during the period.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------
Results of Operations - Nine Months Ended March 31, 1999 vs.
------------------------------------------------------------
Nine Months Ended March 31, 1998:
--------------------------------
     Net income for the nine months ended March 31, 1999 before the special charge was $34.1 million, down 41% compared to $57.8 million for the same period a year ago. Diluted earnings per share before the special charge were $1.45 in the first nine months, compared with $2.73 for the nine months ended March 31, 1998. Net income after the special charge was $25.6 million for the nine months ended March 31, 1999. Diluted earnings per share after the special charge were $1.08 for the nine months ended March 31, 1999. The lower results were primarily a result of lower unit sales volume and reduced operating levels for the Specialty Alloys and Dynamet operations.

     Net sales were $770.8 million, down 10% from $858.5 million in the same period last year. Excluding the sales of businesses acquired since July 1, 1997, sales decreased 15%, primarily as a result of a 10% decrease in Specialty Alloys unit volume, and a 15% decrease in Dynamet sales. The lower sales were primarily a result of inventory adjustments in the aerospace markets and lower sales to industrial markets.

     Sales outside of the United States increased by 7% to $136.3 million, of which $43.0 million was exported by domestic operations. The increase was primarily attributable to businesses acquired after July 1, 1997.

     Cost of sales as a percent of net sales increased to 74.5% from 72.5% last year. The increase is primarily attributable to lower production levels in the Specialty Alloys and Dynamet operations. The favorable effect of lower raw material costs and increased pension credits partially offset this negative item.

     Selling and administrative costs were higher by $3.1 million primarily due to newly acquired companies.

Cash Flow and Financial Condition:
---------------------------------
     During the nine months ended March 31, 1999, Carpenter's cash and cash equivalents decreased by $44.5 million, as shown in the consolidated statement of cash flows.

     Net cash generated from operating activities was $46.1 million. Excluding amounts acquired through purchases of businesses, accounts receivable decreased $18.5 million, accounts payable and accrued current liabilities decreased $31.1 million, and inventories decreased $7.0 million, primarily as a result of normal seasonal trends and lower sales.

     Investing activities consumed $44.8 million in cash during the first nine months of fiscal 1999. Total spending for business acquisitions, net of cash received, was $23.1 million. Capital expenditures were at a high level as Carpenter continued its capital expenditure program to invest for future business

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS, continued
               -------------------------

Cash Flow and Financial Condition, continued:
---------------------------------

requirements, including manufacturing capacity. As of March 31, 1999, the total of approved capital improvement projects in excess of $1 million each was approximately $356 million of which approximately $132 million was spent as of March 31, 1999. Total capital expenditures anticipated for fiscal 1999 are $155 million of which $118.9 million was spent as of March 31, 1999.

     The dispositions of businesses formerly owned by Talley (net assets held for sale) provided $97.0 million of pre-tax cash, net of allocated interest and costs of dispositions. As of March 31, 1999, the remaining net cash expected to be received from these businesses was $21.5 million before income taxes and is shown as net assets held for sale in the consolidated balance sheet.
These cash proceeds are expected to be received during the next several months, and will be used to repay short-term debt. Details are included in Note 4 to the consolidated financial statements.

     Financing activities included cash payments of $34.5 million for the purchase of Carpenter common stock under the stock repurchase program, which is discussed in Note 5 to the consolidated financial statements.

     Total debt increased by $10.9 million since June 30, 1998 to a level of $537.7 million or 41.1% of total capital employed, including deferred taxes.

     At March 31, 1999, Carpenter was in a strong liquidity position, with current assets exceeding current liabilities by $140.7 million (a ratio of 1.4 to 1). This favorable ratio is conservatively stated because certain inventories are valued $131.6 million less than the current cost as a result of using the LIFO method.

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

     Reference Carpenter's June 30, 1998 Form 10-K and Carpenter's world-wide-web site at www.cartech.com for details on its status regarding Year 2000 Issues. The estimate of total costs to remediate Carpenter's Year 2000 Issues has been increased to $9.2 million from the $8.5 million estimated at June 30, 1998. Carpenter believes that its internal systems will be Year 2000 compliant in all material respects by December 1999.

                    Forward-looking Statements
                    --------------------------

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and industrial products, all of which are subject to changes in general economic conditions; 2) the impact of inventory adjustments in Carpenter's aerospace customer base; 3) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 4) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain a favorable ruling in dumping and countervailing duty claims against foreign producers; 5) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 6) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 7) the general economic and financial market conditions and other uncertainties which affect Carpenter generally and may specifically affect the sales of the remaining companies of Talley businesses held for sale; 8) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 9) the ability of Carpenter's suppliers and customers to correct or replace their computer systems for Year 2000 Issues. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

                              CARPENTER TECHNOLOGY CORPORATION
                              --------------------------------
                                          (Registrant)




Date:   May 13, 1999
     ------------------       --------------------------------
                                 G. Walton Cottrell
                                 Sr. Vice President - Finance
                                   and Chief Financial Officer

                                                        Exhibit 27

                CARPENTER TECHNOLOGY CORPORATION
                    FINANCIAL DATA SCHEDULE
              (in millions, except per share data)
                          (unaudited)


At March 31, 1999
-----------------
Cash and cash equivalents                             $    7.9
Accounts receivable, net                              $  160.8
Inventories                                           $  262.2
Total current assets                                  $  466.2
Property, plant and equipment                         $1,227.4
Accumulated depreciation and amortization             $  497.1
Total assets                                          $1,622.2
Total current liabilities                             $  325.5
Long-term debt, net of current portion                $  355.3
Preferred stock                                       $   27.5
Common stock                                          $  115.1
Other stockholders' equity                            $  486.9
Total liabilities and stockholders' equity            $1,622.2

For the Nine Months Ended March 31, 1999
----------------------------------------
Net sales of tangible products                        $  770.8
Total revenues                                        $  770.8
Cost of tangible goods sold                           $  574.6
Total costs and expenses applicable to
  sales and revenues                                  $  574.6
Other costs and expenses                              $  136.3
Interest expense                                      $   21.6
Income before income taxes                            $   38.3
Income taxes                                          $   12.7
Income from continuing operations                     $   25.6
Net income                                            $   25.6
Earnings per share - basic                            $   1.10
Earnings per share - diluted                          $   1.08