Form 10-K
period 1999-06-30
CARPENTER TECHNOLOGY CORP
filed 1999-09-24
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 1999

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
                                                -----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and
will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of August 31, 1999, 21,929,887 shares of Common Stock of
Carpenter Technology Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates
(based upon its closing transaction price on the Composite Tape on such date) was $501,646,165.

               DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the 1999 definitive Proxy Statement, dated September 23, 1999.

The Exhibit Index appears on pages E-1 to E-5.


                        TABLE OF CONTENTS

                                                            Page
                                                           Number
                                                           ------
PART I                                                         3

     Item 1.   Business                                        3

     Item 2.   Properties                                      8

     Item 3.   Legal Proceedings                               9

     Item 4.   Submission of Matters to a
                Vote of Security Holders                      10

PART II                                                       12

     Item 5.   Market for Registrant's Common Stock
                and Related Stockholder Matters               12

     Item 6.   Selected Financial Data                        13

     Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    14

     Item 8.   Financial Statements and Supplementary Data    25

     Item 9.   Disagreements on Accounting and Financial
                Disclosure                                    58

PART III                                                      59

     Item 10.  Directors and Executive Officers of the
                Registrant                                    59

     Item 11.  Executive Compensation                         59

     Item 12.  Security Ownership of Certain Beneficial
                Owners and Management                         59

     Item 13.  Certain Relationships and Related
                Transactions                                  59

PART IV                                                       60

     Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                           60

SIGNATURES                                                    62

EXHIBIT INDEX                                                E-1


                            PART I

Item 1.   Business

     (a)  General Development of Business:

          Carpenter Technology Corporation, incorporated in 1904, is engaged in the manufacture, fabrication, and distribution of specialty metals and certain engineered products. There were no significant changes in the form of organization or mode of conducting business of Carpenter Technology Corporation (hereinafter called "the Company" or "Carpenter") during the year ended June 30, 1999, except for the transactions described below:

               During fiscal 1999, Carpenter acquired the businesses described below:

               In April 1999, Carpenter finalized a joint venture with Kalyani Steels Ltd. that established two companies in India, at an initial cost of $10.7 million, including organization costs. The companies established are Kalyani Carpenter Special Steels Ltd.
          (KCSS), a specialty steel manufacturing company, and Kalyani Carpenter Metal Centres Ltd. (KCMC), a specialty steel distribution company. Carpenter, through a wholly-owned subsidiary, owns 26 percent of KCSS and 51 percent of KCMC.

               In October 1998, Carpenter acquired the strip producing business of Telcon, Ltd., for $11.4 million of cash, including acquisition costs. This facility produces narrow strip for electronic applications using magnetic and controlled expansion alloys.

     (b)  Financial Information About Segments:

               Carpenter is organized on a product basis and managed in three segments: Specialty Alloys, Titanium Alloys and Engineered Products. The Specialty Alloys and Titanium segments have been aggregated into one reportable segment (Specialty Metals) because of the similarities in products, processes, customers and distribution methods. See Note 18 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" for additional segment reporting information.


 (c)  Narrative Description of Business:

          (1)  Products:

               Carpenter primarily processes basic raw materials such as chromium, nickel, titanium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes and produces certain metal powders and fabricated metal products. In addition, ceramic and metal-injection molded products are produced from various raw materials using molding, heating and other processes.

          Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in bar, wire, rod and strip forms. Sales are distributed both directly from producing plants and from a Carpenter operated distribution network. Specialty Metals finished products include:

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

          Engineered Products includes structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials. Engineered Products finished products include:

          CERAMICS AND OTHER MATERIALS -
               Certain engineered products, including ceramic cores for casting ranging from small simple configurations to large complex shapes and structural ceramic components. Also, metal injected molded designs in a variety of materials, ultra-hard parts, and precision welded tubular products, as well as drawn solid tubular shapes.


                Sales outside of the United States, including export sales, were $184.8 million, $179.6 million and $117.8 million in fiscal 1999, 1998 and 1997, respectively.

          (2)  Classes of Products:

               The approximate percentage of Carpenter's
          consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:
                                   1999      1998      1997
                                   ----      ----      ----
          Stainless steel           46%       47%       49%
          Special alloys            29%       30%       34%
          Titanium products         10%       11%        5%
          Ceramics and other
            materials                8%        6%        5%
          Tool and other steel       7%        6%        7%
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====
          (3)  Raw Materials:

               Carpenter's Specialty Metals segment depends on continued delivery of critical raw materials for its day-to-day operations. These raw materials are nickel, ferrochrome, cobalt, molybdenum, titanium, manganese and scrap. Some of these raw materials sources are located in countries subject to potential interruptions of supply. These potential interruptions could cause material shortages and affect the availability and price.

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

          Quarter Ended            1999      1998      1997
          -------------            ----      ----      ----
          September 30              24%       21%       21%
          December 31               24%       24%       22%
          March 31                  26%       28%       27%
          June 30                   26%       27%       30%
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====

          The above trends were also affected by the acquisitions of businesses. Fiscal 1999 included the effects of the acquisition of certain assets of Telcon, Ltd. in October 1998. Fiscal 1998 includes the effects of the acquisition of a majority interest in Talley Industries, Inc. on December 5, 1997 and the remainder on February 19, 1998. Fiscal 1997 included the acquisition of Dynamet, Incorporated on February 28, 1997.

          (6)  Customers:

               Carpenter is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect.

          (7)  Backlog:

               As of June 30, 1999, Carpenter had a backlog of orders, believed to be firm, of approximately $201 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of June 30, 1998 was approximately $275 million.

          (8)  Competition:

               Carpenter's business is highly competitive. It supplies materials to a wide variety of end-use market sectors, none of which consumes more than about 28% percent of Carpenter's output, and competes with various companies depending on end-use sector, product or geography.

               There are approximately 11 domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more product sectors. There are several dozen smaller producing companies and converting companies in the United States who are competitors. Carpenter also competes directly with several hundred independent distributors of products similar to those distributed by Carpenter's wholly owned distribution system. Additionally, numerous foreign producers import into the United States various specialty metal products similar to those produced by Carpenter. Furthermore, a number of different products may, in certain instances, be substituted for Carpenter's finished product.

               Imports of foreign specialty steels have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers.
          Such pricing practices have usually been supported by foreign governments through direct and indirect subsidies.

               Because of these unfair trade practices, Carpenter several years ago joined with other domestic producers in the filing of trade actions against foreign producers who had dumped their specialty steel products into the United States. As a result of these actions, the U.S. Department of Commerce issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to about 63% of the value and on imports of stainless rod from Brazil, France and India at rates ranging up to about 49% of the value. These antidumping orders will be terminated at various dates during calendar year 2000, unless further extended.

               As a result of a more recent trade action filed by Carpenter and other domestic producers in 1997, antidumping orders have been issued by the U.S. Commerce Department for the collection of dumping duties on imports of stainless steel rod from Italy, Japan, Korea, Spain, Sweden and Taiwan at rates ranging up to 34% of the value. Countervailing duty orders were also issued on certain stainless steel rod imports from Italy. These orders were effective September 15, 1998 and will continue for a period of five years, unless modified or further extended.

               In early 1998, another trade action was filed by Carpenter and other domestic producers against imports of stainless steel wire from Italy, Japan, Korea, Spain, Taiwan and Canada. On April 6, 1999, the U.S. Commerce Department determined that imports from all six countries were being dumped into the U.S., and significant dumping duties were established. However, these duties were not implemented because of the U.S. International Trade Commission's final ruling on May 10, 1999 that the domestic stainless steel wire industry had not been materially injured by the dumped imports.


          (9)  Research, Product and Process Development:

               Carpenter's expenditures for company-sponsored research and development were approximately $14.0 million, $14.6 million and $13.0 million in fiscal
          1999, 1998 and 1997, respectively.

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

               The costs of maintaining and operating environmental control equipment were about $16.3 million and $7.0 million for fiscal 1999 and 1998, respectively.
          The capital expenditures for environmental control equipment were $.3 million and $1.1 million for fiscal 1999 and 1998, respectively. Carpenter anticipates spending approximately $6.0 million on major domestic environmental capital projects over the next five fiscal years. This includes $1.2 million for fiscal
          2000 and $1.7 million in fiscal 2001. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary.

          (11) Employees:

               As of August 31, 1999, Carpenter and its affiliates had approximately 5,700 employees.

     (d) Financial information about foreign and domestic operations and export sales:

               Reference Note 18 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 2.  Properties

     The primary locations of Carpenter's specialty metals manufacturing and fabrication plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Clearwater, Florida; and Crawley, England. The Reading, Hartsville, Washington, Orangeburg and Crawley plants are owned in fee. The Clearwater plant is owned, but the land is leased.

     The primary locations of Carpenter's engineered products manufacturing operations are: Wood-Ridge, New Jersey; Carlstadt, New Jersey; Corby, England; Wilkes-Barre, Pennsylvania; Chicago, Illinois; Auburn, California; El Cajon, California; and Petaluma, California. The Corby, Chicago and El Cajon plants are owned, while the rest of the locations are leased.

     The Reading plant has an annual practical melting capacity of approximately 231,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations. During the years ended June 30, 1999 and 1998, the plant operated at approximately 79 percent and 86 percent, respectively, of its melting capacity.

     During the fiscal years 1999 and 1998, the Talley Metals plant in Hartsville, South Carolina had an annual hot rolling capacity of approximately 49,000 tons. The annual tons shipped will be less than the tons hot rolled due to processing losses in finishing operations. During the year ended June 30, 1999 and during the period from January 1, 1998 to June 30, 1998, the plant operated at approximately 84% and 93%, respectively, of its hot rolling capacity. The rolling capacity has recently been increased to 78,500 tons as a result of improvements to the mill.

     Carpenter also operates sales offices and distribution and service centers, most of which are owned, at 40 locations in 15 states and 10 foreign countries.

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

     Mr. Draeger, who was elected President and Chief Operating Officer and Director of Carpenter effective June 1, 1999, was Executive Vice President of Carpenter from July 1, 1998 to May 31, 1999 and a director of the corporation from 1992 until June 30, 1996. Mr. Draeger assumed the duties of Senior Vice President - Specialty Alloys Operations for Carpenter effective July 1, 1996, when he resigned from Carpenter's Board of Directors. Prior to that he had been President of Worldwide Floor Products Operations for Armstrong World Industries, Inc. since 1994 and he became Group Vice President for Armstrong in 1988.

                                                      Assumed
                                                       Present
Name               Age   Positions                     Position
----               ---   ---------                     --------

Robert W. Cardy     63   Chairman and
                          Chief Executive Officer       July 1992
                         Director

G. Walton Cottrell  59   Senior Vice President -
                          Finance & Chief
                          Financial Officer          January 1993

Dennis M. Draeger   58   President and Chief
                          Operating Officer             June 1999
                         Director

Nicholas F. Fiore   59   Senior Vice President -
                          Engineered Products
                          Group                      January 1993

Robert W. Lodge     56   Vice President -
                          Human Resources          September 1991

John R. Welty       50   Vice President,
                          General Counsel &
                          Secretary                  January 1993

                        PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Common stock of Carpenter is listed on the New York Stock
Exchange. The ticker symbol is CRS. The high and low market prices of Carpenter's stock for the past two fiscal years are indicated below:

                         1999                     1998
Quarter Ended:       High      Low            High      Low
---------------------------------------------------------------

September 30        $54-3/16  $30            $49-9/16  $44-5/16

December 31         $37-3/4   $30-3/16       $52-7/16  $46

March 31            $37-1/8   $23-5/8        $54       $42-1/4

June 30             $32-13/16 $24-15/16      $58-15/16 $49-1/2
---------------------------------------------------------------
Annual              $54-3/16  $23-5/8        $58-15/16 $42-1/4

     The range of Carpenter's common stock price from July 1, 1999 to September 10, 1999 was $22-5/8 to $29-3/8. The closing price of the common stock was $23-3/8 on September 10, 1999.

     Carpenter has paid quarterly cash dividends on its common stock for 93 consecutive years. The quarterly dividend rate was $.33 per share for the fiscal years ended June 30, 1999, 1998 and 1997.

     Carpenter had 5,984 common shareholders of record as of August 31, 1999. The balance of the information required by this item is disclosed in Note 11 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".


Item 6.  Selected Financial Data

Five-Year Financial Summary
Dollar amounts in millions, except per share data
(years ended June 30)

                             1999       1998       1997       1996       1995
-------------------------------------------------------------------------------
Summary of Operations

Net sales                  $1,036.7   $1,176.7   $  939.0   $  865.3   $  757.5
Net income                 $   37.1   $   84.0   $   60.0   $   60.1   $   47.5

Financial Position
at Year-End

Total assets               $1,607.8   $1,698.9   $1,223.0   $  912.0   $  831.8
Long-term debt, net        $  355.0   $  370.7   $  244.7   $  188.0   $  194.8

Per Share Data
Earnings:
     Basic                 $   1.61   $   4.01   $   3.32   $   3.54   $   2.83
     Diluted               $   1.58   $   3.84   $   3.16   $   3.38   $   2.70

Cash dividends-common      $   1.32   $   1.32   $   1.32   $   1.32   $   1.20


See Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion of Operations

Overview

After achieving record sales and earnings in fiscal 1998, Carpenter's results of operations declined in fiscal 1999. The lower results were driven primarily by reduced demand in key market sectors and increased competition from imported stainless steel products.

Net sales and earnings trends for the past three fiscal years are summarized below:

(in millions, except per share data)    1999      1998      1997
-----------------------------------------------------------------
Net sales                            $1,036.7   $1,176.7  $ 939.0
Net income                           $   45.6*  $   84.0  $  60.0
Diluted earnings per share           $   1.95*  $   3.84  $  3.16

*Excludes a special charge of $8.5 million after taxes or $.37 per diluted share for the personnel-related costs of a salaried work force reduction and a reconfiguration of Carpenter's U.S. distribution network (see note 3 to the consolidated financial statements). These salaried staff reductions and distribution network changes are expected to result in annual cost savings of approximately $7.0 million after taxes.

The chart below shows net sales by major material group for the past three fiscal years:

(in millions)              1999          1998           1997
-----------------------------------------------------------------
                       Sales    %     Sales     %    Sales     %
                     --------------------------------------------
Stainless steel      $  479.9   46   $  552.6   47   $461.5    49
Special alloys          294.9   29      348.7   30    317.9    34
Titanium products       102.6   10      128.5   11     44.4     5
Ceramics and other
  materials              86.2    8       69.2    6     45.8     5
Tool and other steel     73.1    7       77.7    6     69.4     7
                     --------------------------------------------
Total                $1,036.7  100   $1,176.7  100   $939.0   100
                     ============================================

Results of Operations - Fiscal 1999 Versus Fiscal 1998

Net sales were $1,036.7 million in fiscal 1999, a 12 percent decrease from the record level of $1,176.7 million in fiscal 1998. Reduced unit volume accounted for approximately $121 million of the sales decrease. Unit selling price decreases averaged 6 percent, accounting for $74 million of the sales decrease. Most of these negative effects were experienced in the Specialty Metals segment and were partially offset by the inclusion of a full year's sales in fiscal 1999 for companies acquired during fiscal 1998.

Sales outside the United States rose by 3 percent to $184.8 million during fiscal 1999. Approximately $101 million of these sales were to customers in Europe where additional market share was obtained through expansion of sales efforts and the acquisition of a strip facility and a metal injection products company. Details of sales by geographic region for the past three fiscal years are presented in note 18 to the consolidated financial statements.

Cost of sales as a percentage of sales increased to 75 percent in fiscal 1999 from 72 percent a year earlier, because of lower production levels, selling price reductions and a less profitable product mix in the Specialty Metals segment. Reduced staffing levels, lower raw material costs and increased pension credits helped to partially offset the margin decline.

Selling and administrative expenses for fiscal 1999 were higher than in fiscal 1998 by $3.6 million, primarily because of the impact of newly acquired companies and increases in salaries. Reductions in salaried staffing levels, lower bonus payments and improved pension credits helped to offset these effects.

Net pension credits resulting from the pension plans' overfunded status reduced cost of sales and selling and administrative expenses by $29.1 million in fiscal 1999 and $21.7 million in fiscal 1998. This improved level of credit was primarily the result of market investment performance of the plans' assets.

Other (income) expense, net was favorable by $2.2 million as compared to fiscal 1998. This improvement was primarily related to a nonrecurring pre-tax loss of $2.7 million in fiscal 1998 for the sale of a joint venture in Taiwan.

Income taxes as a percent of pre-tax income (effective tax rate) was approximately 34 percent in fiscal 1999 and 39 percent in fiscal 1998. The resolution of certain prior year state tax issues was the major factor in the lower rate. See note 16 to the consolidated financial statements for a reconciliation of the statutory federal tax rate to the effective tax rate.

Business Segment Results
(see note 18 to the consolidated financial statements)

Specialty Metals Segment

     in millions              1999      1998      Decrease
     -----------              ----      ----      --------
Net sales                    $886.4   $1,035.2     $148.8
Income before interest
  expense and income
  taxes (EBIT)               $ 89.6*  $  151.4     $ 61.8

*Excludes special charge of $14.2 million (see note 3 to the consolidated financial statements).

The 14 percent decrease in net sales was due to a combination of lower unit volume and reduced selling prices, each accounting for about one-half of the sales decline. Selling prices for both the Specialty Alloys' products and Dynamet's titanium products were lower by 7 percent, in part due to lower nickel, cobalt and titanium costs but also because of intense competition. In stainless products the increased competition from imported steel was a key factor.

Sales to the aerospace market sector were adversely affected by inventory reductions by customers to correct for overstocked inventory positions. Sales to industrial end use markets were another area of weakness, especially in products for petrochemical, semiconductor and processing industry applications. Automotive products were down moderately as a result of a General Motors strike early in the year and design changes.

EBIT fell 41 percent primarily because of the lower unit sales volume and selling prices. Profit margins were also affected by a less profitable product mix and a lower production level as inventories were reduced. Lower costs for raw materials, more favorable pension credits and reductions in salaried and production staffing levels helped offset the sales effects.

Engineered Products Segment
                                                   Increase
     in millions              1999      1998      (Decrease)
     -----------              ----      ----      ----------

Net sales                    $153.7    $144.4        $ 9.3
Income before interest
  expense and income
  taxes (EBIT)               $  4.6    $  9.2        $(4.6)

The 6 percent increase in sales was the result of including a full year's sales in fiscal 1999 for Carpenter Advanced Ceramics, which was acquired during 1998, and volume growth, particularly in ceramic cores for aerospace and land-based turbine blade castings and in structural ceramics applications. Sales of the Mexican steel distribution business were down because of the weak Mexican economy.

The 50 percent decrease in EBIT was due to several factors. EBIT of the Mexican distribution network was hurt by the weak economy there. Developmental costs for new metal injection molded products, start-up costs for three new ceramics facilities and expanded sales and marketing and process research programs were higher in fiscal 1999. Finally, an equipment impairment loss of $1.5 million was recognized in fiscal 1999.

Results of Operations - Fiscal 1998 Versus Fiscal 1997

Net sales were $1,176.7 million in fiscal 1998, a 25 percent increase from the $939.0 million achieved in fiscal 1997. Approximately 75 percent of the sales increase resulted from inclusion of the results of businesses acquired during fiscal 1998 and the full year effects of businesses included for only a portion of fiscal 1997. Excluding businesses acquired, sales were up by 5 percent due to strong demand in most market sectors, but especially for aerospace applications. Average unit selling prices for most specialty metals products remained about the same as in fiscal 1997.

Carpenter's sales outside the United States increased by 52 percent to $179.6 million during fiscal 1998. More than half of the sales were in Europe where sales increased by 78 percent due to the acquisition of Dynamet Incorporated and expanded market share.

Cost of sales as a percentage of sales dropped to 72 percent in fiscal 1998 from 74 percent in fiscal 1997. This improvement occurred due to improved margins and a higher production level in the Specialty Metals segment and the full year effect of Dynamet's sales.

Selling and administrative expenses were higher than in fiscal 1997 by $34.0 million and increased to 14 percent of sales versus 13 percent in fiscal 1997. About 70 percent of the increased costs resulted from the inclusion of costs for acquired businesses. Increased costs to support sales office expansions, higher distribution costs resulting from increased sales levels, and increased professional fees accounted for most of the remaining year-to-year increase.

Net pension credits reduced cost of sales and selling and administrative expenses by $21.7 million in fiscal 1998 and $9.1 million in fiscal 1997. The increase in these net credits was a result of improved market investment performance of the plans' assets.

Interest expense increased by $9.1 million mainly because of debt incurred to acquire businesses and working capital requirements.

Other (income) expense, net was negatively impacted in fiscal
1998 by $5.2 million. The sale of Carpenter's remaining investment in a joint venture in Taiwan resulted in a $2.7 million pre-tax loss in fiscal 1998. In addition, provisions for losses on former Carpenter plant sites held for sale increased by $4.8 million in fiscal 1998.

Income taxes as a percent of pre-tax income (effective tax rate) was approximately 39 percent in fiscal years 1998 and 1997. A reconciliation of the effective tax rate to the federal statutory rate is presented in note 16 to the consolidated financial statements.

Business Segment Results

Specialty Metals Segment

     in millions              1998      1997      Increase
     -----------              ----      ----      --------

Net sales                   $1,035.2   $ 842.0     $ 193.2
Income before interest
  expense and income
  taxes (EBIT)              $  151.4   $ 108.4     $  43.0

The 23 percent increase in net sales was the result of increased unit volume shipments of the Specialty Alloys unit and the inclusion of the Dynamet Incorporated unit for a full year in fiscal 1998 versus only four months in fiscal 1997 (Dynamet was acquired in February 1997). Demand was strong in most market sectors, but especially for aerospace applications. Sales of high temperature alloys and titanium were at high levels, driven by increased customer demand to support strong commercial aircraft build schedules. Unit selling prices for most products remained about the same as in fiscal 1997.

The 40 percent increase in EBIT was primarily the result of the increased unit volume sold, higher production levels and the inclusion of Dynamet's results for the full year. Higher pension credits, lower raw material costs and productivity improvements also contributed to the improved EBIT.


Engineered Products Segment

     in millions              1998      1997      Increase
     -----------              ----      ----      --------

Net sales                    $144.4    $ 99.5       $44.9
Income before interest
 expense and income
 taxes (EBIT)                $  9.2    $  4.4       $ 4.8

Approximately 72 percent of the sales improvement was due to the inclusion of sales of Rathbone Precision Metals, Carpenter Advanced Ceramics and Aceromex Atlas, which were acquired in early fiscal 1998. The remainder of the sales improvement was due to a strong demand in the Mexican distribution business and the ceramic core business for aerospace and land-based turbine applications.

The EBIT improvement was attributable to inclusion of the acquired companies mentioned above and the unit volume improvements in Mexico and ceramics products. EBIT in both periods was adversely affected by research and development expenditures for ceramics and metal injection molding technologies.

Management's Discussion of Cash Flow and Financial Condition

Cash Flow

Cash flow from operations was strong over the past three years. Net cash generated from operating activities was $87.4 million in fiscal 1999, despite the weak business conditions. This level was down from the record $108.4 million of fiscal 1998 but above the 1997 cash flow of $74.7 million.

Investing activities used $54.3 million of cash in fiscal 1999, a significant drop from the $250.2 million and $153.1 million used in fiscal 1998 and 1997, respectively. The reduced level in fiscal 1999 was due to proceeds from the sales of the Talley business segments Carpenter didn't choose to keep and a reduction in business acquisition activities, offset by higher capital expenditures.

Capital expenditures continued at a high level. Fiscal 1999 expenditures totaled $153.1 million versus $99.5 million in fiscal 1998 and $93.6 million in fiscal 1997. The 1999 level was lower than originally planned because of reevaluations of capital needs in view of current business conditions. The major expenditures during fiscal 1999 were for new strip facilities, a new forging press and capacity expansion projects at the Hartsville, South Carolina, facility. The total remaining costs on approved projects in excess of $1 million was $170 million at June 30, 1999. Of this amount, $97 million has been placed on hold pending changes in business conditions. The most significant open projects are for the completion of the strip modernization and expansion and forge press. Total capital spending for all projects is expected to be $100 million in fiscal 2000 and then decrease to a level below the annual depreciation expense of approximately $58 million after 2000.

Business acquisition activities were at a much lower pace in fiscal 1999 than in the two prior years. Fiscal 1999 acquisition spending totaled $23.1 million versus $177.8 million in fiscal 1998 and $60.2 million in fiscal 1997. The acquisitions in fiscal 1999 included the strip business of Telcon, Ltd., in the United Kingdom and two joint ventures for specialty steel production and distribution in India. The most significant acquisitions in fiscal 1998 and 1997 were Talley Industries, Inc., and Dynamet Incorporated, respectively. Details of acquisition activities for the past three years are included in note 4 to the consolidated financial statements.

During fiscal 1999 and 1998, Carpenter sold all of the businesses of the Talley Industries, Inc., government products and services and industrial products segments, as planned at the time Talley was acquired in fiscal 1998. These sales resulted in net proceeds before taxes of $121.4 million in fiscal 1999 and $20.7 million in fiscal 1998. Additional detail regarding these divestitures is provided in note 5 to the consolidated financial statements.

Total debt decreased by $16.4 million to $510.4 million in fiscal 1999. Debt as a percent of total capital (debt, deferred taxes and shareholders' equity) increased to 39.4 percent at June 30, 1999, from 38.9 percent at the beginning of the fiscal year. Details of debt and financing arrangements are provided in note 9 to the consolidated financial statements.

In fiscal 1999, $35.0 million of cash was used to acquire 955,567 treasury common shares. The dividend payout rates on common and preferred stock were maintained at $1.32 and $5,362.50 per share, respectively, and totaled $30.7 million, $28.5 million and $24.4 million in fiscal years 1999, 1998 and 1997, respectively.

Financial Condition and Liquidity

During the past three fiscal years, Carpenter maintained the ability to provide adequate cash to meet its needs through cash flow from operations, management of working capital and its flexibility to use outside sources of financing to supplement internally generated funds.

Carpenter ended fiscal 1999 in a strong liquidity position, with current assets exceeding current liabilities by $128.2 million (a ratio of 1.4 to 1). This ratio is conservatively stated because certain inventories are valued $101.1 million less than the current cost as a result of using the LIFO method.

Financing is available under a $250 million financing arrangement with four banks, providing for $200 million of revolving credit and lines of credit of $50 million. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $250 million. As of June 30, 1999, $110 million was available under the credit facility and commercial paper program. Details of financing arrangements are provided in note 9 to the consolidated financial statements.

Carpenter believes that its present financial resources, both from internal and external resources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Market Sensitive Instruments and Risk Management

Carpenter uses derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for the Specialty Metals Segment are normally offset by selling price adjustments primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. Carpenter reduces this risk by entering into commodity futures and commodity price swaps which are effective hedges of the risk. Fluctuations in foreign exchange subject Carpenter to risk of losses on anticipated future cash flows from its foreign operations. Foreign currency forward contracts are used to hedge this foreign exchange risk. These hedging strategies are reviewed and approved by management before being implemented. Management has established policies regarding the use of derivative instruments which prohibit the use of speculative or leveraged derivatives. Monthly market valuations are performed to monitor the effectiveness of Carpenter's risk management programs.

The status of Carpenter's financial instruments as of June 30, 1999 and 1998, is provided in note 10 to the consolidated financial statements. Assuming (a) an instantaneous 10 percent decrease in the price of raw materials for which Carpenter has commodity futures and swaps, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, and (c) a 10 percent change in interest rates on Carpenter's short-term debt had all occurred on June 30, 1999 and 1998, Carpenter's results of operations, cash flow and financial position would not have been materially affected.


Commitments and Contingencies

Environmental

Carpenter has environmental liabilities at some of its owned operating facilities, and has been designated as a potentially responsible party ("PRP") with respect to certain superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of cleanup costs nor the final method of their allocation among all designated PRPs at these superfund sites has been determined. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The liability recorded for environmental cleanup costs at June 30, 1999 was $9.7 million. The estimated range of the reasonably possible costs of remediation at Carpenter-owned operating facilities and the superfund sites is between $9.7 million and $13.0 million as of June 30, 1999. Recoveries of expenditures are recognized as receivables when they are estimable and probable.

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

Year 2000 Issues

Carpenter's State of Readiness

Carpenter has been formally addressing its Year 2000 issues since March 1996. These efforts involve developing an inventory, assessing the Year 2000 impact, developing conversion plans, remediating noncompliant items, testing, contacting mission critical vendors and suppliers, contacting selected customers, and developing contingency plans. A project team representing all business units has been in place since December 1998 and meeting regularly to monitor and report on the status of the project. All known Year 2000 projects have been completed as of August 31, 1999.


Risks of Year 2000 Issues and Contingency Plans

Carpenter expects that all of its systems will be fully operational and will not cause any material disruptions because of Year 2000 issues. Contingency plans are being developed for any process determined to be mission critical. Contingency planning is scheduled to be completed for all business units by September 30, 1999.

Because of the uncertainties associated with assessing preparedness of suppliers, there is a risk of a material adverse effect on Carpenter's future results of operations if these constituencies are not capable of correcting their Year 2000 issues. Carpenter has contacted and is continuing to monitor the progress of all suppliers determined to be mission critical. All suppliers who have responded indicated that they will be able to provide their products or services to Carpenter with no interruptions. Contingency plans are currently being developed for these suppliers to prepare for a possible unexpected outage.

Carpenter has a very large, diverse customer base with thousands of customers. No customer represents more than 4 percent of Carpenter's net sales. However, Carpenter has assessed the state of readiness of its major customers to determine if there will be any significant loss of business due to the Year 2000 computer issues and has not found any major customer who is not actively addressing the issues on a timely basis.

Carpenter hired an independent consultant to perform a status study of its Year 2000 efforts in March 1999. This review resulted in several recommendations to improve the project effectiveness. The recommendations have been reviewed with management and appropriate actions have been taken.



Costs to Address Carpenter's Year 2000 Issues

The following is a summary of past and expected future costs to remediate Carpenter's Year 2000 Issues:

                             Fiscal   Fiscal   Fiscal    Estimated
                             1997     1998     1999     Fiscal 2000
(in millions)                Costs    Costs    Costs       Costs       Total
----------------------------------------------------------------------------

Costs charged to income
  before taxes(a)             $1.5     $2.2    $ .9         $ .9        $5.5

Capitalized software
  and hardware(b)                -        -     2.4          1.3         3.7

Total Year 2000 costs         $1.5     $2.2    $3.3         $2.2        $9.2

(a) The majority of these costs were for outside consultants and programmers, were in addition to the normal budget for information systems, and were paid currently. As a result of these efforts, no major systems projects have been deferred to future periods. Carpenter does not separately track the internal costs, principally payroll related costs of its employees, incurred to address the Year 2000 issue.

(b)  Costs to replace non-Year 2000 compliant systems.


                   Forward-Looking Statements
                   --------------------------

     This Form 10-K contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) excess inventory and the impact of inventory adjustments in Carpenter's aerospace customer base; 3) worldwide excess capacity for certain alloys which Carpenter produces, resulting in increased competition and downward pricing pressure on Carpenter products; 4) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 5) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 6) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain a favorable ruling in dumping and countervailing duty claims against foreign producers; 7) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 8) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 9) the ability of Carpenter's suppliers and customers to correct or replace their computer systems for Year 2000 Issues. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended.


Item 8.  Financial Statements and Supplementary Data


Index to Consolidated Financial Statements and Supplementary Data


                                                       Page
                                                       ----
Consolidated Financial Statements:

  Report of Independent Accountants                     26

  Consolidated Statement of Income for the
    Years Ended June 30, 1999, 1998 and 1997            27

  Consolidated Statement of Cash Flows for the
    Years Ended June 30, 1999, 1998 and 1997            28

  Consolidated Balance Sheet as of
    June 30, 1999 and 1998                              29

  Consolidated Statement of Changes in
    Shareholders' Equity for the Years Ended
    June 30, 1999, 1998 and 1997                      30-31

  Notes to Consolidated Financial Statements          32-56


Supplementary Data:

  Quarterly Financial Data (Unaudited)                  57





Report of Independent Accountants

To the Board of Directors and
Shareholders of Carpenter Technology Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Carpenter Technology Corporation and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Carpenter's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 27, 1999, except as to the information presented in note 17 for which the date is August 6, 1999.





Consolidated Statement of Income
Carpenter Technology Corporation

for the years ended June 30, 1999, 1998 and 1997


(in millions, except
per share data)                       1999     1998     1997
                                   --------------------------
Net sales                          $1,036.7  $1,176.7  $939.0
                                   --------------------------
Costs and expenses:
  Cost of sales                       773.5     848.3   697.9
  Selling and administrative
    expenses                          164.0     160.4   126.4
  Interest expense                     29.3      29.0    19.9
  Special charge                       14.2         -       -
  Other (income) expense, net           (.1)      2.1    (3.1)
                                   --------------------------
                                      980.9   1,039.8   841.1
                                   --------------------------
Income before income taxes             55.8     136.9    97.9

Income taxes                           18.7      52.9    37.9
                                   --------------------------
Net income                         $   37.1      84.0  $ 60.0
                                   ==========================



Earnings per common share:
  Basic                            $   1.61   $  4.01  $ 3.32
  Diluted                          $   1.58   $  3.84  $ 3.16




See accompanying notes to consolidated financial statements.


Consolidated Statement of Cash Flows
Carpenter Technology Corporation
for the years ended June 30, 1999, 1998 and 1997

(in millions)                             1999      1998      1997
-------------                           ---------------------------
OPERATIONS
Net income                              $  37.1    $ 84.0   $  60.0
Adjustments to reconcile net income
 to net cash provided from operations:
  Depreciation                             51.8      46.8      36.8
  Amortization of intangible assets        13.9      11.4       5.9
  Deferred income taxes                    (6.2)     14.6       7.1
  Prepaid pension costs                   (29.4)    (21.1)     (8.3)
  Net loss on asset disposals               1.5       5.0        .8
  Special charge                           14.2        -         -
  Changes in working capital and other,
   net of acquisitions:
    Receivables                            28.7       5.5      (3.1)
    Inventories                            18.9     (17.2)    (17.3)
    Accounts payable                      (23.2)    (12.0)     (4.2)
    Accrued current liabilities           (10.2)     (7.8)     11.2
    Other, net                             (9.7)      (.8)    (14.2)
                                        ---------------------------
    Net cash provided from operations      87.4     108.4      74.7
                                        ---------------------------
INVESTING ACTIVITIES
Purchases of plant and equipment         (153.1)    (99.5)    (93.6)
Proceeds from disposals of plant
  and equipment                              .5       1.1        .7
Acquisitions of businesses,
  net of cash received                   ( 23.1)   (177.8)    (60.2)
Proceeds from net assets held for sale    121.4      20.7         -
Proceeds from sale of interest
  in joint venture                            -       5.3         -
                                        ---------------------------
  Net cash used for investing activities  (54.3)   (250.2)   (153.1)
                                        ---------------------------
FINANCING ACTIVITIES
Net change in short-term debt              20.2      39.3      53.6
Proceeds from issuance of long-term debt      -     198.0      60.0
Payments on long-term debt                (36.6)   (182.8)     (7.1)
Payments to acquire treasury stock        (35.0)        -         -
Dividends paid                            (30.7)    (28.5)    (24.4)
Proceeds from issuance of common stock      2.1     149.6       1.8
                                        ---------------------------
  Net cash provided from (used for)
    financing activities                  (80.0)    175.6      83.9
                                        ---------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (46.9)     33.8       5.5
Cash and cash equivalents at
  beginning of year                        52.4      18.6      13.1
                                        ---------------------------
Cash and cash equivalents at
 end of year                            $   5.5   $  52.4   $  18.6
                                        ===========================


See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
Carpenter Technology Corporation

June 30, 1999 and 1998

(in millions, except share data)           1999         1998
--------------------------------        ----------------------
ASSETS
Current assets:
  Cash and cash equivalents             $    5.5     $   52.4
  Accounts receivable, net of
    allowance for doubtful
    accounts of $1.9 each year             150.6        177.0
  Inventories                              250.3        267.1
  Net assets held for sale                     -        130.2
  Other current assets                      16.3         18.8
                                        ----------------------
    Total current assets                   422.7        645.5
Property, plant and equipment, net         750.4        644.1
Prepaid pension cost                       140.5        138.0
Goodwill, net                              179.2        171.8
Other assets                               115.0         99.5
                                        ----------------------
Total assets                            $1,607.8     $1,698.9
                                        ======================
LIABILITIES
Current liabilities:
  Short-term debt                       $  140.0     $  119.8
  Accounts payable                          59.6         80.5
  Accrued liabilities                       78.2         87.7
  Deferred income taxes                      1.3         24.8
  Current portion of long-term debt         15.4         36.3
                                        ----------------------
    Total current liabilities              294.5        349.1
Long-term debt, net of current portion     355.0        370.7
Accrued postretirement benefits            138.9        140.5
Deferred income taxes                      149.8        142.9
Other liabilities                           37.1         36.2

SHAREHOLDERS' EQUITY
Preferred stock - authorized
  2,000,000 shares                          26.8         27.8
Common stock - authorized
  100,000,000 shares                       115.3        115.0
Capital in excess of par value -
  common stock                             191.9        190.0
Reinvested earnings                        365.5        359.1
Common stock in treasury, at cost          (38.4)        (3.4)
Deferred compensation                      (16.4)       (17.8)
Foreign currency translation
  adjustments                              (12.2)       (11.2)
                                        ----------------------
    Total shareholders' equity             632.5        659.5
                                        ----------------------
Total liabilities and
  shareholders' equity                  $1,607.8     $1,698.9
                                        ======================


See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation
for the years ended June 30, 1999, 1998 and 1997


                            Preferred     Common Stock                                    Trans-  Total
                              Stock      Par   Capital in                      Deferred   lation  Share-
(in millions, except        Par Value   Value   Excess of  Reinvested Treasury  Compen-   Adjust- holders'
 per share data)             of $5      of $5   Par Value   Earnings   Stock    sation    ments   Equity
----------------------------------------------------------------------------------------------------------
Balances at June 30, 1996     $28.6     $97.7     $13.5      $268.0    $(64.5)  $(22.8)   $(11.4)  $309.1
 Net income                                                    60.0                                  60.0
 Cash dividends:
  Common @ $1.32 per share                                    (22.8)                                (22.8)
  Preferred @ $5,362.50
   per share                                                   (1.6)                                 (1.6)
 Stock options exercised                  0.4       1.4                                               1.8
 Shares issued to acquire
  business                                         38.5                  61.0                        99.5
 Other                         (0.4)      0.1       0.9                            2.5       0.2      3.3
----------------------------------------------------------------------------------------------------------
Balances at June 30, 1997      28.2      98.2      54.3       303.6      (3.5)   (20.3)    (11.2)   449.3
 Net income                                                    84.0                                  84.0
 Cash dividends:
  Common @ $1.32 per share                                    (26.9)                                (26.9)
  Preferred @ $5,362.50
   per share                                                   (1.6)                                 (1.6)
 Stock options exercised                  0.9       4.3                                               5.2
 Common stock offering                   15.8     128.6                                             144.4
 Shares issued to acquire
  business                                          0.5                   0.5                         1.0
 Other                        ( 0.4)      0.1       2.3                  (0.4)     2.5                4.1
----------------------------------------------------------------------------------------------------------
Balances at June 30, 1998      27.8     115.0     190.0       359.1      (3.4)   (17.8)    (11.2)   659.5
 Net income                                                    37.1                                  37.1
 Cash dividends:
  Common @ $1.32 per share                                    (29.2)                                (29.2)
  Preferred @ $5,362.50
   per share                                                   (1.5)                                 (1.5)
 Stock options exercised                  0.1       0.4                                               0.5
 Treasury shares purchased                                              (35.0)                      (35.0)
 Other                         (1.0)      0.2       1.5                            1.4      (1.0)     1.1
----------------------------------------------------------------------------------------------------------
Balances at June 30, 1999     $26.8    $115.3    $191.9      $365.5    $(38.4)  $(16.4)   $(12.2)  $632.5
==========================================================================================================


See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity (continued) Carpenter Technology Corporation for the years ended June 30, 1999, 1998 and 1997


                                  Preferred           Common Shares
                                             ---------------------------------
                                   Shares                               Net
                                   Issued    Issued     Treasury   Outstanding
Balances at June 30, 1996           453.1  19,545,751  (2,930,074)  16,615,677
 Stock options exercised,
  net of 45,826 shares exchanged               86,769                   86,769
 Shares issued to acquire business                      2,772,059    2,772,059
 Other                               (5.8)     10,400      (2,590)       7,810
-------------------------------------------------------------------------------
Balances at June 30, 1997           447.3  19,642,920    (160,605)  19,482,315
 Stock options exercised,
  net of 766 shares exchanged                 171,401                  171,401
 Common stock offering                      3,162,500                3,162,500
 Shares issued to acquire business                         21,409       21,409
 Treasury shares purchased                                 (7,432)      (7,432)
 Other                               (6.2)     18,215      (1,292)      16,923
-------------------------------------------------------------------------------
Balances at June 30, 1998           441.1  22,995,036    (147,920)  22,847,116
 Stock options exercised                       13,940                   13,940
 Treasury shares purchased                               (955,567)    (955,567)
 Other                              (15.3)     42,800      (1,554)      41,246
-------------------------------------------------------------------------------

Balances at June 30, 1999           425.8  23,051,776  (1,105,041)  21,946,735
===============================================================================


Consolidated Statement of Comprehensive Income
Carpenter Technology Corporation
for the years ended June 30, 1999, 1998 and 1997


(in millions)                                1999        1998      1997
-------------                                ----        ----      ----

 Net income                                 $ 37.1      $ 84.0    $ 60.0
 Foreign currency translation, net of tax     (1.0)          -        .2
 Comprehensive income                       $ 36.1      $ 84.0    $ 60.2



See accompanying notes to consolidated financial statements.





              Notes to Consolidated Financial Statements
                            __________


 1.  Summary of Significant Accounting Policies

     Basis of Consolidation - The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter has an ownership interest of 20 percent or more are accounted for on an equity basis and accordingly, Carpenter's share of their income is included in consolidated net income.

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

     Depreciation and Amortization - Depreciation for financial reporting purposes is computed by the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in income.

     The costs of intangible assets other than goodwill, which are included in other assets on the consolidated balance sheet, are comprised principally of trademarks and tradenames, computer software, and agreements not to compete and are amortized for financial reporting purposes on a straight-line basis over their respective estimated useful lives, ranging from 3 to 30 years.

     Goodwill - Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of companies acquired to date, is being amortized on a straight-line basis over the estimated life of the goodwill, ranging from 20 to 40 years. Accumulated amortization of goodwill was $16.2 million and $9.5 million at June 30, 1999 and 1998, respectively.

     Long-Lived Assets - Long-lived assets, including goodwill and other intangibles, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future cash flows. Carpenter evaluates long-lived assets for impairment by individual business unit.

              Notes to Consolidated Financial Statements
                            __________

 1.  Summary of Significant Accounting Policies (continued)

     Environmental Expenditures - Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value, but estimated receivables are measured on a discounted basis.

     Foreign Currency Translation - Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are accumulated in a separate component of stockholders' equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other noncurrent assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income.

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



              Notes to Consolidated Financial Statements
                            __________

 1.  Summary of Significant Accounting Policies (continued)

     Foreign Currency Forward Contracts - In connection with certain future payments between Carpenter and its various European subsidiaries, foreign currency forward contracts are used to reduce the risk of foreign currency exposures. The foreign currency forward contracts do not qualify as hedges for financial reporting purposes, as the anticipated cash flows are not definitive. Therefore, the contracts are marked to market and any related gain or loss is included in other income and expense in the consolidated statement of income. Gains and losses for the years presented were not material to Carpenter's results of operations or cash flows.

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

     New Accounting Pronouncements - Effective July 1, 1998, Carpenter adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." This statement requires that all items which are defined as components of comprehensive income be reported in the financial statements and displayed with the same prominence as other financial statements. In fiscal 1999, Carpenter also adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (see note 18).

     Pending Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for Carpenter's fiscal 2001. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or comprehensive income. Carpenter anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on Carpenter's future results of operations or financial position.


              Notes to Consolidated Financial Statements
                            __________

2.  Earnings Per Common Share

     The computation of basic and diluted earnings per share for the years ended June 30, 1999, 1998 and 1997 follows:

     (in millions, except per share data)

                                    1999      1998      1997
                                    ----      ----      ----
     Basic EPS:

       Net income                  $ 37.1    $ 84.0    $ 60.0
       Dividends accrued on
         convertible preferred
         stock, net of tax
         benefits                    (1.5)     (1.6)     (1.6)
                                   ------    ------    ------
       Earnings available for
         common shareholders       $ 35.6    $ 82.4    $ 58.4
                                   ======    ======    ======

       Weighted average common
         shares outstanding          22.1      20.5      17.6
                                   ======    ======    ======
       Basic earnings per share    $ 1.61    $ 4.01    $ 3.32
                                   ======    ======    ======


     Diluted EPS:

       Net income                  $ 37.1    $ 84.0    $ 60.0
       Assumed shortfall between
         common and preferred
         dividends                    (.7)      (.6)      (.6)
                                   ------    ------    ------
       Earnings available for
         common shareholders       $ 36.4    $ 83.4    $ 59.4
                                   ======    ======    ======

       Weighted average common
         shares outstanding          22.1      20.5      17.6
       Assumed conversion of
         preferred shares              .9        .9        .9
       Effect of shares issuable
         under stock option plans      .1        .3        .3
                                   ------    ------    ------
       Adjusted weighted average
         common shares               23.1      21.7      18.8
                                   ======    ======    ======
       Diluted earnings per share  $ 1.58    $ 3.84    $ 3.16
                                   ======    ======    ======


              Notes to Consolidated Financial Statements
                            __________

 3.  Special Charge

     During the third quarter of fiscal 1999, Carpenter recorded a pre-tax charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried work force reduction and a reconfiguration of its U.S. distribution network. The positions being eliminated include various salaried positions throughout the Specialty Alloys Operations and corporate offices. The charge consisted chiefly of various personnel-related costs for about 210 employees to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $13.0 million of the charge will be paid from pension funds and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. Through June 30, 1999, there was a reduction of approximately 150 employees. The remaining employees are expected to depart during fiscal 2000.

4.   Acquisitions of Businesses

     During the past three fiscal years, Carpenter acquired the businesses described below, which were accounted for by the purchase method of accounting:

          Fiscal 1999

          In April 1999, Carpenter finalized a joint venture with Kalyani Steels Ltd. that established two companies in India, at an initial cost of $10.7 million, including organization costs. The companies established are Kalyani Carpenter Special Steels Ltd. (KCSS), a specialty steel manufacturing company, and Kalyani Carpenter Metal Centres Ltd. (KCMC), a specialty steel distribution company. Carpenter owns 26 percent of KCSS and 51 percent of KCMC. The investment in KCSS exceeded Carpenter's share of the initial equity of KCSS by $6.0 million which is included in other assets in the consolidated balance sheet and is being amortized on a straight-line basis over 20 years.

          In October 1998, Carpenter acquired the strip producing business of Telcon, Ltd., for $11.4 million of cash, including acquisition costs. This facility produces narrow strip for electronic applications using magnetic and controlled expansion alloys. Based upon a preliminary valuation, the fair value of the net assets acquired approximated the purchase price.

          Fiscal 1999 included other acquisitions which were immaterial. The pro-forma impact of the fiscal 1999 acquisitions was not material.


              Notes to Consolidated Financial Statements
                            __________


 4.   Acquisitions of Businesses (continued)

          Fiscal 1998

          On February 19, 1998, Carpenter completed the acquisition of Talley Industries, Inc. ("Talley"). Carpenter acquired the outstanding common and preferred stock of Talley for $187.0 million of cash, including acquisition costs, and assumed Talley debt with a fair market value of $136.5 million. Talley had $35.1 million of cash at the initial acquisition date. The purchase price included $78.3 million of goodwill which is being amortized on a straight-line basis over 40 years.

          Talley was a diversified company composed of a stainless steel products segment, a government products and services segment and an industrial products segment. Carpenter has retained the companies in the stainless steel products segment, and divested all of the companies in the other two segments. Accordingly, the divested segments were accounted for as net assets held for sale (see note 5).

          On October 31, 1997, Carpenter acquired the net assets of Shalmet Corporation and its affiliates for $9.3 million in stock and cash, including acquisition costs, and assumed $4.1 million of Shalmet's debt. Shalmet converts semi-finished coil and bar to finished round bar and coil products. The fair value of the net assets acquired approximated the purchase price.

          On September 30, 1997, Carpenter acquired four of the operating units of ICI Australia, Ltd., for $16.6 million of cash, including acquisition costs. These four operating units manufacture structural ceramic components and powder products. The purchase price included $4.9 million of goodwill, which is being amortized on a straight-line basis over 20 years.

          Fiscal 1998 included other acquisitions which were immaterial.


              Notes to Consolidated Financial Statements
                            __________

 4.  Acquisitions of Businesses (continued)

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

     The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of acquisition, as follows:

     (in millions)                   1999      1998      1997
                                   ---------------------------
     Working capital,
       other than cash             $  2.3    $ 34.7    $ 26.5
     Property, plant and
       equipment                      9.1      81.8      38.8
     Prepaid pension cost               -      17.2         -
     Goodwill                         1.0      72.1      87.5
     Other assets                    10.7      11.1     27. 2
     Noncurrent liabilities             -     (38.1)    (20.3)
                                   ---------------------------
     Purchase price, net of
       cash received               $ 23.1    $178.8    $159.7
                                   ===========================

     During fiscal 1999, adjustments for final purchase price allocations resulted in an increase in goodwill of $13.0 million and a reduction of deferred taxes of $10.4 million.

     Deferred tax liabilities included in the allocation totaled $36.8 million in fiscal 1998 and $27.0 million in fiscal 1997. Debt included in the allocation was $141.7 million in fiscal 1998 and $10.2 million in fiscal 1997. No debt or deferred taxes were included in the allocation in fiscal 1999.



              Notes to Consolidated Financial Statements
                            __________


 5.  Net Assets Held for Sale

     The eight businesses of the government products and services and industrial products segments of Talley Industries, Inc. (Talley), were sold as of June 30, 1999. The net income of all of the businesses in these segments was excluded from Carpenter's consolidated statement of income from the date of acquisition through December 31, 1998 and amounted to $2.7 million for fiscal 1998 and $1.5 million for fiscal 1999. Beginning January 1, 1999, the operating results for the remaining businesses have been included in Carpenter's consolidated statement of income until the dates of their sales.

     Through December 31, 1998, changes in estimates for net cash proceeds on the sales of all of the businesses, interest costs and operating cash flows until the time of their sale were recorded as adjustments of goodwill.

     A summary of activity for the past two fiscal years in the net assets held for sale follows:

     (in millions)                       1999      1998
                                        ------    ------
     Balance beginning of year          $130.2    $    -
     Allocation of purchase price            -     150.9
     Proceeds from sales of businesses  (134.0)    (41.4)
     Net cash funded by Carpenter         10.3      14.1
     Interest allocated                    2.3       6.6
     Changes in estimated net
       proceeds on sales:
          Charged to goodwill            (11.7)        -
          Credited to pre-tax income       1.7*        -
     Pre-tax income of businesses from
        January 1, 1999 to dates
        of sales                           1.2*        -
                                        ------    ------
     Balance end of year                $    -    $130.2
                                        ======    ======

     * Included in other income and expense on the consolidated statement of income. In addition, other changes in the purchase price allocation subsequent to December 31, 1998, resulted in expense of $3.4 million which was also included in other income and expense.



              Notes to Consolidated Financial Statements
                            __________

 6.  Inventories
                                                  June 30
     (in millions)                            1999      1998
                                             ----------------
     Finished and purchased products         $142.6    $169.1
     Work in process                          167.3     183.3
     Raw materials and supplies                41.5      46.2
                                             ----------------
     Total at current cost                    351.4     398.6
                                             ----------------
     Less excess of current cost
       over LIFO values                       101.1     131.5
                                             ----------------
                                             $250.3    $267.1
                                             ================

     Current cost of LIFO-valued inventories was $294.9 million at June 30, 1999, and $352.2 million at June 30, 1998.

 7.  Property, Plant and Equipment
                                               June 30
     (in millions)                        1999         1998
                                        ---------------------
     Land                               $   13.9     $    9.5
     Buildings and building equipment      220.0        204.6
     Machinery and equipment               923.9        836.0
     Construction in progress               96.0         54.7
                                        ---------------------
     Total at cost                       1,253.8      1,104.8
                                        ---------------------
     Less accumulated depreciation
       and amortization                    503.4        460.7
                                        ---------------------
                                        $  750.4     $  644.1
                                        =====================

     The estimated useful lives of depreciable assets are as follows: land improvements - 20 years; buildings and equipment - 20 to 45 years; machinery and equipment - 5 to 30 years; autos and trucks - 3 to 6 years; office furniture and equipment - 3 to 10 years. Effective April l, 1999, Carpenter changed its estimates of the useful lives of certain major manufacturing equipment from 20 to 30 years. This change recognizes the current expectations of economic useful lives for this equipment and resulted in a reduction of depreciation expense of $1.8 million or $.04 per diluted share during the fourth quarter of fiscal 1999.


 8.  Accrued Liabilities
                                                 June 30
     (in millions)                            1999      1998
                                             ---------------
     Compensation                            $27.5     $35.0
     Employee benefits                        20.9      14.8
     Interest                                  8.5       8.5
     Income taxes                              2.1         -
     Environmental costs                       1.9       4.9
     Other                                    17.3      24.5
                                             ---------------
                                             $78.2     $87.7
                                             ===============

             Notes to Consolidated Financial Statements
                            __________

 9.  Debt Arrangements

     Carpenter has a $250 million financing arrangement with four banks, providing for the availability of $200 million of revolving credit and $50 million under lines of credit. Interest is based on short-term market rates. As of June 30, 1999, there was $140.0 million outstanding under the revolving credit agreement, and no borrowings under the lines of credit or commercial paper.

     For the years ended June 30, 1999, 1998 and 1997, interest cost totaled $34.8 million, $31.1 million and $22.3 million, of which $5.5 million, $2.1 million and $2.4 million, respectively, were capitalized.

     The weighted average interest rates for short-term borrowings during fiscal 1999 and 1998 were 5.5 percent and
     6.0 percent, respectively.

     Long-term debt outstanding at June 30, 1999 and 1998, consists of the following:

     (in millions)                             1999      1998
                                             -------   -------
     Medium-term notes at 6.28%
       to 7.10% due from
       April 2003 to 2018                    $ 198.0   $ 198.0
     9% Sinking fund debentures
       due 2022, callable beginning in
       March 2002 at 104.2%; sinking
       fund requirements are $5.0 million
       annually from 2003 to 2021               99.6      99.6
     Medium-term notes at
       6.78% to 7.80% due from
       August 1999 to 2005                      70.0      80.0
     10.75% Senior notes due 2003,
       redeemed during 1999,
       financed with short-term debt               -      23.2
     Other                                       2.8       6.2
                                             -------   -------
     Total                                     370.4     407.0
     Less amounts due within one year           15.4      36.3
                                             -------   -------
     Long-term debt, net of current portion  $ 355.0   $ 370.7
                                             =======   =======

     Aggregate maturities of long-term debt for the four years subsequent to June 30, 2000, are $10.4 million in fiscal
     2001, $25.2 million in fiscal 2002, $45.2 million in fiscal
     2003, and $.2 million in fiscal 2004.

     Carpenter's financing arrangements contain restrictions on the total amount of debt and the minimum tangible net worth allowed.


              Notes to Consolidated Financial Statements
                            __________

10.  Financial Instruments

     The carrying amounts and estimated fair values of Carpenter's financial instruments were as follows:

                                                  June 30
                                   -------------------------------------
     (in millions)                        1999                1998
                                   ------------------  -----------------
                                   Carrying   Fair     Carrying   Fair
                                    Value     Value     Value     Value
                                   ------------------  -----------------
     Cash and cash equivalents     $   5.5   $   5.5  $  52.4   $  52.4
     Company-owned life insurance  $  19.7   $  19.7  $  81.1   $  81.1
     Short-term debt               $ 140.0   $ 140.0  $ 119.8   $ 119.8
     Long-term debt                $ 370.4   $ 364.5  $ 407.0   $ 425.0
     Futures contracts and
      commodity price swaps        $     -   $   1.7* $     -   $  (3.9)*
     Foreign currency forward
       contracts                   $    .8   $    .8  $    .2   $    .2

       *The unrealized gains and (losses) on futures contracts are deferred and will be included in cost of sales when the related transactions are completed.

     The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short maturities of these instruments. The carrying amount for company-owned life insurance is based on cash surrender values determined by the insurance carriers.

     The fair value of long-term debt as of June 30, 1999 and 1998, was determined by using current interest rates and market values of similar issues.

     The fair value of raw material futures contracts and commodity price swaps was based on quoted market prices for these instruments. The notional amounts of these instruments were $17.0 million and $15.4 million at June 30, 1999 and 1998, respectively. These financial instruments have various maturity dates ranging from 1999 to 2003.

     The fair value of foreign currency forward contracts represents the amount to be exchanged if the existing contracts were settled at year end, based on market quotes. The notional amounts of these contracts, principally in the Euro, were $14.0 million and $5.5 million at June 30, 1999 and 1998, respectively. The foreign currency forward contracts have various maturity dates in 1999 and 2000.

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


              Notes to Consolidated Financial Statements
                            __________

11.  Common Stock

     Common Stock Authorization:

     During 1998, Carpenter's shareholders approved an amendment to the Restated Certificate of Incorporation which increased the number of authorized shares of common stock from 50 million shares to 100 million shares.

     Common Stock Repurchase Program:

     On August 6, 1998, Carpenter rescinded the 1989 stock repurchase program and approved a new stock repurchase program for up to 1.2 million, or 5 percent, of the outstanding shares of Carpenter's common stock. The shares may be purchased over time and held as treasury shares. Since August 6, 1998, .9 million shares had been repurchased at a total cost of $34.5 million. In addition, treasury shares increased by $.5 million as a result of employee benefit plan transactions.

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

             Notes to Consolidated Financial Statements
                            __________

11.  Common Stock (continued)

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

12.  Stock-Based Compensation

     Carpenter has three stock-based compensation plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

     1993 Plan:

     The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. As of June 30, 1999 and 1998, 463,415 and 1,050,255 shares, respectively, were reserved for options and share awards which may be granted under this plan.

     Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant.

     Restricted stock awards vest over periods ranging from one to five years from the date of grant. When restricted shares are issued, deferred compensation is recorded in the shareholders' equity section of the consolidated balance sheet. The deferred compensation is charged to expense over the vesting period. During fiscal 1999, 1998 and 1997, $.4 million, $.5 million and $.6 million, respectively, were charged to expense for vested restricted shares.

     Performance share awards are earned only if Carpenter achieves certain performance levels over a three-year period. The awards are payable in shares of common stock


             Notes to Consolidated Financial Statements
                            __________

12.  Stock-Based Compensation (continued)

     and expensed over the three-year performance period. In June 1998 and 1997, 41,700 and 24,700 performance share awards, respectively, were granted contingent on performance over the three fiscal years after grant. During fiscal 1999, 1998 and 1997, $.5 million, $1.0 million and $.3 million, respectively, were charged to expense for earned performance shares.

     1982 and 1977 Plans:

     The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, and are exercisable after one year of employment following the date of grant and expire ten years after grant. At June 30, 1999 and 1998, 2,120 and 1,420 shares, respectively, were reserved for options which may be granted under the 1977 plan.

     Carpenter has a stock-based compensation plan which provides for the granting of stock options and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 1999 and 1998, 85,000 and 109,000 shares, respectively, were reserved for options which may be granted under this plan.

     A summary of the option activity under all plans for the past three years follows:
                                                  Weighted
                                                  Average
                                   Number of      Exercise
                                    Shares         Price
                                   -----------------------
     Balance June 30, 1996           813,506      $29.77
      Granted                        315,600      $43.17
      Exercised                     (132,595)     $28.06
      Cancelled                       (7,100)     $34.73
                                   -----------------------
     Balance June 30, 1997           989,411      $34.24
      Granted                        339,700      $49.65
      Exercised                     (172,167)     $30.53
      Cancelled                       (5,000)     $41.16
                                   -----------------------
     Balance June 30, 1998         1,151,944      $39.30
      Granted                        597,500      $28.80
      Exercised                      (13,940)     $30.67
      Cancelled                      (13,760)     $49.16
                                   -----------------------
     Balance June 30, 1999         1,721,744      $35.65
                                   =======================

             Notes to Consolidated Financial Statements
                            __________

12.  Stock-Based Compensation (continued)

     Following is a summary of stock options outstanding at June 30, 1999:

                         Outstanding Options
     -------------------------------------------------------------
                                        Weighted
                       Number           Average       Weighted
      Exercise      Outstanding at      Remaining     Average
     Price Range      06/30/99            Life     Exercise Price
     -------------------------------------------------------------
     $19  -$30         757,709            8.22         $ 27.69
     $31  -$40         398,035            6.70         $ 33.38
     $41  -$51         566,000            8.54         $ 47.90
                     ---------
                     1,721,744                         $ 35.65
                     =========

     Of the options outstanding at June 30, 1999, 1,205,275 relate to the 1993 plan, 83,267 relate to the 1982 plan, 304,700 relate to the 1977 plan and 128,502 relate to the plan for non-employee Directors.


                         Exercisable Options
     ------------------------------------------------------------
                            Number                    Weighted
      Exercise           Exercisable at               Average
     Price Range           06/30/99                Exercise Price
     ------------------------------------------------------------
     $19  -$30              188,709                    $ 25.42
     $31  -$40              371,535                    $ 33.23
     $41  -$51              564,000                    $ 47.91
                          ---------
                          1,124,244                    $ 39.28
                          =========


             Notes to Consolidated Financial Statements
                            __________

12.  Stock-Based Compensation (continued)

     Carpenter accounts for its stock option plans in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion 25, no compensation cost is recognized because the exercise price of Carpenter's employee stock options equals the market price of the underlying stock at the date of the grant. Had compensation cost for Carpenter's stock option plans been determined based on the fair value at the grant date for awards in accordance with SFAS 123, "Accounting for Stock-based Compensation," net income would have been reduced by $1.6 million, $1.1 million and $.9 million, and diluted earnings per share would have been reduced by $.07, $.05 and $.05 in fiscal 1999, 1998 and 1997, respectively.

     These pro forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1996. A summary of the assumptions and data used in these calculations follows:

                                     1999      1998      1997
                                     ----      ----      ----
     Weighted average exercise
       price of options
       exercisable                 $39.28    $34.98    $30.05
     Weighted average
       fair value per share
       of options                  $10.12    $ 7.59    $ 7.93
     Fair value assumptions:
       Risk-free interest rate       5.4%      5.6%      6.3%
       Expected volatility          20.3%     18.3%     20.6%
       Expected life of options    5 years   5 years   5 years
       Expected dividends            2.7%      2.9%      4.2%

13.  Pension and Other Postretirement Benefits

     Carpenter provides several noncontributory defined benefit pension plans and postretirement benefit plans to a majority of its employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.



              Notes to Consolidated Financial Statements
                            __________

13.  Pension and Other Postretirement Benefits (continued)

                                                               Other
                                       Pension Plans    Postretirement Plans
     (in millions)                     1999     1998       1999      1998
                                       ----     ----       ----      ----

     Change in projected
     -------------------
       benefit obligation
       ------------------
     Projected benefit
       obligation at
       beginning of year              $585.8   $482.4    $ 170.5   $ 140.8
     Service cost                       17.6     15.1        2.9       2.4
     Interest cost                      39.6     36.6       11.4      10.3
     Plans of acquired companies           -     45.4          -       7.7
     Change in purchase
       price allocation                (28.4)       -          -         -
     Special termination benefits(a)    12.8        -          -         -
     Plan amendments                     3.2        -          -         -
     Actuarial loss                      3.7     37.5        6.6      17.6
     Benefits paid                     (42.1)   (31.2)      (8.6)     (8.3)
                                      ------------------------------------
     Projected benefit obligation
       at end of year                 $592.2   $585.8    $ 182.8   $ 170.5
                                      ====================================
     Change in plan assets
     ---------------------
     Fair value of plan assets at
       beginning of year              $920.1   $721.0    $  61.2   $  45.6
     Actual return on plan assets      151.1    177.5       19.3      15.8
     Company contributions                .4       .3        8.4       8.1
     Plans of acquired companies           -     54.4          -         -
     Change in purchase price
       allocation                      (47.0)       -          -         -
     Benefits paid from plan assets    (42.9)   (33.1)      (8.6)     (8.3)
                                      ------------------------------------
     Fair value of plan assets
       at end of year                 $981.7   $920.1    $  80.3   $  61.2
                                      ====================================

     Funded status of the plans       $389.5   $334.3    $(102.5)  $(109.3)
     --------------------------
     Unrecognized transition asset      (5.6)    (8.5)         -         -
     Unrecognized prior service
       cost (benefit)                   30.4     29.6       (9.0)     (9.7)
     Unrecognized net gain            (292.3)  (234.5)     (34.7)    (29.1)
                                      ------------------------------------
     Prepaid (accrued) benefit cost   $122.0   $120.9    $(146.2)  $(148.1)
                                      ====================================
     Principal actuarial
     -------------------
       assumptions at June 30:
       ----------------------
     Discount rate                      7.0%     7.0%       7.0%      7.0%
     Long-term rate of
       compensation increase            4.5%     4.5%         -         -
     Long-term rate of
       return on plan assets            9.0%     9.0%       9.0%      9.0%

     (a) Benefits provided to employees terminated as a result of a salaried work force reduction and reconfiguration of distribution network. See note 3 to the consolidated financial statements.


              Notes to Consolidated Financial Statements
                            __________

13.  Pension and Other Postretirement Benefits (continued)

Pension and other postretirement plans included the following net credits and costs components:
                                                    Other
                           Pension Plans      Postretirement Plans
(in millions)           1999    1998   1997    1999   1998    1997
                        ----    ----   ----    ----   ----    ----
Service cost          $ 17.6  $ 15.1  $13.4   $ 2.9  $ 2.4  $  2.4
Interest cost           39.6    36.6   32.7    11.4   10.3    10.6
Expected return on
  plan assets          (80.9)  (66.5) (52.9)   (5.5)  (4.1)   (3.1)
Amortization of
  transition asset      (2.9)   (2.9)  (2.9)      -      -       -
Amortization of prior
  service cost           2.4     2.4    2.4     (.7)   (.6)     .2
Amortization of net
   gain                 (9.7)   (6.4)  (1.8)   (1.3)  (1.5)   (1.4)
Change in purchase
   price allocation      4.8       -      -       -      -       -
                      ------  ------  -----   -----  -----   -----
Net(credit) cost      $(29.1) $(21.7) $(9.1)  $ 6.8  $ 6.5   $ 8.7
                      ======  ======  =====   =====  =====   =====

Pension Plans

     Carpenter has several underfunded plans. As of June 30, 1999 and 1998, the projected benefit obligation of the underfunded plans was $26.7 million and $23.7 million, the total fair value of assets was $2.0 million and $2.0 million, and the accumulated benefit obligation was $22.8 million and $20.5 million, respectively.

     During fiscal 1999, adjustments for final purchase price allocations resulted in an increase in goodwill of $10.3 million. Additional purchase price adjustments resulted in a charge to pre-tax income of $4.8 million which was included in other income and expense on the consolidated statement of income.

     During fiscal 1997 Carpenter established a separate account within a pension plan to fund certain postretirement medical benefit payments. As a result, the Plan is required to fully vest certain participants in their accrued pension benefits.

     Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $7.1 million in fiscal 1999, $6.8 million in fiscal 1998 and $5.3 million in fiscal 1997. There were 1,437,110 common shares reserved for issuance under the savings plans at June 30, 1999.



              Notes to Consolidated Financial Statements
                            __________

13.  Pension and Other Postretirement Benefits (continued)

     Other Postretirement Plans

     The postretirement benefit plans consist of health care and life insurance plans. Prior to June 1999, Carpenter paid claims incurred for most retired employees. Beginning in June 1999, benefit payments are being paid by a Voluntary Employee Benefit Association (VEBA). Carpenter contributes discretionary amounts, not to exceed the amount deductible for tax purposes, into the VEBA. Plan assets are invested in trust-owned life insurance.

     The assumed health care cost trend rate for fiscal years after 1999 is 6 percent. The health care cost trend rate has a significant effect on the amounts reported. If the assumed health care cost trend rate was increased by 1 percent, the projected benefit obligation at June 30, 1999 would have increased by $18.1 million and the postretirement benefit expense for fiscal 1999 would have increased by $1.7 million. If the assumed health care cost trend rate was decreased by 1 percent, the projected benefit obligation at June 30, 1999 would have decreased by $15.5 million and the postretirement benefit expense for fiscal 1999 would have decreased by $1.4 million.

14.  Employee Stock Ownership Plan

     Carpenter has a leveraged employee stock ownership plan ("ESOP") to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock at $65,000 per share to the ESOP in exchange for a $30.0 million 15-year 9.345% note which is included in the shareholders' equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

     Principal and interest obligations on the note are satisfied by the ESOP as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees' accounts within the ESOP.

     Carpenter contributed $1.5 million in fiscal 1999, $1.4 million in fiscal 1998 and $1.3 million in fiscal 1997 to the ESOP. Compensation expense related to the plan was $1.7 million in fiscal 1999, $1.8 million in fiscal 1998 and $1.9 million in fiscal 1997.

     As of June 30, 1999, the ESOP held 425.8 shares of the convertible preferred stock, consisting of 179.4 allocated shares and 246.4 unallocated shares. Each preferred share is convertible into 2,000 shares of common stock. There are 851,650 common shares reserved for issuance under the ESOP at June 30, 1999. The shares of preferred stock pay a


              Notes to Consolidated Financial Statements
                            __________

14.  Employee Stock Ownership Plan (continued)

     cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. The stock is redeemable at Carpenter's option at $67,600 per share, declining to $65,000 per share by 2001.

15.  Supplemental Data

     (in millions)                       1999    1998     1997
                                         ----    ----     ----
     Cost Data:

     Research and development
       costs                            $ 14.0  $ 14.6   $ 13.0
     Repairs and maintenance
       costs                            $ 61.4  $ 63.7   $ 58.3

     Cash Flow Data:

     Cash paid during the year for:
       Interest payments, net of
         amounts capitalized            $ 28.3  $ 25.6   $ 18.7
       Income tax payments, net of
         refunds                        $ 19.1  $ 54.2   $ 23.9
     Non-cash investing and financing
       activities:
         Treasury stock issued for
           business acquisitions        $    -  $  1.0   $ 99.5
         Debt assumed in business
           acquisitions                 $    -  $141.7   $ 10.2

16.  Income Taxes

     Provisions for income taxes consisted of the following:

     (in millions)                  1999      1998      1997
                                    ----      ----      ----
     Current:
      Federal                      $18.2     $32.0     $25.9
      State                          3.6       3.1       2.4
      Foreign                        3.1       3.2       2.5
     Deferred:
      Federal                       (5.0)      9.6       4.9
      State                         (1.2)      4.1       1.8
      Foreign                          -        .9        .4
                                   -----     -----     -----
                                   $18.7     $52.9     $37.9
                                   =====     =====     =====


              Notes to Consolidated Financial Statements
                            __________

16.  Income Taxes (continued)

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

     (% of pre-tax income)          1999      1998      1997
                                    ----      ----      ----
     Federal tax rate               35.0%     35.0%     35.0%
     Increase (decrease) in
      taxes resulting from:
       State income taxes,
        net of federal tax
        benefit                      3.8       2.7       2.8
       Goodwill amortization         3.9       1.3       0.7
       Nontaxable income            (2.7)     (1.7)     (2.0)
       Federal and state tax
        law changes                 (0.8)        -       0.3
       Settlement of prior
        years' tax issues           (5.6)        -         -
       Other, net                   (0.1)      1.4       1.9
                                    -----     -----     -----
     Effective tax rate             33.5%     38.7%     38.7%
                                    =====     =====     =====

     Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 1999 and 1998:

     (in millions)                             1999      1998
                                             ------    ------
     Deferred tax liabilities:
      Depreciation                           $150.9    $148.5
      Prepaid pensions                         61.1      49.8
      Net assets held for sale                    -      20.3
      Intangible assets                        12.5      13.6
      Inventories                              11.9      12.1
      Other                                     5.8       8.1
                                             ------    ------
        Total deferred tax liabilities        242.2     252.4
                                             ------    ------
     Deferred tax assets:
      Postretirement provisions                53.2      53.6
      Other reserve provisions                 38.8      32.0
      Valuation allowance                       (.9)      (.9)
                                             ------    ------
        Total deferred tax assets              91.1      84.7
                                             ------    ------
     Net deferred tax liability              $151.1    $167.7
                                             ======    ======



              Notes to Consolidated Financial Statements
                            __________

17.  Commitments and Contingencies

     Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the years ended June 30, 1998 and 1997, $8.1 million and $5.9 million, respectively, were charged to cost of sales for environmental remediation costs. No expense was recognized in fiscal 1999. The liability recorded for environmental cleanup costs remaining at June 30, 1999 and 1998, was $9.7 million and $10.0 million, respectively. The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and superfund sites is between $9.7 million and $13.0 million.

     During fiscal years 1998 and 1997, Carpenter entered into partial settlements of litigation relating to insurance coverages for certain superfund sites and recognized income before income taxes of $4.6 million and $3.0 million, respectively. No income was recognized in fiscal 1999. During fiscal 1999 and 1998, approximately $1.8 million and $9.4 million, respectively, of cash was received under these settlements for the superfund sites. No cash was received in fiscal 1997. The remaining discounted amounts receivable for recoveries from these settlements at June 30, 1999 and 1998, were $.4 million and $2.2 million, respectively.

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

     Other

     On January 15, 1999, the Bridgeport, Connecticut, Port Authority issued a Notice of Condemnation for the taking of Carpenter's former plant site in that city. On August 6, 1999, the Port Authority filed a Certificate of Taking, acquiring fee simple ownership of the property. The proposed compensation for the site is $2.5 million and the



              Notes to Consolidated Financial Statements
                            __________

17.  Commitments and Contingencies (continued)

     Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and requested a permanent injunction barring condemnation or, in the alternative, a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

     Carpenter is also defending various claims and legal actions, and is subject to commitments and contingencies which are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on Carpenter's financial position, results of operations or cash flows.

18.  Business Segments and Geographic Data

     Carpenter adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", beginning in fiscal 1999. SFAS 131 requires companies to disclose segment information on the same basis as that used internally by executive management to evaluate segment performance. Carpenter is organized on a product basis and managed in three segments: Specialty Alloys, Titanium Alloys and Engineered Products. For the following segment reporting, the Specialty Alloys and Titanium Alloys segments have been aggregated into one reportable segment (Specialty Metals) because of the similarities in products, processes, customers and distribution methods.

     Specialty Metals includes the manufacture and distribution of stainless, titanium, high temperature, electronic, tool and other alloys in bar, wire, rod, and strip forms. Sales are distributed both directly from producing plants and from a Carpenter operated distribution network.


              Notes to Consolidated Financial Statements
                            __________

18.  Business Segments and Geographic Data (continued)

     Engineered Products includes structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials.

     The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies. Carpenter evaluates segment performance based upon income before interest and income taxes (EBIT) and return on assets. The Specialty Metals segment includes costs of most corporate functions. No allocation of these costs has been made to the Engineered Products Segment. The primary corporate costs not included in the Specialty Metals segment are those for certain corporate owned life insurance programs and the earnings effects of the sales of the Talley businesses. Sales between the segments are generally made at market-related prices. Corporate assets are primarily cash and cash equivalents, the Talley assets held for sale, corporate owned life insurance, and other investments.

     Carpenter's sales are not materially dependent on a single customer or small group of customers.

Geographic Data

     (in millions)                   1999        1998      1997
                                     ----        ----      ----
     Net Sales (a):
       United States               $  851.9    $  997.1  $  821.2
       Europe                         101.4        91.7      51.4
       Mexico                          43.8        45.6      34.7
       Canada                          16.3        17.4      14.1
       Asia Pacific                    12.2        11.8       8.8
       Other                           11.1        13.1       8.8
                                   --------    --------  --------
          Consolidated             $1,036.7    $1,176.7  $  939.0
                                   ========    ========  ========

     Long-lived assets:
       United States               $1,139.5    $1,027.3  $  802.6
       Europe                          12.8         4.8       4.3
       Mexico                          14.2        14.8      13.3
       Canada                            .9          .4        .4
       Asia Pacific                      .2         1.1        .2
       Other                           17.5         5.0         -
                                   --------    --------  --------
          Consolidated             $1,185.1    $1,053.4  $  820.8
                                   ========    ========  ========

     (a) Net sales are attributed to countries based on the location of the customer.



              Notes to Consolidated Financial Statements
                            __________

18.  Business Segments and Geographic Data (continued)

     Segment Data

     (in millions)                   1999        1998      1997
                                     ----        ----      ----
     Net sales:
       Specialty Metals            $  886.4    $1,035.2  $  842.0
       Engineered Products            153.7       144.4      99.5
       Intersegment                    (3.4)       (2.9)     (2.5)
                                   --------    --------  --------
         Consolidated net sales    $1,036.7    $1,176.7  $  939.0
                                   ========    ========  ========
     Income before income taxes:
       Specialty Metals,
        including corporate costs  $   75.4(a) $  151.4  $  108.4
       Engineered Products              4.6         9.2       4.4
       Other corporate income, net      2.5         2.2       1.6
       Eliminations                       -         (.2)      (.1)
                                   --------     -------   -------
          Consolidated EBIT            82.5       162.6     114.3
       Interest expense               (29.3)      (29.0)    (19.9)
       Interest income                  2.6         3.3       3.5
                                   --------     -------   -------
          Consolidated income
           before income taxes     $   55.8    $  136.9  $   97.9
                                   ========    ========  ========
     Total Assets:
       Specialty Metals            $1,411.2    $1,324.6  $1,082.6
       Engineered Products            151.6       145.1     113.6
       Corporate assets                45.0       229.2      26.8
                                   --------    --------  --------
        Consolidated total assets  $1,607.8    $1,698.9  $1,223.0
                                   ========    ========  ========
     Depreciation:
       Specialty Metals            $   46.0    $   42.1  $   33.2
       Engineered Products              5.8         4.7       3.6
                                   --------    --------  --------
        Consolidated depreciation  $   51.8    $   46.8  $   36.8
                                   ========    ========  ========

     Amortization of
      intangible assets:
       Specialty Metals            $   11.6    $    9.4  $    4.3
       Engineered Products              2.3         2.0       1.6
                                   --------    --------  --------
        Consolidated amortization  $   13.9    $   11.4  $    5.9
                                   ========    ========  ========
     Capital expenditures:
       Specialty Metals            $  141.9    $   87.6  $   85.0
       Engineered Products             11.1        11.4       8.6
       Corporate                         .1          .5         -
                                   --------    --------  --------
          Consolidated capital
               expenditures        $  153.1    $   99.5  $   93.6
                                   ========    ========  ========

     (a) Includes special charge of $14.2 million for salaried work force reduction and reconfiguration of distribution network. See note 3 to the consolidated financial statements.




                        SUPPLEMENTARY DATA


Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are usually influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest because of annual plant vacation and maintenance shutdowns in this period by Carpenter and by many of its customers. This seasonal pattern can be disrupted by economic cycles or special accounting adjustments.


(dollars and shares
in millions, except        First    Second     Third     Fourth
per share amounts)        Quarter   Quarter   Quarter(a) Quarter
----------------------------------------------------------------
Results of Operations
 Fiscal 1999
  Net sales               $ 250.3   $ 248.7   $ 271.8    $ 265.9
  Gross profits           $  66.7   $  65.6   $  63.9    $  67.0
  Net income              $  12.2   $  12.2   $   1.2    $  11.5
 Fiscal 1998
  Net sales               $ 249.5   $ 280.0   $ 329.0    $ 318.2
  Gross profits           $  70.3   $  77.4   $  88.1    $  92.6
  Net income              $  17.1   $  18.7   $  22.1    $  26.1
----------------------------------------------------------------

Earnings Per Common Share
 Fiscal 1999
  Basic earnings          $   .52   $   .54   $   .04    $   .51
  Diluted earnings        $   .51   $   .53   $   .04    $   .50
 Fiscal 1998
  Basic earnings          $   .86   $   .93   $  1.07    $  1.13
  Diluted earnings        $   .82   $   .89   $  1.02    $  1.08
----------------------------------------------------------------

Weighted Average Common
 Shares Outstanding
 Fiscal 1999
  Basic                      22.7      22.0      21.9       21.9
  Diluted                    23.7      22.9      22.8       22.8
 Fiscal 1998
  Basic                      19.5      19.6      20.3       22.8
  Diluted                    20.7      20.7      21.5       24.0
----------------------------------------------------------------

(a) Fiscal 1999 includes a special charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried work force reduction and a reconfiguration of the U.S. distribution network.


Item 9.   Disagreements on Accounting and Financial Disclosure

          Not Applicable


                          PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required as to directors is incorporated herein by reference to the 1999 definitive Proxy Statement under the caption "Election of Directors."

     Information concerning Carpenter's executive officers appears in Part I of this Annual Report on Form 10-K.

     Information concerning a director's failure to timely file a Form 4 report as required under Section 16(a) of the Exchange Act is incorporated herein by reference to the 1999 definitive Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the 1999 definitive Proxy Statement under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required by this item is incorporated herein by reference to the 1999 definitive Proxy Statement under the captions "Ownership of Carpenter Stock by Certain Beneficial
Owners" and "Ownership of Carpenter Stock by Directors and
Officers."

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


               Report of Independent Accountants on
                   Financial Statement Schedule


To the Board of Directors of
  Carpenter Technology Corporation:

     Our audits of the consolidated financial statements referred to in our report dated July 27, 1999, except as to the information presented in Note 17 for which the date is August 6, 1999, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
July 27, 1999, except as to the
information presented in
Note 17 for which the date is
August 6, 1999



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

          (b)  Reports on Form 8-K:

          A Current Report on Form 8-K, dated May 12, 1999, was filed on behalf of Carpenter on May 19, 1999. The
          Report covered Item 5, Other Events. No financial statements were filed with this Report.


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

Date:  September 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


s/Robert W. Cardy      Chairman and            September 24, 1999
---------------------
Robert W. Cardy        Chief Executive Officer
                       and Director (Principal
                       Executive Officer)


s/Dennis M. Draeger    President and Chief     September 24, 1999
---------------------
Dennis M. Draeger      Operating Officer


s/G. Walton Cottrell   Sr. Vice President -    September 24, 1999
---------------------
G. Walton Cottrell     Finance & Chief
                       Financial Officer


s/Edward B. Bruno      Vice President and      September 24, 1999
---------------------
Edward B. Bruno        Corporate Controller
                       (Principal Accounting
                       Officer)

          *                  Director          September 24, 1999
---------------------
Marcus C. Bennett


          *                  Director          September 24, 1999
---------------------
William S. Dietrich II


          *                  Director          September 24, 1999
---------------------
C. McCollister Evarts, M.D.


          *                  Director          September 24, 1999
---------------------
J. Michael Fitzpatrick


          *                  Director          September 24, 1999
---------------------
William J. Hudson, Jr.


          *                  Director          September 24, 1999
---------------------
Robert J. Lawless


          *                  Director          September 24, 1999
---------------------
Marlin Miller, Jr.


          *                  Director          September 24, 1999
---------------------
Robert N. Pokelwaldt


          *                  Director          September 24, 1999
---------------------
Peter C. Rossin


          *                  Director          September 24, 1999
---------------------
Kathryn C. Turner


          *                  Director          September 24, 1999
---------------------
Kenneth L. Wolfe


Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: Marcus C. Bennett, William S.
Dietrich II, C. McCollister Evarts, M.D., J. Michael Fitzpatrick, William J. Hudson, Jr., Robert J. Lawless, Marlin Miller, Jr., Robert N. Pokelwaldt, Peter C. Rossin, Kathryn C. Turner and Kenneth L. Wolfe are being filed with the Securities and Exchange Commission.



                           *By s/John R. Welty
                               -----------------------
                               John R. Welty
                               Attorney-in-fact


         CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

          SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                          (in millions)



Column A                Column B      Column C            Column D   Column E
--------                --------      --------            --------   --------
                        Balance       Additions
                                  ------------------
                        at Beg-   Charged   Charged                  Balance
                        inning    to        to                       at End
                        of        Costs &   Other         Deduc-     of
Description             Period    Expenses  Accounts(1)   tions(2)   Period
-----------             ------    --------  --------      --------   ------
Year ended
  June 30, 1999:

  Allowance for
   doubtful
   accounts
   receivable           $ 1.9       $ 0.8     $ 0.1        $(0.9)    $ 1.9
                        =====       =====     =====        ======    =====

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