Form 10-Q
period 1999-09-30
CARPENTER TECHNOLOGY CORP
filed 1999-11-12
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1047 N. Park Road, Wyomissing, Pennsylvania	19610-1339
(Address of principal executive offices)	(Zip Code)

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

Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1999.

Common stock, $5 par value	21,929,775
Class	Number of shares outstanding

The Exhibit Index appears on page E-1.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

INDEX

PART I

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

September 30, 1999 and June 30, 1999

(in millions)

	September 30, 1999	June 30, 1999
ASSETS	(Unaudited)
Current assets:

 Cash and cash equivalents

$     5.7

$     5.5

 Accounts receivable, net

    139.8

    150.6

 Inventories

    260.8

    250.3

 Other current assets

     17.6

     16.3

   Total current assets

    423.9

    422.7

Property, plant and equipment, net

    762.6

    750.4

Prepaid pension cost

    151.9

    140.5

Goodwill, net

    177.1

    179.2

Other assets

    115.1

    115.0

Total assets

$ 1,630.6
=========

$ 1,607.8
=========

LIABILITIES

Current liabilities:

 Short-term debt

$   163.5

$   140.0

 Accounts payable

     74.6

     59.6

 Accrued liabilities

     68.8

     78.2

 Deferred income taxes

      2.0

      1.3

 Current portion of long-term debt

     10.4

     15.4

   Total current liabilities

    319.3

    294.5

Long-term debt, net of current portion

    345.0

    355.0

Accrued postretirement benefits

    140.5

    138.9

Deferred income taxes

    152.7

    149.8

Other liabilities

     36.8

     37.1

SHAREHOLDERS' EQUITY

Preferred stock - authorized
 2 million shares

     26.6

     26.8

Common stock - authorized
 100 million shares

    115.3

    115.3

Capital in excess of par value -
 common stock

    192.1

    191.9

Reinvested earnings

    368.1

    365.5

Common stock in treasury, at cost

    (38.4)

    (38.4)

Deferred compensation

    (15.7)

    (16.4)

Accumulated other comprehensive
 income

    (11.7)

    (12.2)

   Total shareholders' equity

    636.3

    632.5

Total liabilities and shareholders'
 equity

$ 1,630.6
=========

$ 1,607.8
=========

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three months ended September 30, 1999 and 1998

(in millions, except per share data)

      Three Months

   1999

   1998

Net sales

$ 238.6

$ 250.3

Costs and expenses:

  Cost of sales

  175.8

  183.6

  Selling and
    administrative expenses

   39.3

   40.1

  Interest expense

    7.4

    6.5

  Other (income) expense, net

    (.8)

     .5

  221.7

  230.7

Income before income taxes

   16.9

   19.6

Income taxes

    6.7

    7.4

Net income

$  10.2
=======

$  12.2
=======

Earnings per common share:

  Basic

$   .45

$   .52

  Diluted

$   .44

$   .51

Dividends per common share

$   .33

$   .33

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the three months ended September 30, 1999 and 1998

(in millions)

1999	1998
OPERATIONS

Net income

$  10.2

$ 12.2

Adjustments to reconcile net income to
  net cash provided from operations:

   Depreciation

   12.5

  12.7

   Amortization of intangible assets

    3.7

   3.0

   Deferred income taxes

    3.6

  (4.1)

   Prepaid pension costs

  (11.4)

  (8.8)

   (Gain) loss on disposal of assets

    (.6)

    .1

   Changes in working capital and other,
     net of acquisitions:

     Receivables

   10.8

  30.0

     Inventories

  (10.5)

 (23.3)

     Accounts payable

   15.0

   (.5)

     Accrued current liabilities

   (9.4)

 (14.4)

     Other, net

   (1.4)

   1.9

     Net cash provided from operations

   22.5

   8.8

INVESTING ACTIVITIES

Purchases of plant and equipment

  (25.9)

 (50.2)

Proceeds from disposals of plant
 and equipment

    2.5

     -

Proceeds from net assets held for sale

      -

  19.7

    Net cash used for investing
     activities

  (23.4)

 (30.5)

FINANCING ACTIVITIES

Net change in short-term debt

   23.5

  12.4

Payments on long-term debt

  (15.0)

   (.3)

Dividends paid

   (7.6)

  (7.9)

Proceeds from issuance of common stock

     .2

   1.0

Payments to acquire treasury stock

      -

 (23.7)

    Net cash provided from (used for)
     financing activities

    1.1

 (18.5)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS

     .2

 (40.2)

Cash and cash equivalents at
  beginning of period

    5.5

  52.4

Cash and cash equivalents at
 end of period

$   5.7
=======

$ 12.2
======

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three months ended September 30, 1999 and 1998

(in millions)

    Three Months

  1999

  1998

Net income

$ 10.2

$ 12.2

Foreign currency translation, net of
  tax

    .5

     -

Comprehensive income

$ 10.7
======

$ 12.2
======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The June 30, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's 1999 Annual Report on Form 10-K.

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

Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation. These reclassifications did not affect reported net income.

2. Earnings Per Common Share

The calculations of earnings per share for the periods ended September 30, 1999 and 1998 are as follows:

(in millions, except per share data)
Three Months
1999

Basic	Diluted
Net income

$  10.2

$  10.2

Dividends accrued
 on convertible preferred
 stock, net of tax benefits

    (.4)

      -

Assumed shortfall between
 common and preferred dividend

      -

    (.2)

Earnings available for
 common shareholders

$   9.8
=======

$  10.0
=======

Weighted average number
 of common shares outstanding

   21.9

   21.9

Assumed conversion of
 preferred shares

      -

     .9

Effect of shares issuable
 under stock option plans

      -

      -

Weighted average common shares

   21.9
=======

   22.8
=======

Earnings per share

$  0.45
=======

$  0.44
=======

Three Months
1998

Basic	Diluted
Net income

$  12.2

$  12.2

Dividends accrued on
 convertible preferred stock,
 net of tax benefits

    (.4)

      -

Assumed shortfall between
 common and preferred dividend

      -

    (.2)

Earnings available for common
 shareholders

$  11.8
=======

$  12.0
=======

Weighted average number of
 common shares outstanding

   22.7

   22.7

Assumed conversion of preferred
 shares

      -

     .9

Effect of shares issuable under
 stock option plans

      -

     .1

Weighted average common shares

   22.7
=======

   23.7
=======

Earnings per share

$   .52
=======

$   .51
=======

3. Inventories

  September 30,
     1999

 June 30,
   1999

         (In Millions)

Finished and purchased products

$   145.6

$   142.6

Work in process

    178.2

    167.3

Raw materials and supplies

     35.7

     41.5

Total at current cost

    359.5

    351.4

Less excess of current cost over
 LIFO values

     98.7

    101.1

Inventory per Balance Sheet

$   260.8
=========

$   250.3
=========

The current cost of LIFO-valued inventories was $316.1 million at September 30, 1999 and $294.9 million at June 30, 1999.

4. Property, Plant and Equipment

September 30,
    1999

June 30,
  1999

     (In Millions)

Property, plant and equipment
  at cost

  $1,277.5

$1,253.8

Less accumulated depreciation and
  amortization

     514.9

   503.4

  $  762.6
  ========

$  750.4
========

5. Shareholders' Equity Data

September 30,
    1999

June 30,
  1999

Preferred shares issued
     421.9
==========

     425.8
==========

Common shares issued
23,060,548

23,051,776

Common shares in Treasury
(1,106,960)

(1,105,041)

Net outstanding
21,953,588
==========

21,946,735
==========

6. Commitments and Contingencies

Environmental

Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three month periods ended September 30, 1999 and 1998, no amounts were charged to operations for environmental remediation costs. The liability for environmental remediation costs remaining at September 30, 1999 was $9.6 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $9.6 million and $13.2 million.

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

Other

On January 15, 1999, the Bridgeport, Connecticut, Port Authority issued a Notice of Condemnation for the taking of Carpenter's former plant site in that city. On August 6, 1999, the Port Authority filed a Certificate of Taking, acquiring fee simple ownership of the property. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon an appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and requested a permanent injunction barring condemnation or, in the alternative, a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

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

7. Business Segments

Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to disclose segment information on the same basis as that used internally by executive management to evaluate segment performance. Carpenter is organized on a product basis and managed in three segments: Specialty Alloys, Titanium Alloys and Engineered Products. For the following segment reporting, the Specialty Alloys and Titanium Alloys (Dynamet) segments have been aggregated into one reportable segment (Specialty Metals) because of the similarities in products, processes, customers and distribution methods.

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

Effective July 1, 1999, management changed the basis for measuring the business segments' profits to exclude the costs of all corporate functions and the pension credit from the Specialty Metals segment, to transfer the Mexican operations from the Engineered Products segment to the Specialty Metals segment, to allocate certain corporate costs to the business segments, and to show separately both the unallocated corporate costs and the pension credit. All segment data for the quarter ended September 30, 1998, have been restated to reflect the current segment reporting structure.

Carpenter evaluates segment performance based upon income before interest and income taxes (EBIT) and return on assets after the allocation of certain corporate costs. Sales between the segments are generally made at market-related prices.

The pension credit represents the income relating to Carpenter's overfunded defined benefit pension plans. None of the pension credit is allocated to the business segments. The corporate costs primarily represent the unallocated portion of the operating costs of the Finance, Information Services, Law and Human Resource Departments and Corporate management staff. Corporate assets are primarily cash and cash equivalents, prepaid pension cost, certain assets held for sale, corporate-owned life insurance, and corporate operating assets.

Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data

(In Millions)

      Quarter Ended
      September 30,

   1999

    1998

Net Sales:

   Special Metals

$  208.7

$  224.8

   Engineered Products

    30.4

    25.8

   Intersegment

     (.5)

     (.3)

   Consolidated net sales

$  238.6
========

$  250.3
========

Income before income taxes:

   Specialty Metals

$   18.2

$   24.3

   Engineered Products

     1.4

       -

   Pension Credit

    11.4

     8.8

   Corporate Costs

    (7.2)

    (7.5)

   Eliminations

       -

       -

     Consolidated EBIT

    23.8

    25.6

   Interest expense

    (7.4)

    (6.5)

   Interest income

      .5

      .5

     Consolidated income
      before income taxes

$   16.9
========

$   19.6
========

September 30,

June 30,

1999

1999

Total assets:

   Specialty Metals

$1,288.2

$1,272.5

   Engineered Products

   117.0

   115.7

   Corporate assets

   225.4

   219.6

     Consolidated total assets

$1,630.6
========

$1,607.8
========

8. Special Charge

During the third quarter of fiscal 1999, Carpenter recorded a pre-tax charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried work force reduction and a reconfiguration of its U.S. distribution network. The positions being eliminated included various salaried positions throughout the Specialty Alloys Operations and corporate offices. The charge consisted chiefly of various personnel-related costs for about 210 employees to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $13.0 million of the charge will be paid from pension funds and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. Through September 30, 1999, there was a reduction of approximately 160 employees. The remaining employees are expected to depart during fiscal 2000.

9. Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for Carpenter's fiscal year 2001. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or comprehensive income. Carpenter anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on Carpenter's future results of operations or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 1999 vs.Three Months Ended September 30, 1998:

Net income for the quarter ended September 30, 1999, was $10.2 million compared to $12.2 million for the same quarter a year ago. Diluted earnings per share were $.44 per share compared to $.51 per share for the year-earlier quarter. The lower earnings were primarily the result of a 5 percent reduction in net sales.

Net sales were $238.6 million compared to $250.3 million for last year's first quarter. This decline was primarily the result of a 7 percent reduction in the sales revenue of Carpenter's Specialty Metals segment which aggregates the Specialty Alloys and Dynamet units.

Cost of sales as a percent of net sales remained approximately the same at 73.7 percent of sales compared to 73.4 percent last year, primarily because of reductions in manufacturing costs and increased pension credits. In addition, a change during fiscal 1999 in the estimated useful life of certain major manufacturing equipment resulted in a reduction in depreciation expense of $1.8 million for the quarter ended September 30, 1999.

Selling, general and administrative expenses decreased by $.8 million but were slightly higher as a percent of net sales. Although cost reduction efforts offset the effects of inflation, the reduction in sales revenues resulted in the increased percentage of costs to net sales.

Interest expense for the quarter rose from $6.5 million a year ago to $7.4 million, primarily because of increased short-term debt required to finance Carpenter's capital projects.

Other income and expense, net was more favorable than a year ago by $1.3 million. Both periods included losses on investments in corporate-owned life insurance and real estate held for sale while the September 1999 quarter also included non-operating income from property sales and recoveries of notes receivable.

Business Segment Results

During the quarter ended September 30, 1999, Carpenter changed its segment reporting. The changes are described in Note 7 to the Consolidated Financial Statements. All segment data for the quarter ended September 30, 1998, have been restated to reflect the current segment reporting structure.

Specialty Metals Segment

Net sales for this segment, which aggregates the Specialty Alloys and Dynamet units of Carpenter were $208.7 million which was 7 percent lower than those of the same quarter a year ago. The decline in sales was primarily due to selling price decreases and lower sales to the aerospace market. This was somewhat offset by a Specialty Alloys Operations unit volume increase of 5 percent from the same quarterly period a year ago, due to stronger shipments to the automotive and industrial products markets.

Earnings before interest and taxes (EBIT) for the Specialty Metals segment were $18.2 million which was 25% lower than last year's first quarter. The sales revenue decline was the primary factor in the lower earnings. Profit margins were squeezed as selling prices fell 8 percent in Specialty Alloys Operations and 13 percent at Dynamet despite higher costs for nickel versus a year ago. These effects were partially offset by cost reductions in manufacturing and administrative functions.

Engineered Products Segment

Net sales for this segment were $30.4 million which was 18 percent higher than the same quarter of last year. Sales were improved for ceramic cores used in aerospace and land-based turbine blade applications, nuclear fuel channels, metal-injection molded products and special shaped bar.

EBIT was $1.4 million versus a near break-even level a year ago due chiefly to the improved sales level. Manufacturing cost reductions were partially offset by increased spending for new selling and marketing initiatives.

Pension Credits

Pension credits, which result from the significant overfunding of Carpenter's defined benefit pension plans, were $11.4 million in the September 1999 quarter versus $8.8 million in the same quarter a year ago. The improved level of credits was due primarily to the significant investment returns on the pension plan assets over the past year.

Cash Flow and Financial Condition:

During the three months ended September 30, 1999, Carpenter's cash and cash equivalents increased by $.2 million, as shown in the consolidated statement of cash flows.

Net cash generated from operating activities was $22.5 million, primarily as a result of net income adjusted for non-cash expenses and credits. Net working capital changes resulted in positive cash flow primarily due to normal seasonal fluctuations.

Investing activities for plant and equipment consumed $23.4 million in cash during the first three months of fiscal 2000. Total capital expenditures for all of fiscal 2000 are anticipated to be about $100 million.

Total debt increased by $8.5 million since June 30, 1999 to a level of $518.9 million or 39.6% of total capital employed, including deferred taxes.

At September 30, 1999, Carpenter was in a strong liquidity position, with current assets exceeding current liabilities by $104.6 million (a ratio of 1.3 to 1). This ratio is conservatively stated because certain inventories are valued $98.7 million less than the current cost as a result of using the LIFO method.

Carpenter believes that its present financial resources, both from internal and external resources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Year 2000 Issues:

Reference Carpenter's June 30, 1999 Form 10-K and Carpenter's world-wide-web site at www.cartech.com for details on its status regarding Year 2000 Issues. The estimate of total costs to remediate Carpenter's Year 2000 Issues is $9.2 million of which $7.5 million was spent through September 30, 1999. Carpenter is confident that its internal systems are now Year 2000 ready in all material respects.

Forward-looking Statements

This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) excess inventory and the impact of inventory adjustments in Carpenter's aerospace customer base; 3) worldwide excess capacity for certain alloys which Carpenter produces, resulting in increased competition and downward pricing pressure on Carpenter products; 4) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 5) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 6) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain favorable rulings in dumping and countervailing duty claims against foreign producers; 7) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 8) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; 9) the accuracy of Carpenter's belief that its internal computer systems are Year 2000 ready and the sufficiency of Carpenter's Year 2000 contingency plans; and 10) the ability of Carpenter's suppliers and customers to correct or replace their computer systems for Year 2000 Issues. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

  On October 25, 1999, Carpenter Technology Corporation held its 1999 Annual Meeting of Stockholders.

b. At the 1999 Annual Meeting, stockholders of Carpenter elected the following Directors to three-year terms which will expire at the 2002 Annual Meeting of Stockholders: Marcus C. Bennett, William S. Dietrich, II, Dennis M. Draeger, J. Michael Fitzpatrick, and Marlin Miller, Jr. Voting for these Directors was as follows:

	For	Against/ Withheld
Marcus C. Bennett	18,430,745	420,063
William S. Dietrich, II	18,392,093	458,292
Dennis M. Draeger	18,391,838	458,547
J. Michael Fitzpatrick	18,438,853	409,092
Marlin Miller, Jr.	18,432,101	415,844

The following are Directors whose terms continued following the 1999 Annual Meeting: Robert W. Cardy, Dr. C. McCollister Evarts, William J. Hudson, Robert J. Lawless, Robert N. Pokelwaldt, Peter C. Rossin, Kathryn C. Turner and Kenneth L. Wolfe.

c. Stockholders also approved the appointment of

PricewaterhouseCoopers LLP as independent public accountants for Carpenter for fiscal 2000. The voting on this matter was as follows:

	For	Against	Abstention
Appointment of PricewaterhouseCoopers	18,596,220	134,997	119,168

Item 6. Exhibits and Reports on Form 8-K.

a. The following documents are filed as exhibits:

27. Financial Data Schedule.

b. The Company did not file any Reports on Form 8-K

for events occurring during the quarter of the

fiscal year covered by this report.

Items 2, 3 and 5 are omitted as the answer is negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Carpenter Technology Corporation
(Registrant)

Date: November 12, 1999	_/s/ G. Walton Cottrell______ G. Walton Cottrell Sr. Vice President - Finance and Chief Financial Officer