Form 10-Q
period 1999-12-31
CARPENTER TECHNOLOGY CORP
filed 2000-02-11
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1047 North Park Road, Wyomissing, Pennsylvania	19610-1339
(Address of principal executive offices)	(Zip Code)

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

Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 2000.

Common stock, $5 par value	21,959,675
Class	Number of shares outstanding

The Exhibit Index appears on page E-1.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

INDEX

PART I

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 1999 and June 30, 1999

(in millions)

December 31,
    1999

 June 30,
   1999

ASSETS

(Unaudited)

Current assets:

 Cash and cash equivalents

$     6.8

$     5.5

 Accounts receivable, net

    138.7

    150.6

 Inventories

    272.8

    250.3

 Other current assets

     21.1

     16.3

   Total current assets

    439.4

    422.7

Property, plant and equipment, net

    772.1

    750.4

Prepaid pension cost

    163.3

    140.5

Goodwill, net

    175.7

    179.2

Other assets

    116.0

    115.0

Total assets

$ 1,666.5

$ 1,607.8

LIABILITIES

Current liabilities:
 Short-term debt

$   197.0

$   140.0

 Accounts payable

     80.9

     59.6

 Accrued liabilities

     59.3

     78.2

 Deferred income taxes

      3.0

      1.3

 Current portion of long-term debt

     10.4

     15.4

   Total current liabilities

    350.6

    294.5

Long-term debt, net of current portion

    344.8

    355.0

Accrued postretirement benefits

    142.1

    138.9

Deferred income taxes

    152.4

    149.8

Other liabilities

     35.5

     37.1

SHAREHOLDERS' EQUITY

Convertible preferred stock -
 authorized 2 million shares

     26.5

     26.8

Common stock - authorized
 100 million shares

    115.3

    115.3

Capital in excess of par value -
 common stock

    192.0

    191.9

Reinvested earnings

    373.2

    365.5

Common stock in treasury, at cost

    (38.4)

    (38.4)

Deferred compensation

    (15.2)

    (16.4)

Accumulated other comprehensive
 income

    (12.3)

    (12.2)

   Total shareholders' equity

    641.1

    632.5

Total liabilities and shareholders'
 equity

$ 1,666.5

$ 1,607.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and six months ended December 31, 1999 and 1998

(in millions, except per share data)

   Three Months

    Six Months

  1999

  1998

  1999

  1998

Net sales

$ 250.8

$ 248.7

$ 489.4

$ 499.0

Costs and expenses:

  Cost of sales

  188.7

  183.1

  364.4

  366.7

  Selling and
    administrative
    expenses

   42.7

   41.0

   82.0

   81.1

  Interest expense

    7.6

    7.2

   15.0

   13.7

  Other income

   (4.9)

   (2.8)

   (5.7)

   (2.3)

  234.1

  228.5

  455.7

  459.2

Income before income taxes

   16.7

   20.2

   33.7

   39.8

Income taxes

    4.0

    8.0

   10.8

   15.4

Net income

$  12.7

$  12.2

$  22.9

$  24.4

Earnings per common share:

  Basic

$   .56

$   .54

$  1.01

$  1.06

  Diluted

$   .55

$   .53

$   .99

$  1.03

Dividends per common share

$   .33

$   .33

$   .66

$   .66

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the six months ended December 31, 1999 and 1998

(in millions)

  1999

  1998

OPERATIONS

Net income

$ 22.9

$ 24.4

Adjustments to reconcile net income to
  net cash provided from operations:

   Depreciation

  25.0

  25.7

   Amortization of intangible assets

   7.0

   6.2

   Deferred income taxes

   4.3

 (14.4)

   Prepaid pension costs

 (22.8)

 (17.8)

   (Gain) loss on disposal of assets

   (.5)

    .3

   Changes in working capital and other,
     net of acquisitions:

     Receivables

  11.9

  39.9

     Inventories

 (22.5)

 (26.4)

     Accounts payable

  21.3

 (10.4)

     Accrued current liabilities

 (18.9)

 (12.4)

     Other, net

  (6.9)

  (1.0)

     Net cash provided from operations

  20.8

  14.1

INVESTING ACTIVITIES

Purchases of plant and equipment

 (49.9)

 (85.5)

Proceeds from disposals of plant
 and equipment

   3.7

    .3

Proceeds from net assets held for sale

     -

  95.9

Acquisitions of businesses, net of cash
 received

     -

 (11.4)

    Net cash used for investing
     activities

 (46.2)

   (.7)

FINANCING ACTIVITIES

Net change in short-term debt

  57.0

  27.7

Payments on long-term debt

 (15.2)

 (35.9)

Dividends paid

 (15.2)

 (15.5)

Proceeds from issuance of common stock

    .1

   1.2

Payments to acquire treasury stock

     -

 (34.9)

    Net cash provided from (used for)
     financing activities

  26.7

 (57.4)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS

   1.3

 (44.0)

Cash and cash equivalents at
  beginning of period

   5.5

  52.4

Cash and cash equivalents at
 end of period

$  6.8

$  8.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three and six months ended December 31, 1999 and 1998

(in millions)

    Three Months

    Six Months

  1999

  1998

  1999

  1998

Net income

$ 12.7

$ 12.2

$ 22.9

$ 24.4

Foreign currency
translation,
net of tax

   (.6)

     -

   (.1)

     -

Comprehensive income

$ 12.1

$ 12.2

$ 22.8

$ 24.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The June 30, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's 1999 Annual Report on Form 10-K.

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

2. Earnings Per Common Share

The calculations of earnings per share for the periods ended December 31, 1999 and 1998 are as follows:

(in millions, except
 per share data)

Three Months

Six Months

1999

1999

Basic

Diluted

Basic

Diluted

Net income

$  12.7

$  12.7

$  22.9

$  22.9

Dividends accrued
 on convertible preferred
 stock, net of tax benefits

    (.4)

      -

    (.7)

      -

Assumed shortfall between
 common and preferred dividend

      -

    (.2)

      -

    (.4)

Earnings available for
 common shareholders

$  12.3

$  12.5

$  22.2

$  22.5

Weighted average number
 of common shares outstanding

   21.9

   21.9

   21.9

   21.9

Assumed conversion of
 preferred shares

      -

     .9

      -

     .9

Effect of shares issuable
 under stock option plans

      -

      -

      -

      -

Weighted average common shares

   21.9

   22.8

   21.9

   22.8

Earnings per share

$  0.56

$  0.55

$  1.01

$  0.99

Three Months

Six Months

1998

1998

Basic

Diluted

Basic

Diluted

Net income

$  12.2

$  12.2

$  24.4

$  24.4

Dividends accrued on
 convertible preferred stock,
 net of tax benefits

    (.3)

      -

    (.7)

      -

Assumed shortfall between
 common and preferred dividend

      -

    (.2)

      -

    (.3)

Earnings available for common
 shareholders

$  11.9

$  12.0

$  23.7

$  24.1

Weighted average number of
 common shares outstanding

   22.0

   22.0

   22.3

   22.3

Assumed conversion of preferred
 shares

      -

     .9

      -

     .9

Effect of shares issuable under
 stock option plans

      -

      -

      -

     .1

Weighted average common shares

   22.0

   22.9

   22.3

   23.3

Earnings per share

$   .54

$   .53

$  1.06

$  1.03

3. Inventories

December 31,
   1999

June 30,
  1999

(In Millions)

Finished and purchased products

$   148.9

$   142.6

Work in process

    183.5

    167.3

Raw materials and supplies

     41.0

     41.5

Total at current cost

    373.4

    351.4

Less excess of current cost over
 LIFO values

    100.6

    101.1

Inventory per Balance Sheet

$   272.8

$   250.3

The current cost of LIFO-valued inventories was $329.5 million at December 31, 1999 and $294.9 million at June 30, 1999.

4. Property, Plant and Equipment

December 31,
    1999

June 30,
  1999

(In Millions)

Property, plant and equipment
  at cost

$  1,298.1

$  1,253.8

Less accumulated depreciation and
  amortization

     526.0

     503.4

$    772.1

$    750.4

5. Shareholders' Equity Data

December 31,
    1999

June 30,
  1999

Preferred shares issued

     420.3

    425.8

Common shares issued

23,061,135

23,051,776

Common shares in Treasury

(1,106,960)

(1,105,041)

Net outstanding

21,954,175

21,946,735

6. Commitments and Contingencies

Environmental

Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the quarter and six months ended December 1999, the liability for environmental remediation costs was reduced by $.8 million which was included in Other Income. This adjustment related to updated estimates of probable liabilities for sites previously owned by Talley Industries, Inc. No amounts were charged or credited to operations for the three and six months ended December 31, 1998. The liability for environmental remediation costs remaining at December 31, 1999 was $8.6 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.6 million and $11.1 million.

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

Bridgeport, CT Property

On January 15, 1999, the Bridgeport, Connecticut, Port Authority issued a Notice of Condemnation for the taking of Carpenter's former plant site in that city. On August 6, 1999, the Port Authority filed a Certificate of Taking, acquiring fee simple ownership of the property. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

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

Effective July 1, 1999, management changed the basis for measuring the business segments' profits to exclude the costs of all corporate functions and the pension credit from the Specialty Metals segment, to transfer the Mexican operations from the Engineered Products segment to the Specialty Metals segment, to allocate certain corporate costs to the business segments, and to show separately both the unallocated corporate costs and the pension credit. All segment data for fiscal 1999 have been restated to reflect the current segment reporting structure.

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

Segment Data

(In Millions)

  Three Months Ended
     December 31,

  Six Months Ended
    December 31,

  1999

  1998

  1999

  1998

Net Sales:

   Specialty Metals

$  221.5

$  219.8

$  430.2

$  444.6

   Engineered Products

    30.1

    29.7

    60.5

    55.5

   Intersegment

     (.8)

  _  (.8)

    (1.3)

  _ (1.1)

   Consolidated net sales

$  250.8

$  248.7

$  489.4

$  499.0

Income before income taxes:

   Specialty Metals

$   14.6

$   22.1

$   32.8

$   46.4

   Engineered Products

     1.0

      .2

     2.4

      .2

   Pension Credit

    11.4

     8.9

    22.8

    17.8

   Corporate Costs

    (3.5)

    (4.6)

   (10.7)

   (12.2)

     Consolidated EBIT

    23.5

    26.6

    47.3

    52.2

   Interest expense

    (7.6)

    (7.2)

   (15.0)

   (13.7)

   Interest income

      .8

      .8

     1.4

     1.3

     Consolidated income
      before income taxes

$   16.7

$   20.2

$   33.7

$   39.8

December 31,

June 30,

   1999

  1999

Total assets:

   Specialty Metals

$1,311.0

$1,272.5

   Engineered Products

   116.5

   115.7

   Corporate assets

   239.0

   219.6

     Consolidated total
      assets

$1,666.5

$1,607.8

8. Special Charge

During the third quarter of fiscal 1999, Carpenter recorded a pre-tax charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried work force reduction and a reconfiguration of its U.S. distribution network. The eliminated positions included various salaried positions throughout the Specialty Alloys Operations and corporate offices. The charge consisted chiefly of various personnel-related costs for about 210 employees to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $13.0 million of the charge will be paid from pension funds and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. Through December 31, 1999, there was a reduction of approximately 170 employees. The remaining employees are expected to depart by June 30, 2000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended December 31, 1999 vs.

Three Months Ended December 31, 1998:

Net income for the quarter ended December 31, 1999, was $12.7 million compared to $12.2 million for the same quarter a year ago. Diluted earnings per share were $.55 per share compared to $.53 per share for the year-earlier quarter. The higher earnings were primarily the result of the settlement of a foreign income tax issue and several non-recurring adjustments.

Net sales for the second fiscal quarter ended December 31, 1999 of $250.8 million compared with $248.7 million for last year's second quarter. The overall one percent sales increase from the same quarterly period a year ago was primarily a result of a 12 percent increase in the unit sales of the Specialty Alloys Operations (SAO) segment, which was offset by SAO price decreases and mix changes and a 20 percent decrease in sales at Dynamet.

Cost of sales as a percent of net sales increased slightly to 75.2 percent of sales compared to 73.6 percent last year, primarily because of lower SAO selling prices, increases in SAO raw material costs, lower Dynamet sales and a LIFO inventory adjustment at Dynamet.

Selling, general and administrative expenses increased by $1.7 million due primarily to increased costs for legal services, E-business consulting and freight less the favorable effects of staff reductions and higher pension credits.

Other income was more favorable than a year ago by $2.1 million. In the quarter ended December 31, 1999, several favorable effects were realized relating to Talley Industries, Inc. (Talley). A favorable insurance claim of $0.5 million relating to a former Talley site was settled and $1.4 million was realized from the reduction of liabilities for environmental remediation, worker's compensation and other matters based upon information received during the quarter.

Business Segment Results

During the quarter ended September 30, 1999, Carpenter changed its segment reporting. The changes are described in Note 7 to the Consolidated Financial Statements. All segment data for fiscal 1999 have been restated to reflect the current segment reporting structure.

Specialty Metals Segment

Net sales for this segment, which aggregates the SAO and Dynamet units of Carpenter were $221.5 million which was one percent higher than those of the same quarter a year ago. The increase in sales was primarily due to higher unit volume sales at SAO, which was partially offset by price decreases and mix changes, as well as a 20% decrease in sales at Dynamet.

Earnings before interest and taxes (EBIT) for the Specialty Metals segment were $14.6 million which was 34% lower than last year's second quarter. Profit margins were reduced as SAO selling prices fell 8 percent despite higher SAO costs for nickel versus a year ago. Dynamet's selling prices were 7 percent lower than the year-earlier quarter, in part because of lower costs of titanium. The margin was also adversely affected by a $1.7 million LIFO accounting adjustment in December 1999, as a result of a decrease in inventories at Dynamet. These effects were partially offset by cost reductions in manufacturing and administrative functions.

Engineered Products Segment

Net sales for this segment were $30.1 million which was one percent higher than the same quarter of last year. EBIT was $1.0 million which was $0.8 million higher than last year's second quarter. This profit growth was due to manufacturing cost improvements, mix factors and reduced product development costs.

Pension Credits

Pension credits, which result from the significant overfunded position of Carpenter's defined benefit pension plans, were $11.4 million in the December 1999 quarter versus $8.9 million in the same quarter a year ago. The higher level of credits was due primarily to the significant investment returns on the pension plan assets during fiscal 1999. This favorable variance from the previous year's level will continue for the balance of fiscal 2000 because the amount of the credit is based upon an actuarial valuation at the beginning of each fiscal year and changed annually.

Income Taxes

The effective tax rate (income taxes as a percent of income before taxes) was 24.2% in the quarter ended December 31, 1999, versus 39.4% in the same quarter of the previous year. The lower rate was primarily due to the resolution of a foreign tax issue. After costs of litigation, the resolution of this matter improved net income by $1.9 million or $.08 per diluted share.

Results of Operations - Six Months Ended December 31, 1999 vs.

Six Months Ended December 31, 1998:

Net income for the six months ended December 31, 1999, was $22.9 million compared to $24.4 million for the same period a year ago. Diluted earnings per share were $.99 per share compared to $1.03 per share for the year-earlier period. The decreased earnings were primarily the result of lower sales to the aerospace industry, reduced selling prices and higher material costs.

Net sales were $489.4 million compared to $499.0 million for the first half of last fiscal year. This decrease was primarily the result of price decreases and mix changes which more than offset a 10 percent volume increase.

Cost of sales as a percent of net sales increased slightly to 74.5 percent of sales compared to 73.5 percent last year, primarily because of the selling price decreases and raw material cost increases for SAO. This margin compression was partially offset by productivity improvements in the SAO unit and higher pension credits.

Selling, general and administrative expenses increased by $.9 million due primarily to increased costs for legal services, E-business consulting and freight less the favorable effects of staff reductions and higher pension credits.

Other income was more favorable than a year ago by $3.4 million, primarily as a result of the previously discussed second quarter effects and recoveries of notes receivable during the quarter ended September 30, 1999.

Business Segment Results

Specialty Metals Segment

Net sales for this segment, which aggregates the SAO and Dynamet units of Carpenter were $430.2 million which was three percent lower than those for the same period a year ago. The decrease in sales was primarily due to lower sales to the aerospace industry and reduced selling prices.

EBIT was $32.8 million which was 29 percent lower than the same period last year. Profit margins were lower as SAO selling prices fell 8 percent despite higher SAO costs for nickel versus a year ago. Dynamet's selling prices were 10 percent lower than the same period last year, in part because of lower costs of titanium. These effects were partially offset by cost reductions in manufacturing and administrative functions.

Engineered Products Segment

Net sales for this segment were $60.5 million which was 9 percent higher than the same period last year. Increased demand for ceramics, metal injection molded and shaped products accounted for most of the sales improvement.

EBIT was $2.4 million compared to the almost break even level of the first six months of last year. This profit improvement was due to the increased sales, manufacturing cost efficiencies and reduced product development costs.

Pension Credits

Pension credits were $22.8 million for the six months ending December 31, 1999 compared to $17.8 million for the same period a year ago. The improved level of credits was due primarily to the significant investment returns on the pension plan assets over the past year. This favorable variance from the previous year's level will continue for the balance of fiscal 2000 because the amount of the credit is based upon an actuarial valuation at the beginning of each fiscal year and changed annually.

Income Taxes

The effective tax rate was 32.0% for the six months ended December 31, 1999, versus 38.6% for the same period a year earlier. The reduction in the current year was primarily due to the resolution of a foreign tax issue.

Cash Flow and Financial Condition:

During the six months ended December 31, 1999, Carpenter's cash and cash equivalents increased by $1.3 million, as shown in the consolidated statement of cash flows.

Net cash generated from operating activities was $20.8 million, primarily as a result of net income adjusted for non-cash expenses and credits.

Investing activities for plant and equipment consumed $49.9 million in cash during the first six months of fiscal 2000. Total capital expenditures for all of fiscal 2000 are anticipated to be about $100 million.

Total debt increased by $41.8 million since June 30, 1999 to a level of $552.2 million or 40.9% of total capital employed, including deferred taxes.

At December 31, 1999, current assets exceeded current liabilities by $88.8 million (a ratio of 1.3 to 1). This ratio is conservatively stated because certain inventories are valued $100.6 million less than the current cost as a result of using the LIFO method.

Carpenter believes that its present financial resources, both from internal and external resources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Update on Year 2000 Computer Issues:

As of the filing date of this Form 10-Q, no significant problems have been encountered as a result of computer problems related to operating in calendar year 2000. All known remediation projects and all critical projects throughout Carpenter have been completed. Contingency plans were developed for any process determined to be mission critical to the Corporation. All manufacturing, shipping and administrative functions have operated normally since January 1, 2000 and no significant problems have been experienced with suppliers or customers. Carpenter does not anticipate any significant future problems in its operations or with its suppliers and customers relating to year 2000 computer issues. The total costs to remediate Carpenter's year 2000 issues are estimated to be $7.7 million, of which $7.6 million was spent as of December 31, 1999.

Forward-looking Statements

This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) excess inventory and the impact of inventory adjustments in Carpenter's aerospace customer base; 3) worldwide excess capacity for certain alloys which Carpenter produces, resulting in increased competition and downward pricing pressure on Carpenter products; 4) the impact on the overfunding of Carpenter's pension plans of an increase in the pension liability or a decrease in plan assets, approximately 70 percent of which are invested in common stock equities; 5) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 6) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 7) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain favorable rulings in dumping and countervailing duty claims against foreign producers; 8) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 9) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 10) the accuracy of Carpenter's belief that the valuation of the Corporation's former plant site by the Bridgeport, Connecticut Port Authority will be overturned and that Carpenter will be absolved from remediation costs caused by the Port Authority's development efforts. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Item 4. Submission of Matters to a Vote of Security Holders

Voting results and a description of matters submitted to stockholders at the October 25, 1999 Annual Meeting of Stockholders were included in the Form 10-Q for the quarterly period ended September 30, 1999. Part II, Item 4 of Carpenter's Form 10-Q filed November 12, 1999 is incorporated herein by reference.

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
Carpenter Technology Corporation
(Registrant)

Date: February 11, 2000	s/G. Walton Cottrell________ G. Walton Cottrell Sr. Vice President - Finance and Chief Financial Officer