Form 10-Q
period 2000-03-31
CARPENTER TECHNOLOGY CORP
filed 2000-05-12
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000.

Common stock, $5 par value	21,964,675
Class	Number of shares outstanding

The Exhibit Index appears on page E-1.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2000 and June 30, 1999
(in millions)

	March 31, 2000	June 30, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 8.4	$ 5.5
Accounts receivable, net	180.6	150.6
Inventories	277.0	250.3
Other current assets	20.3	16.3
Total current assets	486.3	422.7

Property, plant and equipment, net	783.4	750.4
Prepaid pension cost	174.8	140.5
Goodwill, net	173.7	179.2
Other assets	115.8	115.0

Total assets	$ 1,734.0	$ 1,607.8

LIABILITIES
Current liabilities:
Short-term debt	$ 212.4	$ 140.0
Accounts payable	97.4	59.6
Accrued liabilities	75.5	78.2
Deferred income taxes	-	1.3
Current portion of long-term debt	10.8	15.4
Total current liabilities	396.1	294.5

Long-term debt, net of current portion	352.0	355.0
Accrued postretirement benefits	143.8	138.9
Deferred income taxes	160.5	149.8
Other liabilities	35.3	37.1

SHAREHOLDERS' EQUITY
Convertible preferred stock - authorized 2 million shares	26.3	26.8
Common stock - authorized 100 million shares	115.3	115.3
Capital in excess of par value - common stock	192.2	191.9
Reinvested earnings	377.6	365.5
Common stock in treasury, at cost	(38.4)	(38.4)
Deferred compensation	(14.5)	(16.4)
Accumulated other comprehensive income	(12.2)	(12.2)
Total shareholders' equity	646.3	632.5

Total liabilities and shareholders' equity	$ 1,734.0	$ 1,607.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three and nine months ended March 31, 2000 and 1999
(in millions, except per share data)
	Three Months		Nine Months
	2000	1999	2000	1999

Net sales	$ 298.1	$ 271.8	$ 787.5	$ 770.8
Costs and expenses:
Cost of sales	223.1	207.9	587.5	574.6
Selling and administrative expenses	49.4	40.0	131.4	121.1
Interest expense	8.7	7.9	23.7	21.6
Special charge	-	14.2	-	14.2
Other (income) expense, net	(2.2)	3.3	(7.9)	1.0

	279.0	273.3	734.7	732.5
Income (loss) before income taxes	19.1	(1.5)	52.8	38.3

Income tax expense (benefit)	7.2	(2.7)	18.0	12.7

Net income	$ 11.9	$ 1.2	$ 34.8	$ 25.6
Earnings per common share:
Basic	$ .53	$ .04	$ 1.54	$ 1.10
Diluted	$ .52	$ .04	$ 1.51	$ 1.08

Dividends per common share	$ .33	$ .33	$ .99	$ .99

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
for the three and nine months ended March 31, 2000 and 1999
(in millions)
	Three Months		Nine Months
	2000	1999	2000	1999

Net income	$ 11.9	$ 1.2	$ 34.8	$ 25.6
Foreign currency translation, net of tax	.1	(.2)	-	(.2)
Comprehensive income	$ 12.0	$ 1.0	$ 34.8	$ 25.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the nine months ended March 31, 2000 and 1999
(in millions)
	2000	1999
OPERATIONS
Net income	$ 34.8	$ 25.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	38.5	39.6
Amortization of intangible assets	11.2	10.0
Deferred income taxes	11.8	(16.9)
Prepaid pension costs	(34.3)	(18.7)
(Gain) loss on disposal of assets	(2.1)	2.1
Special charge	-	14.2
Changes in working capital and other, net of acquisitions:
Receivables	(28.1)	18.5
Inventories	(23.4)	7.0
Accounts payable	35.9	(18.7)
Accrued current liabilities	(4.7)	(12.4)
Other, net	(5.2)	(4.2)
Net cash provided from operations	34.4	46.1

INVESTING ACTIVITIES
Purchases of plant and equipment	(73.4)	(118.9)
Proceeds from disposals of plant and equipment	7.8	.2
Acquisitions of businesses, net of cash received	(6.7)	(23.1)
Proceeds from net assets held for sale	-	97.0
Net cash used for investing activities	(72.3)	(44.8)

FINANCING ACTIVITIES
Net change in short-term debt	71.0	47.1
Proceeds from issuance of long-term debt	7.6	-
Payments on long-term debt	(15.4)	(36.2)
Dividends paid	(22.7)	(23.1)
Proceeds from issuance of common stock	.3	1.3
Payments to acquire treasury stock	-	(34.9)
Net cash provided from (used for) financing activities	40.8	(45.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.9	(44.5)
Cash and cash equivalents at beginning of period	5.5	52.4
Cash and cash equivalents at end of period	$ 8.4	$ 7.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The June 30, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's 1999 Annual Report on Form 10-K.

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

2.   Earnings Per Common Share
     The calculations of earnings per share for the periods ended
     March 31, 2000 and 1999 are as follows:
(in millions, except per share data)	Three Months		Nine Months
	2000		2000
	Basic	Diluted	Basic	Diluted
Net income	$ 11.9	$ 11.9	$ 34.8	$ 34.8
Dividends accrued on convertible preferred stock, net of tax benefits	(.3)	-	(1.0)	-
Assumed shortfall between common and preferred dividend	-	(.1)	-	(.5)
Earnings available for common shareholders	$ 11.6	$ 11.8	$ 33.8	$ 34.3

Weighted average number of common shares outstanding	22.0	22.0	22.0	22.0
Assumed conversion of preferred shares	-	.8	-	.8
Effect of shares issuable under stock option plans	-	-	-	-
Weighted average common shares	22.0	22.8	22.0	22.8

Earnings per share	$ .53	$ .52	$ 1.54	$ 1.51

	Three Months		Nine Months
	1999		1999
	Basic	Diluted	Basic	Diluted
Net income	$ 1.2	$ 1.2	$ 25.6	$ 25.6
Dividends accrued on convertible preferred stock, net of tax benefits	(.4)	-	(1.2)	-
Assumed shortfall between common and preferred dividend	$ -	$ (.3)	$ -	$ (.6)
Earnings available for common shareholders	$ .8	$ .9	$ 24.4	$ 25.0

Weighted average number of common shares outstanding	21.9	21.9	22.2	22.2
Assumed conversion of preferred shares	-	.9	-	.9
Effect of shares issuable under stock option plans	-	-	-	-
Weighted average common shares	21.9	22.8	22.2	23.1

Earnings per share	$ .04	$ .04	$ 1.10	$ 1.08

3.   Inventories

	March 31, 2000	June 30, 1999
	(In Millions)
Finished and purchased products	$ 144.6	$ 142.6
Work in process	188.6	167.3
Raw materials and supplies	44.4	41.5
Total at current cost	377.6	351.4
Less excess of current cost over LIFO values	100.6	101.1
Inventory per Balance Sheet	$ 277.0	$ 250.3

     The current cost of LIFO-valued inventories was $327.9 million at March 31, 2000 and $294.9 million at June 30, 1999.

4.   Property, Plant and Equipment

	March 31, 2000	June 30, 1999
(In Millions)
Property, plant and equipment at cost	$ 1,320.2	$ 1,253.8
Less accumulated depreciation and amortization	536.8	503.4
	$ 783.4	$ 750.4

5.   Shareholders' Equity Data

	March 31, 2000	June 30, 1999

Preferred shares issued	418.2	425.8

Common shares issued	23,066,635	23,051,776
Common shares in Treasury	(1,106,960)	(1,105,041)

Net outstanding	21,959,675	21,946,735

6. Commitments and Contingencies

Environmental

     Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. No amount was charged or credited to operations for the three months ended March 31, 2000. For the nine months ended March 31, 2000, the liability for environmental remediation costs was reduced by $.8 million which was included in Other Income. This adjustment was recorded in the second quarter and related to updated estimates of probable liabilities for sites previously owned by Talley Industries, Inc. No amounts were charged or credited to operations for the three and nine months ended March 31, 1999. The liability for environmental remediation costs remaining at March 31, 2000 was $8.5 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.5 million and $11.0 million.

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

     Specialty Metals includes the manufacture and distribution of stainless, titanium, high temperature, electronic, tool and other alloys in bar, wire, rod, and strip forms. Sales are distributed both directly from producing plants and from Carpenter's distribution network.

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

     The pension credit represents the income relating to Carpenter's overfunded defined benefit pension plans. None of the pension credit is allocated to the business segments. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, information services, law and human resource departments and corporate management staff. Corporate assets are primarily cash and cash equivalents, prepaid pension cost, certain assets held for sale, corporate-owned life insurance, other investments and corporate operating assets.

     Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data

(In Millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2000	1999	2000	1999
Net Sales:
Specialty Metals	$ 266.9	$ 244.0	$ 697.1	$ 688.6
Engineered Products	32.1	28.3	92.6	83.8
Intersegment	(.9)	(.5)	(2.2)	(1.6)
Consolidated net sales	$ 298.1	$ 271.8	$ 787.5	$ 770.8

Income (loss) before income taxes:
Specialty Metals	$ 23.1	$ 17.1	$ 55.9	$ 63.5
Engineered Products	1.4	1.0	3.8	1.2
Pension Credit	11.5	9.3	34.3	27.1
Corporate Costs	(8.7)	(7.4)	(19.4)	(19.6)
Special Charge	-	(14.2)	-	(14.2)
Consolidated EBIT	27.3	5.8	74.6	58.0
Interest expense	(8.7)	(7.9)	(23.7)	(21.6)
Interest income	.5	.6	1.9	1.9
Consolidated income (loss) before income taxes	$ 19.1	$ (1.5)	$ 52.8	$ 38.3

			March 31,	June 30,
			2000	1999
Total assets:
Specialty Metals			$1,359.9	$1,272.5
Engineered Products			117.6	115.7
Corporate assets			256.5	219.6
Consolidated total assets			$1,734.0	$1,607.8

8.   Special Charge

     During the third quarter of fiscal 1999, Carpenter recorded a pre-tax charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried work force reduction and a reconfiguration of its U.S. distribution network. The eliminated positions included various salaried positions throughout the Specialty Alloys Operations and corporate offices. The charge consisted chiefly of various personnel-related costs for about 210 employees to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $13.0 million of the charge will be paid from pension funds and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. Through March 31, 2000, there was a reduction of approximately 195 employees. The remaining employees are expected to depart by June 30, 2000.

9.   Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for Carpenter's fiscal year 2001. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or comprehensive income. Since the implementation rules have not been finalized, Carpenter has not completed its evaluation of the impact of adopting this statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2000 vs.
Three Months Ended March 31, 1999:

     Net income for the quarter ended March 31, 2000, was $11.9 million as compared with $9.6 million, before a special charge, for the year ago quarter. Diluted earnings per share for the quarter increased 27 percent to $.52 per share from last year's $.41 per share, before a special charge. Last year's special charge of $14.2 million before taxes ($.37 per diluted share) resulted from a salaried work force reduction and a reconfiguration of the U.S. distribution network.

     Net sales for the third fiscal quarter ended March 31, 2000 were $298.1 million compared with $271.8 million for last year's third quarter. The overall 10 percent sales increase from the same quarterly period a year ago was primarily a result of a 13 percent increase in the sales of Specialty Alloys Operations (SAO) and a 14 percent increase in sales of the Engineered Products Group. These increases were somewhat offset by a 16 percent decrease in sales at Dynamet Incorporated.

     Overall, Carpenter's quarterly gross margin (sales less cost of sales) increased to 25.2 percent of sales compared with 23.5 percent last year. This increase resulted from higher unit sales and production levels in SAO and manufacturing cost reductions. Higher costs for nickel offset much of these favorable effects because Carpenter's raw material surcharge recovers nickel cost increases approximately 60 days after they are incurred. Raw material is accounted for under the last-in, first-out (LIFO) method of accounting, resulting in current cost being charged to the income statement.

     Selling and administrative expenses for the quarter increased by $9.4 million over the same quarter a year ago, due primarily to increased freight costs, start-up costs related to the consolidation of the SAO distribution system and development costs for Carpenter's e-business initiatives.

     Other income/expense, compared with the same quarter a year ago, was more favorable by $5.5 million. Other income for the quarter ended March 31, 2000, of $2.2 million was primarily gains recognized on the sale of three warehouses. Last year's third quarter other expense included foreign exchange losses and write-downs of assets held for sale.

     Income taxes for the quarter were 37.5 percent of income before taxes. For the same period last year the effective tax rate was lower due to an income tax benefit of $2.2 million which was recognized as a result of tax issues that were satisfactorily resolved.

Business Segment Results

     During the quarter ended September 30, 1999, Carpenter changed its segment reporting. The changes are described in Note 7 to the Consolidated Financial Statements. All segment data for the quarter and nine months ended March 31, 1999 have been restated to reflect the current segment reporting structure.

Specialty Metals Segment

     Net sales for this segment, which aggregates the SAO and Dynamet units of Carpenter were $266.9 million which was 9 percent higher than those of the same quarter a year ago. The increase in sales was primarily due to a 13 percent increase in sales at SAO, which was partially offset by a 16 percent decrease in sales at Dynamet. The improved SAO sales were the result of improved demand in the automotive, industrial and consumer markets. Aerospace related sales continued to fall behind year-earlier levels both at SAO and Dynamet.

     Earnings before interest and taxes (EBIT) for the Specialty Metals segment were $23.1 million which was 35 percent higher than last year's third quarter before the special charge. This increase was due to higher sales volume along with cost reductions in manufacturing and administrative functions. These effects were partially offset by the continued escalation of nickel prices and freight costs and start-up costs related to the consolidation of the SAO distribution system and development of Carpenter's e-business initiatives.

Engineered Products Segment

     Net sales for this segment were $32.1 million which was 14 percent higher than the same quarter of last year. EBIT was $1.4 million which was $0.4 million higher than the third quarter of last year. This profit growth was due to higher sales volume and lower administrative costs. All units within the segment had sales improvements with the ceramics cores products showing the most growth.

Pension Credits

     Pension credits, which result from the significant overfunded position of Carpenter's defined benefit pension plans, were $11.5 million in the March 2000 quarter versus $9.3 million in the same quarter a year ago. The higher level of credits was due primarily to the investment returns on the pension plan assets during fiscal 1999. This variance from the previous year's level of pension credits will continue for the balance of fiscal 2000.

Results of Operations - Nine Months Ended March 31, 2000 vs.
Nine Months Ended March 31, 1999:

     Net income for the nine months ended March 31, 2000, was $34.8 million compared to $34.1 million, before the special charge, last year. Diluted earnings per share were $1.51 per share compared with $1.45, before the special charge, for the same period a year ago. The growth in earnings for the nine months was constrained by reduced selling prices and higher raw material costs.

     Net sales for the nine months were $787.5 million compared with $770.8 million reported last year. This increase was primarily the result of a 10 percent volume increase which was partially offset by price decreases and mix changes.

     Cost of sales as a percent of net sales remained relatively constant at 74.6 percent of sales compared to 74.5 percent last year.

     Selling and administrative expenses increased by $10.3 million due primarily to start-up costs for the distribution system consolidation and e-business initiatives, and increased freight and depreciation expenses. These factors were partially offset by the favorable effects of staff reductions and higher pension credits.

     Other income was more favorable than a year ago by $8.9 million, primarily as a result of the gains recognized on the sale of three warehouses, and the favorable effects reported in the second quarter resulting from adjustments to liabilities for environmental remediation, workers' compensation and other matters related to the acquisition of Talley Industries, Inc. Last year's other expense included foreign exchange losses and write downs of assets held for sale.

     The effective tax rate was 34.0 percent for the nine months ended March 31, 2000, versus 33.3 percent for the same period a year earlier. The increase in the current year was primarily due to the resolution of a foreign tax issue occurring in the second quarter of this fiscal year which reduced tax expense by $1.9 million. Last year several pending income tax issues were resolved resulting in a reduction of income tax expense for the third quarter of $2.2 million.

Business Segment Results

Specialty Metals Segment

     Net sales for this segment, which aggregates the SAO and Dynamet units of Carpenter were $697.1 million which was 1 percent higher than those for the same period a year ago. The increase in sales was primarily due to higher volume and was reduced by lower selling prices and mix changes. SAO sales rose by 4 percent while Dynamet sales were lower by 20 percent.

Most SAO market sectors were improved but aerospace demand for both SAO and Dynamet products remained at lower levels.

     Earnings before interest and taxes (EBIT) were $55.9 million which was 12 percent lower than the same period last year, before the special charge. Profit margins were lower as selling prices fell in SAO and at Dynamet despite higher SAO costs for nickel versus a year ago. These effects were partially offset by cost reductions in manufacturing and administrative functions.

Engineered Products Segment

     Net sales for this segment were $92.6 million which was 11 percent higher than the same period last year. Increased demand for ceramics, metal injection molded and shaped products accounted for most of the sales improvement.

     EBIT was $3.8 million, an increase of $2.6 million from the same period last year. This profit improvement was due to the increased sales, manufacturing cost efficiencies and reduced product development and administrative costs.

Pension Credits

     Pension credits were $34.3 million for the nine months ending March 2000 compared to $27.1 million for the same period a year ago. The higher level of credits was due primarily to the investment returns on the pension plan assets during fiscal 1999.

Cash Flow and Financial Condition:

     During the nine months ended March 31, 2000, Carpenter's cash and cash equivalents increased by $2.9 million, as shown in the consolidated statement of cash flows.

     Net cash generated from operating activities was $34.4 million, primarily as a result of improved operating performance offset by increased working capital.

     Investing activities for plant and equipment consumed $73.4 million in cash during the first nine months of fiscal 2000. Total capital expenditures for all of fiscal 2000 are anticipated to be about $100 million. During the third quarter, Carpenter acquired The Anval Group, a powder metal producer based in Sweden, for $6.7 million which is net of cash received.

     Total debt, excluding debt of acquired businesses, increased by $63.2 million since June 30, 1999 to a level of $575.2 million or 41.6 percent of total capital employed, including deferred taxes. During the third quarter Carpenter's borrowing capacity was increased by $25 million. Additionally, in early April a long-term collateralized note was issued for $7.6 million, which was utilized to repay short-term debt and accordingly, the short-term debt was classified as long-term as of March 31, 2000.

     At March 31, 2000, current assets exceeded current liabilities by $90.2 million (a ratio of 1.2 to 1). This ratio is conservatively stated because certain inventories are valued $100.6 million less than the current cost as a result of using the LIFO method.

     Carpenter believes that its present financial resources, both from internal and external sources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Forward-looking Statements

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. Such risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to recoup increased nickel costs through increased prices and surcharges and Carpenter's ability to reduce the impact of a strike in the nickel industry, if it should occur; 3) excess inventory and the impact of inventory adjustments in Carpenter's aerospace customer base; 4) worldwide excess capacity for certain alloys which Carpenter produces, resulting in increased competition and downward pricing pressure on Carpenter products; 5) the impact on the overfunding of Carpenter's pension plans of an increase in the pension liability or a decrease in plan assets, approximately 70 percent of which are invested in common stock equities; 6) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 7) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 8) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain and retain favorable rulings in dumping and countervailing duty claims against foreign producers; 9) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 10) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 11) the accuracy of Carpenter's belief that the valuation of the Corporation's former plant site by the Bridgeport, Connecticut Port Authority will be overturned and that Carpenter will be absolved from remediation costs caused by the Port Authority's development efforts. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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
Carpenter Technology Corporation
(Registrant)

Date: May 12, 2000	_____________________________ G. Walton Cottrell Sr. Vice President - Finance and Chief Financial Officer