Form 10-K
period 2000-06-30
CARPENTER TECHNOLOGY CORP
filed 2000-09-26
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2000

Commission file number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-0458500 (I.R.S. Employer Identification No.)
1047 N. Park Road, Wyomissing, Pennsylvania (Address of principal executive offices)	19610-1339 (Zip Code)

610-208-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                                                                              (Name of each exchange
(Title of each class)                                                                                 on which registered)
Common stock, par value $5 per share..…………………….New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  X . No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 31, 2000, 22,024,060 shares of Common Stock of Carpenter Technology Corporation were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based upon its closing transaction price on the Composite Tape on such date) was $623,571,878.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2000 definitive Proxy Statement, dated September 18, 2000.

The Exhibit Index appears on pages E-1 to E-4.

TABLE OF CONTENTS

PART I

Item 1.   Business

          (a)  General Development of Business:

           Carpenter Technology Corporation, incorporated in 1904, is engaged in the manufacture, fabrication, and distribution of specialty metals and certain engineered products. There were no significant changes in the form of organization or mode of conducting business of Carpenter Technology Corporation (hereinafter called "the Company" or "Carpenter") during the year ended June 30, 2000, except that on February 1, 2000, Carpenter acquired the Anval Nyby Powder AB ("Anval"), a powder metal producer based in Torshalla, Sweden, at a cost of $7 million in cash, including acquisition costs, and assumed Anval's debt with a fair market value of $1.6 million.

          (b)  Financial Information About Segments:

            Carpenter is organized on a product basis and managed in three segments: Specialty Alloys, Titanium Alloys and Engineered Products. The Specialty Alloys and Titanium segments have been aggregated into one reportable segment (Specialty Metals) because of the similarities in products, processes, customers, distribution methods and economic characteristics. See note 19 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" for additional segment reporting information.

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

Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in bar, wire, rod and strip forms. Sales are distributed both directly from producing plants and from a Carpenter operated distribution network. Specialty metals products include:

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

(2)  Classes of Products:

            The approximate percentage of Carpenter's consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:

	2000	1999	1998
Stainless steel	48%	46%	47%
Special alloys	28%	29%	30%
Titanium products	8%	10%	11%
Ceramics and other materials	9%	8%	6%
Tool and other steel	7%	7%	6%
	100%	100%	100%

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

(5)  Seasonality of Business:

            Carpenter's sales and earnings results are normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest - principally because of annual plant vacation and maintenance shutdowns in this period by Carpenter as well as by many of its customers. The timing of major changes in the general economy can alter this pattern, but over the longer time frame, the historical patterns generally prevail.

The chart below shows the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2000	1999	1998
September 30	22%	24%	21%
December 31	23%	24%	24%
March 31	27%	26%	28%
June 30	28%	26%	27%
	100%	100%	100%

The above trends were also affected by the acquisitions of businesses. Fiscal 2000 includes the effects of the acquisition of Anval on February 1, 2000. Fiscal 1999 includes the effects of the acquisition of certain assets of Telcon, Ltd. in October 1998. Fiscal 1998 includes the effects of the acquisition of a majority interest in Talley Industries, Inc. on December 5, 1997 and the remainder on February 19, 1998.

(6)  Customers:

            Carpenter is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect.

(7)  Backlog:

            As of June 30, 2000, Carpenter had a backlog of orders, believed to be firm, of approximately $275 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of June 30, 1999 was approximately $200 million.

(8)  Competition:

            Carpenter's business is highly competitive. It supplies materials to a wide variety of end-use market sectors, none of which consumes more than about 30 percent of Carpenter's output, and competes with various companies depending on end-use sector, product or geography.

            There are approximately 10 domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more product sectors. There are several dozen smaller producing companies and converting companies in the United States who are competitors. Carpenter also competes directly with several hundred independent distributors of products similar to those distributed by Carpenter's wholly owned distribution system. Additionally, numerous foreign producers import into the United States various specialty metal products similar to those produced by Carpenter. Furthermore, a number of different products may, in certain instances, be substituted for Carpenter's finished product.

            Imports of foreign specialty steels have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Such pricing practices have usually been supported by foreign governments through direct and indirect subsidies.

            Because of these unfair trade practices, Carpenter several years ago joined with other domestic producers in the filing of trade actions against foreign producers who had dumped their specialty steel products into the United States. As a result of these actions, the U.S. Department of Commerce issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to about 63% of their value and on imports of stainless rod from Brazil, France and India at rates ranging up to about 49% of their value.

            As a result of a sunset review determination made by the International Trade Commission in July 2000, the antidumping orders on stainless rod were extended to July 2005. The antidumping orders on stainless bar will end or be extended in calendar year 2001, depending upon the sunset review determination to be made by the Commission.

            Additional antidumping orders are in place with regard to imports of stainless rod from Italy, Japan, Korea, Spain, Sweden and Taiwan at rates ranging up to 34% of their value. Countervailing duty orders are also in place against stainless rod imports from Italy. These orders were established in 1998 and will continue in effect until September 2003, at which time they will be subject to a sunset review.

(9)  Research, Product and Process Development:

            Carpenter's expenditures for company-sponsored research and development were approximately $14.4 million, $15.4 million and $16.1 million in fiscal 2000, 1999 and 1998, respectively.

(10)  Environmental Regulations:

            Carpenter is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. Recoveries of expenditures are recognized as a receivable when they are estimable and probable. For further information on environmental remediation, see the Contingencies section included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 18 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

            The costs of maintaining and operating environmental control equipment were about $5.3 million and $9.8 million for fiscal 2000 and 1999, respectively. The capital expenditures for environmental control equipment were $2.6 million and $.3 million for fiscal 2000 and 1999, respectively. Carpenter anticipates spending approximately $3.8 million on major domestic environmental capital projects over the next five fiscal years. This includes $1.0 million for fiscal 2001 and $1.0 million for fiscal 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)  Employees:

            As of August 31, 2000, Carpenter and its affiliates had approximately 5,900 employees.

(d)  Financial information about foreign and domestic operations and export sales:

            Sales outside of the United States, including export sales, were $207.1 million, $184.8 million and $179.6 million in fiscal 2000, 1999 and 1998, respectively.

            Reference note 19 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 2.  Properties

            The primary locations of Carpenter's specialty metals manufacturing and fabrication plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Orwigsburg, Pennsylvania; Clearwater, Florida; and Crawley, England. The Reading, Hartsville, Washington, Orangeburg, Orwigsburg and Crawley plants are owned in fee. The Clearwater plant is owned, but the land is leased.

            The primary locations of Carpenter's engineered products manufacturing operations are: Wood-Ridge, New Jersey; Carlstadt, New Jersey; Corby, England; Wilkes-Barre, Pennsylvania; Chicago, Illinois; Auburn, California; El Cajon, California; Petaluma, California and Palmer, Massachusetts. The Corby and Chicago plants are owned, while the rest of the locations are leased.

            The Reading plant has an annual practical melting capacity of approximately 231,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations. During the years ended June 30, 2000 and 1999, the plant operated at approximately 91 percent and 79 percent, respectively, of its melting capacity.

            During the fiscal years 2000 and 1999, the Talley Metals plant in Hartsville, South Carolina had an annual hot rolling capacity of approximately 78,500 tons. The annual tons shipped will be less than the tons hot rolled due to processing losses in finishing operations. During the year ended June 30, 2000 and 1999, the plant operated at approximately 73% and 84%, respectively, of its hot rolling capacity.

            Carpenter also operates sales offices and distribution and service centers, most of which are leased, at various locations in many states and several foreign countries.

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

Item 3.  Legal Proceedings

           On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter’s former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter’s books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority’s development efforts. This matter is pending in the U.S. District Court for the District of Connecticut. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management, the Port Authority’s proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

            Other pending legal proceedings involve ordinary routine litigation incidental to the business of Carpenter. There are no material proceedings to which any Director, Officer, or affiliate of Carpenter, or any owner of more than five percent of any class of voting securities of Carpenter, or any associate of any Director, Officer, affiliate, or security holder of Carpenter, is a party adverse to Carpenter or has a material interest adverse to the interest of Carpenter or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of Carpenter (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of the current assets of Carpenter or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Executive Officers of the Registrant

            Listed below are the names of corporate executive officers as of fiscal year end, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Dennis M. Draeger, who joined Carpenter in 1996.

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

            Mr. Shor, who was appointed Senior Vice President - Specialty Alloys Operations, effective January 31, 2000, was Vice President - Manufacturing Operations from March 3, 1997 through January 30, 2000; General Manager - Global Marketing and Product Services from July 13, 1995 through March 2, 1997; and General Manager - Marketing from October 1, 1994 through July 12, 1995.

            Mr. Torcolini, who was appointed Senior Vice President - Engineered Products Operations, effective January 31, 2000, has been President of Dynamet, Incorporated, a subsidiary of Carpenter Technology Corporation since February 28, 1997 and was Vice President - Manufacturing Operations of Carpenter from January 29, 1993 through
February 27, 1997.

Name	Age	Positions	Assumed Present Position

Robert W. Cardy	64	Chairman and Chief Executive Officer Director	July 1992

G. Walton Cottrell	60	Senior Vice President - Finance & Chief Financial Officer	January 1993

Dennis M. Draeger	59	President and Chief Operating Officer Director	June 1999

Robert W. Lodge	57	Vice President - Human Resources	September 1991

Michael L. Shor	41	Senior Vice President - Specialty Alloys Operations	January 2000

Robert J. Torcolini	49	Senior Vice President - Engineered Products Operations	January 2000

John R. Welty	51	Vice President, General Counsel & Secretary	January 1993

PART II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters

            Common stock of Carpenter is listed on the New York Stock Exchange. The ticker symbol is CRS. The high and low market prices of Carpenter's stock for the past two fiscal years are indicated below:

	2000		1999
Quarter Ended:	High	Low	High	Low
September 30	$29-3/8	$22-3/16	$54-3/16	$30
December 31	$27-13/16	$22-9/16	$37-3/4	$30-3/16
March 31	$28-15/16	$20-1/4	$37-1/8	$23-5/8
June 30	$21-7/8	$18-3/4	$32-13/16	$24-15/16
Annual	$29-3/8	$18-3/4	$54-3/16	$23-5/8

            The range of Carpenter's common stock price from July 1, 2000 to September 20, 2000 was $21 to $33-1/4. The closing price of the common stock was $29-15/16 on September 20, 2000.

            Carpenter has paid quarterly cash dividends on its common stock for 94 consecutive years. The quarterly dividend rate was $.33 per share for the fiscal years ended June 30, 2000, 1999 and 1998.

            Carpenter had 5,728 common shareholders of record as of August 31, 2000. The balance of the information required by this item is disclosed in note 9 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data".

Item 6.  Selected Financial Data

Five-Year Financial Summary
Dollar amounts in millions, except per share data
(years ended June 30)

	2000	1999	1998	1997	1996
Summary of Operations
Net Sales	$1,095.8	$1,036.7	$1,176.7	$ 939.0	$ 865.3
Net Income	$ 53.3	$ 37.1	$ 84.0	$ 60.0	$ 60.1
Financial Position at Year-End
Total Assets	$1,745.9	$1,607.8	$1,698.9	$1,223.0	$ 912.0
Long-term debt, net of current portion	$ 352.3	$ 355.0	$ 370.7	$ 244.7	$ 188.0
Per Share Data
Earnings:
Basic	$ 2.35	$ 1.61	$ 4.01	$ 3.32	$ 3.54
Diluted	$ 2.31	$ 1.58	$ 3.84	$ 3.16	$ 3.38
Cash dividends-common	$ 1.32	$ 1.32	$ 1.32	$ 1.32	$ 1.32

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Management's Discussion of Operations

Overview

Fiscal 2000 was a year of partial recovery from the cyclical downturn which occurred in fiscal 1999. While demand for most products recovered strongly, profitability was impacted by a surge in nickel costs and selling price erosion due to foreign imports and weakness in the euro. Carpenter was able to partially mitigate these negatives through cost reduction efforts, a higher operating level and several non-operating gains.

Net sales and earnings trends for the past three fiscal years are summarized below:

(in millions, except per share data)	2000	1999	1998

Net sales	$1,095.8	$1,036.7	$1,176.7
Net income	53.3	45.6*	84.0
Diluted earnings per share	2.31	1.95*	3.84

The chart below shows net sales by major material group for the past three fiscal years:

(in millions)	2000		1999		1998
	Sales	%	Sales	%	Sales	%
Stainless steel	$ 528.4	48%	$ 479.9	46%	$ 552.6	47%
Special alloys	304.1	28%	294.9	29%	348.7	30%
Titanium products	83.4	8%	102.6	10%	128.5	11%
Ceramics and other materials	99.7	9%	86.2	8%	69.2	6%
Tool and other steel	80.2	7%	73.1	7%	77.7	6%
Total	$1,095.8	100%	$1,036.7	100%	$ 1,176.7	100%

*Excludes a special charge of $8.5 million after taxes or $.37 per diluted share for a salaried work force reduction and a reconfiguration of Carpenter’s U.S. distribution network (see note 15 to the consolidated financial statements).

Results of Operations - Fiscal 2000 Compared to Fiscal 1999

Net sales were $1,095.8 million in fiscal 2000, a 6 percent increase from those of fiscal 1999. Improved unit volume raised net sales by approximately $98.6 million. Demand was higher for most of Carpenter’s products except for those used in aerospace applications, a market where customer inventory corrections took place for most of the past year until recovery began in the fourth quarter.

Unit selling prices decreased by an average of 3 percent, equivalent to $34.6 million in sales, even though raw material surcharges were implemented to recover cost increases. Increased imports, weaker demand for titanium products and a decline in the value of the euro were the key factors in the price erosion.

Sales outside of the U.S. improved by 12 percent to $207.1 million as compared to fiscal 1999. Most of the sales increase came from the Mexico, Canada and Asia-Pacific regions. In Europe, which accounted for approximately one-half of all sales outside the United States, sales were about the same as fiscal 1999 because of the increased competition caused by the weaker euro. Details of sales by geographical region for the past three fiscal years are presented in note 19 to the consolidated financial statements.

Cost of sales as a percentage of net sales were 75 percent in fiscal 2000 and 1999. Higher sales and production levels, manufacturing cost reductions and higher pension credits were the key positives. Higher costs for nickel offset much of these favorable effects. Carpenter’s raw material surcharge recovers cost increases approximately 60 days after they are incurred but cost increases affect cost of sales in the month they occur because of Carpenter’s use of the LIFO method of accounting for inventories.

Selling and administrative expenses increased by $13.9 million from the fiscal 1999 level. Increased freight and depreciation costs, start-up costs related to the consolidation of the distribution system and development costs for Carpenter’s e-business activities were the primary cost drivers. Increased pension credits and salaried staff reductions partially offset these cost increases.

Other (income) expense, net was $13.2 million more favorable in fiscal 2000 than in fiscal 1999. Most of the improvement was due to non-recurring gains in fiscal 2000 related to sales of warehouses ($5.6 million), adjustments to liabilities for environmental remediation and insurance claims and other matters related to the acquisition of Talley Industries, Inc. ($3.3 million), and insurance and investment gains ($2.1 million).

Interest expense was $33.4 million in fiscal 2000, a $4.1 million increase over the fiscal 1999 level. Increased short-term debt and higher interest rates were the major causes of this cost increase.

Income taxes as a percent of pre-tax income (effective tax rate) were approximately 33.3 percent in fiscal 2000 and 33.5 percent in fiscal 1999. Both years were favorably affected by the resolution of foreign and state tax issues related to prior years. See note 14 to the consolidated financial statements for a reconciliation of the statutory federal tax rate to the effective tax rate for each of the past three years.

Business Segment Results
(Segment data for fiscal 1999 have been restated - see note 19 to the consolidated financial statements.)

Specialty Metals Segment

(in millions)	2000	1999	Increase (Decrease)
Net sales	$968.0	$923.8	$ 44.2
Income before interest expense and income taxes (EBIT)	$ 84.3	$ 84.7*	$ (0.4)

*Excludes special charge of $14.2 million (see note 15 to the consolidated financial statements).

Net sales for this segment, which aggregates the Specialty Alloys Operations (SAO) and Dynamet units of Carpenter, were 5 percent higher than those of fiscal 1999. The increase was primarily due to higher volume and was offset by lower selling prices and mix changes. Sales for SAO rose by 7 percent while Dynamet sales were lower by 15 percent. Most of SAO’s end-use market sectors were improved but aerospace demand for both SAO and Dynamet products was at lower levels than in fiscal 1999.

EBIT was slightly lower than that of fiscal 1999, excluding the 1999 special charge. The improved unit volume shipments and cost reductions at SAO were offset by the lag in recovering the significant rise in nickel costs in the SAO unit and lower sales volume for Dynamet.

Engineered Products Segment

(in millions)	2000	1999	Increase
Net sales	$ 130.8	$114.9	$15.9
Income before interest expense and income taxes (EBIT)	$ 7.1	$ 2.0	$ 5.1

The 14 percent increase in sales resulted from improved volume at all of the Engineered Products’ business units. Demand was particularly strong for ceramic cores for land-based turbine blade castings and structural ceramic parts.

This improved profit level resulted from higher sales volume, manufacturing cost efficiencies and reduced product development and administrative costs.

Pension Credits

Pension credits, related to overfunded defined benefit pension plans, were $45.7 million during fiscal 2000 compared to $36.1 million in fiscal 1999. The increase in these credits was primarily due to the strong investment returns on the pension plan assets during fiscal 1999 that resulted in an excess of plan assets over liabilities of $413.6 million at June 30, 1999. Based upon the actuarial valuation as of June 30, 2000, the pension credits for fiscal 2001 will be approximately $48 million.

Results of Operations --
Fiscal 1999 Compared to Fiscal 1998

Net sales were $1,036.7 million in fiscal 1999, a 12 percent decrease from the record level of $1,176.7 million in fiscal 1998. Reduced unit volume accounted for approximately $121 million of the sales decrease. Unit selling price decreases averaged 6 percent, accounting for $74 million of the sales decrease. Most of these negative effects were experienced in the Specialty Metals segment and were partially offset by the inclusion of a full year’s sales in fiscal 1999 for companies acquired during fiscal 1998.

Cost of sales as a percentage of sales increased to 75 percent in fiscal 1999 from 72 percent a year earlier, because of lower production levels, selling price reductions and a less profitable product mix in the Specialty Metals segment. Reduced staffing levels, lower raw material costs and increased pension credits helped to partially offset the margin decline.

Selling and administrative expenses for fiscal 1999 were higher than in fiscal 1998 by $5.1 million, primarily because of the impact of newly acquired companies and increases in salaries. Reductions in salaried staffing levels, lower bonus payments and improved pension credits helped to offset these effects.

Other (income) expense, net was favorable by $2.2 million as compared to fiscal 1998. This improvement was primarily related to a nonrecurring pre-tax loss of $2.7 million in fiscal 1998 for the sale of a joint venture in Taiwan.

Income taxes as a percent of pre-tax income (effective tax rate) were approximately 33.5 percent in fiscal 1999 and 38.7 percent in fiscal 1998. The resolution of certain prior year state tax issues was the major factor in the lower rate. See note 14 to the consolidated financial statements for a reconciliation of the statutory federal tax rate to the effective tax rate.

Business Segment Results
(Segment data for 1999 and 1998 have been restated -- see note 19 to the consolidated financial statements.)

Specialty Metals Segment

(in millions)	1999	1998	(Decrease)
Net sales	$ 923.8	$1,075.5	$(151.7)
Income before interest expense and income taxes (EBIT)	$ 84.7*	$ 158.8	$ (74.1)

*Excludes special charge of $14.2 million (see note 15 to the consolidated financial statements).

The 14 percent decrease in net sales was due to a combination of lower unit volume and reduced selling prices, each accounting for about one-half of the sales decline. Selling prices for both the Specialty Alloys products and Dynamet titanium products were lower by 7 percent, in part due to lower nickel, cobalt and titanium costs but also because of intense competition from imported steel.

Sales to the aerospace market sector were adversely affected by inventory reductions by customers to correct for overstocked inventory positions. Sales to industrial end-use markets were another area of weakness, especially in products for petrochemical, semiconductor and processing industry applications. Automotive products were down moderately as a result of a General Motors strike early in fiscal 1999 and design changes.

EBIT fell 47 percent primarily because of the lower unit sales volume and selling prices. Profit margins were also affected by a less profitable product mix and a lower production level as inventories were reduced. Lower costs for raw materials, more favorable pension credits and reductions in salaried and production staffing levels helped offset the sales effects.

Engineered Products Segment

(in millions)	1999	1998	Increase (Decrease)
Net sales	$ 114.9	$ 102.5	$12.4
Income before interest expense and income taxes (EBIT)	$ 2.0	$ 5.5	$ (3.5)

The 12 percent increase in sales was the result of including a full year’s sales in fiscal 1999 for Carpenter Advanced Ceramics, which was acquired during 1998, and volume growth, particularly in ceramic cores for aerospace and land-based turbine blade castings and in structural ceramics applications.

The 64 percent decrease in EBIT was due to several factors. Developmental costs for new metal injection molded products, start-up costs for three new ceramics facilities and expanded sales, marketing and process research programs adversely impacted fiscal 1999. Also, an equipment impairment loss of $1.5 million was recognized in fiscal 1999.

Net pension credits were $36.1 million in fiscal 1999 and $23.6 million in fiscal 1998.

Management's Discussion of Cash Flow and Financial Condition

Cash Flow

Net cash generated from operating activities was $62.4 million in fiscal 2000. This level was down from $87.4 million and $108.4 million in fiscal 1999 and 1998, because of increases in working capital.

Capital expenditures, including software, continued at a high level. Fiscal 2000 expenditures totaled $105.0 million versus $153.1 million in fiscal 1999 and $99.5 million in fiscal 1998. The major expenditures during fiscal 2000 were for new strip facilities and a new 4500-ton forging press. These projects completed a five-year, $500 million capital program for capacity expansion and modernization. Total capital spending is expected to be approximately $55 million in fiscal 2001.

Fiscal 2000 acquisition spending totaled $7.0 million versus $23.1 million in fiscal 1999 and $177.8 million in fiscal 1998. The acquisition in fiscal 2000 was for the Anval Group, a powder metal producer based in Sweden. Fiscal 1999 acquisitions included the strip products business of Telcon, Ltd., in the United Kingdom and a joint venture for specialty steel production and distribution in India. The most significant acquisition in fiscal 1998 was Talley Industries, Inc. Details of acquisition activities for the past three years are included in note 3 to the consolidated financial statements.

During fiscal 1999 and 1998, Carpenter sold all of the businesses of the Talley Industries, Inc., government products and services and industrial products segments except for one insignificant company, as planned at the time Talley was acquired in fiscal 1998. These sales resulted in net proceeds before taxes of $121.4 million in fiscal 1999 and $20.7 million in fiscal 1998. Additional details regarding these divestitures are provided in note 16 to the consolidated financial statements.

Total debt increased by $72.2 million to $582.6 million in fiscal 2000, including debt of an acquired company. Debt as a percent of total capital (debt, deferred taxes and shareholders’ equity) increased to 41.6 percent at June 30, 2000, from 39.4 percent at the beginning of the fiscal year. During fiscal 2000, Carpenter’s borrowing capacity was increased by $25 million. Additionally, a long-term collateralized note was issued for $7.6 million in connection with an equipment purchase. Details of debt and financing agreements are provided in note 7 to the consolidated financial statements.

In fiscal 1999, $35.0 million of cash was used to acquire 955,567 treasury common shares. The dividend payout rates on common and preferred stock were maintained at $1.32 and $5,362.50 per share, respectively, and totaled $30.8 million, $30.7 million and $28.5 million in fiscal years 2000, 1999 and 1998, respectively.

Financial Condition and Liquidity

During the past three fiscal years, Carpenter maintained the ability to provide adequate cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Carpenter ended fiscal 2000 with current assets exceeding current liabilities by $88.6 million (a ratio of 1.2 to 1). This ratio is conservatively stated because certain inventories are valued $126.0 million less than the current cost as a result of using the LIFO method.

Financing is available under a $275 million revolving credit agreement with four banks. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $275 million. As of June 30, 2000, $59.7 million was available under the credit facility and commercial paper program. Details of financing agreements are provided in note 7 to the consolidated financial statements.

Carpenter believes that its present financial resources, both from internal and external resources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Market Sensitive Instruments and Risk Management

Carpenter uses derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for the Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. Carpenter reduces this risk on nickel and cobalt by entering into commodity forward contracts and commodity price swaps which are effective hedges of the risk. Fluctuations in foreign exchange subject Carpenter to risk of losses on anticipated future cash flows from its foreign operations. Foreign currency forward contracts are used to hedge this foreign exchange risk. These hedging strategies are reviewed and approved by management before being implemented. Management has established policies regarding the use of derivative instruments which prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of Carpenter’s risk management programs.

The status of Carpenter’s financial instruments as of June 30, 2000 and 1999, is provided in note 8 to the consolidated financial statements. Assuming (a) an instantaneous 10 percent decrease in the price of raw materials for which Carpenter has commodity forward contracts and swaps, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, (c) a 10 percent change in interest rates on Carpenter’s short-term debt, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance had all occurred on June 30, 2000 and 1999, Carpenter’s results of operations, cash flow and financial position would not have been materially affected.

Contingencies

Environmental

Carpenter has environmental liabilities at some of its owned operating facilities, and has been designated as a potentially responsible party ("PRP") with respect to certain Superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of cleanup costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. The liability recorded for environmental cleanup costs at June 30, 2000 was $7.7 million. The estimated range of the reasonably possible costs of remediation at Carpenter-owned operating facilities and the Superfund sites is between $7.7 million and $11.4 million as of June 30, 2000. Recoveries of expenditures are recognized as receivables when they are estimable and probable.

Additional details are provided in note 18 to the consolidated financial statements. Carpenter does not anticipate that its financial position will be materially affected by additional environmental remediation costs, although quarterly or annual operating results could be materially affected by future developments.

Other

Carpenter also is defending various claims and legal actions, and is subject to contingencies that are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Additional details are provided in note 18 to the consolidated financial statements. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on Carpenter’s financial position or results of operations and cash flows.

Forward-Looking Statements

This Form 10-K contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. These risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to recoup increased costs of fuel and raw materials, such as nickel, through increased prices and surcharges; 3) excess inventory and the impact of inventory adjustments in Carpenter's aerospace customer base; 4) worldwide excess capacity for certain alloys which Carpenter produces, resulting in increased competition and downward pricing pressure on Carpenter products; 5) the impact on the overfunding of Carpenter's pension plans, of an increase in the pension liability or a decrease in plan assets, approximately 70 percent of which are invested in common stock equities; 6) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 7) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 8) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain and retain favorable rulings in dumping and countervailing duty claims against foreign producers; 9) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 10) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 11) the outcome of the litigation between the Bridgeport, Connecticut, Port Authority and Carpenter concerning the value of the Corporation's former plant site and responsibility for site remediation costs caused by the Port Authority's development efforts. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and
Shareholders of Carpenter Technology Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Carpenter Technology Corporation and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Carpenter's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
July 27, 2000

Consolidated Statement of Income
Carpenter Technology Corporation
For the years ended June 30, 2000, 1999 and 1998

(in millions, except per share data)	2000	1999	1998

Net sales	$1,095.8	$1,036.7	$1,176.7
Costs and expenses:
Cost of sales	816.4	772.0	848.3
Selling and administrative expenses	179.4	165.5	160.4
Interest expense	33.4	29.3	29.0
Special charge	-	14.2	-
Other (income) expense, net	(13.3)	(0.1)	2.1
	1,015.9	980.9	1,039.8
Income before income taxes	79.9	55.8	136.9
Income taxes	26.6	18.7	52.9
Net income	$ 53.3	$ 37.1	$ 84.0

Earnings per common share:
Basic	$ 2.35	$ 1.61	$ 4.01
Diluted	$ 2.31	$ 1.58	$ 3.84

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
Carpenter Technology Corporation
For the years ended June 30, 2000, 1999 and 1998

(in millions)	2000	1999	1998

OPERATIONS
Net income	$ 53.3	$ 37.1	$ 84.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	53.1	51.8	46.8
Amortization of intangible assets	15.2	13.9	11.4
Deferred income taxes	15.0	(6.2)	14.6
Pension and postretirement costs, net	(38.1)	(30.1)	(21.9)
Net (gain) loss on asset disposals	(5.2)	1.5	5.0
Special charge	-	14.2	-
Changes in working capital and other, net of acquisitions:
Receivables	(34.5)	28.7	5.5
Inventories	(16.7)	18.9	(17.2)
Accounts payable	35.9	(23.2)	(12.0)
Accrued current liabilities	(11.7)	(18.9)	(7.8)
Other, net	(3.9)	(0.3)	-
Net cash provided from operations	62.4	87.4	108.4
INVESTING ACTIVITIES
Purchases of plant, equipment and software	(105.0)	(153.1)	(99.5)
Proceeds from disposals of plant and equipment	13.4	0.5	1.1
Acquisitions of businesses, net of cash received	(7.0)	(23.1)	(177.8)
Proceeds from net assets held for sale	-	121.4	20.7
Proceeds from sale of interest in joint venture	-	-	5.3
Net cash used for investing activities	(98.6)	(54.3)	(250.2)
FINANCING ACTIVITIES
Net change in short-term debt	78.5	20.2	39.3
Proceeds from issuance of long-term debt	7.6	-	198.0
Payments on long-term debt	(15.5)	(36.6)	(182.8)
Dividends paid	(30.8)	(30.7)	(28.5)
Payments to acquire treasury stock	-	(35.0)	-
Proceeds from issuance of common stock	0.4	2.1	149.6
Net cash provided from (used for) financing activities	40.2	(80.0)	175.6
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.0	(46.9)	33.8
Cash and cash equivalents at beginning of year	5.5	52.4	18.6
Cash and cash equivalents at end of year	$ 9.5	$ 5.5	$ 52.4

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
Carpenter Technology Corporation
June 30, 2000 and 1999

(in millions, except share data)	2000	1999

ASSETS
Current assets:
Cash and cash equivalents	$ 9.5	$ 5.5
Accounts receivable, net of allowance for doubtful accounts of $2.2 and $1.9 at June 30, 2000 and 1999, respectively	187.0	150.6
Inventories	270.2	250.3
Other current assets	16.3	16.3
Total current assets	483.0	422.7
Property, plant and equipment, net	789.9	750.4
Prepaid pension cost	185.2	140.5
Goodwill, net	172.3	179.2
Other assets	115.5	115.0
Total assets	$1,745.9	$1,607.8

LIABILITIES
Current liabilities:
Short-term debt	$ 219.9	$ 140.0
Accounts payable	97.3	59.6
Accrued liabilities	61.2	70.9
Deferred income taxes	5.6	1.3
Current portion of long-term debt	10.4	15.4
Total current liabilities	394.4	287.2
Long-term debt, net of current portion	352.3	355.0
Accrued postretirement benefits	152.3	146.2
Deferred income taxes	158.0	149.8
Other liabilities	35.3	37.1

SHAREHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares	26.0	26.8
Common stock - authorized 100,000,000 shares	115.4	115.3
Capital in excess of par value - common stock	192.2	191.9
Reinvested earnings	388.0	365.5
Common stock in treasury, at cost	(38.4)	(38.4)
Deferred compensation	(14.1)	(16.4)
Accumulated other comprehensive income	(15.5)	(12.2)
Total shareholders' equity	653.6	632.5
Total liabilities and shareholders' equity	$1,745.9	$1,607.8

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
Carpenter Technology Corporation
For the years ended June 30, 2000, 1999 and 1998
		Common Stock
(in millions, except per share data)	Preferred Stock Par Value of $5	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Treasury Stock	Deferred Compensation	Acc. Other Comp. Income	Total Share-holders' Equity

Balances at June 30, 1997	$ 28.2	$ 98.2	$ 54.3	$ 303.6	$ (3.5)	$ (20.3)	$ (11.2)	$ 449.3
Net income				84.0				84.0
Cash dividends:
Common @ $1.32 per share				(26.9)				(26.9)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised		0.9	4.3					5.2
Common stock offering		15.8	128.6					144.4
Shares issued to acquire business			0.5		0.5			1.0
Other	(0.4)	0.1	2.3		(0.4)	2.5		4.1
Balances at June 30, 1998	$ 27.8	$ 115.0	$ 190.0	$ 359.1	$ (3.4)	$ (17.8)	$ (11.2)	$ 659.5
Net income				37.1				37.1
Cash dividends:
Common @ $1.32 per share				(29.2)				(29.2)
Preferred @ $5,362.50 per share				(1.5)				(1.5)
Stock options exercised		0.1	0.4					0.5
Treasury shares purchased					(35.0)			(35.0)
Other	(1.0)	0.2	1.5			1.4	(1.0)	1.1
Balances at June 30, 1999	$ 26.8	$ 115.3	$ 191.9	$ 365.5	$ (38.4)	$ (16.4)	$ (12.2)	$ 632.5
Net income				53.3				53.3
Cash dividends:
Common @ $1.32 per share				(29.0)				(29.0)
Preferred @ $5,362.50 per share				(1.8)				(1.8)
Stock options exercised			0.1					0.1
Other	(0.8)	0.1	0.2			2.3	(3.3)	(1.5)
Balances at June 30, 2000	$ 26.0	$ 115.4	$ 192.2	$ 388.0	$ (38.4)	$ (14.1)	$ (15.5)	$ 653.6

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity (continued)
Carpenter Technology Corporation
For the years ended June 30, 2000, 1999 and 1998

		Common Shares
	Preferred Shares Issued	Issued	Treasury	Net Outstanding
Balances at June 30, 1997	447.3	19,642,920	(160,605)	19,482,315
Stock options exercised, net of 766 shares exchanged		171,401		171,401

Common stock offering		3,162,500		3,162,500
Shares issued to acquire business			21,409	21,409
Treasury shares purchased			(7,432)	(7,432)
Other	(6.2)	18,215	(1,292)	16,923
Balances at June 30, 1998	441.1	22,995,036	(147,920)	22,847,116
Stock options exercised		13,940		13,940
Treasury shares purchased			(955,567)	(955,567)
Other	(15.3)	42,800	(1,554)	41,246
Balances at June 30, 1999	425.8	23,051,776	(1,105,041)	21,946,735
Stock options exercised, net of 3,753 shares exchanged		2,587		2,587

Other	(12.7)	17,272	(2,159)	15,113
Balances at June 30, 2000	413.1	23,071,635	(1,107,200)	21,964,435

Consolidated Statement of Comprehensive Income
Carpenter Technology Corporation
For the years ended June 30, 2000, 1999 and 1998

(in millions)	2000	1999	1998
Net income	$ 53.3	$ 37.1	$ 84.0
Foreign currency translation, net of tax	(3.3)	(1.0)	-
Comprehensive income	$ 50.0	$ 36.1	$ 84.0

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
__________

1.      Summary of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter has an ownership interest of 20 to 50 percent are accounted for on an equity basis and accordingly, Carpenter’s share of their income is included in consolidated net income.

Revenue Recognition - Revenue, net of related discounts and allowances, is generally recognized when product is shipped and risk of loss has transferred to the customer.

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

Depreciation and Amortization - Depreciation for financial reporting purposes is computed by the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in other income and expense in the consolidated statement of income.

The costs of intangible assets other than goodwill, which are included in other assets on the consolidated balance sheet, are comprised principally of trademarks and tradenames, computer software, and agreements not to compete and are amortized for financial reporting purposes on a straight-line basis over their respective estimated useful lives, ranging from 3 to 30 years.

Goodwill - Goodwill, representing the excess of the purchase price over the estimated fair value of the identifiable net assets of companies acquired to date, is being amortized on a straight-line basis over the estimated life of the goodwill, ranging from 20 to 40 years. Accumulated amortization of goodwill was $22.6 million and $16.2 million at June 30, 2000 and 1999, respectively.

Long-Lived Assets - Long-lived assets, including goodwill and other intangibles, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. Carpenter evaluates long-lived assets for impairment by individual business unit.

Environmental Expenditures - Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value, but estimated receivables are measured on a discounted basis.

Foreign Currency Translation - Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are accumulated in a separate component of stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other noncurrent assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income.

Derivatives -

Forward Contracts and Commodity Price Swaps - In connection with the anticipated purchase of raw materials for certain fixed-price sales arrangements, Carpenter enters into forward contracts and commodity price swaps to reduce the risk of cost increases. The contracts do not have leveraged features and generally are not entered into for speculative purposes. The significant characteristics and terms of the anticipated purchase of raw materials are identifiable, and the contracts are designated and effective as hedges, because of the high correlation between the contracts and the items being hedged. As such, they are accounted for as hedges and unrealized gains and losses are deferred and included in cost of sales in the periods when the related transactions are completed.

Foreign Currency Forward Contracts - Carpenter hedges certain anticipated foreign currency transactions and commitments by entering into forward exchange contracts to reduce the risk of losses from foreign currency fluctuations. Gains and losses on forward contracts hedging anticipated foreign currency transactions are marked to market and any related gain or loss is included in other income and expense in the consolidated statement of income. Gains and losses for the years presented were not material to Carpenter’s results of operations or cash flows. Gains and losses related to hedges of foreign currency commitments are deferred and recognized in earnings when the committed transactions occur.

Overhaul Costs - Major maintenance costs incurred during scheduled plant shutdowns are capitalized when incurred and amortized over the period until the next scheduled shutdown, which is typically one year.

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

Reclassifications - Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Pending Accounting Pronouncements (Unaudited) - The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for Carpenter’s fiscal 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. Carpenter anticipates that the adoption of SFAS 133 will result in the recording of a cumulative adjustment as of July 1, 2000 for the change in accounting required by SFAS 133. This adjustment is expected to increase current assets by $1.2 million and other comprehensive income, net of tax, by $0.8 million as of July 1, 2000. No significant effects on future net income are expected as a result of adopting SFAS 133 because Carpenter’s current hedging instruments are considered to be highly effective.

The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin 101 (SAB101) which sets forth the SEC’s guidelines on revenue recognition. This bulletin is effective for Carpenter no later than the fourth quarter of fiscal 2001 (June 2001 quarter). Carpenter has not made a determination of the impact of SAB101 on its financial statements.

2.      Earnings Per Common Share

The computation of basic and diluted earnings per share for the years ended June 30, 2000, 1999 and 1998 follows:

(in millions, except per share data)	2000	1999	1998
Basic EPS:
Net income	$53.3	$37.1	$84.0
Dividends accrued on convertible preferred stock, net of tax benefits	(1.8)	(1.5)	(1.6)
Earnings available for common shareholders	$51.5	$35.6	$82.4
Weighted average common shares outstanding	22.0	22.1	20.5
Basic earnings per share	$2.35	$1.61	$4.01

Diluted EPS:
Net income	$53.3	$37.1	$84.0
Assumed shortfall between common and preferred dividends	(0.6)	(0.7)	(0.6)
Earnings available for common shareholders	$52.7	$36.4	$83.4
Weighted average common shares outstanding	22.0	22.1	20.5
Assumed conversion of preferred shares	0.8	0.9	0.9
Effect of shares issuable under stock option plans	-	0.1	0.3
Adjusted weighted average common shares	22.8	23.1	21.7
Diluted earnings per share	$2.31	$1.58	$3.84

3.      Acquisitions of Businesses

During the past three fiscal years, Carpenter acquired the businesses described below, all of which were accounted for by the purchase method of accounting:

Fiscal 2000

On February 1, 2000, Carpenter acquired the Anval Group, a powder metal producer based in Torshella, Sweden, at a cost of $7 million in cash, including acquisition costs, and assumed Anval’s debt with a fair market value of $1.6 million. Based upon a preliminary valuation, the purchase price included $3.5 million of goodwill which is being amortized over 20 years. The pro-forma impact of the acquisition was not material.

Fiscal 1999

In April 1999, Carpenter finalized a joint venture with Kalyani Steels Ltd. that established two companies in India, at an initial cost of $10.7 million, including organization costs. The companies established are Kalyani Carpenter Special Steels Ltd. (KCSSL), a specialty steel manufacturing company, and Kalyani Carpenter Metal Centres Ltd. (KCMCL), a specialty steel distribution company. Carpenter owns 26 percent of KCSSL and 51 percent of KCMCL. The investment in KCSSL exceeded Carpenter’s share of the initial equity of KCSSL by $6.0 million which is included in other assets in the consolidated balance sheet and is being amortized on a straight-line basis over 20 years.

In October 1998, Carpenter acquired the strip producing business of Telcon, Ltd., for $11.4 million of cash, including acquisition costs. This facility produces narrow strip for electronic applications using magnetic and controlled expansion alloys. The fair value of the net assets acquired approximated the purchase price.

Fiscal 1999 included other acquisitions which were immaterial.

Fiscal 1998

On February 19, 1998, Carpenter completed the acquisition of Talley Industries, Inc. ("Talley"). Carpenter acquired the outstanding common and preferred stock of Talley for $187.0 million of cash, including acquisition costs, and assumed Talley’s debt with a fair market value of $136.5 million. Talley had $35.1 million of cash at the initial acquisition date. The purchase price included $78.3 million of goodwill which is being amortized on a straight-line basis over 40 years.

Talley was a diversified company composed of a stainless steel products segment, a government products and services segment, and an industrial products segment. Carpenter has retained the companies in the stainless steel products segment, and divested all of the operating companies in the other two segments except for one insignificant company. Accordingly, the divested segments were accounted for as net assets held for sale (see note 16).

On October 31, 1997, Carpenter acquired the net assets of Shalmet Corporation and its affiliates for $9.3 million in stock and cash, including acquisition costs, and assumed $4.1 million of Shalmet’s debt. Shalmet converts semi-finished coil and bar to finished round bar and coil products. The fair value of the net assets acquired approximated the purchase price.

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

The purchase prices have been allocated to the assets purchased and the liabilities assumed, based upon the fair values on the dates of acquisition, as follows:
(in millions)	2000	1999	1998
Working capital, other than cash	$ 0.3	$ 2.3	$ 34.7
Property, plant and equipment	3.7	9.1	81.8
Prepaid pension cost	-	-	17.2
Goodwill	3.5	1.0	72.1
Other assets	0.4	10.7	11.1
Noncurrent liabilities	(0.9)	-	(38.1)
Purchase price, net of cash received	$ 7.0	$ 23.1	$178.8

During fiscal 1999, adjustments for final purchase price allocations resulted in an increase in goodwill of $13.0 million and a reduction of deferred tax liabilities of $10.4 million.

Deferred tax liabilities included in the allocation totaled $0.6 million in fiscal 2000 and $36.8 million in fiscal 1998. Debt included in the allocation was $1.6 million in fiscal 2000 and $141.7 million in fiscal 1998. No debt or deferred tax liabilities were included in the allocation in fiscal 1999.

4.      Inventories

	June 30
(in millions)	2000	1999
Finished and purchased products	$ 138.1	$ 142.6
Work in process	211.9	167.3
Raw materials and supplies	46.2	41.5
Total at current cost	396.2	351.4
Less excess of current cost over LIFO values	126.0	101.1
	$ 270.2	$ 250.3

Current cost of LIFO-valued inventories was $346.8 million at June 30, 2000, and $294.9 million at June 30, 1999.

5.      Property, Plant and Equipment

	June 30
(in millions)	2000	1999
Land	$ 12.5	$ 13.9
Buildings and building equipment	231.8	220.0
Machinery and equipment	1,060.6	923.9
Construction in progress	36.5	96.0
Total at cost	1,341.4	1,253.8
Less accumulated depreciation and amortization	551.5	503.4
	$ 789.9	$ 750.4

The estimated useful lives of depreciable assets are as follows: land improvements - 20 years; buildings and equipment - 20 to 45 years; machinery and equipment - 5 to 30 years; autos and trucks - 3 to 6 years; office furniture and equipment - 3 to 10 years. Effective April 1, 1999, Carpenter changed its estimates of the useful lives of certain major manufacturing equipment from 20 to 30 years. This change recognizes the current expectations of economic useful lives for this equipment and resulted in a reduction of depreciation expense of $1.8 million or $.04 per diluted share during the fourth quarter of fiscal 1999.

6.      Accrued Liabilities

	June 30
(in millions)	2000	1999
Compensation	$ 20.6	$ 27.5
Employee benefits	12.9	13.6
Interest	7.8	8.5
Income taxes	1.0	2.1
Environmental costs	1.0	1.9
Other	17.9	17.3
	$ 61.2	$ 70.9

7.      Debt

Carpenter has $275 million of revolving credit agreements with four banks. Interest is based on short-term market rates. As of June 30, 2000, there was $215.3 million outstanding under the credit agreements.

For the years ended June 30, 2000, 1999 and 1998, interest cost totaled $39.4 million, $34.8 million and $31.1 million, of which $6.0 million, $5.5 million and $2.1 million, respectively, were capitalized as part of the cost of plant, equipment and software.

The weighted average interest rates for short-term borrowings during fiscal 2000 and 1999 were 6.1 percent and 5.5 percent, respectively.

Long-term debt outstanding at June 30, 2000 and 1999, consists of the following:

	June 30
(in millions)	2000	1999
Medium-term notes at 6.28% to 7.10% due from April 2003 to 2018	$ 198.0	$ 198.0
9% Sinking fund debentures due 2022, callable beginning in March 2002 at 104.2%; sinking fund requirements are $5.0 million annually from 2003 to 2021	99.6	99.6
Medium-term notes at 6.78% to 7.80% due from September 2000 to 2005	55.0	70.0
Secured note, payable in monthly installments of $0.1 million including interest of 8% with a final payment of $6.1 million due April 2010	7.6	-
Other	2.5	2.8
Total	362.7	370.4
Less amounts due within one year	10.4	15.4
Long-term debt, net of current portion	$ 352.3	$ 355.0

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2001, are $25.7 million in fiscal 2002, $45.7 million in fiscal 2003, $0.8 million in fiscal 2004 and $40.9 million in fiscal 2005.

Carpenter’s financing agreements contain restrictions on the total amount of debt and the minimum tangible net worth permitted.

8.      Financial Instruments

The carrying amounts and estimated fair values of Carpenter's financial instruments were as follows:

June 30
	2000		1999
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$ 9.5	$ 9.5	$ 5.5	$ 5.5
Company-owned life insurance	$ 18.2	$ 18.2	$ 15.9	$ 15.9
Short-term debt	$ 219.9	$ 219.9	$ 140.0	$ 140.0
Long-term debt	$ 362.7	$ 338.0	$ 370.4	$ 364.5
Raw material forward contracts and commodity price swaps	$ -	$ 0.9*	$ -	$ 1.7
Foreign currency forward contracts	$ 0.6	$ 0.9*	$ 0.8	$ 0.8

*The unrealized gains and (losses) on raw material commodity price swaps and foreign currency forward contracts are deferred and will be included in the consolidated statement of income when the related transactions are completed.

The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short maturities of these instruments. The carrying amount for company-owned life insurance reflects cash surrender values based upon market values of underlying securities.

The fair value of long-term debt as of June 30, 2000 and 1999, was determined by using current interest rates and market values of similar issues.

The fair value of raw material forward contracts and commodity price swaps was based on quoted market prices for these instruments. The notional amounts of these instruments were $17.9 million and $17.0 million at June 30, 2000 and 1999, respectively. These financial instruments have various maturity dates through 2003.

The fair value of foreign currency forward contracts represents the amount to be exchanged if the existing contracts were settled at year-end, based on market quotes. The notional amounts of these contracts, principally in the euro, were $15.3 million and $14.0 million at June 30, 2000 and 1999, respectively. The foreign currency forward contracts have various maturity dates through 2002.

Carpenter is exposed to credit risk related to its financial instruments in the event of non-performance by the counterparties. Carpenter does not generally require collateral or other security to support these financial instruments. However, the counterparties to these transactions are major financial institutions deemed credit worthy by Carpenter. Carpenter does not anticipate non-performance by the counterparties.

9.      Common Stock

Common Stock Repurchase Program:

On August 6, 1998, a stock repurchase program was approved for up to 1.2 million, or 5 percent, of the outstanding shares of Carpenter’s common stock. The shares may be purchased over time and held as treasury shares. During fiscal 1999, 0.9 million shares were repurchased at a total cost of $34.5 million.

Common Stock Purchase Rights:

Carpenter has issued one common stock purchase right ("Right") for every outstanding share of common stock. Except as otherwise provided in the Rights Agreement, the Rights will become exercisable and separate Rights certificates will be distributed to the shareholders: (1) 10 days following the acquisition of 20 percent or more of Carpenter’s common stock, (2) 10 business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer for 20 percent or more of Carpenter’s common stock, or (3) 10 days after Carpenter’s Board of Directors determines that a holder of 15 percent or more of Carpenter’s shares has an interest adverse to those of Carpenter or its shareholders (an "adverse person"). Upon distribution, each Right would then entitle a holder to buy from Carpenter one newly issued share of its common stock for an exercise price of $145.

After distribution, upon: (1) any person acquiring 20 percent of the outstanding stock (other than pursuant to a fair offer as determined by the Board of Directors), (2) a 20 percent holder engaging in certain self-dealing transactions, (3) the determination of an adverse person, or (4) certain mergers or similar transactions between Carpenter and holder of 20 percent or more of Carpenter’s common stock, each Right (other than those held by the acquiring party) entitles the holder to purchase shares of common stock of either the acquiring company or Carpenter (depending on the circumstances) having a market value equal to twice the exercise price of the Right. The Rights may be redeemed by Carpenter for $.025 per Right at any time before they become exercisable. The Rights Agreement expires on June 26, 2006.

10.     Stock-Based Compensation

Carpenter has three stock-based compensation plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

1993 Plan:

The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. As of June 30, 2000 and 1999, 2,116 and 463,415 shares, respectively, were reserved for options and share awards which may be granted under this plan.

Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant.

Restricted stock awards outstanding vest over periods ranging from three to five years from the date of grant. When restricted shares are issued, deferred compensation is recorded as a reduction of shareholders’ equity, and charged to expense over the vesting period. During fiscal 2000, 1999 and 1998, $0.4 million, $0.4 million, and $0.5 million, respectively, were charged to expense for vested restricted shares.

Performance share awards are earned only if Carpenter achieves certain performance levels over a three-year period. The awards are payable at the discretion of the Board of Directors in either shares of common stock or cash and expensed over the three-year performance period. Pre-tax income was increased by $0.3 million in fiscal 2000, and decreased by $0.5 million and $1.0 million in fiscal 1999 and 1998, respectively, for estimated cost of performance shares earned.

1982 and 1977 Plans:

The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, are exercisable after one year of employment following the date of grant and expire ten years after grant. At June 30, 2000, and 1999, 2,120 shares were reserved for options which may be granted under the 1977 plan.

Carpenter has a stock-based compensation plan which provides for the granting of stock options and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 2000 and 1999, 65,000 and 85,000 shares, respectively, were reserved for options which may be granted under this plan.

Option Activity:
	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 1997	989,411	$34.24
Granted	339,700	49.65
Exercised	(172,167)	30.53
Cancelled	(5,000)	41.16
Balance at June 30, 1998	1,151,944	$39.30
Granted	597,500	28.80
Exercised	(13,940)	30.67
Cancelled	(13,760)	49.16
Balance at June 30, 1999	1,721,744	$35.65
Granted	371,000	20.41
Exercised	(6,340)	24.67
Cancelled	(10,120)	28.37
Balance at June 30, 2000	2,076,284	$32.99

Outstanding Options

Exercise Price Range	Number Outstanding at 06/30/00	Weighted Average Remaining Life	Weighted Average Exercise Price
$19 - $30	1,112,249	8.14	$ 25.27
$31 - $40	398,035	5.70	$ 33.38
$41 - $51	566,000	7.53	$ 47.90
	2,076,284		$ 32.99

Of the options outstanding at June 30, 2000, 1,546,275 relate to the 1993 plan, 76,807 relate to the 1982 plan, 304,700 relate to the 1977 plan and 148,502 relate to the plan for non-employee Directors.

Exercisable Options

Exercise Price Range	Number Exercisable at 06/30/00	Weighted Average Exercise Price
$19 - $30	741,249	$ 27.70
$31 - $40	398,035	$ 33.38
$41 - $51	566,000	$ 47.90
	1,705,284	$ 35.73

Carpenter accounts for its stock option plans in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion 25, no compensation cost is recognized because the exercise price of Carpenter’s employee stock options equals the market price of the underlying stock at the date of the grant. Had compensation cost for Carpenter’s stock option plans been determined based on the fair value at the grant date for awards in accordance with SFAS 123, "Accounting for Stock-based Compensation," net income would have been reduced by $1.8 million, $1.6 million and $1.1 million, and diluted earnings per share would have been reduced by $.08, $.07 and $.05 in fiscal 2000, 1999 and 1998, respectively.

These pro forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1996.

A summary of the assumptions and data used in these calculations follows:
(in millions)	2000	1999	1998

Weighted average exercise price of options exercisable	$35.73	$39.28	$34.98
Weighted average fair value per share of options	$ 5.54	$10.12	$ 7.59
Fair value assumptions:
Risk-free interest rate	5.8%	5.4%	5.6%
Expected volatility	25.7%	20.3%	18.3%
Expected life of options	5 years	5 years	5 years
Expected dividends	4.7%	2.7%	2.9%

11.      Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans and postretirement benefit plans to certain of its employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

			Other
	Pension Plans		Postretirement Plans
(in millions)	2000	1999	2000	1999
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$ 592.2	$ 585.8	$ 182.8	$ 170.5
Service cost	17.3	17.6	2.8	2.9
Interest cost	40.2	39.6	12.5	11.4
Plan amendments	0.9	3.2	-	-
Actuarial (gain) loss	(21.8)	3.7	(7.4)	6.6
Benefits paid	(52.5)	(42.1)	(11.7)	(8.6)
Change in purchase price allocation	-	(28.4)	-	-
Special termination benefits(a)	-	12.8	-	-
Projected benefit obligation at end of year	$ 576.3	$ 592.2	$ 179.0	$ 182.8
Change in plan assets
Fair value of plan assets at beginning of year	$ 981.7	$ 920.1	$ 80.3	$ 61.2
Actual return on plan assets	91.8	151.1	21.5	19.3
Company contributions	0.3	0.4	(0.7)	8.4
Benefits paid from plan assets	(51.0)	(42.9)	(11.7)	(8.6)
Change in purchase price allocation	-	(47.0)	-	-
Fair value of plan assets at end of year	$1,022.8	$ 981.7	$ 89.4	$ 80.3
Funded status of the plans	$ 446.5	$ 389.5	$ (89.6)	$(102.5)
Unrecognized net gain	(306.7)	(292.3)	(55.2)	(34.7)
Unrecognized prior service cost (benefit)	28.6	30.4	(8.4)	(9.0)
Unrecognized transition asset	(2.7)	(5.6)	-	-
Prepaid (accrued) benefit cost	$ 165.7	$ 122.0	$(153.2)	$(146.2)
Principal actuarial assumptions at June 30:
Discount rate	7.75%	7.0%	7.75%	7.0%
Long-term rate of compensation increase	4.5%	4.5%	-	-
Long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%

(a) Benefits provided to employees terminated as a result of a salaried work force reduction and reconfiguration of distribution network. See note 15 to the consolidated financial statements.

Pension and other postretirement plans included the following net credits and costs components:
				Other
	Pension Plans			Postretirement Plans
(in millions)	2000	1999	1998	2000	1999	1998

Service cost	$ 17.3	$ 17.6	$ 15.1	$ 2.8	$ 2.9	$ 2.4
Interest cost	40.2	39.6	36.6	12.5	11.4	10.3
Expected return on plan assets	(86.7)	(80.9)	(66.5)	(7.2)	(5.5)	(4.1)
Amortization of net gain	(13.1)	(9.7)	(6.4)	(1.2)	(1.3)	(1.5)
Amortization of prior service cost (benefit)	2.6	2.4	2.4	(0.7)	(0.7)	(0.6)
Amortization of transition asset	(2.9)	(2.9)	(2.9)	-	-	-
Change in purchase price allocation	-	4.8	-	-	-	-
Net (credit) cost	$ (42.6)	$(29.1)	$(21.7)	$ 6.2	$ 6.8	$ 6.5

For segment reporting (see note 19 to the consolidated financial statements), Carpenter reports separately the credit for the overfunded defined benefit pension plans. The expense for the underfunded defined benefit pension and postretirement benefit plans is charged to the operating segments. The $4.8 million effect of changes to purchase accounting allocations in fiscal 1999 was included in Corporate Costs for segment reporting.

Amounts shown in the Consolidated Statement of Cash Flows for pensions and postretirement benefits are net of cash payments made to the plans and amounts received from the pension plans as reimbursement of postretirement benefits paid by Carpenter.

Pension Plans

Carpenter has several underfunded plans which are included in the data presented above. As of June 30, 2000 and 1999, the projected benefit obligation of the underfunded plans was $23.9 million and $25.3 million, the total fair value of assets was $1.3 million and $1.2 million, and the accumulated benefit obligation was $20.3 million and $21.4 million, respectively.

During fiscal 1999, adjustments for final purchase price allocations for pensions resulted in an increase in goodwill of $10.3 million. Additional purchase price adjustments for pensions resulted in a charge to pre-tax income of $4.8 million which was included in other income and expense on the consolidated statement of income.

Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $7.4 million in fiscal 2000, $7.1 million in fiscal 1999 and $6.8 million in fiscal 1998. There were 1,437,110 common shares reserved for issuance under the savings plans at June 30, 2000.

Other Postretirement Plans

The postretirement benefit plans consist of health care and life insurance plans. Prior to June 1999, Carpenter paid claims incurred for most retired employees. Beginning in June 1999, retired employees benefit payments are being paid by a Voluntary Employee Benefit Association (VEBA). Carpenter has contributed discretionary amounts, which have not exceeded the amount deductible for tax purposes, into the VEBA. Plan assets are invested in trust-owned life insurance, which is invested in equity securities.

The assumed health care cost trend rate for fiscal years after 1999 is 6 percent. The health care cost trend rate has a significant effect on the amounts reported. If the assumed health care cost trend rate was increased by 1 percent, the projected benefit obligation at June 30, 2000 would have increased by $19.1 million and the postretirement benefit expense for fiscal 2000 would have increased by $1.8 million. If the assumed health care cost trend rate was decreased by 1 percent, the projected benefit obligation at June 30, 2000 would have decreased by $16.2 million and the postretirement benefit expense for fiscal 2000 would have decreased by $1.5 million.

12.    Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan ("ESOP") to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million 15-year 9.345% note which is included in the shareholders’ equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

Principal and interest obligations on the note are satisfied by the ESOP as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $1.6 million in fiscal 2000, $1.5 million in fiscal 1999 and $1.4 million in fiscal 1998 to the ESOP. Compensation expense related to the plan was $1.6 million in fiscal 2000, $1.7 million in fiscal 1999 and $1.8 million in fiscal 1998.

As of June 30, 2000, the ESOP held 413.1 shares of the convertible preferred stock, consisting of 197.3 allocated shares and 215.8 unallocated shares. Each preferred share is convertible into at least 2,000 shares of common stock. There are 826,196 common shares reserved for issuance under the ESOP at June 30, 2000. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. To the extent permitted by the ESOP and its trustee, the stock is redeemable at Carpenter’s option at $67,600 per share, declining to $65,000 per share by 2001.

13.    Supplemental Data

(in millions)	2000	1999	1998
Cost Data:
Research and development costs	$ 14.4	$ 15.4	$ 16.1
Repairs and maintenance costs	$ 62.3	$ 61.4	$ 63.7
Cash Flow Data:
Cash paid during the year for:
Interest payments, net of amounts capitalized	$ 33.4	$ 28.3	$ 25.6
Income tax payments, net of refunds	$ 12.0	$ 19.1	$ 54.2
Non-cash investing and financing activities:
Debt assumed in business acquisitions	$ 1.6	$ -	$141.7
Property, plant and equipment exchanges	$ 3.4	$ -	$ -
Treasury stock issued for business acquisitions	$ -	$ -	$ 1.0

14.    Income Taxes

Provisions for income taxes consisted of the following:

(in millions)	2000	1999	1998
Current:
Federal	$ 12.4	$ 18.2	$ 32.0
State	(3.5)	3.6	3.1
Foreign	2.7	3.1	3.2
Deferred:
Federal	9.7	(5.0)	9.6
State	5.3	(1.2)	4.1
Foreign	-	-	0.9
	$ 26.6	$ 18.7	$ 52.9

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:
(% of pre-tax income)	2000	1999	1998
Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1.7	3.8	2.7
Goodwill amortization	2.4	3.9	1.3
Settlement of prior years' tax issues	(4.4)	(5.6)	-
Nontaxable income	(0.5)	(2.7)	(1.7)
Federal and state tax law changes	-	(0.8)	-
Other, net	(0.9)	(0.1)	1.4
Effective tax rate	33.3%	33.5%	38.7%

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2000 and 1999:
(in millions)	2000	1999

Deferred tax liabilities:
Depreciation	$159.6	$ 150.9
Prepaid pensions	74.0	61.1
Intangible assets	12.1	12.5
Inventories	12.5	11.9
Other	6.8	5.8
Total deferred tax liabilities	265.0	242.2
Deferred tax assets:
Postretirement provisions	58.1	53.2
Alternative Minimum Tax credit	10.0	-
Net operating loss benefit	7.1	0.7
Other reserve provisions	30.4	38.1
Valuation allowance	(4.2)	(0.9)
Total deferred tax assets	101.4	91.1
Net deferred tax liability	$ 163.6	$ 151.1

15.    Special Charge

During the third quarter of fiscal 1999, Carpenter recorded a pre-tax charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried work force reduction and a reconfiguration of its U.S. distribution network. The positions eliminated include various salaried positions throughout the Specialty Alloys Operations and corporate offices. The charge consisted chiefly of various personnel-related costs for about 205 employees to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $13.0 million of the charge was paid from pension funds and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. As of June 30, 2000, the reduction of employees was complete.

16.    Net Assets Held for Sale

  The eight businesses of the government products and services and industrial products segments of Talley Industries, Inc. (Talley), were sold as of June 30, 1999. The net income of all of the businesses in these segments was excluded from Carpenter’s consolidated statement of income from the date of acquisition through December 31, 1998 and amounted to $2.7 million for fiscal 1998 and $1.5 million for fiscal 1999. The operating results for the remaining businesses were included in Carpenter’s consolidated statement of income from January, 1999 until the dates of their sales.

  Through December 31, 1998, changes in estimates for net cash proceeds on the sales of all of the businesses, interest costs and operating cash flows until the time of their sale were recorded as adjustments of goodwill.

  Proceeds from net assets held for sale on the statement of cash flows for the years ended June 30, 1999 and 1998 were calculated as follows:

(in millions)	1999	1998

Proceeds from sales of businesses	$ 134.0	$ 41.4
Net cash funded by Carpenter	(10.3)	(14.1)
Interest allocated	(2.3)	(6.6)
Proceeds from net assets held for sale	$ 121.4	$ 20.7

17.    Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $10.5 million, $9.5 million and $7.3 million for the years ended June 30, 2000, 1999 and 1998, respectively.

Future minimum payments for noncancelable operating leases in effect at June 30, 2000 were (in millions):

June 30, 2001	$ 6.2
2002	5.7
2003	5.6
2004	5.5
2005	5.4
Thereafter	16.6
$ 45.0

18.    Contingencies

Environmental

Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation. Fiscal 2000 included $0.8 million of reversals of prior years’ accruals for environmental remediation, which were reported in other income. Fiscal 1998 included $8.1 million of environmental remediation cost accruals that were charged to cost of sales. No expense was recognized in fiscal 1999. The liability recorded for environmental cleanup costs remaining at June 30, 2000 and 1999, was $7.7 million and $9.7 million, respectively. The estimated range of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and Superfund sites is between $7.7 million and $11.4 million.

Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $0.6 million, $1.1 million and $4.6 million for the years ended June 30, 2000, 1999 and 1998, respectively.

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology and the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on Carpenter’s competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

Other

On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter’s former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter’s books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority’s development efforts. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management, the Port Authority’s proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

Carpenter is also defending various claims and legal actions, and is subject to contingencies which are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, in the opinion of management, any total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows.

19.    Business Segments and Geographic Data

Carpenter is organized on a product basis and managed in three segments: Specialty Alloys, Titanium Alloys and Engineered Products. For the following segment reporting, the Specialty Alloys and Titanium Alloys segments have been aggregated into one reportable segment (Specialty Metals) because of the similarities in products, processes, customers, distribution methods, and economic characteristics.

Specialty Metals includes the manufacture and distribution of stainless, titanium, high temperature, electronic, tool and other alloys in bar, wire, rod, and strip forms. Sales are distributed both directly from producing plants and from Carpenter’s distribution network.

Engineered Products includes structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials.

Effective July 1, 1999, management changed the basis for measuring the business segments’ profits to exclude the costs of all corporate functions and the pension credit from the Specialty Metals segment, to transfer the Mexican operations from the Engineered Products segment to the Specialty Metals segment, to allocate certain corporate costs to the business segments, and to show separately both the unallocated corporate costs and the pension credit. All segment data for fiscal 1999 and 1998 have been restated to reflect the current segment reporting structure.

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies. Carpenter evaluates segment performance based upon income before interest and income taxes (EBIT) and return on assets after the allocation of certain corporate costs. Sales between the segments are generally made at market-related prices.

The pension credit represents the income relating to Carpenter’s overfunded defined benefit pension plans. None of the pension credit is allocated to the business segments. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, information services, law and human resource departments and corporate management staff. Corporate assets are primarily cash and cash equivalents, prepaid pension costs, certain assets held for sale, corporate-owned life insurance, other investments and corporate operating assets.

Carpenter's sales are not materially dependent on a single customer or a small group of customers.

Geographic Data
(in millions)	2000	1999	1998
Net Sales (a)
United States	$ 888.7	$ 851.9	$ 997.1
Europe	101.8	101.4	91.7
Mexico	49.8	43.8	45.6
Canada	22.3	16.3	17.4
Asia Pacific	19.8	12.2	11.8
Other	13.4	11.1	13.1
Consolidated	$1,095.8	$1,036.7	$1,176.7
Long-lived assets:
United States	$1,216.2	$1,139.5	$1,027.3
Europe	22.0	12.8	4.8
Mexico	11.7	14.2	14.8
Canada	0.8	0.9	0.4
Asia Pacific	0.2	0.2	1.1
Other	12.0	17.5	5.0
Consolidated	$1,262.9	$1,185.1	$1,053.4

(a)  Net sales are attributed to countries based on the location of the customer.

Segment Data
(in millions)	2000	1999		1998
Net Sales:
Specialty Metals	$ 968.0	$ 923.8		$1,075.5
Engineered Products	130.8	114.9		102.5
Intersegment	(3.0)	(2.0)		(1.3)
Consolidated net sales	$1,095.8	$1,036.7		$1,176.7
Income Before Income Taxes:
Specialty Metals	$ 84.3	$ 70.5	(a)	$ 158.8
Engineered Products	7.1	2.0		5.5
Pension credit	45.7	36.1		23.6
Corporate costs	(26.3)	(26.1)		(25.3)
Consolidated EBIT	110.8	82.5		162.6
Interest expense	(33.4)	(29.3)		(29.0)
Interest income	2.5	2.6		3.3
Consolidated income before income taxes	$ 79.9	$ 55.8		$ 136.9
Total Assets:
Specialty Metals	$1,357.4	$ 1,272.5		$1,211.8
Engineered Products	124.4	115.7		107.6
Corporate assets	264.1	219.6		379.5
Consolidated total assets	$1,745.9	$1,607.8		$1,698.9
Depreciation:
Specialty Metals	$ 42.8	$ 43.8		$ 40.2
Engineered Products	6.1	5.2		3.9
Corporate	4.2	2.8		2.7
Consolidated depreciation	$ 53.1	$ 51.8		$ 46.8
Amortization of Intangible Assets:
Specialty Metals	$ 11.7	$ 10.9		$ 8.8
Engineered Products	2.4	1.8		1.5
Corporate	1.1	1.2		1.1
Consolidated amortization	$ 15.2	$ 13.9		$ 11.4
Capital Expenditures, Including Software:
Specialty Metals	$ 84.7	$ 137.0		$ 83.7
Engineered Products	7.8	10.0		9.9
Corporate	12.5	6.1		5.9
Consolidated capital expenditures, including software	$ 105.0	$ 153.1		$ 99.5

(a)  Includes special charge of $14.2 million for salaried work force reduction and reconfiguration of distribution network. See note 15 to the consolidated financial statements.

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter
Results of Operations
Fiscal 2000
Net sales	$ 238.6	$ 250.8	$ 298.1	$ 308.3
Gross profits	$ 62.8	$ 62.1	$ 75.0	$ 79.4
Net income	$ 10.2	$ 12.7	$ 11.9	$ 18.5
Fiscal 1999
Net sales	$ 250.3	$ 248.7	$ 271.8	$ 265.9
Gross profits	$ 66.7	$ 65.6	$ 63.9	$ 68.5
Net income	$ 12.2	$ 12.2	$ 1.2	$ 11.5

Earnings per common share
Fiscal 2000
Basic earnings	$ .45	$ .56	$ .53	$ .81
Diluted earnings	$ .44	$ .55	$ .52	$ .80
Fiscal 1999
Basic earnings	$ .52	$ .54	$ .04	$ .51
Diluted earnings	$ .51	$ .53	$ .04	$ .50

Weighted average common shares outstanding
Fiscal 2000
Basic	21.9	21.9	22.0	22.0
Diluted	22.7	22.8	22.8	22.8
Fiscal 1999
Basic	22.7	22.0	21.9	21.9
Diluted	23.7	22.9	22.8	22.8

(a) Fiscal 1999 includes a special charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried work force reduction and a reconfiguration of the U.S.
   distribution network.

Item 9.       Disagreements on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10.      Directors and Executive Officers of the Registrant

            The information required as to directors is incorporated herein by reference to the 2000 definitive Proxy Statement under the caption "Election of Directors."

            Information concerning Carpenter's executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.      Executive Compensation

            The information required by this item is incorporated herein by reference to the 2000 definitive Proxy Statement under the caption "Executive Compensation."

Item 12.     Security Ownership of Certain Beneficial Owners and Management

            The information required by this item is incorporated herein by reference to the 2000 definitive Proxy Statement under the captions "Ownership of Carpenter Stock by Certain Beneficial Owners" and "Ownership of Carpenter Stock by Directors and Officers."

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

To the Board of Directors of
Carpenter Technology Corporation:

Our audits of the consolidated financial statements referred to in our report dated July 27, 2000, appearing in the June 30, 2000 Annual Report to Shareholders of Carpenter Technology Corporation also included an audit of the Financial Statement Schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
July 27, 2000

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

 Not Applicable

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By   s/G. Walton Cottrell

     G. Walton Cottrell
     Sr. Vice President - Finance &
     Chief Financial Officer

Date: September 26, 2000

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

s/Robert W. Cardy Robert W. Cardy	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2000

s/Dennis M. Draeger Dennis M. Draeger	President and Chief Operating Officer and Director	September 26, 2000

s/G. Walton Cottrell G. Walton Cottrell	Sr. Vice President - Finance & Chief Financial Officer	September 26, 2000

s/Edward B. Bruno Edward B. Bruno	Vice President and Corporate Controller (Principal Accounting Officer)	September 26, 2000
* Marcus C. Bennett	Director	September 26, 2000
* William S. Dietrich II	Director	September 26, 2000
* C. McCollister Evarts, M.D.	Director	September 26, 2000
* J. Michael Fitzpatrick	Director	September 26, 2000
* William J. Hudson, Jr.	Director	September 26, 2000
* Robert J. Lawless	Director	September 26, 2000
* Marlin Miller, Jr.	Director	September 26, 2000
* Robert N. Pokelwaldt	Director	September 26, 2000
* Peter C. Rossin	Director	September 26, 2000
* Kathryn C. Turner	Director	September 26, 2000
* Kenneth L. Wolfe	Director	September 26, 2000

Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: Marcus C. Bennett, William S. Dietrich II, C. McCollister Evarts, M.D., J. Michael Fitzpatrick, William J. Hudson, Jr., Robert J. Lawless, Marlin Miller, Jr., Robert N. Pokelwaldt, Peter C. Rossin, Kathryn C. Turner and Kenneth L. Wolfe are being filed with the Securities and Exchange Commission.

*By   s/John R. Welty
          John R. Welty
          Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period

Year ended June 30, 2000

Allowance for doubtful accounts receivable	$ 1.9	$ 1.0	$ 0.1	$(0.8)	$ 2.2

Year ended June 30, 1999

Allowance for doubtful accounts receivable	$ 1.9	$ 0.8	$ 0.1	$(0.9)	$ 1.9

Year ended June 30, 1998

Allowance for doubtful accounts receivable	$ 1.4	$ 0.7	$ 0.4	$(0.6)	$ 1.9

(1) Includes beginning balances of acquired businesses and recoveries of accounts previously written off, net of collection expenses.

(2) Doubtful accounts written off.