Form 10-Q
period 2000-09-30
CARPENTER TECHNOLOGY CORP
filed 2000-11-13
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                                                                                        Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000.

Common stock, $5 par value	22,024,888
Class	Number of shares outstanding

The Exhibit Index appears on page E-1.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX

Part I FINANCIAL INFORMATION
Consolidated Balance Sheet as of September 30, 2000 (unaudited) and June 30, 2000......................…………………………………
Consolidated Statement of Income (unaudited) for the Three Months Ended September 30, 2000 and 1999………………………...
Consolidated Statement of Comprehensive Income (unaudited) for the Three Months Ended September 30, 2000 and 1999.............................…………………………….
Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended September 30, 2000 and 1999.......………………
Notes to Consolidated Financial Statements (unaudited)…………………….
Management's Discussion and Analysis of Financial Condition and Results of Operations.................………………………………
Forward-looking Statements...........................…………………………………

Part II OTHER INFORMATION............................……………………………..
Exhibit Index........................................………………………………………….

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2000 and June 30, 2000
(in millions)
	September 30, 2000	June 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 9.4	$ 9.5
Accounts receivable, net	168.1	187.0
Inventories	283.6	270.2
Other current assets	28.2	16.3
Total current assets	489.3	483.0

Property, plant and equipment, net	782.5	789.9
Prepaid pension cost	197.2	185.2
Goodwill, net	170.8	172.3
Other assets	107.7	115.5

Total assets	$1,747.5	$1,745.9

LIABILITIES
Current liabilities:
Short-term debt	$ 219.7	$ 219.9
Accounts payable	92.4	97.3
Accrued liabilities	64.3	61.2
Deferred income taxes	7.5	5.6
Current portion of long-term debt	15.4	10.4
Total current liabilities	399.3	394.4

Long-term debt, net of current portion	337.2	352.3
Accrued postretirement benefits	153.7	152.3
Deferred income taxes	162.0	158.0
Other liabilities	35.3	35.3

Total Liabilities	1,087.5	1,092.3

SHAREHOLDERS' EQUITY
Convertible preferred stock - authorized 2 million shares	25.8	26.0
Common stock - authorized 100 million shares	115.7	115.4
Capital in excess of par value - common stock	193.5	192.2
Reinvested earnings	391.5	388.0
Common stock in treasury, at cost	(38.4)	(38.4)
Deferred compensation	(13.7)	(14.1)
Accumulated other comprehensive income	(14.4)	(15.5)
Total shareholders' equity	660.0	653.6

Total liabilities and shareholders' equity	$1,747.5	$1,745.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three months ended September 30, 2000 and 1999
(in millions, except per share data)
	Three Months
	2000	1999

Net sales	$277.7	$241.7
Costs and expenses:
Cost of sales	212.7	184.0
Selling and administrative expenses	38.3	34.2
Interest expense	10.7	7.4
Other income, net	(2.2)	(.8)
Total costs and expenses	259.5	224.8

Income before income taxes	18.2	16.9

Income taxes	7.1	6.7

Net income	$ 11.1	$ 10.2

Earnings per common share:
Basic	$ .49	$ .45
Diluted	$ .48	$ .44

Dividends per common share	$ .33	$ .33

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
for the three months ended September 30, 2000 and 1999
(in millions)
	Three Months
	2000	1999
Net income	$11.1	$10.2
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	.8	-
Net gains on derivative instruments, net of tax	.3	-
Foreign currency translation, net of tax	-	.5

Comprehensive income	$12.2	$10.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the three months ended September 30, 2000 and 1999
(in millions)
	2000	1999
OPERATIONS
Net income	$ 11.1	$ 10.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	13.5	12.5
Amortization of intangible assets	3.7	3.7
Deferred income taxes	5.9	3.6
Pension and postretirement costs, net	(10.3)	(9.5)
Net gain on disposal of assets	(0.8)	(0.6)
Changes in working capital and other, net of acquisitions:
Receivables	18.9	10.8
Inventories	(13.4)	(10.5)
Accounts payable	(4.9)	15.0
Accrued current liabilities	3.1	(9.4)
Other, net	(1.2)	(3.3)
Net cash provided from operations	25.6	22.5

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(14.4)	(25.9)
Proceeds from disposals of plant and equipment	5.0	2.5
Net cash used for investing activities	(9.4)	(23.4)

FINANCING ACTIVITIES
Net change in short-term debt	(0.2)	23.5
Payments on long-term debt	(10.1)	(15.0)
Dividends paid	(7.6)	(7.6)
Proceeds from issuance of common stock	1.6	0.2
Net cash provided from (used for) financing activities	(16.3)	1.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.1)	0.2
Cash and cash equivalents at beginning of period	9.5	5.5
Cash and cash equivalents at end of period	$ 9.4	$ 5.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The June 30, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's Fiscal Year 2000 Annual Report on Form 10-K.

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

2.   Earnings Per Common Share
     The calculations of earnings per share for the periods ended September 30, 2000 and 1999 are as follows:

(in millions, except per share data)	Three Months
	2000
	Basic	Diluted
Net income	$ 11.1	$ 11.1
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	-
Assumed shortfall between common and preferred dividend	-	(0.2)
Earnings available for common shareholders	$ 10.7	$ 10.9

Weighted average number of common shares outstanding	22.0	22.0
Assumed conversion of preferred shares	-	0.8
Effect of shares issuable under stock option plans	-	0.1
Weighted average common shares	22.0	22.9

Earnings per share	$0.49	$0.48

	Three Months
	1999
	Basic	Diluted
Net income	$ 10.2	$ 10.2
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	-
Assumed shortfall between common and preferred dividend	-	(0.2)
Earnings available for common shareholders	$ 9.8	$ 10.0

Weighted average number of common shares outstanding	21.9	21.9
Assumed conversion of preferred shares	-	0.9
Effect of shares issuable under stock option plans	-	-
Weighted average common shares	21.9	22.8

Earnings per share	$ 0.45	$ 0.44

3.   Inventories
	September 30, 2000	June 30, 2000
	(In Millions)
Finished and purchased products	$ 145.3	$ 138.1
Work in process	210.0	211.9
Raw materials and supplies	54.7	46.2
Total at current cost	410.0	396.2
Less excess of current cost over LIFO values	126.4	126.0
Total inventory	$ 283.6	$ 270.2

     The current cost of LIFO-valued inventories was $361.9 million at
September 30, 2000 and $346.8 million at June 30, 2000.

4.   Property, Plant and Equipment
	September 30, 2000	June 30, 2000
	(In Millions)
Property, plant and equipment at cost	$1,344.4	$1,341.4
Less accumulated depreciation and amortization	561.9	551.5
	$ 782.5	$ 789.9

5.   Shareholders' Equity Data
	September 30, 2000	June 30, 2000

Preferred shares issued	409.4	413.1

Common shares issued	23,133,135	23,071,635
Common shares in Treasury	(1,108,247)	(1,107,200)

Net common shares outstanding	22,024,888	21,964,435

6. Commitments and Contingencies

Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by $.6 million, which was included in Cost of Sales. No amounts were charged or credited to operations for the three months ended September 30, 1999. The liability for environmental remediation costs remaining at September 30, 2000 was $8.2 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.2 million and $11.4 million.

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

     Other

     On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. This matter, pending in the U.S. District Court for the District of Connecticut, is scheduled for trial in early January 2001. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management, the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

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

     Carpenter evaluates segment performance based upon income before interest and income taxes (EBIT) and return on assets. Both of these measures include the allocation of certain corporate costs. Sales between the segments are generally made at market-related prices.

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

    Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data
(In Millions)	Three Months Ended September 30,
	2000	1999
Net sales:
Specialty Metals	$ 241.7	$ 211.6
Engineered Products	36.3	30.6
Intersegment	(0.3)	(0.5)
Consolidated net sales	$ 277.7	$ 241.7

Income before income taxes:
Specialty Metals	$ 19.9	$ 18.2
Engineered Products	3.4	1.4
Pension credit	12.0	11.4
Corporate costs	(7.0)	(7.3)
Consolidated EBIT	28.3	23.7
Interest expense	(10.7)	(7.4)
Interest income	0.6	0.6
Consolidated income before income taxes	$ 18.2	$ 16.9

	September 30, 2000	June 30, 2000

Total assets:
Specialty Metals	$1,358.3	$1,360.8
Engineered Products	116.1	121.0
Corporate assets	273.1	264.1
Consolidated total assets	$1,747.5	$1,745.9

8.   Adoption of SFAS 133

     Carpenter adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income, depending on the type of hedging instrument and the effectiveness of the hedges. In accordance with the transition provisions of SFAS 133, Carpenter recorded a cumulative adjustment to Other Comprehensive Income of $.8 million, after taxes, to recognize the fair value of its derivative instruments as of the date of adoption.

     Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. These strategies are:

The use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates.

The use of foreign currency forwards and options to hedge certain foreign currency denominated inter-company receivables, primarily in Euros and Pound Sterling, to offset the effect on earnings of changes in exchange rates until these receivables are collected.

The use of commodity swaps and options to fix the price of a portion of anticipated future purchases of nickel and cobalt to offset the effects of changes in the costs of those commodities. The forecasted purchases are generally those which are required to satisfy fixed price sales contracts.

The use of interest rate swaps to fix the interest rate on certain variable term loans in order to stabilize interest rates.

     All of the derivatives used by Carpenter in its risk management strategies are highly effective because all of the critical terms of the derivative instruments match those of the hedged item. All of the described derivative instruments except for hedges of receivables have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than July 1, 2000. The hedges of inter-company receivables do not qualify for hedge accounting. All derivatives are adjusted to their fair market values at the end of each calendar quarter. Unrealized net gains and losses for cash flow hedges are recorded in Other Comprehensive Income. At the time the anticipated transactions occur, any unrealized gains and losses on the related hedge are reclassified from Other Comprehensive Income to the Statement of Income, thus offsetting the income effects of the anticipated transactions to which they relate. Amounts reclassified to the Statement of Income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign exchange hedges of anticipated sales). All unrealized gains or losses on hedges of inter-company receivables are recorded in income each calendar quarter, as are changes in the value of the receivables. If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Statement of Income. Cash flow hedges at September 30, 2000 have various settlement dates, the latest of which is June 2004.

     Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the Statement of Income. The ineffectiveness for existing derivative instruments for the quarter ending September 30, 2000, was primarily related to option premiums and was immaterial. During the quarter ended September 30, 2000, unrealized net gains totaling $1.5 million after taxes was recorded in Other Comprehensive Income, including the $.8 million cumulative effect as of July 1, 2000, and $.4 million of income was reclassified from Other Comprehensive Income to the Statement of Income, net of income taxes. There were no reclassifications from Other Comprehensive Income to earnings during the quarter ended September 30, 2000, that were caused by anticipated transactions which are no longer expected to occur.

     As of September 30, 2000, $1.1 million of net gains from derivative instruments was included in accumulated other comprehensive income, $.7 million of which is expected to be reclassified to the Statement of Income within one year.

9.   Accounting Pronouncements

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately on an invoice to be included as part of Sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in Cost of Sales. Carpenter adopted this requirement effective July 1, 2000. Restatement of prior year's quarter resulted in increasing sales by $3.2 million, increasing Cost of Sales by $8.2 million and decreasing Selling and Administrative costs by $5 million.

     The Securities and Exchange Commission (SEC) issued Staff Accounting

Bulletin 101 (SAB101) which sets forth the SEC's guidelines on revenue recognition. This bulletin is effective for Carpenter no later than the fourth quarter of fiscal 2001 (June 2001 quarter). Carpenter has not completed its determination of the impact of SAB101 on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2000 vs.
Three Months Ended September 30, 1999:

     Net income for the quarter ended September 30, 2000 was $11.1 million compared with $10.2 million in the prior-year period. Diluted earnings per share, including nonrecurring items, increased to $.48 compared with $.44 a year ago, an increase of 9 percent.

     Net sales for the quarter rose 15 percent to $277.7 million, up from $241.7 million for the same period a year ago. This increase was due primarily to an increase in the sales revenue of Specialty Alloys Operations (SAO), resulting from an improved product mix and higher raw material surcharges. Unit volume shipped for SAO decreased by 6.5 percent for the quarter compared with the same quarter last year. Sales of the Engineered Products Group (EPG) increased 19 percent. Dynamet's sales for the quarter, including those of Anval, which was acquired on February 1, 2000, were flat compared with the same quarter of last year.

     Cost of sales as a percentage of net sales was 76.6 percent for the first quarter of fiscal 2001 compared to 76.1 percent for the same quarter last year. This increase was due to higher raw material, energy and outside service costs which were partially offset by an improved sales mix and increased selling prices.

     Selling and administrative expenses for the quarter declined to 13.8 percent of net sales compared with 14.2 percent of net sales for the same quarter in fiscal 2000. Selling and administrative expenses increased $4.1 million compared with the same quarter a year ago due to some nonrecurring consulting and legal fees, start-up costs of Carpenter's e-business initiatives and the selling and administrative expenses of recently acquired Anval.

Interest expense increased to $10.7 million from $7.4 million for the same quarter a year ago, due to higher debt levels, increased interest rates and the completion of our major capital spending program. The latter caused $1.5 million less interest to be capitalized than a year ago.

     First quarter other income was $1.4 million more favorable than a year ago, primarily resulting from a $.6 million environmental settlement, reduced losses on the market valuation of investments in company-owned life insurance policies, and a gain on the sale of one Carpenter warehouse.

Business Segment Results

Specialty Metals Segment

     Net sales for this segment, which aggregates the SAO and Dynamet units of Carpenter were $241.7 million, which was 14 percent higher than those of the same quarter a year ago. The increase in sales was primarily due to a 15 percent increase in sales at SAO resulting from improved demand in the power generation and aerospace markets. Dynamet's sales including Anval were relatively flat compared to the same quarter last year.

     Earnings before interest and taxes (EBIT) for the Specialty Metals segment were $19.9 million which was 9 percent higher than in last year's first quarter. This increase was due to an improved sales mix and increased selling prices at SAO, which were partially offset by lower unit SAO sales volume and higher energy, outside service and raw material costs than a year ago. The continued weakness in Dynamet's selling prices and demand for aerospace products also negatively affected this segment's EBIT.

Engineered Products Segment

     Net sales for this segment were $36.3 million which was 19 percent higher than the same quarter of last year. EBIT was $3.4 million which was $2.0 million higher than the first quarter of last year. This profit growth was due to higher sales volume and lower administrative costs. Most units within the segment had sales improvements with the ceramic cores products showing the most growth.

Pension Credits

     Pension credits, which result from the significant overfunded position of Carpenter's defined benefit pension plans, were $12.0 million in the September 2000 quarter versus $11.4 million in the same quarter a year ago. This slightly higher level of credits was due primarily to the investment returns on the pension plan assets during fiscal 2000. This favorable variance from the previous year's level of pension credits will continue for the balance of fiscal 2001. Carpenter has other retirement obligations such as post-retirement medical benefits and supplemental employee retirement plans that are not included in this pension credit. The net impact of all retirement plans on Carpenter's income statement for the September 2000 quarter was approximately $10.1 million of income before taxes compared to $9.2 million for the same quarter last year. Amounts shown in the consolidated Statement of Cash Flows for pension and postretirement benefits are net of cash payments made to the plans.

Cash Flow and Financial Condition:

     Carpenter has maintained the ability to provide adequate cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     During the three months ended September 30, 2000, Carpenter's cash and cash equivalents decreased $.1 million, as shown in the consolidated statement of cash flows.

     Investing activities for plant, equipment and software consumed $14.4 million in cash during the first three months of fiscal 2001 and $25.9 million for the same year ago period. This decrease in capital expenditures reflects the completion of our five-year investment program. Total capital expenditures for all of fiscal 2001 are anticipated to be about $55 million, which is approximately the same as anticipated depreciation. In addition, $5 million in proceeds was received primarily due to the sale of a company airplane and one warehouse.

     Total debt decreased $10.3 million since June 30, 2000 to a level of $572.3 million or 40.8 percent of total capital employed, including deferred taxes. We expect a positive free cash flow (defined as cash flow after capital expenditures/disposals and dividends) in excess of $50 million for fiscal 2001, which will be used to reduce debt.

     Financing of $275 million is available under revolving credit agreements with four banks. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $275 million. As of September 30, 2000, $55.3 million was available under the credit facility and commercial paper program.

     At September 30, 2000, current assets exceeded current liabilities by $90 million (a ratio of 1.2 to 1). In addition, Carpenter classifies borrowings from a $200 million revolving credit agreement as current even though the agreement ends February 2002. The current ratio is also conservatively stated because certain inventories are valued $126.4 million less than the current cost as a result of using the LIFO method.

     Carpenter believes that its present financial resources, both from internal and external sources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Other Matters

     Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. The adoption of SFAS 133 resulted in recording a cumulative adjustment as of July 1, 2000 for this required change in accounting. This adjustment increased current assets by $1.2 million and other comprehensive income, net of tax, by $.8 million (see note 8 to the consolidated financial statements).

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately on an invoice to be included as part of Sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in Cost of Sales. Carpenter adopted this requirement effective July 1, 2000. Restatement of prior year's quarter resulted in increasing sales by $3.2 million, increasing Cost of Sales by $8.2 million and decreasing Selling and Administrative costs by $5 million.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB101) which sets forth the SEC's guidelines on revenue recognition. This bulletin is effective for Carpenter no later than the fourth quarter of fiscal 2001 (June 2001 quarter). Carpenter has not completed its determination of the impact of SAB101 on its financial statements.

Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by $.6 million, which was included in Cost of Sales. No amounts were charged or credited to operations for the three months ended September 30, 1999. The liability for environmental remediation costs remaining at September 30, 2000 was $8.2 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.2 million and $11.4 million.

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

Forward-looking Statements

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectation or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. These risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to recoup increased costs of fuel and raw material, such as nickel, through increased prices and surcharges; 3) excess inventory and the impact of inventory adjustments in Carpenter's aerospace customer base; 4) worldwide excess capacity for certain alloys which Carpenter produces, resulting in increased competition and downward pricing pressure on Carpenter products; 5) the impact on the overfunding of Carpenter's pension plans, of an increase in the pension liability or a decrease in plan assets, approximately 70 percent of which are invested in common stock equities; 6) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 7) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 8) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain and retain favorable rulings in dumping and countervailing duty claims against foreign producers; 9) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 10) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 11) the outcome of the litigation between the Bridgeport, Connecticut, Port Authority and Carpenter concerning the value of the Corporation's former plant site and responsibility for site remediation costs caused by the Port Authority's development efforts. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. This matter, pending in the U.S. District Court for the District of Connecticut, is scheduled for trial in early January 2001. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management, the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

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

Item 4. Submission of Matters to a Vote of Security Holders

     a.   On October 23, 2000, Carpenter Technology Corporation held its 2000 Annual Meeting of Stockholders.

     b.   At the 2000 Annual Meeting, stockholders of Carpenter elected the following Directors to three-year terms which will expire at the
           2003 Annual Meeting of Stockholders:  Dr. C. McCollister Evarts,
           William J. Hudson, Jr., Peter C. Rossin and Kenneth L. Wolfe.

           Voting for these Directors was as follows:

Director	For	Withheld
Dr. C. McCollister Evarts	18,074,372	2,258,687
William J. Hudson, Jr.	18,053,924	2,279,131
Peter C. Rossin	18,019,509	2,313,544
Kenneth L. Wolfe	18,093,936	2,239,121

    The following are Directors whose terms continued following the 2000 Annual Meeting:  Marcus C. Bennett, Robert W. Cardy,
    William S. Dietrich II, Dennis M. Draeger, J. Michael Fitzpatrick,
    Robert J. Lawless, Marlin Miller, Jr., Robert N. Pokelwaldt and
    Kathryn C. Turner.

     c.   Stockholders approved the appointment of PricewaterhouseCoopers LLP as independent public accountants for Carpenter for fiscal 2001. The voting on this matter was as follows:
	For	Against	Abstain
Appointment of PricewaterhouseCoopers	20,004,463	220,384	108,203

     d.   Stockholders also approved a proposal (i) to amend the Stock-Based Incentive
           Compensation Plan for Officers and Key Employees to increase the number of shares available for awards by 1,800,000 shares and (ii) to re-authorize the criteria for granting awards of performance shares under the Plan.  The vote on this matter was as follows:
	For	Against	Abstain
Incentive Plan Proposal	13,132,180	4,348,709	415,013

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
Carpenter Technology Corporation
(Registrant)

Date: November 13, 2000	s/G. Walton Cottrell G. Walton Cottrell Sr. Vice President - Finance and Chief Financial Officer