Form 10-Q
period 2000-12-31
CARPENTER TECHNOLOGY CORP
filed 2001-02-09
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 2001.

Common stock, $5 par value	22,058,546
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
December 31 and June 30, 2000
(in millions)
	December 31, 2000	June 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 7.7	$ 9.5
Accounts receivable, net	169.7	187.0
Inventories	287.8	270.2
Other current assets	24.7	16.3
Total current assets	489.9	483.0

Property, plant and equipment, net	776.4	789.9
Prepaid pension cost	209.2	185.2
Goodwill, net	169.2	172.3
Other assets	106.8	115.5

Total assets	$1,751.5	$1,745.9

LIABILITIES
Current liabilities:
Short-term debt	$ 224.0	$ 219.9
Accounts payable	84.9	97.3
Accrued liabilities	61.9	61.2
Deferred income taxes	7.5	5.6
Current portion of long-term debt	15.3	10.4
Total current liabilities	393.6	394.4

Long-term debt, net of current portion	337.1	352.3
Accrued postretirement benefits	155.2	152.3
Deferred income taxes	166.9	158.0
Other liabilities	35.2	35.3

Total liabilities	1,088.0	1,092.3

SHAREHOLDERS' EQUITY
Convertible preferred stock - authorized 2 million shares	25.7	26.0
Common stock - authorized 100 million shares	115.8	115.4
Capital in excess of par value - common stock	194.1	192.2
Reinvested earnings	397.0	388.0
Common stock in treasury, at cost	(38.4)	(38.4)
Deferred compensation	(13.3)	(14.1)
Accumulated other comprehensive income	(17.4)	(15.5)
Total shareholders' equity	663.5	653.6

Total liabilities and shareholders' equity	$1,751.5	$1,745.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three and six months ended December 31, 2000 and 1999
(in millions, except per share data)
	Three Months		Six Months
	2000	1999	2000	1999

Net sales	$288.7	$254.0	$566.4	$495.7
Costs and expenses:
Cost of sales	222.0	199.0	434.7	383.0
Selling and administrative expenses	38.0	35.6	76.3	69.8
Interest expense	10.6	7.6	21.3	15.0
Other income, net	(.8)	(4.9)	(3.0)	(5.7)
Total costs and expenses	269.8	237.3	529.3	462.1

Income before income taxes	18.9	16.7	37.1	33.6

Income taxes	5.6	4.0	12.7	10.7

Net income	$ 13.3	$ 12.7	$ 24.4	$ 22.9

Earnings per common share:
Basic	$ .58	$ .56	$ 1.07	$ 1.01
Diluted	$ .57	$ .55	$ 1.05	$ .99

Dividends per common share	$ .33	$ .33	$ .66	$ .66

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
for the three and six months ended December 31, 2000 and 1999
(in millions)
	Three Months		Six Months
	2000	1999	2000	1999
Net income	$13.3	$12.7	$24.4	$22.9
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	-	-	0.8	-
Net losses on derivative instruments, net of tax	(2.6)	-	(2.3)	-
Unrealized loss on investment, net of tax	(0.1)	-	(0.1)	-
Foreign currency translation, net of tax	(0.3)	(0.6)	(0.3)	(0.1)

Comprehensive income	$10.3	$12.1	$22.5	$22.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the six months ended December 31, 2000 and 1999
(in millions)
	2000	1999
OPERATIONS
Net income	$ 24.4	$ 22.9
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	27.5	25.0
Amortization of intangible assets	7.6	7.0
Deferred income taxes	10.8	4.3
Pension and postretirement costs, net	(20.4)	(19.0)
Net gain on asset disposals	(1.9)	(0.5)
Changes in working capital and other, net of acquisitions:
Receivables	17.3	11.9
Inventories	(17.6)	(22.5)
Accounts payable	(12.4)	21.3
Accrued current liabilities	.7	(18.9)
Other, net	1.3	(9.9)
Net cash provided from operations	37.3	21.6

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(27.8)	(50.7)
Proceeds from disposals of plant and equipment	7.9	3.7
Net cash used for investing activities	(19.9)	(47.0)

FINANCING ACTIVITIES
Net change in short-term debt	4.1	57.0
Payments on long-term debt	(10.3)	(15.2)
Dividends paid	(15.4)	(15.2)
Proceeds from issuance of common stock	2.4	0.1
Net cash provided from (used for) financing activities	(19.2)	26.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.8)	1.3
Cash and cash equivalents at beginning of period	9.5	5.5
Cash and cash equivalents at end of period	$ 7.7	$ 6.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The June 30, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's Fiscal Year 2000 Annual Report on Form 10-K.

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

2.   Earnings Per Common Share
     The calculations of earnings per share for the periods ended December 31, 2000 and 1999 are as follows:

(in millions, except per share data)	Three Months		Six Months
	2000		2000
	Basic	Diluted	Basic	Diluted
Net income	$ 13.3	$ 13.3	$ 24.4	$ 24.4
Dividends accrued on convertible preferred stock, net of tax benefits	(0.5)	-	(0.9)	-
Assumed shortfall between common and preferred dividend	-	(0.2)	-	(0.4)
Earnings available for common shareholders	$ 12.8	$ 13.1	$ 23.5	$ 24.0

Weighted average number of common shares outstanding	22.0	22.0	22.0	22.0
Assumed conversion of preferred shares	-	0.8	-	0.8
Effect of shares issuable under stock option plans	-	0.2	-	0.2
Weighted average common shares	22.0	23.0	22.0	23.0

Earnings per share	$0.58	$0.57	$1.07	$1.05

	Three Months		Six Months
	1999		1999
	Basic	Diluted	Basic	Diluted
Net income	$ 12.7	$ 12.7	$ 22.9	$ 22.9
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	-	(0.7)	-
Assumed shortfall between common and preferred dividend	-	(0.2)	-	(0.4)
Earnings available for common shareholders	$ 12.3	$ 12.5	$ 22.2	$ 22.5

Weighted average number of common shares outstanding	21.9	21.9	21.9	21.9
Assumed conversion of preferred shares	-	0.9	-	0.9
Effect of shares issuable under stock option plans	-	-	-	-
Weighted average common shares	21.9	22.8	21.9	22.8

Earnings per share	$ 0.56	$ 0.55	$ 1.01	$ 0.99

3.   Inventories
	December 31, 2000	June 30, 2000
	(In Millions)
Finished and purchased products	$ 145.4	$ 138.1
Work in process	210.9	211.9
Raw materials and supplies	58.0	46.2
Total at current cost	414.3	396.2
Less excess of current cost over LIFO values	126.5	126.0
Total inventory	$ 287.8	$ 270.2

     The current cost of LIFO-valued inventories was $344.9 million at
December 31, 2000 and $346.8 million at June 30, 2000.

4.   Property, Plant and Equipment
	December 31, 2000	June 30, 2000
	(In Millions)
Property, plant and equipment at cost	$1,370.7	$1,341.4
Less accumulated depreciation and amortization	594.3	551.5
	$ 776.4	$ 789.9

5.   Shareholders' Equity Data
	December 31, 2000	June 30, 2000

Preferred shares issued	408.0	413.1

Common shares issued	23,159,793	23,071,635
Common shares in Treasury	(1,108,247)	(1,107,200)

Net common shares outstanding	22,051,546	21,964,435

6. Commitments and Contingencies

Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the six months ended December 31, 2000, the liability for environmental remediation costs was increased by $.6 million, which was included in cost of sales. For the six months ended December 1999, the liability for environmental remediation costs was reduced by $.8 million which was included in other income. The liability for environmental remediation costs remaining at December 31, 2000 was $8.2 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.2 million and $11.3 million.

     Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million and $.5 million for the six months ended December 31, 2000 and 1999, respectively.

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

     Other

     On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. This matter, pending in the U.S. District Court for the District of Connecticut, is scheduled for trial in April 2001. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management, the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

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

     The pension credit represents the income relating to Carpenter's overfunded defined benefit pension plans. None of the pension credit is allocated to the business segments. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, information services, law and human resource departments and corporate management staff. Corporate assets are primarily cash and cash equivalents, prepaid pension cost, certain assets held for sale, life insurance, other investments and corporate operating assets.

     Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data
(In Millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Net sales:
Specialty Metals	$ 254.0	$ 224.5	$ 495.7	$ 436.1
Engineered Products	35.4	30.3	71.7	60.9
Intersegment	(0.7)	(0.8)	(1.0)	(1.3)
Consolidated net sales	$ 288.7	$ 254.0	$ 566.4	$ 495.7

Income before income taxes:
Specialty Metals	$ 22.0	$ 14.6	$ 41.9	$ 32.8
Engineered Products	2.5	1.0	5.9	2.4
Pension credit	12.0	11.4	24.0	22.8
Corporate costs	(8.1)	(3.4)	(15.1)	(10.7)
Consolidated EBIT	28.4	23.6	56.7	47.3
Interest expense	(10.6)	(7.6)	(21.3)	(15.0)
Interest income	1.1	0.7	1.7	1.3
Consolidated income before income taxes	$ 18.9	$ 16.7	$ 37.1	$ 33.6

	December 31, 2000	June 30, 2000

Total assets:
Specialty Metals	$1,358.3	$1,360.8
Engineered Products	116.2	121.0
Corporate assets	277.0	264.1
Consolidated total assets	$1,751.5	$1,745.9

8.   Adoption of SFAS 133

     Carpenter adopted SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges. In accordance with the transition provisions of SFAS 133, Carpenter recorded a cumulative positive adjustment to other comprehensive income of $.8 million, after taxes, to recognize the fair value of its derivative instruments as of the date of adoption.

     Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. These strategies are:

The use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates.

The use of foreign currency forwards and options to hedge certain foreign currency denominated intercompany receivables, primarily in Euros and Pound Sterling, to offset the effect on earnings of changes in exchange rates until these receivables are collected.

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

     All of the derivatives used by Carpenter in its risk management strategies are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. All of the described derivative instruments except for hedges of receivables have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than July 1, 2000. The hedges of intercompany receivables do not qualify for hedge accounting. All derivatives are adjusted to their fair market values at the end of each calendar quarter. Unrealized net gains and losses for cash flow hedges are recorded in other comprehensive income. At the time the anticipated transactions occur, any unrealized gains and losses on the related hedge are reclassified from other comprehensive income to the Statement of Income, thus offsetting the income effects of the anticipated transactions to which they relate. Amounts reclassified to the Statement of Income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign exchange hedges of anticipated sales). All unrealized gains or losses on hedges of intercompany receivables are recorded in income each calendar quarter, as are changes in the value of the receivables. If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Statement of Income. Cash flow hedges at December 31, 2000 have various settlement dates, the latest of which is December 2003.

     Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the Statement of Income. The ineffectiveness for existing derivative instruments for the quarter ending December 31, 2000 was primarily related to option premiums and was immaterial. During the quarter ended December 31, 2000, unrealized net losses totaling $2.2 million after taxes were recorded in other comprehensive income and $.4 million of income, net of taxes was reclassified from other comprehensive income to the Statement of Income. During the six months ended December 31, 2000, unrealized net losses totaling $.7 million after taxes were recorded in other comprehensive income, including the $.8 million cumulative effect as of July 1, 2000, and $.8 million of income was reclassified from other comprehensive income to the Statement of Income, net of income taxes. There were no reclassifications from other comprehensive income to earnings during the quarter or six months ended December 31, 2000 that were caused by anticipated transactions which are no longer expected to occur.

     As of December 31, 2000, $1.5 million of net losses from derivative instruments was included in accumulated other comprehensive income, $1.4 million of which is expected to be reclassified to the Statement of Income within one year.

9.   Other Accounting Pronouncements

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately on an invoice to be included as part of sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in cost of sales. Carpenter adopted this requirement effective July 1, 2000. Reclassification of the prior year's second quarter resulted in increasing sales by $3.1 million, increasing cost of sales by $10.3 million and decreasing selling and administrative expenses by $7.2 million. Reclassification of the prior year's six months resulted in increasing sales by $6.3 million, increasing cost of sales by $18.5 million and decreasing selling and administrative expenses by $12.2 million.

     The Securities and Exchange Commission has issued Staff Accounting Bulletin 101 (SAB 101) and interpretive releases, setting forth the SEC's guidance on revenue recognition. This bulletin will be effective for Carpenter in the fourth quarter of fiscal year 2001 (June 2001 quarter), with retroactive effect to the beginning of fiscal year 2001. In accordance with the guidance of SAB 101, Carpenter will be required to change its revenue recognition policies retroactive to July 1, 2000. Carpenter's standard terms and conditions of sale for most of its sales include a provision that title to the goods is retained as a security interest until payment is received, even though the risks and benefits of ownership are passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter's case, is when payment is received.

     The change in accounting will result in a negative cumulative adjustment as of July 1, 2001, of approximately $14 million after taxes, and the restatement of the results for the first three quarters of fiscal 2001. To enable reporting of revenue consistent with historical practice, Carpenter plans to change its terms and conditions at the beginning of its fourth quarter of fiscal 2001 to eliminate the retention of title provision. This will result in the fourth quarter sales and earnings reflecting all fourth quarter shipments and sales and earnings for shipments of prior quarters, for which payment is received in the fourth quarter. Full year sales and net income will be approximately the same as they would have been without the adoption of SAB 101.  Carpenter plans to provide disclosures to show the impacts on its quarterly results caused by the change in accounting and revision of its terms and conditions of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended December 31, 2000 vs.
Three Months Ended December 31, 1999:

     Net income, including non-recurring items, for the quarter ended December 31, 2000 was $13.3 million compared with $12.7 million in the prior year period. Diluted earnings per share, including nonrecurring items, increased to $.57 compared with $.55 a year ago.

     Net sales for the quarter rose 14 percent to $288.7 million, up from $254.0 million for the same period a year ago. This increase was primarily due to a 13 percent increase in sales of the Specialty Metals segment. The mix of products sold by the Specialty Metals segment was improved as a result of stronger demand from the aerospace and power generation sectors. Sales of the Engineered Products segment increased 17 percent compared to the same quarter of last year.

     Cost of sales as a percentage of net sales decreased to 76.9 percent for the second quarter of fiscal 2001 compared to 78.4 percent for the same quarter last year. The improved gross profit margin was primarily due to the improved product mix and increased raw material surcharge revenues of the Specialty Metals segment, and a sales volume improvement in the Engineered Products segment. Significant natural gas and electricity cost increases partially offset the favorable gross margin effects.

     Selling and administrative expenses for the quarter declined to 13.2 percent of net sales compared with 14.0 percent of net sales for the same quarter in fiscal 2000. However, selling and administrative expenses increased $2.4 million compared with the same quarter a year ago primarily due to costs of Carpenter's e-business initiatives and the selling and administrative expenses of Anval, a company Carpenter acquired in February 2000.

     Interest expense increased to $10.6 million from $7.6 million for the same quarter a year ago, due to higher short-term debt levels, increased interest rates and the completion of Carpenter's major capital spending program. The latter caused $1.9 million less interest to be capitalized than a year ago.

     Other income was $4.1 million less favorable than a year ago, primarily resulting from the lower market valuation of investments in life insurance policies.

     Carpenter's effective tax rate (income taxes as a percent of income before taxes) for the quarter ended December 31, 2000 was 29.7 percent. This rate was lower than the normal annual tax rate of approximately 38 percent, primarily as a result of adjustments related to certain state and foreign tax issues, for which tax expense was provided in prior years. Carpenter's effective tax rate for the same quarter last year was 24.2 percent, as a result of the favorable resolution of foreign tax issues.

Business Segment Results

Specialty Metals Segment

     Net sales for the quarter ended December 31, 2000 for this segment, which aggregates the Specialty Alloys Operations (SAO) and Dynamet units of Carpenter were $254.0 million, which was 13 percent higher than in the same quarter a year ago. The sales of SAO increased 12 percent as an improved product mix more than offset the impact of a 5 percent unit volume decrease. Dynamet's sales, including Anval, increased 7 percent compared to the same quarter last year. The aerospace and power generation market sectors were stronger than a year ago while automotive related products were softer.

     Earnings before interest and taxes (EBIT) for the Specialty Metals segment were $22.0 million which was 51 percent higher than in last year's second quarter. This increase was due to an improved sales mix and increased raw material surcharge revenues in SAO.

Engineered Products Segment

     Net sales for this segment were $35.4 million which was 17 percent higher than the same quarter of last year. EBIT was $2.5 million which was $1.5 million higher than the second quarter of last year. This profit growth was due to higher sales volume and lower administrative costs. Most units within the segment had sales improvements with the ceramic cores products for aerospace and industrial gas turbine applications showing the most growth.

Pension Credits

     Pension credits, which result from the significant overfunded position of Carpenter's defined benefit pension plans, were $12.0 million in the December 2000 quarter versus $11.4 million in the same quarter a year ago. This slightly higher level of credits was due primarily to the investment returns on the pension plan assets during fiscal 2000. This favorable variance from the previous year's level of pension credits will continue for the balance of fiscal 2001. Carpenter has other retirement obligations such as post-retirement medical benefits and supplemental employee retirement plans that are not included in this pension credit. The net impact of all retirement plans on Carpenter's Statement of Income for the December 2000 quarter was approximately $10.1 million of income before taxes compared to $9.2 million for the same quarter last year.

Results of Operations - Six Months Ended December 31, 2000 vs.
Six Months Ended December 31, 1999:

     Net income for the six months ended December 31, 2000, was $24.4 million compared to $22.9 million for the same period a year ago. Diluted earnings per share were $1.05 per share compared to $.99 per share for the year-earlier period. The increased sales and earnings were primarily the result of increased demand in the power generation and aerospace markets, resulting in a more profitable sales mix.

     Net sales were $566.4 million compared to $495.7 million for the first half of last fiscal year. This was primarily the result of the Specialty Metals segment's improved product sales mix and increased raw material surcharge revenues.

     Cost of sales as a percent of net sales decreased slightly to 76.7 percent of sales compared to 77.3 percent last year. The gross margin increase was primarily due to an improved sales mix and increased raw material surcharge revenue of the Specialty Metals segment and a sales volume improvement in the Engineered Products segment. Significant natural gas and electricity cost increases partially offset the favorable gross margin effects.

     Selling and administrative expenses as a percentage of sales decreased to 13.5 percent compared to 14.1 percent last year. However, total selling and administrative expenses increased $6.5 million from the prior year period primarily because of costs of e-business initiatives, Anval's expenses and increased consulting and legal fees.

     Other income was less favorable than a year ago by $2.7 million, primarily resulting from the lower market valuation of investments in life insurance policies.

     The effective tax rate was 34.3 percent for the six months ended December 31, 2000, and 32.0 percent for the year-earlier period. The rates in both periods were lower than a normal annual rate of approximately 38 percent because of adjustments related to certain state and foreign tax issues for which tax expense had been provided in prior years.

Business Segment Results

Specialty Metals Segment

     Net sales for this segment, which aggregates the SAO and Dynamet units of Carpenter, were $495.7 million which was 14 percent higher than those for the same period a year ago. The increase was primarily due to a 14 percent increase in SAO sales, resulting from an improved product mix. Dynamet's sales increased by 4 percent as a result of the inclusion of Anval.

     EBIT was $41.9 million compared to $32.8 million for the same period last year. This $9.1 million increase was due primarily to SAO's improved sales mix and increased raw material surcharge revenues. Higher natural gas and electricity costs partially offset these favorable profit effects.

Engineered Products Segment

     Net sales for this segment were $71.7 million which was 18 percent higher than the same period last year. Increased demand for ceramics, metal injection molded and shaped products accounted for most of the sales improvement.

     EBIT was $5.9 million compared to $2.4 million for the first six months of last year. This profit improvement was due to the increased sales volume and reduced administrative costs.

Pension Credits

     Pension credits were $24.0 million for the six months ending December 31, 2000 compared to $22.8 million for the same period a year ago. The improved level of credits was due primarily to the significant investment returns on the pension plan assets during fiscal 2000. This favorable variance from the previous year's level will continue for the balance of fiscal 2001 because the amount of the credit is based upon an actuarial valuation at the beginning of each fiscal year and changed annually. The net impact of all retirement plans on Carpenter's Statement of Income for the six months ended December 31, 2000 was approximately $20.2 million of income before taxes compared to $18.4 million for the same period last year. Amounts shown in the Consolidated Statement of Cash Flows for pension and postretirement benefits are net of cash payments of $.5 million made to the plans.

Cash Flow and Financial Condition:

     Carpenter has maintained the ability to provide adequate cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     During the six months ended December 31, 2000, Carpenter's free cash flow (cash flow after capital expenditures and disposals and dividends) was $2.0 million. Cash from operations was $37.3 million for the current six month period as compared to $21.6 million a year ago.

     Investing activities for plant, equipment and software consumed $27.8 million in cash during the first six months of fiscal 2001 and $50.7 million for the same year ago period. This decrease in capital expenditures reflects the completion of our five-year capital investment program. Total capital expenditures for all of fiscal 2001 are anticipated to be about $55 million, which is approximately the same as anticipated depreciation. In addition, $7.9 million in proceeds was received primarily due to the sale of a company airplane, two warehouses and unutilized land.

     Total debt decreased $6.2 million since June 30, 2000 to a level of $576.4 million or 40.8 percent of total capital employed, including deferred taxes, compared to 41.6 percent at June 30, 2000. Carpenter expects a positive free cash flow in excess of $50 million for fiscal 2001, which will be used to reduce debt.

     Financing of $275 million is available under revolving credit agreements with four banks. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $275 million. As of December 31, 2000, $51.0 million was available under the credit facility and commercial paper program.

     At December 31, 2000, current assets exceeded current liabilities by $96.3 million (a ratio of 1.2 to 1). The current ratio is conservatively stated because certain inventories are valued $126.5 million less than the current cost as a result of using the LIFO method.

     Carpenter believes that its present financial resources, both from internal and external sources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Other Matters

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. The adoption of SFAS 133 resulted in recording a cumulative adjustment as of July 1, 2000 for this required change in accounting. This adjustment increased current assets by $1.2 million and other comprehensive income, net of tax, by $.8 million (see note 8 to the consolidated financial statements).

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standard Board issued a new release (EITF00-10) at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately on an invoice to be included as part of sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in cost of sales. Carpenter adopted this requirement effective July 1, 2000. Reclassification of the prior year's second quarter resulted in increasing sales by $3.1 million, increasing cost of sales by $10.3 million and decreasing selling and administrative expenses by $7.2 million. Reclassification of the prior year's six months resulted in increasing sales by $6.3 million, increasing cost of sales by $18.5 million and decreasing selling and administrative expenses by $12.2 million.

     The Securities and Exchange Commission has issued SAB 101 and interpretive releases, setting forth the SEC's guidance on revenue recognition. This bulletin will be effective for Carpenter in the fourth quarter of fiscal year 2001 (June 2001 quarter), with retroactive effect to the beginning of fiscal year 2001. In accordance with the guidance of SAB 101, Carpenter will be required to change its revenue recognition policies retroactive to July 1, 2000. Carpenter's standard terms and conditions of sale for most of its sales include a provision that title to the goods is retained as a security interest until payment is received, even though the risks and benefits of ownership are passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter's case is when payment is received.

     The change in accounting will result in a negative cumulative adjustment as of July 1, 2001, of approximately $14 million after taxes, and the restatement of the results for the first three quarters of fiscal 2001. To enable reporting of revenue consistent with historical practice, Carpenter plans to change its terms and conditions at the beginning of its fourth quarter of fiscal 2001 to eliminate the retention of title provision. This will result in the fourth quarter sales and earnings reflecting all fourth quarter shipments and sales and earnings for shipments of prior quarters, for which payment is received in the fourth quarter. Full year sales and net income will be approximately the same as they would have been without the adoption of SAB 101.  Carpenter plans to provide disclosures to show the impacts on its quarterly results caused by the change in accounting and revision of its terms and conditions of sales.

Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the six months ended December 31, 2000, the liability for environmental remediation costs was increased by $.6 million, which was included in cost of sales. For the six months ended December 1999, the liability for environmental remediation costs was reduced by $.8 million, which was included in other income. The liability for environmental remediation costs remaining at December 31, 2000 was $8.2 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.2 million and $11.3 million.

     Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million and $.5 million for the six months ended December 31, 2000 and 1999, respectively.

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

Future Outlook

     Carpenter's melt facilities which are used to supply the aerospace and power generation industries are operating near full capacity. SAO's backlogs at December 31, 2000 for the aerospace and power generation industries have increased over 30 percent since September 30, 2000. However, with the slowdown in the automobile industry, weakening volumes and margins for certain stainless products, and increasing energy costs, Carpenter now anticipates that earnings per diluted share in the third quarter of fiscal 2001, which ends March 31, will be approximately 10 percent higher than last year's earnings of $.52 per share. Carpenter also believes that earnings per share for the fiscal year ended June 30, 2001, will be in the range of $2.40 to $2.60 per diluted share, as compared with $2.31 per diluted share in fiscal 2000.

Forward-looking Statements

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectation or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. These risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to recoup increased costs of fuel, such as natural gas, and raw material, such as nickel, through increased prices and surcharges; 3) excess inventory and the impact of inventory adjustments in Carpenter's aerospace customer base; 4) worldwide excess capacity for certain alloys which Carpenter produces and fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on Carpenter products; 5) stock market fluctuations which could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension benefits; 6) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 7) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 8) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain and retain favorable rulings in dumping and countervailing duty claims against foreign producers; 9) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 10) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 11) the outcome of the litigation between the Bridgeport, Connecticut, Port Authority and Carpenter concerning the value of the Corporation's former plant site and responsibility for site remediation costs caused by the Port Authority's development efforts. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books is approximately $14 million and is based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. This matter, pending in the U.S. District Court for the District of Connecticut, has been rescheduled for trial in April 2001. While the ultimate outcome of these proceedings is undeterminable, in the opinion of management, the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld and accordingly, no provision has been made for an impairment in carrying value.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Voting results and a description of matters submitted to stockholders at Carpenter's October 23, 2000 Annual Meeting of Stockholders were included in the Form 10-Q for the quarterly period ended September 30, 2000.  Part II, Item 4 of Carpenter's Form 10-Q filed November 13, 2000 is incorporated herein by reference.

Item 5. Other Information

     On January 25, 2001, the Board of Directors elected Terrence E. Geremski as Senior Vice President - Finance and Chief Financial Officer, effective January 29, 2001.  Mr. Geremski replaces G. Walton Cottrell, who will serve as Senior Vice President - Strategic Planning, until his retirement in September 2001.

     On January 26, 2001, Robert J. Dickson, then Carpenter's Vice President and Treasurer, resigned to pursue other opportunities in western Pennsylvania.  G. Walton Cottrell has assumed responsibility for treasurer matters until a new treasurer is selected.

Item 6. Exhibits and Reports on Form 8-K.

  The Company did not file any Reports on Form 8-K for events occurring during the quarter of the fiscal year covered by this report.

     Items 2 and 3 are omitted as the answer is negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Carpenter Technology Corporation
(Registrant)

Date: February 9, 2001	s/Terrence E. Geremski Terrence E. Geremski Sr. Vice President - Finance and Chief Financial Officer