Form 10-Q
period 2001-03-31
CARPENTER TECHNOLOGY CORP
filed 2001-05-07
CIK 17843

                                                         UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                              FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                                                                                                                                         Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of
April 30, 2001.

Common stock, $5 par value	22,058,546
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX

Page
Part I FINANCIAL INFORMATION
Consolidated Balance Sheet as of March 31, 2001 (unaudited) and June 30, 2000......................…………………………………......	3
Consolidated Statement of Income (unaudited) for the Three and Nine Months Ended March 31, 2001 and 2000…………...…............	4
Consolidated Statement of Comprehensive Income (unaudited) for the Three and Nine Months Ended March 31, 2001 and 2000.............................……………………………...............	5
Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended March 31, 2001 and 2000.......…………………............	6
Notes to Consolidated Financial Statements (unaudited)……………………....	7 - 15
Management's Discussion and Analysis of Financial Condition and Results of Operations.................……………………………….....	16 - 22
Forward-looking Statements...........................………………………………….....	23

Part II OTHER INFORMATION..............…………………………….......................	24- 26

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2001 and June 30, 2000
(in millions)
	March 31, 2001	June 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 5.9	$ 9.5
Accounts receivable, net	184.9	187.0
Inventories	270.1	270.2
Other current assets	18.4	16.3
Total current assets	479.3	483.0

Property, plant and equipment, net	770.7	789.9
Prepaid pension cost	221.1	185.2
Goodwill, net	167.5	172.3
Other assets	106.5	115.5

Total assets	$1,745.1	$1,745.9

LIABILITIES
Current liabilities:
Short-term debt	$ 209.0	$ 219.9
Accounts payable	81.3	97.3
Accrued liabilities	63.7	61.2
Deferred income taxes	8.4	5.6
Current portion of long-term debt	15.2	10.4
Total current liabilities	377.6	394.4

Long-term debt, net of current portion	337.0	352.3
Accrued postretirement benefits	156.1	152.3
Deferred income taxes	172.4	158.0
Other liabilities	35.0	35.3

Total liabilities	1,078.1	1,092.3

SHAREHOLDERS' EQUITY
Convertible preferred stock - authorized 2 million shares	25.6	26.0
Common stock - authorized 100 million shares	115.8	115.4
Capital in excess of par value - common stock	194.2	192.2
Reinvested earnings	401.0	388.0
Common stock in treasury, at cost	(38.4)	(38.4)
Deferred compensation	(12.6)	(14.1)
Accumulated other comprehensive income	(18.6)	(15.5)
Total shareholders' equity	667.0	653.6

Total liabilities and shareholders' equity	$1,745.1	$1,745.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three and nine months ended March 31, 2001 and 2000
(in millions, except per share data)
	Three Months		Nine Months
	2001	2000	2001	2000

Net sales	$311.8	$301.5	$878.2	$797.2
Costs and expenses:
Cost of sales	243.5	236.5	678.2	619.5
Selling and administrative expenses	38.4	39.4	114.7	109.2
Interest expense	9.9	8.7	31.2	23.7
Other income, net	-	(2.3)	(3.0)	(8.0)
Total costs and expenses	291.8	282.3	821.1	744.4

Income before income taxes	20.0	19.2	57.1	52.8

Income taxes	8.4	7.3	21.1	18.0

Net income	$ 11.6	$ 11.9	$ 36.0	$ 34.8

Earnings per common share:
Basic	$ .51	$ .53	$ 1.58	$ 1.54
Diluted	$ .50	$ .52	$ 1.55	$ 1.51

Dividends per common share	$ .33	$ .33	$ .99	$ .99

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
for the three and nine months ended March 31, 2001 and 2000
(in millions)
	Three Months		Nine Months
	2001	2000	2001	2000
Net income	$11.6	$11.9	$36.0	$34.8
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	-	-	0.8	-
Net losses on derivative instruments, net of tax	(0.5)	-	(2.8)	-
Unrealized loss on investment, net of tax	-	-	(0.1)	-
Foreign currency translation, net of tax	(0.7)	0.1	(1.0)	-

Comprehensive income	$10.4	$12.0	$32.9	$34.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the nine months ended March 31, 2001 and 2000
(in millions)
	2001	2000
OPERATIONS
Net income	$36.0	$34.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	41.6	38.5
Amortization of intangible assets	12.3	11.2
Deferred income taxes	17.2	11.8
Pension and postretirement costs, net	(31.1)	(28.7)
Net gain on asset disposals	(2.4)	(2.1)
Changes in working capital and other, net of acquisitions:
Receivables	2.1	(28.1)
Inventories	0.1	(23.4)
Accounts payable	(16.0)	35.9
Accrued current liabilities	(2.1)	(4.7)
Other, net	11.5	(9.1)
Net cash provided from operations	69.2	36.1

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(39.6)	(75.1)
Proceeds from disposals of plant and equipment	8.7	7.8
Acquisitions of businesses, net of cash received	-	(6.7)
Net cash used for investing activities	(30.9)	(74.0)

FINANCING ACTIVITIES
Net change in short-term debt	(10.9)	71.0
Payments on long-term debt	(10.5)	(15.4)
Proceeds from issuance of long-term debt	-	7.6
Dividends paid	(23.0)	(22.7)
Proceeds from issuance of common stock	2.5	0.3
Net cash provided from (used for) financing activities	(41.9)	40.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.6)	2.9
Cash and cash equivalents at beginning of period	9.5	5.5
Cash and cash equivalents at end of period	$ 5.9	$ 8.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The June 30, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's Fiscal Year 2000 Annual Report on Form 10-K.

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

      Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation. These reclassifications did not affect reported net income. See Note 9 to Consolidated Financial Statements regarding adoption of EITF00-10.

2.   Earnings Per Common Share
     The calculations of earnings per share for the periods ended March 31, 2001 and 2000 are as follows:

(in millions, except per share data)	Three Months		Nine Months
	2001		2001
	Basic	Diluted	Basic	Diluted
Net income	$11.6	$11.6	$36.0	$36.0
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	-	(1.3)	-
Assumed shortfall between common and preferred dividend	-	(0.1)	-	(0.5)
Earnings available for common shareholders	$11.2	$11.5	$34.7	$35.5

Weighted average number of common shares outstanding	22.1	22.1	22.0	22.0
Assumed conversion of preferred shares	-	0.8	-	0.8
Effect of shares issuable under stock option plans	-	0.1	-	0.1
Weighted average common shares	22.1	23.0	22.0	22.9

Earnings per share	$ .51	$ .50	$1.58	$1.55

	Three Months		Nine Months
	2000		2000
	Basic	Diluted	Basic	Diluted
Net income	$11.9	$11.9	$34.8	$34.8
Dividends accrued on convertible preferred stock, net of tax benefits	(0.3)	-	(1.0)	-
Assumed shortfall between common and preferred dividend	-	(0.1)	-	(0.5)
Earnings available for common shareholders	$11.6	$11.8	$33.8	$34.3

Weighted average number of common shares outstanding	22.0	22.0	22.0	22.0
Assumed conversion of preferred shares	-	0.8	-	0.8
Effect of shares issuable under stock option plans	-	-	-	-
Weighted average common shares	22.0	22.8	22.0	22.8

Earnings per share	$ .53	$ .52	$1.54	$1.51

3.   Inventories
	March 31, 2001	June 30, 2000
	(In Millions)
Finished and purchased products	$ 139.1	$ 138.1
Work in process	206.3	211.9
Raw materials and supplies	51.2	46.2
Total at current cost	396.6	396.2
Less excess of current cost over LIFO values	126.5	126.0
Total inventory	$ 270.1	$ 270.2

     The current cost of LIFO-valued inventories was $326.4 million at
March 31, 2001 and $331.9 million at June 30, 2000.

4.   Property, Plant and Equipment
	March 31, 2001	June 30, 2000
	(In Millions)
Property, plant and equipment at cost	$1,377.8	$1,341.4
Less accumulated depreciation and amortization	607.1	551.5
	$ 770.7	$ 789.9

5.   Shareholders' Equity Data
	March 31, 2001	June 30, 2000

Preferred shares issued	406.0	413.1

Common shares issued	23,166,793	23,071,635
Common shares in Treasury	(1,108,247)	(1,107,200)

Net common shares outstanding	22,058,546	21,964,435

6. Commitments and Contingencies

Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the nine months ended March 31, 2001, the liability for environmental remediation costs was increased by $.6 million, which was included in cost of sales. For the nine months ended March 2000, the liability for environmental remediation costs was reduced by $.8 million which was included in other income. The liability for environmental remediation costs remaining at March 31, 2001 was $8.1 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.1 million and $11.3 million.

     Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million and $.5 million for the nine months ended March 31, 2001 and 2000, respectively.

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

     Other

     On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books was approximately $14.5 million (prior to the receipt of $2.2 million in the third quarter from the Port Authority) and was based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. Trial on this matter commenced in April 2001 in the U.S. District Court for the District of Connecticut. While the ultimate outcome of the trial is undeterminable at this time, in the opinion of management, the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld. Accordingly, no adjustment has been made for an impairment in carrying value.

6. Commitments and Contingencies (continued)

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

7.   Business Segments (continued)

     Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data
(In Millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Net sales:
Specialty Metals	$276.1	$270.2	$771.8	$706.3
Engineered Products	36.0	32.3	107.7	93.2
Intersegment	(0.3)	(1.0)	(1.3)	(2.3)
Consolidated net sales	$311.8	$301.5	$878.2	$797.2

Income before income taxes:
Specialty Metals	$ 22.1	$ 23.1	$ 64.0	$ 55.9
Engineered Products	2.7	1.4	8.6	3.8
Pension credit	12.0	11.5	36.0	34.3
Corporate costs	(7.3)	(8.7)	(22.4)	(19.4)
Consolidated EBIT	29.5	27.3	86.2	74.6
Interest expense	(9.9)	(8.7)	(31.2)	(23.7)
Interest income	0.4	0.6	2.1	1.9
Consolidated income before income taxes	$ 20.0	$ 19.2	$ 57.1	$ 52.8

	March 31, 2001	June 30, 2000

Total assets:
Specialty Metals	$1,347.9	$1,360.8
Engineered Products	115.1	121.0
Corporate assets	282.1	264.1
Consolidated total assets	$1,745.1	$1,745.9

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

The use of interest rate swaps to fix the interest rate on certain floating rate debt to stabilize interest rates.

     All of the derivatives used by Carpenter in its risk management strategies are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. All of the described derivative instruments except for hedges of receivables have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than July 1, 2000. The hedges of intercompany receivables do not qualify for hedge accounting. All derivatives are adjusted to their fair market values at the end of each calendar quarter. Unrealized net gains and losses for cash flow hedges are recorded in other comprehensive income. At the time the anticipated transactions occur, any unrealized gains and losses on the related hedge are reclassified from other comprehensive income to the Statement of Income, thus offsetting the income effects of the anticipated transactions to which they relate. Amounts reclassified to the Statement of Income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign exchange hedges of anticipated sales). All unrealized gains or losses on hedges of intercompany receivables are recorded in income each quarter, as are changes in the value of the receivables. If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Statement of Income. Cash flow hedges at March 31, 2001 have various settlement dates, the latest of which is December 2003.

     Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the Statement of Income. The ineffectiveness for existing derivative instruments for the quarter ending March 31, 2001 was primarily related to option premiums and was immaterial. During the quarter ended March 31, 2001, unrealized net losses totaling $1.0 million after taxes were recorded in other comprehensive income and $.5 million of expense, net of taxes was reclassified from other comprehensive income to the Statement of Income. During the nine months ended March 31, 2001, unrealized net losses totaling $1.7 million after taxes were recorded in other comprehensive income, including the $.8 million cumulative effect as of July 1, 2000, and $.3 million of income was reclassified from other comprehensive income to the Statement of Income, net of income taxes. There were no reclassifications from other comprehensive income to earnings during the quarter or nine months ended March 31, 2001 that were caused by anticipated transactions which are no longer expected to occur.

     As of March 31, 2001, $2.0 million of net losses from derivative instruments was included in accumulated other comprehensive income, $1.7 million of which is expected to be reclassified to the Statement of Income within one year.

9.   Other Accounting Pronouncements

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF00-10 at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately to be included as part of sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in cost of sales. Carpenter adopted this requirement effective July 1, 2000. Reclassification of the prior year's third quarter resulted in increasing sales by $3.4 million, increasing cost of sales by $12.0 million and decreasing selling and administrative expenses by $8.6 million. Reclassification of the prior year's nine months resulted in increasing sales by $9.7 million, increasing cost of sales by $30.5 million and decreasing selling and administrative expenses by $20.8 million.

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

     On April 1, 2001, Carpenter changed its terms and conditions of sale so that revenue can be recognized when product is shipped, in accordance with its historical practice. This will have the effect of increasing fourth quarter sales and earnings beyond a normal quarter's level. The net effect of the change in terms and conditions of sales in the fourth quarter and the restatement of the first three quarters under SAB 101 on full fiscal year 2001 earnings per share is estimated to be minimal. However, the change in accounting will result in a negative cumulative adjustment as of July 1, 2001, of approximately $14 million after taxes, or $.62 per diluted share, and the restatement of the results for the first three quarters of fiscal 2001. Carpenter plans to provide disclosures to show the impacts on its quarterly results caused by the change in accounting and revision of its terms and conditions of sales.

     The Financial Accounting Standards Board has issued an exposure draft on accounting for goodwill and intangible assets. The current draft requires that goodwill and certain intangible assets no longer be amortized. Should this exposure draft be finalized in its present form, the elimination of amortization would increase Carpenter's earnings by an estimated $.30 per share on a non-cash basis annually. The effective date of this proposed standard has not yet been set.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2001 vs.
Three Months Ended March 31, 2000:

     Net income for the quarter ended March 31, 2001 was $11.6 million compared with $11.9 million in the prior year period. Diluted earnings per share were $.50 compared with $.52 a year ago.

     Net sales for the quarter rose 3 percent to $311.8 million, up from $301.5 million for the same period a year ago. The increase in sales for the quarter was due to higher shipments to the aerospace and power generation markets which impacted the Specialty Metals and Engineered Products segments. Sales for Specialty Alloys Operations (SAO) were similar to last year's quarter, with higher aerospace and power generation sales offset by lower stainless steel shipments.

     The gross margin of 21.9 percent for the third quarter was slightly higher than last year's 21.6 percent. This reflects the benefit of an improved sales mix and lower raw material costs, partially offset by the effect of lower stainless shipments, higher natural gas and electricity costs and lower production volume in the Specialty Metals segment.

     Selling and administrative expenses as a percent of sales declined to 12.3 percent from 13.1 percent last year. In absolute terms, selling and administrative expenses were down $1.0 million compared with the same quarter a year ago due to reduced staff levels and lower annual compensation expense.

     Although short-term debt was reduced during the quarter by $15 million, interest expense increased by $1.2 million, compared with the same quarter last year due to less interest expense being capitalized on construction in progress.

     Other income was $2.3 million less favorable than a year ago, primarily because of higher gains on the sales of warehouses in last year's third quarter and foreign exchange losses recognized in this year's third quarter.

     Carpenter's effective tax rate (income taxes as a percent of income before taxes) for the quarter ended March 31, 2001 was 42.1 percent. This rate was higher in this year's quarter in order to bring the year-to-date effective rate in line with a revised forecasted rate for the year of 38 percent, due to foreign income in lower taxed jurisdictions being less than anticipated.

Business Segment Results

Specialty Metals Segment

     Net sales for the quarter ended March 31, 2001 for this segment, which aggregates the Specialty Alloys Operations (SAO) and Dynamet units of Carpenter were $276.1 million, which was 2 percent higher than in the same quarter a year ago. The sales of SAO were similar to the prior year's quarter. SAO unit volume decreased by 15 percent but was offset by improved pricing and product mix. Dynamet's sales increased 21 percent compared to the same quarter last year. The aerospace and power generation market sectors were stronger than a year ago while stainless steel shipments were lower for SAO because of reduced shipments to the automotive market and the effects of higher imports of stainless bar and rod products.

     Earnings before interest and taxes (EBIT) for the Specialty Metals segment were $22.1 million which was 4 percent lower than in last year's third quarter. This decrease was due primarily to SAO's decreased unit volume, higher energy costs and lower production levels, offset by lower raw material costs and an improved sales mix.

Engineered Products Segment

     Net sales for this segment were $36 million which was 11 percent higher than the same quarter of last year. EBIT was $2.7 million which was $1.3 million higher than the third quarter of last year. The profit growth was primarily due to higher sales volume. Most units within the segment had sales improvements with the ceramic cores products for aerospace, and industrial gas turbine applications and nuclear fuel channels showing the most growth.

Pension Credits

     Pension credits, which result from the significant overfunded position of Carpenter's defined benefit pension plans, were $12.0 million in the March 2001 quarter versus $11.5 million in the same quarter a year ago. This slightly higher level of credits was due primarily to the investment returns on the pension plan assets during fiscal 2000. This favorable variance from the previous year's level of pension credits will continue for the balance of fiscal 2001. Carpenter has other retirement obligations such as post-retirement medical benefits and supplemental employee retirement plans that are not included in this pension credit. The net impact of all retirement plans on Carpenter's Statement of Income for the March 2001 quarter was $10.0 million of income before taxes compared to $9.2 million for the same quarter last year.

Results of Operations - Nine Months Ended March 31, 2001 vs.
Nine Months Ended March 31, 2000:

     Net income for the nine months ended March 31, 2001, was $36.0 million compared to $34.8 million for the same period a year ago. Diluted earnings per share were $1.55 per share compared to $1.51 per share for the year-earlier period.

     Net sales were $878.2 million compared to $797.2 million for the first nine months of last fiscal year. This was primarily the result of the Specialty Metals segment's improved product sales mix and increased raw material surcharge revenues and sales volume improvement in the Engineered Products Segment.

     The gross margin of 22.8 percent for the nine months ended March 31, 2001 was slightly higher than last year's 22.3 percent. This increase was primarily due to an improved sales mix and lower nickel costs of the Specialty Metals segment and a sales volume improvement in the Engineered Products segment. Significant natural gas and electricity cost increases and lower production levels partially offset the favorable gross margin effects.

     Selling and administrative expenses as a percentage of sales decreased to 13.1 percent compared to 13.7 percent last year. However, total selling and administrative expenses increased $5.5 million from the prior year period primarily because of costs of e-business initiatives, increased consulting and legal fees and the inclusion of costs of an acquired company.

     Other income was less favorable than a year ago by $5.0 million, primarily due to the lower market valuation of investments in life insurance policies and more favorable effects reported in the prior year for adjustments to liabilities for environmental remediation, worker's compensation and other matters related to the acquisition of Talley Industries, Inc.

     The effective tax rate was 37 percent for the nine months ended March 31, 2001, and 34 percent for the year-earlier period. The rates in both periods were lower than a normal annual rate of approximately 39 percent because of adjustments related to certain state and foreign tax issues for which tax expense had been provided in prior years.

Business Segment Results

Specialty Metals Segment

     Net sales for this segment, which aggregates the Specialty Alloys Operations (SAO) and Dynamet units of Carpenter, were $771.8 million which was 9 percent higher than those for the same period a year ago. The increase was primarily due to an increase in SAO sales, resulting from an improved product mix and improved raw material surcharge revenues offset by lower unit volume. Dynamet's sales increased by 10 percent as a result of the inclusion of an acquired company and an increase in titanium product sales volume.

     EBIT was $64.0 million compared to $55.9 million for the same period last year. This $8.1 million increase was due primarily to SAO's improved sales mix and lower nickel costs. Higher natural gas and electricity costs and lower production levels partially offset these favorable profit effects.

Engineered Products Segment

     Net sales for this segment were $107.7 million which was 16 percent higher than the same period last year. Increased demand for ceramic tubular and metal injection molded products accounted for most of the sales improvement.

     EBIT was $8.6 million compared to $3.8 million for the first nine months of last year. This profit improvement was primarily due to higher sales volume.

Pension Credits

     Pension credits were $36.0 million for the nine months ending March 31, 2001 compared to $34.3 million for the same period a year ago. The improved level of credits was due primarily to the significant investment returns on the pension plan assets during fiscal 2000. This favorable variance from the previous year's level will continue for the balance of fiscal 2001 because the amount of the credit is based upon an actuarial valuation at the beginning of each fiscal year and changed annually. The net impact of all retirement plans on Carpenter's Statement of Income for the nine months ended March 31, 2001 was $30.2 million of income before taxes compared to $27.6 million for the same period last year. Amounts shown in the Consolidated Statement of Cash Flows for pension and postretirement benefits are net of cash payments of approximately $1 million made to the plans.

Cash Flow and Financial Condition:

     Carpenter has maintained the ability to provide adequate cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     During the nine months ended March 31, 2001, Carpenter's free cash flow (cash flow after capital expenditures and disposals and dividends) was $15 million. Cash from operations was $69.2 million for the current nine month period as compared to $36.1 million a year ago.

     Investing activities for plant, equipment and software consumed $39.6 million in cash during the first nine months of fiscal 2001 and $75.1 million for the same year ago period. This decrease in capital expenditures reflects the completion of a five-year capital investment program. Total capital expenditures for all of fiscal 2001 are anticipated to be about $50 million. In addition, $8.7 million in proceeds was received primarily due to the sale of non-operating assets.

     Total debt decreased $21.4 million since June 30, 2000 to a level of $561.2 million or 39.8 percent of total capital employed, including deferred taxes, compared to 41.6 percent at June 30, 2000.

     Financing of $275 million is available under revolving credit agreements with four banks. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $275 million. As of March 31, 2001, $66.0 million was available under the credit facility and commercial paper program.

     At March 31, 2001, current assets exceeded current liabilities by $101.7 million (a ratio of 1.3 to 1). The current ratio is conservatively stated because certain inventories are valued $126.5 million less than the current cost as a result of using the LIFO method.

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

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF00-10 at the end of July 2000 regarding the classification of freight and handling costs billed to customers. EITF00-10 requires freight and handling costs billed separately to be included as part of sales on the Statement of Income. In addition, the preferred classification of freight and handling costs expensed on the Statement of Income is to include them in cost of sales. Carpenter adopted this requirement effective July 1, 2000. Reclassification of the prior year's third quarter resulted in increasing sales by $3.4 million, increasing cost of sales by $12.0 million and decreasing selling and administrative expenses by $8.6 million. Reclassification of the prior year's nine months resulted in increasing sales by $9.7 million, increasing cost of sales by $30.5 million and decreasing selling and administrative expenses by $20.8 million.

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

     On April 1, 2001, Carpenter changed its terms and conditions of sale so that revenue can be recognized when product is shipped, in accordance with its historical practice. This will have the effect of increasing fourth quarter sales and earnings beyond a normal quarter's level. The net effect of the change in terms and conditions of sales in the fourth quarter and the restatement of the first three quarters under SAB 101 on full fiscal year 2001 earnings per share is estimated to be minimal. However, the change in accounting will result in a negative cumulative adjustment as of July 1, 2001, of approximately $14 million after taxes, and the restatement of the results for the first three quarters of fiscal 2001. Carpenter plans to provide disclosures to show the impacts on its quarterly results caused by the change in accounting and revision of its terms and conditions of sales.

Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For the nine months ended March 31, 2001, the liability for environmental remediation costs was increased by $.6 million, which was included in cost of sales. For the nine months ended March 31, 2000, the liability for environmental remediation costs was reduced by $.8 million, which was included in other income. The liability for environmental remediation costs remaining at March 31, 2001 was $8.1 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $8.1 million and $11.3 million.

     Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million and $.5 million for the nine months ended March 31, 2001 and 2000, respectively.

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

Future Outlook

     SAO's sales backlogs for aerospace and power generation products continue at historically high levels, and manufacturing facilities for these products are operating at near full capacity. At the same time, the demand for stainless bar and rod for the automotive and fastener markets has declined sharply due to the U. S. economic slowdown and the effect of increased imports. In addition, continuing high energy costs and the effect of lower operating levels to reduce inventories will continue to negatively impact margins. Carpenter now anticipates that earnings per share for the fourth fiscal quarter will be in the range of $.55 to $.60 per diluted share and for the full fiscal year ending June 30, 2001, will be in the range of $2.10 to $2.15 per diluted share.

     Carpenter anticipates a positive free cash flow in excess of $50 million for fiscal year 2001, which will be used to reduce debt.

Fiscal 2002 Pension Credit

     Under present accounting rules, Carpenter's after-tax pension credit of $1.25 per diluted share for fiscal year 2001 and after-tax post-retirement medical cost of $.14 per diluted share for fiscal year 2001 are largely non-cash effects for the fiscal year, which are based on valuations of the preceding year. These must be re-calculated for fiscal year 2002, based on pension trust asset values and other actuarial assumptions as of June 30, 2001.

     Given the decline in the equity markets from June 30, 2000, to March 31, 2001, it is likely this pension income will decline and the post-retirement medical cost will increase for fiscal year 2002. To illustrate the impact that the current market volatility could have on Carpenter's earnings in the next fiscal year, pro-forma estimates of a range of impact using interim market values have been made.

     For example, if the calculation of these non-cash items was made using asset values at December 31, 2000, and March 31, 2001, and no other actuarial changes were made, the earnings effect of the pension income would decline to $.67 and $.37 per share, respectively, and the postretirement medical cost would increase to $.25 and $.31 per share, respectively. The actual calculation and related earnings impact of these non-cash items for fiscal 2002 cannot be made until the assets are valued at June 30, 2001, and all actuarial assumptions are reevaluated.

Goodwill Accounting

     The Financial Accounting Standards Board has issued an exposure draft on accounting for goodwill and intangible assets. The current draft requires that goodwill and certain intangible assets no longer be amortized. Should this exposure draft be finalized in its present form, the elimination of amortization would increase Carpenter's earnings by an estimated $.30 per share on a non-cash basis annually. The effective date of this proposed standard has not yet been set.

Forward-looking Statements

     This Form 10-Q contains various "Forward-looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectation or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. These risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, (including, but not limited to, aerospace, automotive and consumer durables), all of which are subject to changes in general economic and financial market conditions, such as the decline in demand for stainless steel for the automotive and fastener markets due to the general economic slowdown in the U.S.; 2) Carpenter's lower operating levels in order to reduce inventories and the continuing high levels of imports of stainless steel products and the excess inventories of these products in the distributor supply chain; 3) the ability of Carpenter to recoup increased costs of electricity, fuel, such as natural gas, and raw material through increased prices and surcharges; 4) worldwide excess capacity for certain alloys which Carpenter produces and fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on Carpenter products; 5) stock market fluctuations which could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension benefits; 6) the criticality of certain raw materials acquired from foreign sources, some of which are located in countries that may be subject to unstable political and economic conditions, potentially affecting the prices of these materials; 7) the level of export sales impacted by political and economic instability, particularly in Asia, Eastern Europe and Latin America, resulting in lower global demand for stainless steel products; 8) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain and retain favorable rulings in dumping and countervailing duty claims against foreign producers; 9) the level of sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and accounts receivable collection; 10) the effects on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; and 11) the outcome of the litigation between the City of Bridgeport, Connecticut and the Bridgeport Port Authority and Carpenter concerning the value of the Corporation's former steel plant site in Bridgeport and responsibility for site remediation costs caused by the Port Authority's development efforts; if the cash received in either a settlement or final judgment is considerably less than the carrying value, a non-cash charge to earnings would be made. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On August 6, 1999, the Bridgeport, Connecticut Port Authority filed a Certificate of Taking, acquiring fee simple ownership of Carpenter's former plant site in that city. The proposed compensation for the site is $2.5 million and the Port Authority has stated its intention to seek reimbursement of any additional site remediation costs. The carrying value for the site on Carpenter's books was approximately $14.5 million (prior to the receipt of $2.2 million in the third quarter from the Port Authority) and was based upon a recent appraisal and arms-length negotiated selling prices with interested parties. Carpenter has begun legal proceedings in court to obtain a fair value for the property and a declaratory judgment absolving Carpenter from any remediation costs caused by the Port Authority's development efforts. Trial on this matter commenced in April 2001 in the U.S. District Court for the District of Connecticut. While the ultimate outcome of the trial is undeterminable at this time, in the opinion of management, the Port Authority's proposed compensation and remediation reimbursement are unreasonable and will not be upheld. Accordingly, no adjustment has been made for an impairment in carrying value.

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

Item 5. Other Information

     Effective March 1, 2001, Edward B. Bruno, then Vice President and Corporate Controller, was elected to the Corporate Officer position of Vice President - Financial Analysis and Richard D. Chamberlain,
then Controller, Specialty Alloys Operations, was elected to the Corporate Officer position of Vice President and Corporate Controller.  Mr. Bruno has announced that he will be retiring June 30, 2001.  Jaime Vasquez, who had been Vice President and Treasurer of Pillowtex Corporation, was elected to the Corporate Officer position of Vice President and Treasurer, effective March 12, 2001.  Mr. Vasquez replaced Robert J. Dickson, who resigned in January 2001.

     On March 22, 2001, the Board of Directors increased the number of Directors to 14 members and elected Stephen M. Ward, Jr., as a Director, effective immediately, to serve in Class III and to stand for election with his respective Class at the 2001 Annual Meeting of Stockholders. Mr. Ward, who is qualified for audit committee service under the New York Stock Exchange listing requirements, was appointed to the Audit and Corporate Governance Committees of the Board.

Item 6. Exhibits and Reports on Form 8-K.

  The following documents are filed as Exhibits:

  10. Material Contracts

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
Carpenter Technology Corporation
(Registrant)

Date: May 7, 2001	s/Terrence E. Geremski Terrence E. Geremski Senior Vice President - Finance and Chief Financial Officer