Form 10-K405
period 2001-06-30
CARPENTER TECHNOLOGY CORP
filed 2001-09-24
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2001

Commission file number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 1047 N. Park Road, Wyomissing, Pennsylvania (Address of principal executive offices)	23-0458500 (I.R.S. Employer Identification No.) 19610-1339 (Zip Code)

610-208-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common stock, par value $5 per share	(Name of each exchange on which registered) New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.          Yes    ☒         No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

        As of August 31, 2001, 22,175,372 shares of Common Stock of Carpenter Technology Corporation were outstanding, and the aggregate market value of such Common Stock held by non-affiliates (based upon its closing transaction price on the Composite Tape on such date) was $566,496,200.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference certain information from the 2001 definitive Proxy Statement, dated September 24, 2001.

        The Exhibit Index appears on pages E-1 to E-3.

PART I

Item 1.    Business

(a) General Development of Business:

        Carpenter Technology Corporation (hereinafter called “the Company” or “Carpenter”), incorporated in 1904, is engaged in the manufacture, fabrication, and distribution of specialty metals and certain engineered products. There were no significant changes in the form of organization or mode of conducting business of Carpenter during the year ended June 30, 2001.

(b) Financial Information About Segments:

        Carpenter is organized on a product basis and managed in three segments: Specialty Alloys, Titanium Alloys and Engineered Products. The Specialty Alloys and Titanium segments have been aggregated into one reportable segment (Specialty Metals) because of the similarities in products, processes, customers, distribution methods and economic characteristics. See note 19 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional segment reporting information.

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

        Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod and strip forms. Sales are distributed both directly from producing plants and from Carpenter’s distribution network.

        Engineered Products includes structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials.

The major classes of products are:

Stainless steels—

A broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

Special alloys—

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

Ceramics and other materials—

Certain engineered products, including ceramic cores for casting ranging from small simple configurations to large complex shapes and structural ceramic components. Also, metal injected molded designs in a variety of materials, ultra-hard parts, and precision welded tubular products, as well as drawn solid tubular shapes.

Titanium products—

A corrosion resistant, highly specialized metal with a combination of high strength and low density. Most common uses are in aircraft, medical devices, sporting equipment and chemical and petroleum processing.

Tool and other steel—

Tool and die steels which are extremely hard alloys used for tooling and other wear-resisting components in metalworking operations such as stamping, extrusion and machining. Other steels include carbon steels purchased for distribution and other miscellaneous products.

(2) Classes of Products:

        The approximate percentage of Carpenter’s consolidated net sales contributed by the major classes of products for the last three fiscal years are as follows:

	2001		2000		1999
	($ in millions)
Stainless steels	$ 502.0	42%	$ 532.4	48%	$ 485.8	46%
Special alloys	410.4	35%	310.6	28%	298.5	29%
Ceramics and other materials	115.0	9%	99.8	9%	87.2	8%
Titanium products	81.2	7%	88.7	8%	103.9	10%
Tool and other steels	77.5	7%	77.6	7%	73.9	7%

Net sales before accounting change	1,186.1	100%	1,109.1	100%	1,049.3	100%
Effect of accounting change	138.0		—		—

Total net sales	$1,324.1		$1,109.1		$1,049.3

        During the fourth quarter of fiscal 2001, Carpenter adopted the Securities and Exchange Commission’s Staff Accounting Bulletin, Revenue Recognition in Financial Statements (SAB 101) regarding revenue recognition in financial statements, effective July 1, 2000. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000. The bulletin, when applied to language contained in Carpenter’s terms of sale, required Carpenter to defer revenue until cash was collected, and not recongize revenue upon shipment of goods, even though risk of loss passed to the buyer at the time of the shipment.

        Adoption of SAB 101 had the effect of deferring into fiscal 2001 certain sales previously recognized in fiscal 2000, and recognize a cumulative effect adjustment as of July 1, 2000 to reverse the net income that had been recognized on these sales in fiscal 2000. At the beginning of its fourth quarter of 2001, Carpenter modified its terms of sale, which resulted in revenue being recorded at the time of shipment rather than when cash was received.

        As a result of adopting SAB 101 in fiscal 2001, all revenues reported by quarter through March 31, 2001 were deferred until cash was received. Results for the quarter ended June 30, 2001 included revenues from sales made in the quarter as well as collections on prior sales.

        The restatement affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for fiscal 2001. See note 1 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

        Net sales prior to fiscal 2001 have been restated due to the adoption, effective July 1, 2000, of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers. See note 1 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(3) Raw Materials:

        Carpenter’s Specialty Metals segment depends on continued delivery of critical raw materials for its day-to-day operations. These raw materials are nickel, ferrochrome, cobalt, molybdenum, titanium, manganese and scrap. Some of these raw materials sources are located in countries subject to potential interruptions of supply. These potential interruptions could cause material shortages and affect the availability and price.

        Carpenter is in a strong raw material position because of its long-term relationships with major suppliers. These suppliers provide availability of material and competitive prices for these key raw materials to help Carpenter maintain the appropriate levels of raw materials.

(4) Patents and Licenses:

        Carpenter owns a number of United States and foreign patents and has granted licenses under some of them. Certain of the products produced by Carpenter are covered by patents of other companies from whom licenses have been obtained. Carpenter does not consider its business to be materially dependent upon any patent or patent rights.

(5) Seasonality of Business:

        Carpenter’s sales and earnings results are normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest—principally because of annual plant vacation and maintenance shutdowns in this period by Carpenter as well as by many of its customers. The timing of major changes in the general economy can alter this pattern, but over the longer time frame, the historical patterns generally prevail.

        The chart below shows the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	Including SAB 101 (1) 2001	Excluding SAB 101 (1) 2001	2000	1999
September 30	22%	24%	22%	24%
December 31	22%	24%	23%	24%
March 31	23%	26%	27%	26%
June 30	33%	26%	28%	26%

	100%	100%	100%	100%

(1)	Refer to previous discussion of SAB 101 included in Item 1(c)(2) Classes of Products.

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

(7) Backlog:

        As of June 30, 2001 Carpenter had a backlog of orders, believed to be firm, of approximately $305 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of June 30, 2000 was approximately $275 million.

(8) Competition:

        Carpenter’s business is highly competitive. It supplies materials to a wide variety of end-use market sectors, none of which consumes more than about 30 percent of Carpenter’s output, and competes with various companies depending on end-use sector, product or geography.

        There are approximately 10 domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more product sectors. There are several dozen smaller producing companies and converting companies in the United States who are competitors. Carpenter also competes directly with several hundred independent distributors of products similar to those distributed by Carpenter’s distribution system. Additionally, numerous foreign producers export into the United States various specialty metal products similar to those produced by Carpenter. Furthermore, a number of different products may, in certain instances, be substituted for Carpenter’s finished product.

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

        As a result of a sunset review determination made by the International Trade Commission (ITC) in July 2000, the antidumping orders on stainless rod were extended to July 2005. The antidumping orders on stainless bar were extended to January 2006 by a sunset determination made in January 2001.

        Additional antidumping orders are in place with regard to imports of stainless rod from Italy, Japan, Korea, Spain, Sweden and Taiwan at rates ranging up to 34% of their value. Countervailing duty orders are also in place against stainless rod imports from Italy. These orders were established in 1998 and will continue in effect until September 2003, at which time they will be subject to a sunset review. A new antidumping action was filed in December 2000 against imports of stainless bar from France, Germany, Italy, Korea, Taiwan and the United Kingdom. A final decision on this case is expected by early calendar 2002.

        In a related matter, President George W. Bush announced in June 2001 the implementation of a three-part multilateral initiative on steel. The first part consisted of the initiation with the ITC of a Section 201 trade action against imports of selected steel products, including several specialty steel products. This action could lead to the imposition of import quotas or additional tariffs. The other two parts include the initiation of multilateral negotiations to reduce excess world steel capacity and to eliminate government subsidies and other trade distortive practices.

(9) Research, Product and Process Development:

        Carpenter’s expenditures for company-sponsored research and development were approximately $14.7 million, $14.4 million and $15.4 million in fiscal 2001, 2000 and 1999, respectively.

(10) Environmental Regulations:

        Carpenter is subject to various stringent federal, state, and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation. Recoveries of expenditures are recognized as a receivable when they are estimable and probable. For further information on environmental remediation, see the Contingencies section included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

        The costs of maintaining and operating environmental control equipment were about $10.6 million and $5.3 million for fiscal 2001 and 2000, respectively. The capital expenditures for environmental control equipment were about $1.3 million and $2.6 million for fiscal 2001 and 2000, respectively. Carpenter anticipates spending approximately $4.5 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $1.2 million in both fiscal 2002 and 2003. Due to the possibility of unanticipated factual or regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11) Employees:

        As of August 31, 2001, Carpenter and its affiliates had approximately 5,900 employees.

(d) Financial information about foreign and domestic operations and export sales:

        Sales outside of the United States, including export sales, were $243.8 million, $209.7 million and $187.6 million in fiscal 2001, 2000 and 1999, respectively.

        Reference note 19 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

Item 2.    Properties

        The primary locations of Carpenter’s specialty metals manufacturing and fabrication plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Orwigsburg, Pennsylvania; Clearwater, Florida; and Crawley, England. The Reading, Hartsville, Washington, Orangeburg, Orwigsburg and Crawley plants are owned in fee. The Clearwater plant is owned, but the land is leased.

        The primary locations of Carpenter’s engineered products manufacturing operations are: Wood-Ridge, New Jersey; Carlstadt, New Jersey; Corby, England; Wilkes-Barre, Pennsylvania; Auburn, California; El Cajon, California and Palmer, Massachusetts. The Corby plant is owned, while the rest of the locations are leased.

        The Reading plant has an annual practical melting capacity of approximately 231,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations. During the years ended June 30, 2001 and 2000, the plant operated at approximately 76 percent and 91 percent, respectively, of its melting capacity.

        The Talley Metals plant in Hartsville, South Carolina has an annual hot rolling capacity of approximately 78,500 tons. The annual tons shipped will be less than the tons hot rolled due to processing losses and finishing operations. During the year ended June 30, 2001 and 2000, the plant operated at approximately 56% and 73%, respectively, of its hot rolling capacity.

        Carpenter also operates regional customer service and distribution centers, most of which are leased, at various locations in several states and foreign countries.

        The plants, customer service centers, and distribution centers of Carpenter have been acquired or leased at various times over several years. There is an active maintenance program to keep facilities in good condition. In addition, Carpenter has had an active capital spending program to replace equipment as needed to keep it technologically competitive on a world-wide-basis. Carpenter believes its facilities are in good condition and suitable for its business needs.

Item 3.    Legal Proceedings

        On May 18, 2001, Carpenter reached a settlement agreement with the City of Bridgeport, Connecticut and the Bridgeport Port Authority in connection with the disposal of Carpenter’s former steel mill property in Bridgeport. The City of Bridgeport had proposed compensation of $2.5 million and had sought reimbursement of any additional site remediation costs. Under the settlement agreement, Carpenter received $9.25 million and retained responsibility for an existing oil deposit on the property, except to the extent the oil deposit is disturbed by the City of Bridgeport or the Bridgeport Port Authority or a third party acting on their behalf to develop the site. As a result of the settlement agreement, Carpenter incurred a one-time, non-cash charge of $7.5 million before taxes ($0.20 per diluted share) in the fourth quarter ended June 30, 2001. The charge included litigation and other associated costs and reflected the difference between the book value ($14.5 million) of the site and the settlement amount.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        Listed below are the names of corporate executive officers as of fiscal year end, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Terrence E. Geremski, who joined Carpenter January 29, 2001.

        Dennis M. Draeger, previously Carpenter’s President and Chief Operating Officer, succeeded Robert W. Cardy as Chairman and Chief Executive Officer on July 1, 2001 and became Chairman, President and Chief Executive Officer. Mr. Cardy retired June 30, 2001 after 39 years of service. The transition was pursuant to Carpenter’s previously announced chief executive officer succession plan.

        Mr. Geremski was elected Senior Vice President—Finance and Chief Financial Officer effective January 29, 2001. Mr. Geremski previously served as Executive Vice President and Chief Financial Officer and as a director of Guilford Mills, Inc., Greensboro, NC. He joined Guilford Mills in 1992 as Vice President—Finance and CFO. His experience also includes Dayton Walther Corp., Dayton, Ohio; Varity Corp. (formerly Massey-Ferguson), Toronto, Ontario and Buffalo, NY; and Morris Bean & Co.; Yellow Springs, Ohio. He began his career with Price Waterhouse in Chicago.

        Mr. Shor, who was elected Senior Vice President—Specialty Alloys Operations, effective January 31, 2000, was Vice President—Manufacturing Operations from March 3, 1997 through January 30, 2000; General Manager—Global Marketing and Product Services from July 13, 1995 through March 2, 1997; and General Manager—Marketing from October 1, 1994 through July 12, 1995.

        Mr. Torcolini, who was elected Senior Vice President—Engineered Products Operations, effective January 31, 2000, had been President of Dynamet, Incorporated, a subsidiary of Carpenter Technology Corporation since February 28, 1997 and was Vice President—Manufacturing Operations of Carpenter from January 29, 1993 through February 27, 1997.

Name	Age	Positions	Assumed Present Position
Dennis M. Draeger	60	Chairman, President and Chief Executive Officer Director	July 2001

Terrence E. Geremski	54	Senior Vice President—Finance & Chief Financial Officer	January 2001

Robert W. Lodge	58	Vice President—Human Resources	September 1991

Michael L. Shor	42	Senior Vice President— Specialty Alloys Operations	January 2000

Robert J. Torcolini	50	Senior Vice President— Engineered Products Operations	January 2000

John R. Welty	52	Vice President, General Counsel & Secretary	January 1993

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

        Common stock of Carpenter is listed on the New York Stock Exchange. The ticker symbol is CRS. The high and low market prices of Carpenter’s stock for the past two fiscal years are indicated below:

	2001		2000
Quarter Ended:	High	Low	High	Low
September 30	$33.25	$21.00	$29.38	$22.19
December 31	$38.25	$26.25	$27.81	$22.56
March 31	$34.81	$25.80	$28.94	$20.25
June 30	$31.80	$25.35	$21.88	$18.75

Annual	$38.25	$21.00	$29.38	$18.75

        The range of Carpenter’s common stock price from July 1, 2001 to September 10, 2001 was $26.36 to $29.92. The closing price of the common stock was $27.06 on September 10, 2001.

        Carpenter has paid quarterly cash dividends on its common stock for 95 consecutive years. The quarterly dividend rate was $.33 per share for the past three fiscal years.

        Carpenter had 5,418 common stockholders of record as of August 31, 2001. The balance of the information required by this item is disclosed in note 10 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

Item 6.    Selected Financial Data

Five-Year Financial Summary
Dollar amounts in millions, except per share data
(years ended June 30)

	2001 (a)	2000		1999 (b)		1998		1997
Summary of Operations
Net sales	$1,324.1	$1,109.1	(c)	$1,049.3	(c)	$1,189.7	(c)	$ 950.7	(c)

Net sales—pro-forma under SAB 101 (d)	$1,324.1	$1,085.4		$1,075.6		$1,183.9		$ 939.1

Income before cumulative effect of accounting change, net of tax	$ 35.2	$ 53.3		$ 37.1		$ 84.0		$ 60.0
Cumulative effect of accounting change, net of $9.4 million tax	(14.1)	—		—		—		—

Net Income	$ 21.1	$ 53.3		$ 37.1		$ 84.0		$ 60.0

Net income—pro-forma under SAB 101 (d)	$ 35.2	$ 48.3		$ 41.8		$ 85.3		$ 59.5

Financial Position at Year-End
Total assets	$1,691.5	$1,745.9		$1,607.8		$1,698.9		$1,223.0

Long-term debt, net of current portion	$ 326.9	$ 352.3		$ 355.0		$ 370.7		$ 244.7

Per Share Data
Earnings:
Basic
Income before cumulative effect of accounting change	$ 1.52	$ 2.35		$ 1.61		$ 4.01		$ 3.32
Cumulative effect of accounting change	(0.64)	—		—		—		—

Net income	$ 0.88	$ 2.35		$ 1.61		$ 4.01		$ 3.32

Net income—pro-forma under SAB 101 (d)	$ 1.52	$ 2.12		$ 1.82		$ 4.07		$ 3.30

Diluted
Income before cumulative effect of accounting change	$ 1.50	$ 2.31		$ 1.58		$ 3.84		$ 3.16
Cumulative effect of accounting change	(0.62)	—		—		—		—

Net income	$ 0.88	$ 2.31		$ 1.58		$ 3.84		$ 3.16

Net income—pro-forma under SAB 101 (d)	$ 1.50	$ 2.09		$ 1.78		$ 3.90		$ 3.14

Cash dividends—common	$ 1.32	$ 1.32		$ 1.32		$ 1.32		$ 1.32

(a)
Fiscal 2001 reflects the adoption of SAB 101 (Revenue Recognition in Financial Statements) effective July 1, 2000. See note 1 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”. In addition, fiscal 2001 includes a special charge of $37.6 million ($24.4 million after-tax or $1.07 per diluted share) related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site. See note 3 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(b)
Fiscal 1999 includes a special charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried workforce reduction and a reconfiguration of the U.S. distribution network. See note 3 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(c)
Net sales prior to fiscal 2001 have been restated due to the adoption, effective July 1, 2000, of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers. See note 1 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(d)	Represents the retroactive effect of applying SAB 101.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion of Operations

        Net sales and earnings trends for the past three fiscal years are summarized below:

	2001	2000	1999
	(in millions, except per share data)
Net sales	$1,324.1	$1,109.1	$1,049.3
Net income	21.1	53.3	37.1
Diluted earnings per share	.88	2.31	1.58

        During the fourth quarter of fiscal 2001, Carpenter adopted the Securities and Exchange Commission’s Staff Accounting Bulletin, Revenue Recognition in Financial Statements (SAB 101) regarding revenue recognition in financial statements, effective July 1, 2000. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000. The bulletin, when applied to language contained in the company’s terms of sale, required the company to defer revenue until cash was collected, and not recognize revenue upon shipment of goods, even though risk of loss passed to the buyer at the time of the shipment.

        Adoption of SAB 101 had the effect of deferring into fiscal 2001 certain sales previously recognized in fiscal 2000, and recognize a cumulative effect adjustment as of July 1, 2000 to reverse the net income that had been recognized on these sales in fiscal 2000. At the beginning of its fourth quarter of 2001, Carpenter modified its terms of sale, which resulted in revenue being recorded at the time of shipment rather than when cash was received.

        As a result of adopting SAB 101 in fiscal 2001, all revenues reported by quarter through March 31, 2001 were deferred until cash was received. Results for the quarter ended June 30, 2001 included revenues from sales made in the quarter as well as collections on prior sales.

        The restatement affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for fiscal 2001. See note 1 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

        Net sales prior to fiscal 2001 have been restated due to the adoption, effective July 1, 2000, of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers. See note 1 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

        Carpenter incurred special charges of $37.6 million before taxes ($24.4 million after-tax or $1.07 per diluted share) during the fourth quarter of fiscal 2001. The special charges related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site. Included in fiscal 1999 is a special charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried workforce reduction and a reconfiguration of the U.S. Distribution network. See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for more details of these special charges.

        The chart below shows net sales by major material group for the past three fiscal years:

	2001		2000		1999
	($ in millions)
Stainless steels	$ 502.0	42%	$ 532.4	48%	$ 485.8	46%
Special alloys	410.4	35%	310.6	28%	298.5	29%
Ceramics and other materials	115.0	9%	99.8	9%	87.2	8%
Titanium products	81.2	7%	88.7	8%	103.9	10%
Tool and other steels	77.5	7%	77.6	7%	73.9	7%

Net sales before accounting change	1,186.1	100%	1,109.1	100%	1,049.3	100%
Effect of accounting change	138.0		—		—

Total net sales	$1,324.1		$1,109.1		$1,049.3

	Year Ended June 30, 2001
	Including SAB 101	Adjustment	Excluding SAB 101	Year Ended June 30, 2000	Year Ended June 30, 1999
	($ in millions)
Net income, before special changes and cumulative effect of accounting change	$ 59.6	$ (14.1)	$ 45.5	$ 53.3	$ 45.6
Cumulative effect of accounting change, net of tax	(14.1)	14.1	—	—	—

Net income before special charges	45.5	—	45.5	53.3	45.6
Special charges, net of tax	(24.4)	—	(24.4)	—	(8.5)

Net income	$ 21.1	$ 0	$ 21.1	$ 53.3	$ 37.1

Earnings per diluted share, before special charges	$ 1.95	—	$ 1.95	$ 2.31	$ 1.95
Special charges, net of tax	(1.07)	—	(1.07)	—	(.37)

Earnings per diluted share	$ .88	$ 0	$ .88	$ 2.31	$ 1.58

Results of Operations—Fiscal 2001 (excluding effects of SAB 101) Compared to Fiscal 2000

Overview

        During fiscal 2001 Carpenter experienced two distinct operating environments. In the first half of the fiscal year, sales and pre-tax earnings increased from the comparable prior period. The U.S manufacturing sector, including automotive manufacturers, was continuing to operate at healthy utilization rates. Carpenter’s second half performance reflected the sluggish U. S. manufacturing environment that developed. Sales growth in the second half slowed, while pre-tax earnings, before the special charges recorded in the fourth quarter, decreased compared to the same time period a year ago. Carpenter’s changing business mix and cost reduction efforts resulted in reducing total debt and generated a significant amount of free cash flow.

Net Sales

        Net sales were $1,186.1 million in fiscal 2001, a 7 percent increase from those of fiscal 2000. This increase was primarily due to strong demand for our high-temperature alloys, electronic and magnetic alloys made into narrow-width strip and titanium alloys. The economic slowdown and low-priced imported material had a negative impact on stainless steel shipments.

        Unit selling prices increased by approximately 2 percent, equivalent to $26.3 million in sales, including raw material surcharges.

        Sales outside of the United States improved by 14 percent to $240.1 million as compared to fiscal 2000. Most of the sales increase came from Europe. Details of sales by geographical region for the past three fiscal years are presented in note 19 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

Gross Margin

        The gross margin for fiscal 2001 and 2000 was 22 percent. An improved sales mix and lower nickel costs in the Specialty Metals segment were the key positives. Significant natural gas and electricity cost increases and lower production levels offset these favorable effects.

Selling and Administrative Expenses

        Selling and administrative expenses increased by $6.0 million from the fiscal 2000 level, primarily because of costs of e-business initiatives, increased consulting fees and the inclusion of costs of an acquired company.

Interest Expense

        Interest expense increased $6.9 million in fiscal 2001 compared to fiscal 2000 due to higher short-term debt levels and lower capitalized interest resulting from reduced capital spending.

Other Income, Net

        Other income, net, decreased $11.0 million in fiscal 2001 from that in fiscal 2000. The reduction was due primarily to more favorable effects reported in the prior fiscal year for non-recurring gains related to sales of warehouses ($5.6 million) and adjustments to liabilities for environmental remediation, insurance claims and other matters related to the acquisition of Talley Industries, Inc. ($3.3 million) and in fiscal 2001 the lower market valuation of investments in life insurance policies ($1.6 million).

Income Taxes

        The effective tax rate for fiscal 2001 was 39.7 percent and 33.3 percent in fiscal 2000. The unfavorable impact in fiscal 2001 was due primarily to the special charge taken on the writedown of the operations that are being held for sale. This writedown included non-tax deductible goodwill, which negatively affects the tax rate. The favorable impact in fiscal 2000 was due to the resolution of foreign and state tax issues related to prior years. See note 15 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rates to the effective tax rates.

Business Segment Results

Specialty Metals Segment

        This segment aggregates the Specialty Alloys (SAO) and Titanium Alloys (Dynamet) segments.

        (Segment data for fiscal 2000 have been restated due to the adoption of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers—see notes 1 and 19 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.)

        Net sales for this segment were $1,040.5 million or 6 percent higher in fiscal 2001 than those of fiscal 2000. The increase was primarily due to an increase in Specialty Alloys sales, resulting from an improved product mix offset by lower unit volume. Dynamet’s sales increased 9 percent in fiscal 2001 from fiscal 2000 due primarily to an increase in titanium product sales volume.

        EBIT for fiscal 2001, was 16 percent lower than that of fiscal 2000 due primarily to the special charges of $9.6 million. Higher natural gas and electricity costs and lower production levels as a result of weak demand for the stainless products were contributing factors. SAO’s improved sales mix and lower nickel costs partially offset these unfavorable effects.

Engineered Products Segment

	2001		2000	Increase (Decrease)
	(in millions)
Net sales including SAB 101	$157.0		$131.6	$ 25.4
SAB 101 adjustment	(9.8)		—	(9.8)

Net sales excluding SAB 101	$147.2		$131.6	$ 15.6

Income (loss) before interest expense and income taxes (EBIT) including SAB 101	$ (3.8	) *	$ 7.1	$ (10.9)
SAB 101 adjustment	(2.9)		—	(2.9)

EBIT excluding SAB 101	$ (6.7	)*	$ 7.1	$(13.8)

*	Includes special charge of $19.3 million (see notes 3 and 19 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”).

        Net sales were $147.2 million or 12 percent higher in fiscal 2001 than those of fiscal 2000. Increased demand for ceramic, tubular and metal injection molded products accounted for most of the sales improvement. EBIT for fiscal 2001, excluding the $19.3 million of the special charges, was 77 percent higher than that of fiscal 2000 due primarily to higher sales volumes.

Pension Credits

        Pension credits were $47.9 million for fiscal 2001 compared to $45.7 million for fiscal 2000. The increase in these credits was primarily due to the positive investment returns on pension plan assets during fiscal 2000 that resulted in an excess of plan assets over liabilities of $469.1 million at June 30, 2000.

Results of Operations—Fiscal 2000 Compared to Fiscal 1999

Net Sales

        Net sales were $1,109.1 million in fiscal 2000, a 6 percent increase from those of fiscal 1999. Improved unit volume raised net sales by approximately $99 million. Demand was higher for most of Carpenter’s products except for those used in aerospace applications, a market where customer inventory corrections took place for most of fiscal 1999 until recovery began in the fourth quarter.

        Unit selling prices decreased by an average of 3 percent, equivalent to $34.6 million in sales, even though raw material surcharges were implemented to recover cost increases. Increased imports, weaker demand for titanium products and a decline in the value of the Euro were the key factors in the price erosion.

        Sales outside of the U.S. improved by 12 percent to $209.7 million as compared to fiscal 1999. Most of the sales increase came from Mexico, Canada and the Asia-Pacific region. In Europe, which accounted for approximately one-half of all sales outside the U. S., sales were about the same as fiscal 1999 because of the increased competition caused by the weaker Euro. Details of sales by geographical region for the past three fiscal years are presented in note 19 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

Gross Margin

        The gross margin of 22 percent for fiscal 2000 was slightly lower than the 23 percent gross margin for fiscal 1999. Higher sales and production levels, manufacturing cost reductions and higher pension credits were the key positives in fiscal 2000. Higher costs for nickel, increased freight and start-up costs related to the consolidation of the distribution system offset much of these favorable effects. Carpenter’s raw material surcharge recovers cost increases approximately 60 days after they are incurred but cost increases affect cost of sales in the month they occur because of Carpenter’s use of the LIFO method of accounting for inventories.

Selling and Administrative Expenses

        Selling and administrative expenses increased by $4.3 million in fiscal 2000 from the fiscal 1999 level. Increased depreciation costs and development costs for Carpenter’s e-business activities were the primary cost drivers. Increased pension credits and salaried staff reductions partially offset these cost increases.

Interest Expense

        Interest expense was $33.4 million in fiscal 2000, a $4.1 million increase over the fiscal 1999 level. Increased short-term debt and higher interest rates were the major causes of this cost increase.

Other Income, Net

        Other income, net was $12.8 million more favorable in fiscal 2000 than in fiscal 1999. The increase was primarily due to non-recurring gains in fiscal 2000 related to sales of warehouses ($5.6 million), adjustments to liabilities for environmental remediation and insurance claims and other matters related to the acquisition of Talley Industries, Inc. ($3.3 million), and insurance and investment gains ($2.1 million).

Income Taxes

        Income taxes as a percent of pre-tax income (effective tax rate) were 33.3 percent in fiscal 2000 and 33.5 percent in fiscal 1999. Both years were favorably affected by the resolution of foreign and state tax issues related to prior years. See note 15 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rate to the effective tax rate for each of the past three years.

Business Segment Results

        (Segment data for fiscal 2000 and 1999 have been restated due to the adoption of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers—see notes 1 and 19 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.)

Specialty Metals Segment

        This segment aggregates the Specialty Alloys (SAO) and Titanium Alloys (Dynamet) segments.

	2000	1999		Increase
	(in millions)
Net sales	$980.5	$935.7		$44.8
Income before interest expense and income taxes (EBIT)	$ 84.3	$ 70.5	*	$13.8

*	Includes a special charge of $14.2 million (see note 3 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”).

        Net sales for this segment were 5 percent higher in fiscal 2000 than those of fiscal 1999. The increase was primarily due to higher volume and was offset by lower selling prices and mix changes. In fiscal 2000, sales for SAO rose by 7 percent while Dynamet sales were lower by 15 percent. Most of SAO’s end-use markets were improved but aerospace demand for both SAO and Dynamet products was at lower levels in fiscal 2000 than in fiscal 1999.

        EBIT for fiscal 2000 was slightly lower than that of fiscal 1999, excluding the 1999 special charge. The improved unit volume shipments and cost reductions at SAO were offset by the lag in recovering the significant rise in nickel costs in the SAO unit and lower sales volume for Dynamet.

Engineered Products Segment

	2000	1999	Increase
	(in millions)
Net sales	$131.6	$115.6	$16.0
Income before interest expense and income taxes (EBIT)	$ 7.1	$ 2.0	$ 5.1

        The 14 percent increase in sales resulted from improved volume at all of Engineered Products’ business units. Demand was particularly strong for ceramic cores for land-based turbine blade castings and structural ceramic parts.

        The improved profit level in fiscal 2000 resulted from higher sales volume, manufacturing cost efficiencies and reduced product development and administrative costs.

Pension Credits

        Pension credits, related to overfunded defined benefit pension plans, were $45.7 million during fiscal 2000 compared to $36.1 million in fiscal 1999. The increase in these credits was primarily due to the strong investment returns on the pension plan assets during fiscal 1999 that resulted in an excess of plan assets over liabilities of $413.6 million at June 30, 1999.

Management’s Discussion of Cash Flow and Financial Condition

        During fiscal 2001 and the prior two fiscal years, Carpenter maintained the ability to provide adequate cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Fiscal 2001 vs. Fiscal 2000

        In fiscal 2001 Carpenter’s free cash flow (net cash provided from operations less investing activities and dividends) was approximately $53 million compared to a negative $67 million in fiscal 2000. Cash from operations was $118.6 million for fiscal 2001 compared to $62.4 million for fiscal 2000.

        Inventories at the end of fiscal 2001 were $241.1 million, a reduction from the prior year of $27.9 million, excluding a $1.2 million writedown of inventory included in the special charges.

        Investing activities for plant, equipment and software consumed $50.5 million in cash for fiscal 2001 and $105.0 million for fiscal 2000. This decrease in capital expenditures reflects the completion of a five-year, $500 million capital program for capacity expansion and modernization.

        Financing of $275 million is available under revolving credit agreements with four banks. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $275 million. As of June 30, 2001, approximately $104 million was available under the credit facility and commercial paper program.

        Total debt decreased in fiscal 2001 approximately $60 million to $522.7 million or 44.6 percent of total capital employed compared to 47.1 percent at June 30, 2000.

        In August, 2001, Carpenter issued $100 million of medium-term notes at 7.625%. The notes will mature in 2011. Carpenter used the proceeds from the sale of the notes to reduce the outstanding principal amount under its short-term revolving credit agreements.

        In the first half of fiscal 2002, Carpenter intends to establish an accounts receivables purchase facility with a financial institution. Carpenter anticipates that accounts receivables sold under this facility will be less than 50% of total net accounts receivable and approximately 5% of tangible assets. Proceeds from the sale of accounts receivables will be used to repay short-term debt. The establishment of an accounts receivables purchase facility will be subject to negotiation and execution of documentation.

Fiscal 2000 vs. Fiscal 1999

        Net cash generated from operating activities was $62.4 million in fiscal 2000. This level was down from $87.4 million in fiscal 1999 due to increases in working capital. Capital expenditures including software, continued at a high level. Fiscal 2000 expenditures totaled $105.0 million versus $153.1 million in fiscal 1999. The major expenditures during fiscal 2000 were for new strip facilities and a new 4500-ton forging press. These projects completed a five-year, $500 million capital program for capacity expansion and modernization.

        Fiscal 2000 acquisition spending totaled $7.0 million versus $23.1 million in fiscal 1999. The acquisition in fiscal 2000 was for the Anval Group, a powder metal producer based in Sweden. Fiscal 1999 acquisitions included the strip products business of Telcon, Ltd., in the United Kingdom and a joint venture for specialty steel production and distribution in India. Details of acquisition activities are included in note 4 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”. During fiscal 1999 Carpenter sold the remaining businesses of Talley Industries, Inc., government products and services and industrial products segments except for one insignificant company, as planned at the time Talley was acquired in fiscal 1998. These sales resulted in net proceeds before taxes of $121.4 million in fiscal 1999. Additional details regarding these divestitures are provided in note 16 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

        During fiscal 2000, Carpenter’s borrowing capacity was increased by $25 million. Additionally, a long-term collateralized note was issued for $7.6 million in connection with an equipment purchase. Details of debt and financing agreements are provided in note 8 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.
        In fiscal 1999, $35.0 million of cash was used to acquire 955,567 treasury common shares. The dividend payout rates on common and preferred stock were maintained at $1.32 and $5,362.50 per share, respectively, and totaled $30.8 million in fiscal 2000 and $30.7 million in fiscal 1999.

Market Sensitive Instruments and Risk Management

        Carpenter uses derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for the Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. Carpenter reduces this risk on certain raw materials and energy by entering into commodity forward contracts and commodity price swaps on a portion of its requirements which are effective hedges of the risk. Fluctuations in foreign exchange subject Carpenter to risk of losses on anticipated future cash flows from its foreign operations. Foreign currency forward contracts are used to hedge this foreign exchange risk. These hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments which prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of Carpenter’s risk management programs.

        The status of Carpenter’s financial instruments as of June 30, 2001, is provided in note 9 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”. Assuming on June 30, 2001 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which Carpenter has commodity forward contracts and swaps, Carpenter’s results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, Carpenter’s results of operations would not have been materially affected, (c) a 10 percent change in interest rates on Carpenter’s short-term debt would result in an increase in our annual interest expense of $0.6 million after tax, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance would result in a decrease of investment income of $1.6 million after tax.

Contingencies

    Environmental

        Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. For fiscal 2001, the liability for environmental remediation costs was increased by $0.6 million, which was included in cost of sales. Fiscal 2000 included $0.8 million of reversals of prior years’ accruals for environmental remediation, which were reported in other income. No expense was recognized in fiscal 1999. Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $0.6 million for the years ended June 30, 2001 and 2000 and $1.1 million for the year ended June 30, 1999.
This income was reported in other income. The liability recorded for environmental remediation costs for Carpenter-owned operating facilities and the Superfund sites remaining at June 30, 2001 and 2000, was $8.0 million and $7.7 million, respectively. The estimated range at June 30, 2001 of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and the Superfund sites is between $8.0 million and $14.7 million.

        Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRPs. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter’s competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

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

New Accounting Pronouncements

        Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” requires that derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. Carpenter adopted SFAS 133, as amended, on July 1, 2000. In accordance with the transition provisions of SFAS 133, Carpenter recorded a cumulative positive adjustment to other comprehensive income of $.8 million, after tax, to recognize the fair value of its derivative instruments as of the date of adoption. See note 9 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

        The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 00-10 regarding the classification of freight and handling costs billed to customers. EITF 00-10 requires freight and handling costs billed separately to be included as part of sales on the statement of income. In addition, the preferred classification of freight and handling costs expensed on the statement of income is to include them in cost of sales. Carpenter adopted this requirement effective July 1, 2000. Reclassification of fiscal 2000 and 1999 resulted in increasing sales by $13.3 million and $12.5 million, increasing cost of sales by $42.6 million and $32.4 million and decreasing selling and administrative expenses by $29.3 million and $19.9 million, respectively.

        In the fourth quarter of fiscal year 2001, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Carpenter’s standard terms and conditions of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter’s case was when payment was received.

        On April 1, 2001, Carpenter changed its terms and conditions of sale so that revenue can be recognized when product is shipped, in accordance with its historical practice. The combined effect of SAB 101 and the change in terms and conditions increased fiscal year 2001 sales by $138.0 million and net income by $14.1 million, net of $9.4 million of tax. The cumulative effect of this change in accounting principle as of July 1, 2001 was a charge of $14.1 million after taxes, or $.62 per diluted share.

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) which requires that goodwill and certain intangible assets no longer be amortized and requires ongoing evaluation of these assets for impairment. Carpenter anticipates adopting SFAS 142 in fiscal 2002 and is currently evaluating its impact. Amortization of goodwill and certain intangible assets in fiscal 2001 was approximately $.28 per diluted share.

Forward-Looking Statements

        This Form 10-K contains various “Forward-looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter’s expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. These risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive, industrial products and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the continuing high levels of stainless steel imports into the United States; 3) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain and retain favorable rulings in dumping and countervailing duty claims against foreign producers; 4) the ability of Carpenter to recoup increased costs of electricity, natural gas and raw materials through increased prices and surcharges; 5) worldwide excess manufacturing capacity for certain alloys which Carpenter produces and fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain Carpenter products; 6) fluctuations in financial markets that could impact the valuation of the assets in Carpenter’s pension trusts and the accounting for pension assets; 7) the critical importance of certain raw materials used by Carpenter, some of which are acquired from foreign sources and may be located in countries subject to unstable political and economic conditions, which may affect the prices or supply of these materials; 8) the susceptibility of export sales to the effects of export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and political and economic instability; and 9) the effects on operations of changes in domestic and foreign governmental laws and public policy, including environmental regulations. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

Page
Consolidated Financial Statements:

Responsibilities for Financial Reporting and Internal Control	24

Report of Independent Accountants	25

Consolidated Statement of Income for the Years Ended June 30, 2001, 2000 and 1999	26

Consolidated Statement of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999	27

Consolidated Balance Sheet as of June 30, 2001 and 2000	28

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2001, 2000 and 1999	29-30

Consolidated Statement of Comprehensive Income for the years ended June 30, 2001, 2000 and 1999	30

Notes to Consolidated Financial Statements	31

Supplementary Data:

Quarterly Financial Data (Unaudited)	53

Responsibilities for Financial Reporting and Internal Control

        Carpenter’s financial statements included in this Annual Report were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and, as such, include amounts based on management’s best judgments and estimates. Financial information elsewhere in this Annual Report is consistent with that in the financial statements.

        Carpenter maintains a strong system of internal control, supported by a code of conduct, designed to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded for the preparation of financial information. There are limits in all systems of internal control, based on recognition that the cost of the system should not exceed the benefits to be derived. We believe Carpenter’s internal control system provides this appropriate balance. The internal control system, and compliance therewith, is continually monitored by Carpenter’s internal audit staff.

        The independent accountants, PricewaterhouseCoopers LLP, recommended by the Board of Directors and elected by the stockholders, audit our financial statements. Their audit includes a review of the internal control structure to the extent necessary and selective tests of the transactions to support their report which appears on the next page.

        The Audit Committee of the Board of Directors, composed of directors who are neither current nor former employees of Carpenter, meets regularly with management, internal auditors and our independent accountants to consider audit results and to discuss significant internal control, auditing and financial reporting matters. Both the independent accountants and internal auditors have unrestricted access to the Audit Committee.

/s/ Dennis M. Draeger

Dennis M. Draeger
Chairman, President and Chief Executive Officer

/s/ Terrence E. Geremski

Terrence E. Geremski
Senior Vice President—Finance and Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and
Stockholders of Carpenter Technology Corporation:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 9 to the financial statements, Carpenter adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” in fiscal 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 13, 2001

Consolidated Statement of Income

Carpenter Technology Corporation
For the years ended June 30, 2001, 2000 and 1999

	2001	2000	1999
	(in millions, except per share data)

Net sales	$1,324.1	$1,109.1	$1,049.3

Costs and expenses:
Cost of sales	1,039.3	862.7	808.4
Selling and administrative expenses	152.4	146.4	142.1
Interest expense	40.3	33.4	29.3
Special charges	36.0	—	14.2
Other income, net	(2.3)	(13.3)	(0.5)

	1,265.7	1,029.2	993.5

Income before income taxes and cumulative effect of accounting change	58.4	79.9	55.8
Income taxes	23.2	26.6	18.7

Income before cumulative effect of accounting change, net of tax	35.2	53.3	37.1
Cumulative effect of accounting change, net of $9.4 million tax (see note 1)	(14.1)	—	—

Net income	$ 21.1	$ 53.3	$ 37.1

Earnings per common share:

Basic:
Income before cumulative effect of accounting change	$ 1.52	$ 2.35	$ 1.61
Cumulative effect of accounting change	(0.64)	—	—

Net income	$ 0.88	$ 2.35	$ 1.61

Diluted:
Income before cumulative effect of accounting change	$ 1.50	$ 2.31	$ 1.58
Cumulative effect of accounting change	(0.62)	—	—

Net income	$ 0.88	$ 2.31	$ 1.58

See accompanying notes to consolidated financial statements.
Consolidated Statement of Cash Flows

Carpenter Technology Corporation
For the years ended June 30, 2001, 2000 and 1999

	2001	2000	1999
	(in millions)
OPERATIONS:
Net income	$21.1	$ 53.3	$ 37.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	55.6	53.1	51.8
Amortization of intangible assets	16.9	15.2	13.9
Deferred income taxes	11.1	9.9	(6.2)
Pension and postretirement costs, net	(41.8)	(38.1)	(30.1)
Net (gain) loss on asset disposals	(1.5)	(5.2)	1.5
Special charges	37.6	—	14.2
Changes in working capital and other, net of acquisitions:
Receivables	(7.2)	(34.5)	28.7
Inventories	27.8	(16.7)	18.9
Accounts payable	(15.0)	35.9	(23.2)
Accrued current liabilities	2.2	(6.6)	(18.9)
Other, net	11.8	(3.9)	(0.3)

Net cash provided from operations	118.6	62.4	87.4

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(50.5)	(105.0)	(153.1)
Proceeds from disposals of plant and equipment	15.3	13.4	0.5
Acquisitions of businesses, net of cash received	—	(7.0)	(23.1)
Proceeds from net assets held for sale	—	—	121.4

Net cash used for investing activities	(35.2)	(98.6)	(54.3)

FINANCING ACTIVITIES:

Net change in short-term debt	(49.3)	78.5	20.2
Proceeds from issuance of long-term debt	—	7.6	—
Payments on long-term debt	(10.6)	(15.5)	(36.6)
Dividends paid	(30.7)	(30.8)	(30.7)
Proceeds from issuance of common stock	5.5	0.4	2.1
Payments to acquire treasury stock	—	—	(35.0)

Net cash provided from (used for) financing activities	(85.1)	40.2	(80.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.7)	4.0	(46.9)
Cash and cash equivalents at beginning of year	9.5	5.5	52.4

Cash and cash equivalents at end of year	$ 7.8	$ 9.5	$ 5.5

See accompanying notes to consolidated financial statements.
Consolidated Balance Sheet

Carpenter Technology Corporation
June 30, 2001 and 2000

	2001	2000
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$ 7.8	$ 9.5
Accounts receivable, net of allowance for doubtful accounts of
$2.3 and $2.2 at June 30, 2001 and 2000, respectively	193.8	187.0
Inventories	241.1	270.2
Other current assets	16.4	16.3

Total current assets	459.1	483.0
Property, plant and equipment, net	752.2	789.9
Prepaid pension cost	225.6	185.2
Goodwill, net	161.7	172.3
Other assets	92.9	115.5

Total assets	$1,691.5	$1,745.9

LIABILITIES
Current liabilities:
Short-term debt	$ 170.6	$ 219.9
Accounts payable	82.3	97.3
Accrued liabilities	63.9	61.2
Deferred income taxes	2.1	5.6
Current portion of long-term debt	25.2	10.4

Total current liabilities	344.1	394.4
Long-term debt, net of current portion	326.9	352.3
Accrued postretirement benefits	157.8	152.3
Deferred income taxes	177.8	158.0
Other liabilities	36.3	35.3

STOCKHOLDERS’ EQUITY
Convertible preferred stock—authorized 2,000,000 shares	25.4	26.0
Common stock—authorized 100,000,000 shares	116.3	115.4
Capital in excess of par value—common stock	196.7	192.2
Reinvested earnings	378.4	388.0
Common stock in treasury, at cost	(38.4)	(38.4)
Deferred compensation	(13.1)	(14.1)
Accumulated other comprehensive income (loss)	(16.7)	(15.5)

Total stockholders’ equity	648.6	653.6

Total liabilities and stockholders’ equity	$1,691.5	$1,745.9

See accompanying notes to consolidated financial statements.
Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation
For the years ended June 30, 2001, 2000 and 1999

		Common Stock

	Preferred Stock Par Value of $5	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Treasury Stock	Deferred Compen- sation	Accumulated Other Comp. Income (Loss)	Total Stock- holders’ Equity
	(in millions, except per share data)
Balances at June 30, 1998	$27.8	$115.0	$190.0	$359.1	$ (3.4)	$(17.8)	$(11.2)	$659.5

Net income				37.1				37.1
Cash dividends:
Common @ $1.32 per share				(29.2)				(29.2)
Preferred @ $5,362.50 per share				(1.5)				(1.5)
Stock options exercised		0.1	0.4					0.5
Treasury shares purchased					(35.0)			(35.0)
Other	(1.0)	0.2	1.5			1.4	(1.0)	1.1

Balances at June 30, 1999	$26.8	$115.3	$191.9	$365.5	$(38.4)	$(16.4)	$(12.2)	$632.5

Net income				53.3				53.3
Cash dividends:
Common @ $1.32 per share				(29.0)				(29.0)
Preferred @ $5,362.50 per share				(1.8)				(1.8)
Stock options exercised			0.1					0.1
Other	(0.8)	0.1	0.2			2.3	(3.3)	(1.5)

Balances at June 30, 2000	$26.0	$115.4	$192.2	$388.0	$(38.4)	$(14.1)	$(15.5)	$653.6

Net income				21.1				21.1
Cash dividends:
Common @ $1.32 per share				(29.1)				(29.1)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised		0.8	3.1					3.9
Other	(0.6)	0.1	1.4			1.0	(1.2)	0.7

Balances at June 30, 2001	$25.4	$116.3	$196.7	$378.4	$(38.4)	$(13.1)	$(16.7)	$648.6

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation
For the years ended June 30, 2001, 2000 and 1999

		Common Shares
	Preferred Shares Issued	Issued	Treasury	Net Outstanding
Balances at June 30, 1998	441.1	22,995,036	(147,920)	22,847,116

Stock options exercised		13,940		13,940
Treasury shares purchased			(955,567)	(955,567)
Other	(15.3)	42,800	(1,554)	41,246

Balances at June 30, 1999	425.8	23,051,776	(1,105,041)	21,946,735

Stock options exercised, net of 3,753 shares exchanged		2,587		2,587
Other	(12.7)	17,272	(2,159)	15,113

Balances at June 30, 2000	413.1	23,071,635	(1,107,200)	21,964,435

Stock options exercised		154,230		154,230
Other	(9.1)	41,654	(1,047)	40,607

Balances at June 30, 2001	404.0	23,267,519	(1,108,247)	22,159,272

Consolidated Statement of Comprehensive Income

Carpenter Technology Corporation
For the years ended June 30, 2001, 2000 and 1999

	2001	2000	1999
	(in millions)
Net income	$21.1	$53.3	$37.1
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	.8	—	—
Net losses on derivative instruments, net of tax	(2.3)	—	—
Unrealized loss on investment, net of tax	(.1)	—	—
Foreign currency translation, net of tax	.4	(3.3)	(1.0)

Comprehensive income	$19.9	$50.0	$36.1

See accompanying notes to consolidated financial statements.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter has an ownership interest of 20 to 50 percent are accounted for on an equity basis and accordingly, Carpenter’s share of their income is included in consolidated net income.

Revenue Recognition—Revenue, net of related discounts and allowances, is principally recognized when product is shipped and title and risk of loss has transferred to the customer.

Cash Equivalents—Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Inventories—Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods.

Depreciation and Amortization—Depreciation for financial reporting purposes is computed by the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in other income, net in the consolidated statement of income.

        The costs of intangible assets other than goodwill, which are included in other assets on the consolidated balance sheet, are comprised principally of trademarks and tradenames and computer software, and are amortized for financial reporting purposes on a straight-line basis over their respective estimated useful lives, ranging from 3 to 30 years.

Goodwill—Goodwill, representing the excess of the purchase price over the estimated fair value of the identifiable net assets of companies acquired to date, is being amortized on a straight-line basis over the estimated life of the goodwill, ranging from 20 to 40 years. Accumulated amortization of goodwill was $29.0 million and $22.6 million at June 30, 2001 and 2000, respectively.

Long-Lived Assets—Long-lived assets, including goodwill and other intangibles, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. Carpenter evaluates long-lived assets for impairment by individual business unit.

Environmental Expenditures—Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value, but estimated receivables are measured on a discounted basis.

Foreign Currency Translation—Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are recorded each period in other comprehensive income until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other noncurrent assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Freight and Handling Fees and Costs—The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 00-10 regarding the classification of freight and handling costs billed to customers. EITF 00-10 requires freight and handling costs billed separately to be included as part of sales on the statement of income. In addition, the preferred classification of freight and handling costs expensed on the statement of income is to include them in cost of sales. Carpenter adopted this requirement effective July 1, 2000. Reclassification of fiscal 2000 and 1999 resulted in increasing sales by $13.3 million and $12.5 million, increasing cost of sales by $42.6 million and $32.4 million and decreasing selling and administrative expenses by $29.3 million and $19.9 million, respectively.

Overhaul Costs—Major maintenance costs incurred during scheduled plant shutdowns are capitalized when incurred and amortized over the period until the next scheduled shutdown, which is generally within the same fiscal year.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Accounting Change—In the fourth quarter of fiscal 2001, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Carpenter’s standard terms and conditions of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter’s case was when payment was received.

        On April 1, 2001, Carpenter changed its terms and conditions of sale so that revenue can be recognized when product is shipped, in accordance with its historical practice. The combined effect of SAB 101 and the change in terms and conditions increased fiscal 2001 sales by $138.0 million and net income by $14.1 million, net of $9.4 million of tax. The cumulative effect at July 1, 2000 of this change in accounting principle was a charge of $14.1 million after taxes, or $.62 per diluted share.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Pro-forma net income and earnings per share information for the years ended June 30, 2000 and 1999, assuming SAB 101 had been applied retroactively, are as follows:

	2000	1999
	(Dollars in millions, except per share information)
Net income:
As reported	$53.3	$37.1
Pro-forma under SAB 101	$48.3	$41.8

Basic earnings per share:
As reported	$2.35	$1.61
Pro-forma under SAB 101	$2.12	$1.82

Diluted earnings per share:
As reported	$2.31	$1.58
Pro-forma under SAB 101	$2.09	$1.78

New Accounting Pronouncements—The FASB has issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) which requires that goodwill and certain intangible assets no longer be amortized and requires ongoing evaluation of these assets for impairment. Carpenter anticipates adopting SFAS 142 in fiscal 2002, and is currently evaluating its impact.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Earnings Per Common Share

        The computation of basic and diluted earnings per share for the years ended June 30, 2001, 2000 and 1999 follows:

	2001	2000	1999
	(in millions, except per share data)
Basic EPS:
Income before cumulative effect of accounting change, net of tax	$35.2	$53.3	$37.1
Dividends accrued on convertible preferred stock, net of tax benefits	(1.7)	(1.8)	(1.5)

Earnings available for common stockholders	33.5	51.5	35.6
Cumulative effect of accounting change	(14.1)	—	—

Net income available for common stockholders	$19.4	$51.5	$35.6

Weighted average common shares outstanding	22.0	22.0	22.1

Earnings per share before cumulative effect of accounting change	$1.52	$2.35	$1.61
Cumulative effect of accounting change per share	(0.64)	—	—

Basic net income per share	$0.88	$2.35	$1.61

Diluted EPS:
Net income before cumulative effect of accounting change, net of tax	$35.2	$53.3	$37.1
Assumed shortfall between common and preferred dividends	(0.7)	(0.6)	(0.7)

Earnings available for common stockholders	34.5	52.7	36.4
Cumulative effect of accounting change	(14.1)	—	—

Net income available for common stockholders	$20.4	$52.7	$36.4

Weighted average common shares outstanding	22.0	22.0	22.1
Assumed conversion of preferred shares	0.8	0.8	0.9
Effect of shares issuable under stock option plans	0.1	—	0.1

Adjusted weighted average common shares	22.9	22.8	23.1

Earnings per share before cumulative effect of accounting change	$1.50	$2.31	$1.58
Cumulative effect of accounting change per share	(0.62)	—	—

Diluted net income per share	$0.88	$2.31	$1.58

        In fiscal 2001, 2000 and 1999, 1.4 million, 1.8 million and 0.7 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Special Charges

        During the fourth quarter of fiscal 2001, Carpenter incurred special charges of $37.6 million before taxes that are recognized in the consolidated statement of income as a separate $36.0 million special charge, an addition to cost of sales of $1.2 million as a result of a writedown of inventory and an addition to selling and administrative expenses of $.4 million due to a writedown of accounts receivable. The components of this special charge are:

•
The divestiture of certain business units that are considered non-strategic. These small business units, with combined annual revenues of $25 million, are within Carpenter’s Engineered Products Group (EPG). The charge of $19.3 million before taxes consists primarily of the writedown of certain assets, including property, plant and equipment, goodwill and inventory, to their net realizable values.

•
The reduction in workforce of approximately 100 salaried positions as a result of the realignment of Specialty Alloys Operations (SAO) and Corporate staff. The charge of $9.1 million before taxes consists primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $7.6 million of the charge will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. All employees are expected to depart during fiscal 2002. There was also a $1.7 million before taxes charge to writedown certain SAO assets to their net realizable value.

•
On May 18, 2001, Carpenter reached a settlement agreement with the City of Bridgeport, Connecticut and the Bridgeport Port Authority in connection with the disposal of Carpenter’s former steel mill property in Bridgeport. As a result of the settlement agreement, Carpenter incurred a one-time, non-cash charge of $7.5 million before taxes. The City of Bridgeport had proposed compensation of $2.5 million and had sought reimbursement of any additional site remediation costs. Under the settlement agreement, Carpenter received $9.25 million and retained responsibility for an existing oil deposit on the property, except to the extent the oil deposit is disturbed by the City of Bridgeport or the Bridgeport Port Authority or a third party acting on their behalf to develop the site.

        During the third quarter of fiscal 1999, Carpenter recorded a pre-tax charge of $14.2 million related to a salaried work force reduction and a reconfiguration of its U.S. distribution network. The positions eliminated include various salaried positions throughout the SAO and corporate offices. The charge consisted chiefly of various personnel-related costs for about 205 employees to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $13.0 million of the charge was paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. As of June 30, 2000, the reduction of employees was complete.

4.    Acquisitions of Businesses

        During the previous two fiscal years, Carpenter acquired the businesses described below, all of which were accounted for by the purchase method of accounting.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Acquisitions of Businesses (continued)

Fiscal 2000

        On February 1, 2000, Carpenter acquired the Anval Group, a powder metal producer based in Torshälla, Sweden, at a cost of $7 million in cash, including acquisition costs, and assumed Anval’s debt with a fair market value of $1.6 million. The purchase price included $3.5 million of goodwill with a life of 20 years. The pro-forma impact of the acquisition was not material.

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

        The pro-forma impact of these acquisitions were not material. Fiscal 1999 included other acquisitions which were immaterial.

        The purchase prices have been allocated to the assets purchased and the liabilities assumed, based upon the fair values on the dates of acquisition, as follows:

	2000	1999
	(in millions)
Working capital, other than cash	$ 0.3	$ 2.3
Property, plant and equipment	3.7	9.1
Goodwill	3.5	1.0
Other assets	0.4	10.7
Noncurrent liabilities	(0.9)	—

Purchase price, net of cash received	$ 7.0	$ 23.1

        In fiscal 2000, deferred tax liabilities included in the allocation totaled $0.6 million and debt included in the allocation was $1.6 million. No debt or deferred tax liabilities were included in the allocation in fiscal 1999.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Inventories

	June 30
	2001	2000
	(in millions)
Finished and purchased products	$ 108.7	$138.1
Work in process	185.4	211.9
Raw materials and supplies	44.5	46.2

Total at current cost	338.6	396.2

Less excess of current cost over LIFO values	97.5	126.0

	$ 241.1	$270.2

        Current cost of LIFO-valued inventories was $272.5 million at June 30, 2001 and $331.9 million at June 30, 2000. In fiscal 2001, the reductions of certain LIFO valued inventories decreased cost of sales by $.7 million.

6.    Property, Plant and Equipment

	June 30
	2001	2000
	(in millions)
Land	$ 7.7	$ 12.8
Buildings and building equipment	233.8	234.6
Machinery and equipment	1,076.0	1,056.5
Construction in progress	28.4	37.5

Total at cost	1,345.9	1,341.4

Less accumulated depreciation and amortization	593.7	551.5

	$ 752.2	$ 789.9

        The estimated useful lives of depreciable assets are as follows: land improvements—20 years; buildings and equipment—20 to 45 years; machinery and equipment—5 to 30 years; autos and trucks—3 to 6 years; office furniture and equipment—3 to 10 years. Effective April 1, 1999, Carpenter changed its estimates of the useful lives of certain major manufacturing equipment from 20 to 30 years. This change recognizes the current expectations of economic useful lives for this equipment and resulted in a reduction of depreciation expense of $1.8 million or $.04 per diluted share during the fourth quarter of fiscal 1999.

7.    Accrued Liabilities

	June 30
	2001	2000
	(in millions)
Compensation	$18.6	$20.6
Employee benefits	12.2	12.9
Interest	7.5	7.8
Environmental costs	2.2	1.0
Other	23.4	18.9

	$63.9	$61.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt

        Carpenter has $275 million of revolving credit agreements with four banks. Interest is based on short-term market rates. As of June 30, 2001, there was $170.6 million outstanding under the credit agreements.

        For the years ended June 30, 2001, 2000 and 1999, interest cost totaled $41.1 million, $39.4 million and $34.8 million, of which $0.8 million, $6.0 million and $5.5 million, respectively, were capitalized as part of the cost of plant, equipment and software.

        The weighted average interest rates for short-term borrowings during fiscal 2001 and 2000 were 6.24 percent and 6.1 percent, respectively.

        Long-term debt outstanding at June 30, 2001 and 2000, consists of the following:

	June 30
	2001	2000
	(in millions)
Medium-term notes, Series B at 6.28% to 7.10% due from April 2003 to 2018	$198.0	$198.0
9% Sinking fund debentures due 2022, callable beginning in March 2002 at 104.2%; sinking fund requirements are $5.0 million annually from 2003 to 2021	99.7	99.6
Medium-term notes, Series A at 6.78% to 7.80% due from September 2000 to 2005	45.0	55.0
Secured note, payable in monthly installments of $0.1 million including interest of 8% with a final payment of $6.1 million due April 2010	7.5	7.6
Other	1.9	2.5

Total	352.1	362.7
Less amounts due within one year	25.2	10.4

Long-term debt, net of current portion	$326.9	$352.3

        Aggregate maturities of long-term debt for the four years subsequent to June 30, 2002, are $50.3 million in fiscal 2003, $5.3 million in fiscal 2004, $45.4 million in fiscal 2005 and $5.4 million in fiscal 2006.

        Carpenter’s financing agreements contain restrictions on the total amount of debt and the minimum tangible net worth permitted.

        In August, 2001, Carpenter issued $100 million of medium-term notes at 7.625%. The notes will mature in 2011.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Financial Instruments

        The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:
	June 30
	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Cash and cash equivalents	$ 7.8	$ 7.8	$ 9.5	$ 9.5
Company-owned life insurance	$ 16.3	$ 16.3	$ 18.2	$ 18.2
Short-term debt	$170.6	$170.6	$219.9	$219.9
Long-term debt	$352.1	$344.0	$362.7	$338.0
Commodity price swaps and options	$ (2.0)	$ (2.0)	$ —	$ 0.9
Foreign currency forwards and options	$ 1.6	$ 1.6	$ 0.6	$ 0.9
Interest rate swaps and locks	$ —	$ —	$ —	$ —

        The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short maturities of these instruments. The carrying amount for company-owned life insurance reflects cash surrender values based upon market values of underlying securities.

        The fair value of long-term debt as of June 30, 2001 and 2000, was determined by using current interest rates and market values of similar issues.

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

    Adoption of SFAS 133

        Carpenter adopted SFAS 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges. In accordance with the transition provisions of SFAS 133, Carpenter recorded a cumulative positive adjustment to other comprehensive income of $.8 million, after tax, to recognize the fair value of its derivative instruments as of the date of adoption.

        Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. These strategies are:

•
The use of commodity swaps and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities.

•
The use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Financial Instruments (continued)

•
The use of foreign currency forwards and options to hedge certain foreign currency denominated intercompany receivables, primarily in Euro and Pound Sterling, to offset the effect on earnings of changes in exchange rates until these receivables are collected.

•	The use of interest rate swaps to fix the interest rate on certain floating rate debt to stabilize interest rates.

•
The use of treasury rate locks to fix forward the treasury rate component of a portion of the August 2001 debt offering that was priced based on the prevailing applicable treasury rate and credit spread at the time the debt offering was finalized.

        All of the derivatives used by Carpenter in its risk management strategies are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. All of the described derivative instruments, except for hedges of receivables, have been designated as cash flow hedges at the time of adoption of SFAS 133 or if later than July 1, 2000 at the time they were executed. The hedges of intercompany receivables do not qualify for hedge accounting. All derivatives are adjusted to their fair market values at the end of each calendar quarter. Unrealized net gains and losses for cash flow hedges are recorded in other comprehensive income. At the time the anticipated transactions occur, any unrealized gains and losses on the related hedge are reclassified from other comprehensive income to the statement of income, thus offsetting the income effects of the anticipated transactions to which they relate. Amounts reclassified to the statement of income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign exchange hedges of anticipated sales). All unrealized gains or losses on hedges of intercompany receivables are recorded in income each quarter, as are changes in the value of the receivables. If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the statement of income. Cash flow hedges at June 30, 2001 have various settlement dates, the latest of which is a September, 2005 interest rate swap.

        Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the statement of income. The ineffectiveness for existing derivative instruments for the year ending June 30, 2001 was primarily related to option premiums and was immaterial. During the year ended June 30, 2001, unrealized net losses totaling $1.7 million after taxes were recorded in other comprehensive income, including the $.8 million cumulative effect as of July 1, 2000, and $.2 million of income after taxes was reclassified from other comprehensive income to the statement of income. There were no reclassifications from other comprehensive income to earnings during the year ended June 30, 2001 that were caused by anticipated transactions which are no longer expected to occur.

        As of June 30, 2001, $1.5 million of net losses from derivative instruments was included in accumulated other comprehensive income, $1.4 million of which is expected to be reclassified to the statement of income within one year.

10.    Common Stock

    Common Stock Repurchase Program:

        On August 6, 1998, a stock repurchase program was approved for up to 1.2 million, or 5 percent, of the outstanding shares of Carpenter’s common stock. The shares may be purchased over time and held as treasury shares. During fiscal 1999, 0.9 million shares were repurchased at a total cost of $34.5 million.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Common Stock (continued)

    Common Stock Purchase Rights:

        Under a common stock Rights Agreement amended as of June 12, 2000, Carpenter has issued one common stock purchase right (“Right”) for every outstanding share of common stock. Except as otherwise provided in the Rights Agreement, the Rights will become exercisable and separate Rights certificates will be distributed to the stockholders: (1) 10 days following the acquisition of 20 percent or more of Carpenter’s common stock, (2) 10 business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer for 20 percent or more of Carpenter’s common stock, or (3) 10 days after Carpenter’s Board of Directors determines that a holder of 15 percent or more of Carpenter’s shares has an interest adverse to those of Carpenter or its stockholders (an “adverse person”). Upon distribution, each Right would then entitle a holder to buy from Carpenter one newly issued share of its common stock for an exercise price of $145.

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

1993 Plan:

        The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. In October, 2000, the stockholders authorized an additional 1,800,000 shares to the plan for share awards. As of June 30, 2001 and 2000, 1,376,936 and 2,116 shares, respectively, were reserved for options and share awards which may be granted under this plan.

        Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant.

        Restricted stock awards outstanding vest over periods ranging from three to five years from the date of grant. When restricted shares are issued, deferred compensation is recorded as a reduction of stockholders’ equity, and charged to expense over the vesting period. During fiscal 2001, 2000 and 1999, $0.2 million, $0.4 million and $0.4 million, respectively, were charged to expense for vested restricted shares.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stock-Based Compensation (continued)

        Performance share awards are earned only if Carpenter achieves certain performance levels over a three-year period. The awards are payable at the discretion of the Board of Directors in either shares of common stock or cash and expensed over the three-year performance period. Pre-tax income was increased by $0.3 million in both fiscal 2001 and 2000, and decreased by $0.5 million in fiscal 1999 relating to performance shares.

1982 and 1977 Plans:

        The 1982 plan expired in June 1992; however, all outstanding unexpired options granted prior to that date remain in effect. Under the 1982 and 1977 plans, options are granted at the market value on the date of grant, are exercisable after one year of employment following the date of grant and expire ten years after grant. At June 30, 2001 and 2000, 18,160 and 2,120 shares, respectively, were reserved for options which may be granted under the 1977 plan.

        Carpenter has a stock-based compensation plan which provides for the granting of stock options and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 2001 and 2000, 46,000 and 65,000 shares, respectively, were reserved for options which may be granted under this plan.

Option Activity:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 1998	1,151,944	$39.30

Granted	597,500	28.80
Exercised	(13,940)	30.67
Cancelled	(13,760)	49.16

Balance at June 30, 1999	1,721,744	$35.65

Granted	371,000	20.41
Exercised	(6,340)	24.67
Cancelled	(10,120)	28.37

Balance at June 30, 2000	2,076,284	$32.99

Granted	495,400	29.92
Exercised	(154,230)	24.79
Cancelled	(77,377)	33.68

Balance at June 30, 2001	2,340,077	$32.86

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stock-Based Compensation (continued)

Outstanding Options

Exercise Price Range	Number Outstanding at 06/30/01	Weighted Average Remaining Life	Weighted Average Exercise Price
$19 — $30	972,522	7.67	$25.50
$30 — $40	820,955	7.52	31.61
$40 — $51	546,600	6.52	47.84

	2,340,077		$32.86

        Of the options outstanding at June 30, 2001, 1,875,335 relate to the 1993 plan, 33,260 relate to the 1982 plan, 272,980 relate to the 1977 plan and 158,502 relate to the plan for non-employee Directors.

Exercisable Options

Exercise Price Range	Number Exercisable at 06/30/01	Weighted Average Exercise Price
$19 — $30	920,722	$25.37
$30 — $40	377,355	33.30
$40 — $51	546,600	47.84

	1,844,677	$33.65

        Carpenter accounts for its stock option plans in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion 25, no compensation cost is recognized because the exercise price of Carpenter’s employee stock options equals the market price of the underlying stock at the date of the grant. Had compensation cost for Carpenter’s stock option plans been determined based on the fair value at the grant date for awards in accordance with Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-based Compensation,” net income would have been reduced by $0.8 million, $1.8 million and $1.6 million, and diluted earnings per share would have been reduced by $.04, $.08 and $.07 in fiscal 2001, 2000 and 1999, respectively.

        These pro-forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1996.

        A summary of the assumptions and data used in these calculations follows:

	2001	2000	1999
Weighted average exercise price of options exercisable	$ 33.65	$ 35.73	$ 39.28
Weighted average fair value per share of options	$ 7.09	$ 3.74	$ 5.63
Fair value assumptions:
Risk-free interest rate	4.9%	6.5%	5.7%
Expected volatility	32.7%	28.6%	25.4%
Expected life of options	5 years	5 years	5 years
Expected dividends	4.4%	6.5%	4.6%

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Pension and Other Postretirement Benefits

        Carpenter provides several noncontributory defined benefit pension plans and postretirement benefit plans to certain of its employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

	Pension Plans		Other Postretirement Plans
	2001	2000	2001	2000
	( dollars in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 576.3	$ 592.2	$ 179.0	$ 182.8
Service cost	16.0	17.3	2.6	2.8
Interest cost	43.4	40.2	13.5	12.5
Benefits paid	(38.4)	(52.5)	(9.6)	(11.7)
Special termination benefits (a)	8.1	—	—	—
Actuarial (gain) loss	(2.9)	(21.8)	4.1	(7.4)
Plan amendments	—	0.9	—	—

Projected benefit obligation at end of year	$ 602.5	$ 576.3	$ 189.6	$ 179.0

Change in plan assets:
Fair value of plan assets at beginning of year	$1,022.8	$ 981.7	$ 89.4	$ 80.3
Actual return (loss) on plan assets	(99.7)	91.8	(25.3)	21.5
Benefits paid from plan assets	(38.4)	(51.0)	(9.6)	(11.7)
Contributions	1.8	0.3	0.5	(0.7)

Fair value of plan assets at end of year	$ 886.5	$1,022.8	$ 55.0	$ 89.4

Funded status of the plans	$ 284.0	$ 446.5	$ (134.6)	$ (89.6)
Unrecognized net gain	(105.6)	(306.7)	(15.7)	(55.2)
Unrecognized prior service cost (benefit)	26.0	28.6	(7.7)	(8.4)
Unrecognized transition (asset) obligation	0.1	(2.7)	—	—

Prepaid (accrued) benefit cost	$ 204.5	$ 165.7	$ (158.0)	$ (153.2)

Principal actuarial assumptions at June 30:
Discount rate	7.5%	7.75%	7.5%	7.75%
Long-term rate of compensation increase	4.0%	4.5%	—	—
Long-term rate of return on plan assets	10.0%	9.0%	10.0%	9.0%

(a)	Benefits provided to employees terminated as a result of a reduction in salaried work force. See note 3 to the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.    Pension and Other Postretirement Benefits (continued)

        Pension and other postretirement plans included the following net credits and costs components:

	Pension Plans			Other Postretirement Plans
	2001	2000	1999	2001	2000	1999
	(in millions)
Service cost	$ 16.0	$ 17.3	$ 17.6	$ 2.6	$ 2.8	$ 2.9
Interest cost	43.4	40.2	39.6	13.5	12.5	11.4
Expected return on plan assets	(90.5)	(86.7)	(80.9)	(7.6)	(7.2)	(5.5)
Amortization of net gain	(13.8)	(13.1)	(9.7)	(2.5)	(1.2)	(1.3)
Amortization of prior service cost (benefit)	2.6	2.6	2.4	(0.7)	(0.7)	(0.7)
Amortization of transition asset	(2.9)	(2.9)	(2.9)	—	—	—
Change in purchase price allocation	—	—	4.8	—	—	—

Net (credit) cost	$ (45.2)	$ (42.6)	$ (29.1)	$ 5.3	$ 6.2	$ 6.8

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

Pension Plans

        Carpenter has several underfunded plans which are included in the data presented above. As of June 30, 2001 and 2000, the projected benefit obligation of the underfunded plans was $26.0 million and $23.9 million, the total fair value of assets was $1.6 million and $1.3 million, and the accumulated benefit obligation was $22.9 million and $20.3 million, respectively.

        During fiscal 1999, adjustments for final purchase price allocations for pensions resulted in an increase in goodwill of $10.3 million. Additional purchase price adjustments for pensions resulted in a charge to pre-tax income of $4.8 million which was included in other income, net on the consolidated statement of income.

        Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $7.4 million in fiscal 2001 and fiscal 2000 and $7.1 million in fiscal 1999. There were 1,437,110 common shares reserved for issuance under the savings plans at June 30, 2001.

Other Postretirement Plans

        The postretirement benefit plans consist of health care and life insurance plans. Prior to June 1999, Carpenter paid claims incurred for most retired employees. Beginning in June 1999, retired employees benefit payments are being paid by a Voluntary Employee Benefit Association (VEBA). Carpenter has contributed discretionary amounts, which have not exceeded the amount deductible for tax purposes, 12.    Pension and Other Postretirement Benefits (continued)

into the VEBA. Plan assets are invested in trust-owned life insurance, which is invested in equity, fixed income and money market securities.

        The assumed health care cost trend rate for fiscal 2002 is 7 percent, declining .5% per year to an ultimate rate of 5%, and is 6 percent for both fiscal 2001 and 2000. The health care cost trend rate has a significant effect on the amounts reported. If the assumed health care cost trend rate was increased by 1 percent, the accumulated projected benefit obligation at June 30, 2001 would have increased by $17.8 million and the postretirement benefit expense for fiscal 2001 would have increased by $1.8 million. If the assumed health care cost trend rate was decreased by 1 percent, the accumulated projected benefit obligation at June 30, 2001 would have decreased by $15.6 million and the postretirement benefit expense for fiscal 2001 would have decreased by $1.5 million.

13.    Employee Stock Ownership Plan

        Carpenter has a leveraged employee stock ownership plan (“ESOP”) to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million 15-year 9.345% note which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

        Principal and interest obligations on the note are satisfied by the ESOP as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $1.7 million in fiscal 2001, $1.6 million in fiscal 2000 and $1.5 million in fiscal 1999 to the ESOP. Compensation expense related to the plan was $1.5 million in fiscal 2001, $1.6 million in fiscal 2000 and $1.7 million in fiscal 1999.

        As of June 30, 2001, the ESOP held 404.0 shares of the convertible preferred stock, consisting of 219.0 allocated shares and 185.0 unallocated shares. Each preferred share is convertible into at least 2,000 shares of common stock. There are 808,010 common shares reserved for issuance under the ESOP at June 30, 2001. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. To the extent permitted by the ESOP and its trustee, the stock is redeemable at Carpenter’s option at $65,520 per share, declining to $65,000 per share by September, 2001 and thereafter.

14.    Supplemental Data

	2001	2000	1999
(in millions)
Cost Data:

Research and development costs	$ 14.7	$ 14.4	$ 15.4
Repairs and maintenance costs	$ 62.4	$ 62.3	$ 61.4
Cash Flow Data:
Cash paid during the year for:
Interest payments, net of amounts capitalized	$ 39.8	$ 33.4	$ 28.3
Income tax payments (refunds), net	$ (2.8)	$ 12.0	$ 19.1
Non-cash investing and financing activities:
Debt assumed in business acquisitions	$ —	$ 1.6	$ —

Property, plant and equipment exchanges	$ —	$ 3.4	$ —
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Income Taxes

        Provisions for income taxes consisted of the following:

	2001	2000	1999
	(in millions)
Current:
Federal	$ 6.0	$12.4	$18.2
State	2.4	1.6	3.6
Foreign	3.7	2.7	3.1
Deferred:
Federal	11.2	9.7	(5.0)
State	(0.1)	0.2	(1.2)
Foreign	—	—	—

	$ 23.2	$26.6	$18.7

        The income tax benefit resulting from recording the cumulative effect on prior years due to the accounting change was $9.4 million.

        The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2001	2000	1999
	(% of pre-tax income)
Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3.3	1.7	3.8
Goodwill amortization	9.2	2.4	3.9
Settlement of prior years’ tax issues	(4.8)	(4.4)	(5.6)
Nontaxable income	(2.8)	(0.5)	(2.7)
Federal and state tax law changes	—	—	(0.8)
Other, net	(0.2)	(0.9)	(0.1)

Effective tax rate	39.7%	33.3%	33.5%

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.    Income Taxes (continued)

        Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2001 and 2000:

	2001	2000
	(in millions)
Deferred tax liabilities:
Depreciation	$166.6	$159.6
Prepaid pension cost	89.7	74.0
Intangible assets	11.5	12.1
Inventories	11.8	12.5
Other	6.4	6.8

Total deferred tax liabilities	286.0	265.0

Deferred tax assets:
Postretirement provisions	62.5	58.1
Alternative Minimum Tax credit	6.8	10.0
Net operating loss benefit	6.6	7.1
Other reserve provisions	34.1	30.4
Valuation allowance (a)	(3.9)	(4.2)

Total deferred tax assets	106.1	101.4

Net deferred tax liability	$179.9	$163.6

(a)	A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized.

16.    Net Assets Held for Sale

        In 1998, Carpenter acquired Talley Industries, Inc. (Talley), which was composed of a stainless steel products segment, a governmental products and services segment and an industrial products segment. Carpenter has retained the companies in the stainless steel products segment and divested all of the other operating companies. Accordingly, the divested segments were accounted for as net assets held for sale. Eight businesses of the government products and services and industrial products segments of Talley were sold as of June 30, 1999. The net income of all of the businesses in these segments was excluded from Carpenter’s consolidated statement of income from the date of acquisition through December 31, 1998 and amounted to $1.5 million for fiscal 1999. The operating results for the remaining businesses were included in Carpenter’s consolidated statement of income from January, 1999 until the dates of their sales.

        Through December 31, 1998, changes in estimates for net cash proceeds on the sales of all of the businesses, interest costs and operating cash flows until the time of their sale were recorded as adjustments of goodwill.

        Proceeds from net assets held for sale on the statement of cash flows for the year ended June 30, 1999 were calculated as follows:

(in millions)
Proceeds from sales of businesses	$134.0
Net cash funded by Carpenter	(10.3)
Interest allocated	(2.3)

Proceeds from net assets held for sale	$121.4

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Operating Leases

        Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $12.6 million, $10.5 million and $9.5 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

        Future minimum payments for noncancelable operating leases in effect at June 30, 2001 were (in millions):

June 30,	2002	$ 7.7
	2003	7.0
	2004	6.7
	2005	5.5
	2006	4.1
Thereafter		11.9

		$ 42.9

18.    Contingencies

    Environmental

        Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. For fiscal 2001, the liability for environmental remediation costs was increased by $0.6 million, which was included in cost of sales. Fiscal 2000 included $0.8 million of reversals of prior years’ accruals for environmental remediation, which were reported in other income. No expense was recognized in fiscal 1999. Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $0.6 million for the years ended June 30, 2001 and 2000 and $1.1 million for the year ended June 30, 1999. This income was reported in other income. The liability recorded for environmental remediation costs for Carpenter-owned operating facilities and the Superfund sites remaining at June 30, 2001 and 2000, was $8.0 million and $7.7 million, respectively. The estimated range at June 30, 2001 of the reasonably possible future costs of remediation at Carpenter-owned operating facilities and the Superfund sites is between $8.0 million and $14.7 million.

        Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRPs. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter’s competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, and strip forms. Sales are distributed both directly from production plants and from Carpenter’s distribution network.

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

        The pension credit represents the income relating to Carpenter’s overfunded defined benefit pension plan. None of the pension credit is allocated to the business segments. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, information services, law and human resource departments and corporate management staff. Corporate assets are primarily cash and cash equivalents, prepaid pension cost, certain assets held for sale, corporate-owned life insurance, other investments and corporate operating assets.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Business Segments and Geographic Data (continued)

        Carpenter’s sales are not materially dependent on a single customer or a small group of customers.

Geographic Data

	2001	2000	1999
	(in millions)
Net sales: (a)

United States	$1,080.3	$ 899.4	$ 861.7
Europe	126.8	104.4	104.2
Mexico	52.6	49.8	43.8
Canada	25.1	22.3	16.3
Asia Pacific	10.9	19.8	12.2
Other	28.4	13.4	11.1

Consolidated net sales	$1,324.1	$1,109.1	$1,049.3

Long-lived assets:

United States	$1,186.1	$1,214.7	$1,139.5
Europe	20.5	22.0	12.8
Mexico	14.1	13.2	14.2
Canada	0.7	0.8	0.9
Asia Pacific	0.2	0.2	0.2
Other	10.8	12.0	17.5

Consolidated long-lived assets	$1,232.4	$1,262.9	$1,185.1

(a) Net sales are attributed to countries based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Business Segments and Geographic Data (continued)

Segment Data
	2001		2000	1999
	(in millions)
Net Sales:

Specialty Metals	$1,168.7		$ 980.5	$ 935.7
Engineered Products	157.0		131.6	115.6
Intersegment	(1.6)		(3.0)	(2.0)

Consolidated net sales	$1,324.1		$1,109.1	$1,049.3

Income (Loss) Before Income Taxes:
Specialty Metals	$ 91.8	(a)	$ 84.3	$ 70.5 (b)
Engineered Products	(3.8	) (a)	7.1	2.0
Pension credit	47.9		45.7	36.1
Corporate costs	(39.8	) (a)	(26.3)	(26.1)

Consolidated EBIT	96.1		110.8	82.5
Interest expense	(40.3)		(33.4)	(29.3)
Interest income	2.6		2.5	2.6

Consolidated income before income taxes and cumulative effect of accounting change	$ 58.4		$ 79.9	$ 55.8

Total Assets:

Specialty Metals	$1,274.4		$1,357.4	$1,272.5
Engineered Products	102.1		124.4	115.7
Corporate	315.0		264.1	219.6

Consolidated total assets	$1,691.5		$1,745.9	$1,607.8

Depreciation:

Specialty Metals	$ 45.1		$ 42.8	$ 43.8
Engineered Products	6.4		6.1	5.2
Corporate	4.1		4.2	2.8

Consolidated depreciation	$ 55.6		$ 53.1	$ 51.8

Amortization of Intangible Assets:
Specialty Metals	$ 13.5		$ 11.7	$ 10.9
Engineered Products	2.3		2.4	1.8
Corporate	1.1		1.1	1.2

Consolidated amortization	$ 16.9		$ 15.2	$ 13.9

Capital Expenditures, Including Software:
Specialty Metals	$ 40.6		$ 84.7	$ 137.0
Engineered Products	8.2		7.8	10.0
Corporate	1.7		12.5	6.1

Consolidated capital expenditures, including software	$ 50.5		$ 105.0	$ 153.1

(a) Specialty Metals, Engineered Products and Corporate costs include special charges of $9.6 million, $19.3 million and $8.7 million, respectively. (b) Includes special charge of $14.2 million. See note 3 to the consolidated financial statements.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
(dollars and shares in millions, except per share amounts)
Results of Operations
Fiscal 2001 (a)
Net sales	$293.1	$292.2	$297.3	$441.5

Net sales as previously reported	$277.7	$288.7	$311.8

Gross profits	$ 71.5	$ 66.4	$ 65.7	$ 81.2

Income (loss) before cumulative effect of accounting change, net of tax	$ 15.3	$ 13.4	$ 10.5	$ (4.0)
Cumulative effect of accounting change, net of $9.4 million tax	(14.1)	—	—	—

Net income	$ 1.2	$ 13.4	$ 10.5	$ (4.0)

Net income as previously reported	$ 11.1	$ 13.3	$ 11.6

Fiscal 2000 (c)
Net sales	$241.7	$254.0	$301.5	$311.9

Gross profits	$ 57.2	$ 54.5	$ 64.6	$ 70.1

Net income	$ 10.2	$ 12.7	$ 11.9	$ 18.5

Earnings per common share
Fiscal 2001 (a)
Basic earnings
Income (loss) before cumulative effect of accounting change	$ .68	$ .59	$ .46	$ (.20)
Cumulative effect of accounting change	$ (.64)	$ —	$ —	$ —

Net income (loss)	$ .04	$ .59	$ .46	$ (.20)

Net income as previously reported	$ .49	$ .58	$ .51

Diluted earnings
Income (loss) before cumulative effect of accounting change	$ .66	$ .58	$ .45	$ (.20)
Cumulative effect of accounting change	$ (.62)	$ —	$ —	$ —

Net income (loss)	$ .04	$ .58	$ .45	$ (.20)

Net income as previously reported	$ .48	$ .57	$ .50

Fiscal 2000
Basic earnings	$ .45	$ .56	$ .53	$ .81

Diluted earnings	$ .44	$ .55	$ .52	$ .80

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Weighted average common shares outstanding (in millions)
Fiscal 2001
Basic	22.0	22.0	22.1	22.1
Diluted	22.9	23.0	23.0	22.1
Fiscal 2000
Basic	22.0	21.9	22.0	22.0
Diluted	22.8	22.8	22.8	22.8

(a)
Fiscal 2001 reflects the adoption of SAB 101 (Revenue Recognition in Financial Statements) during the fourth quarter, effective July 1, 2000, and the restatement of the first, second and third quarters of fiscal 2001.

(b)
The fourth quarter of fiscal 2001 includes a special charge of $37.6 million ($24.4 million after-tax or $1.09 per diluted share) related principally to the realignment of Special Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site.

(c)	Net sales and gross profits have been restated in fiscal 2000 due to the adoption of EITF 00-10 (accounting for freight and handling revenues and costs), effective July 1, 2000.

Item 9.    Disagreements on Accounting and Financial Disclosure

        Not Applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required as to directors is incorporated herein by reference to the 2001 definitive Proxy Statement under the caption “Election of Directors.”

        Information concerning Carpenter’s executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the 2001 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated herein by reference to the 2001 definitive Proxy Statement under the captions “Ownership of Carpenter Stock by Certain Beneficial Owners” and “Ownership of Carpenter Stock by Directors and Officers.”

Item 13.    Certain Relationships and Related Transactions

        Not applicable

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) Documents Filed as Part of this Report:

(1) The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8 “Financial Statements and Supplementary Data”):

Report of Independent Accountants on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.
CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
    Carpenter Technology Corporation:

        Our audits of the consolidated financial statements referred to in our report dated August 13, 2001, appearing herein also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 13, 2001

(2) The following documents are filed as exhibits:

3. Articles of Incorporation and By-Laws
4. Instruments Defining the Rights of Security Holders, Including Indentures
10. Material Contracts
12. Computation of Ratios of Earnings to Fixed Charges (unaudited)
23. Consent of Experts and Counsel
24. Powers of Attorney
99. Additional Exhibits

        (b) Reports on Form 8-K:

        Current Reports on Form 8-K were filed on behalf of Carpenter on May 22, 2001, July 10, 2001, July 27, 2001 and August 20, 2001. The Reports were dated respectively May 18, 2001, June 26, 2001, July 26, 2001 and August 13, 2001 and covered Item 5, Other Events. No financial statements were filed with these Reports.

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
Year ended June 30, 2001

Allowance for doubtful accounts receivable	$2.2	$0.4	$—	$(0.3)	$2.3

Year ended June 30, 2000

Allowance for dountful accounts receivable	$1.9	$1.0	$0.1	$(0.8)	$2.2

Year ended June 30, 1999

Allowance for doubtful accounts receivable	$1.9	$0.8	$0.1	$(0.9)	$1.9

(1)	Includes beginning balances of acquired businesses and recoveries of accounts previously written off, net of collection expenses.

(2)	Doubtful accounts written off.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By /s/ Terrence E. Geremski
Terrence E. Geremski
Sr. Vice President—Finance & Chief Financial Officer

Date: September 21, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis M. Draeger Dennis M. Draeger	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	September 21, 2001

/s/ Terrence E. Geremski Terrence E. Geremski	Sr. Vice President—Finance & Chief Financial Officer	September 21, 2001

/s/ Richard D. Chamberlain Richard D. Chamberlain	Vice President and Corporate Controller (Principal Accounting Officer)	September 21, 2001

* Marcus C. Bennett	Director	September 21, 2001

* William S. Dietrich II	Director	September 21, 2001

* C. McCollister Evarts, M.D.	Director	September 21, 2001

* J. Michael Fitzpatrick	Director	September 21, 2001

* William J. Hudson, Jr.	Director	September 21, 2001

* Robert J. Lawless	Director	September 21, 2001

* Martin Miller, Jr.	Director	September 21, 2001

* Robert N. Pokelwaldt	Director	September 21, 2001

* Peter C. Rossin	Director	September 21, 2001

* Kathryn C. Turner	Director	September 21, 2001

Stephen M. Ward, Jr.	Director

* Kenneth L. Wolfe	Director	September 21, 2001

Original Powers of Attorney authorizing John R. Welty to sign this Report on behalf of: Marcus C. Bennett, William S. Dietrich II, C. McCollister Evarts, M.D., J. Michael Fitzpatrick, William J. Hudson, Jr., Robert J. Lawless, Marlin Miller, Jr., Robert N. Pokelwaldt, Peter C. Rossin, Kathryn C. Turner and Kenneth L. Wolfe are being filed with the Securities and Exchange Commission.

/s/ John R. Welty

John R. Welty
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.		Title	Page
3.		Articles of Incorporation and By-Laws

	A.	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 of Carpenter’s Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

B.	By-Laws, amended as of December 5, 1996, are incorporated herein by reference to Exhibit 3B of Carpenter’s 1996 Annual Report on
Form 10-K and to Exhibit 3 of Carpenter’s Form 10-Q Quarterly
Report for the quarter ended December 31, 1996.

4.		Instruments Defining Rights of Security Holders, Including Indentures

	A.	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

	B.	Rights Agreement relating to Rights distributed to holders of Carpenter’s Stock, amended as of June 12, 2000, is attached as an Exhibit to this Annual Report on Form 10-K.

C.	Carpenter’s Registration Statement No. 333-44757, as filed on
Form S-3 on January 22, 1998, and amended on February 13,
1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

	D.	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

E.	Indenture dated as of January 12, 1994, between Carpenter and
U.S. Bank Trust National Association, formerly known as First
Trust of New York, National Association, as successor Trustee to
Morgan Guaranty Trust Company of New York, related to Carpenter’s
i) $100,000,000 of unsecured medium term notes registered on
Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 filed January 6, 1994.

	F.	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 20 to Carpenter’s Current Report on Form 8-K filed on April 15, 1998.

G.	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and
Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

Exhibit No.		Title	Page
10.		Material Contracts

A.	Agreement and Plan of Merger dated January 6, 1997, by and among
Dynamet Incorporated, Stockholders of Dynamet Incorporated and
Carpenter is incorporated herein by reference to Exhibit 1 to
Carpenter’s Current Report on Form 8-K filed on March 27, 1997.

	B.	Supplemental Retirement Plan for Executive Officers, amended as of January 1, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

	C.	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

	D.	Incentive Stock Option Plan for Officers and Key Employees, amended as of August 9, 1990, is incorporated herein by reference to Exhibit 10D to Carpenter’s 2000 Annual Report on Form 10-K.

	E.	Deferred Compensation Plan for Non-management Directors of Carpenter Technology Corporation, amended as of December 7, 1995, is attached as an Exhibit to this Annual Report on Form 10-K.

F.	Deferred Compensation Plan for Corporate and Division Officers of
Carpenter Technology Corporation, amended as of April 1, 1997, is incorporated by reference to Exhibit E-9 to Carpenter’s 1997 Annual
Report on Form 10-K.

	G.	Executive Annual Compensation Plan, amended as of July 1, 1997 is incorporated by reference to Exhibit E-20 to Carpenter’s 1997 Annual Report on Form 10-K.

	H.	Stock-Based Incentive Compensation Plan For Non-Employee Directors, amended as of April 26, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

	I.	Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated herein by reference to Exhibit 10-I to Carpenter’s 2000 Annual Report on Form 10-K.

J.	Trust Agreement between Carpenter and the Chase Manhattan Bank,
N.A., dated September 11, 1990 as amended and restated on May 1,
1997, relating in part to the Supplemental Retirement Plan for
Executive Officers, Deferred Compensation Plan for Corporate and
Division Officers and the Officers’ Supplemental Retirement Plan of
Carpenter Technology Corporation is incorporated by reference to
Exhibit E 28 to Carpenter’s 1997 Annual Report on Form 10-K.

K.	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers:
Dennis M. Draeger, Terrence E. Geremski, Robert W. Lodge,
Michael L. Shor, Robert J. Torcolini and John R. Welty is
incorporated herein by reference to Exhibit 10K to Carpenter’s 2000
Annual Report on Form 10-K.

Exhibit No.		Title	Page
	L.	Stock-Based Incentive Compensation Plan for Officers and Key Employees, amended as of April 26, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

	M.	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

N.	Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: Terrence E.
Geremski, Michael L. Shor and Robert J. Torcolini is attached as an Exhibit to this Annual Report on Form 10-K.

O.	Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: Dennis M.
Draeger, Robert W. Lodge and John R. Welty is attached as an Exhibit to this Annual Report on Form 10-K.

P.	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as amended and restated on May 1, 1997, relating in part to the Directors’ Retirement Plan and the Deferred Compensation
Plan for Non-management Directors, is incorporated by reference to
Exhibit E-83 to Carpenter’s 1997 Annual Report on Form 10-K.

12.		Computations of Ratios of Earnings to Fixed Charges (unaudited)

23.		Consent of Experts and Counsel Consent of Independent Accountants

24.		Powers of Attorney Powers of Attorney in favor of Terrence E. Geremski or John R. Welty

99.		Additional Exhibits Agreement to Furnish Debt Instruments