Form 10-Q
period 2001-09-30
CARPENTER TECHNOLOGY CORP
filed 2001-11-14
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	23-0458500 (I.R.S. Employer Identification No.)

1047 North Park Road, Wyomissing, Pennsylvania (Address of principal executive offices)	19610-1339 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001.

Common stock, $5 par value	22,178,222
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX
Page
Part I FINANCIAL INFORMATION
Consolidated Balance Sheet as of September 30, 2001 (unaudited) and June 30, 2001	3
Consolidated Statement of Income (unaudited) for the Three Months Ended September 30, 2001 and 2000	4
Consolidated Statement of Comprehensive Income (unaudited) for the Three Months Ended September 30, 2001 and 2000	5
Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended September 30, 2001 and 2000	6
Notes to Consolidated Financial Statements (unaudited)	7 - 15
Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 21
Forward-looking Statements	22

Part II OTHER INFORMATION	23 - 24

Signature	25

Exhibit Index	E-1

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2001 and June 30, 2001
(in millions)

	September 30	June 30
	2001	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 8.1	$ 7.8
Accounts receivable, net	169.7	193.8
Inventories	259.0	241.1
Deferred income taxes	2.3	--
Other current assets	16.5	16.4
Total current assets	455.6	459.1
Property, plant and equipment, net	746.5	752.2
Prepaid pension cost	232.9	225.6
Goodwill, net	161.7	161.7
Trademarks and trade names, net	27.2	27.5
Other assets	66.6	65.4
Total assets	$1,690.5	$1,691.5

LIABILITIES
Current liabilities:
Short-term debt	$ 80.3	$ 170.6
Accounts payable	84.9	82.3
Accrued liabilities	67.5	63.9
Deferred income taxes	--	2.1
Current portion of long-term debt	10.2	25.2
Total current liabilities	242.9	344.1
Long-term debt, net of current portion	426.3	326.9
Accrued postretirement benefits	160.2	157.8
Deferred income taxes	182.3	177.8
Other liabilities	35.9	36.3

STOCKHOLDERS' EQUITY
Convertible preferred stock	25.1	25.4
Common stock	116.4	116.3
Capital in excess of par value	197.0	196.7
Reinvested earnings	376.5	378.4
Common stock in treasury, at cost	(38.4)	(38.4)
Deferred compensation	(12.6)	(13.1)
Accumulated other comprehensive income (loss)	(21.1)	(16.7)
Total stockholders' equity	642.9	648.6
Total liabilities and stockholders' equity	$1,690.5	$1,691.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three months ended September 30, 2001 and 2000
(in millions, except per share data)

	Three Months
	2001	2000

NET SALES	$251.1	$293.1
COSTS AND EXPENSES:
Cost of sales	198.8	221.2
Selling and administrative expenses	36.1	38.2
Interest expense	8.9	10.7
Other income, net	(1.7)	(2.2)
	242.1	267.9
Income before income taxes and cumulative effect of accounting change	9.0	25.2
Income taxes	3.1	9.9
Income before cumulative effect of accounting change	5.9	15.3
Cumulative effect of accounting change	--	(14.1)
NET INCOME	$ 5.9	$ 1.2

EARNINGS PER COMMON SHARE:
Basic:
Income before cumulative effect of accounting change	$ .24	$ .68
Cumulative effect of accounting change	--	(.64)
Net income	$ .24	$ .04
Diluted:
Income before cumulative effect of accounting change	$ .24	$ .66
Cumulative effect of accounting change	--	(.62)
Net income	$ .24	$ .04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	22.2	22.0
Diluted	23.0	22.9

Cash dividends per common share	$ .33	$ .33

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
for the three months ended September 30, 2001 and 2000
(in millions)

	Three Months
	2001	2000
Net income	$5.9	$1.2
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	--	.8
Net losses on derivative instruments, net of tax	(4.0)	.3
Foreign currency translation, net of tax	(.4)	--

Comprehensive income	$1.5	$2.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the three months ended September 30, 2001 and 2000
(in millions)
	2001	2000
OPERATIONS:
Net income	$ 5.9	$ 1.2
Cumulative effect of accounting change	--	14.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	14.1	13.5
Amortization of intangible assets	3.3	3.7
Deferred income taxes	2.2	8.7
Net pension credit	(4.3)	(10.1)
Net gain on asset disposals	(0.2)	(.8)
Changes in working capital and other:
Receivables	24.1	3.5
Inventories	(17.9)	(5.0)
Accounts payable	2.6	(4.9)
Accrued current liabilities	(1.6)	3.1
Other, net	(4.5)	(1.4)
Net cash provided from operations	23.7	25.6
INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(9.8)	(14.4)
Proceeds from disposals of plant and equipment	0.2	5.0
Net cash used for investing activities	(9.6)	(9.4)
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES	14.1	16.2
FINANCING ACTIVITIES:
Change in short-term debt	(90.3)	(0.2)
Proceeds from issuance of long-term debt	98.8	--
Payments on long-term debt	(15.0)	(10.1)
Dividends paid	(7.8)	(7.6)
Proceeds from issuance of common stock	0.5	1.6
Net cash used for financing activities	(13.8)	(16.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.3	(0.1)
Cash and cash equivalents at beginning of period	7.8	9.5
Cash and cash equivalents at end of period	$ 8.1	$ 9.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The June 30, 2001 condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's fiscal year 2001 Annual Report on Form 10-K.

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

2. Earnings Per Common Share

The calculations of earnings per share for the three months ended September 30, 2001 and 2000 are as follows:

(in millions, except per share data)	Three Months Ended September 30, 2001
	Basic	Diluted
Net income	$5.9	$5.9
Dividends accrued on convertible preferred stock, net of tax benefits	(0.5)	--
Assumed shortfall between common and preferred dividend	--	(0.2)
Earnings available for common stockholders	$5.4	$5.7

Weighted average number of common shares outstanding	22.2	22.2
Assumed conversion of preferred shares	--	.8
Effect of shares issuable under stock option plans	--	--
Weighted average common shares	22.2	23.0
Earnings per share	$.24	$.24

	Three Months Ended September 30, 2000
	Basic	Diluted
Income before cumulative effect of accounting change, net of tax	$15.3	$15.3
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	--
Assumed shortfall between common and preferred dividend	--	(0.2)
Earnings available for common stockholders	14.9	15.1
Cumulative effect of accounting change	(14.1)	(14.1)
Net income available for common stockholders	$0.8	$1.0

Weighted average number of common shares outstanding	22.0	22.0
Assumed conversion of preferred shares	--	0.8
Effect of shares issuable under stock option plans	--	0.1
Weighted average common shares	22.0	22.9
Earnings per share before cumulative effect of accounting change	$0.68	$0.66
Cumulative effect of accounting change	(0.64)	(0.62)
Earnings per share	$0.04	$0.04

3. Inventories

	September 30, 2001	June 30, 2001
	(in millions)
Finished and purchased products	$ 110.5	$ 108.7
Work in process	190.7	185.4
Raw materials and supplies	55.3	44.5
Total at current cost	356.5	338.6
Less excess of current cost over LIFO values	97.5	97.5
Total inventory	$ 259.0	$ 241.1

The current cost of LIFO-valued inventories was $291.1 million at
September 30, 2001 and $272.5 million at June 30, 2001.

4. Property, Plant and Equipment

	September 30, 2001	June 30, 2001
	(in millions)
Property, plant and equipment at cost	$1,354.0	$1,345.9
Less accumulated depreciation and amortization	607.5	593.7
	$ 746.5	$ 752.2

5. Stockholders' Equity Data

	September 30, 2001	June 30, 2001

Preferred shares issued	399.5	404.0

Common shares issued	23,286,469	23,267,519
Common shares in Treasury	(1,108,247)	(1,108,247)

Net common shares outstanding	22,178,222	22,159,272

6. Commitments and Contingencies

Environmental

Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. No additional accrual was made for the three months ended September 30, 2001. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by $.6 million which was included in cost of sales. The liability for environmental remediation costs remaining at September 30, 2001 was $6.6 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $6.6 million and $13.3 million.

Carpenter did not enter into any settlements of litigation relating to insurance coverages for environmental remediation sites during the first quarter of fiscal 2002. However, during fiscal 2001, Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million for the three months ended September 30, 2000. This income was reported in other income.

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

7. Business Segments

Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to disclose segment information on the same basis as that used internally by executive management to evaluate segment performance. Carpenter is organized on a product basis: Specialty Alloys, Titanium Alloys, Carpenter Powder Products, and Engineered Products. For the following segment reporting, the Specialty Alloys, Titanium Alloys, and Carpenter Powder Products segments have been aggregated into one reportable segment (Specialty Metals) because of the similarities in products, processes, customers, distribution methods and economic characteristics.

Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Sales are distributed both directly from production plants and from Carpenter’s distribution network.

Engineered Products includes structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials.

Effective July 1, 2001, management changed the basis for measuring the business segment’s profits to allocate additional corporate costs to the business segments, to allocate pension credits to the business segments to offset the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans charged to the operating segments, to show separately the remaining net pension credit, and to show separately other income and expense. All segment data for fiscal 2001 have been restated to reflect the current segment reporting structure. Sales between the segments are generally made at market-related prices.

The net pension credit represents the income relating to Carpenter’s overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, law and human resource departments as well as the corporate management staff. Other income and expense, net includes non-operating income and expense components, such as interest income, gains and losses from sales of fixed assets, and market valuation adjustments of investments in life insurance policies. Corporate assets are primarily domestic cash and cash equivalents, prepaid pension cost, corporate-owned life insurance and corporate operating assets.

Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data

	Three Months Ended
	September 30

	2001	2000

Net sales:
Specialty Metals	$215.7	$255.9
Engineered Products	35.7	37.6
Intersegment	(.3)	(.4)
Consolidated net sales	$251.1	$293.1

Operating income:
Specialty Metals	$ 12.3	$ 24.5
Engineered Products	3.9	5.0
Net pension credit
	4.3	10.1
Corporate costs
(4.3)
		(5.9)
Total operating income	16.2	33.7
Interest expense	(8.9)	(10.7)
Other income, net	1.7	2.2
Consolidated income before income taxes and cumulative effect of accounting change	$ 9.0	$ 25.2

	September 30, 2001	June 30, 2001

Total assets:
Specialty Metals	$1,304.1	$1,310.2
Engineered Products	100.8	102.5
Corporate assets	285.6	278.8
Consolidated total assets	$1,690.5	$1,691.5

8. Special Charge

During the fourth quarter of fiscal 2001, Carpenter incurred a special charge of $37.6 million before taxes that was recognized in the consolidated statement of income as a separate $36.0 million special charge, an addition to cost of sales of $1.2 million as a result of a writedown of inventory and an addition to selling and administrative expenses of $.4 million due to a writedown of accounts receivable. The components of this special charge are indicated below.

Due to the pending divestiture of four Engineered Products Group (EPG) business units that were considered non-strategic, the Company recorded a pre-tax charge of $19.3 million consisting of $15.7 million in writedowns of long-lived assets, $1.2 million in writedowns of inventory, $.4 million in writedowns of accounts receivable, $1.0 million in writedowns of other current and non current assets, and $1.0 million for related exit costs. The $15.7 million writedown of long-lived assets consisted of machinery and equipment - $9.2 million (book value prior to writedown of about $12.7 million), buildings - $2.1 million (book value prior to writedown of about $2.5 million), land - $.3 million (book value prior to writedown of about $.3 million), and goodwill - $4.1 million (book value prior to writedown of $4.1 million). The book value of other current and non current assets prior to the writedown was about $1.1 million. These business units had combined fiscal 2001 annual sales and a net operating loss (before the special charge) of about $25.0 million and $3.0 million, respectively. Operating results were immaterial for the three month periods ended September 30, 2001 and 2000. As of September 30, 2001, none of the business units were sold, but all are expected to be sold by June 30, 2002.

A reduction in workforce of approximately 100 salaried positions as a result of the realignment of Specialty Alloys Operations (SAO) and Corporate staff. As of September 30, 2001, this workforce reduction was substantially complete. The pre-tax charge of $9.1 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $7.6 million of the charge will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. There was also a $1.7 million pre-tax charge to writeoff certain SAO construction in progress due to the decision in the fourth quarter of fiscal 2001 to discontinue the capital project.

Carpenter incurred a one-time, non-cash charge of $7.5 million before taxes as a result of a May 2001 settlement agreement reached with the City of Bridgeport, Connecticut and the Bridgeport Port Authority in connection with the disposal of Carpenter's former steel mill property in Bridgeport. Under the settlement agreement, Carpenter received $9.25 million and retained responsibility for an existing oil deposit on the property, except to the extent the oil deposit is disturbed by the City of Bridgeport or the Bridgeport Port Authority or a third party acting on their behalf to develop the site.

9. Adoption of SAB 101

In the fourth quarter of fiscal 2001, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Carpenter's standard terms of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter's case was when payment was received. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000.

On April 1, 2001, Carpenter changed its terms of sale so that revenue can be recognized when product is shipped, in accordance with its historical practice. The combined effect of SAB 101 and the change in terms of sale increased fiscal 2001 sales by $138.0 million and income before cumulative effect of accounting change by $14.1 million, net of $9.4 million of tax. The cumulative effect at July 1, 2000 of this change in accounting principle was a charge of $14.1 million after taxes, or $.62 per diluted share.

As a result of adopting SAB 101 in fiscal 2001, all revenues reported by quarter through March 31, 2001 were deferred until cash was received. Results for the quarter ended June 30, 2001 included revenues from sales made in the quarter as well as collections on prior sales.

The fiscal 2001 restatements affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for the year. Carpenter's consolidated statements of income and cash flows for the first quarter of fiscal 2001 have been restated to include the effects of conforming to SAB 101. Previously reported net sales and net income for the first quarter of fiscal 2001 were $277.7 million and $11.1 million, respectively.

10. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, and will be tested for impairment at least annually. The Statement allows companies a 6-month period to identify potential goodwill impairment, and then, if there is an impairment, an additional 6-month period to calculate the impairment loss.

Carpenter has elected early implementation of SFAS 142 in fiscal 2002, consequently, effective July 1, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by Carpenter in fiscal 2001 was about $ 6.7 million.

Net income and earnings per share for the first quarter of fiscal 2001, adding back goodwill amortization of $1.6 million ($.07 per share) would have been $2.8 million and $.11 per share (both basic and diluted), respectively, had the provisions of SFAS 142 been applied for that period. Income before cumulative effect of accounting change would have been $16.9 million or $.75 per basic share and $.73 per diluted share had the provisions of SFAS 142 been applied for that period.

As of September 30, 2001, Carpenter had $27.2 million of trademarks and trade names that have a gross carrying value of $32.0 million and accumulated amortization of $4.8 million. As of June 30, 2001, Carpenter had $27.5 million of trademarks and trade names that have a gross carrying value of $32.0 million and accumulated amortization of $4.5 million. Carpenter has determined that the 30-year life previously assigned to these finite-lived assets is still appropriate, and has recorded $.3 million of amortization expense in the first quarters of fiscal 2002 and 2001. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets," which is effective for Carpenter in fiscal 2003. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of fiscal 2001, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Carpenter's standard terms of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter's case was when payment was received. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000.

On April 1, 2001, Carpenter changed its terms of sale so that revenue can be recognized when product is shipped, in accordance with its historical practice. The combined effect of SAB 101 and the change in terms of sale increased fiscal 2001 sales by $138.0 million and income before cumulative effect of accounting change by $14.1 million, net of $9.4 million of tax. The cumulative effect at July 1, 2000 of this change in accounting principle was a charge of $14.1 million after taxes, or $.62 per diluted share.

As a result of adopting SAB 101 in fiscal 2001, all revenues reported by quarter through March 31, 2001 were deferred until cash was received. Results for the quarter ended June 30, 2001 included revenues from sales made in the quarter as well as collections on prior sales.

The fiscal 2001 restatements affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for the year. Carpenter's consolidated statements of income and cash flows for the first quarter of fiscal 2001 have been restated to include the effects of conforming to SAB 101.

The following is a reconciliation of amounts on the income statement to amounts previously reported for net sales, gross profit, net income and diluted earnings per share for the first quarter of fiscal 2001:

	($ in millions)
	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Share
Amounts per income statement	$293.1	$ 71.9	$ 1.2	$.04
SAB 101 Effects:
Cumulative effect of accounting change	--	--	14.1	.62
Adjustment regarding timing of sales recognition	(15.4)	(6.9)	(4.2)	(.18)

Amounts as previously reported	$277.7	$ 65.0	$11.1	$.48

The discussion that follows compares actual results of operations for the three months ended September 30, 2001 with "Amounts as previously reported" for the three months ended September 30, 2000. For this comparison, both periods report results of operations on a consistent basis, as products are shipped (see footnote 9 to consolidated financial statements).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations - Three Months Ended September 30, 2001 vs.
Three Months Ended September 30, 2000 excluding SAB 101:

Net income for the quarter ended September 30, 2001 was $5.9 million compared with $11.1 million in the prior year period. Diluted earnings per share were $.24 compared with $.48 a year ago.

Net sales for the quarter decreased 9.6 percent from $277.7 million to $251.1 million for the same period a year ago. The $26.6 million decrease in net sales for the quarter was chiefly due to lower shipment levels offset by a richer sales mix. Most of the volume drop occurred in the Specialty Metals segment, and was a result of lower stainless steel shipments because of weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire. This lower volume was partially offset by higher shipments and improved pricing of titanium products to the aerospace and medical markets, and higher shipments of special alloys to the aerospace and medical markets. International sales increased 16 percent to $58.2 million from the first quarter a year ago, reflecting stronger demand, particularly in Europe.

The gross profit of 20.8 percent for the quarter was lower than last year's 23.4 percent. This decrease was chiefly due to lower production levels, higher depreciation costs and a reduced net pension credit. These negatives were partially offset by lower raw material costs and a richer sales mix in Specialty Alloys Operations.

Selling and administrative expenses as a percent of sales increased to 14.4 percent from 13.8 percent last year. However, in absolute terms, selling and administrative expenses were down $2.1 million compared with a year ago because of the elimination of goodwill amortization pursuant to SFAS 142, lower salaries and benefits expenses, and lower professional fees. These favorable items were partially offset by the increased software amortization, primarily E-business related costs.

Interest expense of $8.9 million is lower than last year by $1.8 million due to lower interest rates on short-term debt and lower current year debt levels.

Other income of $1.7 million in the current year is lower than last year by $.5 million. This decrease was principally a result of favorable adjustments included in last year's other income related to the disposition of certain subsidiaries acquired as part of the acquisition of Talley Industries, Inc.

Carpenter's effective tax rate (income taxes as a percent of income before taxes) for the quarter ended September 30, 2001 is 34.4 percent versus 39.0 percent a year ago. This rate is lower due to the impact of the elimination of the goodwill amortization pursuant to SFAS 142.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Business Segment Results:

The following is a reconciliation of the net sales and operating income including and excluding SAB 101 for the reportable segments during the first quarter of fiscal 2001:

($ in millions)
	Specialty Metals		Engineered Products
	Net Sales	Operating Income	Net Sales	Operating Income
Amounts including SAB 101	$ 255.9	$ 24.5	$ 37.6	$ 5.0
SAB 101 adjustment	(14.2)	(5.3)	(1.3)	(1.7)

Amounts excluding SAB 101	$ 241.7	$ 19.2	$ 36.3	$ 3.3

Specialty Metals Segment

Net sales for the quarter ended September 30, 2001 for this segment, which aggregates the Specialty Alloys Operations (SAO), Titanium, and Carpenter Powder Products (CPP) of Carpenter were $215.7 million, which were $26.0 million lower than in the same quarter a year ago. SAO sales decreased by 13 percent because of lower stainless steel shipments due to weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire. This volume drop was partially offset by higher shipments of special alloys to the aerospace and medical markets and a richer sales mix. Titanium sales increased 37 percent in the first quarter versus a year ago. Sales benefited from strong demand for aerospace and medical products and improved pricing. However, CPP’s sales declined 33 percent from the same period a year ago primarily because of lower tool steel sales due to depressed automotive market conditions.

Operating income for the Specialty Metals segment was $12.3 million, which was $ 6.9 million, lower than last year. This decrease was due primarily to SAO's lower shipment levels, lower production levels, and higher depreciation costs, offset by lower raw material costs, the elimination of goodwill amortization pursuant to SFAS 142 and an improved sales mix.

Engineered Products Segment

Net sales for this segment decreased about 2 percent. This group of companies has experienced strong demand related to aerospace, nuclear, power generation and industrial gas turbine applications. However, demand for automotive-related products has been weak, and demand for certain telecommunication products has been impacted by the general industry slowdown. Operating income was $3.9 million which was $.6 million higher than last year. The profit improvement was primarily due to lower administrative expenses, including the elimination of goodwill amortization pursuant to SFAS 142.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net Pension Credit:

The net pension credit represents the income relating to Carpenter’s overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The net pension credit was $4.3 million in the first quarter versus $10.1 million last year. The net pension credit is chiefly a result of the overfunded position of Carpenter's defined benefit pension plan. The lower level of the net pension credit versus the prior year was due primarily to the equity markets' investment losses on the pension and post retirement plan assets during fiscal 2001. This unfavorable variance from the previous year's level of net pension credits will continue for the balance of fiscal 2002.

Cash Flow and Financial Condition:

Carpenter has maintained the ability to provide cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

During the three months ended September 30, 2001, Carpenter's free cash flow (cash flow provided before financing activities less dividends paid) was $6.3 million versus $8.6 million a year ago. Cash from operations was $23.7 million for the current quarter as compared to $25.6 million a year ago.

Capital expenditures for plant, equipment and software consumed $9.8 million in cash during the first three months of fiscal 2002 versus $14.4 million for the same year ago period. Total capital expenditures for all of fiscal 2002 are anticipated to be about $40 million.

In August 2001, Carpenter issued $100 million of 10-year medium-term notes with a coupon of 7.625%. Carpenter used the net proceeds from the sale of the notes to reduce the outstanding principal amount under its short-term revolving credit agreements.

Financing of $275 million is available to the company under three revolving credit agreements with four financial institutions. As of September 30, 2001, $194.7 million was available under these facilities. The company is currently working with a group of financial institutions to refinance its three revolving credit facilities, which have maturity dates ranging from November 2001 through February 2002. As part of its refinancing, Carpenter intends to establish an accounts receivable purchase facility. Carpenter anticipates that accounts receivable sold under this facility will be less than 50% of total net accounts receivable and approximately 5% of tangible assets. The establishment of an accounts receivable purchase facility will be subject to negotiation and execution of documentation. In addition to the accounts receivable purchase facility, Carpenter intends to establish a five-year revolving credit facility and a 364-day revolving credit facility. The establishment of these facilities is subject to negotiation of terms and conditions and execution of documentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Total debt decreased $5.9 million since June 30, 2001 to a level of $516.8 million or 44.6 percent of capital, which was the same percent of capital at June 30, 2001.

At September 30, 2001, current assets exceeded current liabilities by $212.7 million (a ratio of 1.9 to 1). The current ratio is conservatively stated because certain inventories are valued $97.5 million less than the current cost as a result of using the LIFO method.

Carpenter believes that its present financial resources, both from internal and external sources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Environmental:

Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. No additional accrual was made for the three months ended September 30, 2001. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by $.6 million which was included in cost of sales. The liability for environmental remediation costs remaining at September 30, 2001 was $6.6 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $6.6 million and $13.3 million.

Carpenter did not enter into any settlements of litigation relating to insurance coverages for environmental remediation sites in fiscal 2002. However, during fiscal 2001, Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million for the three months ended September 30, 2000. This income was reported in other income.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Future Outlook:

Because of the tragic events of September 11th and the corresponding effects on many economic drivers, it is difficult to project earnings beyond the second quarter with any degree of accuracy. Therefore, based on our current view of business, Carpenter now anticipates that earnings per share for the second quarter of fiscal 2002 will be in the range of $.15 to $.25 per diluted share.

Forward-looking Statements

This Form 10-Q contains various "Forward-looking Statements" pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These statements are based on current expectations regarding future events that involve a number of risks and uncertainties which could cause actual results to differ from those of such forward-looking statements. These risks and uncertainties include those set forth in other filings made by Carpenter under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and also include the following factors: 1) the cyclical nature of the specialty materials business and certain end-use markets, including, but not limited to, aerospace, automotive, industrial products and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) economic, political or military conditions resulting from the tragic events of September 11th; 3) the continuing high levels of stainless steel imports into the United States; 4) the ability of Carpenter, along with other domestic producers of stainless steel products, to obtain and retain favorable rulings in dumping and countervailing duty claims against foreign producers; 5) the ability of Carpenter to recoup increased costs of electricity, natural gas and raw materials through increased prices and surcharges; 6) worldwide excess manufacturing capacity for certain alloys which Carpenter produces and fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain Carpenter products; 7) fluctuations in financial markets that could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension assets; 8) the critical importance of certain raw materials used by Carpenter, some of which are acquired from foreign sources and may be located in countries subject to unstable political and economic conditions, which may affect the prices or supply of these materials; 9) the susceptibility of export sales to the effects of export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations and political and economic instability; and 10) the effects on operations of changes in domestic and foreign governmental laws and public policy, including environmental regulations. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.
  On October 22, 2001, Carpenter Technology Corporation held its 2001 Annual Meeting of Stockholders.

  At the 2001 Annual Meeting, stockholders of Carpenter elected the following Directors to a three-year term which will expire at the 2004 Annual Meeting of Stockholders: Robert J. Lawless, Robert N. Pokelwaldt, Kathryn C. Turner and Stephen M. Ward, Jr. Voting for these Directors was as follows:
	For	Withheld
Robert J. Lawless	17,600,866	362,273
Robert N. Pokelwaldt	17,556,197	406,942
Kathryn C. Turner	17,581,811	381,328
Stephen M. Ward, Jr.	17,599,568	363,571

The following are the other Directors whose terms continued following the 2001 Annual Meeting: Marcus C. Bennett, William S. Dietrich II, Dennis M. Draeger, J. Michael Fitzpatrick, William J. Hudson, Marlin Miller, Jr., Peter C. Rossin and Kenneth L. Wolfe.

  Stockholders also approved the appointment of PricewaterhouseCoopers LLP as independent public accountants for Carpenter for fiscal 2002. The voting on this matter was as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers	17,770,538	148,044	44,557

Item 6. Exhibits and Reports on Form 8-K.

  The following document is filed as an Exhibit:

  Exhibits 3B and 4A. By-Laws of Carpenter Technology Corporation, as amended effective October 22,
  2001.

  Current Reports on Form 8-K were filed on behalf of Carpenter on July 10, 2001, July 27, 2001 and August 20, 2001. The Reports were dated respectively June 26, 2001, July 26, 2001 and August 13, 2001 and covered Item 5, Other Events. No financial statements were filed with these Reports.

Items 2, 3 and 5 are omitted as the answer is negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: November 14, 2001	_____________________________ Terrence E. Geremski Senior Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title	Page

3.		Articles of Incorporation and By-Laws

	B.	By-Laws as amended effective October 22, 2001 are attached as an Exhibit to this Quarterly Report on Form 10-Q.

4.		Instruments Defining Rights of Security Holders, Including Indentures

	A.	By-Laws as amended effective October 22, 2001, set forth in Exhibit 3B above.

E-1