Form 10-Q
period 2001-12-31
CARPENTER TECHNOLOGY CORP
filed 2002-02-14
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

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

Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 2002.

Common stock, $5 par value	22,184,974
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX

Page
Part I FINANCIAL INFORMATION
Consolidated Balance Sheet as of December 31, 2001 (unaudited) and June 30, 2001......................…………………………………	3
Consolidated Statement of Income (unaudited) for the Three and Six Months Ended December 31, 2001 and 2000………............	4
Consolidated Statement of Comprehensive Income (unaudited) for the Three and Six Months Ended December 31, 2001 and 2000.............................…………………………….	5
Consolidated Statement of Cash Flows (unaudited) for the Six Months Ended December 31, 2001 and 2000..……….....…………..	6
Notes to Consolidated Financial Statements (unaudited)..............................	7 - 17
Management's Discussion and Analysis of Financial Condition and Results of Operations.................………………………………	18 - 28
Forward-looking Statements...........................…………………………………	29

Part II OTHER INFORMATION............................……………………………..	30 -32

Signature........................................................................................................	33

Exhibit Index...................................................................................................	E-1

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
December 31 and June 30, 2001
(in millions)

	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS

Current assets:
Cash and cash equivalents	$ 8.0	$ 7.8
Accounts receivable, net	108.6	193.8
Inventories	255.4	241.1
Other current assets	15.7	16.4
Total current assets	387.7	459.1
Property, plant and equipment, net	737.1	752.2
Prepaid pension cost	240.3	225.6
Goodwill, net	158.9	161.7
Trademarks and trade names, net	27.0	27.5
Other assets	64.5	65.4
Total assets	$1,615.5	$1,691.5

LIABILITIES
Current liabilities:
Short-term debt	$ 26.1	$ 170.6
Accounts payable	68.6	82.3
Accrued liabilities	64.2	63.9
Deferred income taxes	.3	2.1
Current portion of long-term debt	10.2	25.2
Total current liabilities	169.4	344.1
Long-term debt, net of current portion	425.9	326.9
Accrued postretirement benefits	162.6	157.8
Deferred income taxes	178.1	177.8
Other liabilities	35.7	36.3

STOCKHOLDERS' EQUITY
Convertible preferred stock	24.9	25.4
Common stock	116.4	116.3
Capital in excess of par value - common stock	196.8	196.7
Reinvested earnings	372.3	378.4
Common stock in treasury, at cost	(38.3)	(38.4)
Deferred compensation	(12.1)	(13.1)
Accumulated other comprehensive income (loss)	(16.2)	(16.7)
Total stockholders' equity	643.8	648.6
Total liabilities and stockholders' equity	$1,615.5	$1,691.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three and six months ended December 31, 2001 and 2000
(in millions, except per share data)

	Three Months		Six Months
	2001	2000	2001	2000
NET SALES	$248.1	$292.2	$499.3	$585.3
COSTS AND EXPENSES:
Cost of sales	201.6	225.3	399.9	446.4
Selling and administrative expenses	36.1	38.0	72.8	76.3
Interest expense	9.1	10.6	18.0	21.3
Other income, net	(3.3)	(.8)	(5.0)	(3.0)
	243.5	273.1	485.7	541.0
Income before income taxes and cumulative effect of accounting change	4.6	19.1	13.6	44.3
Income taxes	1.1	5.7	4.2	15.6
Income before cumulative effect of accounting change	3.5	13.4	9.4	28.7
Cumulative effect of accounting change	--	--	--	(14.1)
NET INCOME	$ 3.5	$ 13.4	$ 9.4	$ 14.6

EARNINGS PER COMMON SHARE:
Basic:
Income before cumulative effect of accounting change	$ .14	$ .59	$ .38	$ 1.27
Cumulative effect of accounting change	--	--	--	(.64)
Net income	$ .14	$ .59	$ .38	$ .63
Diluted:
Income before cumulative effect of accounting change	$ .14	$ .58	$ .38	$ 1.24
Cumulative effect of accounting change	--	--	--	(.62)
Net income	$ .14	$ .58	$ .38	$ .62

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	22.2	22.0	22.2	22.0
Diluted	23.0	23.0	23.0	23.0

Cash dividends per common share	$ .33	$ .33	$ .66	$ .66

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
for the three and six months ended December 31, 2001 and 2000
(in millions)

	Three Months		Six Months
	2001	2000	2001	2000
Net income	$ 3.5	$13.4	$ 9.4	$14.6
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	--	--	--	.8
Net gains (losses) on derivative instruments, net of tax	4.3	(2.6)	.3	(2.3)
Unrealized loss on investment, net of tax	--	(.1)	--	(.1)
Foreign currency translation, net of tax	.6	(.3)	.2	(.3)

Comprehensive income	$ 8.4	$10.4	$ 9.9	$12.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the six months ended December 31, 2001 and 2000
(in millions)

	2001	2000
OPERATIONS:
Net income	$ 9.4	$ 14.6
Cumulative effect of accounting change	--	14.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	28.2	27.5
Amortization of intangible assets	6.4	7.6
Deferred income taxes	1.9	13.7
Net pension credit	(8.6)	(20.4)
Net loss (gain) on asset disposals	.2	(1.9)
Changes in working capital and other:
Receivables	85.2	(1.6)
Inventories	(14.3)	(5.9)
Accounts payable	(13.7)	(12.4)
Accrued current liabilities	2.3	.7
Other, net	(4.1)	1.3
Net cash provided from operations	92.9	37.3
INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(15.9)	(27.8)
Proceeds from disposals of plant and equipment	.3	7.9
Proceeds from sale of business	.2	--
Net cash used for investing activities	(15.4)	(19.9)
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES	77.5	17.4
FINANCING ACTIVITIES:
Change in short-term debt	(145.0)	4.1
Proceeds from issuance of long-term debt	98.4	--
Payments on long-term debt	(15.5)	(10.3)
Dividends paid	(15.5)	(15.4)
Proceeds from issuance of common stock	.3	2.4
Net cash used for financing activities	(77.3)	(19.2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.2	(1.8)
Cash and cash equivalents at beginning of period	7.8	9.5
Cash and cash equivalents at end of period	$ 8.0	$ 7.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The June 30, 2001 condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's fiscal year 2001 Annual Report on Form 10-K.

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

2.   Earnings Per Common Share

        The calculations of earnings per share for the periods ended December 31, 2001 and 2000 are as follows:

(in millions, except per share data)	Three Months Ended December 31		Six Months Ended December 31
	2001	2000	2001	2000
Basic:
Income before cumulative effect of accounting change, net of tax	$ 3.5	$13.4	$ 9.4	$28.7
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.5)	(0.9)	(0.9)
Earnings available for common stockholders	3.1	12.9	8.5	27.8
Cumulative effect of accounting change	--	--	--	(14.1)
Net income available for common stockholders	$ 3.1	$12.9	$ 8.5	$13.7

Weighted average common shares outstanding	22.2	22.0	22.2	22.0
Earnings per share before cumulative effect of accounting change	$0.14	$0.59	$0.38	$1.27
Cumulative effect of accounting change	--	--	--	(.64)
Earnings per share	$0.14	$0.59	$0.38	$0.63

	Three Months Ended December 31		Six Months Ended December 31
	2001	2000	2001	2000
Diluted:
Income before cumulative effect of accounting change, net of tax	$ 3.5	$13.4	$ 9.4	$28.7
Assumed shortfall between common and preferred dividend	(0.2)	(0.2)	(0.3)	(0.4)
Earnings available for common stockholders	3.3	13.2	9.1	28.3
Cumulative effect of accounting change	--	--	--	(14.1)
Net income available for common stockholders	$ 3.3	$13.2	$ 9.1	$14.2

Weighted average common shares outstanding	22.2	22.0	22.2	22.0
Assumed conversion of preferred shares	0.8	0.8	0.8	0.8
Effect of shares issuable under stock option plans	--	0.2	--	0.2
Adjusted weighted average common shares	23.0	23.0	23.0	23.0
Earnings per share before cumulative effect of accounting change	$0.14	$0.58	$0.38	$1.24
Cumulative effect of accounting change	--	--	--	(0.62)
Earnings per share	$0.14	$0.58	$0.38	$0.62

3.   Inventories

	December 31, 2001	June 30, 2001
	(in millions)
Raw materials and supplies	$ 54.4	$ 44.5
Work in process	168.1	185.4
Finished and purchased products	130.4	108.7
Total at current cost	352.9	338.6
Less excess of current cost over LIFO values	97.5	97.5
Total inventory	$ 255.4	$ 241.1

     The current cost of LIFO-valued inventories was $283.1 million at
December 31, 2001 and $272.5 million at June 30, 2001.

4.   Property, Plant and Equipment

	December 31, 2001	June 30, 2001
	(in millions)
Property, plant and equipment at cost	$1,356.7	$1,345.9
Less accumulated depreciation and amortization	619.6	593.7
	$ 737.1	$ 752.2

5.   Stockholders' Equity Data

	December 31, 2001	June 30, 2001

Preferred shares issued	395.9	404.0

Common shares issued	23,287,869	23,267,519
Common shares in Treasury	(1,104,295)	(1,108,247)

Net common shares outstanding	22,183,574	22,159,272

6. Commitments and Contingencies

     Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. No additional accrual was made for the six months ended December 31, 2001. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by
$.6 million which was included in cost of sales. No additional accrual was made for the three months ended December 31, 2000. The liability for environmental remediation costs remaining at December 31, 2001 was $6.5 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $6.5 million and $13.2 million.

    Carpenter did not enter into any settlements of litigation relating to insurance coverages for environmental remediation sites during the first and second quarters of fiscal 2002 or during the second quarter of fiscal 2001. However, during the first quarter of fiscal 2001, Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million for the three months ended September 30, 2000. This income was reported in other income.

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

7.     Business Segments

       Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information", requires companies to disclose segment information on the same basis as that used internally by executive management to evaluate segment performance. Carpenter is organized on a product basis: Specialty Alloys Operations, Titanium, Carpenter Powder Products, and Engineered Products. For the following segment reporting, the Specialty Alloys Operations, Titanium, and Carpenter Powder Products segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics.

     Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from Carpenter's production plants and its distribution network and through independent distributors.

     Engineered Products includes structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials.

     Effective July 1, 2001, management changed the basis for measuring the business segment's profits to allocate additional corporate costs to the business segments, to allocate pension credits to the business segments to offset the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans charged to the operating segments, to show separately the remaining net pension credit, and to show separately other income and expense, net. All segment data for fiscal 2001 have been restated to reflect the current segment reporting structure. Sales between the segments are generally made at market-related prices.

     The net pension credit represents the income relating to Carpenter's overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, law and human resource departments as well as the corporate management staff. Other income and expense, net, includes non-operating income and expense components, such as tariffs received from the U.S. Customs Department, interest income, gains and losses from sales of fixed assets, and market valuation adjustments of investments in life insurance policies. Corporate assets are primarily domestic cash and cash equivalents, prepaid pension cost, corporate-owned life insurance and corporate operating assets.

       Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data
  (in millions)

	Three Months Ended		Six Months Ended
	December 31		December 31

	2001	2000	2001	2000

Net sales:
Specialty Metals	$215.2	$256.1	$430.9	$512.0
Engineered Products	33.7	36.8	69.4	74.4
Intersegment	(.8)	(.7)	(1.0)	(1.1)
Consolidated net sales	$248.1	$292.2	$499.3	$585.3

Operating income:
Specialty Metals	$ 8.4	$ 20.7	$ 20.7	$ 45.1
Engineered Products	2.1	2.6	5.9	7.6
Net pension credit	4.4	10.2	8.5	20.3
Corporate costs
  (4.5)
		(4.6)
  (8.5)
				(10.4)
Total operating income	10.4	28.9	26.6	62.6
Interest expense	(9.1)	(10.6)	(18.0)	(21.3)
Other income, net	3.3	.8	5.0	3.0
Consolidated income before income taxes and cumulative effect of accounting change	$ 4.6	$ 19.1	$ 13.6	$ 44.3

	December 31, 2001	June 30, 2001

Total assets:
Specialty Metals	$1,226.4	$1,310.2
Engineered Products	98.5	102.5
Corporate assets	290.6	278.8
Consolidated total assets	$1,615.5	$1,691.5

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

  Due to the pending divestiture of four Engineered Products Group (EPG) business units that were considered non-strategic, the Company recorded a pre-tax charge of $19.3 million consisting of $15.7 million in writedowns of long-lived assets, $1.2 million in writedowns of inventory, $.4 million in writedowns of accounts receivable, $1.0 million in writedowns of other current and non current assets, and $1.0 million for related exit costs. The $15.7 million writedown of long-lived assets consisted of machinery and equipment - $9.2 million (book value prior to writedown of about $12.7 million), buildings - $2.1 million (book value prior to writedown of about $2.5 million), land - $.3 million (book value prior to writedown of about $.3 million), and goodwill - $4.1 million (book value prior to writedown of $4.1 million). The book value of other current and non current assets prior to the writedown was about $1.1 million. These business units had combined fiscal 2001 annual sales and a net operating loss (before the special charge) of about $25.0 million and $3.0 million, respectively. Operating results of these EPG business units were immaterial for the six-month periods ended December 31, 2001 and 2000. Two of the EPG business units have been sold--one in October 2001 and the second in January 2002. Active negotiations are ongoing for the sale of the third business unit, which is expected to be concluded before June 30, 2002. However, the sale of the fourth business unit is not expected until fiscal 2003.
  Carpenter implemented a reduction in its workforce of approximately 100 salaried positions as a result of the realignment of Specialty Alloys Operations (SAO) and Corporate staff. As of December 31, 2001, this workforce reduction was substantially complete. The pre-tax charge of $9.1 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $7.6 million of the charge will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. There was also a $1.7 million pre-tax charge to writeoff certain SAO construction in progress due to the decision in the fourth quarter of fiscal 2001 to discontinue the capital project.
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

The fiscal 2001 restatements affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for the year. Carpenter's consolidated statements of income and cash flows for the first two quarters of fiscal 2001 have been restated to include the effects of conforming to SAB 101. Previously reported net sales and net income for the second quarter of fiscal 2001 were $288.7 million and $13.3 million, respectively. Previously reported net sales and net income for the first two quarters of fiscal 2001 were $566.4 million and $24.4 million, respectively.

10.       Accounts Receivable Securitization

In December 2001, Carpenter and CRS Funding Corp., a wholly owned consolidated Special Purpose Entity, entered into a $75 million three-year accounts receivable purchase facility ("Purchase Facility") with an independent financial institution. Pursuant to the terms of the Purchase Facility, Carpenter sells certain of its accounts receivable to CRS Funding Corp. In turn, CRS Funding Corp. sells a participating interest in these accounts receivable to the independent financial institution. These transactions are treated as sales under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." All intercompany transactions and balances between Carpenter and CRS Funding Corp. are eliminated in the consolidated financial statements. Carpenter will continue to service the accounts receivable.

In December 2001, Carpenter capitalized CRS Funding Corp. with an initial contribution of $8.0 million in accounts receivable. Additionally, Carpenter sold approximately $77.8 million in accounts receivable to CRS Funding Corp. which sold a participating interest of $45.0 million in those accounts receivable to the independent financial institution. Carpenter received from CRS Funding Corp. $45.0 million in cash and a subordinated note for the balance of the accounts receivable sold. Carpenter used the cash received from the sale to pay down debt. Accordingly, the sale of the participating interest in the accounts receivable and the pay down of the debt result in removing the equivalent amount of accounts receivable and short-term debt from Carpenter's consolidated balance sheet, and increasing net cash provided from operations on the consolidated statement of cash flows.

The economic substance of the accounts receivable securitization is based on the sale of a portion of CRS Funding Corp.'s accounts receivable to an independent financial institution, and the receipt of cash at full value from the independent financial institution.  CRS Funding Corp.'s ability to continue raising capital under the Purchase Facility is dependent, in part, upon the amount and quality of the accounts receivable it purchases from Carpenter. Carpenter's accounts receivable at December 31, 2001, excluding the $45.0 million participating interest, was $108.6 million.

11.     Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets" which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, and will be tested for impairment at least annually. In the year of adoption, SFAS 142 allows companies a 6-month period to identify potential goodwill impairment, and then, if there is potential impairment, an additional 6-month period to calculate the loss, if any.

Carpenter has elected early implementation of SFAS 142 in fiscal 2002, consequently, effective July 1, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by Carpenter in fiscal 2001 was about $6.7 million.

Pursuant to SFAS 142, Carpenter performed a transitional assessment of goodwill by comparing each individual business unit's carrying amount of net assets, including goodwill, to their fair value. Fair value was estimated based upon discounted cash flow analyses and the use of market multiples. Because the carrying amount of several individual business units within the Specialty Metals segment exceeded the estimated fair value, Carpenter will be performing the second step of the transitional goodwill impairment test during the second half of fiscal 2002. This analysis will involve allocating the estimated fair values to the assets and liabilities of the individual business units, with the remaining balance designated as "implied goodwill". The amount of "implied goodwill" will be compared to goodwill as reported by the business units, and any shortfall will result in an impairment charge. This non-cash charge will be recognized as a change in accounting principle. We expect that a substantial portion of the $150.0 million Specialty Metals segment goodwill at June 30, 2001 could be impaired.

Net income and earnings per share for the second quarter of fiscal 2001, adding back goodwill amortization of $1.7 million ($.08 per basic share and $.07 per diluted share) would have been $15.1 million and $.67 per basic share and $.65 per diluted share, respectively, had the provisions of SFAS 142 been applied for that period.

Net income and earnings per share for the six months ended December 31, 2001, adding back goodwill amortization of $3.3 million ($.15 per basic share and $.14 diluted per share) would have been $17.9 million, $.78 per basic share and $.76 per diluted share, respectively, had the provisions of SFAS 142 been applied for that period. Income before cumulative effect of accounting change would have been $32.0 million or $1.42 per basic share and $1.38 per diluted share had the provisions of SFAS 142 been applied for that period.

Of the $161.7 million goodwill at June 30, 2001, $150.0 million relates to the Specialty Metals segment while $11.7 million relates to the Engineered Products segment. Of the $158.9 million goodwill at December 31, 2001, $147.2 million relates to the Specialty Metals segment while $11.7 million relates to the Engineered Products segment. Unrelated to the SFAS 142 goodwill assessment, there was a $2.8 million decrease in goodwill in the second quarter of fiscal 2002 due to a change in estimate relating to realization of certain tax assets for a previously acquired company in the Specialty Metals segment.

As of December 31, 2001, Carpenter had $27.0 million of trademarks and trade names that have a gross carrying value of $32.0 million and accumulated amortization of $5.0 million. As of June 30, 2001, Carpenter had $27.5 million of trademarks and trade names that have a gross carrying value of $32.0 million and accumulated amortization of $4.5 million. Carpenter has determined that the 30-year life previously assigned to these finite-lived assets is still appropriate, and has recorded $.2 million of amortization expense in the second quarters of fiscal 2002 and 2001, and $.5 million of amortization expense in the first six months of both fiscal 2002 and fiscal 2001. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

12.    New Accounting Pronouncement

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

The fiscal 2001 restatements affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for the year. Carpenter's consolidated statements of income and cash flows for the first two quarters of fiscal 2001 have been restated to include the effects of conforming to SAB 101.

Results of Operations - Three Months Ended December 31, 2001 vs.
Three Months Ended December 31, 2000 excluding SAB 101:

The following is a reconciliation of amounts on the income statement to amounts previously reported for net sales, gross profit, net income and diluted earnings per share for the second quarter of fiscal 2001:

	($ in millions)
	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Share
Amounts per income statement	$292.2	$ 66.9	$13.4	$.58
SAB 101 Effects:
Adjustment regarding timing of sales recognition	(3.5)	(0.2)	(0.1)	(.01)
Amounts as previously reported	$288.7	$ 66.7	$13.3	$.57

The discussion that follows compares actual results of operations for the three months ended December 31, 2001 with "Amounts as previously reported" for the three months ended December 31, 2000. For this comparison, both periods report results of operations on a consistent basis, as products are shipped (see footnote 9 to consolidated financial statements).

     Net income for the quarter ended December 31, 2001 was $3.5 million compared with $13.3 million in the prior year period. Diluted earnings per share were $.14 compared with $.57 a year ago.

     Net sales for the quarter decreased 14.0 percent from $288.7 million to $248.1 million. The $40.6 million decrease in net sales for the quarter was chiefly due to lower shipment levels partially offset by a richer sales mix. Most of the volume drop occurred in the Specialty Metals segment, and was a result of lower stainless steel shipments because of weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire. This lower volume was partially offset by higher shipments of titanium and high temperature products to the aerospace, medical, and power generation markets. International sales increased 22.0 percent to $65.3 million from the second quarter a year ago, reflecting stronger demand, particularly in Europe.

     The gross profit of 18.7 percent for the quarter was lower than last year's 23.1 percent. This decrease was primarily due to lower production levels, higher depreciation costs and a reduced net pension credit. These negatives were partially offset by lower raw material costs and a richer sales mix in Specialty Alloys Operations.

     Selling and administrative expenses as a percent of sales increased to 14.6 percent from 13.2 percent last year. However, in absolute terms, selling and administrative expenses were down $1.9 million compared with a year ago chiefly because of the elimination of goodwill amortization pursuant to SFAS 142 and lower salary costs. These favorable items were partially offset by increased software amortization, primarily related to E-business costs, and higher professional fees.

     Interest expense of $9.1 million was lower than last year by $1.5 million due to lower interest rates on short-term debt and lower current year debt levels.

     Other income of $3.3 million in the current year was higher than last year by $2.5 million. This increase was principally due to the receipt of $3.5 million of tariffs from the U.S. Customs Department under the "Dumping and Subsidy Offset Act of 2000."

     Carpenter's effective tax rate (income taxes as a percent of income before taxes) for the quarter ended December 31, 2001 was 23.9 percent versus 29.6 percent a year ago. This rate was lower due to the impact of the elimination of the goodwill amortization pursuant to SFAS 142. Both effective tax rates were lower than Carpenter's normal effective rate. The current quarter includes tax benefits associated with a change in estimate relating to the realization of certain tax assets, while last year's second quarter included adjustments with respect to certain state and foreign tax issues.

Business Segment Results:

     The following is a reconciliation of the net sales and operating income including and excluding SAB 101 for the reportable segments during the second quarter of fiscal 2001:

($ in millions)
	Specialty Metals		Engineered Products
	Net Sales	Operating Income	Net Sales	Operating Income
Amounts including SAB 101	$ 256.1	$ 20.7	$ 36.8	$ 2.6
SAB 101 adjustment	(2.1)	(0.1)	(1.4)	(0.1)
Amounts excluding SAB 101	$ 254.0	$ 20.6	$ 35.4	$ 2.5

Specialty Metals Segment

     Net sales for the quarter ended December 31, 2001 for this segment, which aggregates the Specialty Alloys Operations (SAO), Titanium, and Carpenter Powder Products (CPP), were $215.2 million, which were $38.8 million lower than the $254.0 million for the same quarter a year ago. SAO sales decreased by 16 percent because of lower stainless steel shipments due to: (1) weaker demand in the automotive, industrial and consumer markets, and (2) a high level of imports of bar, rod and wire. This volume drop was partially offset by higher shipments of high temperature products to the aerospace, medical, and power generation markets and a richer sales mix. Titanium's sales increased 17 percent in the second quarter versus a year ago. Sales benefited from strong demand for medical products which was partially offset by a slowdown in demand for aerospace fasteners. However, CPP's sales declined 39 percent from the same period a year ago primarily because of lower tool steel sales due to weak demand in the automotive market as well as a high level of imports.

     Operating income for the Specialty Metals segment was $8.4 million, which was $12.2 million lower than last year's $20.6 million. This decrease was due primarily to SAO's lower shipment levels, lower production levels, and higher depreciation costs, offset by lower raw material costs, the elimination of goodwill amortization pursuant to SFAS 142, and an improved sales mix.

Engineered Products Segment

     Net sales for this segment decreased $1.7 million or about 5 percent from $35.4 million to $33.7 million chiefly because demand for aerospace and automotive-related products has been weak, and demand for certain telecommunication products has been impacted by the general industry slowdown. Partially offsetting those factors, EPG has experienced strong demand related to nuclear and industrial gas turbine applications. Operating income was $2.1 million versus $2.5 million for last year. This $.4 million decrease was due to the sales shortfall, which was partially offset by lower administrative expenses resulting from lower salaries and benefits as well as the elimination of goodwill amortization pursuant to SFAS 142.

Results of Operations - Six Months Ended December 31, 2001 vs.
Six Months Ended December 31, 2000 excluding SAB 101:

     The following is a reconciliation of amounts on the income statement to amounts previously reported for net sales, gross profit, net income and diluted earnings per share for the six months ended December 31, 2000:

	($ in millions)
	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Share
Amounts per income statement	$ 585.3	$138.9	$ 14.6	$ .62
SAB 101 Effects:
Cumulative effect of accounting change	--	--	14.1	.62
Adjustment regarding timing of sales recognition	(18.9)	(7.2)	(4.3)	(.19)
Amounts as previously reported	$ 566.4	$131.7	$24.4	$1.05

The discussion that follows compares actual results of operations for the six months ended December 31, 2001 with "Amounts as previously reported" for the six months ended December 31, 2000. For this comparison, both periods report results of operations on a consistent basis, as products are shipped (see footnote 9 to consolidated financial statements).

     Net income for the six months ended December 31, 2001 was $9.4 million compared to $24.4 million for the same period a year ago. Diluted earnings per share were $.38 compared with $1.05 a year ago.

     Net sales for the first half of fiscal 2002 decreased 11.8 percent from $566.4 million to $499.3 million. The $67.1 million decrease in net sales for the period was chiefly due to lower shipment levels offset by a richer sales mix. Most of the volume drop occurred in the Specialty Metals segment, and was a result of lower stainless steel shipments because of weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire. This lower volume was partially offset by higher shipments of titanium and special alloys products to the aerospace, medical, and power generation markets. International sales increased 19 percent to $123.5 million from the year ago period, reflecting stronger demand, particularly in Europe.

     The gross profit of 19.9 percent for the six month period was lower than last year's 23.3 percent. This decrease was primarily due to lower production levels, higher depreciation costs and a reduced net pension credit. These negatives were partially offset by lower raw material costs and a richer sales mix in Specialty Alloys Operations.

     Selling and administrative expenses as a percent of sales increased to 14.6 percent from 13.5 percent last year. However, in absolute terms, selling and administrative expenses were down $3.5 million compared with a year ago because of the elimination of goodwill amortization pursuant to SFAS 142 and lower salary costs. These favorable items were partially offset by the increased software amortization, primarily related to E-business costs, and higher professional fees.

     Interest expense of $18.0 million was lower than last year by $3.3 million due to lower interest rates on short-term debt and lower current year debt levels.

     Other income of $5.0 million in the current year was higher than last year by $2.0 million. This increase was principally due to the receipt in December 2001 of $3.5 million of tariffs from the U.S. Customs Department under the "Dumping and Subsidy Offset Act of 2000." Fiscal 2001 included favorable adjustments in other income related to the disposition of certain subsidiaries acquired as part of the acquisition of Talley Industries, Inc.

     Carpenter's effective tax rate (income taxes as a percent of income before taxes) for the six months ended December 31, 2001 was 30.9 percent versus 34.3 percent a year ago. This rate was lower due to the impact of the elimination of the goodwill amortization pursuant to SFAS 142. Both effective tax rates were lower than Carpenter's normal effective rate. The current year includes tax benefits associated with a change in estimate relating to the realization of certain tax assets, while last year included adjustments with respect to certain state and foreign tax issues.

Business Segment Results:

The following is a reconciliation of the net sales and operating income including and excluding SAB 101 for the reportable segments for the six months ending December 31, 2000:

($ in millions)
	Specialty Metals		Engineered Products
	Net Sales	Operating Income	Net Sales	Operating Income
Amounts including SAB 101	$ 512.0	$ 45.1	$ 74.4	$ 7.6
SAB 101 adjustment	(16.3)	(5.4)	(2.7)	(1.8)
Amounts excluding SAB 101	$ 495.7	$ 39.7	$ 71.7	$ 5.8

Specialty Metals Segment

     Net sales for the six months ended December 31, 2001 for this segment, which aggregates the Specialty Alloys Operations (SAO), Titanium, and Carpenter Powder Products (CPP), were $430.9 million, which were $64.8 million lower than the $495.7 million for the same period a year ago. SAO sales decreased by 15 percent because of lower stainless steel shipments due to: (1) weaker demand in the automotive, industrial and consumer markets, and (2) a high level of imports of bar, rod and wire. This volume drop was partially offset by higher shipments of special alloys to the aerospace, medical, and powder generation markets and a richer sales mix. Titanium's sales increased 26 percent from the same period a year ago, benefiting from strong demand for medical products and improved pricing. However, CPP's sales declined 33 percent from the same period a year ago primarily because of lower tool steel sales due to weak demand in the automotive market as well as a high level of imports.

     Operating income for the Specialty Metals segment was $20.7 million, which was $19.0 million lower than last year's $39.7 million. This decrease was due primarily to SAO's lower shipment levels, lower production levels, and higher depreciation costs, offset by lower raw material costs, the elimination of goodwill amortization pursuant to SFAS 142, and an improved sales mix.

Engineered Products Segment

     Net sales for this segment decreased $2.3 million or about 3 percent from $71.7 million to $69.4 million chiefly because demand for automotive-related products has been weak, and demand for certain telecommunication products has been impacted by the general industry slowdown. Partially offsetting those factors, EPG has experienced strong demand related to nuclear and industrial gas turbine applications. Operating income was $5.9 million compared to $5.8 million for the same period last year. The lower administrative expenses during the six month period offset most of the net sales revenue decline.

Net Pension Credit:

     The net pension credit represents the income relating to Carpenter's overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The net pension credit was $8.5 million for the first half of fiscal 2002 versus $20.3 million last year. The net pension credit is chiefly a result of the overfunded position of Carpenter's defined benefit pension plan. The lower level of the net pension credit versus the prior year was due primarily to the equity markets' investment losses on the pension and post retirement plan assets during fiscal 2001. This unfavorable variance from the previous year's level of net pension credits will continue for the balance of fiscal 2002.

Cash Flow and Financial Condition:

     Carpenter has maintained the ability to provide cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     During the six months ended December 31, 2001, Carpenter's free cash flow (cash flow provided before financing activities less dividends paid), after the $45 million accounts receivable securitization, was $62.0 million versus $2.0 million a year ago. Cash from operations, after the $45 million accounts receivable securitization, was $92.9 million for the current period as compared to $37.3 million a year ago.

     Capital expenditures for plant, equipment and software used $15.9 million in cash during the first half of fiscal 2002 versus $27.8 million for the same year ago period. Total capital expenditures for all of fiscal 2002 are anticipated to be between $30-35 million.

     As part of Carpenter's debt refinancing strategy designed to enhance liquidity, it entered into a series of financing arrangements.  In August 2001, Carpenter issued $100 million of 10-year medium-term notes with a coupon of 7.625%. Carpenter used the net proceeds from the sale of the notes to reduce the outstanding principal amount under its short-term revolving credit agreements.

     In November 2001, Carpenter entered into a $125 million five-year unsecured credit facility ("Committed Facility") and a $75 million 364-day unsecured credit facility ("364-day Facility"). Borrowings under each of the facilities accrue at either a base rate or LIBOR plus applicable margin. The facilities contain two financial covenants, a debt-to-capital test and an EBITDA-to-interest coverage test. At December 31, 2001, the Company had $106 million available under its Committed Facility, after taking into account $9 million of outstanding letters of credit, and $59 million available under the 364-day Facility.

     In December 2001, Carpenter and CRS Funding Corp., a wholly owned consolidated Special Purpose Entity, entered into a $75 million three-year accounts receivable purchase facility ("Purchase Facility") with an independent financial institution. Pursuant to the terms of the Purchase Facility, Carpenter sells certain of its accounts receivable to CRS Funding Corp. In turn, CRS Funding Corp. sells a participating interest in these accounts receivable to the independent financial institution. These transactions are treated as sales under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." All intercompany transactions and balances between Carpenter and CRS Funding Corp. are eliminated in the consolidated financial statements. Carpenter will continue to service the accounts receivable.

     In December 2001, Carpenter capitalized CRS Funding Corp. with an initial contribution of $8.0 million in accounts receivable. Additionally, Carpenter sold approximately $77.8 million in accounts receivable to CRS Funding Corp. which sold a participating interest of $45.0 million in those accounts receivable to the independent financial institution. Carpenter received from CRS Funding Corp. $45.0 million in cash and a subordinated note for the balance of the accounts receivable sold. Carpenter used the cash received from the sale to pay down debt. Accordingly, the sale of the participating interest in the accounts receivable and the pay down of the debt result in removing the equivalent amount of accounts receivable and short-term debt from Carpenter's consolidated balance sheet, and increasing net cash provided from operations on the consolidated statement of cash flows.

     The economic substance of the accounts receivable securitization is based on the sale of a portion of CRS Funding Corp.'s accounts receivable to an independent financial institution, and the receipt of cash at full value from the independent financial institution. CRS Funding Corp.'s ability to continue raising capital under the Purchase Facility is dependent, in part, upon the amount and quality of the accounts receivable it purchases from Carpenter. Carpenter's accounts receivable at December 31, 2001, excluding the $45.0 million participating interest, was $108.6 million.

     Funds obtained under the Committed Facility, 364-day Facility and the Purchase Facility will be used for general corporate purposes. The Company's ability to borrow under the Committed Facility and 364-Day Facility are governed by covenants, while the ability to sell receivables under the Purchase Facility are governed by certain receivable performance ratios. The ability for Carpenter to obtain funds under each of these facilities is not contingent upon Carpenter maintaining a minimum debt rating. The applicable margin on borrowings under the Committed Facility and 364-Day Facility, however, is determined by the Company's debt rating. The Committed Facility, 364-Day Facility and the Purchase Facility replaced other credit facilities that were to mature between November 2001 and February 2002.

     A component of Carpenter's debt refinancing strategy is to maintain a certain level of floating rate debt relative to its fixed rate debt. In order to achieve this targeted level, the Company uses interest rate swaps. These instruments will obligate the Company to either pay a swap counterparty a floating interest in return for it receiving a fixed rate of interest or obligate the Company to pay a fixed rate of interest in return for it receiving a floating rate of interest. At December 31, 2001, Carpenter had entered into interest rate swaps with a notional principal amount of approximately $36 million.

     Total debt decreased $60.5 million since June 30, 2001 to a level of $462.2 million or 41.8 percent of capital, versus 44.6 percent of capital at June 30, 2001. All of the $45 million cash received from the sales of accounts receivable was used to pay down debt.

     Carpenter believes that its present financial resources, both from internal and external sources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Critical Accounting Policies and Estimates:

     The preparation of the consolidated financial statements requires Carpenter to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Carpenter evaluates its estimates, including those related to bad debts, customer claims, inventories, goodwill (see separate disclosure on pages 27-28), other intangible assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation, environmental liabilities (see separate disclosure on page 27), and derivative instruments and hedging activities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Carpenter believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Carpenter maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. If the financial condition of Carpenter's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Carpenter writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The prepaid pension asset on the balance sheet is chiefly a result of the overfunded status of Carpenter's major defined benefit plan. As a result of this prepaid pension asset, Carpenter records a pension credit on its income statement. The amount of the pension credit, which is determined annually, is based upon the value of the assets in the pension trust at fiscal year end as well as many actuarial assumptions, such as interest rates, inflation rates and employee demographics. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and, therefore, significantly impact the valuation of the assets in Carpenter's pension trust and the accounting for the pension assets.

     Long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. Carpenter evaluates long-lived assets for impairment by individual business unit.

     Carpenter's current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies are: (1) the use of commodity swaps and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities, and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. These derivatives have been designated as cash flow hedges and unrealized net gains and losses are recorded in the other comprehensive income component of stockholders' equity. Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the statement of income. If the anticipated future transactions are no longer expected to occur, unrealized gains and losses on the related hedge would be reclassified to the consolidated statement of income.

Environmental:

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. No additional accrual was made for the six months ended December 31, 2001. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by
$.6 million which was included in cost of sales. No additional accrual was made for the three months ended December 31, 2000. The liability for environmental remediation costs remaining at December 31, 2001 was $6.5 million. The estimated range of the reasonably possible future costs of remediation at superfund sites and at Carpenter-owned operating facilities is between $6.5 million and $13.2 million.

     Carpenter did not enter into any settlements of litigation relating to insurance coverages for environmental remediation sites during the first and second quarters of fiscal 2002 or during the second quarter of fiscal 2001. However, during the first quarter of fiscal 2001, Carpenter entered into partial settlements of litigation relating to insurance coverages for certain environmental remediation sites and recognized income before income taxes of $.6 million for the three months ended September 30, 2000. This income was reported in other income.

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

Goodwill Accounting:

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, and will be tested for impairment at least annually. In the year of adoption, SFAS 142 allows companies a 6-month period to identify potential goodwill impairment, and then, if there is potential impairment, an additional 6-month period to calculate the loss, if any.

     Carpenter has elected early implementation of SFAS 142 in fiscal 2002, consequently, effective July 1, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by Carpenter in fiscal 2001 was about $6.7 million.

     Pursuant to SFAS 142, Carpenter performed a transitional assessment of goodwill by comparing each individual business unit's carrying amount of net assets, including goodwill, to their fair value. Fair value was estimated based upon discounted cash flow analyses and the use of market multiples. Because the carrying amount of several individual business units within the Specialty Metals segment exceeded the estimated fair value, Carpenter will be performing the second step of the transitional goodwill impairment test during the second half of fiscal 2002. This analysis will involve allocating the estimated fair values to the assets and liabilities of the individual business units, with the remaining balance designated as "implied goodwill". The amount of "implied goodwill" will be compared to goodwill as reported by the business units, and any shortfall will result in an impairment charge. This non-cash charge will be recognized as a change in accounting principle. We expect that a substantial portion of the $150.0 million Specialty Metals segment goodwill at June 30, 2001 could be impaired.

Future Outlook:

     Despite some recent positive economic data, the company is cautious about the balance of its fiscal year, as it has not yet experienced an increase in order activity. Carpenter also is beginning to experience a slowdown in order activity for its aerospace related business. The economic slowdown, coupled with ongoing inventory reductions by customers, is expected to continue to impact shipments.

     Uncertainties about the timing of a recovery, the level of stainless imports, and the depth of decline in the aerospace business make it difficult to estimate the potential volume impact on Carpenter in the second half of fiscal 2002. The Company will continue to focus aggressively on working capital management, including a reduction in inventory levels. Although improving cash flow, the expected reduction in Carpenter's inventories will further negatively impact earnings performance.

     Accordingly, the company expects that results in the second half of fiscal 2002 will be lower than the first half and below break even. As a result, Carpenter could be marginally profitable for the fiscal year.

     Carpenter anticipates that its fiscal year 2002 free cash flow (cash flow provided before financing activities less dividends paid) will be $30-40 million, and will be used to pay down debt. Deteriorating economic or industry conditions could affect the ability of Carpenter's customers to pay within defined terms, which could impede the Company's ability to achieve its free cash flow target.

Forward-looking Statements

     This Form 10-Q contains various "Forward-looking Statements" pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter's Form 10-K, its Form 10-Q for its first fiscal quarter, Carpenter's most recently filed S-4 Registration Statement and the exhibits attached to those filings, and include (but are not limited to): 1) a high level of stainless imports, unfair trade practices of foreign producers, and worldwide excess capacity for certain alloys that Carpenter produces; 2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 3) the ability of Carpenter to recoup increased costs of fuel, such as natural gas, and raw materials, such as nickel, through increased prices and surcharges; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on Carpenter products; and 5) fluctuations in stock markets which could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension assets. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

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

Item 2. Changes in Securities and Use of Proceeds.

     Carpenter entered into a Five-Year Revolving Credit Agreement and a 364-Day Revolving Credit Agreement, both dated as of November 20, 2001, with First Union National Bank, JPMorgan Chase Bank and a number of other independent financial institutions as Lenders. These Credit Agreements provide that Carpenter may pay dividends to its shareholders provided that the payment of such dividends does not cause a material adverse affect on the company and does not result in a default under such Credit Agreements.

Item 4. Submission of Matters to a Vote of Security Holders.

     Voting results and a description of matters submitted to stockholders at Carpenter's October 22, 2001 Annual Meeting of Stockholders were included in the Form 1O-Q for the quarterly period ended September 30, 2001. Part II, Item 4 of Carpenter's Form 10- Q filed November 14, 2001 is incorporated herein by reference.

Item 5. Other Information.

     In November 2001, Carpenter entered into a $125 million five-year unsecured credit facility ("Committed Facility") and a $75 million 364-day unsecured credit facility ("364-day Facility"). Borrowings under each of the facilities accrue at either a base rate or LIBOR plus applicable margin. The facilities contain two financial covenants, a debt-to-capital test and an EBITDA-to-interest coverage test. At December 31, 2001, the Company had $106 million available under its Committed Facility, after taking into account $9 million of outstanding letters of credit, and $59 million available under the 364-day Facility.

     In December 2001, Carpenter and CRS Funding Corp., a wholly owned consolidated Special Purpose Entity, entered into a $75 million three-year accounts receivable purchase facility ("Purchase Facility") with an independent financial institution. Pursuant to the terms of the Purchase Facility, Carpenter sells certain of its accounts receivable to CRS Funding Corp. In turn, CRS Funding Corp. sells a participating interest in these accounts receivable to the independent financial institution. These transactions are treated as sales under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." All intercompany transactions and balances between Carpenter and CRS Funding Corp. are eliminated in the consolidated financial statements. Carpenter will continue to service the accounts receivable.

     In December 2001, Carpenter capitalized CRS Funding Corp. with an initial contribution of $8.0 million in accounts receivable. Additionally, Carpenter sold approximately $77.8 million in accounts receivable to CRS Funding Corp. which sold a participating interest of $45.0 million in those accounts receivable to the independent financial institution. Carpenter received from CRS Funding Corp. $45.0 million in cash and a subordinated note for the balance of the accounts receivable sold. Carpenter used the cash received from the sale to pay down debt. Accordingly, the sale of the participating interest in the accounts receivable and the pay down of the debt result in removing the equivalent amount of accounts receivable and short-term debt from Carpenter's consolidated balance sheet, and increasing net cash provided from operations on the consolidated statement of cash flows.

     The economic substance of the accounts receivable securitization is based on the sale of a portion of CRS Funding Corp.'s accounts receivable to an independent financial institution, and the receipt of cash at full value from the independent financial institution. CRS Funding Corp.'s ability to continue raising capital under the Purchase Facility is dependent, in part, upon the amount and quality of the accounts receivable it purchases from Carpenter. Carpenter's accounts receivable at December 31, 2001, excluding the $45.0 million participating interest, was $108.6 million.

Item 6. Exhibits and Reports on Form 8-K.

a. The following documents are filed as Exhibits:

Exhibit 10 - Material Contracts:
    Five-Year Revolving Credit Agreement dated as of November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers and with First Union National Bank, JPMorgan Chase Bank and a number of other independent financial institutions as Lenders.

    364-Day Revolving Credit Agreement dated as of November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers with First Union National Bank, JPMorgan Chase Bank and a number of other independent financial institutions as Lenders.

    Receivables Purchase Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association.

    Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp.

b. A Current Report on Form 8-K was filed on behalf of Carpenter on December 21, 2001. The Report was dated December 19, 2001 and covered a Press Release under Item 5, Other Events with respect to Carpenter's expected earnings for the quarter ended December 31, 2001. No financial statements were filed with the Report.

     Item 3 is omitted as the answer is negative or the item is not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: February 14, 2002	/s/Terrence E. Geremski Terrence E. Geremski Senior Vice President - Finance and Chief Financial Officer