Form 10-Q
period 2002-03-31
CARPENTER TECHNOLOGY CORP
filed 2002-05-14
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002.

Common stock, $5 par value Class	22,255,464 Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX

Page
Part I FINANCIAL INFORMATION
Consolidated Balance Sheet as of March 31, 2002, (unaudited) and June 30, 2001......................…………………………………	3
Consolidated Statement of Income (unaudited) for the Three and Nine Months Ended March 31, 2002 and 2001 ..……................	4
Consolidated Statement of Comprehensive Income (unaudited) for the Three and Nine Months Ended March 31, 2002 and 2001....................................…………………………….	5
Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended March 31, 2002 and 2001.......…….....…………..	6
Notes to Consolidated Financial Statements (unaudited)..............................	7 - 17
Management's Discussion and Analysis of Financial Condition and Results of Operations.................………………………………	18 - 28
Forward-looking Statements...........................…………………………………	29

Part II OTHER INFORMATION............................……………………………..	30

Signature........................................................................................................	31

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2002 (Unaudited) and June 30, 2001
(in millions)

	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 5.4	$ 7.8
Accounts receivable, net	141.5	193.8
Inventories	199.5	241.1
Other current assets	23.4	16.4
Total current assets	369.8	459.1
Property, plant and equipment, net	728.3	752.2
Prepaid pension cost	247.7	225.6
Goodwill, net	158.9	161.7
Trademarks and trade names, net	26.7	27.6
Other assets	63.2	65.3
Total assets	$1,594.6	$1,691.5

LIABILITIES
Current liabilities:
Short-term debt	$ 15.4	$ 170.6
Accounts payable	72.6	82.3
Accrued liabilities	57.4	63.9
Deferred income taxes	.5	2.1
Current portion of long-term debt	15.2	25.2
Total current liabilities	161.1	344.1
Long-term debt, net of current portion	420.9	326.9
Accrued postretirement benefits	165.2	157.8
Deferred income taxes	182.5	177.8
Other liabilities	34.4	36.3

STOCKHOLDERS' EQUITY
Convertible preferred stock	24.7	25.4
Common stock	116.5	116.3
Capital in excess of par value - common stock	197.0	196.7
Reinvested earnings	354.0	378.4
Common stock in treasury, at cost	(38.3)	(38.4)
Deferred compensation	(11.1)	(13.1)
Accumulated other comprehensive income (loss)	(12.3)	(16.7)
Total stockholders' equity	630.5	648.6
Total liabilities and stockholders' equity	$1,594.6	$1,691.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three and nine months ended March 31, 2002 and 2001
(in millions, except per share data)

	Three Months		Nine Months
	2002	2001	2002	2001
NET SALES	$250.2	$297.3	$749.5	$882.6
COSTS AND EXPENSES:
Cost of sales	222.3	231.2	622.1	678.1
Selling and administrative expenses	35.0	38.2	108.0	113.9
Interest expense	8.3	9.9	26.3	31.2
Other expense (income), net	.9	(.1)	(4.2)	(3.0)
	266.5	279.2	752.2	820.2
Income (loss) before income taxes and cumulative effect of accounting change	(16.3)	18.1	(2.7)	62.4
Income tax expense (benefit)	(5.8)	7.6	(1.6)	23.2
Income (loss) before cumulative effect of accounting change	(10.5)	10.5	(1.1)	39.2
Cumulative effect of accounting change	--	--	--	(14.1)
NET INCOME (LOSS)	$(10.5)	$ 10.5	$ (1.1)	$ 25.1

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Income (loss) before cumulative effect of accounting change	$ (.49)	$ .46	$ (.11)	$ 1.73
Cumulative effect of accounting change	--	--	--	(.64)
Net income (loss)	$ (.49)	$ .46	$ (.11)	$ 1.09
Diluted:
Income (loss) before cumulative effect of accounting change	$ (.49)	$ .45	$ (.11)	$ 1.69
Cumulative effect of accounting change	--	--	--	(.62)
Net income (loss)	$ (.49)	$ .45	$ (.11)	$ 1.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	22.2	22.1	22.2	22.0
Diluted	22.2	23.0	22.2	23.0

Cash dividends per common share	$ .33	$ .33	$ .99	$ .99

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
for the three and nine months ended March 31, 2002 and 2001
(in millions)

	Three Months		Nine Months
	2002	2001	2002	2001
Net income (loss)	$(10.5)	$10.5	$(1.1)	$25.1
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	--	--	--	.8
Net gains (losses) on derivative instruments, net of tax	3.5	(.5)	3.8	(2.8)
Unrealized loss on investment, net of tax	--	--	--	(.1)
Foreign currency translation, net of tax	.4	(.7)	.6	(1.0)

Comprehensive income (loss)	$ (6.6)	$ 9.3	$ 3.3	$22.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the nine months ended March 31, 2002 and 2001
(in millions)

	2002	2001
OPERATIONS:
Net income (loss)	$ (1.1)	$ 25.1
Cumulative effect of accounting change	--	14.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	42.1	41.6
Amortization of intangible assets	8.8	12.3
Deferred income taxes	4.1	19.3
Net pension credit	(12.8)	(30.3)
Net loss (gain) on asset disposals	.8	(2.4)
Changes in working capital and other:
Receivables	52.7	(2.2)
Inventories	41.7	(.9)
Accounts payable	(9.7)	(16.0)
Accrued current liabilities	(6.4)	(2.1)
Other, net	(6.4)	10.7
Net cash provided from operations	113.8	69.2
INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(24.0)	(39.6)
Proceeds from disposals of plant and equipment	.5	8.7
Proceeds from sales of businesses	3.0	--
Net cash used for investing activities	(20.5)	(30.9)
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES	93.3	38.3
FINANCING ACTIVITIES:
Change in short-term debt	(155.8)	(10.9)
Proceeds from issuance of long-term debt	98.3	--
Payments on long-term debt	(15.5)	(10.5)
Dividends paid	(23.3)	(23.1)
Proceeds from issuance of common stock	.6	2.5
Net cash used for financing activities	(95.7)	(42.0)
(DECREASE) IN CASH AND CASH EQUIVALENTS	(2.4)	(3.7)
Cash and cash equivalents at beginning of period	7.8	9.6
Cash and cash equivalents at end of period	$ 5.4	$ 5.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

     The accompanying unaudited consolidated financial statements of Carpenter Technology Corporation (hereinafter called "The Company" or "Carpenter") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The June 30, 2001 condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's fiscal year 2001 Annual Report on Form 10-K.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

2.   Earnings (Loss) Per Common Share

        The calculations of earnings (loss) per share for the periods ended March 31, 2002 and 2001 are shown below. No calculations are presented for the diluted losses per share for the three and nine months ended March 31, 2002 since the assumed conversion of preferred shares and the exercise of stock options are anti-dilutive.

(in millions, except per share data)	Three Months Ended March 31		Nine Months Ended March 31
	2002	2001	2002	2001
Basic:
Income (loss) before cumulative effect of accounting change, net of tax	$(10.5)	$10.5	$(1.1)	$39.2
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)	(1.3)	(1.3)
Earnings (loss) available for common stockholders	(10.9)	10.1	(2.4)	37.9
Cumulative effect of accounting change	--	--	--	(14.1)
Net income (loss) available for common stockholders	$(10.9)	$10.1	$(2.4)	$23.8

Weighted average common shares outstanding	22.2	22.1	22.2	22.0
Earnings (loss) per share before cumulative effect of accounting change	$(0.49)	$0.46	$(0.11)	$1.73
Cumulative effect of accounting change	--	--	--	(0.64)
Earnings (loss) per share	$(0.49)	$0.46	$(0.11)	$1.09
	Three Months Ended March 31		Nine Months Ended March 31
	2002	2001	2002	2001
Diluted:
Income before cumulative effect of accounting change, net of tax		$10.5		$39.2
Assumed shortfall between common and preferred dividends		(0.1)		(0.5)
Earnings available for common stockholders		10.4		38.7
Cumulative effect of accounting change		--		(14.1)
Net income available for common stockholders		$10.4		$24.6

Weighted average common shares outstanding		22.1		22.0
Assumed conversion of preferred shares		0.8		0.8
Effect of shares issuable under stock option plans		0.1		0.2
Adjusted weighted average common shares		23.0		23.0
Earnings (loss) per share before cumulative effect of accounting change	$(0.49)	$0.45	$(0.11)	$1.69
Cumulative effect of accounting change	--	--	--	(0.62)
Earnings (loss) per share	$(0.49)	$0.45	$(0.11)	$1.07

3.   Inventories

	March 31, 2002	June 30, 2001
	(in millions)
Raw materials and supplies	$ 52.4	$ 44.5
Work in process	139.0	185.4
Finished and purchased products	112.1	108.7
Total at current cost	303.5	338.6
Less excess of current cost over LIFO values	104.0	97.5
Total inventory	$ 199.5	$ 241.1

     The current cost of LIFO-valued inventories was $234.1 million at March 31, 2002 and $272.5 million at June 30, 2001. Reductions in LIFO-valued inventories resulted in additional costs of $6.5 million before taxes or $.19 per diluted share during the third quarter of fiscal 2002.

4.   Property, Plant and Equipment

	March 31, 2002	June 30, 2001
	(in millions)
Property, plant and equipment at cost	$1,358.3	$1,345.9
Less accumulated depreciation and amortization	630.0	593.7
	$ 728.3	$ 752.2

5.   Stockholders' Equity Data

	March 31, 2002	June 30, 2001

Preferred shares issued	392.5	404.0

Common shares issued	23,295,709	23,267,519
Common shares in Treasury	(1,104,295)	(1,108,247)

Net common shares outstanding	22,191,414	22,159,272

6.  Commitments and Contingencies

     Environmental

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. No additional accrual was made for the nine months ended March 31, 2002. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by $.6 million which was included in cost of sales. No additional accruals were made for the balance of fiscal 2001. The liability for environmental remediation costs remaining at March 31, 2002 was $6.4 million. A compliance status report is currently being prepared by an outside consultant to determine what, if any, potential remediation costs there may be at a former manufacturing site of a Talley Industries, Inc. subsidiary that was sold prior to Carpenter's acquisition of Talley Industries, Inc. The estimated range of the reasonably possible future costs of remediation at superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.4 million and $13.1 million.

     Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the selection of alternative remediation methodologies, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on Carpenter's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

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

     The net pension credit represents the income relating to Carpenter's overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, law and human resource departments as well as the corporate management staff. Other income and expense, net, includes non-operating income and expense components, such as tariffs received from the U.S. Customs Department, interest income, gains and losses from sales of fixed assets, and market valuation adjustments of investments in life insurance policies. Corporate assets are primarily domestic cash and cash equivalents, prepaid pension cost, corporate-owned life insurance and corporate plant, equipment and software.

     Carpenter's sales are not materially dependent on a single customer or small group of customers.

Segment Data
  (in millions)

	Three Months Ended March 31		Nine Months Ended March 31

	2002	2001	2002	2001

Net sales:
Specialty Metals	$219.8	$260.7	$650.8	$772.7
Engineered Products	30.9	36.9	100.3	111.3
Intersegment	(.5)	(.3)	(1.6)	(1.4)
Consolidated net sales	$250.2	$297.3	$749.5	$882.6

Operating income (loss):
Specialty Metals	$ (8.6)	$ 19.7	$ 12.1	$ 64.8
Engineered Products	2.0	2.6	7.9	10.2
Net pension credit	4.3	10.0	12.8	30.3
Corporate costs
   (4.8)
		(4.4)	(13.4)	(14.7)
Total operating income (loss)	(7.1)	27.9	19.4	90.6
Interest expense	(8.3)	(9.9)	(26.3)	(31.2)
Other income (expense), net	(.9)	.1	4.2	3.0

Consolidated income (loss) before income taxes and cumulative effect of accounting change	$ (16.3)	$ 18.1	$ (2.7)	$ 62.4

	March 31, 2002	June 30, 2001

Total assets:
Specialty Metals	$1,197.3	$1,310.2
Engineered Products	98.5	102.5
Corporate assets	298.8	278.8
Consolidated total assets	$1,594.6	$1,691.5

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
  Due to the pending divestiture of four Engineered Products Group (EPG) business units that were considered non-strategic, the Company recorded a pre-tax charge of $19.3 million consisting of $15.7 million in writedowns of long-lived assets, $1.2 million in writedowns of inventory, $.4 million in writedowns of accounts receivable, $1.0 million in writedowns of other current and non current assets, and $1.0 million for related exit costs. The $15.7 million writedown of long-lived assets consisted of machinery and equipment - $9.2 million (book value prior to writedown of about $12.7 million), buildings - $2.1 million (book value prior to writedown of about $2.5 million), land - $.3 million (book value prior to writedown of about $.3 million), and goodwill - $4.1 million (book value prior to writedown of $4.1 million). The book value of other current and non current assets prior to the writedown was about $1.1 million. These business units had combined fiscal 2001 annual sales and a net operating loss (before the special charge) of about $25.0 million and $3.0 million, respectively. Operating results of these EPG business units were immaterial for the nine-month periods ended March 31, 2002 and 2001. Two of the EPG business units have been sold--one in October 2001 and the second in January 2002. The sales of the two remaining business units are not expected to occur until fiscal 2003.
  Carpenter implemented a reduction in its workforce of approximately 100 salaried positions as a result of the realignment of Specialty Alloys Operations (SAO) and Corporate staff. As of March 31, 2002, this workforce reduction was substantially complete. The pre-tax charge of $9.1 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $7.6 million of the charge will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. There was also a $1.7 million pre-tax charge to writeoff certain SAO construction in progress due to the decision in the fourth quarter of fiscal 2001 to discontinue the capital project.
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

On April 1, 2001, Carpenter changed its terms of sale so that revenue is recognized when product is shipped, in accordance with its historical practice. The combined effect of SAB 101 and the change in terms of sale increased fiscal 2001 sales by $138.0 million and income before cumulative effect of accounting change by $14.1 million, net of $9.4 million of tax. The cumulative effect at July 1, 2000 of this change in accounting principle was a charge of $14.1 million after taxes, or $.62 per diluted share.

As a result of adopting SAB 101 in fiscal 2001, all revenues reported through March 31, 2001 were deferred until cash was received. Results for the quarter ended June 30, 2001 included revenues from sales made in the quarter as well as collections on prior sales.

The fiscal 2001 restatements affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for the year. Carpenter's consolidated statements of income and cash flows for the first three quarters of fiscal 2001 have been restated to include the effects of conforming to SAB 101. Previously reported net sales and net income for the third quarter of fiscal 2001 were $311.8 million and $11.6 million, respectively. Previously reported net sales and net income for the first three quarters of fiscal 2001 were $878.2 million and $36.0 million, respectively.

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

At March 31, 2002, CRS Funding Corp. owned approximately $95.3 million of Carpenter's accounts receivable, and sold a participating interest of $22.0 million to the independent financial institution. Carpenter received from CRS Funding Corp. $22.0 million in cash and a subordinated note for the balance of the accounts receivable sold. Carpenter used the cash received from the sale to pay down debt. Accordingly, the sale of the participating interest in the accounts receivable and the pay down of the debt result in removing the equivalent amount of accounts receivable and short-term debt from Carpenter's consolidated balance sheet, and increasing net cash provided from operations on the consolidated statement of cash flows.

The economic substance of the accounts receivable securitization is based on the sale of a portion of CRS Funding Corp.'s accounts receivable to an independent financial institution, and the receipt of cash at full value from the independent financial institution. CRS Funding Corp.'s ability to continue raising capital under the Purchase Facility is dependent, in part, upon the amount and quality of the accounts receivable it purchases from Carpenter. Carpenter's accounts receivable at March 31, 2002 were $141.5 million, after the $22.0 million accounts receivable securitization.

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

Carpenter has elected early implementation of SFAS 142 in fiscal 2002, consequently, effective July 1, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by Carpenter in fiscal 2001 was $6.7 million.

Pursuant to SFAS 142, Carpenter performed a transitional assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. Fair value was estimated based upon discounted cash flow analyses and the use of market multiples. Because the carrying amount of several individual reporting units within the Specialty Metals segment exceeded the estimated fair value, Carpenter began performing the second step of the transitional goodwill impairment test during the second half of fiscal 2002. This analysis involves allocating the estimated fair values to the assets and liabilities of the individual reporting units, with the remaining balance designated as "implied goodwill". The amount of "implied goodwill" will be compared to goodwill as reported by the reporting units, and any shortfall will result in an impairment charge. This non-cash, non-operating charge will be recognized as a change in accounting principle as of the beginning of fiscal 2002. A substantial portion of the $150.0 million Specialty Metals segment goodwill at June 30, 2001 could be impaired.

Net income and earnings per share for the third quarter of fiscal 2001, adding back goodwill amortization of $1.7 million ($.08 per basic share and $.07 per diluted share) would have been $12.2 million, $.54 per basic share and $.52 per diluted share.

Net income and earnings per share for the nine months ended March 31, 2001, adding back goodwill amortization of $5.0 million ($.23 per basic share and $.21 diluted per share) would have been $30.1 million, $1.32 per basic share and $1.28 per diluted share. Income before cumulative effect of accounting change would have been $44.2 million, $1.96 per basic share and $1.90 per diluted share.

Of the $161.7 million goodwill at June 30, 2001, $150.0 million relates to the Specialty Metals segment while $11.7 million relates to the Engineered Products segment. Of the $158.9 million goodwill at March 31, 2002, $147.2 million relates to the Specialty Metals segment while $11.7 million relates to the Engineered Products segment. Unrelated to the SFAS 142 goodwill assessment, there was a $2.8 million decrease in goodwill in the second quarter of fiscal 2002 due to a change in estimate relating to the realization of certain tax assets for a previously acquired company in the Specialty Metals segment.

As of March 31, 2002, Carpenter has $26.7 million of trademarks and trade names that have a gross carrying value of $32.0 million and accumulated amortization of $5.3 million. As of June 30, 2001, Carpenter had $27.5 million of trademarks and trade names that had a gross carrying value of $32.0 million and accumulated amortization of $4.5 million. Carpenter has determined that the 30-year life previously assigned to these finite-lived assets is still appropriate, and has recorded $.3 million of amortization expense in the third quarters of fiscal 2002 and 2001, and $.8 million of amortization expense in the first nine months of both fiscal 2002 and fiscal 2001. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

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

On April 1, 2001, Carpenter changed its terms of sale so that revenue is recognized when product is shipped, in accordance with its historical practice. The combined effect of SAB 101 and the change in terms of sale increased fiscal 2001 sales by $138.0 million and income before cumulative effect of accounting change by $14.1 million, net of $9.4 million of tax. The cumulative effect at July 1, 2000 of this change in accounting principle was a charge of $14.1 million after taxes, or $.62 per diluted share.

As a result of adopting SAB 101 in fiscal 2001, all revenues reported through March 31, 2001 were deferred until cash was received. Results for the quarter ended June 30, 2001 included revenues from sales made in the quarter as well as collections on prior sales.

The fiscal 2001 restatements affected the quarterly distribution of earnings during the year but had no effect on total net income or earnings per share for the year. Carpenter's consolidated statements of income and cash flows for the first three quarters of fiscal 2001 have been restated to include the effects of conforming to SAB 101.

Results of Operations - Three Months Ended March 31, 2002 vs.
Three Months Ended March 31, 2001 excluding SAB 101:

The following is a reconciliation of amounts on the income statement to amounts previously reported for net sales, gross profit, net income and diluted earnings per share for the third quarter of fiscal 2001:

	($ in millions)
	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Share
Amounts per consolidated statement of income	$297.3	$ 66.1	$10.5	$.45

SAB 101 Effects:
Adjustment regarding timing of sales recognition	14.5	1.9	1.1	.05

Amounts as previously reported	$311.8	$ 68.0	$11.6	$.50

The discussion that follows compares actual results of operations for the three months ended March 31, 2002 with "Amounts as previously reported" for the three months ended March 31, 2001. For this comparison, both periods report results of operations on a consistent basis, as products are shipped (see footnote 9 to the consolidated financial statements).

     The net loss for the quarter ended March 31, 2002 was $10.5 million or $.49 per diluted share versus net income of $11.6 million or $.50 per diluted share in the prior year period.

     Net sales for the quarter decreased 19.8 percent from $311.8 million to $250.2 million. The $61.6 million decrease in net sales for the quarter was chiefly due to lower shipment levels across most of Carpenter's major product lines and end use markets. Most of the volume drop occurred in the Specialty Metals segment. The majority of the volume drop was a result of lower stainless steel shipments because of weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire. The aerospace business, which includes mostly higher value products, also suffered from reduced volumes, as the expected decline in that market materialized during the quarter. Additionally, the Company experienced a slower growth rate in the power generation business as that market began to adjust production to meet a reduced level of demand. During the third quarter of fiscal 2002, Carpenter also experienced lower average selling prices and a weaker sales mix. However, international sales increased 3.0 percent to $65.5 million from the third quarter a year ago. The increased sales in Europe and Canada were partially offset by lower sales in Mexico.

     The gross profit of 11.2 percent for the quarter was lower than last year's 21.8 percent. This gross profit deterioration was primarily due to the effects of inventory management initiatives which increased costs by approximately $13.0 million because of lower production levels, taking additional manufacturing downtime and LIFO inventory layer liquidations at higher costs. In addition, the net pension credit was $5.3 million lower. Without these items, the gross profit would have been approximately 18.7 percent.

     Selling and administrative expenses as a percent of sales increased to 14.0 percent from 12.2 percent last year. However, in absolute terms, selling and administrative expenses were down $3.2 million compared with a year ago chiefly because of the elimination of goodwill amortization of $1.7 million pursuant to the adoption of SFAS 142, and $1.5 million lower salary expense. These reductions were partially offset by $1.4 million of higher professional fees associated mostly with our inventory reduction initiatives and a $.7 million increase in reserves for doubtful accounts.

     Interest expense of $8.3 million was lower than last year by $1.6 million due to lower interest rates on short-term debt and lower current year debt levels.

     Other expense/income, net for the quarter was an expense of $0.9 million in the current year compared to income of $0.1 million last year. This $1.0 million unfavorable change was principally due to losses on disposals of equipment this year versus a gain on the disposal of a warehouse last year.

     Carpenter's effective tax rate (income tax expense or benefit as a percent of income or loss before taxes) for the quarter ended March 31, 2002 was a benefit of 35.6 percent versus an expense of 42.1 percent a year ago. Fiscal 2001's third quarter rate was higher than normal due to an adjustment made in March of 2001 needed to bring the total annual effective tax rate up to 38 percent.

Business Segment Results:

     The following is a reconciliation of the net sales and operating income including and excluding SAB 101 for the reportable segments during the third quarter of fiscal 2001:

($ in millions)
	Specialty Metals		Engineered Products
	Net Sales	Operating Income	Net Sales	Operating Income
Amounts including SAB 101	$ 260.7	$ 19.7	$ 36.9	$ 2.6
SAB 101 adjustment	15.4	2.0	(0.8)	--

Amounts excluding SAB 101	$ 276.1	$ 21.7	$ 36.1	$ 2.6

Specialty Metals Segment

     Net sales for the quarter ended March 31, 2002 for this segment, which aggregates the Specialty Alloys Operations (SAO), Titanium, and Carpenter Powder Products (CPP), were $219.8 million or $56.3 million (20.4 percent) lower than the $276.1 million for the same quarter a year ago. SAO sales decreased by 20 percent principally because of lower stainless steel shipments due to: (1) weaker demand in the automotive, industrial and consumer markets, and (2) a high level of imports of bar, rod and wire, and because of lower forged bar and billet shipments due to deteriorating conditions in the aerospace market. Titanium's sales decreased 14 percent in the third quarter versus a year ago primarily because of a rapid decline in demand from the aerospace market. CPP's sales declined 38 percent from the same period a year ago primarily because of lower tool steel sales due to weak demand in the automotive market as well as a high level of imports.

     The operating loss for the Specialty Metals segment was $8.6 million versus operating income of $21.7 million for the same period a year ago. This decrease was due primarily to SAO's lower shipment levels, the unfavorable shift in the product mix sold, inventory management initiatives resulting in lower production levels and higher costs because of LIFO inventory layer liquidations, partially offset by lower raw material costs and elimination of goodwill amortization pursuant to the adoption of SFAS 142.

Engineered Products Segment

     Net sales for this segment decreased $5.2 million or 14.4 percent from $36.1 million to $30.9 million. The two EPG business units that were sold earlier this year accounted for $1.9 million of the year to year reduction. The balance of the reduction was chiefly related to reduced ceramic core sales that have applications in jet engine manufacturing. Operating income was $2.0 million versus $2.6 million for last year. This $.6 million decrease was due to the sales shortfall, which was partially offset by lower administrative expenses resulting from lower salaries and benefits, as well as the elimination of goodwill amortization pursuant to the adoption of SFAS 142.

Results of Operations - Nine Months Ended March 31, 2002 vs.
Nine Months Ended March 31, 2001 excluding SAB 101:

     The following is a reconciliation of amounts on the income statement to amounts previously reported for net sales, gross profit, net income and diluted earnings per share for the nine months ended March 31, 2001:

	($ in millions)
	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Share
Amounts per consolidated statement of income	$ 882.6	$204.5	$ 25.1	$1.07

SAB 101 Effects:
Cumulative effect of accounting change	--	--	14.1	.62
Adjustment regarding timing of sales recognition	(4.4)	(5.3)	(3.2)	(.14)

Amounts as previously reported	$ 878.2	$199.2	$36.0	$1.55

The discussion that follows compares actual results of operations for the nine months ended March 31, 2002 with "Amounts as previously reported" for the nine months ended March 31, 2001. For this comparison, both periods report results of operations on a consistent basis, as products are shipped (see footnote 9 to the consolidated financial statements).

     The net loss for the nine months ended March 31, 2002 was $1.1 million or $.11 per diluted share versus net income of $36.0 million or $1.55 per diluted share for the same period a year ago.

     Net sales for the first nine months of fiscal 2002 decreased 14.7 percent from $878.2 million to $749.5 million. The $128.7 million decrease in net sales was chiefly due to lower shipment levels throughout the period partially offset by a richer sales mix during the first half of fiscal 2002. Most of the volume drop occurred in the Specialty Metals segment, and was a result of lower stainless steel shipments because of weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire. International sales increased 13 percent to $189.0 million from the year ago period, reflecting stronger demand, particularly in Europe.

     The gross profit of 17.0 percent for the nine month period was lower than last year's 22.7 percent. This decrease was primarily due to lower production levels, a LIFO inventory layer liquidation at higher costs and a reduced net pension credit. These negatives were partially offset by lower raw material costs in Specialty Alloys Operations.

     Selling and administrative expenses as a percent of sales increased to 14.4 percent from 13.0 percent last year. However, in absolute terms, selling and administrative expenses were down $5.9 million compared with a year ago principally because of the elimination of goodwill amortization of $5.0 million pursuant to the adoption of SFAS 142.

     Interest expense of $26.3 million was lower than last year by $4.9 million due to lower interest rates on short-term debt and lower current year debt levels.

     Other expense/income, net of $4.2 million in the current year was higher than last year by $1.2 million. This increase was principally due to the receipt in December 2001 of $3.5 million of tariffs from the U.S. Customs Department under the "Dumping and Subsidy Offset Act of 2001." Fiscal 2001 included favorable adjustments related to the disposition of certain subsidiaries acquired as part of the acquisition of Talley Industries, Inc., and gains on the disposals of warehouses.

     Carpenter's effective tax rate (income tax expense or benefit as a percent of income or loss before taxes) for the nine months ended March 31, 2002 was a benefit of 59.3 percent versus an expense of 37.0 percent last year. The current year rate is higher than expected because it includes a $.7 million reduction in a tax valuation allowance that was recorded as a result of a change in estimate on the utilization of certain previously unrecognized tax assets.

Business Segment Results:

     The following is a reconciliation of the net sales and operating income including and excluding SAB 101 for the reportable segments for the nine months ending March 31, 2001:

	($ in millions)
	Specialty Metals		Engineered Products
	Net Sales	Operating Income	Net Sales	Operating Income
Amounts including SAB 101	$ 772.7	$ 64.8	$111.3	$10.2
SAB 101 adjustment	(0.9)	(3.4)	(3.5)	(1.8)

Amounts excluding SAB 101	$ 771.8	$ 61.4	$107.8	$ 8.4

Specialty Metals Segment

     Net sales for the nine months ended March 31, 2002 for this segment, which aggregates the Specialty Alloys Operations (SAO), Titanium, and Carpenter Powder Products (CPP), were $650.8 million or $121.0 million (15.7 percent) lower than the $771.8 million for the same period a year ago. SAO sales decreased by 17 percent because of lower stainless steel shipments due to: (1) weaker demand in the automotive, industrial and consumer markets, and (2) a high level of imports of bar, rod and wire. Titanium's sales increased 11 percent from the same period a year ago, benefiting from strong demand for medical products and improved pricing during the first half of fiscal 2002. CPP's sales declined 35 percent from the same period a year ago primarily because of lower tool steel sales due to weak demand in the automotive market as well as a high level of imports.

     Operating income for the Specialty Metals segment was $12.1 million, which was $49.3 million lower than last year's $61.4 million. This decrease was due primarily to SAO's lower shipment levels, lower production levels, a LIFO inventory layer liquidation at higher costs and higher professional fees. These negative factors were partially offset by lower raw material costs and the elimination of goodwill amortization pursuant to the adoption of SFAS 142.

Engineered Products Segment

     Net sales for this segment decreased $7.5 million or 7.0 percent from $107.8 million to $100.3 million. The two EPG business units that were sold earlier this year accounted for $3.9 million of the year to year reduction. The balance of the reduction was primarily attributable to weaker demand for aerospace and automotive-related products as well as weaker demand for certain telecommunication products because of the general industry slowdown. Partially offsetting those factors, EPG has experienced strong demand in the nuclear and various consumer product markets. Operating income was $7.9 million compared to $8.4 million for the same period last year. The lower administrative expenses during the nine month period offset much of the net sales revenue decline.

Net Pension Credit:

     The net pension credit represents the income relating to Carpenter's overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The net pension credit was $12.8 million for the first nine months of fiscal 2002 versus $30.3 million last year. The net pension credit is primarily attributable to the overfunded position of Carpenter's defined benefit pension plan. The lower level of the net pension credit versus the prior year was due primarily to the equity markets' investment losses on the pension and post retirement plan assets during fiscal 2001. This unfavorable variance from the previous year's level of net pension credits will continue for the balance of fiscal 2002.

Cash Flow and Financial Condition:

     Carpenter has maintained the ability to provide cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     During the nine months ended March 31, 2002, Carpenter's free cash flow (cash flow provided before financing activities less dividends paid), after the $22 million accounts receivable securitization, was $70.0 million versus $15.2 million a year ago. Cash provided from operations, after the $22.0 million accounts receivable securitization, was $113.8 million for the current period as compared to $69.2 million a year ago. Carpenter's efforts to improve working capital management by reducing inventories through the enhancement of its order management systems and the improvements in its production processes, as well as efforts to accelerate the collection of accounts receivable, contributed to the higher cash provided from operations and corresponding improved liquidity.

     Capital expenditures for plant, equipment and software used $24.0 million in cash during the first nine months of fiscal 2002 versus $39.6 million for the same year ago period. Total capital expenditures for all of fiscal 2002 are anticipated to be between $30-35 million.

     As part of Carpenter's debt refinancing strategy designed to enhance liquidity, it entered into a series of financing arrangements.  In August 2001, Carpenter issued $100 million of 10-year medium-term notes with a coupon of 7.625%. Carpenter used the net proceeds from the sale of the notes to reduce the outstanding principal amount under its short-term revolving credit agreements.

     In November 2001, Carpenter entered into a $125 million five-year unsecured credit facility ("Committed Facility") and a $75 million 364-day unsecured credit facility ("364-day Facility"). Borrowings under each of the facilities accrue at either a base rate or LIBOR plus applicable margin. The facilities contain two financial covenants, a debt-to-capital test and an EBITDA-to-interest coverage test. At March 31, 2002, the Company had $116 million available under its Committed Facility, after taking into account $9 million of outstanding letters of credit, and $60 million available under the 364-day Facility.

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

     At March 31, 2002, CRS Funding Corp. owned approximately $95.3 million of Carpenter's accounts receivable, and sold a participating interest of $22.0 million to the independent financial institution. Carpenter received from CRS Funding Corp. $22.0 million in cash and a subordinated note for the balance of the accounts receivable sold. Carpenter used the cash received from the sale to pay down debt. Accordingly, the sale of the participating interest in the accounts receivable and the pay down of the debt result in removing the equivalent amount of accounts receivable and short-term debt from Carpenter's consolidated balance sheet, and increasing net cash provided from operations on the consolidated statement of cash flows.

     The economic substance of the accounts receivable securitization is based on the sale of a portion of CRS Funding Corp.'s accounts receivable to an independent financial institution, and the receipt of cash at full value from the independent financial institution. CRS Funding Corp.'s ability to continue raising capital under the Purchase Facility is dependent, in part, upon the amount and quality of the accounts receivable it purchases from Carpenter. Carpenter's accounts receivable at March 31, 2002 were $141.5 million, after the $22.0 million accounts receivable securitization.

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

     As of March 31, 2002, Carpenter had $229 million of available borrowings under the above facilities.

     A component of Carpenter's debt refinancing strategy is to maintain a certain level of floating rate debt relative to its fixed rate debt. In order to achieve this targeted level, the Company uses interest rate swaps. These instruments will obligate the Company to either pay a swap counterparty a floating interest in return for it receiving a fixed rate of interest or obligate the Company to pay a fixed rate of interest in return for it receiving a floating rate of interest. At March 31, 2002, Carpenter had entered into interest rate swaps with a notional principal amount of approximately $61 million.

     Due to Carpenter's efforts to improve working capital management, total debt decreased $71.2 million since June 30, 2001 to a level of $451.5 million or 41.7 percent of capital, versus 44.6 percent of capital at June 30, 2001. All of the $22 million cash received from the sales of accounts receivable was used to pay down debt. Total obligations, including the $22.0 million due under the Purchase Facility, were $473.5 million at March 31, 2002.

     Carpenter believes that its present financial resources, both from internal and external sources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Critical Accounting Policies and Estimates:

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, Carpenter evaluates its estimates, including those related to bad debts, customer claims, inventories, goodwill (see separate disclosure on pages 27-28), other intangible assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation, environmental liabilities (see separate disclosure on page 27), and derivative instruments and hedging activities.

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

     The prepaid pension asset on the balance sheet is chiefly a result of the overfunded status of Carpenter's major defined benefit plan. As a result of this prepaid pension asset, Carpenter records a pension credit on its income statement. The amount of the pension credit, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as many actuarial assumptions, such as interest rates, inflation rates and employee demographics. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and, therefore, significantly impact the valuation of the assets in Carpenter's pension trust and the accounting for the pension assets.

     Long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows. Carpenter evaluates long-lived assets for impairment by individual business unit.

     Carpenter's current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity swaps and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities, and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. These derivatives have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders' equity. Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the statement of income. If the anticipated future transactions are no longer expected to occur, unrealized gains and losses on the related hedge would be reclassified to the consolidated statement of income.

Environmental:

     Carpenter is subject to various stringent federal, state and local environmental laws and regulations. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. No additional accrual was made for the nine months ended March 31, 2002. For the three months ended September 30, 2000, the liability for environmental remediation costs was increased by $.6 million which was included in cost of sales. No additional accruals were made for the balance of fiscal 2001. The liability for environmental remediation costs remaining at March 31, 2002 was $6.4 million. A compliance status report is currently being prepared by an outside consultant to determine what, if any, potential remediation costs there may be at a former manufacturing site of a Talley Industries, Inc. subsidiary that was sold prior to Carpenter's acquisition of Talley Industries, Inc. The estimated range of the reasonably possible future costs of remediation at superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.4 million and $13.1 million.

     Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the selection of alternative remediation methodologies, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based upon information presently available, such future costs are not expected to have a material effect on Carpenter's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

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

     Carpenter has elected early implementation of SFAS 142 in fiscal 2002, consequently, effective July 1, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by Carpenter in fiscal 2001 was $6.7 million.

     Pursuant to SFAS 142, Carpenter performed a transitional assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. Fair value was estimated based upon discounted cash flow analyses and the use of market multiples. Because the carrying amount of several individual reporting units within the Specialty Metals segment exceeded the estimated fair value, Carpenter began performing the second step of the transitional goodwill impairment test during the second half of fiscal 2002. This analysis involves allocating the estimated fair values to the assets and liabilities of the individual reporting units, with the remaining balance designated as "implied goodwill". The amount of "implied goodwill" will be compared to goodwill as reported by the reporting units, and any shortfall will result in an impairment charge. This non-cash, non-operating charge will be recognized as a change in accounting principle as of the beginning of fiscal 2002. A substantial portion of the $150.0 million Specialty Metals segment goodwill at June 30, 2001 could be impaired.

Future Outlook:

     Although recent economic news has been encouraging about the prospects of a recovery in the U.S. manufacturing sector, the Company has not yet seen a turnaround and, consequently, remains cautious about the balance of its fiscal year. While showing improvements in certain markets such as automotive, order activity remains depressed in most other consumer and industrial markets served by the Company. Also, a slowdown in the aerospace and power generation markets will challenge our business performance.

     Carpenter expects to benefit from the new tariffs against steel imports, which were put into place in March 2002 by the Bush Administration, as well as the new antidumping orders recently implemented against unfairly priced stainless bar imports. The Company is beginning to see a modest improvement in stainless volume; however, a significant improvement will be dependent on resumption of capital spending in its key markets.

     A weak U.S. manufacturing environment and a continued focus on inventory management will continue to depress near-term operating performance. Given the softening conditions in the aerospace and power generation markets, coupled with the uncertain timing of a recovery in the manufacturing sector, Carpenter expects to report a net loss of approximately $.20 per diluted share in the fourth quarter.

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

Forward-looking Statements

     This Form 10-Q contains various "Forward-looking Statements" pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter's Form 10-K, its Form 10-Q for its second fiscal quarter, Carpenter's most recently filed S-4 Registration Statement and the exhibits attached to those filings, and include (but are not limited to): 1) a high level of stainless imports, unfair trade practices of foreign producers, and worldwide excess capacity for certain alloys that Carpenter produces; 2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 3) the ability of Carpenter to recoup increased costs of fuel, such as natural gas, and raw materials, such as nickel, through increased prices and surcharges; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on Carpenter products; and 5) fluctuations in stock markets which could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension assets. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

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

Item 6. Exhibits and Reports on Form 8-K.

a. No documents are filed as Exhibits.

b. No Current Report on Form 8-K was filed on behalf of Carpenter during the quarter ended March 31, 2002.

     Items 2, 3, 4 and 5 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation (Registrant)

Date: May 14, 2002	s/Terrence E. Geremski Terrence E. Geremski Senior Vice President - Finance and Chief Financial Officer