Form 10-K
period 2002-06-30
CARPENTER TECHNOLOGY CORP
filed 2002-09-23
CIK 17843

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2002

Commission file number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1047 N. Park Road, Wyomissing, Pennsylvania	19610-1339
(Address of principal executive offices)	(Zip Code)

610-208-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $5 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of August 31, 2002, 22,343,752 shares of Common Stock of Carpenter Technology Corporation were outstanding. The aggregate market value of Common Stock held only by non-affiliates was $414,190,061 (based upon its closing transaction price on the Composite Tape on August 30, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2002 definitive Proxy Statement, dated September 26, 2002.

The Exhibit Index appears on pages E-1 to E-4.

PART I

Item 1.     Business

(a) General Development of Business:

Carpenter Technology Corporation (hereinafter called “the Company” or “Carpenter”), incorporated in 1904, is engaged in the manufacturing, fabrication, and distribution of specialty metals and certain engineered products. There were no significant changes in the form of organization or mode of conducting business of Carpenter during the year ended June 30, 2002.

(b) Financial Information About Segments:

Carpenter is organized on a product basis: Specialty Alloys Operations, Titanium, Carpenter Powder Products, and Engineered Products. For segment reporting, the Specialty Alloys Operations, Titanium, and Carpenter Powder Products segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics. See note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

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

Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from Carpenter’s production plants and its distribution network as well as through independent distributors.

Engineered Products includes the manufacture and sales of structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials.

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

Ceramics and other materials—

Certain engineered products, including ceramic cores for casting ranging from small simple configurations to large complex shapes and structural ceramic components. Also, metal injected molded designs in a variety of materials, ultra-hard parts and precision welded tubular products, as well as drawn solid tubular shapes.

Titanium products—

A corrosion resistant, highly specialized metal with a combination of high strength and low density. Most common uses are in aircraft, medical devices, sporting equipment and chemical and petroleum processing.

Tool and other steels—

Tool and die steels which are extremely hard alloys used for tooling and other wear-resisting components in metalworking operations such as stamping, extrusion and machining. Other steels include carbon steels purchased for distribution and other miscellaneous products.

(2) Classes of Products:

The approximate percentage of Carpenter’s net sales contributed by the major classes of products for the last three fiscal years are as follows:

	2002		2001		2000
	($ in millions)
Stainless steels	$395.7	40%	$513.0	43%	$532.4	48%
Special alloys	367.9	38%	425.6	36%	310.6	28%
Ceramics and other materials	94.0	10%	115.0	10%	99.8	9%
Titanium products	82.5	8%	81.2	7%	88.7	8%
Tool and other steels	37.0	4%	51.3	4%	77.6	7%

Net sales before accounting change	977.1	100%	1,186.1	100%	1,109.1	100%

Effect of accounting change	—		138.0		—

Total net sales	$977.1		$1,324.1		$1,109.1

In the fourth quarter of fiscal 2001, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. Carpenter’s standard terms of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter’s case was when payment was received. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000.

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

The fiscal 2001 restatements affected the quarterly distribution of earnings during fiscal 2001, but had no effect on total net income or earnings per share for that year. Carpenter’s consolidated statements of operations and cash flows for the first three quarters of fiscal 2001 have been restated in the fiscal 2001 10-K to include the effects of conforming to SAB 101. See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Fiscal 2000 net sales have been restated due to the adoption, effective July 1, 2000, of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers. See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

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

(5) Seasonality of Business:

Carpenter’s sales and operational results are normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest—principally because of annual plant vacation and maintenance shutdowns in this period by Carpenter as well as by many of its customers. The second half of the fiscal year is typically stronger than the first half. However, the timing of major changes in both the general economy and the markets for Carpenter’s products, as occurred in fiscal 2002, can alter this pattern. The tragic events of September 11th and the corresponding effects on many economic drivers, as well as weaker demand, especially in the aerospace and power generation markets, and a leaner product mix contributed to net sales being much lower than normal in the fourth quarter of fiscal 2002 (three months ended June 30). Over the longer time frame, the historical patterns generally prevail.

The chart below shows the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2002	Including SAB 101(1) 2001	Pro Forma Excluding SAB 101(1) 2001	2000
September 30	26%	22%	24%	22%
December 31	25%	22%	24%	23%
March 31	26%	23%	26%	27%
June 30	23%	33%	26%	28%

	100%	100%	100%	100%

(1)	Refer to previous discussion of SAB 101 included in Item 1(c)(2) Classes of Products.

The above trends were also affected by the acquisitions of businesses. Fiscal 2000 includes the effects of the acquisition of Anval on February 1, 2000.

(6) Customers:

Carpenter is not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect.

(7) Backlog:

As of June 30, 2002 Carpenter had a backlog of orders, believed to be firm, of approximately $190 million, substantially all of which is expected to be shipped within the current fiscal year. The backlog as of June 30, 2001 was approximately $305 million. A number of different products may, in certain instances, be substituted for Carpenter’s finished products.

(8) Competition:

Carpenter’s business is highly competitive. Carpenter supplies materials to a wide variety of end-use market sectors, none of which consumes more than about 30 percent of Carpenter’s output, and competes with various companies depending on end-use sector, product or geography. A number of different products may, in certain instances, be substituted for Carpenter’s finished products.

There are approximately 10 domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more product sectors. There are several dozen smaller producing companies and converting companies in the United States who are competitors. Carpenter also competes directly with several hundred independent distributors of products similar to those distributed by Carpenter. Additionally, numerous foreign producers export into the United States various specialty metal products similar to those produced by Carpenter. Furthermore, new stainless steel capacity continues to be added worldwide. In 2001, a report prepared by the Specialty Steel Industry of North America indicated that more than one million tons of new stainless bar and rod capacity is expected to be added worldwide by 2004. This represents about a 40 percent increase in current total global stainless bar and rod capacity. Most of this new capacity is expected to be focused on the production and worldwide consumption of stainless commodity products.

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Such pricing practices have usually been supported by foreign governments through direct and indirect subsidies. These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2001 levels at about 46% for stainless bar, 79% for stainless rod and 51% for stainless wire.

Because of the unfair trade practices and the resulting injury, Carpenter has joined with other domestic producers in the filing of trade actions against foreign producers who have dumped their stainless steel products into the United States. As a result of these actions, the U.S. Department of Commerce issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to about 63% of their value and on imports of stainless rod from Brazil, France and India at rates ranging up to about 49% of their value. Those orders will continue in effect until January 2006 and July 2005, respectively.

Additional antidumping orders are in place with regard to imports of stainless rod from Italy, Japan, Korea, Spain, Sweden and Taiwan at rates ranging up to 34% of their value. Countervailing duty orders are also in place against stainless rod imports from Italy. These orders were established in 1998 and will continue in effect until September 2003. New antidumping orders were issued in March 2002 against imports of stainless bar from France, Germany, Italy, Korea and the United Kingdom and will continue in effect until March 2007.

In a related matter, President George W. Bush announced in June 2001 the implementation of a three-part multilateral initiative on steel. The first part consisted of the initiation with the ITC of a

Section 201 trade action against imports of selected steel products, including several specialty steel products. This action led to the imposition of additional tariffs for a period of three years against imports of stainless bar, rod and wire from most of the steel producing countries of the world. The other two parts included the initiation of multilateral negotiations to reduce excess world steel capacity and to eliminate government subsidies and other trade distortive practices.

(9) Research, Product and Process Development:

Carpenter’s expenditures for company-sponsored research and development were $12.9 million, $14.7 million and $14.4 million in fiscal 2002, 2001 and 2000, respectively.

(10) Environmental Regulations:

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs which represent management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation. For further information on environmental remediation, see the Contingencies section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

The costs of maintaining and operating environmental control equipment were $5.1 million and $6.1 million for fiscal 2002 and 2001, respectively. The capital expenditures for environmental control equipment were $.4 million and $1.3 million for fiscal 2002 and 2001, respectively. Carpenter anticipates spending approximately $2.6 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $.7 million in both fiscal 2003 and 2004. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11) Employees:

As of June 30, 2002, Carpenter and its affiliates had 5,163 employees, including 282 on indefinite furlough. As of June 30, 2001, Carpenter and its affiliates had 5,767 employees, including 53 on indefinite furlough.

(d) Financial Information About Foreign and Domestic Operations and Export Sales:

Sales outside of the United States, including export sales, were $249.1 million, $244.2 million and $209.7 million in fiscal 2002, 2001 and 2000, respectively.

Reference note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 2.     Properties

The primary locations of Carpenter’s specialty metals manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida and Crawley, England. The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg and Crawley plants are owned. The Clearwater plant is owned, but the land is leased.

The primary locations of Carpenter’s engineered products manufacturing operations are: Wood-Ridge, New Jersey; Wilkes-Barre, Pennsylvania; Twinsburg, Ohio; Auburn, California; El Cajon, California; Palmer, Massachusetts; Corby, England; Querétaro, Mexico and Monash, Australia. The El Cajon, Corby and Querétaro plants are owned, while the rest of the locations are leased. The land at the El Cajon plant is leased.

The Reading plant has an annual practical melting capacity of approximately 231,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations. During the years ended June 30, 2002 and 2001, the plant operated at approximately 67 percent and 76 percent, respectively, of its melting capacity.

The Talley Metals plant in Hartsville, South Carolina has an annual hot rolling capacity of approximately 78,500 tons. The annual tons shipped will be less than the tons hot rolled due to processing losses and finishing operations. During the year ended June 30, 2002 and 2001, the plant operated at approximately 57 percent and 56 percent, respectively, of its hot rolling capacity.

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

Item 3.     Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to the business of Carpenter. There are no material proceedings to which any Director, Officer, or affiliate of Carpenter, or any owner of more than five percent of any class of voting securities of Carpenter, or any associate of any Director, Officer, affiliate, or security holder of Carpenter, is a party adverse to Carpenter or has a material interest adverse to the interest of Carpenter or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of Carpenter, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of the current assets of Carpenter, or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the names of corporate executive officers as of fiscal year end, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Terrence E. Geremski, who joined Carpenter January 29, 2001.

Dennis M. Draeger, previously Carpenter’s Chairman, President and Chief Executive Officer, became Chairman and Chief Executive Officer effective July 1, 2002. Prior to his being Chairman, President and Chief Executive Officer, Mr. Draeger was President and Chief Operating Officer from June 1999 through July 2001, Executive Vice President of Carpenter beginning 1998 and Senior Vice President—Specialty Alloys Operations beginning 1996. Mr. Draeger was a Director of Carpenter from 1992 through June 1996, at which time he resigned from the Board, and was re-elected as a Director effective June 1, 1999.

Terrence E. Geremski was elected Senior Vice President—Finance and Chief Financial Officer effective January 29, 2001. Mr. Geremski previously served as Executive Vice President and Chief Financial Officer and as a director of Guilford Mills, Inc., Greensboro, North Carolina. He was employed by Guilford Mills in various financial positions from 1992 through August 2000, with the most current position held being Executive Vice President and Chief Financial Officer. Mr. Geremski’s experience also includes Dayton Walther Corp., Dayton, Ohio; Varity Corp. (formerly Massey-Ferguson), Toronto, Ontario and Buffalo, New York; and Morris Bean & Co., Yellow Springs, Ohio. He began his career with Price Waterhouse in Chicago. Guilford Mills filed for reorganization under Chapter 11 of the federal bankruptcy laws on March 13, 2002.

Michael L. Shor was elected Senior Vice President—Specialty Alloys Operations, effective January 31, 2000. Prior to that, Mr. Shor held the following positions within Specialty Alloys Operations: Vice President—Manufacturing Operations from March 3, 1997 through January 30, 2000; General Manager—Global Marketing and Product Services from July 13, 1995 through March 2, 1997; and General Manager—Marketing from October 1, 1994 through July 12, 1995.

Robert J. Torcolini was elected Carpenter’s President and Chief Operating Officer and Director, effective July 1, 2002. Mr. Torcolini had been Senior Vice President—Engineered Products Operations, since January 31, 2000, President of Dynamet, Incorporated, a subsidiary of Carpenter Technology Corporation since February 28, 1997 and was Vice President—Manufacturing Operations—Specialty Alloys Operations from January 29, 1993 through February 27, 1997.

Name	Age	Positions	Assumed Present Position
Dennis M. Draeger	61	Chairman and Chief Executive Officer Director	July 2002
Terrence E. Geremski	55	Senior Vice President— Finance & Chief Financial Officer	January 2001
Robert W. Lodge	59	Vice President— Human Resources	September 1991
Michael L. Shor	43	Senior Vice President— Specialty Alloys Operations	January 2000
Robert J. Torcolini	51	President and Chief Operating Officer Director	July 2002
John R. Welty	53	Vice President, General Counsel & Secretary	January 1993

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

Common stock of Carpenter is listed on the New York Stock Exchange. The ticker symbol is CRS. The high and low market prices of Carpenter’s stock for the past two fiscal years are indicated below:

	2002		2001
Quarter Ended:	High	Low	High	Low
September 30	$29.90	$19.83	$33.25	$21.00
December 31	$27.37	$21.26	$38.25	$26.25
March 31	$29.20	$21.90	$34.81	$25.80
June 30	$30.55	$25.90	$31.80	$25.35

Annual	$30.55	$19.83	$38.25	$21.00

The range of Carpenter’s common stock price from July 1, 2002 to September 13, 2002 was $18.50 to $28.81. The closing price of the common stock was $19.56 on September 13, 2002.

Carpenter has paid quarterly cash dividends on its common stock for 96 consecutive years. The quarterly dividend rate was $.33 per share for the past three fiscal years.

Carpenter had 5,211 common stockholders of record as of August 30, 2002. Information relating to certain common stock purchase rights issued by Carpenter is disclosed in note 14 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Certain information relating to securities authorized for issuance under Carpenter’s equity compensation plans is disclosed in note 15 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data”.

Item 6.     Selected Financial Data

Five-Year Financial Summary
Dollar amounts in millions, except per share data
(years ended June 30)

	2002	2001(a)	2000		1999(b)		1998
Summary of Operations
Net sales	$977.1	$1,324.1	$1,109.1	(c)	$1,049.3	(c)	$1,189.7	(c)

Net sales—pro-forma under SAB 101(d)	$977.1	$1,324.1	$1,085.4		$1,075.6		$1,183.9

Income (loss) before cumulative effect of accounting changes	$(6.0)	$35.2	$53.3		$37.1		$84.0
Cumulative effect of accounting changes, (net of $9.4 million tax in fiscal 2001)	(112.3)	(14.1)	—		—		—

Net income (loss)	$(118.3)	$21.1	$53.3		$37.1		$84.0

Net income (loss)—pro-forma under SAB 101(d)	$(118.3)	$35.2	$48.3		$41.8		$85.3

Financial Position at Year-End
Total assets	$1,479.5	$1,691.5	$1,745.9		$1,607.8		$1,698.9

Long-term obligations, net of current portion (including redeemable preferred stock)	$400.2	$352.3	$378.3		$381.8		$398.5

Per Share Data
Net Income (loss):
Basic
Income (loss) before cumulative effect of accounting changes	$(0.35)	$1.52	$2.35		$1.61		$4.01
Cumulative effect of accounting changes	(5.06)	(0.64)	—		—		—

Net income (loss)	$(5.41)	$0.88	$2.35		$1.61		$4.01

Net income (loss)—pro-forma under SAB 101(d)	$(5.41)	$1.52	$2.12		$1.82		$4.07

Diluted
Income (loss) before cumulative effect of accounting changes	$(0.35)	$1.50	$2.31		$1.58		$3.84
Cumulative effect of accounting changes	(5.06)	(0.62)	—		—		—

Net income (loss)	$(5.41)	$0.88	$2.31		$1.58		$3.84

Net income (loss)—pro-forma under SAB 101(d)	$(5.41)	$1.50	$2.09		$1.78		$3.90

Cash dividends—common	$1.32	$1.32	$1.32		$1.32		$1.32

(a)
Fiscal 2001 reflects the adoption of SAB 101 (Revenue Recognition in Financial Statements) effective July 1, 2000. See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. In addition, fiscal 2001 includes a special charge of $37.6 million ($24.4 million after-tax or $1.07 per diluted share) related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site. See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(b)
Fiscal 1999 includes a special charge of $14.2 million ($8.5 million after-tax or $.37 per diluted share) related to a salaried workforce reduction and a reconfiguration of the U.S. distribution network.

(c)
Net sales prior to fiscal 2001 have been restated due to the adoption, effective July 1, 2000, of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers. See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(d)	Represents the pro-forma impact of applying SAB 101. See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Carpenter’s critical accounting policies affecting its more significant judgments and estimates used in the preparation of its consolidated financial statements are shown on pages 21 and 22.

Management’s Discussion of Operations

Net sales and earnings trends for the past three fiscal years are summarized below:

	2002	2001	2000
	($ in millions, except per share data)
Net sales	$977.1	$1,324.1	$1,109.1
Net income (loss)	$(118.3)	$21.1	$53.3
Diluted income (loss) per share	$(5.41)	$0.88	$2.31

Adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in Fiscal 2002

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, and will be tested for impairment at least annually. Carpenter adopted SFAS 142 in fiscal 2002, and recognized an impairment charge.

The $112.3 million impairment charge or $5.06 per diluted share was recognized in the Specialty Metals segment. This non-cash, non-operating charge was recognized as a cumulative effect of an accounting change as of the beginning of fiscal 2002. Fair value of the reporting units was estimated on July 1, 2001 based upon discounted cash flow analyses and the use of market multiples. This charge was necessary because the fair value of certain reporting units was less than their carrying value. The goodwill stemmed from acquisitions of several specialty metals companies acquired by Carpenter between 1993 and 1998. During the 18-24 months prior to July 1, 2001, sales by the acquired companies to several end-use markets had experienced downturns due to general economic conditions and some were further impacted by the continuing high level of low priced imports. See note 6 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Adoption of SAB 101 in Fiscal 2001

In the fourth quarter of fiscal 2001, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. Carpenter’s standard terms of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter’s case was when payment was received. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000.

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

The fiscal 2001 restatements affected the quarterly distribution of earnings during fiscal 2001, but had no effect on total net income or earnings per share for that year. Carpenter’s consolidated statements of operations and cash flows for the first three quarters of fiscal 2001 have been restated in the fiscal 2001 10-K to include the effects of conforming to SAB 101. See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Special Charge Recorded in Fiscal 2001

Carpenter incurred a special charge of $37.6 million before taxes ($24.4 million after-tax or $1.07 per diluted share) during the fourth quarter of fiscal 2001. The special charge related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site. See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Comparative Information for Fiscal 2002, 2001 and 2000

The chart below shows net sales by major classes of products for the past three fiscal years:

	2002		2001		2000
	($ in millions)
Stainless steels	$395.7	40%	$513.0	43%	$532.4	48%
Special alloys	367.9	38%	425.6	36%	310.6	28%
Ceramics and other materials	94.0	10%	115.0	10%	99.8	9%
Titanium products	82.5	8%	81.2	7%	88.7	8%
Tool and other steels	37.0	4%	51.3	4%	77.6	7%

Net sales before accounting change	977.1	100%	1,186.1	100%	1,109.1	100%

Effect of SAB 101 accounting change	—		138.0		—

Total net sales	$977.1		$1,324.1		$1,109.1

		Year Ended June 30, 2001
	Year Ended June 30, 2002	Including SAB 101	Adjustment as of July 1, 2000	Excluding SAB 101	Year Ended June 30, 2000
	($ in millions, except per share data)
Income (loss), before special charge and cumulative effect of accounting changes	$(6.0)	$59.6	$(14.1)	$45.5	$53.3
Cumulative effect of accounting changes, net of tax	(112.3)	(14.1)	14.1	—	—

Income before special charge	(118.3)	45.5	—	45.5	53.3
Special charge, net of tax	—	(24.4)	—	(24.4)	—

Net income (loss)	$(118.3)	$21.1	$—	$21.1	$53.3

Income (loss) per diluted share, before special charge	$(5.41)	$1.95	$—	$1.95	$2.31
Special charge, net of tax	—	(1.07)	—	(1.07)	—

Income (loss) per diluted share	$(5.41)	$0.88	$—	$0.88	$2.31

Results of Operations—Fiscal 2002 compared to Fiscal 2001

Overview

The net loss for fiscal 2002 was $118.3 million or $5.41 per diluted share versus net income of $21.1 million or $.88 per diluted share for fiscal 2001. The net loss before the cumulative effect of the accounting change for goodwill (which is $112.3 million or $5.06 per diluted share and is discussed in note 6 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”) was $6.0 million or $.35 per diluted share.

Fiscal 2002 was very challenging due to a recession in the U.S. manufacturing sector which was further compounded by our customers’ inventory reduction efforts. Also, the continuing high level of low-priced stainless steel imports and a deceleration in aerospace and power generation markets further dampened sales volume.

In fiscal 2002, Carpenter generated $89.6 million of free cash flow (net cash provided before financing activities less dividends paid), including the $10.0 million of accounts receivable sold under a receivables purchase facility. Excluding the impact of the accounts receivable purchase facility, free cash flow for fiscal 2002 was $79.6 million. Cash provided from operations, including the $10.0 million of accounts receivable sold under a receivables purchase facility, was $143.7 million for fiscal 2002. Carpenter’s efforts to improve working capital management by reducing inventories by $51.2 million through the enhancement of its order management systems and the improvements in its production processes, its efforts to accelerate the collection of accounts receivable, its efforts to reduce capital spending by $23.8 million from fiscal 2001, and the receipt of $3.0 million cash from the sales of two small business units contributed to the high level of cash generated and the corresponding improved liquidity. Consequently, total debt decreased $79.9 million in fiscal 2002 to a level of $442.8 million or 46.6 percent of capital (including the $10.0 million of accounts receivable sold under a receivables purchase facility).

For ease in comparability, the discussion that follows compares actual results of operations for fiscal 2002 with amounts for fiscal 2001, excluding the SAB 101 adjustment. For this comparison, both periods report results of operations on a consistent basis, as products are shipped (see note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

Net Sales

Net sales for fiscal 2002 were $977.1 million or a decrease of 17.6 percent from $1.2 billion in fiscal 2001. Of the $209.0 million decrease in net sales, approximately $178.0 million was due to lower shipment levels throughout fiscal 2002 primarily because of the manufacturing recession and the effects on the economy of the tragic events of September 11th, especially during the second half of fiscal 2002. Most of the volume drop occurred in the Specialty Metals segment, and was a result of lower stainless steel shipments because of weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire. Additionally, there were lower special alloy shipments due primarily to reduced demand from the aerospace and power generation markets.

Unit selling price decreases coupled with a leaner product mix, especially during the second half of fiscal 2002, accounted for approximately $31.0 million of the revenue decrease.

During the second half of fiscal 2002, international sales increased 2 percent to $249.1 million from the prior year, particularly in Europe. Details of sales by geographical region for the past three fiscal years are presented in note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Gross Profit

The gross profit of 16.7 percent for fiscal 2002 was lower than last year’s 22.1 percent. This decrease was primarily due to lower production levels, LIFO inventory layer liquidations at higher costs and inefficiencies caused by operating at lower levels (approximately $15.0 million), the shift to a less profitable product mix, and a reduced net pension credit ($20.4 million). These negatives were partially offset by lower raw material costs and lower labor and benefit costs due to approximately 350 fewer workers in Specialty Alloys Operations.

Selling and Administrative Expenses

Selling and administrative expenses of $142.1 million were down $11.6 million compared with a year ago principally because of the elimination of goodwill amortization of $6.7 million in fiscal 2001 pursuant to the adoption of SFAS 142 and a $4.7 million reduction in salary expense and fringe benefits. However, selling and administrative expenses as a percent of sales increased to 14.5 percent from 13.0 percent last year.

Interest Expense

Interest expense of $34.6 million was lower than last year by $5.7 million due to lower current year debt levels and lower interest rates on debt.

Other Income, Net

Other income, net was $.5 million in fiscal 2002 versus $2.3 million in fiscal 2001. Fiscal 2002 included a $4.4 million loss on writedowns and disposals of property, plant and equipment ($3.7 million occurred in the fourth quarter), the receipt in December 2001 of $3.5 million of tariffs from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001” and $2.0 million of interest income. Fiscal 2001 included $1.9 million of gains on the disposal of warehouses, $1.9 million writedown to the market valuation of investments in life insurance policies and $2.6 million of interest income.

Income Taxes

Carpenter’s effective tax rate (income tax expense or benefit as a percent of income or loss before taxes) for fiscal 2002 was a benefit of 54.9 percent versus an expense of 39.7 percent last year. The current year rate is more favorable than the statutory rate principally because it includes a favorable adjustment relating to research and development credits. The fiscal 2001 rate is negatively impacted by the special charge taken to writedown certain operating assets including non-tax deductible goodwill. See note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rates to the effective tax rates.

Business Segment Results (See note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

The following is a reconciliation of the net sales and operating income including and excluding SAB 101 for the reportable segments for fiscal 2001:

	Specialty Metals		Engineered Products
	Net Sales	Operating Income	Net Sales	Operating Income
	($ in millions)
Amounts including SAB 101	$1,168.6	$98.8	$156.9	$15.7
SAB 101 adjustment	(128.3)	(20.6)	(9.7)	(3.0)

Amounts excluding SAB 101	$1,040.3	$78.2	$147.2	$12.7

Specialty Metals Segment

Net sales for fiscal 2002 for this segment, which aggregates the Specialty Alloys Operations (SAO), Titanium, and Carpenter Powder Products (CPP), were $850.8 million or $189.5 million (18.2 percent) lower than the $1.0 billion for fiscal 2001. SAO sales decreased by 19 percent because of lower stainless steel shipments due to: (1) weaker demand in the automotive, industrial and consumer markets, and (2) a high level of imports of bar, rod and wire. Additionally, there were lower special alloy shipments due primarily to reduced demand from the aerospace and power generation markets during the second half of fiscal 2002. Titanium’s sales increased 1 percent from the same period a year ago, benefiting from strong demand for medical products and improved pricing during the first half of fiscal 2002. CPP’s sales declined 32 percent from the same period a year ago primarily because of lower tool steel sales due to weak demand in the automotive market as well as a high level of imports.

Operating income for the Specialty Metals segment was $12.9 million, which was $65.3 million lower than last year’s $78.2 million. This decrease was due primarily to SAO’s lower shipment levels, lower production levels, LIFO inventory layer liquidations at higher costs and inefficiencies caused by operating at lower levels (approximately $15.0 million), and the shift to a less profitable product mix. These negative factors were partially offset by lower raw material costs, lower labor and benefit costs due to approximately 500 fewer workers and the elimination of goodwill amortization pursuant to the adoption of SFAS 142 ($5.6 million).

Engineered Products Segment

Net sales for this segment were $128.5 million in fiscal 2002, a decrease of $18.7 million or 12.7 percent from $147.2 million in fiscal 2001. The two Engineered Products Group (EPG) business units that were sold in fiscal 2002 accounted for $5.9 million of the year to year reduction. The balance of the reduction was primarily attributable to weaker demand for aerospace, power generation and automotive-related products as well as weaker demand for certain telecommunication products because of the general industry slowdown. Partially offsetting those factors, EPG has experienced stronger demand in the nuclear fuel channels and various consumer product markets. Operating income was $10.5 million in fiscal 2002 compared to $12.7 million for last fiscal year. Lower labor and benefit costs due to approximately 300 fewer employees and the elimination of goodwill amortization pursuant to the adoption of SFAS 142 ($1.1 million) during fiscal 2002 partially offset the net sales revenue decline.

Net Pension Credit

The net pension credit represents the income relating to Carpenter’s overfunded defined benefit pension plan (“GRP Plan”) less an expense for the postretirement benefit plans and other underfunded defined benefit pension plans. The net pension credit was $17.1 million for fiscal 2002 versus $40.3 million last year. The lower level of the net pension credit versus the prior year was due primarily to the equity markets’ investment losses during fiscal 2001. The excess of plan assets over the projected benefit obligation of the GRP Plan was $175.8 million, $308.5 million and $469.1 million at June 30, 2002, 2001 and 2000, respectively.

Results of Operations—Fiscal 2001 Compared to Fiscal 2000

Overview

During fiscal 2001, Carpenter experienced two distinct operating environments. In the first half of the fiscal year, sales and pre-tax earnings increased from the comparable prior period. The U.S. manufacturing sector, including automotive manufacturers, was continuing to operate at healthy utilization rates. Carpenter’s second half performance reflected the sluggish U.S. manufacturing environment that developed. Sales growth in the second half slowed, while income, before the special charge recorded in the fourth quarter, decreased compared to the same time period a year ago. Carpenter’s changing business mix and cost reduction efforts resulted in reducing total debt and generated a significant amount of free cash flow.

For ease in comparability, the discussion that follows compares amounts for fiscal 2001, excluding the SAB 101 adjustment, with actual results of operations for fiscal 2000. For this comparison, both periods report results of operations on a consistent basis, as products are shipped (see note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

Net Sales

Net sales were $1.2 billion in fiscal 2001, a 7 percent increase from fiscal 2000. This increase was primarily due to strong demand for our high-temperature alloys, electronic and magnetic alloys made into narrow-width strip and titanium alloys. The economic slowdown and low-priced imported material had a negative impact on stainless steel shipments.

Unit selling prices increased by approximately 2 percent, equivalent to $26.3 million in sales, including raw material surcharges.

Sales outside of the United States improved by 16 percent to $244.2 million as compared to fiscal 2000. Most of the sales increase came from Europe. Details of sales by geographical region for the past three fiscal years are presented in note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Gross Profit

The gross profit for fiscal 2001 and 2000 was approximately 22 percent. An improved sales mix and lower nickel costs in the Specialty Metals segment were the key positives. Significant natural gas and electricity cost increases and lower production levels offset these favorable effects.

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

Other Income, Net

Other income, net, decreased $11.0 million in fiscal 2001 from that in fiscal 2000. The reduction was due primarily to more favorable effects reported in the prior fiscal year for non-recurring gains related to sales of warehouses ($5.6 million) and adjustments to liabilities for environmental remediation, insurance claims and other matters related to the acquisition of Talley Industries, Inc. ($3.3 million) and, in fiscal 2001, the lower market valuation of investments in life insurance policies ($1.6 million).

Income Taxes

The effective tax rate for fiscal 2001 was 39.7 percent and 33.3 percent in fiscal 2000. The fiscal 2001 rate is more unfavorable than expected primarily due to the special charge taken on the writedown of the operations that are being held for sale. This writedown included non-tax deductible goodwill, which negatively affects the tax rate. The favorable impact in fiscal 2000 was due to the resolution of foreign and state tax issues related to prior years. See note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rates to the effective tax rates.

Business Segment Results (See note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Segment data for fiscal 2000 have been restated due to the adoption of the Financial Accounting Standards Board Emerging Issues Task Force’s issuance of EITF 00-10 regarding the classification of freight and handling costs billed to customers—see notes 1 and 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

The following is a reconciliation of the net sales and operating income including and excluding SAB 101 for the reportable segments for fiscal 2001:

	Specialty Metals		Engineered Products
	Net Sales	Operating Income	Net Sales	Operating Income
	($ in millions)
Amounts including SAB 101	$1,168.6	$98.8	$156.9	$15.7
SAB 101 adjustment	(128.3)	(20.6)	(9.7)	(3.0)

Amounts excluding SAB 101	$1,040.3	$78.2	$147.2	$12.7

Specialty Metals Segment

This segment aggregates the Specialty Alloys Operations (SAO), Titanium and Carpenter Powder Products (CPP).

Net sales for fiscal 2001 for this segment were $1.0 billion or $59.8 million (6 percent) higher than the $980.5 million for fiscal 2000. The increase was primarily due to an increase in Specialty Alloys sales, resulting from an improved product mix offset by lower unit volume. Titanium’s sales increased 9 percent in fiscal 2001 from fiscal 2000 due primarily to an increase in titanium product sales volume.

Operating income for the Specialty Metals segment was $78.2 million, which was $.8 million lower than last year’s $79.0 million. This decrease was due primarily to higher natural gas and electricity costs and lower production levels as a result of weak demand for stainless products. SAO’s improved sales mix and lower nickel costs partially offset these unfavorable effects.

Engineered Products Segment

Net sales for this segment increased $15.6 million or 11.9 percent from $131.6 million in fiscal 2000 to $147.2 million in fiscal 2001. Increased demand for ceramic, tubular and metal injection molded products accounted for most of the sales improvement. Operating income was $12.7 million in fiscal 2001 compared to $7.1 million in fiscal 2000. The $5.6 million improvement was primarily due to higher sales volumes.

Net Pension Credit

The net pension credit represents the income relating to Carpenter’s GRP Plan less an expense for the postretirement benefit plans and other underfunded defined benefit pension plans. The net pension credit was $40.3 million for fiscal 2001 versus $36.4 million in fiscal 2000. The higher level of the net pension credit versus the prior year was due primarily to the positive investment returns on the pension and postretirement plan assets during fiscal 2000 that resulted in an excess of plan assets over the projected benefit obligation of the GRP Plan of $469.1 million at June 30, 2000. The excess of the plan assets over the projected benefit obligation of the GRP Plan was $308.5 million at June 30, 2001.

Management’s Discussion of Cash Flow and Financial Condition

Fiscal 2002 vs. Fiscal 2001

During fiscal 2002 and the prior two fiscal years, Carpenter has maintained the ability to provide cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Carpenter’s free cash flow, including the $10.0 million of accounts receivable sold under a receivables purchase facility, was $89.6 million for fiscal 2002 versus $52.7 million a year ago. Excluding the impact of the accounts receivable purchase facility, free cash flow for fiscal 2002 was $79.6 million. Cash provided from operations, including the $10.0 million of accounts receivable sold under a receivables purchase facility, was $143.7 million for fiscal 2002 compared to $118.6 million a year ago. Carpenter’s efforts to improve working capital management by reducing inventories by $51.2 million through the enhancement of its order management systems and the improvements in its production processes, as well as efforts to accelerate the collection of accounts receivable, contributed to the higher cash provided from operations and corresponding improved liquidity.

Capital expenditures for plant, equipment and software used $26.7 million in cash during fiscal 2002 versus $50.5 million for fiscal 2001. Capital expenditures were carefully controlled to insure that all necessary and prudent capital expenditures (including maintenance capital expenditures) were made.

As part of Carpenter’s debt refinancing strategy designed to enhance liquidity, it entered into a series of financing arrangements. In August 2001, Carpenter issued $100 million of 10-year medium-term notes with a coupon of 7.625%. Carpenter used the net proceeds from the sale of the notes to reduce the outstanding principal amount under its short-term revolving credit agreements.

In November 2001, Carpenter entered into a $125 million five-year unsecured credit facility (“Committed Facility”) and a $75 million 364-day unsecured credit facility (“364-day Facility”). Borrowings under each of the facilities accrue at either a base rate or LIBOR plus applicable margin. The facilities contain two financial covenants, a debt-to-capital test and an EBITDA-to-interest coverage test. At June 30, 2002, the Company had $116.2 million available under its Committed Facility, after taking into account $8.8 million of outstanding letters of credit, and $58.2 million available under the 364-day Facility.

In December 2001, Carpenter and CRS Funding Corp., a wholly owned consolidated Special Purpose Entity, entered into a $75 million three-year accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution. Pursuant to the terms of the Purchase Facility, Carpenter sells certain of its accounts receivable to CRS Funding Corp. In turn, CRS Funding Corp. sells a participating interest in these accounts receivable to the independent financial institution. These transactions are treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. All intercompany transactions and balances between Carpenter and CRS Funding Corp. are eliminated in the consolidated financial statements. Carpenter will continue to service the accounts receivable.

At June 30, 2002, CRS Funding Corp. owned $81.5 million of Carpenter’s accounts receivable, and in June sold a participating interest of $10.0 million to the independent financial institution. Carpenter received from CRS Funding Corp. $10.0 million in cash and a subordinated note for the balance of the accounts receivable sold. Carpenter used the cash received from the sale to pay down debt. Accordingly, the sale of the participating interest in the accounts receivable and the pay down of the debt result in removing the equivalent amount of accounts receivable and short-term debt from Carpenter’s consolidated balance sheet, and increasing net cash provided from operations as well as decreasing cash provided from financing activities on the consolidated statement of cash flows.

The economic substance of the accounts receivable purchase facility is based on the sale of a portion of CRS Funding Corp.’s accounts receivable to an independent financial institution, and the receipt of cash at full value from the independent financial institution. CRS Funding Corp.’s ability to continue raising capital under the Purchase Facility is dependent, in part, upon the amount and quality of the accounts receivable it purchases from Carpenter.

Funds obtained under the Committed Facility, 364-day Facility and the Purchase Facility will be used for general corporate purposes. The Company’s ability to borrow under the Committed Facility and 364-day Facility are governed by covenants, while the ability to sell receivables under the Purchase Facility are governed by certain receivable performance ratios. The ability for Carpenter to obtain funds under each of these facilities is not contingent upon Carpenter maintaining a minimum debt rating. The applicable margin on borrowings under the Committed Facility and 364-day Facility, however, is determined by the Company’s debt rating. The Committed Facility, 364-day Facility and the Purchase Facility replaced other credit facilities that were to mature between November 2001 and February 2002.

In the aggregate, Carpenter could borrow up to approximately $170.0 million under the above facilities as of June 30, 2002.

On September 3, 2002, Carpenter and its lenders amended the Company’s $125 million, five-year Committed Facility. The amendment reduced the minimum coverage under the EBITDA-to-interest covenant for the trailing four quarter periods ending September 30, 2002, December 31, 2002 and March 31, 2003. Thereafter, the covenant reverts to the original terms under the Committed Facility.

Also on September 3, 2002, the Company entered into a new $75 million, 364-day unsecured credit facility and cancelled its $75 million, 364-day credit facility dated November 2001. The terms and conditions of the new 364-day facility are essentially the same as those contained in the Company’s amended $125 million Committed Facility.

A component of Carpenter’s debt refinancing strategy is to maintain a certain level of floating rate debt relative to its fixed rate debt. In order to achieve this targeted level, the Company uses interest rate swaps. These instruments will obligate the Company to either pay a swap counterparty a floating rate of interest in return for Carpenter receiving a fixed rate of interest or obligate the Company to pay a fixed rate of interest in return for Carpenter receiving a floating rate of interest. At June 30, 2002, Carpenter had entered into interest rate swaps with a notional principal amount of $62.5 million.

Due to Carpenter’s efforts to improve its working capital management, total debt decreased $79.9 million in fiscal 2002 to a level of $442.8 million or 46.6 percent of capital (including the $10.0 million of accounts receivable sold under a receivable purchase facility), versus $522.7 million or 44.6 percent of capital at June 30, 2001. Total obligations, including the $10.0 million due under a receivable purchase facility, were $452.8 million at June 30, 2002.

Carpenter believes that its present financial resources, both from internal and external sources, will be adequate to meet its foreseeable short-term and long-term liquidity needs.

Fiscal 2001 vs. Fiscal 2000

In fiscal 2001, Carpenter’s free cash flow was $52.7 million compared to a negative $67.0 million in fiscal 2000. Cash provided from operations was $118.6 million for fiscal 2001 compared to $62.4 million for fiscal 2000.

Inventories at the end of fiscal 2001 were $241.1 million, a reduction from the prior year of $27.9 million, excluding a $1.2 million writedown of inventory included in the special charge.

Investing activities for plant, equipment and software consumed $50.5 million in cash for fiscal 2001 and $105.0 million for fiscal 2000. This decrease in capital expenditures reflects the completion in fiscal 2000 of a five-year, $500 million capital program for capacity expansion and modernization.

Financing of $275 million was available under revolving credit agreements with four banks. Carpenter limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $275 million. As of June 30, 2001, $104 million was available under the credit facility and commercial paper program.

Total debt decreased in fiscal 2001 $59.9 million to $522.7 million or 44.6 percent of capital at June 30, 2001, versus $582.6 million or 47.1 percent of capital at June 30, 2000.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, Carpenter evaluates its estimates, including those related to bad debts, customer claims, inventories, goodwill, intangible assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation, environmental liabilities (see separate disclosure on page 23), and derivative instruments and hedging activities.

Carpenter believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Carpenter maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. If the financial condition of Carpenter’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Carpenter writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required after considering all inventory valuation reserves.

The prepaid pension asset on the balance sheet is primarily a result of the overfunded status of Carpenter’s GRP Plan. As a result of this prepaid pension asset, Carpenter records a pension credit on its consolidated statement of operations. The amount of the pension credit, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as many actuarial assumptions, such as discount rate, long-term rate of compensation increase and long-term rate of return on plan assets. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in Carpenter’s pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities.

Long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon estimated future discounted cash flows. Carpenter evaluates long-lived assets for impairment by individual business unit. Changes in the estimated cash flows could have a significant impact on whether or not an asset is impaired and the amount of the impairment.

If facts and circumstances indicate goodwill may be impaired, Carpenter performs recoverability evaluation. Prior to the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, on July 2001, Carpenter’s policy was to compare undiscounted estimated future cash flows to the carrying amount of net assets, including goodwill, to determine if the carrying amount was not recoverable and a writedown to fair value is required. Effective July 1, 2001, in accordance with SFAS 142, Carpenter began performing the recoverability analysis based on fair value rather than undiscounted cash flows. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate.

Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity swaps and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities, and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. These derivatives have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in the consolidated statement of operations. If the anticipated future transactions are no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of operations.

Contractual Cash Obligations

At June 30, 2002, Carpenter had the following contractual cash obligations and other commercial commitments and contingencies:

	Total	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter
	(in millions)
Long-term debt	$426.0	$50.2	$5.2	$45.2	$5.2	$5.2	$315.0
Operating leases	38.8	7.7	7.5	6.4	4.7	4.0	8.5
Purchase commitments	110.0	80.0	30.0	—	—	—	—

Total contractual cash obligations	$574.8	$137.9	$42.7	$51.6	$9.9	$9.2	$323.5

Carpenter has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $110.0 million, of which $80.0 million (less than 25 percent of projected raw material requirements) relates to fiscal 2003 and $30.0 million relates to fiscal 2004.

In addition, Carpenter had $8.8 million of outstanding letters of credit as of June 30, 2002.

Market Sensitive Instruments and Risk Management

Carpenter uses derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for the Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. Carpenter reduces this risk on certain raw materials and energy by entering into commodity forward contracts and commodity price swaps on a portion of its requirements which are effective hedges of the risk. Fluctuations in foreign currency exchange rates subject Carpenter to risk of losses on anticipated future cash flows from its foreign operations. Foreign currency forward contracts are used to hedge this foreign exchange risk. These hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments which prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of Carpenter’s risk management programs.

The status of Carpenter’s financial instruments as of June 30, 2002, is provided in note 9 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2002 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which Carpenter has commodity forward contracts and swaps, Carpenter’s results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, Carpenter’s results of operations would not have been materially affected, (c) a 10 percent increase in Carpenter’s annual interest expense on short-term debt would result in an increase in annual interest expense of $.1 million after tax, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance would result in a decrease of investment income of $1.7 million after tax.

Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accrual was made during fiscal 2002. For fiscal 2001, the liability for environmental remediation costs was increased by $.6 million, which was included in cost of sales. Fiscal 2000 included $.8 million of reversals of prior years’ accruals for environmental remediation, which were reported in other income. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities remaining at June 30, 2002, 2001 and 2000, were $5.8 million, $8.0 million and $7.7 million, respectively. A compliance status report is currently being prepared by an outside consultant to determine what, if any, potential remediation costs there may be at a former manufacturing site of a Talley Industries, Inc. subsidiary that was sold prior to Carpenter’s acquisition of Talley Industries, Inc. The estimated range at June 30, 2002 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $5.8 million and $12.5 million.

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

New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of Accounting Principles and Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective in fiscal 2003, and is not expected to have a material impact on Carpenter’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000” (SFAS 145). SFAS 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on Carpenter’s consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 establishes accounting guidelines for the recognition and measurement of a liability for the cost associated with an exit or disposal activity initially at its fair value in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date.

Future Outlook

Recent economic indicators, such as the Institute for Supply Management’s factory index, show that the U.S. manufacturing sector is beginning to recover. Carpenter is encouraged by this trend, since demand for a large portion of its products tends to lag key manufacturing indices. At the same time, the Company expects that a few of its most profitable markets will continue to be weak during fiscal 2003. Sales to the aerospace and power generation markets will be pressured by reduced deliveries of both commercial jet aircraft and industrial gas turbines.

Carpenter expects its quarterly earnings to improve gradually throughout fiscal 2003, with the second half of the year being stronger than the first half. Improvement will come not just from a healthier U.S. manufacturing sector, but also from efforts to expand presence in selected customer accounts and geographies and from new alliances. Carpenter should benefit from the three-year tariffs levied on selected stainless steel bar, rod and wire products, and from new and existing unfair trade duties on imports from certain countries.

Carpenter remains committed to generating positive cash flow. Carpenter believes that its ongoing working capital initiatives, relating to prudent inventory management and accounts receivable collections, coupled with a return to profitability in fiscal 2003 will allow it to generate free cash flow and further pay down debt.

Forward-looking Statements

This Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter’s expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K and include (but are not limited to): 1) a high level of stainless imports, unfair trade practices of foreign producers and worldwide excess capacity for certain alloys that Carpenter produces; 2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 3) the ability of Carpenter to recoup increased costs of fuel, such as natural gas and raw materials, such as nickel, through increased prices and surcharges; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on Carpenter products; and 5) fluctuations in stock markets which could impact the valuation of the assets in Carpenter’s pension trusts and the accounting for pension assets. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 8.     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

Page
Consolidated Financial Statements:
Responsibilities for Financial Reporting and Internal Control	27
Report of Independent Accountants	28
Consolidated Statement of Operations for the Years Ended June 30, 2002, 2001 and 2000	29
Consolidated Statement of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000	30
Consolidated Balance Sheet as of June 30, 2002 and 2001	31
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2002, 2001 and 2000	32-33
Consolidated Statement of Comprehensive Income (Loss) for the Years Ended June 30, 2002, 2001 and 2000	33
Notes to Consolidated Financial Statements	34-57
Supplementary Data:
Quarterly Financial Data (Unaudited)	58-59

Responsibilities for Financial Reporting and Internal Control

Carpenter’s financial statements included in this Annual Report on Form 10-K were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles in the United States of America and, as such, include amounts based on management’s best judgments and estimates. Financial information elsewhere in this Annual Report is consistent with that in the financial statements.

Carpenter maintains a strong system of internal controls, supported by a code of conduct, designed to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded for the preparation of financial information. There are limits in all systems of internal controls, based on recognition that the cost of the system should not exceed the benefits to be derived. We believe Carpenter’s system of internal controls provides this appropriate balance. The system of internal controls and compliance therewith, is continually monitored by Carpenter’s internal audit staff.

The consolidated financial statements in this Annual Report have been audited by PricewaterhouseCoopers LLP, Independent Accountants. Their audits were conducted in accordance with generally accepted auditing standards and include an assessment of the internal control structure to the extent necessary and selective tests of transactions to support their report which appears on the next page.

The Audit/Finance Committee of the Board of Directors, composed of independent directors who are neither current nor former employees of Carpenter, meets regularly with management, Carpenter’s internal auditors and our independent accountants to consider audit results and to discuss significant internal control, auditing and financial reporting matters. Both the independent accountants and internal auditors have unrestricted access to the Audit/Finance Committee.

Dennis M. Draeger
Chairman and Chief Executive Officer

Terrence E. Geremski
Senior Vice President—Finance and Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and
Stockholders of Carpenter Technology Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in note 1 to the consolidated financial statements, on July 1, 2001, Carpenter adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and, on July 1, 2000, Carpenter adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Further, as discussed in note 9 to the consolidated financial statements, Carpenter adopted Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, on July 1, 2000.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 3, 2002

Consolidated Statement of Operations

Carpenter Technology Corporation
For the years ended June 30, 2002, 2001 and 2000

	2002	2001	2000
	(in millions, except per share data)
Net sales	$977.1	$1,324.1	$1,109.1

Costs and expenses:
Cost of sales	814.2	1,038.0	861.8
Selling and administrative expenses	142.1	153.7	147.3
Interest expense	34.6	40.3	33.4
Special charge	—	36.0	—
Other income, net	(0.5)	(2.3)	(13.3)

	990.4	1,265.7	1,029.2

Income (loss) before income taxes and cumulative effect of accounting changes	(13.3)	58.4	79.9
Income tax expense (benefit)	(7.3)	23.2	26.6

Income (loss) before cumulative effect of accounting changes	(6.0)	35.2	53.3
Cumulative effect of accounting changes, net of $9.4 million tax benefit in fiscal 2001	(112.3)	(14.1)	—

Net income (loss)	$(118.3)	$21.1	$53.3

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of accounting changes	$(0.35)	$1.52	$2.35
Cumulative effect of accounting changes	(5.06)	(0.64)	—

Net income (loss)	$(5.41)	$0.88	$2.35

Diluted:
Income (loss) before cumulative effect of accounting changes	$(0.35)	$1.50	$2.31
Cumulative effect of accounting changes	(5.06)	(0.62)	—

Net income (loss)	$(5.41)	$0.88	$2.31

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Carpenter Technology Corporation
For the years ended June 30, 2002, 2001 and 2000

	2002	2001	2000
	(in millions)
OPERATIONS
Net income (loss)	$(118.3)	$21.1	$53.3
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation	56.5	55.6	53.1
Amortization	11.2	16.9	15.2
Goodwill impairment charge	112.3	—	—
Deferred income taxes	9.2	11.1	9.9
Net pension credit	(17.1)	(40.3)	(36.4)
Net loss (gain) on asset disposals	4.4	(1.5)	(5.2)
Special charge	—	37.6	—
Changes in working capital and other, net of acquisitions and divestitures:
Receivables	60.5	(7.2)	(34.5)
Inventories	51.2	27.8	(16.7)
Other current assets	(10.2)	1.1	0.2
Accounts payable	(5.5)	(15.0)	35.9
Accrued current liabilities	(3.1)	2.2	(6.6)
Other, net	(7.4)	9.2	(5.8)

Net cash provided from operations	143.7	118.6	62.4

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(26.7)	(50.5)	(105.0)
Proceeds from disposals of plant and equipment	0.6	15.3	13.4
Proceeds from sales of businesses	3.0	—	—
Acquisitions of businesses, net of cash received	—	—	(7.0)

Net cash used for investing activities	(23.1)	(35.2)	(98.6)

FINANCING ACTIVITIES
Net change in short-term debt	(154.4)	(49.3)	78.5
Net proceeds from issuance of long-term debt	98.3	—	7.6
Payments on long-term debt	(25.6)	(10.6)	(15.5)
Dividends paid	(31.0)	(30.7)	(30.8)
Proceeds from issuance of common stock	3.0	5.5	0.4

Net cash provided from (used for) financing activities	(109.7)	(85.1)	40.2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10.9	(1.7)	4.0
Cash and cash equivalents at beginning of year	7.8	9.5	5.5

Cash and cash equivalents at end of year	$18.7	$7.8	$9.5

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

Carpenter Technology Corporation
June 30, 2002 and 2001

	2002	2001
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18.7	$7.8
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $2.3 at June 30, 2002 and 2001, respectively	133.7	193.8
Inventories	190.0	241.1
Other current assets	33.5	16.4

Total current assets	375.9	459.1
Property, plant and equipment, net	713.1	752.2
Prepaid pension cost	255.9	225.6
Goodwill	46.3	161.7
Trademarks and trade names, net	26.4	27.5
Other assets	61.9	65.4

Total assets	$1,479.5	$1,691.5

LIABILITIES
Current liabilities:
Short-term debt	$16.8	$170.6
Accounts payable	76.8	82.3
Accrued liabilities	61.1	63.9
Deferred income taxes	5.9	2.1
Current portion of long-term debt	50.2	25.2

Total current liabilities	210.8	344.1
Long-term debt, net of current portion	375.8	326.9
Accrued postretirement benefits	167.8	157.8
Deferred income taxes	182.3	177.8
Other liabilities	34.5	36.3

Total liabilities	971.2	1,042.9

STOCKHOLDERS’ EQUITY
Convertible preferred stock—authorized 2,000,000 shares	24.4	25.4
Common stock—authorized 100,000,000 shares; issued 23,450,019 shares and 23,267,519 shares at June 30, 2002 and 2001, respectively	117.3	116.3
Capital in excess of par value—common stock	200.1	196.7
Reinvested earnings	229.0	378.4
Common stock in treasury (1,104,295 shares and 1,108,247 shares at June 30, 2002 and 2001, respectively), at cost	(38.3)	(38.4)
Deferred compensation	(11.7)	(13.1)
Accumulated other comprehensive income (loss)	(12.5)	(16.7)

Total stockholders’ equity	508.3	648.6

Total liabilities and stockholders’ equity	$1,479.5	$1,691.5

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation
For the years ended June 30, 2002, 2001 and 2000

		Common Stock
	Convertible Preferred Stock Par Value of $5	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Deferred Compen- sation	Accumulated Other Comp. Income (Loss)	Total Stock- holders’ Equity
	(in millions, except per share data)
Balances at June 30, 1999	$26.8	$115.3	$191.9	$365.5	$(38.4)	$(16.4)	$(12.2)	$632.5

Net income				53.3				53.3
Cash dividends:
Common @ $1.32 per share				(29.0)				(29.0)
Preferred @ $5,362.50 per share				(1.8)				(1.8)
Stock options exercised			0.1					0.1
Other	(0.8)	0.1	0.2			2.3	(3.3)	(1.5)

Balances at June 30, 2000	$26.0	$115.4	$192.2	$388.0	$(38.4)	$(14.1)	$(15.5)	$653.6

Net income				21.1				21.1
Cash dividends:
Common @ $1.32 per share				(29.1)				(29.1)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised		0.8	3.1					3.9
Other	(0.6)	0.1	1.4			1.0	(1.2)	0.7

Balances at June 30, 2001	$25.4	$116.3	$196.7	$378.4	$(38.4)	$(13.1)	$(16.7)	$648.6

Net (loss)				(118.3)				(118.3)
Cash dividends:
Common @ $1.32 per share				(29.2)				(29.2)
Preferred @ $5,362.50 per share				(1.9)				(1.9)
Stock options exercised		0.7	2.3					3.0
Other	(1.0)	0.3	1.1		0.1	1.4	4.2	6.1

Balances at June 30, 2002	$24.4	$117.3	$200.1	$229.0	$(38.3)	$(11.7)	$(12.5)	$508.3

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation
For the years ended June 30, 2002, 2001 and 2000

		Common Shares
	Preferred Shares Issued	Issued	Treasury	Net Outstanding
Balances at June 30, 1999	425.8	23,051,776	(1,105,041)	21,946,735

Stock options exercised, net of 3,753 shares exchanged		2,587		2,587
Other	(12.7)	17,272	(2,159)	15,113

Balances at June 30, 2000	413.1	23,071,635	(1,107,200)	21,964,435

Stock options exercised		154,230		154,230
Other	(9.1)	41,654	(1,047)	40,607

Balances at June 30, 2001	404.0	23,267,519	(1,108,247)	22,159,272

Stock options exercised		144,900		144,900
Other	(15.6)	37,600	3,952	41,552

Balances at June 30, 2002	388.4	23,450,019	(1,104,295)	22,345,724

Consolidated Statement of Comprehensive Income (Loss)

Carpenter Technology Corporation
For the years ended June 30, 2002, 2001 and 2000

	2002	2001	2000
	(in millions)
Net income (loss)	$(118.3)	$21.1	$53.3
Net gains (losses) on derivative instruments, net of tax	4.0	(2.3)	—
Foreign currency translation, net of tax	0.2	0.4	(3.3)
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	—	0.8	—
Unrealized loss on investment, net of tax	—	(0.1)	—

Comprehensive income (loss)	$(114.1)	$19.9	$50.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter has an ownership interest of 20 to 50 percent are accounted for on an equity basis and accordingly, Carpenter’s share of their income or loss is included in other income, net in the consolidated statement of operations.

Revenue Recognition—Revenue, net of related discounts and allowances, is recognized when product is shipped and title and risk of loss has transferred to the customer.

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

Fixed Assets and Depreciation—Fixed assets are stated at historical cost less accumulated depreciation. Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in other income, net in the consolidated statement of operations.

Computer Software and Amortization—Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 10 years.

Goodwill—Effective July 1, 2001, goodwill, which represents the excess of the purchase price over the estimated fair value of the identifiable net assets of companies acquired to date, is no longer being amortized, and will be tested for impairment at least annually.

Trademarks and Trade Names—The costs of trademarks and trade names are amortized for financial reporting purposes on a straight-line basis over the 30 year estimated useful life of these finite-lived assets.

Tangible Long-Lived Assets—Tangible long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

Environmental Expenditures—Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value, but estimated receivables are measured on a discounted basis.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation—Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are recorded each period in other comprehensive income (loss) until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other noncurrent assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in other income, net.

Freight and Handling Fees and Costs—Effective July 1, 2000, freight and handling costs billed separately to customers are included as part of sales on the consolidated statement of operations, and freight and handling costs expensed are included as part of cost of sales on the consolidated statement of operations. Reclassification of fiscal 2000 freight and handling costs resulted in increasing sales by $13.3 million, increasing cost of sales by $42.6 million and decreasing selling and administrative expenses by $29.3 million, respectively.

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

Accounting Changes—In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, and will be tested for impairment at least annually. Carpenter elected early implementation of SFAS 142 in fiscal 2002. Carpenter recorded a non-cash, non-operating charge of $112.3 million ($5.06 per diluted share) to reduce the carrying value of its goodwill as of the beginning of fiscal 2002. The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting SFAS 142, see Note 6 to the consolidated financial statements.

In the fourth quarter of fiscal 2001, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. Carpenter’s standard terms of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment. Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in Carpenter’s case was when payment was received. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000.

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

The fiscal 2001 restatements affected the quarterly distribution of earnings during fiscal 2001, but had no effect on total net income or earnings per share for that year. Carpenter’s consolidated statements of operations and cash flows for the first three quarters of fiscal 2001 have been restated in the fiscal 2001 10-K to include the effects of conforming to SAB 101.

As reported and pro-forma net income and earnings per share information for the year ended  June 30, 2000, assuming SAB 101 had been applied retroactively, are as follows:

(in millions, except per share information)
Net income:
As reported	$53.3
Pro-forma under SAB 101	$48.3
Basic earnings per share:
As reported	$2.35
Pro-forma under SAB 101	$2.12
Diluted earnings per share:
As reported	$2.31
Pro-forma under SAB 101	$2.09

New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective in fiscal 2003, and is not expected to have a material impact on Carpenter’s consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Summary of Significant Accounting Policies (continued)

In April 2002, the FASB issued Statement No. 145, “Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000” (SFAS 145). SFAS 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on Carpenter’s consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 establishes accounting guidelines for the recognition and measurement of a liability for the cost associated with an exit or disposal activity initially at its fair value in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Earnings (Loss) Per Common Share

The calculations of earnings (loss) per share for the years ended June 30, 2002, 2001 and 2000 are shown below. No calculations are presented for the diluted losses per share for fiscal 2002 since the assumed conversion of preferred shares into .8 million common shares and the assumed exercise of 2.0 million stock options are anti-dilutive.

	2002	2001	2000
	(in millions, except per share data)
Basic EPS:
Income (loss) before cumulative effect of accounting changes	$(6.0)	$35.2	$53.3
Dividends accrued on convertible preferred stock, net of tax benefits	(1.8)	(1.7)	(1.8)

Earnings (loss) available for common stockholders	(7.8)	33.5	51.5
Cumulative effect of accounting changes	(112.3)	(14.1)	—

Net income (loss) available for common stockholders	$(120.1)	$19.4	$51.5

Weighted average common shares outstanding	22.2	22.0	22.0

Income (loss) per share before cumulative effect of accounting changes	$(0.35)	$1.52	$2.35
Cumulative effect of accounting changes per share	(5.06)	(0.64)	—

Basic net income (loss) per share	$(5.41)	$0.88	$2.35

Diluted EPS:
Income before cumulative effect of accounting change		$35.2	$53.3
Assumed shortfall between common and preferred dividends		(0.7)	(0.6)

Earnings available for common stockholders		34.5	52.7
Cumulative effect of accounting change		(14.1)	—

Net income available for common stockholders		$20.4	$52.7

Weighted average common shares outstanding		22.0	22.0
Assumed conversion of preferred shares		0.8	0.8
Effect of shares issuable under stock option plans		0.1	—

Adjusted weighted average common shares		22.9	22.8

Income (loss) per share before cumulative effect of accounting changes	$(0.35)	$1.50	$2.31
Cumulative effect of accounting changes per share	(5.06)	(0.62)	—

Diluted net income (loss) per share	$(5.41)	$0.88	$2.31

In fiscal 2001 and 2000, 1.4 million and 1.8 million stock options, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the then outstanding options were above the average market price for the related periods.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Special Charge

During the fourth quarter of fiscal 2001, Carpenter incurred a special charge of $37.6 million before taxes that was recognized in the consolidated statement of operations as a separate $36.0 million special charge, an addition to cost of sales of $1.2 million as a result of a writedown of inventory and an addition to selling and administrative expenses of $.4 million due to a writedown of accounts receivable. The components of this special charge are indicated below.

•
Due to the pending divestiture of four Engineered Products Group (EPG) business units that were considered non-strategic, the Company recorded a pre-tax charge of $19.3 million consisting of $15.7 million in writedowns of long-lived assets, $1.2 million in writedowns of inventory, $.4 million in writedowns of accounts receivable, $1.0 million in writedowns of other current and non current assets, and $1.0 million for related exit costs. The $15.7 million writedown of long-lived assets consisted of machinery and equipment—$9.2 million (book value prior to writedown of $12.7 million), buildings—$2.1 million (book value prior to writedown of $2.5 million), land—$.3 million (book value prior to writedown of $.3 million), and goodwill—$4.1 million (book value prior to writedown of $4.1 million). The book value of other current and non current assets prior to the writedown was $1.1 million. These business units had combined fiscal 2001 annual sales and a net operating loss (before the special charge) of $25.0 million and $3.0 million, respectively. Operating results of these EPG business units were immaterial for fiscal years 2002 and 2001. Two of the EPG business units have been sold—one in October 2001 and the second in January 2002. The sales of the two remaining business units are expected to occur in fiscal 2003.

•
Carpenter implemented a reduction in its workforce of approximately 100 salaried positions as a result of the realignment of Specialty Alloys Operations (SAO) and Corporate staff. As of June 30, 2002, this workforce reduction was complete. The pre-tax charge of $9.1 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Of this charge, $6.8 million will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. There was also a $1.7 million pre-tax charge to writeoff certain SAO construction in progress due to the decision in the fourth quarter of fiscal 2001 to discontinue the capital project.

•
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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Inventories

	June 30
	2002	2001
	(in millions)
Finished and purchased products	$102.4	$108.7
Work in process	145.6	185.4
Raw materials and supplies	51.0	44.5

Total at current cost	299.0	338.6

Less excess of current cost over LIFO values	109.0	97.5

	$190.0	$241.1

Current cost of LIFO-valued inventories was $233.9 million at June 30, 2002 and $272.5 million at June 30, 2001. The reductions in LIFO-valued inventories increased cost of sales by $9.0 million before taxes or $.26 per diluted share during fiscal 2002. In fiscal 2001, the reductions in LIFO-valued inventories decreased cost of sales by $.7 million before taxes or $.02 per diluted share.

5.    Property, Plant and Equipment

	June 30
	2002	2001
	(in millions)
Land	$7.5	$7.7
Buildings and building equipment	236.3	233.8
Machinery and equipment	1,102.2	1,076.0
Construction in progress	8.9	28.4

Total at cost	1,354.9	1,345.9

Less accumulated depreciation and amortization	641.8	593.7

	$713.1	$752.2

The estimated useful lives of depreciable assets are as follows: land improvements—20 years; buildings and building equipment—20 to 45 years; machinery and equipment—5 to 30 years; autos and trucks—3 to 6 years; office furniture and equipment—3 to 10 years.

6.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended June 30, 2002, are as follows:

	Specialty Metals Segment	Engineered Products Segment	Total
	(in millions)
Balance as of June 30, 2001	$150.0	$11.7	$161.7
Impairment charge	(112.3)	—	(112.3)
Decrease due to a change in estimate relating to the realization of certain tax assets for a previously acquired company	(2.8)	—	(2.8)
Other	(0.3)	—	(0.3)

Balance as of June 30, 2002	$34.6	$11.7	$46.3

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Goodwill and Other Intangible Assets (continued)

The $112.3 million impairment charge or $5.06 per diluted share is a non-cash, non-operating charge, and was recognized as a cumulative effect of an accounting change as of the beginning of fiscal 2002. Fair value of the reporting units was estimated on July 1, 2001 based upon discounted cash flow analyses and the use of market multiples. The fair value of certain reporting units was less than their carrying value.

Also, effective July 1, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by Carpenter in fiscal 2001 and 2000 was $6.7 million. Accumulated amortization of goodwill was $29.0 million and $22.6 million at June 30, 2001 and 2000, respectively. Net income and earnings per share for fiscal 2001, adding back goodwill amortization of $6.7 million ($.29 per basic share and $.28 per diluted share) would have been $27.8 million, $1.17 per basic share and $1.16 per diluted share. Income before cumulative effect of accounting change would have been $41.9 million, $1.81 per basic share and $1.78 per diluted share. Net income and earnings per share for fiscal 2000, adding back goodwill amortization of $6.7 million ($.29 per basic share and $.28 per diluted share) would have been $60.0 million, $2.64 per basic share and $2.59 per diluted share.

As of June 30, 2002, Carpenter has $26.4 million of trademarks and trade names that have a gross carrying value of $32.0 million and accumulated amortization of $5.6 million. As of June 30, 2001, Carpenter had $27.5 million of trademarks and trade names that had a gross carrying value of $32.0 million and accumulated amortization of $4.5 million. Carpenter has determined that the 30-year life previously assigned to these finite-lived assets is still appropriate, and has recorded $1.1 million of amortization expense in fiscal years 2002, 2001 and 2000. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

7.    Debt

As part of Carpenter’s debt refinancing strategy designed to enhance liquidity, Carpenter entered into a series of financing arrangements during fiscal 2002. In August 2001, Carpenter issued $100 million of 10-year medium-term notes with a coupon of 7.625%. Carpenter used the net proceeds from the sale of the notes to reduce the outstanding principal amount under its short-term revolving credit agreements.

In November 2001, Carpenter entered into a $125 million five-year unsecured credit facility (“Committed Facility”) and a $75 million 364-day unsecured credit facility (“364-day Facility”). Borrowings under each of the facilities accrue at either a base rate or LIBOR plus applicable margin. The facilities contain two financial covenants, a debt-to-capital test and an EBITDA-to-interest coverage test. At June 30, 2002, the Company had $116.2 million available under its Committed Facility, after taking into account $8.8 million of outstanding letters of credit, and had $58.2 million available under the 364-day Facility.

On September 3, 2002, Carpenter and its lenders amended the Company’s $125 million, five-year Committed Facility. The amendment reduced the minimum coverage under the EBITDA-to-interest covenant for the trailing four quarter periods ending September 30, 2002, December 31, 2002 and March 31, 2003. Thereafter, the covenant reverts to the original terms under the Committed Facility.

Also on September 3, 2002, the Company entered into a new $75 million, 364-day unsecured credit facility and cancelled its $75 million, 364-day credit facility dated November 2001. The terms and conditions of the new 364-day facility are essentially the same as those contained in the Company’s amended $125 million Committed Facility.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Debt (continued)

For the years ended June 30, 2002, 2001 and 2000, interest cost totaled $34.9 million, $41.1 million and $39.4 million, of which $.3 million, $.8 million and $6.0 million, respectively, were capitalized as part of the cost of plant, equipment and software.

The weighted average interest rates for short-term borrowings, including the accounts receivable purchase facility, during fiscal 2002, 2001 and 2000 were 3.3 percent, 6.2 percent and 6.1 percent, respectively.

Long-term debt outstanding at June 30, 2002 and 2001, consists of the following:

	June 30
	2002	2001
	(in millions)
Medium-term notes, Series B at 6.28% to 7.10% due from April 2003 to 2018	$198.0	$198.0
9% Sinking fund debentures due 2022, callable beginning in March 2002 at 104.2%; sinking fund requirements are $5.0 million annually from March 2003 to 2021	99.7	99.7
Medium-term notes, Series C at 7.625% due 2011	99.5	—
Medium-term notes, Series A at 6.95% due June 2005	20.0	45.0
Other	8.8	9.4

Total	426.0	352.1
Less amounts due within one year	50.2	25.2

Long-term debt, net of current portion	$375.8	$326.9

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2003, are $5.2 million in fiscal 2004, $45.2 million in fiscal 2005, $5.2 million in fiscal 2006 and $5.2 million in fiscal 2007.

8.    Accounts Receivable Purchase Facility

In December 2001, Carpenter and CRS Funding Corp., a wholly owned consolidated Special Purpose Entity, entered into a $75 million three-year accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution. Pursuant to the terms of the Purchase Facility, Carpenter sells certain of its accounts receivable to CRS Funding Corp. In turn, CRS Funding Corp. sells a participating interest in these accounts receivable to the independent financial institution. These transactions are treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. All intercompany transactions and balances between Carpenter and CRS Funding Corp. are eliminated in the consolidated financial statements. Carpenter will continue to service the accounts receivable.

At June 30, 2002, CRS Funding Corp. owned $81.5 million of Carpenter’s accounts receivable, and in June sold a participating interest of $10.0 million to the independent financial institution. Carpenter received from CRS Funding Corp. $10.0 million in cash and a subordinated note for the balance of the accounts receivable sold. Carpenter used the cash received from the sale to pay down debt. Accordingly, the sale of the participating interest in the accounts receivable and the pay down of the debt result in removing the equivalent amount of accounts receivable and short-term debt from

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accounts Receivable Purchase Facility (continued)

Carpenter’s consolidated balance sheet, and increasing net cash provided from operations as well as decreasing cash provided from financing activities on the consolidated statement of cash flows. Total fiscal 2002 expenses relating to the Purchase Facility were $.4 million.

The economic substance of the Purchase Facility is based on the sale of a portion of CRS Funding Corp.’s accounts receivable to an independent financial institution, and the receipt of cash at full value from the independent financial institution. CRS Funding Corp.’s ability to continue raising capital under the Purchase Facility is dependent, in part, upon the amount and quality of the accounts receivable it purchases from Carpenter.

9.    Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Cash and cash equivalents	$18.7	$18.7	$7.8	$7.8
Company-owned life insurance	$17.0	$17.0	$16.3	$16.3
Short-term debt	$16.8	$16.8	$170.6	$170.6
Long-term debt	$426.0	$430.0	$352.1	$344.0
Commodity swaps, forwards and options	$8.0	$8.0	$(2.0)	$(2.0)
Foreign currency forwards and options	$(2.6)	$(2.6)	$1.6	$1.6
Interest rate swaps and locks	$0.6	$0.6	$—	$—

The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short-term maturities of these instruments. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2002 and 2001, were determined by using current interest rates and market values of similar issues.

Carpenter adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), on July 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on the type of hedging instrument and the effectiveness of the hedges. In accordance with the transition provisions of SFAS 133, Carpenter recorded a cumulative positive adjustment to other comprehensive income (loss) of $.8 million, after tax, to recognize the fair value of its derivative instruments as of the date of adoption.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Financial Instruments (continued)

Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. These strategies are:

•
The use of commodity swaps, forwards and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities.

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

•	The use of interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt.

All of the derivatives used by Carpenter in its risk management strategies are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. All of the described derivative instruments, except for hedges of intercompany receivables denominated in foreign currencies, have been designated as cash flow hedges at the time of adoption of SFAS 133 or if entered into later than July 1, 2000 at the time they were executed. The hedges of intercompany receivables denominated in foreign currencies do not qualify for hedge accounting. All derivatives are adjusted to their fair market values at the end of each calendar quarter. Unrealized net gains and losses for cash flow hedges are recorded in other comprehensive income (loss). At the time the anticipated transactions occur, any unrealized gains and losses on the related hedge are reclassified from other comprehensive income (loss) to the consolidated statement of operations, thus offsetting the income effects of the anticipated transactions to which they relate. Amounts reclassified to the consolidated statement of operations are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign exchange hedges of anticipated sales). All unrealized gains or losses on hedges of intercompany receivables denominated in foreign currencies are recorded in other income, net each quarter. If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the consolidated statement of operations. Cash flow hedges at June 30, 2002 have various settlement dates, the latest of which is an April, 2008 interest rate swap.

Carpenter evaluates all derivative instruments each quarter to determine that they are highly effective. During the year ended June 30, 2002, unrealized net gains totaling $1.1 million after taxes were recorded in other comprehensive income (loss), and $2.9 million of expenses (net of tax benefits) were reclassified from other comprehensive income (loss) to the consolidated statement of operations including $.2 million of net gains for anticipated raw material purchase transactions which were no longer expected to occur. During the year ended June 30, 2001, unrealized net losses totaling $1.7 million after taxes were recorded in other comprehensive income (loss), including the $.8 million cumulative effect recorded as of July 1, 2000, and $.2 million of income after taxes was reclassified from other comprehensive income (loss) to the consolidated statement of operations. There were no reclassifications from other comprehensive income (loss) to the consolidated statement of operations during the year ended June 30, 2001 that were caused by anticipated transactions that were no longer expected to occur. Any ineffectiveness is recorded in the consolidated statement of operations. The ineffectiveness for existing derivative instruments for the years ending June 30, 2002 and 2001 was immaterial.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Financial Instruments (continued)

As of June 30, 2002, $2.5 million after taxes of net gains from derivative instruments was included in accumulated other comprehensive income (loss) of which $2.1 million after taxes is expected to be reclassified to the consolidated statement of operations within one year.

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

10.    Accrued Liabilities

	June 30
	2002	2001
	(in millions)
Compensation	$16.3	$18.6
Employee benefits	12.6	12.2
Interest	8.6	7.6
Derivatives	3.2	2.7
Taxes, other than income	2.3	1.7
Environmental costs	0.9	2.2
Other	17.2	18.9

	$61.1	$63.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans and postretirement benefit plans to certain of its employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

	Pension Plans		Other Postretirement Plans
	2002	2001	2002	2001
	(in millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$602.5	$576.3	$189.6	$179.0
Service cost	15.4	16.0	2.4	2.6
Interest cost	43.3	43.4	13.6	13.5
Benefits paid	(44.6)	(38.4)	(13.9)	(9.6)
Actuarial (gain) loss	3.7	(2.9)	27.0	4.1
Special termination benefits(a)	(0.8)	8.1	—	—
Plan amendments	(16.6)	—	(11.9)	—

Projected benefit obligation at end of year	$602.9	$602.5	$206.8	$189.6

Change in plan assets
Fair value of plan assets at beginning of year	$886.5	$1,022.8	$55.0	$89.4
Actual return (loss) on plan assets	(90.2)	(99.7)	(4.2)	(25.3)
Benefits paid from plan assets	(44.6)	(38.4)	(13.9)	(9.6)
Contributions	2.7	1.8	—	0.5

Fair value of plan assets at end of year	$754.4	$886.5	$36.9	$55.0

Funded status of the plans	$151.5	$284.0	$(169.9)	$(134.6)
Unrecognized net (gain) loss	76.8	(105.6)	20.4	(15.7)
Unrecognized prior service cost (benefit)	6.4	26.0	(18.6)	(7.7)
Unrecognized transition obligation	0.1	0.1	—	—

Prepaid (accrued) benefit cost	$234.8	$204.5	$(168.1)	$(158.0)

Principal actuarial assumptions at June 30:
Discount rate	7.25%	7.5%	7.25%	7.5%
Long-term rate of compensation increase	4.0%	4.0%	—	—
Long-term rate of return on plan assets	10.0%	10.0%	10.0%	10.0%

(a)	Benefits provided to employees terminated as a result of a reduction in salaried work force. See note 3 to the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Pension and Other Postretirement Benefits (continued)

Pension and other postretirement plans included the following net credits and costs components:

	Pension Plans			Other Postretirement Plans
	2002	2001	2000	2002	2001	2000
	(in millions)
Service cost	$15.4	$16.0	$17.3	$2.4	$2.6	$2.8
Interest cost	43.3	43.4	40.2	13.6	13.5	12.5
Expected return on plan assets	(87.3)	(90.9)	(86.7)	(4.9)	(7.6)	(7.2)
Amortization of net gain	(1.3)	(13.8)	(13.1)	—	(2.5)	(1.2)
Amortization of prior service cost (benefit)	2.7	2.6	2.6	(1.0)	(0.7)	(0.7)
Amortization of transition asset	—	(2.9)	(2.9)	—	—	—

Net (credit) cost	$(27.2)	$(45.6)	$(42.6)	$10.1	$5.3	$6.2

For segment reporting (see note 19 to the consolidated financial statements), Carpenter reports separately the net pension credit which represents the income relating to Carpenter’s overfunded defined benefit pension plan (the GRP plan) less an expense for the postretirement benefit plans and other underfunded defined benefit pension plans.

Pension Plans

Carpenter has several underfunded plans which are included in the data presented above. As of June 30, 2002 and 2001, the projected benefit obligation of the underfunded plans was $25.9 million and $26.0 million, the total fair value of assets was $1.6 million and $1.6 million, and the accumulated benefit obligation was $23.5 million and $22.9 million, respectively.

Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $7.2 million in fiscal 2002 and $7.4 million in fiscal 2001 and fiscal 2000. There were 1,437,110 common shares reserved for issuance under the savings plans at June 30, 2002.

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

The assumed health care cost trend rate for fiscal 2003 is 7 percent, declining .5 percent per year to an ultimate rate of 5 percent, and is 7 percent and 6 percent for fiscal 2002 and 2001, respectively. The health care cost trend rate has a significant effect on the amounts reported. If the assumed health care cost trend rate was increased by 1 percent, the accumulated projected benefit obligation at June 30, 2002 would have increased by $15.7 million and the postretirement benefit expense for fiscal 2002 would have increased by $1.6 million. If the assumed health care cost trend rate was decreased by 1 percent, the accumulated projected benefit obligation at June 30, 2002 would have decreased by $14.4 million and the postretirement benefit expense for fiscal 2002 would have decreased by $1.4 million.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Contingencies and Commitments

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accrual was made during fiscal 2002. For fiscal 2001, the liability for environmental remediation costs was increased by $.6 million, which was included in cost of sales. Fiscal 2000 included $.8 million of reversals of prior years’ accruals for environmental remediation, which were reported in other income, net. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities remaining at June 30, 2002, 2001 and 2000, were $5.8 million, $8.0 million and $7.7 million, respectively. A compliance status report is currently being prepared by an outside consultant to determine what, if any, potential remediation costs there may be at a former manufacturing site of a Talley Industries, Inc. subsidiary that was sold prior to Carpenter’s acquisition of Talley Industries, Inc. The estimated range at June 30, 2002 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $5.8 million and $12.5 million.

Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP’s. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter’s financial position, results of operations or cash flows. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

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

Carpenter has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $110.0 million, of which $80.0 million (less than 25 percent of projected raw material requirements) relates to fiscal 2003 and $30.0 million relates to fiscal 2004.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $12.0 million (net of sub-lease rental receipts), $12.6 million and $10.5 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Future minimum payments (net of sub-lease rental receipts) for noncancelable operating leases in effect at June 30, 2002 were (in millions):

Fiscal Year
2003	$7.7
2004	7.5
2005	6.4
2006	4.7
2007	4.0
Thereafter	8.5

$38.8

14.    Common Stock Purchase Rights

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Stock-Based Compensation

Carpenter has three stock-based compensation plans for officers and key employees: a 1993 plan, a 1982 plan and a 1977 plan.

1993 Plan:

The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. In October, 2000, the stockholders authorized an additional 1,800,000 shares to the plan for share awards. As of June 30, 2002 and 2001, 851,103 and 1,376,936 shares, respectively, were reserved for options and share awards which may be granted under this plan.

Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable after one year of employment following the date of grant, and will expire no more than ten years after the date of grant.

Restricted stock awards outstanding vest from the date of grant to periods ranging principally from two to five years from the date of grant. When restricted shares are issued, deferred compensation is determined, and charged to expense over the vesting period. During fiscal 2002, 2001 and 2000, $.5 million, $.2 million and $.4 million, respectively, were charged to expense for vested restricted shares.

Performance share awards are earned only if Carpenter achieves certain performance levels over a three-year period. The awards are payable at the discretion of the Board of Directors in either shares of common stock or cash and expensed over the three-year performance period. Fiscal 2002, 2001 and 2000 included $.3 million in each year for reversals of prior years’ accruals relating to performance shares.

1982 Plan:

Under the 1982 plan, options were granted at the market value on the date of grant, were exercisable after one year of employment following the date of grant and expire ten years after grant. Since the 1982 Plan expired in June 1992, no options are outstanding.

1977 Plan:

Under the 1977 plan, which is still in effect, options are granted at the market value on the date of grant, are exercisable after one year of employment following the date of grant and expire ten years after grant. At June 30, 2002 and 2001, 23,660 shares and 18,160 shares, respectively, were reserved for options which may be granted under the 1977 plan.

Carpenter has a stock-based compensation plan which provides for the granting of stock options and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 2002 and 2001, 209,000 and 246,000 shares, respectively, were reserved for options which may be granted under this plan.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Stock-Based Compensation (continued)

Option Activity:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 1999	1,721,744	$35.65

Granted	371,000	20.41
Exercised	(6,340)	24.67
Cancelled	(10,120)	28.37

Balance at June 30, 2000	2,076,284	$32.99

Granted	495,400	29.92
Exercised	(154,230)	24.79
Cancelled	(77,377)	33.68

Balance at June 30, 2001	2,340,077	$32.86

Granted	633,300	23.31
Exercised	(144,900)	21.15
Cancelled	(32,780)	32.25

Balance at June 30, 2002	2,795,697	$31.33

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at 06/30/02	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 06/30/02	Weighted Average Exercise Price
$19 — $30	1,442,142	8.06	$24.95	809,842	$26.23
$30 — $40	810,255	6.52	31.61	810,255	31.61
$40 — $51	543,300	5.53	47.82	543,300	47.82

	2,795,697		$31.33	2,163,397	$33.67

Of the options outstanding at June 30, 2002, 2,341,895 relate to the 1993 plan, 259,300 relate to the 1977 plan and 194,502 relate to the plan for non-employee Directors.

The following table provides additional information regarding Carpenter’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,795,697	$31.33	1,083,763
Equity compensation plans not approved by security holders	—	—	—

Total	2,795,697	$31.33	1,083,763

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Stock-Based Compensation (continued)

Carpenter accounts for its stock option plans in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB Opinion 25, no compensation cost is recognized because the exercise price of Carpenter’s employee stock options equals the market price of the underlying stock at the date of the grant. Had compensation cost for Carpenter’s stock option plans been determined based on the fair value at the grant date for awards in accordance with SFAS 123, “Accounting for Stock-based Compensation”, additional expense, after tax, of $2.7 million ($.12 diluted earnings per share), $0.8 million ($.04 diluted earnings per share) and $1.8 million ($.08 diluted earnings per share), would have been recorded in fiscal 2002, 2001 and 2000, respectively.

These pro-forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1996.

A summary of the assumptions and data used in these calculations follows:

	2002	2001	2000
Weighted average exercise price of options exercisable	$33.67	$33.65	$35.73
Weighted average fair value per share of options	$5.15	$7.09	$3.74
Fair value assumptions:
Risk-free interest rate	4.3%	4.9%	6.5%
Expected volatility	36.1%	32.7%	28.6%
Expected life of options	5 years	5 years	5 years
Expected dividends	5.9%	4.4%	6.5%

16.    Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”) to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year 9.345% note which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

Principal and interest obligations on the note are satisfied by the ESOP as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $1.8 million in fiscal 2002, $1.7 million in fiscal 2001 and $1.6 million in fiscal 2000 to the ESOP. Compensation expense related to the plan was $1.4 million in fiscal 2002, $1.5 million in fiscal 2001 and $1.6 million in fiscal 2000.

As of June 30, 2002, the ESOP held 388.4 shares of the convertible preferred stock, consisting of 234.4 allocated shares and 154.0 unallocated shares. Each preferred share is convertible into at least 2,000 shares of common stock. There are 776,832 common shares reserved for issuance under the ESOP at June 30, 2002. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. To the extent permitted by the ESOP and its trustee, the stock is redeemable at Carpenter’s option at $65,000 per share.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Supplemental Data

	2002	2001	2000
	(in millions)
Cost Data:
Research and development costs	$12.9	$14.7	$14.4
Repairs and maintenance costs	$52.2	$59.8	$58.7
Cash Flow Data:
Cash paid during the year for:
Interest payments, net of amounts capitalized	$32.3	$39.8	$33.4
Income tax payments (refunds), net	$(6.1)	$(2.8)	$12.0
Non-cash investing and financing activities:
Debt assumed in business acquisitions	$—	$—	$1.6
Property, plant and equipment exchanges	$—	$—	$3.4

18.    Income Taxes

Provision (benefit) for income taxes consisted of the following:

	2002	2001	2000
	(in millions)
Current:
Federal	$(18.1)	$6.0	$12.4
State	(1.0)	2.4	1.6
Foreign	2.6	3.7	2.7
Deferred:
Federal	7.2	11.2	9.7
State	2.0	(0.1)	0.2
Foreign	—	—	—

	$(7.3)	$23.2	$26.6

The operating loss generated in fiscal 2002 was carried back to prior years, and the tax benefit was recorded as a current asset on the consolidated balance sheet. The fiscal 2001 income tax benefit resulting from recording the cumulative effect on prior years due to the SAB 101 accounting change was $9.4 million.

The following is a reconciliation of the United States statutory federal income tax rate to the actual effective income tax rate:

	2002	2001	2000
	(% of pre-tax income <loss>)
Statutory federal income tax rate	(35.0%)	35.0%	35.0%
Research and development credits	(12.0)	—	—
State income taxes, net of federal tax benefit	4.1	3.3	1.7
Foreign tax differential	3.0	(0.2)	0.7
Nontaxable income	(14.7)	(2.8)	(0.5)
Goodwill amortization	—	5.1	2.4
Goodwill writedown	—	4.1	—
Settlement of prior years’ tax issues	—	(4.8)	(4.4)
Other, net	(0.3)	—	(1.6)

Effective income tax rate	(54.9%)	39.7%	33.3%

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Income Taxes (continued)

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2002 and 2001:

	2002	2001
	(in millions)
Deferred tax liabilities:
Depreciation	$172.3	$166.6
Prepaid pension cost	96.6	89.7
Intangible assets	10.8	11.5
Inventories	11.5	11.8
Other	9.5	6.4

Total deferred tax liabilities	300.7	286.0

Deferred tax assets:
Postretirement provisions	67.0	62.5
Alternative Minimum Tax credit (a)	6.8	6.8
Net operating loss benefit (b)	6.6	6.6
Other reserve provisions	34.1	34.1
Valuation allowance (c)	(2.0)	(3.9)

Total deferred tax assets	112.5	106.1

Net deferred tax liability	$188.2	$179.9

(a)	The Alternative Minimum Tax credit of $6.8 million can be carried forward indefinitely.
(b)
As of June 30, 2002, subsidiaries of the Company had available tax net operating losses that can be carried forward to future years. Of the $6.6 million net operating loss benefit, $3.1 million expires in 2017 and the remaining $3.5 million is attributable to a foreign subsidiary that has an unlimited carry forward period.

(c)	A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized.

19.    Business Segments and Geographic Data

Carpenter is organized on a product basis: Specialty Alloys Operations, Titanium, Carpenter Powder Products and Engineered Products. For segment reporting, the Specialty Alloys Operations, Titanium and Carpenter Powder Products segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics.

Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from Carpenter’s production plants and its distribution network and through independent distributors.

Engineered Products includes structural ceramic products, ceramic cores for the casting industry, metal-injection molded products, tubular metal products for nuclear and aerospace applications, custom shaped bar and ultra hard wear materials.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Business Segments and Geographic Data (continued)

Effective July 1, 2001, management changed the basis for measuring the business segment’s profits to allocate additional corporate costs to the business segments, to allocate pension credits to the business segments to offset an expense for the postretirement benefit plans and other underfunded defined benefit pension plans charged to the operating segments, to show separately the remaining net pension credit, and to show separately other income and expense, net. All segment data for fiscal 2001 and 2000 have been restated to reflect the current segment reporting structure. Sales between the segments are generally made at market-related prices.

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies.

The net pension credit represents the income relating to Carpenter’s overfunded defined benefit pension plan less the expense for the postretirement benefit plans and the other underfunded defined benefit pension plans. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, law and human resource departments as well as the corporate management staff. Other income, net, includes non-operating income and expense components, such as tariffs received from the U.S. Customs Department, interest income, gains and losses from sales of fixed assets, and market valuation adjustments of investments in life insurance policies. Corporate assets are primarily domestic cash and cash equivalents, prepaid pension cost, corporate-owned life insurance and corporate plant, equipment and software.

Carpenter’s sales are not materially dependent on a single customer or a small group of customers.

Geographic Data

	2002	2001	2000
	(in millions)
Net sales:(a)
United States	$728.0	$1,079.9	$899.4
Europe	142.2	130.9	104.4
Mexico	45.3	52.6	49.8
Canada	20.3	21.4	22.3
Asia Pacific	26.3	24.0	19.8
Other	15.0	15.3	13.4

Consolidated net sales	$977.1	$1,324.1	$1,109.1

Long-lived assets:
United States	$1,066.5	$1,181.9	$1,210.5
Europe	18.0	23.9	25.9
Mexico	6.6	14.1	13.2
Canada	0.4	0.7	0.8
Asia Pacific	10.4	10.4	10.9
Other	1.7	1.4	1.6

Consolidated long-lived assets	$1,103.6	$1,232.4	$1,262.9

(a)	Net sales are attributed to countries based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Business Segments and Geographic Data (continued)

Segment Data

	2002		2001	2000
	(in millions)
Net sales:
Specialty Metals	$850.8		$1,168.6	$980.5
Engineered Products	128.5		156.9	131.6
Intersegment	(2.2)		(1.4)	(3.0)

Consolidated net sales	$977.1		$1,324.1	$1,109.1

Operating results:
Specialty Metals	$12.9		$98.8	$79.0
Engineered Products	10.5		15.7	7.1
Net pension credit	17.1		40.3	36.4
Corporate costs	(19.7)		(20.8)	(22.5)
Interest expense	(34.6)		(40.3)	(33.4)
Special charge	—		(37.6)	—
Other income, net	0.5		2.3	13.3

Consolidated income (loss) before income taxes and cumulative effect of accounting changes	$(13.3)		$58.4	$79.9

Total assets:
Specialty Metals	$1,057.7		$1,310.2	$1,378.3
Engineered Products	90.4		102.2	122.8
Corporate assets	331.4		279.1	244.8

Consolidated total assets	$1,479.5		$1,691.5	$1,745.9

Depreciation:
Specialty Metals	$48.1		$45.1	$42.8
Engineered Products	4.9		6.4	6.1
Corporate	3.5		4.1	4.2

Consolidated depreciation	$56.5		$55.6	$53.1

Amortization:
Specialty Metals	$9.6	(b)	$13.5	$11.7
Engineered Products	0.8	(b)	2.3	2.4
Corporate	0.8	(b)	1.1	1.1

Consolidated amortization	$11.2	(b)	$16.9	$15.2

Capital expenditures, including software:
Specialty Metals	$21.1		$40.6	$84.7
Engineered Products	3.9		8.2	7.8
Corporate	1.7		1.7	12.5

Consolidated capital expenditures, including software	$26.7		$50.5	$105.0

(b)
Pursuant to SFAS 142, effective July 1, 2001, goodwill is no longer being amortized. Total fiscal 2001 goodwill amortization was $6.7 million; $5.6 million related to Specialty Metals, while $1.1 million related to Engineered Products. See note 6 to the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Acquisitions of Businesses

During fiscal years 2002 and 2001, Carpenter did not acquire any businesses. On February 1, 2000, Carpenter acquired the Anval Group, a powder metal producer based in Torshälla, Sweden, at a cost of $7.0 million in cash, including acquisition costs, and assumed Anval’s debt with a fair market value of $1.6 million. This acquisition was accounted for by the purchase method of accounting; accordingly, the purchase price included $3.5 million of goodwill. During fiscal 2002, there was a $2.8 million decrease to this goodwill due to a change in estimate relating to the realization of certain tax assets. Deferred tax liabilities included in the allocation totaled $.6 million. The pro-forma impact of the acquisition was not material.

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are usually influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest because of annual plant vacation and maintenance shutdowns in this period by Carpenter and by many of its customers. This seasonal pattern can be disrupted by economic cycles or special accounting adjustments. The second half of the fiscal year is typically stronger than the first half. However, the timing of major changes in both the general economy and the markets for Carpenter’s products, as occurred in fiscal 2002, can alter this pattern. The tragic events of September 11th and the corresponding effects on many economic drivers, as well as weaker demand, especially in the aerospace and power generation markets, and a leaner product mix contributed to net sales being much lower than normal in the fourth quarter of fiscal 2002 (three months ended June 30). Over the longer time frame, the historical patterns generally prevail.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars and shares in millions, except per share amounts)
Results of Operations
Fiscal 2002(a)
Net sales	$251.1	$248.2	$250.2	$227.6

Gross profits	$52.8	$46.6	$28.0	$35.5

Income (loss) before cumulative effect of accounting change	$5.9	$3.5	$(10.5)	$(4.9)
Cumulative effect of accounting change	(112.3)	—	—	—

Net income (loss)	$(106.4)	$3.5	$(10.5)	$(4.9)

Fiscal 2001(b)
Net sales	$293.1	$292.2	$297.3	$441.5

Gross profits	$71.6	$66.7	$66.2	$81.6

Income (loss) before cumulative effect of accounting change	$15.3	$13.4	$10.5	$(4.0)
Cumulative effect of accounting change, net of $9.4 million tax	(14.1)	—	—	—

Net income (loss)	$1.2	$13.4	$10.5	$(4.0)

Earnings per common share
Fiscal 2002(a)
Basic earnings
Income (loss) before cumulative effect of accounting change	$0.24	$0.14	$(0.49)	$(0.24)
Cumulative effect of accounting change	(5.06)	—	—	—

Net income (loss)	$(4.82)	$0.14	$(0.49)	$(0.24)

Diluted earnings
Income (loss) before cumulative effect of accounting change	$0.24	$0.14	$(0.49)	$(0.24)
Cumulative effect of accounting change	(5.06)	—	—	—

Net income (loss)	$(4.82)	$0.14	$(0.49)	$(0.24)

Fiscal 2001(b)
Basic earnings
Income (loss) before cumulative effect of accounting change	$0.68	$0.59	$0.46	$(0.20)
Cumulative effect of accounting change	(0.64)	—	—	—

Net income (loss)	$0.04	$0.59	$0.46	$(0.20)

Diluted earnings
Income (loss) before cumulative effect of accounting change	$0.66	$0.58	$0.45	$(0.20)
Cumulative effect of accounting change	(0.62)	—	—	—

Net income (loss)	$0.04	$0.58	$0.45	$(0.20)

Weighted average common shares outstanding (in millions)
Fiscal 2002
Basic	22.2	22.2	22.2	22.3
Diluted	23.0	23.0	22.2	22.3
Fiscal 2001
Basic	22.0	22.0	22.1	22.1
Diluted	22.9	23.0	23.0	22.1

(a)
The first quarter of fiscal 2002 includes a cumulative effect of an accounting change relating to goodwill impairment of $112.3 million or $5.06 per diluted share. See note 6 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. The third quarter of fiscal 2002 includes a $6.5 million pre-tax charge to earnings ($.19 per basic and diluted share) due to reductions in LIFO-valued inventories, while the fourth quarter of fiscal 2002 includes a $2.5 million pre-tax charge to earnings ($.07 per basic and diluted share) due to reductions in LIFO-valued inventories. See note 4 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(b)
Fiscal 2001 reflects the adoption of SAB 101 (Revenue Recognition in Financial Statements) during the fourth quarter, effective July 1, 2000, and the restatement of the first, second and third quarters of fiscal 2001. The fourth quarter of fiscal 2001 includes a special charge of $37.6 million ($24.4 million after-tax or $1.09 per diluted share) related principally to the realignment of Special Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site. See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 9.     Disagreements on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required as to directors is incorporated herein by reference to the fiscal 2002 definitive Proxy Statement under the caption “Election of Directors”.

Information concerning Carpenter’s executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2002 definitive Proxy Statement under the caption “Executive Compensation”.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the fiscal 2002 definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management”.

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

To the Board of Directors of
    Carpenter Technology Corporation:

Our audits of the consolidated financial statements referred to in our report dated September 3, 2002, appearing herein also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 3, 2002

(2) The following documents are filed as exhibits:

3.	Articles of Incorporation and By-Laws
4.	Instruments Defining the Rights of Security Holders, Including Indentures
10.	Material Contracts
12.	Computation of Ratios of Earnings to Fixed Charges (unaudited)
21.	Subsidiaries of the Registrant
23.	Consent of Experts and Counsel
24.	Powers of Attorney
99.	Additional Exhibits

(b) Reports on Form 8-K:

There were no Current Reports on Form 8-K filed by Carpenter during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By:
Terrence E. Geremski Senior Vice President—Finance & Chief Financial Officer

Date: September 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Dennis M. Draeger	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2002

Robert J. Torcolini	President and Chief Operating Officer and Director	September 23, 2002

Terrence E. Geremski	Senior Vice President—Finance & Chief Financial Officer	September 23, 2002

Richard D. Chamberlain	Vice President and Corporate Controller (Principal Accounting Officer)	September 23, 2002

* Marcus C. Bennett	Director	September 23, 2002

* William S. Dietrich II	Director	September 23, 2002

* J. Michael Fitzpatrick	Director	September 23, 2002

* Marillyn A. Hewson	Director	September 23, 2002

* William J. Hudson, Jr.	Director	September 23, 2002

* Robert J. Lawless	Director	September 23, 2002

* Marlin Miller, Jr.	Director	September 23, 2002

* Robert N. Pokelwaldt	Director	September 23, 2002

* Gregory A. Pratt	Director	September 23, 2002

* Peter C. Rossin	Director	September 23, 2002

* Kathryn C. Turner	Director	September 23, 2002

* Stephen M. Ward, Jr.	Director	September 23, 2002

* Kenneth L. Wolfe	Director	September 23, 2002

Original Powers of Attorney authorizing John R. Welty or Terrence E. Geremski to sign this Report on behalf of: Marcus C. Bennett, William S. Dietrich II, J. Michael Fitzpatrick, Marillyn A. Hewson, William J. Hudson, Jr., Robert J. Lawless, Marlin Miller, Jr., Robert N. Pokelwaldt, Gregory A. Pratt, Peter C. Rossin, Kathryn C. Turner, Stephen M. Ward, Jr. and Kenneth L. Wolfe are being filed with the Securities and Exchange Commission.

By:
John R. Welty Attorney-in-fact

CERTIFICATIONS OF PERIODIC REPORTS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dennis M. Draeger, Chairman and Chief Executive Officer of Carpenter Technology Corporation, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Carpenter Technology Corporation;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date:  September 23, 2002

Dennis M. Draeger
Chairman and Chief Executive Officer

CERTIFICATION

I, Terrence E. Geremski, Senior Vice President—Finance & Chief Financial Officer of Carpenter Technology Corporation, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Carpenter Technology Corporation;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date:  September 23, 2002

Terrence E. Geremski
Senior Vice President—Finance & Chief Financial Officer

CERTIFICATION OF PERIODIC FINANCIAL REPORTS PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Carpenter Technology Corporation (the “Issuer”) on Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Dennis M. Draeger, Chairman and Chief Executive Officer of the Issuer, and I, Terrence E. Geremski, Senior Vice President—Finance & Chief Financial Officer of the Issuer, each hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and that information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of the Issuer.

Dennis M. Draeger	Terrence E. Geremski
Chairman and Chief Executive Officer	Senior Vice President—Finance & Chief Financial Officer

Date: September 23, 2002

CARPENTER TECHNOLOGY CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A	Column B	Column C—Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
Year ended June 30, 2002
Allowance for doubtful accounts receivable	$2.3	$2.6	$—	$(2.3)	$2.6

Year ended June 30, 2001
Allowance for doubtful accounts receivable	$2.2	$0.8	$0.4	$(1.1)	$2.3

Year ended June 30, 2000
Allowance for doubtful accounts receivable	$1.9	$1.0	$0.1	$(0.8)	$2.2

(1)	Includes beginning balances of acquired businesses and recoveries of accounts previously written off, net of collection expenses.
(2)	Doubtful accounts written off.

F-1

EXHIBIT INDEX

Exhibit No.		Title

3.		Articles of Incorporation and By-Laws
	A.	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 of Carpenter’s Form 10-Q Quarterly Report for the quarter ended September 30, 1998.
	B.	By-Laws, amended as of October 22, 2001, are incorporated herein by reference to Exhibit 3B to Carpenter’s 10-Q Quarterly Report for the quarter ended September 30, 2001.

4.		Instruments Defining Rights of Security Holders, Including Indentures
	A.	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.
B.
Rights Agreement relating to Rights distributed to holders of Carpenter’s Stock, amended as of June 12, 2000, is incorporated herein by reference to Exhibit 4B of Carpenter’s 2001 Annual Report on Form 10-K.

C.
Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

	D.	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium-term Notes are incorporated by reference.
E.
Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured Medium-term Notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured Medium-term Notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 filed January 6, 1994.

	F.	Forms of Fixed Rate and Floating Rate Medium-term Note, Series B are incorporated by reference to Exhibit 20 to Carpenter’s Current Report on Form 8-K filed on April 15, 1998.
G.
Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium-term Notes are incorporated herein by reference.

H.
Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium-term Notes is incorporated herein by reference.

10.		Material Contracts
	A.	Agreement and Plan of Merger dated January 6, 1997, by and among Dynamet Incorporated, Stockholders of Dynamet Incorporated and Carpenter is attached as an Exhibit to this Annual Report on Form 10-K.

Exhibit No.		Title

	B.	Supplemental Retirement Plan for Executive Officers, amended as of January 1, 2001, is incorporated herein by reference to Exhibit 10B of Carpenter’s 2001 Annual Report on Form 10-K.
C.
Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10C of Carpenter’s 2001 Annual Report on Form 10-K.

	D.	Incentive Stock Option Plan for Officers and Key Employees, amended as of August 9, 1990, is incorporated herein by reference to Exhibit 10D to Carpenter’s 2000 Annual Report on Form 10-K.
E.
Deferred Compensation Plan for Non-management Directors of Carpenter Technology Corporation, amended as of December 7, 1995, is incorporated herein by reference to Exhibit 10E of Carpenter’s 2001 Annual Report on Form 10-K.

	F.	Deferred Compensation Plan for Corporate and Division Officers of Carpenter Technology Corporation, amended as of January 1, 1998, is attached as an Exhibit to this Annual Report on Form 10-K.
	G.	Executive Annual Compensation Plan, amended as of July 1, 2002 is attached as an Exhibit to this Annual Report on Form 10-K.
	H.	Stock-Based Incentive Compensation Plan For Non-Employee Directors, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10H to Carpenter’s 2001 Annual Report on Form 10-K.
I.
Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of December 9, 1993, is incorporated herein by reference to Exhibit 10-I to Carpenter’s 2000 Annual Report on Form 10-K.

J.
Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as amended and restated on May 1, 1997, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is attached as an Exhibit to this Annual Report on Form 10-K.

K.
Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: Dennis M. Draeger, Terrence E. Geremski, Robert W. Lodge, Michael L. Shor, Robert J. Torcolini and John R. Welty is incorporated herein by reference to Exhibit 10K to Carpenter’s 2000 Annual Report on Form 10-K.

	L.	Stock-Based Incentive Compensation Plan for Officers and Key Employees, amended as of June 27, 2002, is attached as an Exhibit to this Annual Report on Form 10-K.
	M.	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001, is incorporated herein by reference to Exhibit 10M of Carpenter’s 2001 Annual Report on Form 10-K.
N.
Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: Terrence E. Geremski, Michael L. Shor and Robert J. Torcolini is incorporated herein by reference to Exhibit 10N of Carpenter’s 2001 Annual Report on Form 10-K.

Exhibit No.		Title

O.
Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: Dennis M. Draeger, Robert W. Lodge and John R. Welty is incorporated herein by reference to Exhibit 10O of Carpenter’s 2001 Annual Report on Form 10-K.

P.
Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as amended and restated on May 1, 1997, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-management Directors, is attached as an Exhibit to this Annual Report on Form 10-K.

Q.
Five-Year Revolving Credit Agreement dated as of November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers and with First Union National Bank, JP Morgan Chase Bank and a number of other financial institutions as Lenders is incorporated herein by reference to Exhibit 10 of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

R.
Amendment dated September 3, 2002, to Five-Year Revolving Credit Agreement dated November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan Chase Bank and a number of other financial institutions as Lenders is attached as an Exhibit to this Annual Report on Form 10-K.

S.
364-Day Revolving Credit Agreement dated as of November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers with First Union National Bank, JPMorgan Chase Bank and a number of other financial institutions as Lenders is incorporated herein by reference to Exhibit 10 of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

T.
364-Day Revolving Credit Agreement dated as of September 3, 2002 among Carpenter and certain of its subsidiaries as Borrowers with Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan Chase Bank and a number of other financial institutions as Lenders is attached as an Exhibit to this Annual Report on Form 10-K.

U.
Receivables Purchase Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10 of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

V.
Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp. is incorporated herein by reference to Exhibit 10 of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

Exhibit No.	Title
12.	Computations of Ratios of Earnings to Fixed Charges (unaudited)
21.	Subsidiaries of the Registrant
23.	Consent of Experts and Counsel Consent of Independent Accountants
24.	Powers of Attorney Powers of Attorney in favor of Terrence E. Geremski or John R. Welty
99.	Additional Exhibits Agreement to Furnish Debt Instruments

E-4