Form 10-Q
period 2002-09-30
CARPENTER TECHNOLOGY CORP
filed 2002-11-13
CIK 17843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2002

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from      to
                                      ----    ----

                  Commission File Number 1-5828

                 CARPENTER TECHNOLOGY CORPORATION
      ------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

           Delaware                               23-0458500
-------------------------------              -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

1047 North Park Road, Wyomissing, Pennsylvania        19610-1339
----------------------------------------------        ----------
   (Address of principal executive offices)           (Zip Code)

                           610-208-2000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X    No
                                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002.

Common stock, $5 par value                   22,341,952
--------------------------          ----------------------------
          Class                     Number of shares outstanding

                 CARPENTER TECHNOLOGY CORPORATION
                            FORM 10-Q
                              INDEX

                                                            Page
                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Balance Sheet as of
                   September 30, 2002  (unaudited) and
                   June 30, 2002........................      5

                 Consolidated Statement of Operations
                   (unaudited) for the Three Months
                   Ended September 30, 2002 and 2001....      7

                 Consolidated Statement of Comprehensive
                   Loss (unaudited) for the Three Months
                   Ended  September 30, 2002 and 2001...      9

                 Consolidated Statement of Cash Flows
                   (unaudited) for the Three Months
                   Ended September 30, 2002 and 2001....     10

                 Notes to Consolidated Financial
                   Statements (unaudited) ..............   12-19

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.............................   20-25

                 Forward-looking Statements.............     26

         Item 3  Quantitative and Qualitative
                 Disclosures about Market Risk..........     27

         Item 4  Controls and Procedures................     27

PART II  OTHER INFORMATION

         Item 1   Legal Proceedings.....................     28

                                3



         Item 4   Submission of Matters to a Vote of
                  Security Holders......................     29

          Item 6   Exhibits and Reports on Form 8-K......    29

                  Signature.............................     30

                  Certifications of Periodic Reports....   30-34

PART I
------
                 CARPENTER TECHNOLOGY CORPORATION
                    CONSOLIDATED BALANCE SHEET
               September 30, 2002 and June 30, 2002
                           (in millions)

                                        September 30    June 30
                                            2002          2002
                                        ------------    -------
                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $   24.7     $   18.7
  Accounts receivable, net                   117.0        133.7
  Inventories                                198.1        190.0
  Other current assets                        33.1         33.5
                                          --------     --------
    Total current assets                     372.9        375.9
Property, plant and equipment, net           690.0        713.1
Prepaid pension cost                         251.4        255.9
Goodwill                                      46.3         46.3
Trademarks and trade names, net               26.2         26.4
Other assets                                  60.0         61.9
                                          --------     --------
Total assets                              $1,446.8     $1,479.5
                                          ========     ========
LIABILITIES
Current liabilities:
  Short-term debt                         $   15.5     $   16.8
  Accounts payable                            73.3         76.8
  Accrued liabilities                         60.5         61.1
  Deferred income taxes                        5.0          5.9
  Current portion of long-term debt           50.1         50.2
                                          --------     --------
    Total current liabilities                204.4        210.8
Long-term debt, net of current portion       367.6        375.8
Accrued postretirement benefits              170.8        167.8
Deferred income taxes                        179.8        182.3
Other liabilities                             43.0         34.5
                                          --------     --------
Total liabilities                            965.6        971.2
                                          --------     --------

STOCKHOLDERS' EQUITY
Convertible preferred stock                    9.2         24.4
Common stock                                 117.2        117.3
Capital in excess of par value               200.1        200.1
Reinvested earnings                          210.3        229.0
Common stock in treasury, at cost            (38.4)       (38.3)
Deferred compensation                         (4.2)       (11.7)
Accumulated other comprehensive income
  (loss)                                     (13.0)       (12.5)
                                          --------     --------
    Total stockholders' equity               481.2        508.3
                                          --------     --------
Total liabilities and stockholders'
  equity                                  $1,446.8     $1,479.5
                                          ========     ========

See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
      for the three months ended September 30, 2002 and 2001
               (in millions, except per share data)

                                                 Three Months
                                              ------------------
                                                2002      2001
                                              -------   --------
NET SALES                                     $213.8    $ 251.1
                                              ------    -------
COSTS AND EXPENSES:
  Cost of sales                                180.2      198.3
  Selling and administrative expenses           31.7       36.6
  Special charge                                14.2         --
  Interest expense                               8.0        8.9
  Other income, net                             (0.3)      (1.7)
                                              ------    -------
                                               233.8      242.1
                                              ------    -------
Income (loss) before income taxes and
  cumulative effect of accounting change       (20.0)       9.0
Income taxes (benefit)                          (9.1)       3.1
                                              ------    -------
Income (loss) before cumulative effect of
  accounting change                            (10.9)       5.9
Cumulative effect of accounting change            --     (112.3)
                                              ------    -------
NET LOSS                                      $(10.9)   $(106.4)
                                              ======    =======
EARNINGS (LOSS) PER COMMON SHARE:
  Basic:
    Income (loss) before cumulative effect
      of accounting change                    $(0.51)   $  0.24
    Cumulative effect of accounting change        --      (5.06)
                                              ------    -------
    Net loss                                  $(0.51)   $ (4.82)
  Diluted:
    Income (loss) before cumulative effect
      of accounting change                    $(0.51)   $  0.24
    Cumulative effect of accounting change        --      (5.06)
                                              ------    -------
    Net loss                                  $(0.51)   $( 4.82)
                                              ======    =======

                                7



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                         22.3       22.2
                                              ======    =======
  Diluted                                       22.3       22.2
                                              ======    =======
Cash dividends per common share               $ 0.33    $  0.33
                                              ======    =======

See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                           (Unaudited)
      for the three months ended September 30, 2002 and 2001
                          (in millions)

                                                2002      2001
                                              -------   --------
Net loss                                      $(10.9)   $(106.4)
Net losses on derivative instruments, net
  of tax                                        (0.4)      (4.0)
Foreign currency translation, net of tax        (0.1)      (0.4)
                                              ------    --------
Comprehensive loss                            $(11.4)   $(110.8)
                                              ======    =======

See accompanying notes to consolidated financial statements.

                 CARPENTER TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
      for the three months ended September 30, 2002 and 2001
                          (in millions)

                                                2002      2001
                                              -------   --------
OPERATIONS:
  Net loss                                    $(10.9)   $(106.4)
  Adjustments to reconcile net income to
    net cash  provided from operations:
      Depreciation                              13.7       14.1
      Amortization of intangible assets          2.2        3.3
      Goodwill impairment charge                  --      112.3
      Deferred income taxes                     (3.0)       2.2
      Net pension credit                        (1.1)      (4.3)
      Net loss (gain) on asset disposals         0.1       (0.2)
      Special charge                            14.2         --
  Changes in working capital and other:
      Receivables                               16.7       24.1
      Inventories                               (8.1)     (17.9)
      Accounts payable                          (3.5)       2.6
      Accrued current liabilities               (2.3)      (1.6)
      Income tax refund                         11.0         --
      Other, net                               (10.0)      (4.5)
                                              ------    -------
Net cash provided from operations               19.0       23.7
                                              ------    -------
INVESTING ACTIVITIES:
  Purchases of plant, equipment and
    software                                    (3.1)      (9.8)
  Proceeds from disposals of plant and
    equipment                                    0.2        0.2
                                              ------    -------
Net cash used for investing activities          (2.9)      (9.6)
                                              ------    -------
NET CASH PROVIDED BEFORE FINANCING
  ACTIVITIES                                    16.1       14.1
                                              ------    -------

FINANCING ACTIVITIES:
  Net change in short-term debt                 (1.3)     (90.3)
  Net proceeds from issuance of long-term
    debt                                          --       98.8
  Payments on long-term debt                    (1.0)     (15.0)
  Dividends paid                                (7.8)      (7.8)
  Proceeds from issuance of common stock          --        0.5
                                              ------    -------
Net cash used for financing activities         (10.1)     (13.8)
                                              ------    -------
INCREASE IN CASH AND CASH EQUIVALENTS            6.0        0.3
Cash and cash equivalents at beginning of
  period                                        18.7        7.8
                                              ------    -------
Cash and cash equivalents at end of period    $ 24.7    $   8.1
                                              ======    =======

See accompanying notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
                           (Unaudited)

1.   Basis of Presentation
     ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending
     June 30, 2003. The June 30, 2002 condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's fiscal year 2002 Annual Report on Form 10-K.

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

2.   Earnings Per Common Share
     -------------------------

          The calculations of earnings (loss) per share for the three months ended September 30, 2002 and 2001 are shown below. No calculations are presented for the diluted earnings (losses) per share for the three months ended September 30, 2002 or 2001, since the assumed conversion of preferred shares and the exercise of stock options are anti-dilutive.

(in millions, except per share data)
                                              Three Months Ended
                                                 September 30
                                              ------------------
                                                2002      2001
                                              -------   --------
Basic:
-----
Net income (loss) before cumulative effect
  of accounting change                        $(10.9)   $   5.9
Dividends accrued on convertible preferred
  stock, net of tax benefits                    (0.4)      (0.5)
                                              ------    -------
Earnings (loss) available for common
  stockholders                                 (11.3)       5.4
Cumulative effect of accounting change            --     (112.3)
                                              ------    -------
Net loss available for common stockholders    $(11.3)   $(106.9)
                                              ======    =======
Weighted average number of common shares
  outstanding                                   22.3       22.2
Earnings (loss) per share before cumulative
  effect of accounting change                 $(0.51)     $0.24
Cumulative effect of accounting change            --      (5.06)
                                              ------     ------
Basic net loss per share                      $(0.51)    $(4.82)
                                              ======     ======
Diluted:
-------
Earnings (loss) per share before cumulative
  effect of accounting change                 $(0.51)     $0.24
Cumulative effect of accounting change            --      (5.06)
                                              ------     ------
Diluted net loss per share                    $(0.51)    $(4.82)
                                              ======     ======

3.   Special Charge
     --------------

          During the first quarter of fiscal 2003, Carpenter incurred a special charge of $14.2 million before taxes. These actions were taken as part of the Company's strategy to reduce costs and improve operational effectiveness. The components of this special charge are indicated below.

     - Reductions in workforce of approximately 235 salaried positions as part of the Company's strategy to reduce cost and improve operational effectiveness. As of September 30, 2002, the salaried workforce reduction was substantially complete. The pre-tax charge of $11.3 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $9.2 million of the charge will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet.

     - Writedown of $2.9 million pre-tax of certain assets reclassified as held-for-sale. Assets held-for-sale are included within other current assets on the consolidated balance sheet and are included within Corporate Assets within the segment data. Prior to the writedown, the net book value of these assets was $5.2 million. These assets are expected to be sold during fiscal year 2003. As of September 30, 2002, depreciation on these assets has ceased.

4.   Inventories
     -----------

                                        September 30,   June 30,
                                             2002         2002
                                        -------------   --------
                                              (in millions)
Finished and purchased products             $104.9       $102.4
Work in process                              155.6        145.6
Raw materials and supplies                    45.9         51.0
                                            ------       ------
Total at current cost                        306.4        299.0
Less excess of current cost over LIFO
  values                                     108.3        109.0
                                            ------       ------
Total inventory                             $198.1       $190.0
                                            ======       ======

          The current cost of LIFO-valued inventories was $245.8 million at September 30, 2002 and $233.9 million at June 30, 2002.

5.   Property, Plant and Equipment
     -----------------------------

                                        September 30,   June 30,
                                             2002         2002
                                        -------------   --------
                                              (in millions)
Property, plant and equipment at cost $1,343.0 $1,354.9 Less accumulated depreciation and
  amortization                                653.0        641.8
                                           --------     --------
                                           $  690.0     $  713.1
                                           ========     ========

6.   Goodwill and Other Intangible Assets
     ------------------------------------

          The $112.3 million cumulative effect of accounting change is a non-cash, non-operating charge recognized for impairment of goodwill. Fair values of the reporting units were estimated on July 1, 2001 based upon discounted cash flow analyses and the use of market multiples. The fair value of certain reporting units was less than their carrying value. There was no movement in goodwill during the three months ended September 30, 2002. At September 30,
     2002, the Specialty Metals Segment and the Engineered
     Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively.

7.   Stockholders' Equity Data
     -------------------------

                                     September 30,     June 30,
                                          2002           2002
                                     -------------     --------
Preferred shares issued                    384.4          388.4
                                      ==========     ==========
Common shares issued                  23,449,919     23,450,019
Common shares in Treasury             (1,107,967)    (1,104,295)
                                      ----------     ----------
Net common shares outstanding         22,341,952     22,345,724
                                      ==========     ==========

8.   Contingencies
     -------------

     Environmental

          Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter's operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accrual was made during the three months ended September 30, 2002 and September 30, 2001. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities remaining at September 30, 2002 was $5.3 million. A compliance status report is currently being prepared by an outside consultant to determine what, if any, potential remediation costs there may be at a former manufacturing site of a Talley Industries, Inc. subsidiary that was sold prior to Carpenter's acquisition of Talley Industries, Inc. The estimated range at September 30, 2002 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $5.3 million and $12.1 million.

          Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP's. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

     Other

          Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on Carpenter's financial position, results of operations or cash flows.

9.   Employee Stock Ownership Plan
     -----------------------------

          Carpenter has a leveraged employee stock ownership plan ("ESOP") to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year 9.345% note which is included in the stockholders' equity section of the consolidated balance sheet as deferred compensation. At September 30, 2002, the ESOP held 384.425 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

          As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At September 30, 2002, a net $8.2 million was reclassified from shareholders' equity to other liabilities representing the amount that the actual common stock share value is below the guaranteed conversion share value. The $8.2 million was comprised of a reduction in convertible preferred stock of $15.0 million offset by a reduction in deferred compensation of $6.8 million.

10.  Business Segments
     -----------------

          Carpenter is organized on a product basis: Specialty Alloys Operations, Dynamet, Carpenter Powder Products and Engineered Products. For segment reporting, the Specialty Alloys Operations, Dynamet and Carpenter Powder Products segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics. Carpenter's sales are not materially dependent on a single customer or small group of customers.

                                              Three Months Ended
                                                 September 30
                                              ------------------
                                               2002       2001
                                              -------    -------
                                                 (in millions)
Net sales:
  Specialty Metals                            $186.0     $215.7
  Engineered Products                           28.4       35.7
  Intersegment                                  (0.6)      (0.3)
                                              ------     ------
  Consolidated net sales                      $213.8     $251.1

Operating income:
  Specialty Metals                            $  2.9     $ 12.3
  Engineered Products                            2.2        3.9
  Net pension credit                             1.1        4.3
  Corporate costs                               (4.3)      (4.3)
  Special charge                               (14.2)        --
  Interest expense                              (8.0)      (8.9)
  Other income, net                              0.3        1.7
                                              ------     ------
    Consolidated income (loss) before
      income taxes and cumulative effect of
      accounting change                       $(20.0)    $  9.0
                                              ======     ======


                                        September 30,   June 30,
                                             2002         2002
                                        -------------   --------
                                              (in millions)
Total assets:
  Specialty Metals                         $1,015.1     $1,057.7
  Engineered Products                          90.1         90.4
  Corporate assets                            341.6        331.4
                                           --------     --------
  Consolidated total assets                $1,446.8     $1,479.5
                                           ========     ========

Item 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Results of Operations - Three Months Ended September 30, 2002
-------------------------------------------------------------
vs. Three Months Ended September 30, 2001:
-----------------------------------------

     The first quarter net loss was $10.9 million or $.51 per diluted share, compared to a net loss of $106.4 million or $4.82 per diluted share a year ago. Last year's first quarter included a $112.3 million charge, or $5.06 per diluted share, related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     The net loss in the current year first quarter included a pre-tax special charge of $14.2 million ($8.5 million after-tax) related primarily to severance costs associated with the elimination of salaried positions. Carpenter's net loss before the special charge was $2.4 million or $.13 per diluted share.

     Net sales for the first fiscal quarter ended September 30, 2002 were $213.8 million, or 14.9 percent, lower than the same period a year ago. Sales were negatively impacted by a steep decline in demand for aerospace and power generation related materials. The decline in sales also reflects inventory adjustments taking place within the supply chain due to expected lower deliveries for commercial jet aircraft and industrial gas turbines. Partially offsetting the reduced demand from the aerospace and power generation markets were sales increases in several product lines of Carpenter's industrial and consumer markets. Sales to the automotive market were similar to last year's level. Despite increased stainless volumes from a year ago, Carpenter's sales were adversely affected by a shift in product mix towards lower value materials. In addition, specialty metals pricing continues to be impacted by weak demand, excess global capacity and the availability of low-priced imported stainless bar, rod and wire.

     The gross profit of 15.7 percent for the quarter was lower than last year's 21.0 percent. This decrease was chiefly due to reduced shipment levels of higher valued specialty alloys and products to the aerospace and power generation markets, sustained pricing pressures on stainless products, increased sales of lower valued stainless wire and rod products and a reduced net pension credit. These negatives were partially offset by lower labor, benefits and energy expenses.

     Selling and administrative expenses were down $4.9 million compared with a year ago because of lower salaries and benefits expenses, depreciation and amortization, telecommunication and travel and entertainment costs which were partially offset by a reduced net pension credit. As a percent of sales, selling and administrative expenses were 14.8 percent compared to 14.6 percent last year due in part to the lower sales volume.

     In the first quarter of fiscal 2003, a pre-tax special charge of $14.2 million ($8.5 million after taxes or $0.38 per diluted share) was incurred for severance payments, enhanced pension benefits and medical coverage of eliminating approximately 235 salaried positions ($6.8 million after-tax) and for an estimated loss on asset disposals ($1.7 million after-tax). These actions were taken as part of the Company's strategy to reduce costs and improve operational effectiveness. These charges will not materially affect cash flow since the severance costs will be paid predominately from the Company's overfunded pension plan.

     Interest expense of $8.0 million is lower than last year by $0.9 million due to lower current-year debt levels and lower interest rates.

     Carpenter's effective tax rate, income taxes (benefit) as a percent of income (loss) before taxes, for the quarter ended September 30, 2002 was (45.5) percent versus 34.4 percent a year ago. Income tax benefits in the current year first quarter include a $1.3 million benefit from research and development credits.

Business Segment Results:
------------------------

Specialty Metals Segment

     Net sales for the quarter ended September 30, 2002 for the Specialty Metals segment, which includes the Specialty Alloys

Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units, were $186.0 million or $29.7 million lower than in the same quarter a year ago. SAO sales decreased by 12 percent due to a significantly weaker sales mix and reduced selling prices. SAO volume was 14 percent higher than last year due mainly to increased sales of lower valued stainless wire and rod products. However, the weaker sales mix that resulted, combined with decreased shipment levels of higher valued specialty alloys to the aerospace and power generation markets and sustained pricing pressures on stainless products, adversely impacted sales. Dynamet's sales decreased 37 percent in the first quarter versus a year ago, primarily due to lower volumes to the aerospace market. CPP's sales were about equal to last year.

     Operating income for the Specialty Metals segment was $2.9 million, which was $9.4 million lower than last year. This decrease was due primarily to SAO's weaker sales mix and Dynamet's reduced sales volumes, partially offset by improved operating efficiencies and by lower selling and administrative expenses.

Engineered Products Segment

     Net sales for this segment, which includes sales of ceramic cores and complex shapes made from a wide variety of materials, were $28.4 million as compared to $35.7 million a year ago.
Last year's first quarter included $1.7 million in sales from businesses that were subsequently divested. This group of companies was largely affected by a slowdown in the aerospace and industrial gas turbine markets. The operating income for the Engineered Products segment was $2.2 million in the first quarter versus $3.9 million a year ago. The decline in operating income was primarily due to lower volumes as a result of reduced demand from key markets.

Net Pension Credit:
------------------

     The net pension credit represents income relating to Carpenter's overfunded defined benefit pension plan, less the expense for the post-retirement benefit plans and the other underfunded defined benefit pension plans. The net pension credit is classified in cost of sales and selling and administrative expenses in the consolidated statement of operations. The net pension credit was $1.1 million in the first quarter versus $4.3 million last year. The net pension credit is chiefly a result of the overfunded position of Carpenter's largest defined benefit pension plan. The lower level of the net pension credit versus the prior year was due primarily to the equity markets' investment losses on the pension and post-retirement plan assets as of June 30, 2002. This unfavorable variance from the previous year's level of net pension credits will continue for the balance of fiscal 2003.

Cash Flow and Financial Condition:
---------------------------------

     Carpenter has maintained the ability to provide cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     During the three months ended September 30, 2002, Carpenter's free cash flow (cash flow provided before financing activities less dividends paid) was $8.3 million versus $6.3 million a year ago. Cash from operations was $19.0 million for the current quarter as compared to $23.7 million a year ago. Included in the current year cash flow was an $11.0 million tax refund.

     Capital expenditures for plant, equipment and software consumed $3.1 million in cash during the first three months of fiscal 2003 versus $9.8 million for the same year ago period.

     Total debt, net of cash and including amounts outstanding under the Company's receivables purchase facility, was reduced to $418.5 million at September 30, 2002 or 46.5 percent of capital. This net debt level is $15.6 million lower than at the end of the previous quarter.

     A component of Carpenter's debt refinancing strategy is to maintain a certain level of floating rate debt relative to its fixed rate debt. In order to achieve this targeted level, the Company uses interest rate swaps. These instruments will obligate the Company to pay a swap counterparty either a floating rate of interest in return for it receiving a fixed rate of interest or obligate the Company to pay a fixed rate of interest in return for it receiving a floating rate of interest.

At September 30, 2002, Carpenter had entered into interest rate swaps with a notional principal amount of $62.6 million.

     Carpenter believes that its current financial resources, both from internal and external sources, will be more than adequate to meet its foreseeable needs. At the end of the first quarter, Carpenter had approximately $135.0 million available under its credit facilities.

Contingencies:
-------------

Environmental

     Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter's operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accrual was made during the three months ended September 30, 2002 and September 30, 2001. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities remaining at September 30, 2002 was $5.3 million. A compliance status report is currently being prepared by an outside consultant to determine what, if any, potential remediation costs there may be at a former manufacturing site of a Talley Industries, Inc. subsidiary that was sold prior to Carpenter's acquisition of Talley Industries,

Inc. The estimated range at September 30, 2002 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $5.3 million and $12.1 million.

     Estimates of the amount and timing of future costs of environmental remediation requirements are necessarily imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP's. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter's competitive or financial position. However, such costs could be material to results of operations in a particular future quarter or year.

Other

     Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on Carpenter's financial position, results of operations or cash flows.

Future Outlook:
--------------

     As part of its cost reduction initiatives announced on September 30, 2002, Carpenter will incur an after-tax special charge in the second quarter of approximately $6.0 million related primarily to the costs of early retirement incentives. The special charges incurred in the first and second quarters will not materially affect Carpenter's operating cash flow since the severance costs will be funded predominately from its overfunded pension plan.

     The Company is cautious about the timing of an economic recovery, as some recent indicators point to continued sluggish conditions in the U.S. manufacturing sector. Sales to the power generation market are expected to recover before sales to the aerospace market, which may be depressed at least until calendar year 2004. Actions have been taken to further reduce costs so that Carpenter can be profitable, continue to generate free cash flow and to pay down debt. On October 28, 2002, the Company announced a quarterly cash dividend of $0.0825 per share, a reduction of the previous level of $0.33 per share.

     In the current market environment, Carpenter expects to return to profitability in the second half of fiscal 2003 and to generate free cash flow in excess of $40 million for fiscal
2003.

Forward-looking Statements
--------------------------

     This Form 10-Q contains various "Forward-looking Statements" pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include statements concerning future revenues and various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter's Form 10-K for the year ended June 30, 2002, and its most recent registration statement on Form S-4, filed on October 12, 2001, as amended on November 29, 2001. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, automotive and consumer durables, which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to recoup increased costs of electricity, natural gas and raw materials, such as nickel, through increased prices and surcharges; 3) worldwide excess manufacturing capacity for certain alloys that Carpenter produces; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain Carpenter products; 5) the degree of success of government trade actions; and 6) fluctuations in stock markets that could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension assets. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

     Carpenter uses derivative financial instruments to reduce certain types of financial risks. Raw material cost fluctuations for the Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. Carpenter reduces this risk on certain raw materials and energy by entering into commodity forward contracts and commodity price swaps on a portion of its requirements that are effective hedges of the risk.
Fluctuations in foreign currency exchange rates subject Carpenter to risk of losses on anticipated future cash flows from its foreign operations. Foreign currency forward contracts are used to hedge this foreign exchange risk. These hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments which prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of Carpenter's risk management programs.

Item 4.   Controls and Procedures
---------------------------------

     Within ninety days prior to filing this report, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Securities and Exchange Commission Rule 13a-14 defines "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

a. On October 28, 2002, Carpenter Technology Corporation held its 2002 Annual Meeting of Stockholders.

b. At the 2002 Annual Meeting, stockholders of Carpenter elected Dennis M. Draeger, J. Michael Fitzpatrick,
     Marillyn A. Hewson and Gregory A. Pratt to be Directors for a three-year term which will expire at the 2005 Annual
     Meeting of Stockholders. Voting was as follows:

                                         For            Withheld

     Dennis M. Draeger               19,690,336          689,029
     J. Michael Fitzpatrick          19,843,838          535,530
     Marillyn A. Hewson              19,862,317          517,049
     Gregory A. Pratt                19,841,731          537,640

     The following are the other Directors whose terms continued following the 2002 Annual Meeting: William J. Hudson,
     Robert J. Lawless, Robert N. Pokelwaldt, Peter C. Rossin,
     Robert J. Torcolini, Kathryn C. Turner, Stephen M.
     Ward, Jr. and Kenneth L. Wolfe.

c. Stockholders also approved the appointment of PricewaterhouseCoopers LLP as independent public accountants for Carpenter for fiscal 2003. The voting on this matter was as follows:

                                                 For       Against    Abstain
      Appointment of
        PricewaterhouseCoopers LLP           19,062,503   1,224,915    91,944

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

a. Current Reports on Form 8-K were filed on behalf of Carpenter on September 23, 2002 and September 30, 2002.
     The Reports were dated September 23, 2002 and September 30, 2002, respectively. The September 23, 2002 Report covered
     Item 7, Financial Statements and Exhibits, and Item 9,

     Regulation FD Disclosure, and included sworn statements pursuant to Securities and Exchange Commission Order No. 4-
     460. The September 30, 2002 Report covered Item 5, Other Events. No financial statements were filed with these Reports.

     Items 2, 3 and 5 are omitted as the answer is negative or the items are not applicable.

                            SIGNATURE
                            ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

                              Carpenter Technology Corporation
                              --------------------------------
                                        (Registrant)

Date:  November 13, 2002      /s/ Terrence E. Geremski
                              --------------------------------
                              Terrence E. Geremski
                              Senior Vice President - Finance
                                and Chief Financial Officer


          CERTIFICATIONS OF PERIODIC REPORTS PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
          ----------------------------------------------

Certification
-------------

     I, Dennis M. Draeger, Chairman and Chief Executive Officer of Carpenter Technology Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Carpenter Technology Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

          (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                              /s/ Dennis M. Draeger
                              --------------------------------
                              Dennis M. Draeger
                              Chairman and Chief Executive
                                Officer

Certification
-------------

     I, Terrence E. Geremski, Senior Vice President - Finance and Chief Financial Officer of Carpenter Technology Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Carpenter Technology Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

          (c)  presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                              /s/ Terrence E. Geremski
                              --------------------------------
                              Terrence E. Geremski
                              Senior Vice President - Finance
                                and Chief Financial Officer

    CERTIFICATION OF PERIODIC FINANCIAL REPORTS PURSUANT TO
                    18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Carpenter Technology Corporation (the "Issuer") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Dennis M. Draeger, Chairman and Chief Executive Officer of the Issuer, and I, Terrence E. Geremski, Vice President - Finance and Chief Financial Officer of the Issuer,
each hereby certify, pursuant to 18 U.S.C.   1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and that information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of the Issuer.

/s/ Dennis M. Draeger              /s/ Terrence E. Geremski
----------------------------       ----------------------------
Dennis M. Draeger                  Terrence E. Geremski
Chairman and Chief Executive       Senior Vice President -
Officer                            Finance and Chief Financial
                                   Officer


Date:  November 13, 2002

