Form 10-Q
period 2002-12-31
CARPENTER TECHNOLOGY CORP
filed 2003-02-13
CIK 17843

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2002

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

                                                 Yes  X   No

                              1



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                 Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 2003.

   Common stock, $5 par value               22,351,904
             Class                 Number of shares outstanding

                 CARPENTER TECHNOLOGY CORPORATION
                           FORM 10-Q
                             INDEX

                                                        Page

PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Consolidated Balance Sheet as of
                December 31, 2002 (unaudited) and
                June 30, 2002............................  5

                Consolidated Statement of Operations
                (unaudited) for the Three and Six
                Months Ended December 31, 2002 and
                2001.....................................  7

                Consolidated Statement of Comprehen-
                sive Income (Loss) (unaudited) for
                the Three and Six Months Ended
                December 31, 2002 and 2001...............  8

                Consolidated Statement of Cash Flows
                (unaudited) for the Six Months Ended
                December 31, 2002 and 2001...............  9

                Notes to Consolidated Financial
                Statements (unaudited)...................  11-20

        Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations...............................  21-29

                Forward-looking Statements...............  30

        Item 3  Quantitative and Qualitative Disclosures
                about Market Risk........................  30

        Item 4  Controls and Procedures..................  31

                              3



PART II  OTHER INFORMATION

        Item 1  Legal Proceedings........................  32

        Item 4  Submission of Matters to a Vote of
                Security Holders.........................  32

        Item 6  Exhibits and Reports on Form 8-K.........  32

                Signature................................  33

                Certifications of Periodic Reports ......  34-38

PART I
Item 1.  Financial Statements

                CARPENTER TECHNOLOGY CORPORATION
                   CONSOLIDATED BALANCE SHEET
               December 31, 2002 and June 30, 2002
                         (in millions)

                                                December 31    June 30
                                                   2002          2002
                                                -----------  -----------
                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                    $   42.4     $   18.7
   Accounts receivable, net                        107.3        133.7
   Inventories                                     191.2        190.0
   Other current assets                             40.4         33.5
                                                --------     --------
     Total current assets                          381.3        375.9

Property, plant and equipment, net                 677.7        713.1
Prepaid pension cost                               244.1        255.9
Goodwill                                            46.3         46.3
Trademarks and trade names, net                     25.9         26.4
Other assets                                        57.9         61.9
                                                --------     --------
Total assets                                    $1,433.2     $1,479.5
                                                ========     ========

LIABILITIES
Current liabilities:
   Short-term debt                              $   15.9    $    16.8
   Accounts payable                                 67.2         76.8
   Accrued liabilities                              58.6         61.1
   Deferred income taxes                             6.2          5.9
   Current portion of long-term debt                50.1         50.2
                                                --------     --------
     Total current liabilities                     198.0        210.8

Long-term debt, net of current portion             367.5        375.8
Accrued postretirement benefits                    174.0        167.8
Deferred income taxes                              176.1        182.3
Other liabilities                                   43.6         34.5
                                                --------     --------

Total liabilities                                  959.2        971.2
                                                --------     --------

STOCKHOLDERS' EQUITY
Convertible preferred stock                          8.5         24.4
Common stock                                       117.3        117.3
Capital in excess of par value                     199.8        200.1
Reinvested earnings                                201.0        229.0
Common stock in treasury, at cost                  (38.1)       (38.3)
Deferred compensation                               (3.8)       (11.7)
Accumulated other comprehensive loss               (10.7)       (12.5)
                                                --------     --------
   Total stockholders' equity                      474.0        508.3
                                                --------     --------
Total liabilities and stockholders' equity      $1,433.2     $1,479.5
                                                ========     ========

See accompanying notes to consolidated financial statements.

                CARPENTER TECHNOLOGY CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
  for the three and six months ended December 30, 2002 and 2001
              (in millions, except per share data)

                                                   Three Months           Six Months
                                                 -----------------     -----------------
                                                  2002       2001       2002       2001
                                                 -----------------     -----------------
NET SALES                                        $210.2     $248.1     $424.1     $499.3
COSTS AND EXPENSES:
   Cost of sales                                  174.3      201.6      354.6      399.9
   Selling and administrative expenses             30.5       36.1       62.2       72.8
   Special charge                                  12.9         --       27.0         --
   Interest expense                                 7.8        9.1       15.8       18.0
   Other income, net                               (3.1)      (3.3)      (3.3)      (5.0)
                                                 ------     ------     ------     ------
                                                  222.4      243.5      456.3      485.7
                                                 ------     ------     ------     ------

Income (loss) before income taxes and
  cumulative effect of accounting change          (12.2)       4.6      (32.2)      13.6
                                                 ------     ------     ------     ------
Income taxes (benefit)                             (5.1)       1.1      (14.2)       4.2
                                                 ------     ------     ------     ------
Income (loss) before cumulative effect of
  accounting change                                (7.1)       3.5      (18.0)       9.4
Cumulative effect of accounting change               --         --         --     (112.3)
                                                 ------     ------     ------     ------
NET INCOME (LOSS)                               ($  7.1)    $  3.5    ($ 18.0)   ($102.9)
                                                =======     ======     ======     ======

EARNINGS (LOSS) PER COMMON SHARE:
  Basic:
    Income (loss) before cumulative effect
      of accounting change                       ($0.34)     $0.14     ($0.85)     $0.38
    Cumulative effect of accounting change           --         --         --      (5.06)
                                                 ------     ------     ------     ------
    Net income (loss)                            ($0.34)     $0.14     ($0.85)    ($4.68)
                                                 ======     ======     ======     ======
  Diluted:
    Income (loss) before cumulative effect
      of accounting change                       ($0.34)     $0.14     ($0.85)     $0.38
    Cumulative effect of accounting change           --         --         --      (5.06)
                                                 ------     ------     ------     ------
    Net income (loss)                            ($0.34)     $0.14     ($0.85)    ($4.68)
                                                 ======     ======     ======     ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                            22.3       22.2       22.3       22.2
                                                 ======     ======     ======     ======
  Diluted                                          22.3       23.0       22.3       22.2
                                                 ======     ======     ======     ======

Cash dividends per common share                 $0.0825     $ 0.33    $0.4125     $ 0.66
                                                =======     ======    =======     ======

See accompanying notes to consolidated financial statements.

                CARPENTER TECHNOLOGY CORPORATION
     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                        (Unaudited)
  for the three and six months ended December 31, 2002 and 2001
                        (in millions)

                                           Three Months            Six Months
                                        ------------------    --------------------
                                         2002       2001       2002        2001
                                        ------------------    --------------------
Net income (loss)                       ($7.1)     $3.5       ($18.0)     ($102.9)
Net gains on derivative
  instruments, net of tax                 1.8       4.3          1.4          0.3
Foreign currency translation,
  net of tax                              0.5       0.6          0.4          0.2
                                        -----      ----       ------      -------

Comprehensive income (loss)             ($4.8)     $8.4       ($16.2)     ($102.4)
                                        =====      ====       ======      =======

See accompanying notes to consolidated financial statements.

                CARPENTER TECHNOLOGY CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)
       for the six months ended December 31, 2002 and 2001
                         (in millions)

                                                        2002         2001
                                                      --------     --------
OPERATIONS:
   Net loss                                           ($ 18.0)     ($102.9)
   Adjustments to reconcile net loss to net cash
     provided from operations:
       Depreciation                                      27.3         28.2
       Amortization of intangible assets                  4.6          6.4
       Goodwill impairment charge                          --        112.3
       Deferred income taxes                             (6.7)         1.9
       Net pension credit                                (1.8)        (8.6)
       Net loss on asset disposals                        0.6          0.2
       Special charge                                    25.6           --
   Changes in working capital and other:
       Receivables                                       25.0         40.2
       Net change in accounts receivable purchase
         facility                                          --         45.0
       Inventories                                       (2.1)       (14.3)
       Accounts payable                                  (9.2)       (13.7)
       Accrued current liabilities                       (4.3)         2.3
       Income tax refund                                 11.2          7.0
       Other, net                                       (11.9)       (11.1)
                                                      -------      -------
Net cash provided from operations                        40.3         92.9
                                                      -------      -------

INVESTING ACTIVITIES:
   Purchases of plant, equipment and software            (5.3)       (15.9)
   Proceeds from disposals of plant and equipment         0.7          0.3
   Proceeds from sale of business                          --          0.2
                                                      -------     --------
Net cash used for investing activities                   (4.6)       (15.4)
                                                      -------     --------
NET CASH PROVIDED BEFORE FINANCING ACTIVITIES            35.7         77.5
                                                      -------     --------

FINANCING ACTIVITIES:
   Net change in short-term debt                         (0.9)      (145.0)
   Proceeds from issuance of long-term debt                --         98.4
   Payments on long-term debt                            (1.1)       (15.5)
   Dividends paid                                       (10.0)       (15.5)
   Proceeds from issuance of common stock                  --          0.3
                                                      -------     --------
Net cash used for financing activities                  (12.0)       (77.3)
                                                      -------     --------

INCREASE IN CASH AND CASH EQUIVALENTS                    23.7          0.2
Cash and cash equivalents at beginning of period         18.7          7.8
                                                      -------     --------
Cash and cash equivalents at end of period            $  42.4     $    8.0
                                                      =======     ========

See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   Basis of Presentation

     Carpenter Technology Corporation has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2002 may not indicate full fiscal year results. The June 30, 2002 condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. Consequently, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Carpenter's fiscal year 2002 Annual Report on Form 10-K.

     To prepare consolidated financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions affecting the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards
No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management intends to continue measuring compensation expense using the intrinsic value method as defined in APB 25. Additional disclosures concerning stock-based compensation will be required in Carpenter's third quarter Form 10-Q and fiscal year 2003
Form 10-K.

     In November 2002, the FASB issued FASB Interpretation
No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Carpenter intends to comply with the initial recognition and initial measurement provisions effective January 1, 2003, and has complied with the disclosure requirements of FIN 45 in this Quarterly Report on Form 10-Q.

2.   Earnings Per Common Share

     Below are the calculations of earnings (loss) per share for the three and six months ended December 31, 2002 and 2001. No calculations are presented for the diluted earnings (losses) per share for the three or six months ended December 31, 2002 or 2001, since the assumed conversion of preferred shares and the exercise of stock options are anti-dilutive.

                                                 Three Months Ended    Six Months Ended
                                                     December 31         December 31
                                                 ------------------    ----------------
                                                  2002        2001      2002      2001
(in millions, except per share data)             ------------------    ----------------
Basic:
  Net income (loss) before cumulative effect
    of accounting change                         ($ 7.1)    $  3.5    ($ 18.0)   $   9.4
  Dividends accrued on convertible preferred
    stock, net of tax benefits                     (0.4)      (0.4)      (0.9)      (0.9)
                                                 ------     ------     ------    -------
  Earnings (loss) available for common
    stockholders                                   (7.5)       3.1      (18.9)       8.5
  Cumulative effect of accounting change             --         --         --     (112.3)
                                                 ------     ------    -------    -------
  Net income (loss) available for common
    stockholders                                 ($ 7.5)    $  3.1    ($ 18.9)   ($103.8)
                                                 ======     ======    =======    =======

  Weighted average number of common shares
    outstanding                                    22.3       22.2       22.3       22.2
                                                 ======     ======    =======    =======
  Earnings (loss) per share before cumulative
    effect of accounting change                 ($ 0.34)    $ 0.14    ($ 0.85)   $  0.38
  Cumulative effect of accounting change             --         --         --      (5.06)
                                                 ------     ------    -------    -------
  Basic net income (loss) per share             ($ 0.34)    $ 0.14    ($ 0.85)  ($  4.68)
                                                =======     ======    =======   ========

Diluted:
  Earnings (loss) per share before
    cumulative effect of accounting change      ($ 0.34)    $ 0.14    ($ 0.85)   $  0.38
  Cumulative effect of accounting change             --         --         --      (5.06)
                                                -------     ------    -------    -------
  Diluted net income (loss) per share           ($ 0.34)    $ 0.14    ($ 0.85)   ($ 4.68)
                                                =======     ======    =======    =======

3.   Special Charge

     During the six months ended December 31, 2002, Carpenter incurred a special charge of $27.0 million before taxes. Of this amount, $14.2 million was incurred during the first quarter and $12.8 million was incurred during the second quarter. These actions were taken as part of the Company's strategy to reduce costs and improve operational effectiveness. The components of this special charge are indicated below.

     - Reductions in workforce of approximately 500 salaried and hourly positions. The salaried and hourly workforce reductions were substantially complete as of December 31, 2002. The pre-tax charges of $17.4 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $14.3 million of the cumulative six month charge will be paid from the qualified pension plan. Accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. As of December 31, 2002, Carpenter has an accrual of $1.7 million related to this restructuring recorded within accrued liabilities.

     - Curtailment loss of $6.7 million pre-tax related to the effects of the above workforce reduction on the qualified pension plan. As a result of this charge, the prepaid pension cost account on the balance sheet has been correspondingly reduced by $6.7 million.

     - Writedown of $2.9 million pre-tax of certain assets reclassified as held-for-sale. Assets held-for-sale are included with other current assets on the consolidated balance sheet and are included in Corporate Assets in the segment data. Prior to the writedown, the net book value of these assets was $5.2 million. These assets are expected to be sold during fiscal year 2003. As of September 30, 2002, depreciation on these assets ceased.

4.   Inventories

                                         December 31,      June 30,
                                            2002             2002
                                         ------------    ------------
                                                (in millions)
Raw materials and supplies               $   45.8          $   51.0
Work in process                             147.1             145.6
Finished and purchased products             107.4             102.4
                                         --------          --------
Total at current cost                       300.3             299.0
Less excess of current cost over
  LIFO values                               109.1             109.0
                                         --------          --------
Total inventory                          $  191.2          $  190.0
                                         ========          ========


     Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. The current cost of LIFO-valued inventories was $242.1 million at December 31, 2002 and $233.9 million at June 30, 2002. Carpenter also uses the First-In, First-Out and average cost methods.

5.   Property, Plant and Equipment

                                         December 31,      June 30,
                                            2002             2002
                                         ------------    ------------
                                                (in millions)
Property, plant and equipment at cost    $1,343.1          $1,354.9
Less accumulated depreciation and
  amortization                              665.4             641.8
                                         --------          --------
                                         $  677.7          $  713.1
                                         ========          ========

6.   Goodwill and Other Intangible Assets

     The $112.3 million cumulative effect of accounting change is a non-cash, non-operating charge recognized for impairment of goodwill. Fair values of the reporting units were estimated on

July 1, 2001 based upon discounted cash flow analyses and the use of market multiples. The fair value of certain reporting units was less than their carrying value. There was no change in goodwill during the three or six months ended December 31, 2002. At December 31, 2002 and June 30, 2002, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively.

     As of December 31, 2002, Carpenter has $25.9 million of trademarks and trade names that have a gross value of $32.0 million and accumulated amortization of $6.1 million. As of June 30, 2002, Carpenter had $26.4 million of trademarks and trade names that had a gross value of $32.0 million and accumulated amortization of $5.6 million. Carpenter has recorded $0.5 million of amortization expense during the six months ended December 31, 2002 and 2001. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

7.   Stockholders' Equity Data

                                         December 31,      June 30,
                                            2002             2002
                                         ------------    ------------
Preferred shares issued                        373.5           388.4
                                         ===========     ===========

Common shares issued                      23,451,719      23,450,019
Common shares in Treasury                 (1,099,861)     (1,104,295)
                                         -----------     -----------

Net common shares outstanding             22,351,858      22,345,724
                                         ===========     ===========


8.   Contingencies

Environmental

     Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.

Although compliance with these laws and regulations may affect the costs of Carpenter's operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. An additional $1.0 million was accrued during the three months ended December 31, 2002 for a former manufacturing site of Talley Industries, Inc. Also related to this site, a $1.0 million other asset was established during the three months ended December 31, 2002 for future considerations from the current owner and lien holders of the site. No additional accrual was made during the six months ended December 31, 2002 or December 31, 2001. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities remaining at December 31, 2002 was $6.2 million. The estimated range at December 31, 2002 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.2 million and $11.2 million.

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

Guarantees

     As of December 31, 2002, Carpenter has $9.6 million of outstanding letters of credit. Of the $9.6 million, $6.3 million relates to a workers compensation bond for a self-insured workers compensation plan, $3.1 million relates to workers compensation claim indemnifications, and $0.2 million relates to a surety bond. The workers compensation bond and claim indemnifications were established as a requirement for self insurance of a workers compensation plan and as a result of obligations for insurance deductibles for future payments covering past workers compensation claims. The workers compensation bond and claim indemnifications mature annually with automatic rollover provisions. The surety bond was established as a requirement of an environmental cleanup obligation and matures in April 2003. Carpenter would be required to pay a maximum of $9.6 million if the Company would not meet its underlying future obligations for workers compensation claims, workers compensation insurance premium payments and environmental liabilities related to these letters of credit. Carpenter does not currently carry these letters of credit on the balance sheet and would not be able to recover these amounts from third parties.

     In connection with the divestitures of several previously owned companies, Carpenter entered into certain indemnification agreements with respect to liabilities arising prior to the sale of the businesses. As of December 31, there is no liability recorded related to these indemnifications.

Other

     Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter's future results of operations and liquidity cannot be predicted. The effect would depend on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on Carpenter's financial position, results of operations or cash flows.

9.   Employee Stock Ownership Plan

     Carpenter has a leveraged employee stock ownership plan ("ESOP") to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year 9.345% note which is included in the stockholders' equity section of the consolidated balance sheet as deferred compensation. At
December 31, 2002, the ESOP held 373.5 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

     As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At December 31, 2002, a net $8.3 million was reclassified from shareholders' equity to other liabilities representing the amount that the actual common stock share value is below the guaranteed conversion share value. The $8.3 million was comprised of a reduction in convertible preferred stock of $15.0 million offset by a reduction in deferred compensation of $6.7 million.

10.  Business Segments

     Carpenter is organized on a product basis: Specialty Alloys Operations, Dynamet, Carpenter Powder Products, and Engineered Products. For segment reporting, the Specialty Alloys Operations, Dynamet, and Carpenter Powder Products segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics. Carpenter's sales are not materially dependent on a single customer or small group of customers.

                                             Three Months Ended     Six Months Ended
                                                December 31            December 31
                                             ------------------     ------------------
(in millions)                                 2002        2001       2002        2001
                                             ------------------     ------------------
Net sales:
   Specialty Metals                           $178.9    $ 215.2     $364.9    $ 430.9
   Engineered Products                          31.6       33.7       60.1       69.4
   Intersegment                                 (0.3)      (0.8)      (0.9)      (1.0)
                                              ------    -------     ------    -------
   Consolidated net sales                     $210.2    $ 248.1     $424.1    $ 499.3

Operating results:
   Specialty Metals                           $  4.8    $   8.4     $  7.7    $  20.7
   Engineered Products                           4.4        2.0        6.6        5.9
   Net pension credit                            0.6        4.3        1.5        8.5
   Corporate costs                              (4.4)      (4.3)      (8.5)      (8.5)
   Special charge                              (12.9)        --      (27.0)        --
   Interest expense                             (7.8)      (9.1)     (15.8)     (18.0)
   Other income, net                             3.1        3.3        3.3        5.0
                                              ------     ------     ------    -------
   Consolidated income (loss) before income
     taxes and cumulative effect of
     accounting change                        ($12.2)    $  4.6     ($32.2)   $  13.6
                                              ======     ======     ======    =======


                                December 31,      June 30,
                                   2002             2002
                                ------------     ----------
                                       (in millions)
Total assets:
   Specialty Metals              $ 1,018.8        $ 1,057.7
   Engineered Products                84.6             90.4
   Corporate assets                  329.8            331.4
                                 ---------        ---------
   Consolidated total assets     $ 1,433.2        $ 1,479.5
                                 =========        =========

11.  Subsequent Event

     In January 2003, Carpenter sold the last of the four Engineered Product Group business units that it had previously announced would be divested. Proceeds of $6.7 million was approximately $1.5 million greater than its carrying value. The operating results of this business were included in the EPG segment prior to its disposal.

Item 2.  Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results of Operations - Three Months Ended December 31, 2002 vs.
Three Months Ended December 31, 2001:

     The second quarter net loss was $7.1 million or $.34 per diluted share, compared to net income of $3.5 million or $.14 per diluted share a year ago.

     The net loss in the current year second quarter included a pre-tax special charge of $12.9 million ($7.7 million after-tax or $.35 per diluted share) related primarily to severance and pension related costs of an early retirement program for certain production and maintenance employees.

     Net sales for the second fiscal quarter ended December 31, 2002 were $210.2 million compared to $248.1 million the same period a year ago. The decline in second quarter sales from a year ago primarily reflected reduced demand for certain high temperature alloys, titanium alloys and ceramic products due to lower build rates of commercial aircraft and industrial gas turbines. Demand for these materials was further affected by supply chain inventory adjustments. Partially offsetting the decline in these markets were volume increases for stainless steel sold to customers serving several consumer and industrial markets. Tons sold into these two markets increased more than 35% in the second quarter versus the same quarter a year ago. Despite increased stainless volumes from a year ago, Carpenter's sales were adversely affected by a shift in product mix towards lower value materials. In addition, excess global stainless steel capacity and the availability of low-priced imported stainless bar, rod and wire continued to place downward pressure on pricing.

     By end use markets, sales to the aerospace and power generation market fell 44% in the second quarter from a year ago, reflecting depressed conditions in those markets. Sales to the automotive market increased 4% in the second quarter from a year ago, which marks the first year-over-year increase in more than four quarters. Sales to the industrial sector, which includes materials used in fittings and other capital goods applications, increased 16% in the second quarter from the same period a year ago. Sales to the consumer market decreased 2%.

     Carpenter's gross margin was 17.1% versus 18.7% a year ago. The decline largely reflects reduced demand for higher value materials from customers serving the aerospace and power generation markets and a reduced net pension credit. The effects of the weaker sales mix and sustained pricing pressures on stainless products were partially offset by better manufacturing efficiencies and reduced costs. The gross margin also benefited from favorable adjustments of $1.9 million to a quality reserve and the settlement of an insurance claim.

     Selling and administrative expenses for the second quarter decreased to $30.5 million or 14.5 percent of net sales versus $36.1 million or 14.6 percent of net sales a year ago. The decrease was primarily due to a reduction in salary expense and benefits ($1.9 million), lower depreciation and amortization expense ($1.2 million) and lower professional fees ($1.4 million).

     Interest expense of $7.8 million was $1.3 million lower than a year ago due to reduced debt levels and lower interest rates on floating rate debt.

     Other income was $3.1 million in the second quarter versus $3.3 million a year ago. The current second quarter included $2.5 million received under the "Continued Dumping and Subsidy Offset Act of 2000" which was lower than the $3.5 million received a year ago.

     In the second quarter, Carpenter incurred a $12.9 million special charge related to severance costs of an early retirement program for certain production and maintenance employees and related pension plan costs. Of this amount, approximately $12.2 million is non-cash, as severance costs will be funded predominantly by the Company's overfunded pension plan.

     Income tax expense in the last year's second quarter included a benefit associated with a change in estimate relating to the realization of certain tax assets.

Business Segment Results:

Specialty Metals Segment

     Net sales for the quarter ended December 31, 2002 for the Specialty Metals segment, which includes the Specialty Alloys
Operations (SAO), Dynamet, and Carpenter Powder Products (CPP)

business units, were $178.9 million or $36.3 million lower than in the same quarter a year ago. SAO sales decreased by 16 percent due to a significantly weaker sales mix and reduced selling prices. SAO volume was eight percent higher than the same quarter a year ago due mainly to increased sales of lower value stainless wire and rod products. However, the weaker sales mix that resulted, combined with decreased shipment levels of higher value special alloys to the aerospace and power generation markets and sustained pricing pressures on stainless products, adversely impacted sales. Coil and bar volumes increased 18% in the second quarter from a year ago due primarily to share gain initiatives and renewed demand from certain customers. This increase was partially offset by a decline in forged bar and billet volume, which is predominantly sold into the aerospace and power generation markets. Dynamet's sales decreased 38 percent in the second quarter versus a year ago, due primarily to lower sales volumes to the aerospace market. CPP's sales were 16 percent higher than a year ago due primarily to increased sales in Europe.

     Operating income for the Specialty Metals segment was $4.8 million, which was $3.6 million lower than last year. This decrease was due primarily to SAO's weaker sales mix and Dynamet's reduced sales volumes, partially offset by improved operating efficiencies, lower costs and the favorable adjustment of a quality reserve.

Engineered Products Segment

     Net sales for this segment, which includes sales of fabricated metal and ceramic components, were $31.6 million as compared to $33.7 million a year ago. Last year's second quarter included $1.0 million in sales from businesses that were subsequently divested. Significant year over year increases in tubular components sold into the nuclear power market and of high purity alumina and zirconia based structural ceramics for the industrial market were offset by a decline in ceramics cores for metal castings used in the aerospace and power generation markets.

     The operating income for the Engineered Products segment was $4.4 million in the second quarter versus $2.0 million a year ago. The increase in operating income primarily reflects the benefit of cost savings initiatives and the settlement of an insurance claim.

Results of Operations - Six Months Ended December 31, 2002 vs.
Six Months Ended December 31, 2001:

     The net loss for the six months ended December 31, 2002 was $18.0 million or $.85 per diluted share. Carpenter incurred a pre-tax special charge of $27.0 million ($16.2 million after-tax or $.73 per diluted share) related primarily to severance and pension costs due to retirements and terminations in fiscal 2003. For the first six months a year ago, Carpenter had a net loss of $102.9 million or $4.68 per diluted share. The first quarter a year ago included a $112.3 million charge, or $5.06 per diluted share, related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     Net sales for the first six months of the current fiscal year were $424.1 million compared with last year's level of $499.3 million. The $75.2 million decrease in net sales was chiefly due to reduced demand for certain high temperature alloys, titanium alloys and ceramic products due to lower build rates of commercial aircraft and industrial gas turbines.
Demand for these materials was further affected by supply chain inventory adjustments. Partially offsetting the decline in these markets were volume increases for stainless steel sold to customers serving several consumer and industrial markets. Despite increased stainless volumes from a year ago, Carpenter's sales were adversely affected by a shift in product mix towards lower value materials. In addition, excess global stainless steel capacity and the availability of low-priced imported stainless bar, rod and wire continued to place downward pressure on pricing.

     The gross profit of 16.4 percent for the six-month period was lower than last year's 19.9 percent. This decrease was primarily due to reduced shipment levels of higher value products sold to the aerospace and power generation markets, increased sales of lower valued stainless wire and rod products, sustained pricing pressures on stainless products and a reduced net pension credit. These negatives were partially offset by better manufacturing efficiencies and reduced costs.

     Selling and administrative expenses for the first six months decreased to $62.2 million or 14.7 percent of net sales versus $72.8 million or 14.6 percent of net sales a year ago. The $10.6 million decrease was primarily due to a reduction in salary expense and benefits ($3.6 million), lower depreciation and amortization expense ($2.6 million) and lower professional fees ($1.6 million).

     Interest expense of $15.8 million was lower than last year by $2.2 million due to reduced debt levels and lower interest rates on floating rate debt.

     Other income was $3.3 million in the current year versus $5.0 million a year ago. The current year included $2.5 million received under the "Continued Dumping and Subsidy Offset Act of 2000" which was lower than the $3.5 million received a year ago.

     In fiscal 2003, a pre-tax special charge of $27.0 million ($16.2 million after taxes or $.73 per diluted share) was incurred for severance and pension related costs due to the retirements and terminations of approximately 500 salaried and hourly positions ($14.5 million after tax) and for an estimated loss on asset disposals ($1.7 million after tax). These charges are predominantly non-cash, including the severance costs, which will be mostly funded by the Company's overfunded pension plan.

      Income tax benefits in the current year include a $1.3 million benefit from research and development credits. Income tax expense in the last year's second quarter included a benefit associated with a change in estimate relating to the realization of certain tax assets.

Business Segment Results:

Specialty Metals Segment

     Net sales for the six months ended December 31, 2002 for this segment, which includes the Specialty Alloys Operations
(SAO), Dynamet, and Carpenter Powder Products (CPP), were $364.9 million, or $66.0 million lower than the $430.9 million for the same period a year ago. SAO sales decreased by 14 percent from a year ago due to a weaker sales mix and reduced selling prices. SAO volume was 11 percent higher than last year due mainly to increased sales of lower value stainless wire and rod products. The weaker sales mix combined with decreased shipment levels of higher value special alloys and sustained pricing pressures on stainless products, adversely impacted sales. Dynamet's sales decreased 38 percent during the first six months versus the same period a year ago. The decline in sales is due primarily to lower volumes sold to the aerospace market. CPP's sales were seven percent higher than a year ago due primarily to increased sales in Europe.

     Operating income for the Specialty Metals segment was $7.7 million during the first six months of fiscal 2003, which was $13.0 million lower than the same period a year ago. This decrease was due primarily to SAO's weaker sales mix and Dynamet's reduced sales volumes, partially offset by improved operating efficiencies, lower costs and the favorable adjustment of a quality reserve.

Engineered Products Segment

     Net sales for this segment through the first six months of fiscal 2003 were $60.1 million as compared to $69.4 million for the same period a year ago. The six-month period a year ago included $2.7 million from businesses that were subsequently divested. This group of companies was largely affected by a slowdown in the aerospace and industrial gas turbine markets. The operating income for the Engineered Products segment for the first six months of fiscal 2003 was $6.6 million versus $5.9 million for the same period a year ago. The increase in operating income primarily reflects the benefit of cost savings initiatives and the settlement of an insurance claim.

Net Pension Credit:

     The net pension credit represents the income relating to Carpenter's overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The net pension credit was $1.5 million for the first half of fiscal 2003 versus $8.5 million last year. The net pension credit is chiefly a result of the overfunded position of Carpenter's defined benefit pension plan. The lower level of the net pension credit versus the prior year was due primarily to the equity markets' investment losses on the pension and post retirement plan assets during fiscal 2002.

Cash Flow and Financial Condition:

     Carpenter has maintained the ability to provide cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     Cash from operations was $40.3 million for the current quarter. For the same period last year, cash provided from operations was $92.9 million. After adjusting for the effects of the receivables purchase facility, cash from operations for the quarter ended December 31, 2001, was $47.9 million. Capital expenditures for plant, equipment and software consumed $5.3 million in cash during the first six months of fiscal 2003 versus $15.9 million for the same year ago period. Dividends were $10.0 million this year compared to $15.5 million last year.

     Carpenter uses free cash flow as a measure of cash generated which is available for debt repayment. Carpenter defines free cash flow as net cash provided before financing activities, excluding the change in the accounts receivable purchase facility, less dividends paid. During the six months ended December 31, 2002, Carpenter's free cash flow (cash flow provided before financing activities of $35.7 million less dividends paid of $10.0 million) was $25.7 million versus $17.0 million a year ago (cash flow provided before financing activities of $77.5 million less the decrease in the accounts receivable purchase facility of $45 million, and less dividends paid of $15.5 million). Carpenter's definition of free cash flow may not necessarily be the same as that used by other companies.

     Net debt (total debt net of cash and including amounts outstanding under the Company's receivables purchase facility), was reduced to $401.1 million at December 31, 2002. This net debt level was $17.4 million lower than at the end of the previous quarter and $98.1 million lower than a year ago.

     A component of Carpenter's debt management strategy is to maintain a certain level of floating rate debt relative to its fixed rate debt. In order to achieve this targeted level, the Company uses interest rate swaps. These instruments will obligate the Company to pay a swap counterparty either a floating rate of interest in return for it receiving a fixed rate of interest or obligate the Company to pay a fixed rate of interest in return for it receiving a floating rate of interest. At December 31, 2002, Carpenter had entered into interest rate swaps with a notional principal amount of $86.6 million.

     Carpenter believes that its current financial resources, both from internal and external sources, will be more than adequate to meet its foreseeable needs. At the end of the second quarter, Carpenter had approximately $125.0 million available under its credit facilities.

Contingencies:

Environmental

     Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter's operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. An additional $1.0 million was accrued during the three months ended December 31, 2002 for a former manufacturing site of Talley Industries, Inc. Also related to this site, a $1.0 million other asset was established during the three months ended December 31, 2002 for future considerations from the current owner and lien holders of the site. No additional accrual was made during the six months ended December 31, 2002 or December 31, 2001. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities remaining at December 31, 2002 was $6.2 million. The estimated range at December 31, 2002 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.2 million and $11.2 million.

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

Other

     Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter's future results of operations and liquidity cannot be predicted. The effect would depend on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on Carpenter's financial position, results of operations or cash flows.

Future Outlook:

     The Company remains cautious about the economic outlook as well as the strength of recovery for the U.S. manufacturing sector. Although some market segments appear to have stabilized, two key markets, the aerospace and power generation markets, remain under pressure.

     Despite challenging business conditions, Carpenter expects to be profitable in the second half of fiscal 2003. Historically, the second half of the fiscal year has been stronger than the first half. Additionally, the Company anticipates that it will exceed its previously announced free cash flow target of $40 million for the current fiscal year.

                    Forward-looking Statements

This Form 10-Q contains various "Forward-looking Statements" pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth or decline in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended June 30, 2002, its Form 10-Q for the three months ended September 30, 2002, and Carpenter's most recent registration statement on Form S-4 filed on October 12, 2001, as amended on November 29, 2001. Such risks include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to recoup increased costs of electricity, natural gas, and raw materials, such as nickel, through increased prices and surcharges; 3) worldwide excess manufacturing capacity for certain alloys that Carpenter produces; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on Carpenter products; 5) the degree of success of government trade actions; and 6) fluctuations in stock markets which could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension assets. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Pending legal proceedings involve ordinary routine litigation incidental to the business of Carpenter. There are no material legal proceedings involving Carpenter employees, Directors, investors holding more than five percent of any class of voting securities of the Company, or their associates that would be adverse to the Company or has a material interest adverse to the interest of the Company or its subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to the business or financial condition of the Company, (2) involves a claim for damages, potential sanctions or capital expenditures exceeding ten percent of the current assets of the Company or
(3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Voting results and a description of matters submitted to stockholders at Carpenter's October 28, 2002 Annual Meeting of Stockholders were included in the Form 1O-Q for the quarterly period ended September 30, 2002. Part II, Item 4 of Carpenter's Form 10- Q filed November 13, 2002 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

a.   No documents are filed as Exhibits.

b. No Current Report on Form 8-K was filed on behalf of Carpenter during the quarter ended December 31, 2002.


     Items 2,3 and 5 are omitted as the answers are negative or the items are not applicable.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                              Carpenter Technology Corporation
                                       (Registrant)


Date:  February 13, 2003      /s/Terrence E. Geremski
                              ----------------------------------
                              Terrence E. Geremski
                              Senior Vice President - Finance
                              and Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

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

Date:  February 13, 2003    /s/Dennis M. Draeger
                            ------------------------------------
                            Dennis M. Draeger
                            Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

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

Date:  February 13, 2003      /s/Terrence E. Geremski
                              ----------------------------------
                              Terrence E. Geremski
                              Senior Vice President - Finance
                              and Chief Financial Officer

     CERTIFICATION OF PERIODIC FINANCIAL REPORTS PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Carpenter Technology Corporation (the "Issuer") on Form 10-Q for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic
Report"), I, Dennis M. Draeger, Chairman and Chief Executive Officer of the Issuer, and I, Terrence E. Geremski, Vice
President - Finance and Chief Financial Officer of the Issuer, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and that information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of the Issuer.


/s/Dennis M. Draeger           /s/Terrence E. Geremski
--------------------------     ---------------------------------
Dennis M. Draeger              Terrence E. Geremski
Chairman and Chief Executive   Senior Vice President - Finance
Officer                        and Chief Financial Officer

Date:  February 13, 2003

