Form 10-Q
period 2003-03-31
CARPENTER TECHNOLOGY CORP
filed 2003-05-14
CIK 17843

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2003

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

                                                Yes X   No

                             1



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2003.

     Common stock, $5 par value              22,351,394
     --------------------------     ----------------------------
               Class                Number of shares outstanding

                              2



               CARPENTER TECHNOLOGY CORPORATION
                          FORM 10-Q
                            INDEX

                                                            Page
                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Consolidated Balance Sheet as of
                  March 31, 2003  (unaudited) and
                  June 30, 2002...........................     5

                  Consolidated Statement of Operations
                  (unaudited) for the Three and Nine Months
                  Ended March 31, 2003 and 2002...........     6

                  Consolidated Statement of Comprehensive
                  Income (Loss) (unaudited) for the Three
                  and Nine Months Ended  March 31, 2003
                  and 2002................................     7

                  Consolidated Statement of Cash Flows
                  (unaudited) for the Nine Months Ended
                  March 31, 2003 and 2002.................     8

                  Notes to Consolidated Financial
                  Statements (unaudited)..................  9-19

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.............................. 20-30

                  Forward-looking Statements..............    31

         Item 3   Quantitative and Qualitative Disclosures
                  about Market Risk.......................    32

         Item 4   Controls and Procedures.................    32

PART II   OTHER INFORMATION

         Item 1   Legal Proceedings.......................    34

                             3



         Item 4   Submission of Matters to a Vote of
                  Security Holders........................    34

         Item 6   Exhibits and Reports on Form 8-K........    34

                  Signature...............................    36

                  Certifications of Periodic Reports...... 37-41

                              4



PART I

Item 1.  Financial Statements

               CARPENTER TECHNOLOGY CORPORATION
                  CONSOLIDATED BALANCE SHEET
                March 31, 2003 and June 30, 2002
                          (in millions)

                                                                      March 31     June 30
                                                                        2003        2002
                                                                      --------    ---------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $   54.4    $   18.7
   Accounts receivable, net                                              127.1       133.7
   Inventories                                                           174.7       190.0
   Other current assets                                                   39.6        33.5
                                                                      --------    --------
     Total current assets                                                395.8       375.9
Property, plant and equipment, net                                       662.6       713.1
Prepaid pension cost                                                     249.4       255.9
Goodwill                                                                  46.3        46.3
Trademarks and trade names, net                                           25.6        26.4
Other assets                                                              52.8        61.9
                                                                      --------    --------
Total assets                                                          $1,432.5    $1,479.5
                                                                      ========    ========
LIABILITIES
Current liabilities:
   Short-term debt                                                    $   16.2    $   16.8
   Accounts payable                                                       70.8        76.8
   Accrued liabilities                                                    58.5        61.1
   Deferred income taxes                                                   7.0         5.9
   Current portion of long-term debt                                      50.1        50.2
                                                                      --------    --------
     Total current liabilities                                           202.6       210.8
Long-term debt, net of current portion                                   357.5       375.8
Accrued post retirement benefits                                         177.4       167.8
Deferred income taxes                                                    177.3       182.3
Other liabilities                                                         44.8        34.5
                                                                      --------    --------
Total liabilities                                                        959.6       971.2
                                                                      --------    --------
STOCKHOLDERS' EQUITY
Convertible preferred stock                                                6.4        24.4
Common stock                                                             117.3       117.3
Capital in excess of par value                                           199.8       200.1
Reinvested earnings                                                      200.4       229.0
Common stock in treasury, at cost                                        (38.1)      (38.3)
Deferred compensation                                                     (2.7)      (11.7)
Accumulated other comprehensive loss                                     (10.2)      (12.5)
                                                                      --------    --------
   Total stockholders' equity                                            472.9       508.3
                                                                      --------    --------
Total liabilities and stockholders' equity                            $1,432.5    $1,479.5
                                                                      ========    ========

See accompanying notes to consolidated financial statements.
                             5



              CARPENTER TECHNOLOGY CORPORATION
            CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)
 for the three and nine months ended March 31, 2003 and 2002
             (in millions, except per share data)

                                                Three Months              Nine Months
                                          -----------------------    ------------------
                                             2003          2002       2003        2002
                                          -------         ------     ------     -------
NET SALES                                 $ 234.6         $250.2     $658.7      $749.5
                                          -------         ------     ------     -------
COSTS AND EXPENSES:
   Cost of sales                            198.7          222.3      553.3       622.1
   Selling and administrative expenses       28.1           35.0       90.3       108.0
   Special charge                              -              -        27.0         -
   Interest expense                           7.7            8.3       23.5        26.3
   Other (income) expense, net               (1.1)           0.9       (4.4)       (4.2)
                                          -------         ------     ------     -------
                                            233.4          266.5      689.7       752.2
                                          -------         ------     ------     -------
Income (loss) before income taxes
   and cumulative effect of accounting
   change                                     1.2          (16.3)     (31.0)       (2.7)
                                          -------         ------     ------     --------
Income taxes (benefit)                       (0.5)          (5.8)     (14.6)       (1.6)
                                          -------         ------     ------     -------
Income (loss) before cumulative effect
   of accounting change                       1.7          (10.5)     (16.4)       (1.1)
Cumulative effect of accounting change         -              -           -      (112.3)
                                          -------         ------     ------     -------
NET INCOME (LOSS)                         $   1.7         ($10.5)    ($16.4)    ($113.4)
                                          =======         ======     ======     -------
EARNINGS (LOSS) PER COMMON SHARE:
  Basic:
    Income (loss) before cumulative
       effect of accounting change        $  0.06         ($0.49)    ($0.79)     ($0.11)
    Cumulative effect of accounting
       change                                 -               -           -       (5.06)
                                          -------         ------     ------     -------
    Net income (loss)	                     $  0.06         ($0.49)    ($0.79)     ($5.17)
                                          =======         ======     ======     =======
  Diluted:
    Income (loss) before cumulative
       effect of accounting change        $  0.06         ($0.49)    ($0.79)     ($0.11)
    Cumulative effect of accounting
       change                                 -               -           -       (5.06)
                                           ------         ------     ------      -------
    Net income (loss)	                     $  0.06         ($0.49)    ($0.79)     ($5.17)
                                          =======         ======     ======      =======
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                     22.4           22.2       22.3        22.2
                                          =======         ======     ======      =======
   Diluted                                   22.4           22.2       22.3        22.2
                                          =======         ======     ======      =======
Cash dividends per common share           $0.0825          $0.33     $0.495      $ 0.99
                                          =======         ======     ======      =======

See accompanying notes to consolidated financial statements.
                             6



              CARPENTER TECHNOLOGY CORPORATION
     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                        (Unaudited)
  for the three and nine months ended March 31, 2003 and 2002
                       (in millions)

                                                        Three Months         Nine Months
                                                      ----------------   ------------------
                                                       2003      2002      2003      2002
                                                      -----    -------   -------   --------
Net income (loss)                                     $ 1.7    $(10.5)   $(16.4)   $(113.4)
Net gains on derivative instruments, net of tax         0.8       3.5       2.1        3.8
Foreign currency translation, net of tax               (0.3)      0.4       0.2        0.6
                                                      -----    ------    ------    -------
Comprehensive income (loss)                           $ 2.2    $ (6.6)   $(14.1)   $(109.0)
                                                      =====    ======    ======    =======

See accompanying notes to consolidated financial statements.

                              7



              CARPENTER TECHNOLOGY CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited)
    for the nine months ended March 31, 2003 and 2002
                       (in millions)

                                                                          2003       2002
                                                                        -------   ---------
OPERATIONS:
   Net loss                                                             ($16.4)   ($ 113.4)
   Adjustments to reconcile net loss to net cash provided from operations:
       Depreciation                                                       40.5        42.1
       Amortization of intangible assets                                   7.6         8.8
       Goodwill impairment charge                                           -        112.3
       Deferred income taxes                                              (5.2)        4.1
       Net pension credit                                                 (2.6)      (12.8)
       Net (gain) loss on asset disposals                                 (0.4)        0.8
       Special charge                                                     23.9          -
   Changes in assets and liabilities:
       Receivables                                                         3.0        30.7
       Net change in accounts receivable
          purchase facility                                                 -         22.0
       Inventories                                                        12.7        41.7
       Accounts payable                                                   (5.2)       (9.7)
       Accrued current liabilities                                        (3.5)       (6.4)
       Income tax refund                                                  11.2         8.4
       Other, net                                                        (10.0)      (14.8)
                                                                         -----     -------
Net cash provided from operations                                         55.6       113.8
                                                                         -----     -------
INVESTING ACTIVITIES:
   Purchases of plant, equipment and software                             (6.8)      (24.0)
   Proceeds from disposals of plant and equipment                          2.3         3.0
   Proceeds from sale of businesses                                        8.5         0.5
                                                                         -----     -------
Net cash provided from (used for) investing activities                     4.0       (20.5)
                                                                         -----     -------
FINANCING ACTIVITIES:
   Net change in short-term debt                                          (0.6)     (155.8)
   Proceeds from issuance of long-term debt                                 -         98.3
   Payments on long-term debt                                            (11.1)      (15.5)
   Dividends paid                                                        (12.2)      (23.3)
   Proceeds from issuance of common stock                                   -          0.6
                                                                         -----     -------
Net cash used for financing activities                                   (23.9)      (95.7)
                                                                         -----     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          35.7        (2.4)
Cash and cash equivalents at beginning of period                          18.7         7.8
                                                                         -----     -------
Cash and cash equivalents at end of period                               $54.4     $   5.4
                                                                         =====     =======

See accompanying notes to consolidated financial statements.

                              8



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Carpenter Technology Corporation (hereinafter called "The Company" or "Carpenter") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal, recurring adjustments, necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The June 30, 2002 condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter's fiscal year 2002 Annual Report on Form 10-K.

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

Stock-Based Compensation

     As of March 31, 2003, Carpenter has three stock-based employee compensation plans which are described in detail in
Note 15 of Carpenter's fiscal year 2002 Annual Report on
Form 10-K. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25,

                              9



"Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

(in millions, except                 Three Months Ended     Nine Months Ended
 per share data)                           March 31              March 31
                                   --------------------   -------------------
                                    2003          2002      2003        2002
                                    ----          ----    -------       ----

Net income (loss) as reported      $ 1.7        ($10.5)   ($16.4)   ($113.4)
Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effect       (0.2)         (0.8)      (1.1)      (1.8)
                                  -----        ------     ------    -------
Pro forma net income (loss)       $ 1.5        ($11.3)    ($17.5)   ($115.2)
                                  =====        ======     ======    =======

Earnings (loss)  per share:
   Basic - as reported            $0.06       ($ 0.49)   ($ 0.79)  ($  5.17)
                                  =====        ======     ======    =======
   Basic - pro forma              $0.05       ($ 0.53)   ($ 0.84)  ($  5.25)
                                  =====        ======     ======    =======

   Diluted - as reported          $0.06       ($ 0.49)   ($ 0.79)  ($  5.17)
                                  =====        ======     ======    =======
   Diluted - pro forma            $0.05       ($ 0.53)   ($ 0.84)  ($  5.25)
                                  =====        ======     ======    =======

Divestiture

     In 2003, Carpenter sold the last two of the four Engineered Product Group (EPG) business units that it had previously announced would be divested. Proceeds of $8.5 million exceeded the carrying value by approximately $1.0 million. The operating results of this business were included in the EPG segment prior to the disposal. The $1.0 million gain on sale is included within other (income) expense, net on the Consolidated Statement of Operations.
                            10
New Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation
No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Carpenter has adopted the initial recognition and initial measurement provisions effective January 1, 2003, and adopted the disclosure requirements of FIN 45 during the six months ended December 31, 2002.

2.   Earnings (Loss) Per Common Share

     Below are the calculations of earnings (loss) per share for the three and nine months ended March 31, 2003 and 2002. No calculations are presented for the diluted earnings (losses) per share for the three or nine months ended March 31, 2003 or 2002, since the assumed conversion of preferred shares and the exercise of stock options are anti-dilutive.

(in millions, except                  Three Months Ended   Nine Months Ended
 per share data)                            March 31            March 31
                                      -----------------    ----------------
                                          2003    2002      2003      2002
                                         -----   ------    ------    ------
Basic:
  Net income (loss) before
    cumulative effect of
    accounting change                    $ 1.7   ($10.5)   ($16.4)  ($  1.1)
  Dividends accrued on
     convertible preferred stock,
     net of tax benefits                  (0.4)    (0.4)     (1.3)     (1.3)
                                         -----   ------    ------   -------
  Earnings (loss) available for
     common stockholders                   1.3    (10.9)    (17.7)     (2.4)

                                   11



  Cumulative effect of accounting
     change                                 -        -         -     (112.3)
                                         -----   ------    ------   -------
  Net income (loss) available for
     common stockholders                 $ 1.3   ($10.9)   ($17.7)  ($114.7)
                                         =====   ======    ======   =======
  Weighted average number of
     common shares outstanding            22.4     22.2      22.3      22.2
                                         =====   ======    ======   =======
  Earnings (loss) per share before
     cumulative effect of
     accounting change                   $0.06   ($0.49)   ($0.79)   ($0.11)
  Cumulative effect of accounting
     change                                 -        -         -      (5.06)
                                         -----   ------    ------   -------
  Basic net income (loss)
     per share                           $0.06   ($0.49)   ($0.79)   ($5.17)
                                         =====   ======    ======   =======

Diluted:
  Earnings (loss) per share before
     cumulative effect of
     accounting change                   $0.06   ($0.49)   ($0.79)   ($0.11)
  Cumulative effect of
     accounting change                      -        -         -      (5.06)
                                         -----   ------    ------   -------
  Diluted net income (loss)
     per share                           $0.06   ($0.49)   ($0.79)   ($5.17)
                                         =====   ======    ======   =======

3.   Special Charge

     During the nine months ended March 31, 2003, Carpenter incurred a special charge of $27.0 million before taxes. Of this amount, $14.2 million was incurred during the first fiscal quarter and $12.8 million was incurred during the second fiscal quarter. These actions were taken as part of the Company's strategy to reduce costs and improve operational effectiveness. The components of this special charge are indicated below.

                                        Nine Months Ended
                                             March 31
                                       2003           2002
                                       ----           ----
SPECIAL CHARGE
Reductions in workforce               $17.4             -
Pension plan curtailment loss           6.7             -
Writedown of certain assets             2.9             -
                                      -----          ----
Special charge                        $27.0             -
                            12



   - Reductions in workforce of approximately 500 salaried and hourly positions. The salaried and hourly workforce reductions were substantially complete as of December 31, 2002. The pre-tax charge of $17.4 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $14.3 million of the cumulative nine month charge will be paid from the Company's qualified pension plan, and did not impact the Company's operating cash flow and is, therefore, considered non-cash. This portion of the special charge reduced the prepaid pension cost account on the balance sheet. As of March 31, 2003, Carpenter has an accrual of $0.5 million related to this restructuring recorded within accrued liabilities.

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

4.   Inventories

                                            March 31,   June 30,
                                              2003        2002
                                            ---------   --------
                                                (in millions)
Raw materials and supplies                    $ 49.3    $ 51.0
Work in process                                139.9     145.6
Finished and purchased products                 93.8     102.4
                                              ------    ------
Total at current cost                          283.0     299.0
Less excess of current cost over
   LIFO values                                 108.3     109.0
                                              ------    ------
Total inventory                               $174.7    $190.0
                                              ======    ======
                              13
     Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. The current cost of LIFO-valued inventories was $233.2 million at March 31, 2003 and $233.9 million at June 30, 2002. Carpenter also uses the First-In, First-Out and average cost methods. Reductions in LIFO-valued inventories resulted in additional costs of $6.5 million before taxes, or $0.19 per diluted share, during the third quarter of fiscal 2002.

5.   Property, Plant and Equipment

                                            March 31,   June 30,
                                              2003        2002
                                            ---------   --------
                                                (in millions)
Property, plant and equipment, at cost       $1,342.1   $1,354.9
Less accumulated depreciation and
  amortization                                  679.5      641.8
                                             --------   --------
Property, plant and equipment, net           $  662.6   $  713.1
                                             ========   ========

6.   Goodwill and Trademarks and Trade Names, Net

     Goodwill

     The $112.3 million cumulative effect of accounting change is a non-cash, non-operating charge recognized for impairment of goodwill. Fair values of the reporting units were estimated on July 1, 2001 based upon discounted cash flow analyses and the use of market multiples. The fair value of certain reporting units was less than their carrying value. There was no change in goodwill during the three or nine months ended March 31, 2003. At March 31, 2003 and June 30, 2002, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively.

     Trademarks and Trade Names, Net

                                            March 31,   June 30,
                                              2003        2002
                                            ---------   --------
                                                (in millions)
Trademarks and trade names, at cost           $32.0       $32.0
Less accumulated amortization                   6.4         5.6
                                              -----       -----
Trademarks and trade names, net               $25.6       $26.4
                                              =====       ======
                             14
     Carpenter has recorded $0.8 million of amortization expense during the nine months ended March 31, 2003 and 2002. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

7.   Stockholders' Equity Data

                                        March 31,     June 30,
                                          2003          2002
                                       ---------     ----------
                                              (in millions)

Preferred shares issued                     358.5         388.4
                                       ==========    ==========
Common shares issued                   23,451,719    23,450,019
Common shares in Treasury              (1,100,326)   (1,104,295)
                                       ----------    ----------
Net common shares outstanding          22,351,393    22,345,724
                                       ==========    ==========

8.   Contingencies

     Environmental

     Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter's operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. An additional $1.0 million was accrued during the three months ended December 31, 2002 for a former manufacturing site of Talley Industries, Inc. Also related to this site, a $1.0 million other asset was established during the three months ended December 31, 2002 for future considerations from the current owner and lien holders of the site. No other accruals were made during the nine months ended March 31, 2003 or 2002. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities at March 31, 2003 was $6.3 million. The estimated range at March 31, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.3 million and $11.2 million.

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

Guarantees/Indemnification Obligations

     In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter's covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. The indemnification obligations with respect to certain liabilities under the agreements have limitations related to the purchase price received for the business, although other types of liabilities may have no limitation in amount. The term of the indemnification with respect to certain liabilities under the agreements have limitations on duration that extend for a period of months or several years after the closing of the sale of the business, although other types of liabilities are limited only by the applicable statute of limitations or may extend indefinitely. The obligations to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from whom Carpenter purchased the businesses. Accruals related to these indemnification obligations are recorded as and when specific claims are made and the loss is determined to be probable and the amount is reasonably estimable. As of March 31, 2003 there is no liability recorded related to these indemnifications.

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

9.   Employee Stock Ownership Plan

     Carpenter has a leveraged employee stock ownership plan ("ESOP") to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year 9.345 percent note which is included in the stockholders' equity section of the consolidated balance sheet as deferred compensation. At March 31, 2003, the ESOP held 358.5 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

     As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At
March 31, 2003, a net $9.4 million was reclassified from shareholders' equity to other liabilities representing the amount that the actual common stock share value is below the guaranteed conversion share value. The $9.4 million was comprised of a reduction in convertible preferred stock of $16.0 million offset by a reduction in deferred compensation of $6.6 million.

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

 (in millions)                             Three Months Ended          Nine Months Ended
                                               March 31                     March 31
                                           -------------------         ------------------
                                         2003             2002         2003          2002
                                         ----             ----         ----          ----
Net sales:
   Specialty Metals                     $204.3            $ 219.8      $569.2      $ 650.8
   Engineered Products                    31.1               30.9        91.2        100.3
   Intersegment                           (0.8)              (0.5)       (1.7)        (1.6)
                                        ------            -------      ------      -------
   Consolidated net sales               $234.6            $ 250.2      $658.7      $ 749.5
                                        ======            =======      ======      =======
Operating results:
   Specialty Metals                     $  8.1             ($ 8.6)      $15.8       $ 12.1
   Engineered Products                     2.8                2.0         9.4          7.9
   Net pension credit                      0.8                4.3         2.6         12.8
   Corporate costs                        (3.9)              (4.8)      (12.7)       (13.4)
   Special charge                           -                  -        (27.0)          -
   Interest expense                       (7.7)              (8.3)      (23.5)       (26.3)
   Other income (expense), net             1.1               (0.9)        4.4          4.2
                                        ------            -------      ------      -------
   Consolidated income (loss) before
      income taxes and cumulative
      effect of accounting change       $  1.2             ($16.3)     ($31.0)    ($   2.7)
                                        ======            =======      ======      =======

                                                                       March 31,   June 30,
                                                                          2003       2002
                                                                       ---------   --------
                                                                            (in millions)
Total assets:
   Specialty Metals                                                     $1,005.3   $1,057.7
   Engineered Products                                                      77.8       90.4
   Corporate assets                                                        349.4      331.4
                                                                        --------   --------
   Consolidated total assets                                            $1,432.5   $1,479.5
                                                                        ========   ========

Item 2.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

Results of Operations - Three Months Ended March 31, 2003 vs.
Three Months Ended March 31, 2002:

     Net income for the third fiscal quarter ended March 31, 2003 was $1.7 million or $.06 per diluted share, compared with a net loss of $10.5 million or $.49 per diluted share a year ago.

     Net sales for the third quarter were $234.6 million, compared to $250.2 million for the same period a year ago. Sales for the third fiscal quarter declined six percent from a year ago due to lower demand for high temperature and titanium alloys as a result of lower commercial aircraft and industrial gas turbine build rates. Sales to the aerospace and power generation markets fell 22 percent in the third quarter from a year ago. The rate of decline in sales to these two key markets for Carpenter moderated in the third fiscal quarter from the previous three quarters. Partially offsetting the sales decline in these markets was an 11 percent increase in sales to the industrial market due to share gain initiatives, a lower level of stainless bar and rod imports and increased demand for product sold into the chemical and oil segments. Sales to the automotive and consumer markets were relatively flat versus a year ago.

     By product type, stainless steel sales were down one percent in the third quarter from a year ago, as market share gains and renewed demand in certain industrial markets were offset by lower sales to other markets. Sales of special alloys decreased 9 percent in the third quarter from a year ago, due primarily to lower build rates of commercial aircraft and industrial gas turbines. Partially offsetting the decline were increases in electronic strip business. Titanium sales, which are strongly influenced by commercial aircraft builds, fell 14 percent from a year ago. The decline in sales reflected the drop in commercial jet deliveries. Carpenter's sales were adversely affected by a shift in product mix towards lower value materials. In addition, excess global stainless steel capacity continued to place downward pressure on pricing.

     Carpenter's gross margin increased 410 basis points to 15.3 percent versus 11.2 percent a year ago. The increase largely reflected the benefits of the cost reduction efforts that resulted in a lower cost structure and productivity improvements. The prior year's third quarter gross margin was negatively impacted by a $6.5 million charge related to a LIFO inventory layer liquidation and approximately $6.5 million in expenses related to lower production levels and additional manufacturing downtime. Adversely effecting current year margins was reduced demand for higher valued materials from customers serving the aerospace and power generation markets and a lower net pension credit.

     Selling and administrative expenses for the third quarter decreased to $28.1 million or 12.0 percent of net sales from $35.0 million or 14.0 percent of net sales a year ago. The decrease was primarily due to a reduction in salary expense from reduced employment levels ($3.5 million) and lower professional fees and outside services ($2.8 million).

     Interest expense of $7.7 million was $0.6 million lower than a year ago due to reduced debt levels and lower interest rates on floating rate debt.

     Other income was $1.1 million in the third quarter versus an expense of $0.9 million a year ago. The current third quarter included $0.9 million from the gain on the sale of assets.

     Also in the current third quarter, Carpenter benefited from a tax credit equivalent to $.04 per diluted share related to research and development efforts in a prior fiscal period.

Business Segment Results:

Specialty Metals Segment

     Net sales for the quarter ended March 31, 2003 for the Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units, were $204.3 million or $15.5 million lower than in the same quarter a year ago. SAO sales decreased seven percent due to a weaker sales mix and reduced selling prices. SAO volume was five percent higher than last year due mainly to increased sales of lower value stainless wire and rod products. However, the weaker sales mix that resulted, combined with decreased shipment levels of higher value special alloys to the aerospace and power generation markets and sustained pricing pressures on stainless products, adversely impacted sales. Coil and bar volumes increased 13 percent in the third quarter from a year ago due primarily to share gain initiatives both domestically and internationally. The coil strip business for thermostat applications in appliances, housing and commercial buildings benefited from renewed demand. Additionally, strip volume benefited from increased sales to customers serving the golf club, theft detection and defense markets. These increases were partially offset by a decline in forged bar and billet volume, which is predominantly sold into the aerospace and power generation markets.

     Dynamet's sales decreased 16 percent in the third quarter versus a year ago, due primarily to lower sales volumes to the aerospace market. Dynamet's non-aerospace related businesses increased at a double-digit rate, as it continued to focus on diversification opportunities in order to make it less susceptible to swings in demand for new commercial aircraft. These efforts are focused on such areas as medical and high performance motor sports.

     CPP's sales were 24 percent higher than a year ago due primarily to sales to new customers and increased sales in Europe.

     Operating income for the Specialty Metals segment was $8.1 million, which compared to a loss of $8.6 million a year ago.
The improvement reflects the benefit of cost reduction initiatives and a reduced impact from inventory reduction efforts from a year ago.

Engineered Products Segment

     Net sales for this segment, which includes sales of fabricated metal and ceramic components, were $31.1 million compared to $30.9 million a year ago.

     Operating income for the Engineered Products segment was $2.8 million in the third quarter versus $2.0 million a year ago. The increase in operating income primarily reflects the benefit of cost savings initiatives, partially offset by an increase in claims and allowances.

Results of Operations - Nine Months Ended March 31, 2003 vs.
Nine Months Ended March 31, 2002:

     The net loss for the nine months ended March 31, 2003 was $16.4 million or $.79 per diluted share. Carpenter incurred a pre-tax special charge of $27.0 million ($16.2 million after-tax or $.73 per diluted share) related primarily to severance and pension costs due to retirements and terminations in fiscal 2003. For the first nine months a year ago, Carpenter had a net loss of $113.4 million or $5.17 per diluted share. The first quarter last year had a $112.3 million transitional impairment charge, or $5.06 per diluted share, related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     Net sales for the first nine months of the current fiscal year were $658.7 million, compared with $749.5 million from the same period a year ago. The $90.8 million decrease in net sales was chiefly due to reduced demand for certain high temperature alloys, titanium alloys and ceramic products due to lower build rates of commercial aircraft and industrial gas turbines.
Demand for these materials was further affected by supply chain inventory reductions. Partially offsetting the decline in these markets were volume increases for stainless steel sold to customers serving several consumer and industrial markets. Despite increased stainless volumes from a year ago, Carpenter's sales were adversely affected by a shift in product mix towards lower value materials. In addition, excess global stainless steel capacity continued to place downward pressure on pricing.

     The gross profit of 16.0 percent for the nine-month period of this fiscal year was lower than last year's 17.0 percent. This decrease was primarily due to reduced shipment levels of higher value products sold to the aerospace and power generation markets, increased sales of lower valued stainless wire and rod products, sustained pricing pressures on stainless products and a reduced net pension credit. These negatives were partially offset by better manufacturing efficiencies and lower costs.
The prior year's third quarter gross margin was negatively impacted by a $6.5 million charge related to a LIFO inventory layer liquidation and approximately $6.5 million in expenses related to lower production levels and additional manufacturing downtime.

     Selling and administrative expenses for the first nine months decreased to $90.3 million or 13.7 percent of net sales versus $108.0 million or 14.4 percent of net sales a year ago. The $17.7 million, or 16 percent, decrease was primarily due to a reduction in salary expense and benefits ($7.2 million), lower depreciation and amortization expense ($2.6 million) and lower professional fees and outside services ($4.1 million), partially offset by the reduced net pension credit ($3.4 million).

     Interest expense of $23.5 million was lower than last year by $2.8 million due to reduced debt levels and lower interest rates on floating rate debt.

     Other income was $4.4 million in the current year versus $4.2 million a year ago. The current year included a $0.4 million gain on the sale of assets and $2.5 million received under the "Continued Dumping and Subsidy Offset Act of 2000," which was lower than the $3.5 million received a year ago.

     In fiscal 2003, a pre-tax special charge of $27.0 million ($16.2 million after taxes or $.73 per diluted share) was incurred for severance and pension related costs due to the retirements and terminations of approximately 500 salaried and hourly positions and for an estimated loss on asset disposals. These charges are predominantly non-cash, including the severance costs, which will be mostly funded by the Company's pension plan.

     Income tax benefits in the current year include a $2.1 million benefit from research and development credits. Last year, income tax expense included a benefit associated with a change in estimate relating to the realization of certain tax assets.

Business Segment Results:

Specialty Metals Segment

     Net sales for the nine months ended March 31, 2003 for this segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), were $569.2 million, or $81.6 million lower than the $650.8 million for the same period a year ago. SAO sales decreased by 12 percent from a year ago due to a weaker sales mix and reduced selling prices. SAO volume was nine percent higher than last year due mainly to increased sales of lower value stainless wire and rod products. The weaker sales mix combined with decreased shipment levels of higher value special alloys and sustained pricing pressures adversely impacted sales. Dynamet's sales decreased 31 percent during the first nine months versus the same period a year ago. The decline in sales is due primarily to lower volumes sold to the aerospace market. CPP's sales were 13 percent higher than a year ago due primarily to new customer sales and increased sales in Europe.

     Operating income for the Specialty Metals segment was $15.8 million during the first nine months of fiscal 2003, which was $3.7 million higher than the same period a year ago. The increase reflected improved operating efficiencies, lower costs and the effects on operating income of a more modest level of inventory reduction versus a year ago.

Engineered Products Segment

     Net sales for this segment through the first nine months of fiscal 2003 were $91.2 million as compared to $100.3 million for the same period a year ago. This group of companies was largely affected by a slowdown in the aerospace and industrial gas turbine markets. Operating income for the Engineered Products segment for the first nine months of fiscal 2003 was $9.4 million versus $7.9 million for the same period a year ago. The increase in operating income primarily reflects the benefit of cost savings initiatives and the settlement of an insurance claim.

Net Pension Credit:

     The net pension credit represents the income relating to Carpenter's overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans. The net pension credit was $2.6 million for the first nine months of fiscal 2003 versus $12.8 million for the same period a year ago. The lower level of the net pension credit versus the prior year was due primarily to the equity markets' investment losses on the pension and post retirement plan assets as of June 30, 2002.

Cash Flow and Financial Condition:

     Carpenter has maintained the ability to provide cash to meet its needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

     Cash from operations was $55.6 million for the current nine month period. For the same period last year, cash provided from operations was $113.8 million. Inventories were $14 million lower than at the end of the previous quarter and $22 million lower than a year ago. From its peak in December 2000, inventories are now $113 million lower. The days sales outstanding, including receivables outstanding under a receivables purchase facility, was reduced to 49.7 days versus
54.7 days at the end of the previous quarter and 57.1 days a year ago. Capital expenditures for plant, equipment and software consumed $6.8 million in cash during the first nine months of fiscal 2003 versus $24.0 million for the same year ago period. Dividends were $12.2 million this year compared to $23.3 million last year.

     Carpenter defines net debt as total debt net of cash and including amounts outstanding under the Company's receivables purchase facility. Net debt is a measure of indebtedness because cash is expected to be used for debt repayments. Net debt was reduced to $379.4 million at March 31, 2003. This net debt level was $21.7 million lower than at the end of the previous quarter and $88.7 million lower than a year ago.

     A component of Carpenter's debt management strategy is to maintain a certain level of floating rate debt relative to its fixed rate debt. In order to achieve this targeted level, the Company uses interest rate swaps. These instruments will obligate the Company to pay a swap counterparty either a floating rate of interest in return for it receiving a fixed rate of interest or obligate the Company to pay a fixed rate of interest in return for it receiving a floating rate of interest. At March 31, 2003, Carpenter had entered into interest rate swaps with a notional principal amount of $86.6 million.

     Carpenter believes that its current financial resources, both from internal and external sources, will be more than adequate to meet its foreseeable needs. At the end of the third quarter, Carpenter had approximately $135 million available under its credit facilities.
                            26



Selected Financial Measures:

     The following tables provide additional information regarding certain financial measures:

                                              March 31,   Dec 31,   March 31,
                                                 2003       2002       2002
                                              ---------   -------   ---------
NET DEBT
Accounts receivable purchase facility          $ 10.0     $ 10.0     $ 22.0
Short-term debt                                  16.2       15.9       15.4
Current portion of long-term debt                50.1       50.1       15.2
Long-term debt, net of current portion          357.5      367.5      420.9
                                               ------     ------     ------
Total Debt                                      433.8      443.5      473.5
Less: Cash                                      (54.4)     (42.4)      (5.4)
                                               ------     ------     ------
Net Debt                                       $379.4     $401.1     $468.1
                                               ======     ======     ======

                                       Three Months Ended   Nine Months Ended
                                            March 31             March 31
                                       ------------------   -----------------
                                        2003         2002    2003        2002
                                       -----        -----   ------      -----
SPECIAL CHARGE
Reductions in workforce                   -            -    $ 17.4         -
Pension plan curtailment loss             -            -       6.7         -
Writedown of certain assets               -            -       2.9         -
                                        ----         ----   ------       ----
Special charge                            -            -      27.0         -
                                        ----         ----   ------       ----
Less: income taxes (benefit)              -            -     (10.8)        -
                                        ----         ----   ------       ----
Special charge, net of income taxes       -            -    $ 16.2         -
                                        ====         ====   ======       ====
Special charge per share                  -            -    $ 0.73         -
                                        ====         ====   ======       ====
Weighted average diluted
   common shares                        22.4         22.2     22.3       22.2
                                        ====         ====   ======       ====

                                       Three Months Ended   Nine Months Ended
                                            March 31             March 31
                                       ------------------   -----------------
                                        2003         2002    2003       2002
                                       -----        -----   -----      ------
NET PENSION CREDIT
Pension plan credit                    $ 4.1        $ 6.8   $12.3      $20.4
Other postretirement benefits
   expense                              (3.3)        (2.5)   (9.7)      (7.6)
                                       -----        -----   -----      -----
Net pension credit                     $ 0.8        $ 4.3   $ 2.6      $12.8
                                       =====        =====   =====      =====

Contingencies:

     Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter's operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable costs related to environmental remediation. An additional $1.0 million was accrued during the three months ended December 31, 2002 for a former manufacturing site of Talley Industries, Inc. Also related to this site, a $1.0 million other asset was established during the three months ended December 31, 2002 for future considerations from the current owner and lien holders of the site. No other accruals were made during the nine months ended March 31, 2003 or 2002. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at

Carpenter-owned operating facilities at March 31, 2003 was $6.3 million. The estimated range at March 31, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.3 million and $11.2 million.

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

Future Outlook:

     The company remains cautious as a drop in consumer confidence and the potential response by businesses to further curtail capital spending could stall the recovery in many of the markets Carpenter serves. Based on current market conditions, Carpenter expects continued profitability in its fourth fiscal quarter (ending June 30), driven primarily by the cost reduction initiatives it has undertaken despite depressed conditions in the aerospace and power generation markets and a sluggish manufacturing environment. The company expects that its cost reduction efforts and process improvements will have a sustainable effect on its operating performance going forward;
however, it also expects that pension plan related factors will negatively impact its earnings in fiscal 2004 (begins July 1, 2003).

     The company anticipates that its net pension credit will change to a net pension expense in fiscal 2004. For fiscal 2003, the net pension credit is equivalent to $.09 per diluted share. While the credit will reverse to an expense in fiscal 2004, the change will be a non-cash item as the company does not expect that it will be required to make any cash contributions to its defined benefit pension plan.

     The fiscal 2004 net pension expense primarily results from the accumulated effect of investment losses from more than two years of declining stock market returns. The stock market performance coupled with the low interest rate environment will lead to changes in actuarial assumptions. The changes will include a lower future rate of expected returns on the pension assets as well as a lower discount rate, which has the effect of increasing the company's pension expense. Based on the current value of its defined benefit pension plan assets, the net pension expense could be approximately $1.00 per diluted share for fiscal year 2004. However, the final net pension expense will be actuarially determined as of June 30, 2003 and held constant throughout the next fiscal year. The company's current estimate is subject to change based upon the performance of the equity markets, bond markets and finalization of certain actuarial assumptions.

                  Forward-looking Statements

     This Form 10-Q contains various "Forward-looking Statements" pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent Carpenter's expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth or decline in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended June 30, 2002, its Form 10-Q for the three months ended December 31, 2002, and Carpenter's most recent registration statement on Form S-4 filed on October 12, 2001, as amended on November 29, 2001. Such risks include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to recoup increased costs of electricity, natural gas, and raw materials, such as nickel, through increased prices and surcharges; 3) domestic and foreign excess manufacturing capacity for certain alloys that Carpenter produces; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain Carpenter products; 5) the degree of success of government trade actions;
6) fluctuations in stock markets which could impact the valuation of the assets in Carpenter's pension trusts and the accounting for pension assets; 7) the potential cost advantages that new competitors or competitors who have reorganized through bankruptcy may have; 8) the transfer of manufacturing capacity from the United States to foreign countries; and 9) the consolidation of customers and suppliers. Any of these factors could have an adverse and/or fluctuating effect on Carpenter's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

     Carpenter uses derivative financial instruments to reduce certain types of financial risks. Raw material cost fluctuations for the Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. Carpenter reduces this risk on certain raw materials and energy by entering into commodity forward contracts and commodity price swaps on a portion of its requirements that are effective hedges of the risk. Fluctuations in foreign currency exchange rates subject Carpenter to risk of losses on anticipated future cash flows from its foreign operations. Foreign currency forward contracts are used to hedge this foreign exchange risk. These hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of Carpenter's risk management programs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Voting results and a description of matters submitted to stockholders at Carpenter's October 28, 2002 Annual Meeting of Stockholders were included in the Form 1O-Q for the quarterly period ended September 30, 2002. Part II; Item 4 of Carpenter's Form 10- Q filed November 13, 2002 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  No documents are filed as Exhibits.

     (b) Current Reports on Form 8-K were filed on behalf of Carpenter on April 22, 2003 and April 25, 2003. The Reports were dated April 22, 2003 and April 25, 2003, respectively. The April 22, 2003 Report covered
          Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure and included Carpenter's press release discussing third quarter results as an Exhibit. The April 25, 2003 Report covered Item 5, Other Events. No financial statements were filed with the April 25, 2003 Report.

     Items 2,3 and 5 are omitted as the answers are negative or the items are not applicable.

                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                               Carpenter Technology Corporation
                               --------------------------------
                                        (Registrant)


Date:  May 14, 2003            /s/Terrence E. Geremski
-------------------            --------------------------------
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

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
                            37
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  May 14, 2003

                                  /s/Dennis M. Draeger
                                  ------------------------------
                                  Dennis M. Draeger
                                  Chairman and Chief Executive
                                  Officer

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

Date:  May 14, 2003

                                   /s/Terrence E. Geremski
                                   -----------------------------
                                   Terrence E. Geremski
                                   Senior Vice President -
                                   Finance and Chief Financial
                                   Officer

   CERTIFICATION OF PERIODIC FINANCIAL REPORTS PURSUANT TO
                  18 U.S.C. SECTION 1350
                  AS ADOPTED PURSUANT TO
      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Carpenter Technology Corporation (the "Issuer") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Dennis M. Draeger, Chairman and Chief Executive Officer of the Issuer, and I, Terrence E. Geremski, Vice President - Finance and Chief Financial Officer of the Issuer, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and that information contained in the Periodic Report fairly presents, in all material respects, the financial condition and result of operations of the Issuer.



/s/Dennis M. Draeger                   /s/Terrence E. Geremski
-------------------------              -------------------------
Dennis M. Draeger                      Terrence E. Geremski
Chairman and Chief                     Senior Vice President -
Executive Officer                      Finance and Chief
                                       Financial Officer

Date:  May 14, 2003

