Form 10-K
period 2003-06-30
CARPENTER TECHNOLOGY CORP
filed 2003-09-12
CIK 17843

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2003

Commission file number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Meridian Blvd., Wyomissing, Pennsylvania	19610
(Address of principal executive offices)	(Zip Code)

610-208-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $5 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).  Yes  ☒  No  ☐

As of August 29, 2003, 22,382,492 shares of Common Stock of Carpenter Technology Corporation were outstanding.  The aggregate market value of Common Stock held only by non-affiliates was $462,529,625 (based upon its closing transaction price on the Composite Tape on August 29, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2003 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-5.

PART I

Item 1.   Business

(a)  General Development of Business:

Carpenter Technology Corporation (“Carpenter”), incorporated in 1904, is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products.  We made no significant changes in the form of our organization or mode of conducting business during the year ended June 30, 2003.

(b)  Financial Information About Segments:

We are organized in the following business units: Specialty Alloys Operations, Dynamet, Carpenter Powder Products, and Engineered Products.  For segment reporting, the Specialty Alloys Operations, Dynamet, and Carpenter Powder Products segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics.  See note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

(c)  Narrative Description of Business:

(1)  Products:

We primarily process basic raw materials such as chromium, nickel, titanium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes. We also produce certain metal powders and fabricated metal products.  In addition, ceramic products are produced from various raw materials using molding, heating and other processes.

Our Specialty Metals segment includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from our production plants and distribution network as well as through independent distributors.

Our Engineered Products segment includes the manufacture and sale of structural ceramic products, ceramic cores for the investment casting industry, tubular metal products for nuclear and aerospace applications and custom shaped bar.

Our major classes of products are:

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

Ceramics and other materials -

Certain engineered products, including ceramic cores for investment castings ranging from small simple configurations to large complex shapes and structural ceramic components, precision welded tubular products, as well as drawn solid tubular shapes.

Titanium products -

A corrosion resistant, highly specialized metal with a combination of high strength and low density.  Most common uses are in aircraft, medical devices, sporting equipment and chemical and petroleum processing.

Tool and other steel -

Tool and die steels, which are extremely hard metal alloys, used for tooling and other wear-resisting components in metalworking operations such as stamping, extrusion and machining.  Other steels include carbon and alloy steels purchased for distribution and other miscellaneous products.

(2)  Classes of Products:

The amounts and percentages of our net sales contributed by our major classes of products for the last three fiscal years are summarized in the following table:

($ in millions)	2003		2002		2001
Stainless steels	$392.8	45%	$395.7	40%	$569.4	43%
Special alloys	291.7	33%	367.9	38%	466.7	36%
Ceramics and other materials	83.2	10%	94.0	10%	132.4	10%
Titanium products	66.6	8%	82.5	8%	92.7	7%
Tool and other steels	36.8	4%	37.0	4%	62.9	4%
Total net sales	$871.1	100%	$977.1	100%	$1,324.1	100%

Effective July 1, 2000, we changed our method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  For most of our sales, the standard terms of sale included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment.  Under SAB 101, except for certain foreign units, revenue cannot be recognized until title passes to the customer, which in our case was when payment was received. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000.

On April 1, 2001, we changed our terms of sale so that revenue is recognized when product is shipped, in accordance with our historical practice.  Therefore, our results for the quarter ended June 30, 2001 included revenues from shipments made in the quarter as well as collections on prior sales.  The combined effect of SAB 101 and the change in terms of sale increased fiscal 2001 sales by $138.0 million and income before cumulative effect of accounting change by $14.1 million, net of $9.4 million of tax. The cumulative effect recorded on July 1, 2000 of this change in accounting principle was a charge of $14.1 million after taxes, or $0.62 per diluted share.

(3)  Raw Materials:

Our Specialty Metals segment depends on continued delivery of critical raw materials for its day-to-day operations.  These raw materials include nickel, ferrochrome, cobalt, molybdenum, titanium, manganese and scrap.  Some of these raw materials sources could be subject to potential interruptions of supply as a result of the country in which they are located, labor unrest or other reasons.  These potential interruptions could cause material shortages and affect the availability and price.

We maintain long-term relationships with major suppliers.  These suppliers provide availability of material and competitive prices for these key raw materials to help us maintain the appropriate levels of raw materials.

(4)  Patents and Licenses:

We own a number of United States and foreign patents and have granted licenses under some of them.  Certain of our products are covered by patents of other companies from whom licenses have been obtained.  We do not consider our business to be materially dependent upon any patent or patent rights.

(5)  Seasonality of Business:

Our sales and operational results are normally influenced by seasonal factors.  The first fiscal quarter (three months ending September 30) is typically the lowest - principally because of annual plant vacation and maintenance shutdowns in this period by us as well as by many of our customers.  The second half of the fiscal year is typically stronger than the first half.  However, the timing of major changes in both the general economy and the markets for our products, as occurred in fiscal 2002, can alter this pattern.  The tragic events of September 11, 2001 and the corresponding effects on many economic drivers, as well as weaker demand, especially in the aerospace and power generation markets, and a leaner product mix contributed to net sales being much lower than normal in the fourth quarter of fiscal 2002 (three months ended June 30).  Over the longer time frame, the historical patterns generally prevail.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2003	2002	2001(1)
September 30	25%	26%	22%
December 31	24%	25%	22%
March 31	27%	26%	23%
June 30	24%	23%	33%
	100%	100%	100%

(1)          Refer to previous discussion of SAB 101 included in Item 1(c)(2) Classes of Products.

(6)  Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on our consolidated statement of operations.  Of the total fiscal 2003 sales of our Engineered Products segment (see note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further segment discussion), approximately 14% of segment sales were to one customer and 12% of segment sales were to a second customer.  There were no other significant individual customer sales volumes during fiscal year 2002 or 2001.

(7)  Backlog:

As of June 30, 2003 we had a backlog of orders, believed to be firm, of approximately $165 million, substantially all of which is expected to be shipped within the current fiscal year.  Our backlog as of June 30, 2002 was approximately $190 million.  Our backlogs have become less indicative of future sales levels due to shifting product mixes and changing customer re-ordering practices.

(8)  Competition:

Our business is highly competitive.  We supply materials to a wide variety of end-use market sectors, none of which consumes more than 30 percent of our output, and compete with various companies depending on end-use sector, product or geography.

There are approximately 10 domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more product sectors.  There are several dozen smaller producing companies and converting companies in the United States who are competitors.  We also compete directly with several hundred independent distributors of products similar to those distributed by us.  Additionally, numerous foreign producers export into the United States various specialty metal products similar to those produced by us.  Furthermore, a number of different products may, in certain instances, be substituted for our finished product.

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers.  Such pricing practices have usually been supported by foreign governments through direct and indirect subsidies.  These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2002 levels at about 42% for stainless bar, 65% for stainless rod and 55% for stainless wire.

Because of the unfair trade practices and the resulting injury, we have joined with other domestic producers in the filing of trade actions against foreign producers who have dumped their stainless steel products into the United States.  As a result of these actions, the U.S. Department of Commerce issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to 63% of their value and on imports of stainless rod from Brazil, France and India at rates ranging up to 49% of their value.  Those orders will continue in effect until January 2006 and July 2005, respectively.

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

In a related matter, President George W. Bush announced in June 2001 the implementation of a three-part multilateral initiative on steel.  The first part consisted of the initiation with the International Trade Commission (ITC) of a Section 201 trade action against imports of selected steel products, including several specialty steel products.  This action led to the imposition of additional tariffs for a period of three years against imports of stainless bar, rod and wire from most of the steel producing countries of the world.  The other two parts included the initiation of multilateral negotiations to reduce excess world steel capacity and to eliminate government subsidies and other trade distortive practices.

As part of the Section 201 trade relief, a midterm review conducted by the ITC is required to monitor/investigate the developments with respect to the domestic industry to make a positive adjustment to import competition.  The  President may then take action to reduce, modify, terminate or maintain the relief any time, after taking into account the Commission’s report.

On July 7, 2003, the World Trade Organization (WTO) determined that the safeguard measures were not consistent with the Uruguay round agreement.  The United States has filed an appeal to the Appellate Body of the WTO.  On January 8, 2003, the WTO found that the United States’ use of countervailing duties is not consistent with the Uruguay round agreements.

This WTO ruling may lead to the elimination of countervailing duties on imports from selected countries.

(9)  Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $11.7 million, $12.9 million and $14.7 million in fiscal 2003, 2002 and 2001, respectively.

(10) Environmental Regulations:

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Management evaluates the liability for future environmental remediation costs on a quarterly basis.  We accrue amounts for environmental remediation costs representing management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation.  For further information on environmental remediation, see the Contingencies section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Our costs of maintaining and operating environmental control equipment were $5.4 million, $5.1 million and $6.1 million for fiscal 2003, 2002 and 2001, respectively.  The capital expenditures for environmental control equipment were $0.3 million, $0.4 million and $1.3 million for fiscal 2003, 2002 and 2001, respectively.  We anticipate spending approximately $0.8 million on major domestic environmental capital projects over the next five fiscal years.  This includes approximately $0.5 million in fiscal 2004 and $0.2 million in fiscal 2005.  Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11) Employees:

As of June 30, 2003, our total workforce was 4,384 employees, including 275 on indefinite furlough.

(d)                                  Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $217.9 million, $249.1 million and $244.2 million in fiscal 2003, 2002 and 2001, respectively.

For further information on domestic and foreign sales, see note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 2.  Properties

The primary locations of our specialty metals manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida and Crawley, England.  The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg and Crawley plants are owned.  The Clearwater plant is owned, but the land is leased.

The primary locations of our engineered products manufacturing operations are: Wood-Ridge, New Jersey; Wilkes-Barre, Pennsylvania; Twinsburg, Ohio; Auburn, California; El Cajon, California; Palmer, Massachusetts; Corby, England; Quertaro, Mexico and Monash, Australia.  The El Cajon, Corby and Quertaro plants are owned, while the other locations are leased.  The land at the El Cajon plant is leased.

The Reading plant has an annual practical melting capacity of approximately 231,000 ingot tons of its normal product mix.  The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations.  During the years ended June 30, 2003 and 2002, the plant operated at approximately 69 percent and 67 percent, respectively, of its melting capacity.

The Talley Metals plant in Hartsville, South Carolina has an annual hot rolling capacity of approximately 78,500 tons.  The annual tons shipped will be less than the tons hot rolled due to processing losses and finishing operations.  During the years ended June 30, 2003 and 2002, the plant operated at approximately 63 percent and 57 percent, respectively, of its hot rolling capacity.

We also operate regional customer service and distribution centers, most of which are leased, at various locations in several states and foreign countries.

Our plants, customer service centers, and distribution centers have been acquired or leased at various times over several years.  There is an active maintenance program to keep facilities in good condition.  In addition, we have had an active capital spending program to replace equipment as needed to keep it technologically competitive on a world-wide-basis.  We believe our facilities are in good condition and suitable for our business needs.

Item 3.  Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business.  There are no material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of our voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries.  There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

Item 4a.  Executive Officers of the Registrant

Listed below are the names of our corporate executive officers as of June 30, 2003, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders.  All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Terrence E. Geremski, who joined Carpenter January 29, 2001.

Robert J. Torcolini, previously President and Chief Operating Officer, succeeded Dennis M. Draeger as Chairman, President and Chief Executive Officer effective July 1, 2003. Mr. Torcolini had been President and Chief Operating Officer and Director, since July 1, 2002, Senior Vice President - Engineered Products Operations, since January 31, 2000, President of Dynamet, Incorporated, a subsidiary of Carpenter since February 28, 1997 and was Vice President - Manufacturing Operations - Specialty Alloys Operations from January 29, 1993 through February 27, 1997.  Mr. Draeger retired after seven years of service on June 30, 2003.  The transition was pursuant to Carpenter’s previously announced Chief Executive Officer succession plan.

Terrence E. Geremski was elected Senior Vice President-Finance and Chief Financial Officer effective January 29, 2001.  Mr. Geremski previously served as Executive Vice President and Chief Financial Officer and as a director of Guilford Mills, Inc., Greensboro, NC.  He was employed by Guilford Mills in various financial positions from 1992 through August 2000, with the most current position held being Executive Vice President and Chief Financial Officer.  Mr. Geremski’s experience also includes Dayton Walther Corp., Dayton, Ohio; Varity Corp. (formerly Massey-Ferguson), Toronto, Ontario and Buffalo, NY; and Morris Bean & Co., Yellow Springs, Ohio.  He began his career with Price Waterhouse in Chicago.  Guilford Mills filed for reorganization under Chapter 11 of the federal bankruptcy laws on March 13, 2002, and emerged from its bankruptcy proceeding on October 4, 2002.

David A. Christiansen was elected Vice President, General Counsel and Secretary effective November 1, 2002. Prior to that, Mr. Christiansen held the following positions within Carpenter: associate general counsel and assistant secretary from April, 1996 through November 1, 2002; senior staff attorney and assistant secretary from April, 1993 through April, 1996.

Robert W. Lodge was elected Vice President – Human Resources, September 23, 1991.  Mr. Lodge previously served as Vice President, Human Resources – North America at Johnson-Matthey, Inc. from 1988 through 1991.

Michael L. Shor was elected Senior Vice President - Specialty Alloys Operations, effective January 31, 2000.  Prior to that, Mr. Shor held the following positions within Specialty Alloys Operations: Vice President - Manufacturing Operations from March 3, 1997 through January 30, 2000; General Manager - Global Marketing and Product Services from July 13, 1995 through March 2, 1997; and General Manager - Marketing from October 1, 1994 through July 12, 1995.

Name	Age	Positions	Assumed Present Position

Robert J. Torcolini	52	Chairman, President and Chief Executive Officer Director	July 2003

David A. Christiansen	48	Vice President, General Counsel & Secretary	November 2002

Terrence E. Geremski	56	Senior Vice President - Finance & Chief Financial Officer	January 2001

Robert W. Lodge	60	Vice President - Human Resources	September 1991

Michael L. Shor	44	Senior Vice President - Specialty Alloys Operations	January 2000

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the New York Stock Exchange.

	2003		2002
Quarter Ended:	High	Low	High	Low
September 30	$28.29	$13.00	$29.90	$19.83

December 31	$14.25	$10.26	$27.37	$21.26

March 31	$12.65	$9.59	$29.20	$21.90

June 30	$16.76	$10.25	$30.55	$25.90

Annual	$28.29	$9.59	$30.55	$19.83

The range of our common stock price from July 1, 2003 to September 8, 2003 was $14.85 to $22.52. The closing price of the common stock was $22.52 on September 8, 2003.

We have paid quarterly cash dividends on our common stock for 97 consecutive years.  In October 2002, the Board of Directors reduced the quarterly dividend paid on shares of our common stock from $0.33 per share to $0.0825 per share.  We paid a quarterly dividend of $0.33 per share of common stock during the first quarter of fiscal 2003 and a dividend of $0.0825 per share of common stock during the second, third and fourth quarters. The quarterly dividend rate was $0.33 per share for the 2002 and 2001 fiscal years.

As of August 29, 2003, there were 4,930 common stockholders of record.  Information relating to certain common stock purchase rights issued by us is disclosed in note 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Certain information relating to securities authorized for issuance under our equity compensation plans is disclosed in note 15 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 6.  Selected Financial Data

Five-Year Financial Summary
Dollar amounts in millions, except per share data
(years ended June 30)

	2003(a)	2002(b)	2001(c)	2000	1999(d)
Summary of Operations
Net sales	$871.1	$977.1	$1,324.1	$1,109.1	$1,049.3

(Loss) Income before cumulative effect of accounting changes	$(10.9)	$(6.0)	$35.2	$53.3	$37.1
Cumulative effect of accounting changes, (net of $9.4 million tax in fiscal 2001)	—	(112.3)	(14.1)	—	—
Net (loss) income	$(10.9)	$(118.3)	$21.1	$53.3	$37.1

Financial Position at Year-End
Total assets	$1,399.9	$1,479.5	$1,691.5	$1,745.9	$1,607.8

Long-term obligations, net of current portion (including convertible preferred stock)	$396.7	$400.2	$352.3	$378.3	$381.8

Per Share Data
Net (Loss) earnings:
Basic
(Loss) earnings before cumulative effect of accounting changes	$(0.56)	$(0.35)	$1.52	$2.35	$1.61
Cumulative effect of accounting changes	—	(5.06)	(0.64)	—	—
Net (loss) earnings	$(0.56)	$(5.41)	$0.88	$2.35	$1.61

Diluted
(Loss) earnings before cumulative effect of accounting changes	$(0.56)	$(0.35)	$1.50	$2.31	$1.58
Cumulative effect of accounting changes	—	(5.06)	(0.62)	—	—
Net (loss) earnings	$(0.56)	$(5.41)	$0.88	$2.31	$1.58

Cash dividends-common	$0.5775	$1.32	$1.32	$1.32	$1.32

(a) Fiscal 2003 includes a special charge of $30.6 million related principally to workforce reduction, pension plan curtailment loss, loss on early retirement of debt and writedown of certain assets.  See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data”.

(b) Fiscal 2002 reflects the adoption of SFAS 142 (Goodwill and Other Intangible Assets) effective July 1, 2001.  See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(c) Fiscal 2001 reflects the adoption of SAB 101 (Revenue Recognition in Financial Statements) effective July 1, 2000.  See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.  In addition, fiscal 2001 includes a special charge of $37.6 million related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site.  See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(d) Fiscal 1999 includes a special charge of $14.2 million related to a salaried workforce reduction and a reconfiguration of the U.S. distribution network.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The critical accounting policies affecting our more significant judgments and estimates used in the preparation of our consolidated financial statements are shown on pages 25 and 26.

Management’s Discussion of Operations

Net sales and earnings trends for the past three fiscal years are summarized below:

(in millions, except per share data)	2003	2002	2001

Net sales	$871.1	$977.1	$1,324.1
Net (loss) income	$(10.9)	$(118.3)	$21.1

Diluted (loss) earnings per share	$(0.56)	$(5.41)	$0.88

Adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in Fiscal 2002

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, and are tested for impairment at least annually.  We adopted SFAS 142 in fiscal 2002, and recognized an impairment charge.

The $112.3 million impairment charge or $5.06 per diluted share was recognized in the Specialty Metals segment.  This non-cash, non-operating charge was recognized as a cumulative effect of an accounting change as of the beginning of fiscal 2002.  The fair value of the reporting units was estimated on July 1, 2001 based upon discounted cash flow analyses and the use of market multiples.  This charge was necessary because the fair value of certain reporting units was less than their carrying value.  The goodwill stemmed from our acquisitions of several specialty metals companies between 1993 and 1998.  During the 18 -24 months prior to July 1, 2001, sales by the acquired companies to several end-use markets had experienced downturns due to general economic conditions and some were further impacted by the continuing high level of low priced imports.

We conducted our annual impairment review of goodwill during the fourth quarter of fiscal 2003 and 2002 and determined that there was no additional goodwill impairment.  See note 6 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Adoption of SAB 101 in Fiscal 2001

Effective July 1, 2000, we changed our method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  For most of our sales, the standard terms of sale included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment.  Under SAB 101, except at certain foreign subsidiaries, revenue cannot be recognized until title passes to the customer, which in our case was when payment was received. This bulletin was adopted prospectively, and therefore did not result in a restatement of any results reported prior to July 1, 2000.

On April 1, 2001, we changed our terms of sale so that revenue is recognized when product is shipped, in accordance with our historical practice.  Therefore, our results for the quarter ended June 30, 2001 included revenues from shipments made in the quarter as well as collections on prior sales. The combined effect of SAB 101 and the change in terms of sale increased fiscal 2001 sales by $138.0 million and income before cumulative effect of accounting change by $14.1 million, net of $9.4 million of tax. The cumulative effect recorded on July 1, 2000 of this change in accounting principle was a charge of $14.1 million after taxes, or $0.62 per diluted share.

Special Charges Recorded in Fiscal 2003 and 2001

During fiscal 2003, we incurred a special charge of $30.6 million before taxes.  Of this amount, $14.2 million was incurred during the first fiscal quarter, $12.8 million was incurred during the second fiscal quarter and $3.6 million was incurred during the fourth fiscal quarter.  The first half actions were taken as part of our strategy to reduce costs and improve operational effectiveness.  The fourth quarter charge was related primarily to the early redemption of debt.

During the fourth fiscal quarter of 2001, we incurred a special charge of $37.6 million before taxes.  The special charge incurred during the fourth fiscal quarter related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site.

See note 3 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Comparative Information for Fiscal 2003, 2002 and 2001

The chart below shows our net sales by major product class for the past three fiscal years:

($ in millions)	2003		2002		2001

Stainless steels	$392.8	45%	$395.7	40%	$569.4	43%
Special alloys	291.7	33%	367.9	38%	466.7	36%
Ceramics and other materials	83.2	10%	94.0	10%	132.4	10%
Titanium products	66.6	8%	82.5	8%	92.7	7%
Tool and other steels	36.8	4%	37.0	4%	62.9	4%
Total net sales	$871.1	100%	$977.1	100%	$1,324.1	100%

Results of Operations - Fiscal 2003 compared to Fiscal 2002

Overview

Our net loss for fiscal 2003 was $10.9 million or $0.56 per diluted share versus a net loss of $118.3 million or $5.41 per diluted share for fiscal 2002.  The fiscal 2002 net loss before the cumulative effect of the accounting change for goodwill (which was $112.3 million or $5.06 per diluted share and is discussed in footnote 6 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data”) was $6.0 million or $0.35 per diluted share.

We improved profitability in fiscal 2003 through cost reduction efforts, productivity and manufacturing improvements and continued to generate significant free cash flow, despite challenging economic conditions in many of the markets that we serve, including two of our key markets – aerospace and power generation.

In fiscal 2003, we generated $80.2 million of free cash flow in addition to the $79.6 million generated during fiscal 2002.  Our efforts to improve working capital management by reducing inventories by $8.2 million and accelerate the collection of accounts receivable, the reduction in capital spending to $8.5 million, a decrease in our dividend and the receipt of $8.5 million cash from the sales of two small business units contributed to the high level of cash generated and the corresponding improved liquidity.  Consequently, total net debt decreased $77.8 million in fiscal 2003 to a level of $356.3 million or 42.7 percent of capital.

Net Sales

Net sales for fiscal 2003 were $871.1 million or a decrease of 10.8 percent from $977.1 million in fiscal 2002.  The $106.0 million decrease in net sales was chiefly due to reduced demand for certain high temperature alloys, titanium alloys and ceramic products primarily due to lower build rates of commercial aircraft and industrial gas turbines.  Demand for these materials was further affected by inventory adjustments within their respective supply chains.  Partially offsetting the decline in these markets were volume increases for stainless steel sold to customers serving several consumer and industrial markets.  Despite increased stainless volumes from a year ago, sales were adversely affected by a shift in product mix towards lower value materials.  In addition, sales were adversely effected by excess global stainless steel capacity which continued to place downward pressure on pricing.

International sales decreased 13 percent to $217.9 million from the prior year.  Details of sales by geographical region for the past three fiscal years are presented in note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Gross Profit

The gross profit of 17.6 percent for fiscal 2003 was better than last year’s 16.7 percent. This increase was primarily due to better manufacturing efficiencies and lower costs.  In addition, last year was negatively impacted by higher LIFO inventory layer liquidations at increased costs and inefficiencies caused by operating at lower levels.  These factors were partially offset by the reduced shipment levels of higher value products sold to the aerospace and power generation markets, increased sales of lower valued stainless wire and rod products, sustained pricing pressures on stainless products and a reduced net pension credit.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $118.8 million or 13.6 percent of net sales versus $142.1 million or 14.5 percent of net sales a year ago.  The $23.3 million, or 16.4 percent, decrease was primarily due to a reduction in salary expense and benefits ($9.8 million), lower professional fees and outside services ($4.9 million) and lower depreciation and amortization expense ($2.5 million), partially offset by the reduced net pension credit ($5.7 million).

Interest Expense

Interest expense of $31.0 million was lower than last year by $3.6 million due to reduced debt levels and lower interest rates.

Other Income, Net

Other income, net was $3.8 million in fiscal 2003 versus $0.5 million in fiscal 2002.  Fiscal 2003 included the receipt of $2.8 million of tariffs from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001”, $1.8 million of interest income, a $1.1 million loss on writedowns and disposals of property, plant and equipment and $0.7 million in reserves related to former Talley Industries subsidiaries.  Fiscal 2002 included a $4.4 million loss on writedowns and disposals of property, plant and equipment, the receipt of $3.5 million of tariffs and $2.0 million of interest income.

Income Taxes

Our effective tax rate (income tax expense or benefit as a percent of income or loss before taxes) for fiscal 2003 was a benefit of 52.4 percent as compared to a benefit of 54.9 percent last year.  The current year rate is more favorable than our statutory rate of 35 percent principally because it includes a $2.3 million favorable adjustment relating to research and development credits.  The fiscal 2002 rate was favorably impacted by $1.6 million in research and development credits. See note 17 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results  (See note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Net sales for fiscal 2003 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), were $760.2 million or $90.6 million (10.6 percent) lower than the $850.8 million for fiscal 2002.  SAO sales decreased 10 percent from a year ago due to a weaker sales mix and reduced selling prices.  Decreased shipment levels of higher value special alloys and sustained pricing pressures caused by the availability of low priced stainless steel products adversely impacted sales.  Volume was marginally higher than last year due mainly to increased sales of lower value stainless wire and rod products.  Dynamet’s sales decreased 22 percent in fiscal 2003 versus a year ago.  The decline in sales was due primarily to lower volumes sold to the aerospace market.  CPP’s sales were eight percent higher than a year ago due primarily to new customer sales and increased sales in Europe.

Income for the Specialty Metals segment was $38.8 million for fiscal 2003, which was $25.9 million higher than a year ago. The increase reflected improved operating efficiencies, lower costs and the effects on segment income of a more modest level of inventory reduction versus a year ago.

Engineered Products Segment

Net sales for this segment for fiscal 2003 were $113.3 million as compared to $128.5 million for the same period a year ago. This group of companies was largely affected by the slowdown in the aerospace and power generation markets. Approximately $10 million of the decline in sales was due to the divestiture of certain businesses.

Income for the Engineered Products segment for fiscal 2003 was $10.9 million versus $10.5 million a year ago.  The increase in segment income, despite the lower sales volume and increased quality and environmental reserves, primarily reflects the benefit of cost savings initiatives.

Net Pension Credit:

The net pension credit represents income relating to our overfunded defined benefit pension plan (“GRP Plan”) less an expense for other post retirement benefit plans and other underfunded defined benefit pension plans. The net pension credit was $3.4 million for fiscal 2003 versus $17.1 million last year.  The lower level of the net pension credit versus the prior year was due primarily to the equity markets’ investment losses on the pension and post retirement plan assets.  The excess of plan assets over the projected benefit obligation of the GRP Plan was $28.5 million, $175.8 million and $308.5 million at June 30, 2003, 2002 and 2001, respectively.

Results of Operations - Fiscal 2002 compared to Fiscal 2001

Overview

Our net loss for fiscal 2002 was $118.3 million or $5.41 per diluted share versus net income of $21.1 million or $0.88 per diluted share for fiscal 2001.  Our net loss before the cumulative effect of the accounting change for goodwill (which is $112.3 million or $5.06 per diluted share and is discussed in footnote 6 to our consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data”) was $6.0 million or $0.35 per diluted share.

Fiscal 2002 was a very challenging year due to a recession in the U.S. manufacturing sector, which was further compounded by our customers’ inventory reduction efforts.  Sales volumes were further dampened by the continuing high level of low-priced stainless steel imports and a decline in aerospace and power generation markets.

In fiscal 2002, we generated $79.6 million of free cash flow.  Our efforts to improve working capital management contributed to the high level of cash generated and the corresponding improved liquidity. Such efforts included a reduction in inventories by $51.2 million through the enhancement of our order management systems and improvements in our production processes, our efforts to accelerate the collection of accounts receivable, our efforts to reduce capital spending by $23.8 million from fiscal 2001, and the receipt of $3.0 million cash from the sales of two small business units.  Consequently, our total net debt decreased $80.8 million in fiscal 2002 to a level of $434.1 million or 46.1 percent of capital.

Net Sales

We reported net sales for fiscal 2002 of $977.1 million compared to $1.3 billion in fiscal 2001. Of the $347.0 million, or 26.2 percent, decrease in net sales, $178.0 million was due to lower shipment levels throughout fiscal 2002 primarily because of the manufacturing recession and the effects on the economy of the tragic events of September 11th, especially during the second half of fiscal 2002 and $138.0 million was due to the combined effect of SAB 101 and the change in terms of sale during 2001.  Our Specialty Metals segment experienced most of our volume decrease as a result of lower stainless steel shipments caused by weaker demand in the automotive, industrial and consumer markets, due in part to a high level of imports of bar, rod and wire.  Additionally, there were lower special alloy shipments due primarily to reduced demand from the aerospace and power generation markets.

Unit selling price decreases coupled with a leaner product mix, especially during the second half of fiscal 2002, accounted for approximately $31.0 million of our revenue decrease.

International sales increased 2 percent to $249.1 million from the prior year, particularly in Europe.  Details of sales by geographical region for the past three fiscal years are presented in note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Gross Profit

Our fiscal 2002 gross profit of 16.7 percent was lower than the fiscal 2001 gross profit of 21.6 percent. This decrease was primarily due to lower production levels, LIFO inventory layer liquidations at higher costs ($9.0 million) and inefficiencies caused by operating at lower levels (approximately $6.0 million), the shift to a less profitable product mix, and a reduced net pension credit ($20.4 million).  These negatives were partially offset by lower raw material costs and lower labor and benefit costs due to approximately 350 fewer workers in Specialty Alloys Operations.

Selling and Administrative Expenses

Selling and administrative expenses of $142.1 million were down $11.6 million compared to fiscal 2001. The decrease was principally due to the elimination of goodwill amortization of $6.7 million in fiscal 2002 pursuant to our adoption of SFAS 142 and a $4.7 million reduction in salary expense and fringe benefits.  However, selling and administrative expenses as a percent of sales increased to 14.5 percent in fiscal 2002 from 13.0 percent in fiscal 2001.

Interest Expense

Interest expense decreased $5.7 million to $34.6 million in fiscal 2002 compared to fiscal 2001 due to lower debt levels and lower interest rates on debt.

Other Income, Net

Other income, net was $0.5 million in fiscal 2002 versus $2.3 million in fiscal 2001.  Fiscal 2002 included a $4.4 million loss on writedowns and disposals of property, plant and equipment ($3.7 million occurred in the fourth quarter), the receipt of $3.5 million of tariffs in

December 2001 from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001” and $2.0 million of interest income.  Fiscal 2001 included $1.9 million of gains on the disposal of warehouses, $1.9 million writedown to the market valuation of investments in life insurance policies, and $2.6 million of interest income.

Income Taxes

Our effective tax rate (income tax expense or benefit as a percent of income or loss before taxes) for fiscal 2002 was a benefit of 54.9 percent versus an expense of 39.7 percent for fiscal 2001.  The fiscal 2002 rate is more favorable than our statutory rate of 35 percent principally because it includes a $1.6 million favorable adjustment relating to research and development credits.  The fiscal 2001 rate is negatively impacted by the special charge taken to writedown certain operating assets including non-tax deductible goodwill. See note 17 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rates to the effective tax rates.

Business Segment Results  (See note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Net sales for fiscal 2002 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), were $850.8 million or $317.8 million (27.2 percent) lower than the $1.2 billion for fiscal 2001.  SAO sales decreased by 27 percent due to lower stainless steel shipments caused by: (1) weaker demand in the automotive, industrial and consumer markets, (2) a high level of imports of bar, rod and wire, and (3) the combined effect of SAB 101 and the change in terms of sale during 2001 ($128.3).  Additionally, there were lower special alloy shipments due primarily to reduced demand from the aerospace and power generation markets during the second half of fiscal 2002. Dynamet’s sales increased 1 percent from the same period a year ago, benefiting from strong demand for medical products and improved pricing during the first half of fiscal 2002. CPP’s sales declined 32 percent from the same period a year ago primarily because of lower tool steel sales due to weak demand in the automotive market as well as a high level of imports.

Income for our Specialty Metals segment was $12.9 million, which was $85.9 million lower than fiscal year 2001’s $98.8 million. This decrease was due primarily to SAO’s lower shipment levels, lower production levels, LIFO inventory layer liquidations at higher costs ($9.0 million), inefficiencies caused by operating at lower levels (approximately $6.0 million), the shift to a less profitable product mix, and due to the combined effect of SAB 101 and the change in terms of sale during 2001 ($20.6 million). These negative factors were partially offset by lower raw material costs, lower labor and benefit costs due to approximately 500 fewer workers and the elimination of goodwill amortization pursuant to our adoption of SFAS 142 ($5.6 million).

Engineered Products Segment

Net sales for this segment were $128.5 million in fiscal 2002, a decrease of $28.4 million or 18.1 percent from $156.9 million in fiscal 2001. The two EPG business units that were sold in fiscal 2002 accounted for $5.9 million of the year to year reduction. The balance of the reduction was primarily attributable to weaker demand for aerospace, power generation and automotive-related products, weaker demand for certain telecommunication products because of the general industry slowdown and due to the combined effect of SAB 101 and the change in terms of sale during 2001 ($9.7 million). Partially offsetting those factors, EPG experienced stronger demand in the nuclear fuel channels and various consumer product markets. Income was $10.5 million in fiscal 2002 compared to $15.7 million in fiscal 2001.  Lower labor and benefit costs due to approximately 300 fewer employees and the elimination of goodwill amortization pursuant to the adoption of SFAS 142 ($1.1 million) during fiscal 2002 partially offset the net sales revenue decline, $3.0 million of which was attributable to the combined effect of SAB 101 and the change in terms of sale during 2001.

Net Pension Credit:

The net pension credit represents the income relating to our overfunded defined benefit pension plan (“GRP Plan”) less an expense for our post retirement benefit plans and other underfunded defined benefit pension plans. The net pension credit was $17.1 million for fiscal 2002 versus $40.3 million in fiscal 2001.  The lower level of the net pension was due primarily to the equity markets’ investment losses during fiscal 2001. The excess of plan assets over the projected benefit obligation of the GRP Plan was $175.8 million at June 30, 2002.

Management’s Discussion of Cash Flow and Financial Condition

During fiscal 2003 and the prior two fiscal years, we maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Our cash from operations was $92.2 million for fiscal 2003 and $143.7 million a year ago. Inventories were $8.2 million lower in fiscal 2003 than a year ago.  From their peak in December 2000, inventories are now $122 million lower.  The days sales outstanding, including receivables outstanding under a receivables purchase facility, was reduced to 54 days in fiscal 2003 from 56 days a year ago.

Capital expenditures for plant, equipment and software were $8.5 million during fiscal 2003 versus $26.7 million for fiscal 2002.

As part of our debt refinancing strategy designed to enhance liquidity, we entered into a series of financing arrangements.  In August 2001, we issued $100 million of 10-year medium-term notes with a coupon of 7.625%.  We used the net proceeds from the sale of the notes to reduce the outstanding principal amount under our short-term revolving credit agreements.

In November 2001, we entered into a $125 million five-year unsecured credit facility (“Committed Facility”) and a $75 million 364-day unsecured credit facility (“364-day Facility”).  Borrowings under each of the facilities accrue at either a base rate or LIBOR plus applicable margin.  The facilities contain two financial covenants, a debt-to-capital test and an EBITDA-to-interest coverage test.  At June 30, 2003, we had approximately $165 million available under our various credit facilities.

In December 2001, Carpenter and CRS Funding Corp., a wholly owned consolidated Special Purpose Entity, entered into a $75 million three-year accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution.  In March 2003, we reduced this facility to $50 million.

Funds obtained under the Committed Facility, 364-day Facility and the Purchase Facility will be used for general corporate purposes.  Our ability to borrow under the Committed Facility and 364-Day Facility are governed by covenants, while the ability to sell receivables under the Purchase Facility are governed by certain receivable performance ratios.  Our ability to obtain funds under each of these facilities is not contingent upon us maintaining a minimum debt rating.  The applicable margin on borrowings under the Committed Facility and 364-Day Facility, however, is determined by our debt rating.  The Committed Facility, 364-Day Facility and the Purchase Facility replaced other credit facilities that were to mature between November 2001 and February 2002.

On September 3, 2002, we and our lenders amended our $125 million, five-year Committed Facility.  The amendment reduced the minimum coverage under the EBITDA-to-interest covenant for the trailing four quarter periods ending September 30, 2002, December 31, 2002 and March 31, 2003.  Thereafter, the covenant reverted to the original terms under the Committed Facility.

Also on September 3, 2002, we entered into a $75 million, 364-day unsecured credit facility which replaced the expiring 364-day Facility.  The terms and conditions of the new 364-day facility are essentially the same as those contained in our amended $125 million Committed Facility.

In May 2003, Carpenter issued $100 million of 10-year senior unsecured notes with a coupon of 6.625%. Proceeds from the sale of the notes were used to redeem approximately $90 million of Carpenter’s 9% debentures due 2022.  The refinancing eliminates a mandatory sinking fund requirement of $5 million annually between 2003 and 2021. The debentures were callable at a price of 103.82% plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a special charge of $4.5 million was recorded, including unamortized discount and debt issuance costs.

Based upon our current cash position and expected future liquidity needs, we did not renew the 364-day facility which expired on September 3, 2003.  We are in the process of increasing the Committed Facility from $125 million to at least $150 million.

For the years ended June 30, 2003, 2002 and 2001, interest cost totaled $31.1 million, $34.9 million and $41.1 million, of which $0.1 million, $0.3 million and $0.8 million, respectively, were capitalized as part of the cost of plant, equipment and software.

In the aggregate, we can borrow approximately $165.0 million under the above facilities as of June 30, 2003.

A component of our debt refinancing strategy is to maintain a certain level of floating rate debt relative to our fixed rate debt.  In order to achieve this targeted level, we use interest rate swaps.  These instruments will obligate us to pay a swap counterparty either a floating rate of interest in return for us receiving a fixed rate of interest or obligate us to pay a fixed rate of interest in return for us receiving a floating rate of interest.  At June 30, 2003 and 2002, we had entered into interest rate swaps with a notional principal amount of $86.0 million and $62.5 million, respectively.

As a result of our efforts to improve our working capital management, total net debt decreased $77.8 million in fiscal 2003 to $356.3 million or 42.7 percent of capital, versus

$434.1 million or 46.1 percent of capital at June 30, 2002.  Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because cash is expected to be used for debt repayment.  We expect to utilize free cash flow primarily to reduce outstanding debt, to the extent that it is available to pay down, to achieve our targeted debt to capital ratio of approximately 35%.

We believe that our present financial resources, both from internal and external sources, and without the increase to the Committed Facility, will be adequate to meet our foreseeable short-term and long-term liquidity needs.

Non-GAAP Financial Measures

The following tables provide additional information regarding certain non-GAAP financial measures.  Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

FREE CASH FLOW

	Year Ended June 30
	2003	2002	2001
Net cash provided from operations	$92.2	$143.7	$118.6
Net cash provided from (used for) investing activities	2.5	(23.1)	(35.2)
Net change in accounts receivable purchase facility	—	(10.0)	—
Dividends paid	(14.5)	(31.0)	(30.7)
Free cash flow	$80.2	$79.6	$52.7

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses and has chosen to apply to debt repayment.

NET DEBT

	June 30, 2003	June 30, 2002
Short-term debt	$17.1	$16.8
Current portion of long-term debt	0.1	50.2
Long-term debt, net of current portion	378.9	375.8
Total Debt	$396.1	$442.8
Accounts receivable purchase facility	10.0	10.0
Cash	(53.5)	(18.7)
Checks not cleared	3.7	—
Net Debt	$356.3	$434.1

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash is expected to be used for debt repayment until a targeted debt to capital ratio is achieved.

Critical Accounting Policies and Estimates:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to bad debts, customer claims, inventories, goodwill, intangible assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation, environmental liabilities, and derivative instruments and hedging activities.

We believe the following are our critical accounting policies impacting the preparation of our consolidated financial statements:

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We perform ongoing credit evaluation on our customers.  Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories are stated at the lower of cost or market.  The cost of inventories is determined primarily using the last-in, first-out (LIFO) method.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between our cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Our prepaid pension asset on the balance sheet is primarily a result of the overfunded status of Carpenter’s GRP Plan and the historical recording of pension credits on our consolidated statement of operations. The amount of the pension credit or expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as discount rate and long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates.  The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income.  The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index.  The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and, therefore, significantly impact the valuation of the assets in our pension trust.  Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities.  In fiscal 2004 the pension credit will change to a pension expense.  If the assumed long-term rate of return on plan assets was changed by 1 percent, the net pension expense would change by approximately $6.8 million.  If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $1.9 million.

Long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon estimated future discounted cash flows. We evaluate long-

lived assets for impairment by individual business unit.  Changes in estimated cash flows could have a significant impact on whether or not an asset is impaired and the amount of the impairment.

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated based upon discounted cash flow analysis and the use of market multiples.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable. Estimated liabilities are not discounted to present value, but estimated assets are measured on a discounted basis.

Our current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities, and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates.  These derivatives have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity.  We evaluate all derivative instruments each quarter to determine that they are highly effective.  Any ineffectiveness is recorded in our consolidated statement of operations.  If the anticipated future transactions are no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of operations.

Contractual Cash Obligations

At June 30, 2003, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter

Long-term debt	$378.9	$0.1	$40.3	$1.6	$0.3	$33.3	$303.3
Operating leases	33.8	7.8	6.6	5.4	4.5	3.9	5.6
Purchase commitments	90.6	90.6	—	—	—	—	—

Total contractual cash obligations	$503.3	$98.5	$46.9	$7.0	$4.8	$37.2	$308.9

We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $90.6 million, all of which relates to fiscal 2004.

In addition, we had $10.6 million of outstanding letters of credit as of June 30, 2003.

Market Sensitive Instruments and Risk Management

We use derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for our Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials by entering into commodity forward contracts and commodity price swaps on a portion of our requirements, which are effective hedges of the risk.

We use forwards and options to fix the price of a portion of anticipated future purchases of certain energy to offset the effects of changes in the costs of these commodities.

Fluctuations in foreign currency exchange rates could subject us to risk of losses on anticipated future cash flows from our foreign operations. Foreign currency forward contracts are used to hedge certain foreign exchange risk.

All hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

The status of our financial instruments as of June 30, 2003, is provided in note 9 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2003 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, (c) a 10 percent increase in our annual interest rate on short-term debt, our results of operations would not have been materially affected, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance would result in a decrease of investment income of $2.7 million after tax.

Contingencies

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us.  Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal 2003, an additional $1.75 million was accrued for one of our current operating facilities and for a manufacturing site of a former subsidiary of Talley Industries, Inc. Also related to the former Talley subsidiary site, a $2.25 million other asset was recorded as the fair value of land received as part of the settlement in a bankruptcy proceeding of a claim under an indemnification agreement.  No other accruals were made during fiscal 2003 or 2002. For fiscal 2001, the liability for environmental remediation costs was increased by $0.6 million, which was included in cost of sales. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2003, 2002 and 2001, were $6.8 million, $5.8 million and $8.0 million, respectively.  The estimated range at June 30, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.8 million and $11.3 million.

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

Other

We are also defending various claims and legal actions, and are subject to contingencies that are common to our operations. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on our financial position or results of operations and cash flows.

Future Outlook

Although economic conditions may remain challenging in fiscal 2004, we expect that our cost reduction and manufacturing improvement initiatives will continue to benefit our operating performance.  Based on current market conditions and excluding the non-cash pension expense, we expect that operating performance will continue to show improved year-over-year comparisons for the fiscal year ending June 30, 2004.  The operating improvement will be driven primarily by the cost reduction initiatives, as sales growth is expected to be modest due to the depressed aerospace and power generation markets.

In fiscal 2004, our net pension credit will change to an expense.  The net pension expense, which was actuarially determined on June 30, will be $18 million.  This will be a non-cash item, as the company is not required to make a cash contribution to its defined benefit pension plan.  The fiscal 2004 net pension expense primarily results from the accumulated effect of investment losses from more than two years of declining stock market returns.  The stock market performance coupled with the low interest rate environment resulted in a change of actuarial assumptions.  The changes included a reduction in the expected rate of return to 8.5% from 10.0% and a lowering of the discount rate to 6.0% from 7.25%, both of which had the effect of increasing the company’s net pension expense.

Forward-looking Statements

This Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K.  They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer durables, all of which are subject to changes in general economic and financial market conditions; 2) the ability of Carpenter to ensure adequate supplies of raw materials and to recoup increased costs of electricity, natural gas, and raw materials, such as nickel, through increased prices and surcharges; 3) domestic and foreign excess manufacturing capacity for certain metals that Carpenter produces; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain Carpenter products; 5) the degree of success of government trade actions; 6) fluctuations in stock markets which could impact the valuation of the assets in Carpenter’s pension trusts and the accounting for pension assets; 7) the potential cost advantages that new competitors or competitors who have reorganized through bankruptcy may have; 8) the transfer of manufacturing capacity from the United States to foreign countries; and 9) the consolidation of customers and suppliers. Any of these factors could have an adverse and/or fluctuating effect on our results of operations.  The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to Item 7 of this Annual Report on Form 10-K under the caption “Market Sensitive Instruments and Risk Management”.

Item 8.  Financial Statements and Supplementary Data

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

Carpenter maintains a strong system of internal controls, supported by a code of conduct, designed to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded for the preparation of financial information.  There are limits in all systems of internal controls, based on recognition that the cost of the system should not exceed the benefits to be derived.  We believe Carpenter’s system of internal controls provides this appropriate balance.  The system of internal controls and compliances are continually monitored by Carpenter’s internal audit staff.

The consolidated financial statements in this annual report have been audited by PricewaterhouseCoopers LLP, Independent Auditors, engaged by the Audit/Finance Committee of the Board of Directors. Their report appears on the next page.

The Audit/Finance Committee of the Board of Directors, composed of independent directors who are neither current nor former employees of Carpenter, meets regularly with management, Carpenter’s internal auditors and our independent auditors to consider audit results and to discuss significant internal control, auditing and financial reporting matters.  Both the independent auditors and internal auditors have unrestricted access to the Audit/Finance Committee.

/s/ Robert J. Torcolini
Robert J. Torcolini
Chairman, President and Chief Executive Officer

/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President - Finance and Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and

Stockholders of Carpenter Technology Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in note 1 to the consolidated financial statements, on July 1, 2001, Carpenter adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 3, 2003

Consolidated Statement of Operations

Carpenter Technology Corporation

For the years ended June 30, 2003, 2002 and 2001

(in millions, except per share data)	2003	2002	2001

Net sales	$871.1	$977.1	$1,324.1

Cost of sales	717.4	814.2	1,038.0
Gross profit	$153.7	$162.9	$286.1

Selling and administrative expenses	118.8	142.1	153.7
Special charge	30.6	—	36.0
Interest expense	31.0	34.6	40.3
Other income, net	(3.8)	(0.5)	(2.3)

(Loss) income before income taxes and cumulative effect of accounting changes	(22.9)	(13.3)	58.4
Income tax (benefit) expense	(12.0)	(7.3)	23.2

(Loss) income before cumulative effect of accounting changes	(10.9)	(6.0)	35.2

Cumulative effect of accounting changes, net of $9.4 million tax benefit in fiscal 2001	—	(112.3)	(14.1)

Net (loss) income	$(10.9)	$(118.3)	$21.1

Net (loss) earnings per common share:

Basic:
(Loss) earnings before cumulative effect of accounting changes	$(0.56)	$(0.35)	$1.52
Cumulative effect of accounting changes	—	(5.06)	(0.64)
Net (loss) earnings	$(0.56)	$(5.41)	$0.88

Diluted:
(Loss) earnings before cumulative effect of accounting changes	$(0.56)	$(0.35)	$1.50
Cumulative effect of accounting changes	—	(5.06)	(0.62)
Net (loss) earnings	$(0.56)	$(5.41)	$0.88

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Carpenter Technology Corporation

For the years ended June 30, 2003, 2002 and 2001

(in millions)	2003	2002	2001

OPERATIONS
Net (loss) income	$(10.9)	$(118.3)	$21.1
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation	53.3	56.5	55.6
Amortization	10.7	11.2	16.9
Goodwill impairment charge	—	112.3	—
Deferred income taxes	(14.7)	9.2	11.1
Net pension credit	(3.4)	(17.1)	(40.3)
Net loss (gain) on asset disposals	0.2	4.4	(1.5)
Special charge (non-cash)	24.6	—	37.6
Changes in assets and liabilities:
Receivables	18.7	50.5	(7.2)
Net change in accounts receivable purchase facility	—	10.0	—
Inventories	8.2	51.2	27.8
Other current assets	9.8	(10.2)	1.1
Accounts payable	(11.7)	(5.5)	(15.0)
Accrued current liabilities	(2.2)	(3.1)	2.2
Income tax refund	18.3	9.0	11.1
Other, net	(8.7)	(16.4)	(1.9)
Net cash provided from operations	92.2	143.7	118.6
INVESTING ACTIVITIES
Purchases of plant, equipment and software	(8.5)	(26.7)	(50.5)
Proceeds from disposals of plant and equipment	2.5	0.6	15.3
Proceeds from sales of businesses	8.5	3.0	—
Net cash provided from (used for) investing activities	2.5	(23.1)	(35.2)
FINANCING ACTIVITIES
Net change in short-term debt	(1.7)	(154.4)	(49.3)
Net proceeds from issuance of long-term debt	98.0	98.3	—
Payments on long-term debt	(145.8)	(25.6)	(10.6)
Checks not cleared	3.7	—	—
Dividends paid	(14.5)	(31.0)	(30.7)
Proceeds from issuance of common stock	—	3.0	5.5
Net cash used for financing activities	(60.3)	(109.7)	(85.1)
Effect of exchange rate changes on cash and cash equivalents	0.4	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34.8	10.9	(1.7)
Cash and cash equivalents at beginning of year	18.7	7.8	9.5
Cash and cash equivalents at end of year	$53.5	$18.7	$7.8

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

Carpenter Technology Corporation

June 30, 2003 and 2002

(in millions, except share data)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$53.5	$18.7
Accounts receivable, net of allowance for doubtful accounts of $3.2 and $2.6 at June 30, 2003 and 2002, respectively	113.8	133.7
Inventories	180.9	190.0
Other current assets	21.1	33.5
Total current assets	369.3	375.9
Property, plant and equipment, net	651.7	713.1
Prepaid pension cost	253.7	255.9
Goodwill	46.3	46.3
Trademarks and trade names, net	25.4	26.4
Other assets	53.5	61.9
Total assets	$1,399.9	$1,479.5

LIABILITIES
Current liabilities:
Short-term debt	$17.1	$16.8
Current portion of long-term debt	0.1	50.2
Accounts payable	68.2	76.8
Accrued liabilities	60.2	61.1
Deferred income taxes	4.3	5.9
Total current liabilities	149.9	210.8
Long-term debt, net of current portion	378.9	375.8
Accrued postretirement benefits	182.4	167.8
Deferred income taxes	166.7	182.3
Other liabilities	47.4	34.5
Total liabilities	925.3	971.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock - authorized 2,000,000 shares	10.2	24.4
Common stock – authorized 100,000,000 shares; issued 23,451,719 shares and 23,450,019 shares at June 30, 2003 and 2002, respectively	117.3	117.3
Capital in excess of par value – common stock	199.8	200.1
Reinvested earnings	203.7	229.0
Common stock in treasury (1,114,849 shares and 1,104,295 shares at June 30, 2003 and 2002, respectively), at cost	(38.3)	(38.3)
Deferred compensation	(3.8)	(11.7)
Accumulated other comprehensive loss	(14.3)	(12.5)
Total stockholders’ equity	474.6	508.3
Total liabilities and stockholders’ equity	$1,399.9	$1,479.5

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the years ended June 30, 2003, 2002 and 2001

		Common Stock
(in millions, except per share data)	Convertible Preferred Stock Par Value of $5	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Deferred Compen- sation	Accumulated Other Comp. Loss	Total Stock- holders’ Equity

Balances at June 30, 2000	$26.0	$115.4	$192.2	$388.0	$(38.4)	$(14.1)	$(15.5)	$653.6
Net income				21.1				21.1
Cash dividends:
Common @ $1.32 per share				(29.1)				(29.1)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised		0.8	3.1					3.9
Other	(0.6)	0.1	1.4			1.0	(1.2)	0.7
Balances at June 30, 2001	$25.4	$116.3	$196.7	$378.4	$(38.4)	$(13.1)	$(16.7)	$648.6
Net (loss)				(118.3)				(118.3)
Cash dividends:
Common @ $1.32 per share				(29.2)				(29.2)
Preferred @ $5,362.50 per share				(1.9)				(1.9)
Stock options exercised		0.7	2.3					3.0
Other	(1.0)	0.3	1.1		0.1	1.4	4.2	6.1
Balances at June 30, 2002	$24.4	$117.3	$200.1	$229.0	$(38.3)	$(11.7)	$(12.5)	$508.3
Net (loss)				(10.9)				(10.9)
Cash dividends:
Common @ $0.5775 per share				(12.8)				(12.8)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised								—
Minimum pension liability, net of tax							(1.5)	(1.5)
Record guarantee by Carpenter in non-current liabilities	(12.0)					4.4		(7.6)
Other	(2.2)		(0.3)			3.5	(0.3)	0.7
Balances at June 30, 2003	$10.2	$117.3	$199.8	$203.7	$(38.3)	$(3.8)	$(14.3)	$474.6

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the years ended June 30, 2003, 2002 and 2001

		Common Shares
	Preferred Shares Issued	Issued	Treasury	Net Outstanding
Balances at June 30, 2000	413.1	23,071,635	(1,107,200)	21,964,435
Stock options exercised		154,230		154,230

Other	(9.1)	41,654	(1,047)	40,607
Balances at June 30, 2001	404.0	23,267,519	(1,108,247)	22,159,272
Stock options exercised		144,900		144,900

Other	(15.6)	37,600	3,952	41,552
Balances at June 30, 2002	388.4	23,450,019	(1,104,295)	22,345,724
Stock options exercised		1,200		1,200

Other	(34.8)	500	(10,554)	(10,054)
Balances at June 30, 2003	353.6	23,451,719	(1,114,849)	22,336,870

Consolidated Statement of Comprehensive (Loss) Income

Carpenter Technology Corporation

For the years ended June 30, 2003, 2002 and 2001

(in millions)	2003	2002	2001
Net (loss) income	$(10.9)	$(118.3)	$21.1
Cumulative effect of change in accounting principle for derivatives and hedging activities (SFAS 133), net of tax	—	—	0.8
Net (losses) gains on derivative instruments, net of tax	(2.4)	4.0	(2.3)
Minimum pension liability, net of tax	(1.5)	—	—
Unrealized loss on investment, net of tax	—	—	(0.1)
Foreign currency translation, net of tax	2.1	0.2	0.4
Comprehensive (loss) income	$(12.7)	$(114.1)	$19.9

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Summary of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for on the equity method of accounting and Carpenter’s share of their income or loss is included in other income, net in the consolidated statement of operations.

Revenue Recognition - Revenue, net of related discounts and allowances, is recognized when product is shipped and title and risk of loss has transferred to the customer.

Freight and Handling Fees and Costs - Freight and handling costs billed separately to customers are included as part of sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statement of operations.

Overhaul Costs - Major maintenance costs incurred during scheduled plant shutdowns are capitalized when incurred and amortized over the period until the next scheduled shutdown, which is generally within the same fiscal year.

Research and Development - Research and development expenditures, which amounted to $11.7, $12.9 and $14.7 million in fiscal 2003, 2002 and 2001, respectively, are expensed as incurred and reported in selling and administrative expenses in the Consolidated Statement of Operations. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

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

Fixed Assets and Depreciation - Fixed assets are stated at historical cost less accumulated depreciation.  Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in other income, net in the consolidated statement of operations.

Computer Software and Amortization - Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 10 years.

Goodwill – Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost.

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated based upon discounted cash flow analysis and the use of market multiples.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Trademarks and Trade Names - The costs of trademarks and trade names are amortized on a straight-line basis over the 30 year estimated useful life of these finite-lived assets.

Impairment of Long-Lived Assets - Long-lived assets, including property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows.  The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

Environmental Expenditures - Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable. Estimated liabilities are not discounted to present value, but estimated assets are measured on a discounted basis.

Derivative Financial Instruments – All derivative instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or comprehensive income. Carpenter enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, Carpenter utilizes interest rate swaps to convert floating rate debt to fixed rate, or to convert fixed rate debt to floating rate.

Foreign Currency Translation - Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are recorded each period in other comprehensive income (loss) until the foreign entity is sold or liquidated.

Deferred Income Taxes – Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of Carpenter’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Earnings per Share – Basic earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed exercise of all dilutive stock options at the end of the period.

Litigation – Periodically, Carpenter and its subsidiaries are parties to lawsuits arising out of the normal course of business. Carpenter records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time.

Stock-Based Compensation - As of June 30, 2003, Carpenter has three stock-based employee compensation plans, which are described in detail in Note 15. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share if Carpenter had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(in millions, except per share data)	2003	2002	2001

Net (loss) income as reported	$(10.9)	$(118.3)	$21.1
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1.1)	(2.7)	(0.8)
Pro forma net (loss) income	$(12.0)	$(121.0)	$20.3

(Loss) earnings per share:
Basic – as reported	$(0.56)	$(5.41)	$0.88
Basic – pro forma	$(0.61)	$(5.53)	$0.84

Diluted – as reported	$(0.56)	$(5.41)	$0.88
Diluted – pro forma	$(0.61)	$(5.53)	$0.84

These pro forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1996. A summary of the assumptions and data used in these calculations follows:

	2003	2002	2001

Weighted average exercise price of options exercisable	$31.41	$33.67	$33.65
Weighted average fair value per share of options	$3.08	$5.15	$7.09
Fair value assumptions:
Risk-free interest rate	2.7%	4.3%	4.9%
Expected volatility	34.0%	36.1%	32.7%
Expected life of options	5 years	5 years	5 years
Expected dividends	2.9%	5.9%	4.4%

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

Accounting Changes - In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, and are tested for impairment at least annually.  Carpenter elected early implementation of SFAS 142 in fiscal 2002.  Carpenter recorded a charge of $112.3 million ($5.06 per diluted share) to reduce the carrying value of its goodwill as of the beginning of fiscal 2002.  The charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.  For additional discussion on the impact of adopting SFAS 142, see Note 6 to the consolidated financial statements.

Effective July 1, 2000, Carpenter changed its method of accounting for revenue recognition in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”.  Carpenter’s standard terms of sale for most of its sales included a provision that title to the goods was retained as a security interest until payment was received, even though the risks and benefits of ownership were passed to the customer at the time of shipment.  Under SAB 101, except for certain foreign subsidiaries, revenue cannot be recognized until title passes to the customer, which in Carpenter’s case was when payment was received.

On April 1, 2001, Carpenter changed its terms of sale to eliminate the retention of a security interest; so that revenue is recognized when product is shipped.  The combined effect of SAB 101 and the change in terms of sale increased fiscal 2001 sales by $138.0 million and income before cumulative effect of accounting change by $14.1 million, net of $9.4 million of tax.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Carpenter adopted the initial recognition and initial measurement provisions effective January 1, 2003 and adopted the disclosure requirements of FIN 45 during the six months ended December 31, 2002. The adoption of FIN 45 had no material affect on the Company’s results of operations, financial position or cash flows.

In January 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation  – Transition and Disclosure” which amends SFAS 123, “Accounting for Stock-Based Compensation”.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Carpenter adopted the disclosure requirements effective January 1, 2003.  The adoption of SFAS 148 had no material affect on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, for the hedging activities within the scope of SFAS 133.  The standard is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30.  The guidance, with certain exceptions, is to be applied prospectively.  The Company does not believe that the adoption of SFAS 149 will have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company does not believe that the adoption of SFAS 150 will have a material effect on its consolidated results of operations or financial position.

2.              Earnings (Loss) Per Common Share

The calculations of earnings (loss) per share for the years ended June 30, 2003, 2002 and 2001 are shown below.  No calculations are presented for the diluted losses per share for fiscal 2003 or 2002 since the assumed conversion of preferred shares and the assumed exercise of stock options would be anti-dilutive.

(in millions, except per share data)	2003	2002	2001
Basic EPS:
(Loss) income before cumulative effect of accounting changes	$(10.9)	$(6.0)	$35.2
Dividends accrued on convertible preferred stock, net of tax benefits	(1.6)	(1.8)	(1.7)
(Loss) earnings available to common stockholders	(12.5)	(7.8)	33.5
Cumulative effect of accounting changes	—	(112.3)	(14.1)
Net (loss) income available for common stockholders	$(12.5)	$(120.1)	$19.4
Weighted average common shares outstanding	22.3	22.2	22.0
(Loss) earnings per share before cumulative effect of accounting changes	$(0.56)	$(0.35)	$1.52
Cumulative effect of accounting changes per share	—	(5.06)	(0.64)
Basic net (loss) earnings per share	$(0.56)	$(5.41)	$0.88

Diluted EPS:
Income before cumulative effect of accounting change			$35.2
Assumed shortfall between common and preferred dividends			(0.7)
Earnings available for common stockholders			34.5
Cumulative effect of accounting change			(14.1)
Net income available for common stockholders			$20.4
Weighted average common shares outstanding			22.0
Assumed conversion of preferred shares			0.8
Effect of shares issuable under stock option plans			0.1
Adjusted weighted average common shares			22.9
(Loss) earnings per share before cumulative effect of accounting changes	$(0.56)	$(0.35)	$1.50
Cumulative effect of accounting changes per share	—	(5.06)	(0.62)
Diluted net (loss) earnings per share	$(0.56)	$(5.41)	$0.88

In fiscal 2001, 1.4 million stock options were excluded from the computation of diluted earnings per share because the exercise prices of the then outstanding options were above the average market price for the related periods.

3.              Special Charge

Fiscal Year 2003

During fiscal 2003, Carpenter incurred a special charge of $30.6 million before taxes. These charges were incurred as part of the Company’s strategy to reduce costs and improve operational effectiveness.  The components of this special charge are indicated below.

(in millions)	Cash	Non-Cash	Total

Reductions in workforce	$2.5	$14.9	$17.4
Pension plan curtailment loss	—	6.7	6.7
Loss on early retirement of debt	3.5	1.0	4.5
Writedown of certain assets	—	2.0	2.0
Special charge	$6.0	$24.6	$30.6

•               Reductions in workforce:  This item represents the elimination of approximately 500 salaried and hourly positions, which were substantially complete as of December 31, 2002. The charge of $17.4 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $14.9 million of the charge will be paid from the Company’s qualified pension plan and did not impact the Company’s operating cash flow and is, therefore, considered non-cash.  This portion of the special charge reduced prepaid pension cost on the consolidated balance sheet.

•               Curtailment loss of $6.7 million:  This item is related to the effects of the above workforce reduction on the qualified pension plan. The curtailment loss is comprised of increases to the projected benefit obligations and a recognition of related prior service costs.  As a result of this charge, prepaid pension cost on the consolidated balance sheet has been correspondingly reduced by $6.7 million.

•                  Loss on early redemption of debt:  In May 2003, Carpenter issued $100 million of 10-year senior unsecured notes with a coupon of 6.625%. Proceeds from the sale of the notes were used to redeem approximately $90 million of Carpenter’s 9% debentures due 2022, which had a mandatory sinking fund requirement of $5 million annually between 2003 and 2021. The debentures were callable at a price of 103.82% plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a special charge of $4.5 million was recorded including approximately $1.0 million related to the recognition of unamortized discount and issue costs.

•               Writedown of $2.0 million of certain assets reclassified as held-for-sale:  Assets held-for-sale are included with other current assets on the consolidated balance sheet and are included in Corporate Assets in the segment data. Prior to the writedown, the net book value of these assets was $5.2 million. Primarily all of these assets were sold during fiscal year 2003. As of September 30, 2002, depreciation on these assets ceased.

Fiscal Year 2001

During the fourth quarter of fiscal 2001, Carpenter incurred a special charge of $37.6 million before taxes that was recognized in the consolidated statement of operations as a separate $36.0 million special charge, an addition to cost of sales of $1.2 million as a result of a writedown of inventory and an addition to selling and administrative expenses of $0.4 million due to a writedown of accounts receivable.  The components of this special charge are indicated below.

(in millions)	Cash	Non-Cash	Total

Writedown of certain Engineered Products Group assets
Long-lived assets	$—	$15.7	$15.7
Inventory	—	1.2	1.2
Other current and non-current assets	—	1.0	1.0
Exit costs	—	1.0	1.0
Accounts receivable	—	0.4	0.4
Reductions in workforce	2.3	6.8	9.1
Writeoff of Specialty Alloys Operations construction in progress	—	1.7	1.7
Bridgeport settlement agreement	—	7.5	7.5
Special charge	$2.3	$35.3	$37.6

•                  Due to the pending divestiture of four Engineered Products Group (EPG) business units that were considered non-strategic, the Company recorded a charge of $19.3 million, consisting of $15.7 million in writedowns of long-lived assets, $1.2 million in writedowns of inventory, $0.4 million in writedowns of accounts receivable, $1.0 million in writedowns of other current and non current assets, and $1.0 million for related exit costs. The $15.7 million writedown of long-lived assets consisted of machinery and equipment - $9.2 million (book value prior to writedown of $12.7 million), buildings - $2.1 million (book value prior to writedown of $2.5 million), land - $0.3 million (book value prior to writedown of $0.3 million), and goodwill - $4.1 million (book value prior to writedown of $4.1 million). The book value of other current and non current assets prior to the writedown was $1.1 million. These business units had combined fiscal 2001 annual sales and a net operating loss (before the special charge) of $25.0 million and $3.0 million, respectively.  Operating results of these EPG business units were immaterial for fiscal years 2003 and 2002.  As of June 30, 2003, all four of the EPG business units have been sold—one in October 2001, the second in January 2002 and the remaining two during fiscal year 2003.

•                  Carpenter implemented a reduction in its workforce of approximately 100 salaried positions as a result of the realignment of Specialty Alloys Operations (SAO) and Corporate staff. As of June 30, 2002, this workforce reduction was complete. The charge of $9.1 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items.  Of this charge, $6.8 million will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced prepaid pension cost on the consolidated balance sheet. There was also a $1.7 million charge to writeoff certain SAO construction in progress due to the decision in the fourth quarter of fiscal 2001 to discontinue a capital project.

•                  Carpenter incurred a non-cash charge of $7.5 million before taxes as a result of a May 2001 settlement agreement reached with the City of Bridgeport, Connecticut and the Bridgeport Port Authority in connection with the disposal of Carpenter’s former steel mill property in Bridgeport.  Under the settlement agreement, Carpenter received $9.25 million and retained responsibility for an existing oil deposit on the property, except to the extent the oil deposit is disturbed by the City of Bridgeport or the Bridgeport Port Authority or a third party acting on their behalf to develop the site.

The major components of the fiscal 2003 and fiscal 2001 special charges and the remaining outstanding balances at June 30, 2003, 2002 and 2001 are as follows:

	Termination Benefits	Curtailment Loss	Early Debt Retirement Costs	Asset Writedowns	Total

Special Charge	$9.1	$—	$—	$28.5	$37.6
Transfers against assets	(6.8)	—	—	(28.5)	(35.3)
June 30, 2001	2.3	—	—	—	2.3

Payments	(2.3)	—	—	—	(2.3)
June 30, 2002	—	—	—	—	—

Special Charge	17.4	6.7	4.5	2.0	30.6
Payments	(2.5)	—	(3.5)	—	(6.0)
Transfers against assets	(14.9)	(6.7)	(1.0)	(2.0)	(24.6)
June 30, 2003	$—	$—	$—	$—	$—

4.              Inventories

	June 30
(in millions)	2003	2002
Raw materials and supplies	$30.7	$29.1
Work in process	87.3	90.1
Finished and purchased products	62.9	70.8
	$180.9	$190.0

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $118.6 and $109.0 million higher as of June 30, 2003 and 2002, respectively.  Current cost of LIFO-valued inventories was $249.9 million at June 30, 2003 and $233.9 million at June 30, 2002.  The reductions in LIFO-valued inventories increased cost of sales by $0.4 million and $9.0 million before taxes during fiscal 2003 and 2002, respectively.  In fiscal 2001, the reductions in LIFO-valued inventories decreased cost of sales by $0.7 million before taxes.

5.              Property, Plant and Equipment

	June 30
(in millions)	2003	2002
Land	$6.4	$7.5
Buildings and building equipment	234.5	236.3
Machinery and equipment	1,096.8	1,102.2
Construction in progress	5.9	8.9
Total at cost	1,343.6	1,354.9
Less accumulated depreciation and amortization	691.9	641.8
	$651.7	$713.1

The estimated useful lives of depreciable assets are as follows:

Land improvements	20 years
Buildings and building equipment	20 – 45 years
Machinery and equipment	5 – 30 years
Autos and trucks	3 – 6 years
Office furniture and equipment	3 – 10 years

6.                                      Goodwill and Trademarks and Tradenames, Net

Goodwill

In connection with Carpenter’s adoption of SFAS 142 on July 1, 2001, Carpenter reviewed the classification of its goodwill and other intangible assets, reassessed the useful lives previously assigned to other intangible assets, and discontinued amortization of goodwill. Carpenter also tested goodwill for impairment by comparing fair values of the reporting units to their carrying values as of July 1, 2001. As a result of this comparison, a $112.3 million impairment charge was recorded as of July 1, 2001.

Carpenter conducted its annual impairment review during the fourth quarter of 2003 and 2002 and determined that there was no additional goodwill impairment.

The changes in the carrying amount of goodwill by reportable segment for the years ended June 30, 2003 and 2002 are as follows:

(in millions)	Specialty Metals Segment	Engineered Products Segment	Total

Balance as of June 30, 2001	$150.0	$11.7	$161.7

Decrease due to a change in estimate relating to the realization of certain tax assets for a previously acquired company	(2.8)	—	(2.8)

Impairment charge	(112.3)	—	(112.3)

Other	(0.3)	—	(0.3)

Balance as of June 30, 2002	$34.6	$11.7	$46.3

Balance as of June 30, 2003	$34.6	$11.7	$46.3

The $112.3 million transitional impairment charge or $5.06 per diluted share was recognized as a cumulative effect of an accounting change as of the beginning of fiscal 2002.  Fair value of the reporting units was estimated on July 1, 2001 based upon discounted cash flow analyses and the use of market multiples.  The fair value of certain reporting units was less than their carrying value.

Also, effective July 1, 2001 goodwill was no longer amortized. The total amount of goodwill amortization recorded by Carpenter in fiscal 2001 was $6.7 million. Had amortization not been recorded for any period presented, net income and earnings per share would have been as follows.

(in millions, except per share data)	2003	2002	2001

Reported net (loss) income	$(10.9)	$(118.3)	$21.1
Add back: Goodwill amortization	—	—	6.7
Adjusted net (loss) income	$(10.9)	$(118.3)	$27.8

Basic (loss) earnings per share:
Reported net (loss) earnings	$(0.56)	$(5.41)	$0.88
Goodwill amortization	—	—	0.29
Adjusted net (loss) earnings	$(0.56)	$(5.41)	$1.17

Diluted (loss) earnings per share:
Reported net (loss) earnings	$(0.56)	$(5.41)	$0.88
Goodwill amortization	—	—	0.28
Adjusted net (loss) earnings	$(0.56)	$(5.41)	$1.16

Trademarks and Tradenames, Net

	June 30,
	2003	2002
	(in millions)
Trademarks and tradenames, at cost	$32.0	$32.0
Less accumulated amortization	6.6	5.6
Trademarks and tradenames, net	$25.4	$26.4

Carpenter recorded $1.0 million of amortization expense in fiscal years 2003, 2002 and 2001.  The estimated annual amortization expense for each of the succeeding five fiscal years is $1.0 million.

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

In November 2001, Carpenter entered into a $125 million five-year unsecured credit facility (“Committed Facility”) and a $75 million 364-day unsecured credit facility (“364-day Facility”).  Borrowings under each of the facilities accrue at either a base rate or LIBOR plus applicable margin.  The facilities contain two financial covenants, a debt-to-capital test and an EBITDA-to-interest coverage test.  At June 30, 2003, the Company had no amounts outstanding under its Committed Facility, and $10.6 million of outstanding letters of credit.  At June 30, 2003, the Company had $17.0 million outstanding on its 364-day Facility.

On September 3, 2002, Carpenter and its lenders amended the Committed Facility.  The amendment reduced the minimum coverage under the EBITDA-to-interest covenant for the trailing four quarterly periods ended September 30, 2002, December 31, 2002 and March 31, 2003.  Thereafter, the covenant reverted to the original terms under the Committed Facility.

Also on September 3, 2002, the Company entered into a $75 million, 364-day unsecured credit facility which replaced the expiring 364-day Facility.  The terms and conditions of the new 364-day facility are essentially the same as those contained in the Company’s amended Committed Facility.

In May 2003, Carpenter issued $100 million of 10-year senior unsecured notes with a coupon of 6.625%. Proceeds from the sale of the notes were used to redeem approximately $90 million of Carpenter’s 9% debentures due 2022.  The refinancing eliminates a mandatory sinking fund requirement of $5 million annually between 2003 and 2021. The debentures were callable at a price of 103.82% plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a special charge of $4.5 million was recorded, including unamortized discount and debt issuance costs.  In addition, Carpenter paid $1.1 million in fees associated with the debt issuance.

Based upon its current cash position and expected future liquidity needs, Carpenter did not renew the 364-day facility which expired on September 3, 2003.

For the years ended June 30, 2003, 2002 and 2001, interest cost totaled $31.1 million, $34.9 million and $41.1 million, of which $0.1 million, $0.3 million and $0.8 million, respectively, were capitalized as part of the cost of plant, equipment and software.

The weighted average interest rates for short-term borrowings during fiscal 2003, 2002 and 2001 were 5.7 percent, 3.3 percent and 6.2 percent, respectively.

Long-term debt outstanding at June 30, 2003 and 2002, consists of the following:

	June 30
(in millions)	2003	2002
Senior unsecured notes, 6.625% due May 2013	$99.1	$—
Medium-term notes, Series B at 6.28% to 7.10% due from April 2003 to 2018 (face value of $152.0 million at June 30, 2003)	156.6	198.0
9% Sinking fund debentures due 2022, callable beginning in March 2002 at 104.2%	—	99.7
Medium-term notes, Series C at 7.625% due 2011 (face value of $99.5 million at June 30, 2003)	101.9	99.5
Medium-term notes, Series A at 6.95% due June 2005	20.0	20.0
Other	1.4	8.8
Total	379.0	426.0
Less amounts due within one year	0.1	50.2
Long-term debt, net of current portion	378.9	$375.8

A portion of the Series B and C notes are associated with the fixed to floating interest rate swaps.  Therefore, the carrying value of the debt has been adjusted to reflect the underlying value of the swaps in accordance with fair value hedge accounting (see note 9).

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2004, are $40.3 million in fiscal 2005, $1.6 million in fiscal 2006, $0.3 million in fiscal 2007 and $33.3 million in fiscal 2008.

8.                                      Accounts Receivable Purchase Facility

In December 2001, Carpenter entered into a $75 million three-year accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution.  In March 2003, Carpenter reduced this facility to $50 million.  Pursuant to the terms of the Purchase Facility, Carpenter sells a participating interest in certain accounts receivable to the independent financial institution. These transactions are treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

During 2002, Carpenter sold a participating interest of $10.0 million to the independent financial institution. Carpenter used the cash received from the sale to pay down debt. Total fiscal 2003 and 2002 expenses relating to the Purchase Facility were $0.3 million and $0.4 million, respectively.

9.                                      Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30
	2003		2002
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$53.5	$53.5	$18.7	$18.7
Company-owned life insurance	$20.5	$20.5	$26.8	$26.8
Short-term debt	$17.1	$17.1	$16.8	$16.8
Long-term debt	$379.0	$388.7	$426.0	$430.0

Commodity forwards and options	$5.4	$5.4	$8.0	$8.0
Foreign currency forwards and options	$(2.0)	$(2.0)	$(2.6)	$(2.6)
Interest rate swaps and Treasury locks	$6.5	$6.5	$0.6	$0.6

The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short-term maturities of these instruments. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2003 and 2002 were determined by using current interest rates.

The Company formally documents all relationships between its hedging instruments and hedged items, as well as its risk management objective and strategy for establishing various hedge relationships.  The Company formally assesses, both at the inception of the hedge and on an on-going basis, whether each derivative instrument is highly effective in offsetting changes in the fair values or cash flows of hedged items.

Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks.  These strategies are:

•                  The use of commodity forwards and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities.

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

The Company has designated commodity forwards and options, foreign currency forwards and options and floating to fixed interest rate swaps as cash flow hedges of anticipated commodity transactions, anticipated foreign exchange transactions and scheduled interest payments, respectively.  Fair values for outstanding derivative instruments that are designated as cash flow hedges are accumulated in other comprehensive income in stockholders’ equity.  The fair values are released to earnings when the related hedged items impact earnings.  Amounts reclassified to the consolidated statement of operations are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign currency hedges).  If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the consolidated statement of operations.  No amounts were reclassified to earnings during 2003 and 2001.  During 2002, net gains of $0.2 million were reclassified from other comprehensive income to earnings for anticipated purchase transactions that were no longer expected to occur.  The changes in other accumulated other comprehensive income associated with derivative hedging activities during the year ended June 30, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance at July 1	$2.5	$(1.5)	$—
Cumulative adjustment to adopt SFAS 133	—	—	0.8
Current period changes in fair value, net of tax	4.3	3.0	(0.3)
Reclassifications to earnings, net of tax	(6.8)	1.0	(2.0)
Balance at June 30	$—	$2.5	$(1.5)

The company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the statement of operations. The fair value of the Company’s interest rate swap agreements classified as fair value hedges was $7.0 million at June 30, 2003 and are included in other assets on the consolidated balance sheet. All existing fair value hedges are highly effective. As a result, there is no impact to earnings due to hedge ineffectiveness.

The hedges of intercompany receivables denominated in foreign currencies do not qualify for hedge accounting; therefore the hedges are marked to market on a quarterly basis and any gains or losses are recorded within other income on the consolidated statement of operations.  All unrealized gains or losses on intercompany receivables denominated in foreign currencies are recorded in other income, net each quarter.

Cash flow and fair value hedges at June 30, 2003 have various settlement dates, the latest of which is an August 2011 interest rate swap.  Most of the interest rate swaps contain a put feature whereby the Company can put the swap back to the counterparty or the counterparty can put the swap back to the Company on the fifth anniversary date of the interest rate swap.

During the year ended June 30, 2002, unrealized net gains totaling $1.1 million after taxes were recorded in other comprehensive income (loss), and $2.9 million of expenses (net of tax benefits) were reclassified from other comprehensive income (loss) to the consolidated statement of operations including $0.2 million of net gains for anticipated raw material purchase transactions which were no longer expected to occur. Any ineffectiveness is recorded in the consolidated statement of operations.  The ineffectiveness for existing derivative instruments for the years ended June 30, 2003, 2002 and 2001 was immaterial.

As of June 30, 2003, $0.05 million after taxes of net gains from derivative instruments was included in accumulated other comprehensive income (loss) of which $1.1 million after taxes is expected to be reclassified to the consolidated statement of operations within one year.

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

10.                               Accrued Liabilities

	June 30
(in millions)	2003	2002
Compensation	$13.5	$16.3
Employee benefits	13.3	12.6
Income taxes	6.1	—
Interest	5.4	8.6
Derivative financial instruments	2.4	3.2
Taxes, other than income	2.4	2.1
Environmental costs	2.0	1.4
Other	15.1	16.9
	$60.2	$61.1

11.                               Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans and postretirement benefit plans to certain of its employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

	Pension Plans		Other Postretirement Plans
(in millions)	2003	2002	2003	2002
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$602.9	$602.5	$206.8	$189.6
Service cost	14.5	15.4	2.4	2.4
Interest cost	42.2	43.3	15.1	13.6
Benefits paid	(62.3)	(44.6)	(10.7)	(13.9)
Actuarial loss	98.2	3.7	47.8	27.0
Plan curtailment	5.6	—	2.3	—
Special termination benefits (a)	14.7	(0.8)	0.2	—
Plan amendments	2.8	(16.6)	(59.6)	(11.9)
Projected benefit obligation at end of year	$718.6	$602.9	$204.3	$206.8
Change in plan assets
Fair value of plan assets at beginning of year	$754.4	$886.5	$36.9	$55.0
Actual return on plan assets	26.8	(90.2)	(1.7)	(4.2)
Benefits paid from plan assets	(62.3)	(44.6)	(10.7)	(13.9)
Contributions	2.6	2.7	—	—
Fair value of plan assets at end of year	$721.5	$754.4	$24.5	$36.9
Funded status of the plans	$2.9	$151.5	$(179.8)	$(169.9)
Unrecognized net loss	221.5	76.8	72.1	20.4
Unrecognized prior service cost (benefit)	8.1	6.4	(74.7)	(18.6)
Unrecognized transition obligation	0.1	0.1	—	—
Prepaid (accrued) benefit cost	$232.6	$234.8	$(182.4)	$(168.1)
Principal actuarial assumptions at June 30:
Discount rate	6.0%	7.25%	6.0%	7.25%
Long-term rate of compensation increase	3.5%	4.0%	—	—
Long-term rate of return on plan assets	8.5%	10.0%	8.5%	10.0%

(a)  Benefits provided to employees terminated as a result of a reduction in hourly and salaried work force.  See note 3 to the consolidated financial statements.

11.                               Pension and Other Postretirement Benefits (continued)

Pension and other postretirement plans included the following net credits and costs components:

	Pension Plans			Other Postretirement Plans
(in millions)	2003	2002	2001	2003	2002	2001

Service cost	$14.5	$15.4	$16.0	$2.4	$2.4	$2.6
Interest cost	42.2	43.3	43.4	15.1	13.6	13.5
Expected return on plan assets	(73.8)	(87.3)	(90.9)	(3.0)	(4.9)	(7.6)
Amortization of net gain	0.1	(1.3)	(13.8)	0.4	—	(2.5)
Amortization of prior service cost (benefit)	0.6	2.7	2.6	(1.9)	(1.0)	(0.7)
Amortization of transition asset	—	—	(2.9)	—	—	—
Net (credit) cost	$(16.4)	$(27.2)	$(45.6)	$13.0	$10.1	$5.3

For segment reporting (see note 19 to the consolidated financial statements), Carpenter reports separately the net pension credit which represents the income relating to Carpenter’s overfunded defined benefit pension plan less an expense for the post retirement benefit plans and other underfunded defined benefit pension plans.

Pension Plans

Carpenter has several underfunded plans that are included in the data presented above. As of June 30, 2003 and 2002, the projected benefit obligation of the underfunded plans was $26.7 million and $25.9 million, the total fair value of assets was $1.2 million and $1.6 million, and the accumulated benefit obligation was $24.6 million and $23.5 million, respectively.

Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $5.5 million in fiscal 2003, $7.2 million in fiscal 2002 and $7.4 million in fiscal 2001. There were 1,437,110 common shares reserved for issuance under the savings plans at June 30, 2003.

Other Postretirement Plans

The postretirement benefit plans consist of health care and life insurance plans. Beginning in June 1999, retired employees benefit payments are being paid by a Voluntary Employee Benefit Association (VEBA). Prior to 2002, Carpenter contributed discretionary amounts, which have not exceeded the amount deductible for tax purposes, into the VEBA. Plan assets are invested in trust-owned life insurance, which is invested in equity, fixed income and money market securities.  In 2003, the Company amended its post retirement medical plan to increase the deductible and coinsurance amounts and increase the retiree contributions required to purchase the medical coverage.

The assumed health care cost trend rate for fiscal 2004 is 10%, declining 2.5% per year to an ultimate rate of 5%, and is 7% for fiscal 2003 and 2002. The health care cost trend rate has a significant effect on the amounts reported. If the assumed health care cost trend rate was increased by 1 percent, the accumulated projected benefit obligation at June 30, 2003 would have increased by $12.9 million and the postretirement benefit expense for fiscal 2003 would have increased by $1.2 million. If the assumed health care cost trend rate was decreased by 1%, the accumulated projected benefit obligation at June 30, 2003 would have decreased by $12.2 million and the postretirement benefit expense for fiscal 2003 would have decreased by $1.1 million.

12.                               Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter.  Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation.  During fiscal 2003, an additional $1.75 million was accrued for one of our current operating facilities and for a manufacturing site of a former subsidiary of Talley Industries, Inc. Also related to the former Talley subsidiary site, a $2.25 million other asset was recorded as the fair value of land received as part of the settlement in a bankruptcy proceeding of a claim under an indemnification agreement.  No other accruals were made during fiscal 2003 or 2002. For fiscal 2001, the liability for environmental remediation costs was increased by $0.6 million, which was included in cost of sales. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2003, 2002 and 2001, were $6.8 million, $5.8 million and $8.0 million, respectively.  The estimated range at June 30, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.8 million and $11.3 million.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP’s. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter’s financial position, results of operations or cash flows.  However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses.  The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters.  The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements.  The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice.  Recourse may be available in limited situations against third parties from whom Carpenter purchased the businesses. As of June 30, 2003 there is approximately $2.0 million recorded related to these indemnifications.

Other

Carpenter also is defending various claims and legal actions, and is subject to contingencies that are common to its operations. The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total eventual liability will not ultimately have a material effect on Carpenter’s financial position, results of operations or cash flows.

Carpenter has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business.  The purchase commitments covered by these agreements aggregate approximately $90.6 million, all of which relates to fiscal 2004.

13.                               Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $11.4 million (net of sub-lease rental receipts), $12.0 million and $12.6 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Future minimum payments (net of sub-lease rental receipts) for noncancelable operating leases in effect at June 30, 2003 are:  $7.8 million in fiscal 2004; $6.6 million in fiscal 2005, $5.4 million in fiscal 2006; $4.5 million in fiscal 2007; $3.9 million in fiscal 2008; and $5.6 million thereafter.

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

1993 Plan:

The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. In October, 2000, the stockholders authorized an additional 1,800,000 shares to the plan for share awards. As of June 30, 2003 and 2002, 630,113 and 851,103 shares, respectively, were reserved for options and share awards which may be granted under this plan.

Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable generally after one year of employment following the date of grant, and will in all cases expire no more than ten years after the date of grant.  In 2003, the options granted by the Board become exercisable in equal annual increments over a three-year period.

Restricted stock awards outstanding vest from the date of grant to periods ranging principally from two to five years from the date of grant. When restricted shares are issued, deferred compensation is determined, and charged to expense over the vesting period. During fiscal 2003, 2002 and 2001, $1.5 million, $0.5 million and $0.2 million, respectively, were charged to expense for vested restricted shares.

Performance share awards are earned only if Carpenter achieves certain performance levels over a three-year period. The awards are payable at the discretion of the Board of Directors in either shares of common stock or cash and expensed over the three-year performance period.  Fiscal 2002 and 2001 included $0.3 million in each year for reversals of prior years’ accruals relating to performance shares. There were no reversals in fiscal 2003.

1982 Plan:

Under the 1982 plan, options were granted at the market value on the date of grant, were exercisable after one year of employment following the date of grant and expire ten years after grant. Since the 1982 Plan expired in June 1992, no options are outstanding.

1977 Plan:

Under the 1977 plan, which is still in effect, options are granted at the market value on the date of grant, are exercisable after one year of employment following the date of grant and expire ten years after grant.  At June 30, 2003 and 2002, 33,060 shares and 23,660 shares, respectively, were reserved for options which may be granted under the 1977 plan.

Carpenter has a stock-based compensation plan that provides for the granting of stock options and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 2003 and 2002, 138,659 and 209,000 shares, respectively, were reserved for options which may be granted under this plan.

Option Activity:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2000	2,076,284	$32.99
Granted	495,400	29.92
Exercised	(154,230)	24.79
Cancelled	(77,377)	33.68
Balance at June 30, 2001	2,340,077	$32.86
Granted	633,300	23.31
Exercised	(144,900)	21.15
Cancelled	(32,780)	32.25
Balance at June 30, 2002	2,795,697	$31.33
Granted	448,500	15.71
Exercised	(1,200)	19.69
Cancelled	(161,810)	29.46
Balance at June 30, 2003	3,081,187	$29.13

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at 06/30/03	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 06/30/03	Weighted Average Exercise Price
$ 19 - $30	1,776,602	7.99	$22.58	1,328,102	$24.89
$ 30 - $40	783,485	5.54	31.55	783,485	31.55
$ 40 - $51	521,100	4.53	47.84	521,100	47.83
	3,081,187		$29.13	2,632,687	$31.41

Of the options outstanding at June 30, 2003, 2,341,985 relate to the 1993 plan, 130,200 relate to the 1977 plan and 609,200 relate to the plan for non-employee Directors.

16.                               Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”). Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year 9.345% note which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

Principal and interest obligations on the note are satisfied by the ESOP as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $1.9 million in fiscal 2003, $1.8 million in fiscal 2002 and $1.7 million in fiscal 2001 to the ESOP.  Compensation expense related to the plan was $1.3 million in fiscal 2003, $1.4 million in fiscal 2002 and $1.5 million in fiscal 2001.

As of June 30, 2003, the ESOP held 353.6 shares of the convertible preferred stock, consisting of 230.9 allocated shares and 122.7 unallocated shares. Each preferred share is convertible into at least 2,000 shares of common stock. There are 707,229 common shares reserved for issuance under the ESOP at June 30, 2003. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. To the extent permitted by the ESOP and its trustee, the stock is redeemable at Carpenter’s option at $65,000 per share.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At June 30, 2003, $7.6 million was included in other noncurrent liabilities representing the amount that the actual common stock share value is below the guaranteed conversion share value. The $7.6 million was comprised of a reduction in convertible preferred stock of $12.0 million offset by a reduction in deferred compensation of $4.4 million.

17.                               Income Taxes

Provision (benefit) for income taxes consisted of the following:

(in millions)	2003	2002	2001
Current:
Federal	$(0.2)	$(18.1)	$6.0
State	0.3	(1.0)	2.4
Foreign	2.6	2.6	3.7
Deferred:
Federal	(12.8)	7.2	11.2
State	(1.9)	2.0	(0.1)
Foreign	—	—	—
	$(12.0)	$(7.3)	$23.2

The operating loss generated in fiscal 2003 was carried back to prior years, and the tax benefit was recorded as a current asset on the consolidated balance sheet.  The fiscal 2001 income tax benefit resulting from recording the cumulative effect on prior years due to the SAB 101 accounting change was $9.4 million.

The following is a reconciliation of the United States statutory federal income tax rate to the actual effective income tax rate:

(% of pre-tax (loss) income)	2003	2002	2001
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
Research and development credits	(10.0)	(12.0)	—
State income taxes, net of federal tax benefit	(6.1)	4.1	3.3
Foreign tax differential	0.5	3.0	(0.2)
Nontaxable income	(1.2)	(14.7)	(2.8)
Goodwill amortization	—	—	5.1
Goodwill writedown	—	—	4.1
Settlement of prior years’ tax issues	—	—	(4.8)
Other, net	(0.6)	(0.3)	—
Effective income tax rate	(52.4)%	(54.9)%	39.7%

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2003 and 2002:

(in millions)	2003	2002
Deferred tax liabilities:
Depreciation	$180.9	$172.3
Prepaid pension cost	104.2	96.6
Intangible assets	7.8	10.8
Inventories	8.4	11.5
Other	3.1	9.5
Total deferred tax liabilities	$304.4	$300.7

Deferred tax assets:
Postretirement provisions	$68.3	$67.0
Net operating loss carryforwards	28.2	6.6
Other reserve provisions	22.3	34.1
Tax credit carryforwards	18.2	6.8
Valuation allowance	(3.6)	(2.0)
Total deferred tax assets	$133.4	$112.5

Net deferred tax liability	$171.0	$188.2

As of June 30, 2003 and 2002, subsidiaries of the Company had available tax net operating losses that can be carried forward to future years.  The $28.2 million net operating loss caryforward in 2003 expires in 2022.  Of the $6.6 million net operating loss carryforward in 2002, $3.1 million expires in 2017 and the remaining $3.5 million is attributable to a foreign subsidiary that has an unlimited carry forward period.  The tax credit carryforward in 2003 consists of $15.9 million of Alternative Minimum Tax credits, which can be carried forward indefinitely, and $2.3 million of Research and Development credits.  The tax credit carryforward in 2002 represents Alternative Minimum Tax credits, which can be carried forward indefinitely.

At June 30, 2003, no provision has been made for U.S. federal and state income taxes on approximately $40.0 of foreign earnings, which are expected to be reinvested indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustment for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

18.                               Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	2003	2002	2001

Continued dumping and subsidy offset	$(2.8)	$(3.5)	$—
Interest income	(1.8)	(2.0)	(2.6)
Loss (gain) on writedowns and disposal of property, plant and equipment	1.1	4.4	(1.5)
Gain on sale of businesses	(0.9)	—	—
Foreign exchange loss	0.5	1.1	0.2
Writedown to market value of investments in life insurance policies	0.2	0.2	1.9
Other	(0.1)	(0.7)	(0.3)
	$(3.8)	$(0.5)	$(2.3)

19.                               Business Segments, Geographic and Product Data

Carpenter is organized in the following business units: Specialty Alloys Operations, Dynamet, Carpenter Powder Products, and Engineered Products.  For segment reporting, the Specialty Alloys Operations, Dynamet, and Carpenter Powder Products operating segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics.

Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from Carpenter’s production plants and its distribution network and through independent distributors.

Engineered Products includes structural ceramic products, ceramic cores for the casting industry, tubular metal products for nuclear and aerospace applications and custom shaped bar.

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies.

The net pension credit represents the income relating to Carpenter’s overfunded defined benefit pension plan less the expense for the post retirement benefit plans and the other underfunded defined benefit pension plans.  The net pension credit relates predominantly to the Specialty Metals segment.  The corporate costs primarily represent the unallocated portion of the operating costs of the finance, law and human resource departments as well as the corporate management staff.  The special charge is discussed in detail in note 3.  Of the total 2003 special charge, approximately $20.3, $1.0 and $4.8 million relate to the Specialty Metals segment, Engineering Products segment and Corporate, respectively.  In addition, $4.5 million relates to the premium on early retirement of debt.  Other income, net, is described in note 18.  Corporate assets are primarily domestic cash and cash equivalents, prepaid pension cost, corporate-owned life insurance and corporate plant, equipment and software.

On a consolidated basis, Carpenter’s sales are not materially dependent on a single customer or a small group of customers.  Of the total sales of our Engineered Products segment, approximately 14% of segment sales were to one customer and 12% of sales were to a second customer.  There were no other significant individual customer sales volumes during fiscal years 2002 and 2001.

Geographic Data

(in millions)	2003	2002	2001
Net sales: (a)
United States	$653.2	$728.0	$1,079.9
Europe	111.1	142.2	130.9
Mexico	43.7	45.3	52.6
Canada	17.4	20.3	21.4
Asia Pacific	33.8	26.3	24.0
Other	11.9	15.0	15.3
Consolidated net sales	$871.1	$977.1	$1,324.1
Long-lived assets:
United States	$996.0	$1,066.5	$1,181.9
Europe	17.9	18.0	23.9
Mexico	4.6	6.6	14.1
Canada	0.3	0.4	0.7
Asia Pacific	10.1	10.4	10.4
Other	1.4	1.7	1.4
Consolidated long-lived assets	$1,030.3	$1,103.6	$1,232.4

(a)  Net sales are attributed to countries based on the location of the customer.

Product Data

(in millions)	2003	2002	2001
Stainless steels	$392.8	$395.7	$569.4
Special alloys	291.7	367.9	466.7
Ceramics and other materials	83.2	94.0	132.4
Titanium products	66.6	82.5	92.7
Tool and other steels	36.8	37.0	62.9
Total net sales	$871.1	$977.1	$1,324.1

Segment Data

(in millions)	2003	2002		2001
Net Sales:
Specialty Metals	$760.2	$850.8		$1,168.6
Engineered Products	113.3	128.5		156.9
Intersegment	(2.4)	(2.2)		(1.4)
Consolidated net sales	$871.1	$977.1		$1,324.1
Operating Results:
Specialty Metals	$38.8	$12.9		$98.8
Engineered Products	10.9	10.5		15.7
Net pension credit	3.4	17.1		40.3
Corporate costs	(18.2)	(19.7)		(20.8)
Interest expense	(31.0)	(34.6)		(40.3)
Special charge	(30.6)	—		(37.6)
Other income, net	3.8	0.5		2.3
Consolidated (loss) income before income taxes and cumulative effect of accounting changes	$(22.9)	$(13.3)		$58.4
Total Assets:
Specialty Metals	$990.7	$1,057.7		$1,310.2
Engineered Products	74.5	90.4		102.2
Corporate	334.7	331.4		279.1
Consolidated total assets	$1,399.9	$1,479.5		$1,691.5
Depreciation:
Specialty Metals	$46.4	$48.1		$45.1
Engineered Products	4.8	4.9		6.4
Corporate	2.1	3.5		4.1
Consolidated depreciation	$53.3	$56.5		$55.6
Amortization:
Specialty Metals	$9.4	$9.6	(a)	$13.5
Engineered Products	0.5	0.8	(a)	2.3
Corporate	0.8	0.8	(a)	1.1
Consolidated amortization	$10.7	$11.2	(a)	$16.9
Capital Expenditures, Including Software:
Specialty Metals	$7.1	$21.1		$40.6
Engineered Products	1.3	3.9		8.2
Corporate	0.1	1.7		1.7
Consolidated capital expenditures, including software	$8.5	$26.7		$50.5

(a)  Pursuant to SFAS 142, effective July 1, 2001, goodwill is no longer being amortized.  Total fiscal 2001 goodwill amortization was $6.7 million; $5.6 million related to Specialty Metals, while $1.1 million related to Engineered Products.  See note 6 to the consolidated financial statements.

20.                               Divestitures

During 2003, Carpenter sold the last two of the four Engineered Product Group (EPG) business units that it had previously announced would be divested. Proceeds of $8.5 million exceeded the carrying value by approximately $0.9 million. The operating results of these businesses were included in the EPG segment prior to the disposal. The $0.9 million gain on sale is included within other (income) expense, net on the consolidated statement of operations.

21.                               Supplemental Data

The following are additional required disclosures and other material items:

(in millions)	2003	2002	2001
Cost Data:
Repairs and maintenance costs	$45.5	$52.2	$59.8

Cash Flow Data:
Cash paid during the year for:
Interest payments, net of amounts capitalized	$33.0	$32.3	$39.8
Income tax refunds, net	$5.9	$6.1	$2.8

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(12.8)	$(15.0)	$(15.1)
Minimum pension liability adjustment	(1.5)	—	—
Net unrealized gains (losses) on derivatives	—	2.5	(1.6)
	$(14.3)	$(12.5)	$(16.7)

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal 2003
Net sales	$213.8	$210.2	$234.6	$212.5

Gross profits	$33.6	$35.9	$35.9	$48.3

Net (loss) income	$(10.9)	$(7.1)	$1.7	$5.4

Fiscal 2002 (a)
Net sales	$251.1	$248.2	$250.2	$227.6

Gross profits	$52.8	$46.6	$28.0	$35.5

Income (loss) before cumulative effect of accounting change	$5.9	$3.5	$(10.5)	$(4.9)

Cumulative effect of accounting change	(112.3)	—	—	—
Net (loss) income	$(106.4)	$3.5	$(10.5)	$(4.9)

Earnings per common share
Fiscal 2003

Basic (loss) earnings	$(0.51)	$(0.34)	$0.06	$0.23

Diluted (loss) earnings	$(0.51)	$(0.34)	$0.06	$0.23

Fiscal 2002 (a)
Basic:
Earnings (loss) before cumulative effect of accounting change	$0.24	$0.14	$(0.49)	$(0.24)
Cumulative effect of accounting change	(5.06)	—	—	—
Net (loss) earnings	$(4.82)	$0.14	$(0.49)	$(0.24)

Diluted:
Earnings (loss) before cumulative effect of accounting change	$0.24	$0.14	$(0.49)	$(0.24)
Cumulative effect of accounting change	(5.06)	—	—	—
Net (loss) earnings	$(4.82)	$0.14	$(0.49)	$(0.24)

Weighted average common shares outstanding (in millions)
Fiscal 2003
Basic	22.3	22.3	22.4	22.4
Diluted	22.3	22.3	22.4	23.1
Fiscal 2002
Basic	22.2	22.2	22.2	22.3
Diluted	23.0	23.0	22.2	22.3

(a)  The first quarter of fiscal 2002 includes a cumulative effect of an accounting change relating to goodwill impairment of $112.3 million or $5.06 per diluted share.  See note 6 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9a.                           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                          Directors and Executive Officers of the Registrant

The information required as to directors is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the caption “Election of Directors.”

Information concerning Carpenter’s executive officers appears in Part I of this Annual Report on Form 10-K.

Information concerning Carpenter's Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation is incorporated by reference to the fiscal 2003 definitive Proxy Statement under the caption “Miscellaneous”.

Item 11.                          Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12.                          Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.                          Certain Relationships and Related Transactions

Not applicable

Item 14.                          Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2003 definitive Proxy Statement under the caption “Approval of Appointment of Independent Accountants”.

PART IV

Item 15.                          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents Filed as Part of this Report:

(1)                        The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. “Financial Statements and Supplementary Data”):

Report of Independent Auditors on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors of
Carpenter Technology Corporation:

Our audits of the consolidated financial statements referred to in our report dated September 3, 2003, appearing herein also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 3, 2003

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

  4.                                 Instruments Defining the Rights of Security

Holders, Including Indentures

10.                                 Material Contracts

12.                                 Computation of Ratios of Earnings to Fixed Charges (unaudited)

21.                                 Subsidiaries of the Registrant

23.                                 Consent of Experts and Counsel

24.                                 Powers of Attorney

31.                                 Rule 13a-14(a)/15d-14(a) Certifications

32.                                 Section 1350 Certifications

99.                                 Additional Exhibits

(b)  Reports on Form 8-K:

Current reports on Form 8-K were filed on behalf of Carpenter on April 22, 2003, April 25, 2003 and May 19, 2003. The Reports were dated April 22, 2003, April 25, 2003 and May 19, 2003, respectively. The April 22, 2003 Report covered Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure and included Carpenter’s press release discussing third quarter results as an Exhibit. The April 25, 2003 Report covered Item 5, Other Events regarding the retirement of Dennis Draeger as Chairman and Chief Executive Officer and the election of Robert J. Torcolini as Chairman, President and Chief Executive Officer, all effective July 1, 2003. No financial statements were filed with the April 25, 2003 Report. The May 19, 2003 Report covered Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure and included Carpenter’s press release discussing the private placement of $100 million of 10-year senior unsecured notes as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

	By	/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President - Finance & Chief Financial Officer

Date: September 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/Robert J. Torcolini	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2003
Robert J. Torcolini

/s/Terrence E. Geremski	Senior Vice President - Finance & Chief Financial Officer	September 12, 2003
Terrence E. Geremski

/s/Richard D. Chamberlain	Vice President and Corporate Controller (Principal Accounting Officer)	September 12, 2003
Richard D. Chamberlain

*
Carl G. Anderson, Jr.	Director	September 12, 2003

*	Director	September 12, 2003
J. Michael Fitzpatrick

*	Director	September 12, 2003
Marillyn A. Hewson

*	Director	September 12, 2003
William J. Hudson, Jr.

*	Director	September 12, 2003
Robert J. Lawless

*	Director	September 12, 2003
Robert N. Pokelwaldt

*	Director	September 12, 2003
Gregory A. Pratt

*	Director	September 12, 2003
Kathryn C. Turner

*	Director	September 12, 2003
Stephen M. Ward, Jr.

*	Director	September 12, 2003
Kenneth L. Wolfe

Original Powers of Attorney authorizing David A. Christiansen or Terrence E. Geremski to sign this Report on behalf of:  J. Michael Fitzpatrick, Marillyn A. Hewson, William J. Hudson, Jr., Robert J. Lawless, Robert N. Pokelwaldt, Gregory A. Pratt, Kathryn C. Turner, Stephen M. Ward, Jr., Kenneth L. Wolfe, Robert J. Torcolini and Carl G. Anderson, Jr. are being filed with the Securities and Exchange Commission.

*By	/s/David A. Christiansen
David A. Christiansen
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2003

Allowance for doubtful accounts receivable	$2.6	$1.6	$—	$(1.0)	$3.2
Deferred tax valuation allowance	$2.0	$1.6	$—	$—	$3.6
Inventory obsolescence/ slow moving reserve	$11.0	$—	$—	$(0.3)	$10.7

Year ended June 30, 2002

Allowance for doubtful accounts receivable	$2.3	$2.6	$—	$(2.3)	$2.6
Deferred tax valuation allowance	$3.9	$1.5	$(3.1)	$(0.3)	$2.0
Inventory obsolescence/slow moving reserve	$8.5	$3.7	$—	$(1.2)	$11.0

Year ended June 30, 2001

Allowance for doubtful accounts receivable	$2.2	$0.8	$0.4	$(1.1)	$2.3
Deferred tax valuation allowance	$4.2	$—	$(0.3)	$—	$3.9
Inventory obsolescence/slow moving reserve	$6.0	$4.1	$—	$(1.6)	$8.5

EXHIBIT INDEX

Exhibit No.	Title

3.	Articles of Incorporation and By-Laws

A.	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 of Carpenter’s Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

B.	By-Laws, amended as of October 22, 2001, are incorporated herein by reference to Exhibit 3B to Carpenter’s 10-Q Quarterly Report for the quarter ended September 30, 2001.

4.	Instruments Defining Rights of Security Holders, Including Indentures

A.	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

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

E.

Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 (File No. 33-51613) filed January 6, 1994.

F.	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 20 to Carpenter’s Current Report on Form 8-K (SEC File No. 001-05828) filed on April 15, 1998.

G.

Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

H.

Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

I.

First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is attached as an Exhibit to this Annual Report on Form 10-K.

J.

Exchange and Registration Rights Agreement dated  May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is attached as an Exhibit to this Annual Report on Form 10-K.

K.

Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is attached as an Exhibit to this Annual Report on Form 10-K,

10.	Material Contracts

A.

Agreement and Plan of Merger dated January 6, 1997, by and among Dynamet Incorporated, Stockholders of Dynamet Incorporated and Carpenter is incorporated herein by reference to Exhibit 10A of Carpenter’s 2002 Annual Report on Form 10-K.

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

F.

Deferred Compensation Plan for Corporate and Division Officers of Carpenter Technology Corporation, amended as of January 1, 1998, is incorporated herein by reference to Exhibit 10F of Carpenter’s 2002 Annual Report on Form 10-K.

G.	Executive Annual Compensation Plan, amended as of July 1, 2002 is incorporated herein by reference to Exhibit 10G of Carpenter’s 2002 Annual Report on Form 10-K.

H.	Stock-Based Incentive Compensation Plan For Non-Employee Directors, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10H to Carpenter’s 2001 Annual Report on Form 10-K.

I.

Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of December 9, 1993, is incorporated herein by reference to Exhibit 10I to Carpenter’s 2000 Annual Report on  Form 10-K.

J.

Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as amended and restated on May 1, 1997, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated herein by reference to Exhibit 10J of Carpenter’s 2002 Annual Report on Form 10-K.

K.

Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: David A. Christiansen, Dennis M. Draeger, Terrence E. Geremski, Robert W. Lodge, Michael L. Shor and Robert J. Torcolini is incorporated herein by reference to Exhibit 10K to Carpenter’s 2000 Annual Report on Form 10-K.

L.	Stock-Based Incentive Compensation Plan for Officers and Key Employees, amended as of June 27, 2002, is incorporated herein by reference to Exhibit 10L of Carpenter’s 2002 Annual Report on Form 10-K.

M.	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001, is incorporated herein by reference to Exhibit 10M of Carpenter’s 2001 Annual Report on Form 10-K.

N.

Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers:  David A. Christiansen, Terrence E. Geremski, Michael L. Shor and Robert J. Torcolini is incorporated herein by reference to Exhibit 10N of Carpenter’s 2001 Annual Report on Form 10-K.

O.

Second Amendment dated August 21, 2003, to Five-Year Revolving Credit Agreement dated November 20, 2001, among Carpenter and certain of its subsidiaries as Borrowers and Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan and a number of other financial institutions as lenders is attached as an Exhibit to this Annual Report on Form 10-K.

P.

Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as amended and restated on May 1, 1997, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated herein by reference to Exhibit 10P of Carpenter’s 2002 Annual Report on Form 10-K.

Q.

Five-Year Revolving Credit Agreement dated as of November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank (successor toFirst Union National Bank), JPMorgan Chase Bank and a number of other financial institutions as Lenders is incorporated herein by reference to Exhibit 10i of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

R.

Amendment dated September 3, 2002, to Five-Year Revolving Credit Agreement dated November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan Chase Bank and a number of other financial institutions as lenders is incorporated herein by reference to Exhibit 10R of Carpenter’s 2002 Annual Report on Form 10-K.

S.

364-Day Revolving Credit Agreement dated as of September 3, 2002 among Carpenter and certain of its subsidiaries as Borrowers with Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan Chase Bank and a number of other financial institutions as lenders is incorporated herein by reference to Exhibit 10T of Carpenter’s 2002 Annual Report on Form 10-K.

T.

Receivables Purchase Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10iii of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

U.

Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp is incorporated herein by reference to Exhibit 10iv of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

V.

First Amendment to Receivables Purchase Agreement dated March 19, 2003 among CRS Funding Corp, Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is attached as an Exhibit to this Annual Report on Form 10-K.

12.	Computations of Ratios of Earnings to Fixed Charges (unaudited)

21.	Subsidiaries of the Registrant

23.	Consent of Experts and Counsel
Consent of Independent Accountants

24.	Powers of Attorney
Powers of Attorney in favor of Terrence E. Geremski or David A. Christiansen

31.	Rule 13a-14(a)/15d-14(a) Certifications
A. Certification of Robert J. Torcolini
B. Certification of Terrence E. Geremski

32.	Section 1350 Certifications
Certifications of Robert J. Torcolini and Terrence E. Geremski

99.	Additional Exhibits
Agreement to Furnish Debt Instruments