Form 10-Q
period 2003-09-30
CARPENTER TECHNOLOGY CORP
filed 2003-11-12
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

23-0458500
Delaware	(I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)

2 Meridian Blvd., Wyomissing, Pennsylvania	19610
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2003.

Common stock, $5 par value	22,344,942
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q
INDEX

PART I

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET

 (Unaudited)
September 30, 2003 and June 30, 2003
(in millions)

	September 30 2003	June 30 2003
ASSETS
Current assets:
Cash and cash equivalents	$72.4	$53.5
Accounts receivable, net	115.4	113.8
Inventories	187.4	180.9
Other current assets	25.3	21.1
Total current assets	400.5	369.3
Property, plant and equipment, net	640.1	651.7
Prepaid pension cost	252.0	253.7
Goodwill	46.3	46.3
Trademarks and trade names, net	25.1	25.4
Other assets	47.2	53.5
Total assets	$1,411.2	$1,399.9

LIABILITIES
Current liabilities:
Short-term debt	$17.0	$17.1
Current portion of long-term debt	0.1	0.1
Accounts payable	75.4	68.2
Accrued liabilities	66.7	60.2
Deferred income taxes	5.0	4.3
Total current liabilities	164.2	149.9
Long-term debt, net of current portion	378.6	378.9
Accrued postretirement benefits	183.6	182.4
Deferred income taxes	166.3	166.7
Other liabilities	44.3	47.4
Total liabilities	937.0	925.3

STOCKHOLDERS’ EQUITY
Convertible preferred stock	14.1	10.2
Common stock	117.3	117.3
Capital in excess of par value	199.8	199.8
Reinvested earnings	201.8	203.7
Common stock in treasury, at cost	(38.2)	(38.3)
Deferred compensation	(5.1)	(3.8)
Accumulated other comprehensive loss	(15.5)	(14.3)
Total stockholders’ equity	474.2	474.6
Total liabilities and stockholders’ equity	$1,411.2	$1,399.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
for the three months ended September 30, 2003 and 2002
(in millions, except per share data)

	Three Months
	2003	2002

NET SALES	$213.3	$213.8

Cost of sales	179.3	180.2
Gross profit	34.0	33.6

Selling and administrative expenses	28.7	31.7
Special charge	—	14.2
Interest expense	6.3	8.0
Other income, net	(1.6)	(0.3)

Income (loss) before income taxes	0.6	(20.0)
Income taxes (benefit)	0.1	(9.1)
NET INCOME (LOSS)	$0.5	$(10.9)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.51)
Diluted	$0.00	$(0.51)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22.3	22.3
Diluted	22.3	22.3

Cash dividends per common share	$0.0825	$0.33

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
for the three months ended September 30, 2003 and 2002
(in millions)

	2003	2002

Net income (loss)	$0.5	$(10.9)
Net gain (loss) on derivative instruments, net of tax	0.7	(0.4)
Foreign currency translation	(1.9)	(0.1)

Comprehensive loss	$(0.7)	$(11.4)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
for the three months ended September 30, 2003 and 2002
(in millions)

	2003	2002
OPERATIONS:
Net income (loss)	$0.5	$(10.9)
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation	12.8	13.7
Amortization	2.4	2.2
Deferred income taxes	(1.4)	(3.0)
Net pension expense (income)	4.4	(1.1)
Net (gain) loss on asset disposals	(0.1)	0.1
Special charge	—	14.2
Changes in assets and liabilities:
Receivables	(1.7)	16.6
Inventories	(6.9)	(7.7)
Other current assets	(2.6)	(0.9)
Accounts payable	10.9	(3.4)
Accrued current liabilities	6.8	(2.2)
Income tax refund	0.3	11.0
Other, net	0.7	(9.2)
Net cash provided from operations	26.1	19.4
INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(1.6)	(3.1)
Proceeds from disposals of plant and equipment	0.1	0.2
Net cash used for investing activities	(1.5)	(2.9)
FINANCING ACTIVITIES:
Net change in short-term debt	(0.4)	(1.4)
Payments on long-term debt	—	(1.0)
Checks not cleared	(3.7)	—
Dividends paid	(2.4)	(7.8)
Net cash used for financing activities	(6.5)	(10.2)
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.3)
INCREASE IN CASH AND CASH EQUIVALENTS	18.9	6.0
Cash and cash equivalents at beginning of period	53.5	18.7
Cash and cash equivalents at end of period	$72.4	$24.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The June 30, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2003 Annual Report on Form 10-K.

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

Certain reclassifications of prior year’s amounts have been made to conform with the current year’s presentation.

Stock-Based Compensation

As of September 30, 2003, Carpenter has three stock-based employee compensation plans, which are described in detail in Note 15 of Carpenter’s fiscal year 2003 Annual Report on Form 10-K. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(in millions, except per share data)	Three Months Ended September 30
	2003	2002

Net income (loss) as reported	$0.5	$(10.9)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.1)	(0.5)
Pro forma net income (loss)	$0.4	$(11.4)

Earnings (loss) per share:
Basic – as reported	$0.00	$(0.51)
Basic – pro forma	$(0.01)	$(0.53)

Diluted – as reported	$0.00	$(0.51)
Diluted – pro forma	$(0.01)	$(0.53)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. The effective date of FIN 46 has been deferred to become effective during Carpenter’s second fiscal quarter. Carpenter is reviewing the proposed changes by the FASB and  does not believe that the adoption of FIN 46 will have a material impact on its results of operations or financial position.

2.              Earnings Per Common Share

The calculations of earnings (loss) per share for the three months ended September 30, 2003 and 2002 are shown below. No calculations are presented for the diluted earnings (losses) per share for the three months ended September 30, 2003 or 2002, since the assumed conversion of preferred shares ( 0.7 million shares and 0.8 million shares as of September 30, 2003 and 2002, respectively) and the exercise of stock options (0.1 million shares as of September 30, 2003 and no shares as of September 30, 2002) are anti-dilutive.

(in millions, except per share data)	Three Months Ended September 30
	2003	2002

Basic:

Net income (loss)	$0.5	$(10.9)
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)
Earnings (loss) available for common stockholders	$0.1	$(11.3)

Weighted average number of common shares outstanding	22.3	22.3
Basic earnings (loss) per share	$0.00	$(0.51)

Diluted:

Diluted earnings (loss) per share	$0.00	$(0.51)

3.              Special Charge

During the first quarter of fiscal 2003, Carpenter incurred a special charge of $14.2 million before taxes.  These actions were taken as part of the Company’s strategy to reduce costs and improve operational effectiveness.  The components of this special charge are shown below.

(in millions)	Cash	Non-Cash	Total
Reductions in workforce	$2.1	$9.2	$11.3
Writedown of certain assets	—	2.9	2.9
Special charge	$2.1	$12.1	$14.2

•                       Reductions in workforce: This item represents the elimination of approximately 235 salaried positions. The pre-tax charge of $11.3 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items.  Approximately $9.2 million of the charge will be paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. The reductions in workforce were completed during fiscal year 2003.

•                       Writedown of $2.9 million of certain assets: Prior to the writedown, the net book value of these assets was $5.2 million. These assets were sold during the fourth quarter of fiscal year 2003 for $3.2 million. During the fourth quarter of fiscal 2003, the $2.9 million writedown was reduced to $2.0 million. As of September 30, 2002, depreciation on these assets ceased.

4.              Inventories

(in millions)	September 30, 2003	June 30, 2003

Raw materials and supplies	$29.8	$30.7
Work in process	94.8	87.3
Finished and purchased products	62.8	62.9
Total inventory	$187.4	$180.9

If the first-in, first-out method of inventory had been used instead of the last-in, first-out (LIFO) method, inventories would have been $119.4 and $118.6 million higher as of September 30 and June 30, 2003, respectively. The current cost of LIFO-valued inventories was $257.5 million at September 30, 2003 and $249.9 million at June 30, 2003.

5.              Goodwill and Trademarks and Trade Names, Net

Goodwill

There was no change in goodwill during the three months ended September 30, 2003. At September 30, 2003, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively. Carpenter will conduct its annual impairment review during the fourth quarter of fiscal year 2004.

Trademarks and Trade Names, Net

(in millions)	September 30, 2003	June 30, 2003

Trademarks and trade names, at cost	$32.0	$32.0
Less accumulated amortization	6.9	6.6

Trademarks and trade names, net	$25.1	$25.4

Carpenter has recorded $0.3 million of amortization expense during the three months ended September 30, 2003 and 2002. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

6.              Accrued Liabilities

(in millions)	September 30, 2003	June 30, 2003

Compensation	$16.5	$13.5
Employee benefits	13.7	13.3
Income taxes	7.6	6.1
Interest	6.9	5.4
Derivative financial instruments	2.6	2.4
Taxes, other than income	1.9	2.4
Dividends payable	1.2	0.7
Environmental costs	1.1	2.0
Other	15.2	14.4
	$66.7	$60.2

7.              Stockholders’ Equity Data

	September 30, 2003	June 30, 2003

Preferred shares issued	348.7	353.6

Common shares issued	23,451,719	23,451,719
Common shares in Treasury	(1,109,949)	(1,114,849)

Net common shares outstanding	22,341,770	22,336,870

8.              Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter.  Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation.  No additional accrual was made during the three months ended September 30, 2003 and September 30, 2002. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2003 was $6.7 million. The estimated range at September 30, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.7 million and $11.3 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from whom Carpenter purchased the businesses. As of September 30, 2003, there is approximately $2.0 million recorded related to these indemnifications.

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

9.              Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”), which is intended in part, to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year 9.345% note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At September 30, 2003, the ESOP held 348.7 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At September 30, 2003, a net $5.0 million was reclassified from shareholders’ equity to other liabilities representing the amount that the actual common stock share value is below the guaranteed conversion share value. The $5.0 million was comprised of a reduction in convertible preferred stock of $7.7 million, offset by a reduction in deferred compensation of $2.7 million. At June 30, 2003, a net $7.6 million was reclassified from shareholders’ equity. The $7.6 million was comprised of a reduction in convertible preferred stock of $12.0 million, offset by a reduction in deferred compensation of $4.4 million.

10.       Other Income, Net

Other (income) expense, net consists of the following:

	Three months ended September 30,
(in millions)	2003	2002

Foreign exchange (gain) loss	$(0.8)	$0.2
Interest income	(0.5)	(0.4)
Other	(0.3)	(0.1)
	$(1.6)	$(0.3)

11.       Business Segments

Carpenter is organized in the following business units: Specialty Alloys Operations, Dynamet, Carpenter Powder Products and Engineered Products. For segment reporting, the Specialty Alloys Operations, Dynamet and Carpenter Powder Products operating segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics.

On a consolidated basis, Carpenter’s sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three months ended September 30, 2003, approximately 20% of sales were to one customer.

	Three Months Ended September 30
(in millions)	2003	2002
Net sales:
Specialty Metals	$189.7	$186.0
Engineered Products	24.1	28.4
Intersegment	(0.5)	(0.6)
Consolidated net sales	$213.3	$213.8

Operating results:
Specialty Metals	$11.3	$2.9
Engineered Products	2.5	2.2
Net pension (expense) income	(4.4)	1.1
Corporate costs	(4.1)	(4.3)
Special charge	—	(14.2)
Interest expense	(6.3)	(8.0)
Other income, net	1.6	0.3
Consolidated income (loss) before income taxes	$0.6	$(20.0)

(in millions)	September 30, 2003	June 30, 2003
Total assets:
Specialty Metals	$995.2	$990.7
Engineered Products	74.9	74.5
Corporate assets	341.1	334.7
Consolidated total assets	$1,411.2	$1,399.9

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002:

Our first quarter net income was $0.5 million or $.00 per diluted share, compared to a net loss of $10.9 million or $.51 per diluted share a year ago. This year’s first quarter included  $4.4 million of non-cash pension and retiree medical expenses.  The quarter a year ago benefited from net pension income of $1.1 million.

In the first fiscal quarter of fiscal 2003, a pre-tax special charge of $14.2 million was incurred for severance payments, enhanced pension benefits and medical coverage of eliminating approximately 235 salaried positions ($11.3 million ) and for an estimated loss on asset disposals ($2.9 million ). These actions were taken as part of our strategy to reduce costs and improve operational effectiveness.  These charges did not materially affect our cash flow since the severance costs were paid predominately from our well funded pension plan.

Net sales for the first fiscal quarter ended September 30, 2003 were $213.3 million compared to $213.8 million for the same period a year ago.  Last year’s first quarter included $5.1 million from companies that were subsequently divested. The sales increase was primarily driven by stronger demand for higher value products from the power generation, automotive and medical markets, which more than offset lower volumes of stainless steel rod.  Sales also benefited from an increase in aerospace and medical demand in the European market.

Gross profit in the first quarter improved to $34.0 million or 15.9 percent of sales from $33.6 million or 15.7 percent a year ago.  The gross profit in the recent first quarter included non-cash pension and retiree medical expenses of $3.1 million or 1.5 percent of sales.  In the first quarter a year ago, the gross profit reflected pension income of $1.3 million or 0.6 percent of sales.  The improvement in the gross profit reflects lower labor costs from reduced employment levels, improved yields, realized operating efficiencies and a better sales mix.  Partially offsetting the improvement were higher raw material costs, particularly nickel, which included the impact of a supply disruption at a major producer.

Selling and administrative expenses of $28.7 million in the first quarter were reduced by $3.0 million or 9.5 percent from a year ago.  The decrease resulted from lower employment levels ($3.1 million) and reduced professional fees ($0.6 million) despite an increase in non-cash pension and retiree medical expenses of $1.1 million.  Selling and administrative expenses were 13.5 percent of sales compared to 14.8 percent last year.

Interest expense of $6.3 million was lower than last year by $1.7 million due to reduced debt levels and lower interest rates.

Other income of $1.6 million in the first quarter compared to $0.3 million in the quarter a year ago.  The increase was largely due to gains on foreign exchange transactions.

Income tax benefits in last year’s first quarter included a $1.3 million benefit from research and development credits.

Business Segment Results:

Specialty Metals Segment

Net sales for the quarter ended September 30, 2003 for the Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units, were $189.7 million or $3.7 million higher than in the same quarter a year ago.  SAO sales increased 1 percent due to a better product mix, which was partially offset by lower volumes.  SAO volume was 10 percent lower than last year, due mainly to reduced sales of lower value stainless steel rod products.  SAO’s sales mix benefited from increased sales of higher value products to the power generation and automotive markets and the reduced sales of rod products.  Dynamet’s sales increased 8 percent in the first quarter versus a year ago, primarily due to strong sales growth in the medical market, which more than offset lower sales to the aerospace market.  CPP’s sales increased 8 percent from the same quarter a year ago.  The sales increase reflected higher sales to the power generation, capital goods and chemical processing markets.

Income for the Specialty Metals segment of $11.3 million, compared to $2.9 million in the same quarter a year ago. The increase reflects lower labor costs from reduced employment levels, an improved product mix, improved yields, realized operating efficiencies and lower selling and administrative expenses.  These benefits were partially offset by significantly higher raw material costs, which were further aggravated by a supply disruption at a major nickel supplier.

Engineered Products Segment

Net sales for this segment, which includes sales of ceramics and metal components, were $24.1 million as compared to $28.4 million a year ago.  Last year’s first quarter included $5.1 million in sales from businesses that were subsequently divested.  Increased sales to the aerospace and industrial markets more than offset reduced sales to the consumer market.

Income for the Engineered Products segment was $2.5 million in the first quarter versus $2.2 million a year ago.  The increase primarily reflects the benefit of cost savings initiatives.

Net Pension Expense/Credit:

In the first quarter of fiscal 2004, non-cash pension and retiree medical expenses were $4.4 million, compared to net pension income of $1.1 million for the same quarter a year ago.  The net pension amount is actuarially determined as of each June 30 and held constant throughout the fiscal year.

The fiscal 2004 pension expense primarily results from the accumulated effect of investment losses from more than two years of declining stock market returns.  The stock market performance, coupled with the low interest rate environment resulted in a change of actuarial assumptions.  The changes included a reduction in the expected rate of return to 8.5 percent from 10.0 percent and a lowering of the discount rate to 6.0 percent from 7.25 percent, both of which had the effect of increasing the company’s pension and retiree medical expenses.

The pension expense is a non-cash item, as our principle defined benefit pension plan remains well funded and, as in prior years, we are not required to make a cash contribution to the plan.

Cash Flow and Financial Condition:

During fiscal 2003 and in the first quarter of fiscal 2004, we maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

During the three month period ended September 30, 2003, our free cash flow (cash flow provided before financing activities less dividends paid) was $22.2 million versus $8.7 million a year ago.  Cash from operations was $26.1 million for the current quarter as compared to $19.4 million a year ago.  Included in the prior year cash flow was an $11.0 million tax refund.

Capital expenditures for plant, equipment and software consumed $1.6 million in cash during the first three months of fiscal 2004 versus $3.1 million for the same year ago period.

Total debt, net of cash and including amounts outstanding under our receivables purchase facility, was reduced to $333.3 million at September 30, 2003 or 41.3 percent of capital.  This net debt level is $23.0 million lower than at the end of fiscal 2003.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs.  At the end of the first quarter, we had approximately $160.0 million available under our credit facilities.

Selected Financial Measures:

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

(in millions)	Three months ended September
Free Cash Flow	2003	2002

Net cash provided from operations	$26.1	$19.4
Net cash used for investing activities	(1.5)	(2.9)
Dividends paid	(2.4)	(7.8)
Free cash flow	$22.2	$8.7

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses and has chosen to apply to debt repayment.

(in millions) Net Debt	September 30, 2003	June 30, 2003

Accounts receivable purchase facility	$10.0	$10.0
Short-term debt	17.0	17.1
Current portion of long-term debt	0.1	0.1
Long-term debt, net of current portion	378.6	378.9
Total debt	405.7	406.1
Cash	(72.4)	(53.5)
Checks not cleared	—	3.7
Net debt	$333.3	$356.3

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash is expected to be used for debt repayment until a targeted debt to capital ratio is achieved.

Contingencies:

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us.  Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation.  No additional accrual was made during the three months ended September 30, 2003 and September 30, 2002. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2003 was $6.7 million. The estimated range at September 30, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.7 million and $11.3 million.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP’s. Based upon information currently available, such future costs are not expected to have a material effect on our financial position, results of operations or cash flows. However, such costs could be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Other

We are also defending various claims and legal actions, and are subject to contingencies that are common to our operations.  We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable.  The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters.  While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

Outlook:

We believe that many of our key markets have stabilized.  Based on these conditions and excluding the non-cash pension and retiree medical expenses, we expect to show improved year-over-year comparisons through the balance of fiscal 2004, as previously stated.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our Form 10-K for the year ended June 30, 2003, and our most recent registration statement on Form S-4, filed on September 16, 2003, as amended on October 3, 2003.  They include but are not limited to:  1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, all of which are subject to changes in general economic and financial market conditions; 2) our ability to ensure adequate supplies of raw materials and to recoup increased costs of electricity, natural gas and raw materials, such as nickel, through increased prices and surcharges; 3) domestic and foreign excess manufacturing capacity for certain metals that we produce; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain of our products; 5) the degree of success of government trade actions; 6) fluctuations in stock markets that could impact the valuation of the assets in our pension trusts and the accounting for pension assets; 7) the potential cost advantages that new competitors or competitors who have reorganized through bankruptcy may have; 8) the transfer of manufacturing capacity from the United States to foreign countries; and 9) the consolidation of customers and suppliers.  Any of these factors could have an adverse and/or fluctuating effect on our results of operations.  The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risks. Raw material cost fluctuations for our Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. To effectively reduce this risk on certain raw materials, we enter into commodity forward contracts and commodity price swaps on a portion of our requirements.

We use forwards and options to fix the price of a portion of the anticipated future purchases of certain energy to offset the effects of changes in these commodities’ costs.

Because fluctuations in foreign currency exchange rates subject us to risk of losses on anticipated future cash flows from our foreign operations, we use foreign currency forward contracts to hedge certain foreign exchange risk.

Senior financial management reviews and approves all hedging strategies before they are implemented. Senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Pending legal proceedings involve ordinary routine litigation incidental to our business. There are no material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4. Submission of Matters to a Vote of Security Holders.

a.                                       On October 27, 2003, Carpenter Technology Corporation held its 2003 Annual Meeting of Stockholders.

b.                                      At the 2003 Annual Meeting, stockholders of Carpenter elected Carl G. Anderson, Jr., Robert J. Torcolini and Kenneth L. Wolfe to be directors for  three-year terms which will expire in 2006. Voting was as follows:

	For	Withheld

Carl G. Anderson, Jr.	18,305,123	550,135
Robert J. Torcolini	18,156,662	698,597
Kenneth L. Wolfe	18,346,756	508,501

In addition to the directors elected at the Annual Meeting, the Board elected two new directors who will stand for election by the shareholders at the 2004 Annual Meeting for three-year terms which will expire in 2007– I. Martin Inglis and Peter N. Stephans. The following are the other directors whose terms continued following the 2003 Annual Meeting: J. Michael Fitzpatrick, Marilyn Hewson, Robert N. Pokelwaldt, Gregory A. Pratt, Kathryn C. Turner and  Stephen M. Ward, Jr.

c.                                       Stockholders also approved the appointment of PricewaterhouseCoopers LLP as independent auditors for Carpenter for fiscal year 2004.  The voting on this matter was as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP	18,297,270	503,606	54,381

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits

31.1                           Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2                           Section 302 Certification of the Senior Vice President-Finance and Chief Financial Officer

32                                    Section 906 Certification

b.                                      A current Report on Form 8-K was filed on behalf of Carpenter on July 24, 2003. The Report was dated July 24, 2003 and covered Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure, and included the press release discussing fiscal 2003 fourth quarter and year end results. No financial statements were filed with this Report.

Items 2, 3 and 5 are omitted as the answer is negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date:	November 12, 2003	/s/Terrence E. Geremski
Terrence E. Geremski
Senior Vice President - Finance and Chief Financial Officer