Form 10-Q
period 2003-12-31
CARPENTER TECHNOLOGY CORP
filed 2004-02-11
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2004.

Common stock, $5 par value	22,446,639
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions)

	December 31 2003	June 30 2003
ASSETS
Current assets:
Cash and cash equivalents	$34.3	$53.5
Marketable securities	18.7	—
Accounts receivable, net	120.9	113.8
Inventories	191.8	180.9
Other current assets	40.8	21.1
Total current assets	406.5	369.3

Property, plant and equipment, net	629.1	651.7
Prepaid pension cost	250.3	253.7
Goodwill	46.3	46.3
Trademarks and trade names, net	24.8	25.4
Other assets	47.9	53.5

Total assets	$1,404.9	$1,399.9

LIABILITIES
Current liabilities:
Short-term debt	$8.6	$17.1
Current portion of long-term debt	0.1	0.1
Accounts payable	67.7	68.2
Accrued liabilities	64.4	60.2
Deferred income taxes	14.0	4.3
Total current liabilities	154.8	149.9

Long-term debt, net of current portion	355.6	378.9
Accrued postretirement benefits	187.1	182.4
Deferred income taxes	165.1	166.7
Other liabilities	39.7	47.4
Total liabilities	902.3	925.3

STOCKHOLDERS’ EQUITY
Convertible preferred stock	19.6	10.2
Common stock	117.6	117.3
Capital in excess of par value	200.7	199.8
Reinvested earnings	207.2	203.7
Common stock in treasury, at cost	(37.7)	(38.3)
Deferred compensation	(6.7)	(3.8)
Accumulated other comprehensive income (loss)	1.9	(14.3)
Total stockholders’ equity	502.6	474.6
Total liabilities and stockholders’ equity	$1,404.9	$1,399.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and six months ended December 31, 2003 and 2002

(in millions, except per share data)

	Three Months		Six Months
	2003	2002	2003	2002

NET SALES	$226.3	$210.2	$439.6	$424.1
Cost of sales	186.4	174.3	365.7	354.6
Gross profit	39.9	35.9	73.9	69.5

Selling and administrative expenses	29.3	30.5	58.0	62.2
Special charge	2.3	12.9	2.3	27.0
Interest expense	6.2	7.8	12.5	15.8
Other income, net	(6.1)	(3.1)	(7.8)	(3.3)

Income (loss) before income taxes	8.2	(12.2)	8.9	(32.2)
Income tax expense (benefit)	0.7	(5.1)	0.9	(14.2)

NET INCOME (LOSS)	$7.5	$(7.1)	$8.0	$(18.0)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.32	$(0.34)	$0.32	$(0.85)
Diluted	$0.31	$(0.34)	$0.32	$(0.85)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22.4	22.3	22.4	22.3
Diluted	23.3	22.3	23.3	22.3

Cash dividends per common share	$0.0825	$0.0825	$0.1650	$0.4125

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

for the three and six months ended December 31, 2003 and 2002

(in millions)

	Three Months		Six Months
	2003	2002	2003	2002

Net income (loss)	$7.5	$(7.1)	$8.0	$(18.0)
Net gains on derivative instruments, net of tax	15.4	1.8	16.1	1.4
Foreign currency translation, net of tax	2.0	0.5	0.1	0.4

Comprehensive income (loss)	$24.9	$(4.8)	$24.2	$(16.2)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the six months ended December 31, 2003 and 2002

(in millions)

	2003	2002
OPERATIONS:
Net income (loss)	$8.0	$(18.0)
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation	24.8	27.3
Amortization of intangible assets	4.8	4.6
Deferred income taxes	(2.6)	(6.7)
Net pension expense (income)	8.8	(1.9)
Net loss on asset disposals	0.2	0.6
Special charge	—	25.6
Changes in working capital and other:
Receivables	(5.9)	25.5
Inventories	(10.7)	(2.4)
Other current assets	(1.4)	(5.4)
Accounts payable	3.1	(9.2)
Accrued current liabilities	3.1	(4.3)
Income tax refund	0.3	11.2
Other, net	6.2	(6.4)
Net cash provided from operations	38.7	40.5

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(3.2)	(5.3)
Proceeds from disposals of plant and equipment	0.6	0.7
Purchases of marketable securities	(18.7)	—
Net cash used for investing activities	(21.3)	(4.6)

FINANCING ACTIVITIES:
Net change in short-term debt	(9.3)	(1.7)
Payments on long-term debt	(20.1)	(1.1)
Checks not cleared	(3.7)	—
Dividends paid	(4.5)	(10.0)
Proceeds from issuance of common stock	1.2	—
Net cash used for financing activities	(36.4)	(12.8)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.6

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19.2)	23.7
Cash and cash equivalents at beginning of period	53.5	18.7
Cash and cash equivalents at end of period	$34.3	$42.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.  The June 30, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2003 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Marketable Securities

Carpenter considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company has determined that all of its marketable securities are to be classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption accumulated other comprehensive income (loss). Interest and dividends on securities classified as available-for-sale are included in other income.

Stock-Based Compensation

As of December 31, 2003, Carpenter has three stock-based employee compensation plans, which are described in detail in Note 15 of Carpenter’s fiscal year 2003 Annual Report on Form 10-K. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Three Months Ended December 31

Six Months Ended December 31

(in millions, except per share data)

2003

2002

2003

2002

Net income (loss) as reported

$

7.5

$

(7.1

)

$

8.0

$

(18.0

)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.3)	(0.5)	(0.6)	(1.0)

Pro forma net income (loss)

$

7.2

$

(7.6

)

$

7.4

$

(19.0

)

Earnings (loss) per share:

Basic – as reported

$

0.32

$

(0.34

)

$

0.32

$

(0.85

)

Basic – pro forma

$

0.31

$

(0.36

)

$

0.31

$

(0.89

)

Diluted – as reported

$

0.31

$

(0.34

)

$

0.32

$

(0.85

)

Diluted – pro forma

$

0.30

$

(0.36

)

$

0.31

$

(0.89

)

New Accounting Pronouncements

Consolidation of Variable Interest Entities

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not entered into any agreements with entities it believes are variable interest entities for which the Company is the primary beneficiary. For other non-special purpose entity arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the third quarter of fiscal 2004. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

Pension and Postretirement Benefit Disclosures

The FASB revised Statement of Financial Accounting Standards No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in December 2003. The revision requires additional annual disclosures related to information describing the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows. The revision also requires new quarterly disclosures detailing the components of net periodic benefit cost recognized during the interim period. The annual revisions are effective for Carpenter as of June 30, 2004. The quarterly disclosures are effective for Carpenter beginning in the third fiscal quarter ended March 31, 2004. The adoption of the revised Statement is not expected to have an effect on Carpenter’s financial statements.

New Accounting Pronouncements

Medicare Prescription Drugs

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Carpenter sponsors retiree prescription drug programs for certain of its locations.

We are currently investigating various responses to this legislation as we await guidance from various governmental and regulatory agencies concerning additional requirements as well as the manner in which savings should be measured. That guidance, when issued, will include transition accounting for the Act.  Therefore, the expected favorable impact of this Act is not reflected in these statements.

2.             Earnings Per Common Share

The calculations of earnings (loss) per share for the three and six months ended December 31, 2003 and 2002 are shown below.  No calculations are presented for the diluted earnings (losses) per share for the three or six months ended December 31, 2002, since the assumed conversion of preferred shares and the exercise of stock options are anti-dilutive.

	Three Months Ended December 31		Six Months Ended December 31
(in millions, except per share data)	2003	2002	2003	2002
Basic:
Net income (loss)	$7.5	$(7.1)	$8.0	$(18.0)
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)	(0.8)	(0.9)
Earnings (loss) available for common stockholders	$7.1	$(7.5)	$7.2	$(18.9)

Weighted average number of common shares outstanding	22.4	22.3	22.4	22.3
Basic net income (loss) per share	$0.32	$(0.34)	$0.32	$(0.85)

Diluted:
Net income	$7.5		$8.0
Assumed shortfall between common and preferred dividend	(0.2)		(0.5)
Earnings available for common stockholders	$7.3		$7.5

Weighted average number of common shares outstanding	22.4		22.4
Assumed conversion of preferred shares	0.7		0.7
Effect of shares issuable under stock option plans	0.2		0.2
Weighted average common shares	23.3		23.3
Diluted net income (loss) per share	$0.31	$(0.34)	$0.32	$(0.85)

3.             Special Charge

Fiscal Year 2004

During the second quarter of fiscal 2004, Carpenter incurred a pre-tax special charge of $2.3 million. The components of this special charge are indicated below:

(in millions)
Early retirement of debt	$1.5
Termination of interest rate swaps	0.8
Special charge	$2.3

•      Early retirement of debt: In December 2003, Carpenter purchased $20 million of previously issued, 6.95% Series A Medium Term Notes on the open market. The $1.5 million relates primarily to the difference between the fair market value and the par value of the notes in addition to the premium paid and unamortized issue costs associated with the notes.

•      Termination of interest rate swaps: Carpenter terminated interest rate swaps associated with the partial repayment of foreign currency loans classified as short-term debt.  The Company intends to repay the balance by the end of the year.

Fiscal Year 2003

During the six months ended December 31, 2002, Carpenter incurred a pre-tax special charge of $27.0 million.  Of this amount, $14.1 million was incurred during the first quarter and $12.9 million was incurred during the second quarter.  These charges were incurred as part of the Company’s strategy to reduce costs and improve operational effectiveness.  The components of this special charge are indicated below:

(in millions)	Cash	Non-Cash	Total
Reductions in workforce	$3.1	$14.3	$17.4
Curtailment loss	—	6.7	6.7
Writedown of certain assets	—	2.9	2.9
Special charge	$3.1	$23.9	$27.0

•      Reductions in workforce: This item represents the elimination of approximately 500 salaried and production and maintenance positions. The pre-tax charge of $17.4 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $14.3 million of the charge was paid from the qualified pension plan and, accordingly, this portion of the special charge reduced the prepaid pension cost account on the balance sheet. The reductions in workforce were completed during fiscal year 2003.

•      Curtailment loss: This item is related to the effects of the above workforce reduction on the qualified pension plan.  The curtailment loss is comprised of increases to the projected benefit obligations and a recognition of related prior service costs. As a result of this charge, the prepaid pension cost account on the consolidated balance sheet has been correspondingly reduced by $6.7 million.

•      Writedown of certain assets:  Prior to the writedown, the net book value of these assets was $5.2 million. These assets were sold during the fourth quarter of fiscal year 2003 for $3.2 million. During the fourth quarter of fiscal 2003, the $2.9 writedown was reduced to $2.0 million. As of September 30, 2002, depreciation on these assets ceased.

4.             Inventories

(in millions)	December 31, 2003	June 30, 2003

Raw materials and supplies	$29.8	$30.7
Work in process	96.0	87.3
Finished and purchased products	66.0	62.9
Total inventory	$191.8	$180.9

5.             Other Current Assets

(in millions)	December 31, 2003	June 30, 2003

Derivative financial instruments	$25.5	$7.0
Prepaid taxes	3.0	2.6
Prepaid insurance	2.1	0.5
Company owned life insurance	1.7	0.9
Interest receivable	1.2	0.6
VEBA receivable	—	2.6
Other	7.3	6.9
	$40.8	$21.1

Carpenter uses derivative financial instruments to reduce certain risks.  Some of these instruments are commodity forwards and options to fix the price of a portion of anticipated future purchases of certain raw materials.  As of December 31, 2003 the value of our raw material commodity forwards increased due to the increase in the cost of these materials.

6.             Goodwill and Trademarks and Trade Names, Net

Goodwill

There was no change in goodwill during the six months ended December 31, 2003. At December 31, 2003, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively. Carpenter will conduct its annual impairment review during the fourth quarter of fiscal year 2004.

Trademarks and Trade Names, Net

(in millions)	December 31, 2003	June 30, 2003

Trademarks and trade names, at cost	$32.0	$32.0
Less accumulated amortization	7.2	6.6
Trademarks and trade names, net	$24.8	$25.4

Carpenter has recorded $0.3 and $0.6 million of amortization expense during the three and six months ended December 31, 2003 and 2002. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

7.             Accrued Liabilities

(in millions)	December 31, 2003	June 30, 2003

Compensation	$16.6	$13.5
Employee benefits	12.7	13.3
Income taxes	8.9	6.1
Interest	4.3	5.4
Derivative financial instruments	3.3	2.4
Professional services	1.5	1.0
Dividends payable	1.6	0.7
Taxes, other than income	1.4	2.4
Environmental costs	0.7	2.0
Other	13.4	13.4
	$64.4	$60.2

8.             Stockholders’ Equity Data

	December 31, 2003	June 30, 2003

Preferred shares issued	346.1	353.6

Common shares issued	23,510,318	23,451,719
Common shares in treasury	(1,098,055)	(1,114,849)

Net common shares outstanding	22,412,263	22,336,870

9.             Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter.  Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation.  No additional accrual was made during the three or six months ended December 31, 2003. An additional $1.0 million was accrued during the three months ended December 31, 2002 for a former manufacturing site of Talley Industries, Inc.  Also related to this site, a $1.0 million other asset was established during the three months ended December 31, 2002 for future considerations from the current owner and lien holders of the site.  No additional accrual was made during the six months ended December 31, 2002.  The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2003 was $6.4 million.  The estimated range at December 31, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.4 million and $11.0 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreement for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of December 31, 2003, there is approximately $2.0 of accrued liabilities recorded related to these indemnifications.

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

10.          Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”), which is intended in part, to assist certain employees with their future retiree medical obligations.  Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345% note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation.  At December 31, 2003, the ESOP held 346.1 shares of convertible preferred stock.  Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a price of $32.50 per common share upon conversion.  At December 31, 2003, $1.3 million was included in other noncurrent liabilities representing the amount that the actual common stock share value was below the guaranteed conversion share value.  The $1.3 million was comprised of a reduction in convertible preferred stock of $2.0 million offset by a reduction in deferred compensation of $0.7 million. At June 30, 2003, $7.6 million was included in other noncurrent liabilities.  The $7.6 million was comprised of a reduction in convertible preferred stock of $12.0 million, offset by a reduction in deferred compensation of $4.4 million.

11.          Other Income, Net

Other (income) expense, net consists of the following:

	Three months ended December 31,		Six months ended December 31,
(in millions)	2003	2002	2003	2002
Continued Dumping and Subsidy Offset Act receipt	$(5.2)	$(2.5)	$(5.2)	$(2.5)
Litigation recovery	(1.4)	(0.3)	(1.4)	(0.3)
Interest income	(0.5)	(0.4)	(1.0)	(0.7)
Loss on sale of fixed assets	0.3	0.5	0.4	0.6
Foreign exchange loss (gain)	0.2	(0.1)	(0.6)	0.1
Other	0.5	(0.3)	—	(0.5)
	$(6.1)	$(3.1)	$(7.8)	$(3.3)

12.          Business Segments

Carpenter is organized in the following business units:  Specialty Alloys Operations, Dynamet, Carpenter Powder Products, and Engineered Products.  For segment reporting, the Specialty Alloys Operations, Dynamet, and Carpenter Powder Products operating segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customer, distribution methods and economic characteristics.

On a consolidated basis and for the Specialty Metals segment, sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three and six months ended December 31, 2003, approximately 37% and 33% of sales were to two customers, respectively.

	Three Months Ended December 31		Six Months Ended December 31
(in millions)	2003	2002	2003	2002
Net sales:
Specialty Metals	$197.9	$178.9	$387.6	$364.9
Engineered Products	28.9	31.6	53.0	60.1
Intersegment	(0.5)	(0.3)	(1.0)	(0.9)
Consolidated net sales	$226.3	$210.2	$439.6	$424.1

Operating results:
Specialty Metals	$15.0	$4.8	$26.3	$7.7
Engineered Products	4.4	4.4	6.9	6.6
Net pension (expense) income	(4.4)	0.8	(8.8)	1.9
Corporate costs	(4.4)	(4.6)	(8.5)	(8.9)
Special charge	(2.3)	(12.9)	(2.3)	(27.0)
Interest expense	(6.2)	(7.8)	(12.5)	(15.8)
Other income, net	6.1	3.1	7.8	3.3
Consolidated income (loss) before income taxes	$8.2	$(12.2)	$8.9	$(32.2)

(in millions)	December 31, 2003	June 30, 2003

Total assets:
Specialty Metals	$1,013.8	$990.7
Engineered Products	75.6	74.5
Corporate assets	315.5	334.7
Consolidated total assets	$1,404.9	$1,399.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended December 31, 2003 vs. Three Months Ended December 31, 2002:

Our second fiscal quarter net income was $7.5 million, or $0.31 per diluted share, compared to a net loss in the prior year of $7.1 million or $0.34 per diluted share.  This year’s second quarter included $4.4 million of non-cash pension and retiree medical expenses.  The quarter a year ago benefited from non-cash, net pension income of $0.8 million.

In the current second quarter, we incurred a $2.3 million special charge for the $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans.  Our net loss in the prior year’s second quarter included a special charge of $12.9 million related primarily to severance and pension related costs of an early retirement program for certain production and maintenance employees.

Our net sales for the current second fiscal quarter were $226.3 million compared to $210.2 million for the same period a year ago.  Last year’s second quarter included $6.4 million from companies that were subsequently divested.

 Our stainless steel sales were flat with the same quarter a year ago.  We experienced stronger demand for some of our higher value stainless steel products sold to the automotive and industrial markets.  However, this was offset by a decline in demand for some of our lower value rod products and our decision to exit marginally profitable business.

Sales of our special alloys increased 25.1 percent in the second quarter from a year ago.  Stronger demand from the aerospace, power generation, automotive and oil and gas markets were the primary reasons for the increase.

Titanium alloy sales increased 9.6 percent from a year ago.  An increase in demand from the medical market benefited sales in the quarter.

By end use markets, sales to the aerospace and power generation markets increased 24.5 percent from the same period a year ago.  This is the second consecutive quarter in which our combined sales to these markets increased after six consecutive quarters of year-over-year declines.  While it is premature to declare that a recovery is underway in the aerospace market, we do believe that this market has stabilized.  Our increased sales to the power generation market were principally driven by scheduled maintenance projects and the sales of new industrial gas turbine capacity to Asia.

Sales to the automotive market increased 11.8 percent in the second quarter compared to a year ago.  Sales to this market, which have been relatively stable over the past several quarters, appear to be benefiting from a better balance of inventory and demand within the supply chain, the favorable effects of a weaker dollar as well as market share gains.

Sales to the industrial sector, which includes materials used in equipment and other capital goods applications, were essentially flat in the second quarter from the same period a year ago.

Sales to the consumer market declined 11.3 percent from a year ago partly due to lower sales of product sold to the electronic and durable goods markets.

Gross profit in the second quarter improved to $39.9 million or 17.6 percent of sales from $35.9 million or 17.1 percent of sales a year ago.  Our gross profit in the recent second quarter included non-cash pension and retiree medical expenses of $3.1 million or 1.4 percent of sales.  In the second quarter a year ago, our gross profit reflected pension income of $1.1 million or 0.5 percent of sales.

Our improvement in gross profit reflects a better product mix due to stronger demand from key markets, in addition to reduced labor costs from lower employment levels, realized operating efficiencies and better yields.  These improvements were partially offset by significantly higher raw material costs.

Our selling and administrative expenses for the second quarter were $29.0 million or 12.9 percent of sales versus $30.5 million or 14.5 percent of sales a year ago.  This amount includes a $1.0 million increase in non-cash pension and retiree medical expenses versus a year ago.  The decrease in selling and administrative expenses was primarily due to reduced professional fees ($0.5 million) and lower depreciation and amortization ($0.7 million).

Our interest expense of $6.2 million was $1.6 million lower than a year ago due to reduced debt levels and lower interest rates.

Other income was $6.1 million in the second quarter versus $3.1 million a year ago.  The current second quarter included $5.2 million received under the “Continued Dumping and Subsidy Offset Act of 2000”, which was higher than the $2.5 million received a year ago.  In addition, the current year’s quarter included a cash receipt pertaining to a class action lawsuit.

During the recent second quarter, we resolved an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable.  This had the effect of lowering our effective tax rate by 29.7 percent during the quarter.

Business Segment Results:

Specialty Metals Segment

Net sales for the quarter ended December 31, 2003 for our Specialty Metals segment, which includes our Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units, were $197.9 million or $19.0 million higher than in the same quarter a year ago.

SAO sales increased 10.8 percent from the same quarter a year ago due primarily to a better product mix, caused by increased sales of higher value special alloys and stainless steel to the aerospace, power generation and automotive markets.  Also contributing to the sales increase were selling price increases due to higher raw material costs.      SAO volume declined 6.5 percent due to reduced demand from certain consumer and industrial segments and an intentional reduction of marginally profitable products.  Sales of bar products experienced stronger demand for higher value materials from the aerospace, automotive and industrial markets in addition to market share increases.  Coil product sales were down during the quarter versus a year ago, primarily due to reduced volumes of lower value rod products.  Our forged bar and billet sales increased sharply during the quarter from a year ago.  These sales benefited from stronger demand by the power generation market and growth in the oil and gas market.  Dynamet’s sales increased 15.4 percent in the second quarter versus a year ago, largely related to increased volumes to the medical market.  CPP’s sales were 8.1 percent higher than a year ago.

Income for our Specialty Metals segment was $15.0 million, which was $10.2 million higher than last year.  This increase in income reflects an improved product mix, lower labor costs from reduced employment levels, better yields, realized operating efficiencies and lower selling and administrative expenses.  These improvements were partially offset by substantially higher raw material costs.

Engineered Products Segment

Sales for our Engineered Products Group were $29 million in the second quarter versus $32 million a year ago.  Adjusted for the sales of divested business units, this group of companies generated a 15.1 percent sales increase from the same period a year ago.  Collectively, this group of companies experienced sales increases to the aerospace, power generation, automotive and medical markets, which was partially offset by lower volumes to the consumer and industrial markets.  Our ceramics business benefited mostly from increased demand for cores used in the casting of turbine blades for military and commercial jet engines.

Income for our Engineered Products segment was $4.4 million in the second quarter or flat with a year ago.  Income in the quarter a year ago included $0.6 million from companies that were subsequently divested.

Results of Operations – Six Months Ended December 31, 2003 vs. Six Months Ended December 31, 2002:

Our net income for the first six months of the current fiscal year was $8.0 million or $0.32 per diluted share, compared with a net loss of $18.0 million or $0.85 per diluted share for the same period a year ago.  This year’s period included $8.8 million of non-cash pension and retiree medical expenses.  The period a year ago benefited from non-cash, net pension income of $1.9 million.

In the current year, we incurred a $2.3 million special charge for a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans.  Our net loss in the prior year’s six-month period included a special charge of $27.0 million associated with our cost reduction initiatives.

Net sales for the first six months of our current fiscal year were $439.6 million, compared with last year’s level of $424.1 million.  For the six-month period a year ago, sales included $11.5 million from companies that were subsequently divested.  This sales increase was primarily driven by stronger demand for higher valued products from the power generation, automotive and medical markets, which more than offset reduced demand from certain consumer and industrial segments.

Our gross profit in the six-month period improved to $73.9 million or 16.8 percent of sales from $69.5 million or 16.4 percent of sales a year ago.  The gross profit in the recent period included non-cash pension and retiree medical expenses of $6.2 million or 1.4 percent of sales.  A year ago, the gross profit reflected pension income of $2.4 million or 0.6 percent of sales.  The improvement in gross profit reflects a better product mix due to stronger demand from key markets, in addition to reduced labor costs from lower employment levels, realized operating efficiencies and better yields.  These improvements were partially offset by significantly higher raw material costs.

Selling and administrative expenses for the first six months decreased to $58.0 million or 13.2 percent of net sales versus $62.2 million or 14.7 percent of net sales a year ago. For the first six months of the current fiscal year, non-cash pension and retiree medical expenses included in selling and administrative expenses were $2.6 million versus $0.5 million a year ago.  The favorable impacts of lower salary and benefits ($2.7 million), depreciation and amortization ($1.1 million), and professional fees ($1.2 million) were the primary reasons for the decline.

Interest expense of $12.5 million was lower than last year by $3.3 million due to reduced debt levels and lower interest rates.

Other income was $7.8 million in the current year versus $3.3 million a year ago.  The current year included $5.2 million received under the “Continued Dumping and Subsidy Offset Act of 2000”, which was higher than the $2.5 million received a year ago.

During the current year, we resolved an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable.  Income tax benefits in the prior year included a $1.3 million benefit from research and development credits.

Business Segment Results:

Specialty Metals Segment

Net sales for the first six months of fiscal 2004 for our Specialty Metals segment were $387.6 million, compared to $364.9 million for the same period a year ago.  SAO sales increased 5.9 percent from a year ago, due to stronger demand from several key markets including aerospace, power generation and automotive.  SAO volume was 8.2 percent lower than last year, due to reduced demand from certain consumer and industrial segments and an intentional reduction in the sale of marginally profitable products.  Dynamet’s sales increased 11.2 percent during the first six months versus the same period a year ago.  The increase is due primarily to higher volumes sold to the medical and high performance motorsport markets.  CPP’s sales were 8.1 percent higher than a year ago.

                Income for our Specialty Metals segment was $26.3 million during the first six months of fiscal 2004 or $18.6 million higher than the same period a year ago. The increase reflects an improved product mix, lower labor costs from reduced employment levels, better yields, realized operating efficiencies and lower selling and administrative expenses.

Engineered Products Segment

Net sales for this segment through the first six months of fiscal 2004 were $53.0 million as compared to $60.1 million for the same period a year ago.  The period a year ago included $11.5 million from businesses that were subsequently divested.  This group of companies benefited from stronger demand from the aerospace, power generation, automotive and medical markets.  Income for our Engineered Products segment for the first six months of fiscal 2004 was $6.9 million versus $6.6 million for the same period a year ago.  Income in the period a year ago included $0.8 million from companies that were subsequently divested.  The increase in income was primarily associated with stronger demand from key markets and cost savings initiatives.

Net Pension Credit:

In the second quarter of fiscal 2004, we had non-cash pension and retiree medical expenses of $4.4 million or $0.12 per diluted share.  This compares to net pension income of $0.8 million or $0.02 per diluted share for the same quarter a year ago.  For the first six months of the current fiscal year, non-cash pension and retiree medical expenses were $8.8 million or $0.24 per diluted share.  For the first six months a year ago, we had net pension income of $1.9 million or $0.05 per diluted share.  The net pension amount is actuarially determined as of each June 30 and typically held constant throughout the fiscal year.  The pension expense is a non-cash item, as our defined benefit pension plan remains well funded and, as in prior years, we are not required to make a cash contribution to the plan.

The fiscal 2004 expense primarily results from the accumulated effect of investment losses from a decline in stock market returns.  The stock market performance coupled with the low interest rate environment resulted in a significant change in actuarial assumptions.  The changes made at June 30, 2003, included a reduction in the expected rate of return to 8.5 percent from 10.0 percent and a lowering of the discount rate to 6.0 percent from 7.25 percent, both of which had the effect of increasing our pension and retiree medical expenses.

Cash Flow and Financial Condition:

During fiscal 2003 and the first six months of fiscal 2004, we maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Free cash flow, defined as net cash provided before financing activities but after dividends and excluding the purchases and sales of marketable securities, was $9.4 million in the second quarter ended December 31, 2003, versus $17.2 million a year ago.

During the first six months of fiscal 2004, our free cash flow was $31.6 million versus $25.9 million a year ago. Cash from operations was $38.7 million for the recent six-month period.  For the same period last year, cash provided from operations was $40.5 million.  Capital expenditures for plant, equipment and software consumed $3.2 million in cash during fiscal 2004 versus $5.3 million a year ago.  Dividends were $4.5 million this year compared to $10.0 million last year.  Included in the prior year cash flow was an $11.2 million tax refund.

Total debt, net of cash and marketable securities and including amounts outstanding under our receivables purchase facility, was reduced to $321.3 million at December 31, 2003 or 39.0 percent of capital. This net debt level was $12 million lower than at the end of the previous quarter and $80 million lower than a year ago.

A component of our debt management strategy is to maintain a certain level of floating rate debt relative to our fixed rate debt. To achieve this targeted level, we use interest rate swaps.  These instruments will obligate us to pay a swap counterparty either a floating rate or fixed rate of interest.  At December 31, 2003, the company had interest rate swaps with a notional principal amount of $100.0 million.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs.  At the end of the second quarter, we had approximately $170.0 million available under our credit facilities.

Selected Financial Measures:

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

	Three Months Ended December 31		Six Months Ended December 31
(in millions)	2003	2002	2003	2002
FREE CASH FLOW

Net cash provided from operations	$12.6	$21.1	$38.7	$40.5
Net cash used for investing activities	(19.8)	(1.7)	(21.3)	(4.6)
Add back purchases of marketable securities	18.7	—	18.7	—
Less dividends paid	(2.1)	(2.2)	(4.5)	(10.0)
Free cash flow	$9.4	$17.2	$31.6	$25.9

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses.  It is management’s current intention to apply excess cash to the repayment of debt when economically feasible.

(in millions)	December 31, 2003	September 30, 2003	December 31, 2002
NET DEBT

Accounts receivable purchase facility	$10.0	$10.0	$10.0
Short-term debt	8.6	17.0	15.9
Current portion of long-term debt	0.1	0.1	50.1
Long-term debt, net of current portion	355.6	378.6	367.5
Total debt	374.3	405.7	443.5
Cash	(34.3)	(72.4)	(42.4)
Marketable securities	(18.7)	—	—
Net debt	$321.3	$333.3	$401.1

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash is expected to be used for debt repayment when economically feasible until a targeted debt to capital ratio is achieved.

Contingencies:

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us.  Neither the exact amount of remediation costs nor the final methods of their allocation among all designated PRPs at these Superfund sites have been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation.  No additional accrual was made during the three or six months ended December 31, 2003. An additional $1.0 million was accrued during the three months ended December 31, 2002 for a former manufacturing site of Talley Industries, Inc.  Also related to this site, a $1.0 million other asset was established during the three months ended December 31, 2002 for future considerations from the current owner and lien holders of the site.  No additional accrual was made during the six months ended December 31, 2002.  The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2003 was $6.4 million.  The estimated range at December 31, 2003 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.4 million and $11.0 million.

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

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in our Form 10-K for the year ended June 30, 2003, our Form 10-Q for the three months ended September 30, 2003, and our most recent registration statement on Form S-4 filed on September 16, 2003, as amended on October 3, 2003.  They include but are not limited to:  1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, all of which are subject to changes in general economic and financial market conditions; 2) our ability to ensure adequate supplies of raw materials and to recoup increased costs of electricity, natural gas, and raw materials, such as nickel, through increased prices and surcharges; 3) domestic and foreign excess manufacturing capacity for certain alloys that we produce; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain of our products; 5) the degree of success of government trade actions; 6) fluctuations in stock markets that could impact the valuation of the assets in our pension trusts and the accounting for pension assets; 7) the potential cost advantages that new competitors or competitors who have reorganized through bankruptcy may have; 8) the transfer of manufacturing capacity from the United States to foreign countries; 9) the consolidation of customers and suppliers; and 10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products.  Any of these factors could have an adverse and/or fluctuating effect on our results of operations.  The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We undertake no obligation to update or revise any forward-looking statements.

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Pending legal proceedings involve ordinary routine litigation incidental to our business.  There are no material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests of those of our subsidiaries.  There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

Voting results and a description of matters submitted to stockholders at Carpenter’s October 27, 2003 Annual Meeting of Stockholders were included in the Form 10-Q for the quarterly period ended September 30, 2003.  Part II, Item 4 of Carpenter’s Form 10-Q filed November 12, 2003 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

a.             Exhibits

31.1         Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2         Section 302 Certification of the Senior Vice President – Finance and Chief Financial Officer

32            Section 906 Certification

b.             Current Reports on Form 8-K were furnished or filed on behalf of Carpenter on October 27, 2003 and December 19, 2003. The Reports were dated October 27, 2003 and December 19, 2003, respectively.  The October report covered Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure and included Carpenter’s press release discussing first quarter results as an Exhibit.  The December report covered Item 5, Other Events and Regulation FD Disclosure, and Item 7, Financial Statements and Exhibits and included the press release discussing certain non-operating income items that arose during the second fiscal quarter ended December 31, 2003. No financial statements were filed with this Report.

Items 2, 3 and 5 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date:	February 11, 2004	/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance and Chief Financial Officer