Form 10-Q
period 2004-03-31
CARPENTER TECHNOLOGY CORP
filed 2004-05-12
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2004.

Common stock, $5 par value	22,809,111
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions, except share data)

	March 31 2004	June 30 2003
ASSETS
Current assets:
Cash and cash equivalents	$85.3	$53.5
Marketable securities	19.2	—
Accounts receivable, net	146.9	113.8
Inventories	183.0	180.9
Other current assets	30.9	21.1
Total current assets	465.3	369.3

Property, plant and equipment, net	619.1	651.7
Prepaid pension cost	248.6	253.7
Goodwill	46.3	46.3
Trademarks and trade names, net	24.6	25.4
Other assets	44.4	53.5

Total assets	$1,448.3	$1,399.9

LIABILITIES
Current liabilities:
Short-term debt	$2.6	$17.1
Current portion of long-term debt	0.1	0.1
Accounts payable	98.9	68.2
Accrued liabilities	80.0	60.2
Deferred income taxes	8.4	4.3
Total current liabilities	190.0	149.9
Long-term debt, net of current portion	357.5	378.9
Accrued postretirement benefits	185.9	182.4
Deferred income taxes	161.9	166.7
Other liabilities	37.3	47.4
Total liabilities	932.6	925.3

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares	21.3	10.2
Common stock – authorized 100,000,000 shares; issued 23,906,230 shares and 23,451,719 shares at March 31, 2004 and June 30, 2003, respectively, par value $5	119.5	117.3
Capital in excess of par value – common stock	208.6	199.8
Reinvested earnings	214.3	203.7
Common stock in treasury (1,097,892 shares and 1,114,849 shares at March 31, 2004 and June 30, 2003, respectively), at cost	(37.7)	(38.3)
Deferred compensation	(6.1)	(3.8)
Accumulated other comprehensive income (loss)	(4.2)	(14.3)
Total stockholders’ equity	515.7	474.6
Total liabilities and stockholders’ equity	$1,448.3	$1,399.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and nine months ended March 31, 2004 and 2003

(in millions, except per share data)

	Three Months		Nine Months
	2004	2003	2004	2003

NET SALES	$280.4	$234.6	$719.9	$658.7
Cost of sales	231.7	198.7	597.3	553.3
Gross profit	48.7	35.9	122.6	105.4

Selling and administrative expenses	29.8	28.1	87.8	90.3
Special charge	—	—	2.3	27.0
Interest expense	5.6	7.7	18.0	23.5
Other income, net	(0.5)	(1.1)	(8.2)	(4.4)

Income (loss) before income taxes	13.8	1.2	22.7	(31.0)
Income tax expense (benefit)	4.3	(0.5)	5.2	(14.6)

NET INCOME (LOSS)	$9.5	$1.7	$17.5	$(16.4)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.40	$0.06	$0.72	$(0.79)
Diluted	$0.39	$0.06	$0.72	$(0.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22.6	22.4	22.4	22.3
Diluted	23.6	22.4	23.3	22.3

Cash dividends per common share	$0.0825	$0.0825	$0.2475	$0.4950

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

for the three and nine months ended March 31, 2004 and 2003

(in millions)

	Three Months		Nine Months
	2004	2003	2004	2003

Net income (loss)	$9.5	$1.7	$17.5	$(16.4)
Unrealized gain on securities classified as available-for-sale	0.1	—	0.1	—
Net gains (losses) on derivative instruments, net of tax	(6.5)	0.8	9.6	2.1
Foreign currency translation, net of tax	0.3	(0.3)	0.4	0.2

Comprehensive income (loss)	$3.4	$2.2	$27.6	$(14.1)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the nine months ended March 31, 2004 and 2003

(in millions)

	2004	2003
OPERATIONS:
Net income (loss)	$17.5	$(16.4)
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation	36.9	40.5
Amortization of intangible assets	6.4	7.6
Deferred income taxes	(7.1)	(5.2)
Net pension expense (income)	13.2	(2.6)
Net loss (gain) on asset disposals	0.3	(0.4)
Special charge	—	23.9
Changes in working capital and other:
Receivables	(31.8)	3.9
Inventories	(1.9)	13.0
Other current assets	0.6	(1.5)
Accounts payable	34.3	(5.2)
Accrued current liabilities	19.3	(3.6)
Income tax refund	0.4	11.2
Other, net	0.7	(8.5)
Net cash provided from operations	88.8	56.7

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(5.2)	(6.8)
Proceeds from disposals of plant and equipment	2.3	2.3
Proceeds from sale of business	—	8.5
Purchases of marketable securities	(45.4)	—
Sales of marketable securities	26.2	—
Net cash (used for) provided from investing activities	(22.1)	4.0

FINANCING ACTIVITIES:
Net change in short-term debt	(15.1)	(1.8)
Payments on long-term debt	(20.1)	(11.1)
Checks not cleared	(3.7)	—
Dividends paid	(6.9)	(12.2)
Proceeds from issuance of common stock	11.0	—
Net cash used for financing activities	(34.8)	(25.1)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1

INCREASE IN CASH AND CASH EQUIVALENTS	31.8	35.7
Cash and cash equivalents at beginning of period	53.5	18.7
Cash and cash equivalents at end of period	$85.3	$54.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.  The June 30, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto, included in Carpenter’s fiscal year 2003 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Marketable Securities

Carpenter considers all highly liquid investments with an original maturity of more than three months when purchased to be marketable securities.  The Company has determined that all of its marketable securities are to be classified as available-for-sale. These securities are carried at market value, with the unrealized gains and losses reported in stockholders’ equity under the caption accumulated other comprehensive income (loss). Interest and dividends on securities classified as available-for-sale are included in other income.

Stock-Based Compensation

As of March 31, 2004, Carpenter had three stock-based employee compensation plans, which are described in detail in Note 15 of Carpenter’s fiscal year 2003 Annual Report on Form 10-K. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended March 31		Nine Months Ended March 31
(in millions, except per share data)	2004	2003	2004	2003

Net income (loss) as reported	$9.5	$1.7	$17.5	$(16.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.2)	(0.2)	(0.5)	(1.1)
Pro forma net income (loss)	$9.3	$1.5	$17.0	$(17.5)

Earnings (loss) per share:
Basic – as reported	$0.40	$0.06	$0.72	$(0.79)
Basic – pro forma	$0.39	$0.05	$0.70	$(0.84)

Diluted – as reported	$0.39	$0.06	$0.72	$(0.79)
Diluted – pro forma	$0.39	$0.05	$0.70	$(0.84)

New Accounting Pronouncements

Consolidation of Variable Interest Entities

The Financial Accounting Standards Board (“FASB”) issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” FIN 46 (“FIN 46R”) in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. All provisions of FIN 46R were effective beginning in the third quarter of fiscal 2004. The adoption of FIN 46R had no effect on the Company’s financial statements.

Medicare Prescription Drugs

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Carpenter sponsors retiree prescription drug programs for certain of its locations.

We are currently investigating various responses to this legislation as we await guidance from various governmental and regulatory agencies concerning additional requirements as well as the manner in which savings should be measured. That guidance, when issued, will include transition accounting for the benefits from the Act.  Therefore, the expected favorable impact of this Act is not reflected in these statements.

2.                                      Net Income (Loss) Per Common Share

The calculations of net income (loss) per share for the three and nine months ended March 31, 2004 and 2003 are shown below.  No calculations are presented for the diluted net income (loss) per share for the three or nine months ended March 31, 2003, since the assumed conversion of preferred shares and the exercise of 2.7 million stock options are anti-dilutive.

	Three Months Ended March 31		Nine Months Ended March 31
(in millions, except per share data)	2004	2003	2004	2003
Basic:
Net income (loss)	$9.5	$1.7	$17.5	$(16.4)
Dividends accrued on convertible preferred stock, net of tax benefits	(0.5)	(0.4)	(1.3)	(1.3)
Earnings (loss) available for common stockholders	$9.0	$1.3	$16.2	$(17.7)

Weighted average number of common shares outstanding	22.6	22.4	22.4	22.3
Basic net income (loss) per share	$0.40	$0.06	$0.72	$(0.79)

Diluted:
Net income	$9.5		$17.5
Assumed shortfall between common and preferred dividend	(0.2)		(0.7)
Earnings available for common stockholders	$9.3		$16.8

Weighted average number of common shares outstanding	22.6		22.4
Assumed conversion of preferred shares	0.7		0.7
Effect of shares issuable under stock option plans	0.3		0.2
Weighted average common shares	23.6		23.3
Diluted net income (loss) per share	$0.39	$0.06	$0.72	$(0.79)

3.                                      Special Charge

Fiscal Year 2004

During the second quarter of fiscal 2004, Carpenter incurred a pre-tax special charge of $2.3 million. The components of this special charge are indicated below:

(in millions)
Early retirement of debt	$1.5
Termination of interest rate swaps	0.8
Special charge	$2.3

•                  Early retirement of debt: In December 2003, Carpenter purchased $20 million of previously issued, 6.95% Series A Medium Term Notes on the open market. The $1.5 million special charge relates primarily to the difference between the fair market value and the par value of the notes in addition to the premium paid and unamortized issue costs associated with the notes.

•                  Termination of interest rate swaps: Carpenter terminated interest rate swaps associated with the repayment of foreign currency loans classified as short-term debt.

Fiscal Year 2003

During the nine months ended March 31, 2003, Carpenter incurred a pre-tax special charge of $27.0 million. These charges were related to the Company’s strategy to reduce costs and improve operational effectiveness.  The components of this special charge are indicated below:

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

•                  Curtailment loss: This item is related to the effects of the above workforce reduction on the qualified pension plan.  The curtailment loss is comprised of increases to the projected benefit obligations and recognition of related prior service costs. As a result of this charge, the prepaid pension cost account on the consolidated balance sheet has been correspondingly reduced by $6.7 million.

•                  Writedown of certain assets: Prior to the writedown, the net book value of these assets was $5.2 million. These assets were sold during the fourth quarter of fiscal year 2003 for $3.2 million. During the fourth quarter of fiscal 2003, the $2.9 million writedown was reduced to $2.0 million. As of September 30, 2002, depreciation on these assets ceased.

The major components of the fiscal 2003 special charge and the remaining outstanding balances at March 31, 2003 are as follows:

(in millions)	Termination Benefits	Curtailment Loss	Asset Writedowns	Total
June 30, 2002	$—	$—	$—	$—
Special charge	11.2	—	2.9	14.1
Payments	(0.7)	—	—	(0.7)
Transfers against assets	(9.2)	—	(2.9)	(12.1)
September 30, 2003	1.3	—	—	1.3
Special charge	6.2	6.7	—	12.9
Payments	(1.3)	(6.7)	—	(8.0)
Transfers against assets	(5.1)	—	—	(5.1)
December 31, 2003	1.1	—	—	1.1
Special charge	—	—	—	—
Payments	(0.6)	—	—	(0.6)
March 31, 2003	$0.5	$—	$—	$0.5

4.                                      Inventories

(in millions)	March 31, 2004	June 30, 2003

Raw materials and supplies	$29.6	$30.7
Work in process	93.8	87.3
Finished and purchased products	59.6	62.9
Total inventory	$183.0	$180.9

5.                                      Other Current Assets

(in millions)	March 31, 2004	June 30, 2003

Derivative financial instruments	$17.6	$7.0
Prepaid taxes	2.8	2.6
Prepaid insurance	1.5	0.5
Company owned life insurance	1.4	0.9
Interest receivable	0.2	0.6
VEBA receivable	—	2.6
Other	7.4	6.9
	$30.9	$21.1

Carpenter uses derivatives to reduce certain risks.  These instruments are forwards or options that primarily fix the price of a portion of future purchases of certain raw materials.  As of March 31, 2004 the value of the raw material forwards increased due to the increase in the cost of these materials.

6.                                      Goodwill and Trademarks and Trade Names, Net

Goodwill

There was no change in goodwill during the nine months ended March 31, 2004. At March 31, 2004, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively. Carpenter will conduct its annual impairment review during the fourth quarter of fiscal year 2004.

Trademarks and Trade Names, Net

(in millions)	March 31, 2004	June 30, 2003

Trademarks and trade names, at cost	$32.0	$32.0
Less accumulated amortization	7.4	6.6
Trademarks and trade names, net	$24.6	$25.4

Carpenter has recorded $0.3 and $0.8 million of amortization expense during the three and nine months ended March 31, 2004 and 2003. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

7.                                      Investments in Marketable Securities

The fair value of the Company’s investments in marketable securities is based on quoted market prices as of March 31, 2004.  The following is a summary of marketable securities, all of which are classified as available-for-sale, as of March 31, 2004:

(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$4.9	$14.2	$19.1
Unrealized gains	—	0.1	0.1
Estimated fair value	$4.9	$14.3	$19.2

Due in less than one year	$2.4	$5.8	$8.2
Due in one through three years	2.5	8.5	11.0
	$4.9	$14.3	$19.2

For the three and nine months ended March 31, 2004, proceeds from sales of marketable securities were $26.2 million.  Realized losses on these sales were less than $0.1 million.

8.                                      Accrued Liabilities

(in millions)	March 31, 2004	June 30, 2003

Compensation	$25.8	$13.5
Employee benefits	10.5	13.3
Income taxes	17.0	6.1
Interest	6.8	5.4
Derivative financial instruments	2.3	2.4
Professional services	0.8	1.0
Dividends payable	0.3	0.7
Taxes, other than income	3.0	2.4
Environmental costs	1.1	2.0
Other	12.4	13.4
	$80.0	$60.2

9.                                      Income Taxes

During the nine months ended March 31, 2004, Carpenter resolved an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable.  Carpenter’s prior year tax benefit included a $2.1 million benefit from research and development credits.  Of this amount, $0.8 million was included in the three months ended March 31, 2003.

10.                               Stockholders’ Equity Data

	March 21, 2004	June 30, 2003

Preferred shares issued	340.4	353.6

Common shares issued	23,906,230	23,451,719
Common shares in treasury	(1,097,892)	(1,114,849)

Net common shares outstanding	22,808,338	22,336,870

11.                               Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and nine months ended March 31, 2004 and 2003 is as follows:

Three months ended March 31:

	Pension Plans		Other Postretirement Plans
(in millions)	2004	2003	2004	2003
Service cost	$4.1	$3.6	$0.7	$0.6
Interest cost	10.4	10.6	3.0	3.8
Expected return on plan assets	(14.9)	(18.5)	(0.4)	(0.7)
Amortization of net loss	2.4	—	0.9	0.1
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(0.5)
Net expense (credit)	$2.2	$(4.1)	$2.2	$3.3

	Pension Plans		Other Postretirement Plans
(in millions)	2004	2003	2004	2003
Classified as:
Cost of sales	$1.3	$(3.6)	$1.8	$2.6
Selling and administrative expenses	0.9	(0.5)	0.4	0.7
	$2.2	$(4.1)	$2.2	$3.3

Nine months ended March 31:

	Pension Plans		Other Postretirement Plans
(in millions)	2004	2003	2004	2003
Service cost	$12.2	$10.9	$2.1	$1.8
Interest cost	31.2	31.7	9.0	11.3
Expected return on plan assets	(44.4)	(55.4)	(1.2)	(2.3)
Amortization of net loss	7.1	—	2.7	0.3
Amortization of prior service cost (benefit)	0.5	0.5	(6.0)	(1.4)
Net expense (credit)	$6.6	$(12.3)	$6.6	$9.7

	Pension Plans		Other Postretirement Plans
(in millions)	2004	2003	2004	2003
Classified as:
Cost of sales	$4.1	$(11.2)	$5.3	$7.8
Selling and administrative expenses	2.5	(1.1)	1.3	1.9
	$6.6	$(12.3)	$6.6	$9.7

Carpenter’s pension plan remains well funded, and the company is not required to make a cash contribution to the plan.  During the fourth quarter, Carpenter expects to make a $25 million voluntary contribution to a trust to fund future retiree medical expenses.

12.                               Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter.  Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation.  No additional accrual was made during the three or nine months ended March 31, 2004. An additional $1.0 million was accrued during the nine months ended March 31, 2003 for a former manufacturing site of Talley Industries, Inc.  Also related to this site, $1.0 million was established during the nine months ended March 31, 2003 for future considerations from the current owner and lien holders of the site and was included in Other Assets on the Consolidated Balance Sheet. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2004 was $6.3 million.  The estimated range at March 31, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.3 million and $10.7 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreement for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of March 31, 2004, there is approximately $2.0 million of accrued liabilities recorded related to these indemnifications.

Other

Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, personal injury claims and tax issues.  Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable.  The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

13.                               Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”), which is intended in part, to assist certain employees with their future retiree medical obligations.  Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345% note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation.  At March 31, 2004, the ESOP held 340.4 shares of convertible preferred stock.  Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a price of $32.50 per common share upon conversion.  At June 30, 2003, $7.6 million was included in other noncurrent liabilities representing the amount that the actual common stock share value was below the guaranteed conversion share value.  The $7.6 million was comprised of a reduction in convertible preferred stock of $12.0 million offset by a reduction in deferred compensation of $4.4 million. At March 31, 2004, no amount is included in other noncurrent liabilities as the actual share price on that date exceeded the guaranteed conversion share value of $32.50.

14.                               Other Income, Net

Other (income) expense, net consists of the following:

	Three months ended March 31,		Nine months ended March 31,
(in millions)	2004	2003	2004	2003
Continued Dumping and Subsidy Offset Act receipt	$—	$—	$(5.2)	$(2.5)
Litigation recovery	—	—	(1.4)	(0.3)
Interest income	(0.4)	(0.3)	(1.4)	(1.1)
Loss on sale of fixed assets	0.1	0.1	0.5	0.7
Foreign exchange loss (gain)	0.2	—	(0.5)	0.1
Gain on sale of business	—	(0.9)	—	(1.0)
Other	(0.4)	—	(0.2)	(0.3)
	$(0.5)	$(1.1)	$(8.2)	$(4.4)

15.                               Business Segments

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

On a consolidated basis and for the Specialty Metals segment, sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three and nine months ended March 31, 2004, approximately 20 percent and 12 percent of sales were to one customer, respectively.

	Three Months Ended March 31		Nine Months Ended March 31
(in millions)	2004	2003	2004	2003
Net sales:
Specialty Metals	$253.2	$204.3	$640.8	$569.2
Engineered Products	28.0	31.1	81.0	91.2
Intersegment	(0.8)	(0.8)	(1.9)	(1.7)
Consolidated net sales	$280.4	$234.6	$719.9	$658.7

Operating results:
Specialty Metals	$24.0	$8.1	$50.3	$15.8
Engineered Products	4.2	2.8	11.2	9.4
	28.2	10.9	61.5	25.2
Net pension (expense) income	(4.4)	0.8	(13.2)	2.6
Corporate costs	(4.9)	(3.9)	(13.5)	(12.7)
Special charge	—	—	(2.3)	(27.0)
Interest expense	(5.6)	(7.7)	(18.0)	(23.5)
Other income, net	0.5	1.1	8.2	4.4
Consolidated income (loss) before income taxes	$13.8	$1.2	$22.7	$(31.0)

(in millions)	March 31, 2004	June 30, 2003

Total assets:
Specialty Metals	$1,004.7	$990.7
Engineered Products	78.1	74.5
Corporate assets	365.5	334.7
Consolidated total assets	$1,448.3	$1,399.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003:

Our third fiscal quarter net income was $9.5 million, or $0.39 per diluted share, compared to $1.7 million or $0.06 per diluted share a year ago.  This year’s third quarter included $4.4 million of non-cash pension and retiree medical expenses.  The quarter a year ago benefited from non-cash, net pension income of $0.8 million. These results reflected strong sales growth, continued improvement in operating performance and significant free cash flow generation.  This improvement was achieved despite an escalation in the costs of raw materials and energy.

Net sales for the current third fiscal quarter were $280.4 million compared to $234.6 million for the same period a year ago.  Our sales growth in the quarter reflected improved demand across most of our end-use markets including aerospace, power generation, automotive and medical.  The increase also reflected the effect of recent price actions including the pass through of escalating raw material and energy costs.  A weaker U.S. dollar also resulted in international sales that were 36 percent higher than a year ago.

Our stainless steel sales were 23 percent above the third quarter a year ago.  Stronger demand from the automotive and industrial markets benefited sales.  The increase also reflected higher selling prices and surcharges to cover the rising costs of raw materials and energy.  The increased sales of stainless products was partially offset by reduced volume of lower value rod products, which declined primarily as a result of our decision to exit marginally profitable business.

Sales of our special alloys were 19 percent above the third quarter from a year ago.  Stronger demand from the aerospace, power generation, and automotive markets and higher selling prices were the major contributors.

Titanium alloy sales were 12 percent more than a year ago due to increased sales to the medical market.

Sales of ceramic and other materials increased 6 percent from the quarter a year ago.  Higher sales to the aerospace and power generation markets were the primary contributors.

By end use markets, sales to the aerospace and power generation markets increased 12 percent from the same period a year ago.  This is the third consecutive quarter in which combined sales to these markets improved over the same period a year earlier.  We believe that the increase in aerospace sales is driven primarily by spares for commercial and military aircraft engines.  Our increased sales to the power generation market were driven by scheduled maintenance projects and the sale of new industrial gas turbine capacity to Asia.

Sales to the automotive market were 34 percent above the third quarter a year ago.  The increase was largely due to strong demand for higher value materials used in engine components.  Sales to this market also benefited from a weak dollar and domestic production of automotive engines.

Sales to the medical market were 34 percent above a year ago reflecting strong demand and market share gains.

Sales to the industrial sector, which includes materials used in equipment and other capital goods applications, increased 21 percent in the third quarter from the same period a year ago.  We believe this reflects market share gains and increased capital investments by the manufacturing sector as a result of the strengthening economy.

Sales to the consumer market were 15 percent better than a year ago, due to stronger demand for products used in consumer durable and electronic applications.

Gross profit in the third quarter improved to $48.7 million or 17.4 percent of sales from $35.9 million or 15.3 percent of sales a year ago.  Our gross profit in the recent third quarter included non-cash pension and retiree medical expenses of $3.1 million or 1.1 percent of sales.  In the third quarter a year ago, our gross profit reflected pension income of $1.0 million or 0.4 percent of sales.

Our improvement in gross profit is attributed to the combined effects of reduced labor costs from lower employment levels, realized operating efficiencies and productivity improvements and a better product mix.  This operating performance was strong enough to offset the lag effect between the immediate recognition of higher raw material and energy costs due to our LIFO inventory accounting method, and the recovery of these costs through price increases.  Raw material prices increased in excess of $25 million in the current third quarter over the comparable period a year ago.

Selling and administrative expenses of $29.8 million were 10.6 percent of sales versus $28.1 million or 12.0 percent of sales in the quarter a year ago.  Selling and administrative expenses included non-cash pension and retiree medical expenses of $1.3 million in the current third quarter versus $0.3 million in the quarter a year ago.  The increase in selling and administrative expenses reflected higher employee variable compensation costs and the increased non-cash pension and retiree medical expenses from a year ago, partially offset by lower depreciation ($1.8 million) and reduced professional fees ($0.9 million).

Our interest expense of $5.6 million was $2.1 million lower than a year ago due to reduced debt levels and lower interest rates.

Other income for the quarter was $0.5 million, compared to $1.1 million a year ago.  Last year’s third quarter included $0.9 million from a gain on the sale of a business.

In the third quarter of fiscal 2003, income tax expense included a $0.8 million tax credit related to research and development efforts in a prior fiscal year.

Business Segment Results:

Specialty Metals Segment

Net sales for the quarter ended March 31, 2004 for the Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units, were $253.2 million or $48.9 million higher than in the same quarter a year ago.

SAO sales increased 25 percent from the same quarter a year ago due to a better product mix and pricing actions, including the pass through of escalating raw material and energy costs.  In addition, SAO volume increased 8 percent. Sales of bar products experienced a significant increase in volume as a result of strong demand from the automotive and industrial markets for higher value materials. Our forged bar and billet products realized a solid increase in volume from a year ago due to stronger demand from the aerospace market.  Sales for coil products increased at a double-digit rate despite a decline in volume, reflecting a much improved product mix due to a decision to eliminate sales of marginally profitable products. Coil product sales benefited from increased demand for higher value strip material used in electronics and other engineering applications.

At Dynamet, which primarily sells titanium products, sales increased 13 percent in the third quarter from the same quarter a year ago. The increase was driven primarily by stronger demand and share gains in the medical market. Dynamet’s initiatives to diversify its business portfolio towards non-aerospace materials continues to gain momentum.  CPP’s sales were 11 percent higher than a year ago due also to increased volume and pricing actions.

Income for the Specialty Metals segment was $24.0 million, compared to $8.1 million a year ago. The increase in income reflects lower costs through realized operating efficiencies, including better yields and improved productivity, and reduced selling and administrative expenses. In addition to increased volume and a better product mix, income benefited from our ongoing focus on lean and variation reduction initiatives.

Engineered Products Segment

Net sales for this segment, which includes sales of fabricated metal and ceramic components, were $28.0 million, compared to $31.1 million a year ago.  Last year’s third quarter included $1.4 million in sales from businesses that were subsequently divested. Certech, which is the largest business within this Group, experienced strong demand for its ceramic cores used in the casting of turbine blades for the aerospace and power generation markets.  This growth was offset by lower sales to the nuclear market at another business unit.

Income for the Engineered Products segment increased to $4.2 million in the third quarter from $2.8 million a year ago.  The increase primarily reflected improved operating efficiencies and the benefit of lean and variation reduction initiatives.

Results of Operations – Nine Months Ended March 31, 2004 vs. Nine Months Ended March 31, 2003:

Our net income for the first nine months of the current fiscal year was $17.5 million or $0.72 per diluted share, compared with a net loss of $16.4 million or $0.79 per diluted share for the same period a year ago.  This year’s period included $13.2 million of non-cash pension and retiree medical expenses.  The period a year ago benefited from non-cash, net pension income of $2.6 million.

In the current year, we incurred a $2.3 million special charge as a result of a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans.  Our net loss in the prior year’s nine-month period included a special charge of $27.0 million associated with our cost reduction initiatives.

Net sales for the first nine months of our current fiscal year were $719.9 million, compared with last year’s level of $658.7 million. This sales increase was primarily driven by stronger demand for higher valued products from the aerospace, power generation, automotive and medical markets.  For the nine-month period a year ago, sales included $12.9 million from companies that were subsequently divested.

Our gross profit in the nine-month period improved to $122.6 million or 17.0 percent of sales from $105.4 million or 16.0 percent of sales a year ago.  The gross profit in the recent period included non-cash pension and retiree medical expenses of $9.4 million or 1.3 percent of sales.  A year ago, the gross profit reflected non-cash pension income of $3.4 million or 0.5 percent of sales.  Our improvement in gross profit is attributed to the combined effects of reduced labor costs from lower employment levels, realized operating efficiencies, productivity improvements and a better product mix.

Selling and administrative expenses for the first nine months of $87.8 million were 12.2 percent of net sales compared to $90.3 million or 13.7 percent of net sales a year ago. For the first nine months of the current fiscal year, non-cash pension and retiree medical expenses included in selling and administrative expenses were $3.9 million versus $0.8 million a year ago.  The favorable impacts of lower depreciation and amortization ($2.9 million) and professional fees ($2.1 million) were the primary reasons for the decline.

Interest expense of $18.0 million was lower than last year by $5.5 million due to reduced debt levels and lower interest rates.

Other income was $8.2 million in the current year versus $4.4 million a year ago.  The current year included $5.2 million received under the “Continued Dumping and Subsidy Offset Act of 2000”, which was higher than the $2.5 million received a year ago.

During the current year, we resolved an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable.  Income tax benefits in the prior year included a $2.1 million benefit from research and development credits.

Business Segment Results:

Specialty Metals Segment

Net sales for the first nine months of fiscal 2004 for our Specialty Metals segment were $640.8 million, compared to $569.2 million for the same period a year ago.  SAO sales increased 13 percent from a year ago, due to stronger demand from key markets.  SAO volume was 3 percent lower than last year, due to an intentional reduction in the sale of marginally profitable products.  Dynamet’s sales increased 17 percent during the first nine months versus the same period a year ago.  The increase is due primarily to higher volumes sold to the medical market and pricing actions.  CPP’s sales were 9 percent higher than a year ago due also to increased volume and pricing actions.

                Income for our Specialty Metals segment was $50.3 million for the first nine months of fiscal 2004 or $34.5 million higher than the same period a year ago. The increase in income reflects lower costs through realized operating efficiencies, including better yields and improved productivity, and reduced selling and administrative expenses.

Engineered Products Segment

Net sales for this segment through the first nine months of fiscal 2004 were $81.0 million as compared to $91.2 million for the same period a year ago. This group of companies benefited from stronger demand from the medical, automotive, and aerospace markets.  The period a year ago included $12.9 million from businesses that were subsequently divested.  Income for our Engineered Products segment for the first nine months of fiscal 2004 was $11.2 million versus $9.4 million for the same period a year ago.  Income in the period a year ago included $0.8 million from companies that were subsequently divested.  The increase in income was primarily associated with cost savings from lean and variation reduction initiatives.

Net Pension Credit:

In the third quarter of fiscal 2004, we had non-cash pension and retiree medical expenses of $4.4 million or $0.12 per diluted share.  This compares to net pension income of $0.8 million or $0.02 per diluted share for the same quarter a year ago.  For the first nine months of the current fiscal year, non-cash pension and retiree medical expenses were $13.2 million or $0.36 per diluted share.  For the same period a year ago, we had net pension income of $2.6 million or $0.07 per diluted share.  The net pension amount is actuarially determined as of each June 30 and typically held constant throughout the fiscal year.

The fiscal 2004 expense primarily results from the accumulated effect of investment losses from a decline in stock market returns.  The stock market performance coupled with the low interest rate environment resulted in a significant change in actuarial assumptions.  The changes made at June 30, 2003, included a reduction in the expected rate of return to 8.5 percent from 10.0 percent and a lowering of the discount rate to 6.0 percent from 7.25 percent, both of which had the effect of increasing our pension and retiree medical expenses during 2004.

Our pension plan remains well funded and we are not required to make a cash contribution to the plan.  During the fourth quarter, Carpenter expects to make a $25 million voluntary contribution to a trust to fund future retiree medical expenses.  At this time, holding all market conditions constant and including the projected favorable impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, we would expect our net pension expense to be reduced in fiscal 2005.

Cash Flow and Financial Condition:

During fiscal 2003 and the first nine months of fiscal 2004, we maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Free cash flow, defined as net cash provided before financing activities but after dividends and excluding the purchases and sales of marketable securities, was $47.4 million in the third quarter ended March 31, 2004, versus $22.6 million a year ago.

During the first nine months of fiscal 2004, our free cash flow was $79.0 million versus $48.5 million a year ago.  Cash from operations was $88.8 million for the recent nine-month period.  For the same period last year, cash provided from operations was $56.7 million.  Capital expenditures for plant, equipment and software consumed $5.2 million in cash during fiscal 2004 versus $6.8 million a year ago.  Dividends were $6.9 million this year compared to $12.2 million last year.  Included in the prior year cash flow was an $11.2 million tax refund and $8.5 million proceeds on the sale of businesses.

Accounts receivable were $19.8 million higher than a year ago due to the increased level of sales.  However, days sales outstanding, including receivables outstanding under a receivables purchase facility, were reduced to 48 days from 50 days a year ago.  Inventories of $183.0 million were slightly higher than a year ago, although inventory turns of 2.5x were the same as at the end of the third quarter a year ago.

Net debt, defined as total debt, net of cash and marketable securities and including amounts outstanding under our receivables purchase facility, was reduced to $265.7 million at March 31, 2003 or 34 percent of total capital. This net debt level was $55.6 million lower than at the end of the previous quarter and $113.7 million lower than a year ago.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs.  At the end of the third quarter, we had approximately $170.0 million available under our credit facilities.

Non-GAAP Financial Measures:

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

	Three Months Ended March 31		Nine Months Ended March 31
(in millions)	2004	2003	2004	2003
FREE CASH FLOW

Net cash provided from operations	$50.1	$16.2	$88.8	$56.7
Purchases of plant, equipment and software	(2.0)	(1.5)	(5.2)	(6.8)
Proceeds from sale of business	—	8.5	—	8.5
Proceeds from disposals of plant & equipment	1.7	1.6	2.3	2.3
Dividends paid	(2.4)	(2.2)	(6.9)	(12.2)
Free cash flow	$47.4	$22.6	$79.0	$48.5

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses.  It is management’s current intention to apply excess cash to the repayment of debt when economically feasible.

Net cash provided from operations includes the addition of depreciation and amortization to net income. The level of purchases of property, equipment and software was considerably lower than the level of depreciation and amortization in fiscal years 2002 through 2004, due primarily to the significant level of capital expenditures in fiscal years 1997 through 2001.  The current level may not be indicative of future purchase levels.

(in millions)	March 31, 2004	December 31, 2003	March 31, 2003
NET DEBT

Accounts receivable purchase facility	$10.0	$10.0	$10.0
Short-term debt	2.6	8.6	16.2
Current portion of long-term debt	0.1	0.1	50.1
Long-term debt, net of current portion	357.5	355.6	357.5
Total debt	370.2	374.3	433.8
Cash	(85.3)	(34.3)	(54.4)
Marketable securities	(19.2)	(18.7)	—
Net debt	$265.7	$321.3	$379.4

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash is expected to be used for debt repayment when economically feasible until a targeted debt to capital ratio is achieved.

Contingencies:

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter.  Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation.  No additional accrual was made during the three or nine months ended March 31, 2004. An additional $1.0 million was accrued during the nine months ended March 31, 2003 for a former manufacturing site of Talley Industries, Inc.  Also related to this site, $1.0 million was established during the nine months ended March 31, 2003 for future considerations from the current owner and lien holders of the site and was included in Other Assets on the Consolidated Balance Sheet. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2004 was $6.3 million.  The estimated range at March 31, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned operating facilities is between $6.3 million and $10.7 million.

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

Other

We are also defending various claims and legal actions, and are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, personal injury claims and tax issues.  We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable.  The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

Outlook:

We expect that our results will increasingly reflect our efforts to align product pricing with the value delivered and to focus on those products in which the company can most profitably compete globally. We are encouraged by the cost reductions and operating improvements made during the past several quarters and believe that there is substantial opportunity for further improvement through a continuous focus on lean and variation reduction initiatives.

In addition to these initiatives, we expect that our operating performance will continue to benefit from the recovery in our markets.

•                  Our aerospace business continues to experience a modest increase in activity for jet engine materials. Demand for military spares has contributed to this increase.

•                  Our medical business sales are benefiting from market share gains in addition to a general lift in demand.

•                  Our automotive business remains strong, especially for higher value engine component materials.

•                  Our consumer and industrial business is also improving as most sectors within these markets are strengthening.

•                  Our power generation business experienced another quarter of healthy sales increases. We believe that most of this demand was due to major scheduled maintenance projects and, therefore, we remain cautious about the future demand in this market.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in our Form 10-K for the year ended June 30, 2003, our Form 10-Q for the three months ended December 31, 2003, and our most recent registration statement on Form S-4 filed on September 16, 2003, as amended on October 3, 2003.  They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, all of which are subject to changes in general economic and financial market conditions; 2) our ability to ensure adequate supplies of raw materials and to recoup increased costs of electricity, natural gas, and raw materials, such as nickel, through increased prices and surcharges; 3) domestic and foreign excess manufacturing capacity for certain metals that we produce; 4) fluctuations in currency exchange rates, resulting in increased competition and downward pricing pressure on certain of our products; 5) the degree of success of government trade actions; 6) fluctuations in capital markets that could impact the valuation of the assets in our pension trusts and the accounting for pension plans; 7) the potential cost advantages that new competitors or competitors who have reorganized through bankruptcy may have; 8) the transfer of manufacturing capacity from the United States to foreign countries; 9) the consolidation of customers and suppliers; and 10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products.  Any of these factors could have an adverse and/or fluctuating effect on our results of operations.  The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We undertake no obligation to update or revise any forward-looking statements.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 9 of Carpenter’s fiscal year 2003 Annual Report on Form 10-K.  There have been no significant changes to our policies or procedures related to derivative instruments.  Assuming on March 31, 2004 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, (c) a 10 percent increase in our annual interest rate on short-term debt, our results of operations would not have been materially affected, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business.  There are no material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests of those of our subsidiaries.  There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 6.  Exhibits and Reports on Form 8-K

a.                                       Exhibits

31.1                           Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2                           Section 302 Certification of the Senior Vice President – Finance and Chief Financial Officer

32                                    Section 906 Certification

b.                                      Current Reports on Form 8-K were furnished or filed on behalf of Carpenter on January 23, 2004 and February 10, 2004. The Reports were dated January 23, 2004 and February 10, 2004, respectively.  The January report covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition and included Carpenter’s press release discussing second quarter results as an Exhibit.  The February report covered Item 4. Change in Registrant’s Certifying Accountant and Item 7. Financial Statements and Exhibits. The Report disclosed Carpenter’s replacement of PricewaterhouseCoopers LLP and the appointment of Beard Miller Company as independent accountant for the Savings Plan of Carpenter Technology Corporation. PricewaterhouseCoopers LLP will continue to act as the principal accountant to audit Carpenter’s consolidated financial statements. The Report included a letter from PricewaterhouseCoopers LLP concerning the change in certifying accountant as an Exhibit.  No financial statements were filed with these Reports.

Items 2, 3, 4 and 5 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date:	May 12, 2004	s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance
and Chief Financial Officer