Form 10-K
period 2004-06-30
CARPENTER TECHNOLOGY CORP
filed 2004-09-03
CIK 17843

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2004

Commission file number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 14662, Reading, PA	19612
(Address of principal executive offices)	(Zip Code)

610-208-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $5 per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒.    No  ☐.

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

As of August 27, 2004, 23,782,899 shares of Common Stock of Carpenter Technology Corporation were outstanding. The aggregate market value of Common Stock held only by non-affiliates was $1,043,458,475 (based upon its closing transaction price on the Composite Tape on August 27, 2004).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2004 definitive Proxy Statement, dated September 22, 2004.

The Exhibit Index appears on pages E-1 to E-5.

PART I

Item 1. Business

(a)	General Development of Business:

Carpenter Technology Corporation (“Carpenter”), incorporated in 1904, is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. We made no significant changes in the form of our organization or mode of conducting business during the year ended June 30, 2004.

(b)	Financial Information About Segments:

We are organized in the following business units: Specialty Alloys Operations, Dynamet, Carpenter Powder Products, and Engineered Products. For segment reporting, the Specialty Alloys Operations, Dynamet, and Carpenter Powder Products segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics. See note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

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

Our Specialty Metals segment includes the manufacturing and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from our production plants and distribution network as well as through independent distributors.

Our Engineered Products segment includes the manufacture and sale of structural ceramic products, ceramic cores for the investment casting industry, tubular metal products for nuclear and aerospace applications and custom shaped bar.

Our major classes of products are:

Stainless steels –

A broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

Special alloys –

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

Ceramics and other materials –

Certain engineered products, including ceramic cores for investment castings ranging from small simple configurations to large complex shapes and structural ceramic components, precision welded tubular products, as well as drawn solid tubular shapes.

Titanium products –

A corrosion resistant, highly specialized metal with a combination of high strength and low density. Most common uses are in aircraft, medical devices, sporting equipment and chemical and petroleum processing.

Tool and other steels –

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

The amounts and percentages of our net sales contributed by our major classes of products for the last three fiscal years are summarized in the following table:

($ in millions)	2004		2003		2002
Stainless Steels	$447.8	44%	$392.8	45%	$395.7	40%
Special alloys	369.6	37	291.7	33	367.9	38
Ceramics and other materials	82.9	8	83.2	10	94.0	10
Titanium products	73.4	7	66.6	8	82.5	8
Tool and other steels	43.0	4	36.8	4	37.0	4

Total net sales	$1,016.7	100%	$871.1	100%	$977.1	100%

(3)	Raw Materials:

Our Specialty Metals segment depends on continued delivery of critical raw materials for its day-to-day operations. These raw materials include nickel, ferrochrome, cobalt, molybdenum, titanium, manganese and scrap. Some of these raw materials sources could be subject to potential interruptions of supply as a result of political events, labor unrest or other reasons. These potential interruptions could cause material shortages and affect availability and price.

We have long-term relationships with major suppliers who provide availability of material at competitive prices.

(4)	Patents and Licenses:

We own a number of United States and foreign patents and have granted licenses under some of them. Certain of our products are covered by patents held or owned by other companies from whom licenses have been obtained. We do not consider our business to be materially dependent upon any patent or patent rights.

(5)	Seasonality of Business:

Our sales are normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest – principally because of annual plant vacation and maintenance shutdowns in this period by us as well as by many of our customers. The second half of the fiscal year is typically stronger than the first half. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern. Over the longer time frame, the historical patterns generally prevail.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2004	2003	2002
September 30	21%	25%	26%
December 31	22	24	25
March 31	28	27	26
June 30	29	24	23

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on our consolidated statement of operations. In our Engineered Products segment (see note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further segment discussion), approximately 18 percent of segment sales were to one customer in fiscal 2004, and approximately 14 percent of segment sales were to one customer and 12 percent of segment sales were to a second customer in fiscal 2003. There were no other significant individual customer sales volumes during fiscal years 2004, 2003 or 2002.

(7)	Backlog:

As of June 30, 2004 we had a backlog of orders, believed to be firm, of approximately $324 million, substantially all of which is expected to be shipped within the current fiscal year. Our backlog as of June 30, 2003 was approximately $165 million. Our backlogs have become less indicative of future sales levels due to shifting product mixes and changing customer re-ordering practices.

(8)	Competition:

Our business is highly competitive. We supply materials to a wide variety of end-use market sectors, none of which consumes more than 30 percent of our output, and compete with various companies depending on end-use market, product or geography.

There are approximately ten domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more end-use markets. There are several dozen smaller producing companies and converting companies in the United States that are competitors. We also compete directly with several hundred independent distributors of products similar to those distributed by us. Additionally, numerous foreign producers export into the United States various specialty metal products similar to those produced by us. Furthermore, a number of different products may, in certain instances, be substituted for our finished product.

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Foreign governments through direct and indirect subsidies have usually supported such pricing practices. These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2003 levels at approximately 35 percent for stainless bar, 55 percent for stainless rod and 75 percent for stainless wire.

Because of the unfair trade practices and the resulting injury, we joined with other domestic producers in the filing of trade actions against foreign producers who dumped their stainless steel products into the United States. As a result of these actions, in March 1995, the U.S. Department of Commerce issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to 63 percent of their value. These orders will remain in effect until January 2006. New antidumping orders were issued in March 2002 against imports of stainless bar from France, Germany, Italy, Korea and the United Kingdom and will continue in effect until March 2007.

In December 1993, the U.S. Department of Commerce issued antidumping orders on imports of stainless rod from Brazil, France and India at rates ranging up to 49 percent of their value. These orders will continue in effect until July 2005. Additionally, in September 1998, antidumping orders were put in place with regard to imports of stainless rod from Italy, Japan, Korea, Spain, Sweden and Taiwan at rates ranging up to 34 percent of their value. A sunset review was completed in June 2004 by the International Trade Commission (ITC) recommending continuation of these orders for another five years.

In a related matter, President George W. Bush announced in March 2002 the implementation of a three-part multilateral initiative on steel. The first part consisted of the initiation with the ITC of a Section 201 trade action against imports of selected steel products, including several specialty steel products. This action led to the imposition of additional tariffs for a period of three years against imports of stainless bar, rod and wire from most of the steel producing countries of the world. The other two parts included the initiation of multilateral negotiations to reduce excess world steel capacity and to eliminate government subsidies.

As part of the Section 201 trade relief, a midterm review was conducted by the ITC between July and September 2003 which evaluated developments made by the domestic industry to import competition. After taking the ITC’s midterm review into account, the President terminated the Section 201 tariffs on December 5, 2003. The remaining two legs of the President’s program remain in effect.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $10.8 million, $11.7 million and $12.9 million in fiscal 2004, 2003 and 2002, respectively.

(10)	Environmental Regulations:

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Management evaluates the liability for future environmental remediation costs on a quarterly basis. We accrue amounts for environmental remediation costs representing management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation. For further information on environmental remediation, see the Contingencies section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 13 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Our costs of maintaining and operating environmental control equipment were $4.7 million, $5.4 million and $5.1 million for fiscal 2004, 2003 and 2002, respectively. The capital expenditures for environmental control equipment were $0.2 million, $0.3 million and $0.4 million for fiscal 2004, 2003 and 2002, respectively. We anticipate spending approximately $0.2 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.1 million in fiscal 2005 and $0.1 million in fiscal 2006. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2004, our total workforce was 4,193 employees, including 143 on indefinite furlough.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $276.3 million, $217.9 million and $249.1 million in fiscal 2004, 2003 and 2002, respectively.

For further information on domestic and foreign sales, see note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

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

The Reading plant has an annual practical melting capacity of approximately 231,000 ingot tons of its normal product mix. The annual tons shipped will be considerably less than the tons melted due to processing losses and finishing operations. During the years ended June 30, 2004 and 2003, the plant operated at approximately 72 percent and 69 percent, respectively, of its melting capacity.

The Talley Metals plant in Hartsville, South Carolina has an annual hot rolling capacity of approximately 78,500 tons. The annual tons shipped will be less than the tons hot rolled due to processing losses and finishing operations. During the years ended June 30, 2004 and 2003, the plant operated at approximately 53 percent and 63 percent, respectively, of its hot rolling capacity.

We also operate regional customer service and distribution centers, most of which are leased, at various locations in several states and foreign countries.

Our plants, customer service centers, and distribution centers were acquired or leased at various times over several years. There is an active maintenance program to keep facilities in good condition. In addition, we have had an active capital spending program to replace equipment as needed to keep it technologically competitive on a world-wide-basis. We believe our facilities are in good condition and suitable for our business needs.

Item 3. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business. There are no material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of our voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

Item 4a. Executive Officers of the Registrant

Listed below are the names of our corporate executive officers as of June 30, 2004, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for John E. Thames, who joined Carpenter May 24, 2004; Dennis M. Oates, who joined Carpenter September 30, 2003; and Terrence E. Geremski, who joined Carpenter January 29, 2001.

Robert J. Torcolini, previously President and Chief Operating Officer, succeeded Dennis M. Draeger as Chairman, President and Chief Executive Officer effective July 1, 2003. Mr. Torcolini had been President and Chief Operating Officer and Director, since July 1, 2002, Senior Vice President – Engineered Products Operations, since January 31, 2002, President of Dynamet, Incorporated, a subsidiary of Carpenter since February 28, 1997 and was Vice President – Manufacturing Operations – Specialty Alloys Operations from January 29, 1993 through February 27, 1997. Mr. Draeger retired after seven years of service on June 30, 2003.

The transition was pursuant to Carpenter’s previously announced Chief Executive Officer succession plan.

Terrence E. Geremski was elected Senior Vice President – Finance and Chief Financial Officer effective January 29, 2001. Mr. Geremski previously served as Executive Vice President and Chief Financial Officer and as a director of Guilford Mills, Inc., Greensboro, NC. He was employed by Guilford Mills in various financial positions from 1992 through August 2000, with the most current position held being Executive Vice President and Chief Financial Officer. Mr. Geremski’s experience also includes Dayton Walther Corp., Dayton, Ohio; Varity Corp. (formerly Massey-Ferguson), Toronto, Ontario and Buffalo, NY; and Morris Bean & Co., Yellow Springs, Ohio. He began his career with Price Waterhouse in Chicago. Guilford Mills filed for reorganization under Chapter 11 of the federal bankruptcy laws on March 13, 2002, and emerged from its bankruptcy proceeding on October 4, 2002.

David A. Christiansen was elected Vice President, General Counsel and Secretary effective November 1, 2002. Prior to that, Mr. Christiansen held the following positions within Carpenter: associate general counsel and assistant secretary from April, 1996 through November 1, 2002; senior staff attorney and assistant secretary from April, 1993 through April, 1996.

Robert W. Lodge served as Vice President – Human Resources from September 23, 1991 through May 2004. In May 2004, Mr. Lodge was elected Vice President. Mr. Lodge retired from Carpenter effective August 1, 2004. Mr. Lodge previously served as Vice President, Human Resources – North America at Johnson Matthey, Inc. from 1988 through 1991.

Michael L. Shor was elected Senior Vice President – Specialty Alloys Operations, effective January 31, 2000. Prior to that, Mr. Shor held the following positions within Specialty Alloys Operations: Vice President – Manufacturing Operations from March 3, 1997 through January 30, 2000; General Manager – Global Marketing and Product Services from July 13, 1995 through March 2, 1997; and General Manager – Marketing from October 1, 1994 through July 12, 1995.

Dennis M. Oates was elected Senior Vice President - Engineered Products Operations effective September 30, 2003. From July 2002 until September 2003, Mr. Oates operated Oates & Associates, a consulting organization specializing in strategic evaluations and reorganizations of U.S.-based manufacturing companies. From 1997 until July 2002, Mr. Oates served as President and Chief Executive Officer of TW Metals, a privately held $500 million metals distribution and processing company with 1,350 employees and 44 facilities worldwide. Mr. Oates was also President and Chief Operating Officer from December 1995 through March 1997 for Connell Limited Partnership, a $1.4 billion privately held company that operated six metals businesses. From 1974 through 1995 Mr. Oates held various positions of increasing responsibility with Lukens Steel Company, a $700 million producer of steel plates and a subsidiary of $1.1 billion Lukens Inc., a NYSE company with various steel and specialty metals products. Mr. Oates’ last position with Lukens Steel was as President and Chief Operating Officer.

John E. Thames was elected Vice President – Human Resources, effective May 24, 2004. Mr. Thames previously served from 1989 until September 2003 as the Vice President – Human Resources and Communications for Donaldson Co., Inc., a $1.3 billion worldwide NYSE manufacturer of filtration products with 8,500 employees.

Name	Age	Positions	Assumed Present Position
Robert J. Torcolini	53	Chairman, President and Chief Executive Officer Director	July 2003
David A. Christiansen	49	Vice President, General Counsel & Secretary	November 2002
Terrence E. Geremski	57	Senior Vice President – Finance & Chief Financial Officer	January 2001
Robert W. Lodge	61	Vice President	May 2004
John E. Thames	54	Vice President – Human Resources	May 2004
Michael L. Shor	45	Senior Vice President – Specialty Alloys Operations	January 2000
Dennis M. Oates	51	Senior Vice President – Engineered Products Operations	September 2003

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the New York Stock Exchange.

	Fiscal 2004		Fiscal 2003
Quarter Ended:	High	Low	High	Low
September 30	$23.38	$14.85	$28.29	$13.00
December 31	$31.43	$22.59	$14.25	$10.26
March 31	$34.90	$28.62	$12.65	$9.59
June 30	$34.05	$25.87	$16.76	$10.25

Annual	$34.90	$14.85	$28.29	$9.59

The range of our common stock price on the NYSE from July 1, 2004 to August 31, 2004 was $31.30 to $45.06. The closing price of the common stock was $43.98 on August 31, 2004.

We have paid quarterly cash dividends on our common stock for 98 consecutive years. We paid a quarterly dividend of $0.0825 per share of common stock during fiscal 2004. In October 2002, the Board of Directors reduced the quarterly dividend paid on shares of our common stock from $0.33 per share to $0.0825 per share. We paid a quarterly dividend of $0.33 per share of common stock during the first quarter of fiscal 2003 and a dividend of $0.0825 per share of common stock during the second, third and fourth quarters. The quarterly dividend rate was $0.33 per share for the 2002 fiscal year.

As of August 27, 2004, there were 4,523 common stockholders of record. Information relating to certain common stock purchase rights issued by us is disclosed in note 15 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Certain information relating to securities authorized for issuance under our equity compensation plans is disclosed in note 16 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 6. Selected Financial Data

Five-Year Financial Summary

Dollar amounts in millions, except per share data

(years ended June 30)

	2004(a)	2003(b)	2002(c)	2001(d)	2000
Summary of Operations
Net Sales	$1,016.7	$871.1	$977.1	$1,324.1	$1,109.1

Income (loss) before cumulative effect of accounting changes	$36.0	$(10.9)	$(6.0)	$35.2	$53.3
Cumulative effect of accounting changes, (net of $9.4 million tax in fiscal 2001)	—	—	(112.3)	(14.1)	—

Net income (loss)	$36.0	$(10.9)	$(118.3)	$21.1	$53.3

Financial Position at Year-End
Total assets	$1,456.2	$1,399.9	$1,479.5	$1,691.5	$1,745.9

Long-term obligations, net of current portion (including convertible preferred stock)	$332.7	$396.7	$400.2	$352.3	$378.3

Per Share Data
Net earnings (loss):
Basic
Earnings (loss) before cumulative effect of accounting changes	$1.51	$(0.56)	$(0.35)	$1.52	$2.35
Cumulative effect of accounting changes	—	—	(5.06)	(0.64)	—

Net earnings (loss)	$1.51	$(0.56)	$(5.41)	$0.88	$2.35

Diluted
Earnings (loss) before cumulative effect of accounting changes	$1.49	$(0.56)	$(0.35)	$1.50	$2.31
Cumulative effect of accounting changes	—	—	(5.06)	(0.62)	—

Net earnings (loss)	$1.49	$(0.56)	$(5.41)	$0.88	$2.31

Cash dividend-common	$0.330	$0.5775	$1.32	$1.32	$1.32

(a)	Fiscal 2004 includes a special charge of $2.3 million related to a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans. See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.
(b)	Fiscal 2003 includes a special charge of $30.6 million related principally to workforce reduction, pension plan curtailment loss, loss on early retirement of debt and writedown of certain assets. See note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(c)	Fiscal 2002 reflects the adoption of SFAS 142 (Goodwill and Other Intangible Assets) effective July 1, 2001. See note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.
(d)	Fiscal 2001 reflects the adoption of SAB 101 (Revenue Recognition in Financial Statements) effective July 1, 2000. In addition, fiscal 2001 includes a special charge of $37.6 million related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The critical accounting policies affecting our more significant judgments and estimates used in the preparation of our consolidated financial statements are shown on pages 26 and 27.

Management’s Discussion of Operations

Net sales and earnings trends for the past three fiscal years are summarized below:

(in millions, except per share data)	2004	2003	2002
Net sales	$1,016.7	$871.1	$977.1
Net income (loss)	$36.0	$(10.9)	$(118.3)

Diluted earnings (loss) per share	$1.49	$(0.56)	$(5.41)

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

We conducted our annual impairment review of goodwill during the fourth quarter of fiscal 2004, 2003 and 2002 and determined that there was no additional goodwill impairment. See Note 7 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Special Charges Recorded in Fiscal 2004 and 2003

During the second quarter of fiscal 2004, we incurred a special charge of $2.3 million before taxes. This special charge was a result of a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans.

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

See Note 3 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Comparative Information for Fiscal 2004, 2003 and 2002

The chart below shows our net sales by major product class for the past three fiscal years:

($ in millions)	2004		2003		2002
Stainless Steels	$447.8	44%	$392.8	45%	$395.7	40%
Special alloys	369.6	37	291.7	33	367.9	38
Ceramics and other materials	82.9	8	83.2	10	94.0	10
Titanium products	73.4	7	66.6	8	82.5	8
Tool and other steels	43.0	4	36.8	4	37.0	4

Total net sales	$1,016.7	100%	$871.1	100%	$977.1	100%

Results of Operations – Fiscal 2004 compared to Fiscal 2003

Overview

Our net income for fiscal 2004 was $36.0 million or $1.49 per diluted share versus a net loss of $10.9 million or $.56 per diluted share for fiscal 2003.

Sales and profits recovered significantly in fiscal 2004, especially in the second half of the year. Strong sales growth across all our key markets, increased productivity and cost reduction attributed to our continued focus on lean and variation reduction were the primary contributors to the improvement. This year included $16.1 million of non-cash pension and retiree medical expenses. Last year benefited from non-cash net pension income of $3.4 million.

Free cash flow (see page 25 for Carpenter’s definition) was $88.4 million in fiscal 2004. This amount was after our decision to make a $25 million voluntary contribution to a VEBA trust that funds post-retirement medical expenses. At June 30, 2004, total debt net of cash was $249.7 million or 31.7 percent of capital.

Net Sales

Net sales for fiscal 2004 were $1.0 billion or an increase of 16.7 percent from $871.1 million in fiscal 2003. The $145.6 million increase in net sales was due to improved demand across our end-use markets, the effect of recent price actions including the pass through of escalating raw material and energy costs, an improved product mix and selective market share gains. Fiscal 2003 sales included $12.9 million from companies that were subsequently divested.

International sales increased 27 percent to $276.3 million from the prior year as a result of the favorable effects of a weaker U.S. dollar, market share gains and stronger demand from most end-use markets. Details of sales by geographical region for the past three fiscal years are presented in note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Our stainless steel sales were 14 percent higher than a year ago. Stronger demand from the automotive and industrial markets benefited sales and selective market share gains. The increase also reflected higher selling prices and surcharges to cover the rising costs of raw materials and energy. The increase in sales of stainless products was partially offset by reduced volume of lower value rod products, which declined as a result of our decision to exit marginally profitable businesses.

Sales of our special alloys were 27 percent above the prior year. Stronger demand from the aerospace, power generation, medical and automotive markets and higher selling prices were the major contributors.

Titanium alloy sales were 10 percent more than a year ago due to increased sales to the medical market as a result of stronger demand and market share gains.

By end-use markets, sales to the aerospace and power generation markets increased 19 percent from fiscal 2003. The increase in aerospace sales was driven primarily by materials used in the manufacturing of commercial and military aircraft engines and airframes. Indications are that the production of commercial jet aircraft is increasing at a higher rate than previously forecasted. Our increased sales to the power generation market were driven by scheduled maintenance projects and the sale of new industrial gas turbine capacity.

Sales to the automotive market were 28 percent above the prior year. The increase was partly due to strong demand for higher value specialty alloys and ceramic materials used in engine components. These materials are enjoying particularly strong demand due to requirements for trucks to run higher exhaust gas temperatures in order to meet more stringent emission requirements. Sales to the automotive market also benefited from a weak dollar, which caused a shift in the production of certain automotive components from Europe to the U.S.

Sales to the medical market were 33 percent above a year ago reflecting strong demand and market share gains.

Sales to the industrial sector, which includes materials used in equipment and other capital goods applications, increased 16 percent in fiscal 2004 from a year ago. This reflected selective market share gains and increased capital investments by the U.S. manufacturing sector as a result of the strengthening economy. In addition, infrastructure projects in developing countries resulted in increased demand for the industrial sector.

Gross Profit

Gross profit in fiscal 2004 improved to $185.5 million or 18.2 percent of sales from $153.7 million or 17.6 percent of sales a year ago. Our gross profit in fiscal 2004 included non-cash pension and retiree medical expenses of $11.3 million or 1.1 percent of sales. In fiscal 2003, our gross profit reflected pension income of $4.4 million or 0.5 percent of sales.

Our improvement in gross profit is due to strong sales growth, product mix improvement, increased productivity and cost reduction attributed to our continued focus on lean and variation reduction. This operating performance was strong enough to offset the lag effect between the immediate recognition of increased raw material and energy costs due to our LIFO inventory accounting method, and the recovery of these costs through price increases. The gross profit as a percentage of sales was impacted from the dilution caused by the direct pass through of the increased raw material prices.

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2004 were $118.7 million or 11.7 percent of net sales compared to $118.8 million or 13.6 percent of net sales in fiscal 2003. Selling and administrative expenses included non-cash pension and retiree medical expenses of $4.8 million in the current year versus $1.0 million in the prior year. Additionally, a reduction in base salary expense and benefits, lower depreciation ($4.9 million) and reduced professional fees ($3.3 million) were partially offset by higher employee variable compensation costs.

Interest Expense

Fiscal 2004 interest expense of $23.7 million was lower than fiscal 2003 by $7.3 million due to reduced debt levels and lower interest rates.

Other Income, Net

Other income, net was $8.9 million in fiscal 2004 versus $3.8 million in fiscal 2003. Fiscal 2004 included the receipt of $5.2 million of tariffs from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001”, $1.9 million of interest income, and a $0.3 million loss on writedowns and disposals of property, plant and equipment. Fiscal 2003 included the receipt of $2.8 million of tariffs under the Act, $1.8 million of interest income, a $1.1 million loss on writedowns and disposals of property, plant and equipment, and $0.7 million in reserves related to former Talley Industries subsidiaries.

Income Taxes

Our effective tax rate (income tax expense or benefit as a percent of income or loss before taxes) for fiscal 2004 was of 27.7 percent as compared to a benefit of 52.4 percent last year. The current year rate is more favorable than our statutory rate of 35 percent due to resolution of an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable. The prior year rate included a $2.3 million favorable adjustment relating to research and development credits. See note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results (See note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Fiscal 2004 net sales for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), of $909.1 million were $148.9 million (19.6 percent) higher than the $760.2 million for fiscal 2003. SAO sales increased 21 percent from a year ago due to stronger demand, selective market share gains and pricing actions. Throughout most of fiscal 2004, SAO focused on operational excellence through complexity reduction and on eliminating the sale of less profitable products. As a result, SAO had a 3 percent increase in volume from a year ago. In fiscal 2004, Dynamet’s sales increased 14 percent from a year ago. The increase was due primarily to higher volumes sold to the medical market and pricing actions. CPP’s sales were 15 percent higher than a year ago due to increased demand from the industrial market and pricing actions.

Fiscal 2004 income for the Specialty Metals segment was $86.8 million compared to $38.8 million a year ago. Increased sales combined with lower costs through realized operating efficiencies, including better yields and improved productivity, were the primary contributors to the improvement in income.

Engineered Products Segment

Net sales for this segment in fiscal 2004 were $110.0 million as compared to $113.3 million for fiscal 2003. The previous fiscal year included $12.9 million from businesses that were subsequently divested. This group of companies benefited from stronger demand from the automotive, medical, aerospace and power generation markets.

Income for the Engineered Products segment for fiscal 2004 was $15.2 million versus $10.9 million for fiscal 2003. The increase in income was primarily due to increased volumes and cost savings from lean and variation reduction initiatives.

Net Pension Credit:

For fiscal 2004, non-cash pension and retiree medical expenses were $16.1 million or $.42 per diluted share. For the same period a year ago, we had non-cash net pension income of $3.4 million or $.09 per diluted share.

The net pension amount is actuarially determined as of each June 30 and typically held constant throughout the fiscal year. Certain events such as legislative actions may result in changes to the pension amounts during the fiscal year.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into legislation. This Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans, like Carpenter, that provide benefits that are equal to or better than those under Medicare Part D.

In May 2004 the Financial Accounting Standards Board issued a staff position on accounting for the effects of the new Act. Accordingly, we reduced our non-cash pension and retiree medical expenses in the fourth quarter by $0.8 million or $.03 per diluted share.

In addition to the fourth quarter adjustment, we also recognized a retroactive reduction to our third quarter non-cash pension and retiree medical expenses in the amount of $0.8 million or $.03 per diluted share as a result of the new Act, which is reflected in fiscal 2004 net income.

Results of Operations – Fiscal 2003 compared to Fiscal 2002

Overview

Our net loss for fiscal 2003 was $10.9 million or $0.56 per diluted share versus a net loss of $118.3 million or $5.41 per diluted share for fiscal 2002. The fiscal 2002 net loss before the cumulative effect of the accounting change for goodwill (which was $112.3 million or $5.06 per diluted share and is discussed in note 7 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”) was $6.0 million or $0.35 per diluted share.

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

International sales decreased 13 percent to $217.9 million from the prior year. Details of sales by geographical region for the past three fiscal years are presented in note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Gross Profit

The gross profit of 17.6 percent for fiscal 2003 was better than the fiscal 2002 gross profit of 16.7 percent. This increase was primarily due to better manufacturing efficiencies and lower costs. In addition, fiscal 2002 was negatively impacted by higher LIFO inventory layer liquidations at increased costs and inefficiencies caused by operating at lower levels. These factors were partially offset by the reduced shipment levels of higher value products sold to the aerospace and power generation markets, increased sales of lower valued stainless wire and rod products, sustained pricing pressures on stainless products and a reduced net pension credit.

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2003 decreased to $118.8 million or 13.6 percent of net sales versus $142.1 million or 14.5 percent of net sales in fiscal 2002. The $23.3 million, or 16.4 percent, decrease was primarily due to a reduction in salary expense and benefits ($9.8 million), lower professional fees and outside services ($4.9 million) and lower depreciation and amortization expense ($2.5 million), partially offset by the reduced net pension credit ($5.7 million).

Interest Expense

Fiscal 2003 interest expense of $31.0 million was lower than fiscal 2002 by $3.6 million due to reduced debt levels and lower interest rates.

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

Business Segment Results

Specialty Metals Segment

Net sales for fiscal 2003 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), were $760.2 million or $90.6 million (10.6 percent) lower than the $850.8 million for fiscal 2002. SAO sales decreased 10 percent from a year ago due to a weaker sales mix and reduced selling prices. Decreased shipment levels of higher value special alloys and sustained pricing pressures caused by the availability of low priced stainless steel products adversely impacted sales. Volume was marginally higher than fiscal 2002 due mainly to increased sales of lower value stainless wire and rod products. Dynamet’s sales decreased 22 percent in fiscal 2003 versus 2002. The decline in sales was due primarily to lower volumes sold to the aerospace market. CPP’s sales were eight percent higher than fiscal 2002 due primarily to new customer sales and increased sales in Europe.

Income for the Specialty Metals segment was $38.8 million for fiscal 2003, which was $25.9 million higher than fiscal 2002. The increase reflected improved operating efficiencies, lower costs and the effects on segment income of a more modest level of inventory reduction versus a year ago.

Engineered Products Segment

Net sales for this segment for fiscal 2003 were $113.3 million as compared to $128.5 million for fiscal 2002. This group of companies was largely affected by the slowdown in the aerospace and power generation markets. Approximately $10 million of the decline in sales was due to the divestiture of certain businesses.

Income for the Engineered Products segment for fiscal 2003 was $10.9 million versus $10.5 million in fiscal 2002. The increase in segment income, despite the lower sales volume and increased quality and environmental reserves, primarily reflects the benefit of cost savings initiatives.

Net Pension Credit:

The net pension credit represents income relating to our overfunded defined benefit pension plan (“GRP”) less an expense for other post retirement benefit plans and other underfunded defined benefit pension plans. The net pension credit was $3.4 million for fiscal 2003 versus $17.1 million for fiscal 2002. The lower level of the net pension credit was due primarily to the equity markets’ investment losses on the pension and post retirement plan assets. The excess of plan assets over the projected benefit obligation of the GRP Plan was $28.5 million at June 30, 2003.

Management’s Discussion of Liquidity and Capital Resources

We have maintained the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Free cash flow, defined as net cash provided before financing activities but after dividends and excluding the purchases and sales of marketable securities, was $88.4 million in fiscal 2004 versus $80.2 million a year ago. Free cash flow in the current year was after a $25 million voluntary contribution to a VEBA trust that funds post-retirement medical expenses.

Our cash flow from operations was $94.1 million for fiscal 2004 and $92.2 million a year ago. Accounts receivable, after adjusting for the effects of the receivables purchase facility, were $40.5 million higher than a year ago due to the increased level of sales. However, days sales outstanding were reduced to 49 days from 54 days a year ago. Inventories of $185.0 million were $4.3 million higher than a year ago also due to the increased level of sales. Capital expenditures for plant, equipment and software were $8.0 million during fiscal 2004 versus $8.5 million and $26.7 million for fiscal 2003 and 2002, respectively. Included in the prior year cash flow was an $18.3 million tax refund and $8.5 million proceeds on the sale of businesses.

In May 2003, we issued $100 million of 10-year senior unsecured notes with a coupon of 6.625 percent. Proceeds from the sale of the notes were used to redeem approximately $90 million of our 9 percent debentures due 2022. The refinancing eliminated a mandatory sinking fund requirement of $5 million annually between 2004 and 2021. The debentures were callable at a price of 103.82 percent plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a special charge of $4.5 million was recorded, including the price paid above par, unamortized discount and debt issuance costs. In addition, we paid $0.9 million in fees associated with the debt issuance.

In December 2003, we purchased $20 million of previously issued, 6.95 percent Series A Medium Term Notes due June 2005 on the open market. In connection with the early redemption, a special charge of $1.5 million was recorded, including unamortized issue costs associated with these Notes.

In September 2003, we increased the commitments under our unsecured revolving credit facility from $125 million to $150 million. The revolving credit facility, which had an initial term of five years, will expire in November 2006.

Also in September 2003, we decided not to renew our $75 million, 364-day unsecured credit facility. The decision was made in conjunction with the decision to increase our revolving credit.

On September 3, 2002, our lenders and we amended the credit facility. The amendment reduced the minimum coverage under the EBITDA-to-interest covenant for the trailing four quarterly periods ended September 30, 2002, December 31, 2002 and March 31, 2003. Thereafter, the covenant reverted to the original terms under the credit facility.

In addition to the EBITDA-to-interest covenant, we are required to maintain a total debt to total capital ratio below 55 percent. As of June 30, 2004, we are in compliance with all covenants.

At June 30, 2004, we had approximately $2.2 million in outstanding foreign currency loans and $10.8 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($137 million) was available to us. In addition to this facility, we had $50 million available to us under an Accounts Receivable Purchase Facility.

In December 2001, Carpenter and CRS Funding Corp., a wholly owned consolidated Special Purpose Entity, entered into a $75 million three-year accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution. In March 2003, we reduced this facility to $50 million. As of June 30, 2004, there is no utilization of the facility.

For the years ended June 30, 2004, 2003 and 2002, interest cost totaled $23.8 million, $31.1 million, and $34.9 million, of which $0.1 million, $0.1 million, and $0.3 million, respectively, were capitalized as part of the cost of plant, equipment and software.

A component of our debt refinancing strategy is to maintain a certain level of floating rate debt relative to our fixed rate debt. In order to achieve this targeted level, we use interest rate swaps. These instruments will obligate us to pay a swap counterparty either a floating rate of interest in return for us receiving a fixed rate of interest or obligate us to pay a fixed rate of interest in return for us receiving a floating rate of interest. At June 30, 2004, and 2003, we had entered into interest rate swaps with a notional principal amount of $100 million and $86.0 million, respectively.

Net debt (see page 25 for Carpenter’s definition), defined as total debt net of cash and marketable securities and including amounts outstanding under our Purchase Facility, was reduced to $249.7 million at June 30, 2004 or 31.7 percent of capital. This net debt level was $106.6 million lower than a year ago. Cash and marketable securities at June 30, 2004 was $105.4 million versus $53.5 million a year ago.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs. At June 30, 2004, we had approximately $187 million available under our credit facilities.

Non-GAAP Financial Measures

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

FREE CASH FLOW

	Year Ended June 30
(in millions)	2004	2003	2002
Net cash provided from operations	$94.1	$92.2	$143.7
Net change in accounts receivable purchase facility	10.0	—	(10.0)
Purchases of plant, equipment and software	(8.0)	(8.5)	(26.7)
Proceeds from sale of businesses	—	8.5	3.0
Proceeds from disposals of plant and equipment	1.6	2.5	0.6
Dividends paid	(9.3)	(14.5)	(31.0)

Free cash flow	$88.4	$80.2	$79.6

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

NET DEBT

(in millions)	June 30, 2004	June 30, 2003
Short-term debt	$2.2	$17.1
Current portion of long-term debt	20.2	0.1
Long-term debt, net of current portion	332.7	378.9

Total debt	355.1	396.1
Accounts receivable purchase facility	—	10.0
Cash	(76.6)	(53.5)
Marketable securities	(28.8)	—
Checks not cleared	—	3.7

Net debt	$249.7	$356.3

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

We believe the following are the critical accounting policies impacting the preparation of our consolidated financial statements:

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

Our prepaid pension asset on the balance sheet is primarily a result of the overfunded status of Carpenter’s General Retirement Plan and the historical recording of pension credits on our consolidated statement of operations. The amount of the pension credit or expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as discount rate and long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 1 percent, the net pension expense would change by approximately $7.0 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $1.9 million.

Long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon estimated future discounted cash flows. We evaluate long-lived assets for impairment by individual business unit. Changes in estimated cash flows could have a significant impact on whether or not an asset is impaired and the amount of the impairment.

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

Contractual Cash Obligations

At June 30, 2004, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	Total	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
Long-term debt	$352.9	$20.2	$0.2	$0.2	$33.2	$23.2	$275.9
Accrued post-retirement benefits	146.5	13.4	13.8	14.0	14.0	14.0	77.3
Operating leases	29.2	8.3	5.8	4.8	4.1	3.8	2.4
Purchase commitments	233.2	186.8	40.6	3.9	1.9	—	—

Total contractual cash obligations	$761.8	$228.7	$60.4	$22.9	$53.2	$41.0	$355.6

We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $233.2 million, substantially all of which relates to fiscal 2005.

In addition, we had $10.8 million of outstanding letters of credit as of June 30, 2004.

Market Sensitive Instruments and Risk Management

We use derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for our Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials by entering into commodity forward contracts on a portion of our requirements, which are effective hedges of the risk.

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

The status of our financial instruments as of June 30, 2004, is provided in note 10 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2004 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, (c) a 10 percent increase in our annual interest rate on short-term debt, our results of operations would not have been materially affected, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Contingencies

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal 2004, an additional $0.6 million was accrued related to three of our Superfund sites. During fiscal 2003, an additional $1.75 million was accrued for one of our current operating facilities and for a manufacturing site of a former subsidiary of Talley Industries, Inc. Also related to the former Talley subsidiary site, $2.25 million was established as the fair value of land received as part of the settlement in a bankruptcy proceeding of a claim under an indemnification agreement. This amount was included in other assets on the Consolidated Balance Sheet. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2004, 2003 and 2002, were $6.7 million, $6.8 million and $5.8 million, respectively. The estimated range at June 30, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.7 million and $11.1 million.

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

Other

We are also defending various claims and legal actions, and are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, such costs could be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Future Outlook

We expect to build on the momentum generated in fiscal 2004 by intensifying our efforts in lean and variation reduction. We also expect additional benefits from our strategy to price products and services for the value delivered to our customers and from our initiative to reduce complexity by eliminating less profitable products. We anticipate that our fiscal 2005 operating performance will also benefit from strong demand across our major end-use markets, including aerospace.

In fiscal 2005, we expect that our net pension expense will be reduced to $2.4 million or $.01 per diluted share. This compares to an adjusted full year net pension expense of $16.1 million or $.42 per diluted share in fiscal 2004. The reduction in expense from fiscal 2004 reflects several factors including higher returns on assets in our largest pension plan, an increase in the discount rate to 6.25 percent from 6.0 percent as a result of a higher interest rate environment and the full-year favorable effects of Medicare Part D. Our largest pension plan remains well funded, and as in prior years, we are not required to make a cash contribution to the plan.

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

Carpenter maintains a strong system of internal controls, supported by a code of conduct, designed to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded for the preparation of financial information. There are limits in all systems of internal controls, based on recognition that the cost of the system should not exceed the benefits to be derived. We believe Carpenter’s system of internal controls provides this appropriate balance. The system of internal controls and compliance is continually monitored by Carpenter’s internal audit staff.

The consolidated financial statements in this annual report have been audited by PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, engaged by the Audit/Finance Committee of the Board of Directors. Their report appears on the next page.

The Audit/Finance Committee of the Board of Directors, composed of independent directors who are neither current nor former employees of Carpenter, meets regularly with management, Carpenter’s internal auditors and our independent registered public accounting firm to consider audit results and to discuss significant internal control, auditing and financial reporting matters. Both the independent registered public accounting firm and internal auditors have unrestricted access to the Audit/Finance Committee.

/s/ Robert J. Torcolini
Robert J. Torcolini
Chairman, President and Chief Executive Officer

/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Carpenter Technology Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2004 and June 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on July 1, 2001, Carpenter adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 10, 2004

Consolidated Statement of Income

Carpenter Technology Corporation

For the years ended June 30, 2004, 2003 and 2002

(in millions, except per share data)	2004	2003	2002
Net Sales	$1,016.7	$871.1	$977.1
Cost of sales	831.2	717.4	814.2

Gross profit	185.5	153.7	162.9
Selling and administrative expenses	118.7	118.8	142.1
Special charge	2.3	30.6	—
Interest expense	23.7	31.0	34.6
Other income, net	(8.9)	(3.8)	(0.5)

Income (loss) before income taxes and cumulative effect of accounting change	49.7	(22.9)	(13.3)
Income tax expense (benefit)	13.7	(12.0)	(7.3)

Income (loss) before cumulative effect of accounting change	36.0	(10.9)	(6.0)
Cumulative effect of accounting change	—	—	(112.3)

Net income (loss)	$36.0	$(10.9)	$(118.3)

Net earnings (loss) per common share:
Basic:
Earnings (loss) before cumulative effect of accounting change	$1.51	$(0.56)	$(0.35)
Cumulative effect of accounting change	—	—	(5.06)

Net earnings (loss)	$1.51	$(0.56)	$(5.41)

Diluted:
Earnings (loss) before cumulative effect of accounting change	$1.49	$(0.56)	$(0.35)
Cumulative effect of accounting change	—	—	(5.06)

Net earnings (loss)	$1.49	$(0.56)	$(5.41)

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Carpenter Technology Corporation

For the years ended June 30, 2004, 2003 and 2002

(in millions)	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$36.0	$(10.9)	$(118.3)
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation	49.2	53.3	56.5
Amortization	7.9	10.7	11.2
Goodwill impairment charge	—	—	112.3
Deferred income taxes	6.5	(14.7)	9.2
Net pension expense (income)	16.1	(3.4)	(17.1)
Net loss on asset disposals	0.1	0.2	4.4
Special charge (non-cash)	—	24.6	—
Changes in working capital and other:
Receivables	(40.5)	18.7	50.5
Net change in accounts receivable purchase facility	(10.0)	—	10.0
Inventories	(4.3)	8.2	51.2
Other current assets	(0.1)	9.8	(10.2)
Accounts payable	44.5	(11.7)	(5.5)
Accrued current liabilities	28.2	(2.2)	(3.1)
Income tax refund	0.6	18.3	9.0
Contribution to VEBA	(25.0)	—	—
Other, net	(15.1)	(8.7)	(16.4)

Net cash provided from operations	94.1	92.2	143.7

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(8.0)	(8.5)	(26.7)
Proceeds from disposals of plant and equipment	1.6	2.5	0.6
Proceeds from sales of businesses	—	8.5	3.0
Purchases of marketable securities	(70.0)	—	—
Sales of marketable securities	41.2	—	—

Net cash (used for) provided from investing activities	(35.2)	2.5	(23.1)

FINANCING ACTIVITIES
Net change in short-term debt	(15.7)	(1.7)	(154.4)
Net proceeds from issuance of long-term debt	—	98.0	98.3
Payments on long-term debt	(20.2)	(145.8)	(25.6)
Checks not cleared	(3.7)	3.7	—
Dividends paid	(9.3)	(14.5)	(31.0)
Proceeds from issuance of common stock	12.8	—	3.0

Net cash used for financing activities	(36.1)	(60.3)	(109.7)

Effect of exchange rate changes on cash and cash equivalents	0.3	0.4	—

INCREASE IN CASH AND CASH EQUIVALENTS	23.1	34.8	10.9
Cash and cash equivalents at beginning of year	53.5	18.7	7.8

Cash and cash equivalents at end of year	$76.6	$53.5	$18.7

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

Carpenter Technology Corporation

June 30, 2004 and 2003

(in millions, except share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$76.6	$53.5
Marketable securities	28.8	—
Accounts receivable, net of allowance for doubtful accounts of $3.6 and $3.2 at June 30, 2004 and 2003, respectively	165.2	113.8
Inventories	185.0	180.9
Other current assets	36.2	21.1

Total current assets	491.8	369.3
Property, plant and equipment, net	608.7	651.7
Prepaid pension cost	247.0	253.7
Goodwill	46.4	46.4
Trademarks and trade names, net	24.3	25.4
Other assets	38.0	53.4

Total assets	$1,456.2	$1,399.9

LIABILITIES
Current liabilities:
Short-term debt	$2.2	$17.1
Current portion of long-term debt	20.2	0.1
Accounts payable	109.0	68.2
Accrued liabilities	87.8	60.2
Deferred income taxes	10.9	4.3

Total current liabilities	230.1	149.9
Long-term debt, net of current portion	332.7	378.9
Accrued postretirement benefits	143.5	182.4
Deferred income taxes	175.6	166.7
Other liabilities	36.3	47.4

Total liabilities	918.2	925.3

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 333.7 and 353.6 shares at June 30, 2004 and 2003, respectively	20.8	10.2
Common stock – authorized 100,000,000 shares; issued 24,141,150 shares and 23,451,719 shares at June 30, 2004 and 2003, respectively	120.7	117.3
Capital in excess of par value – common stock	215.1	199.8
Reinvested earnings	230.4	203.7
Common stock in treasury (1,106,772 shares and 1,114,849 shares at June 30, 2004 and 2003, respectively), at cost	(38.0)	(38.3)
Deferred compensation	(9.5)	(3.8)
Accumulated other comprehensive loss	(1.5)	(14.3)

Total stockholders’ equity	538.0	474.6

Total liabilities and stockholders’ equity	$1,456.2	$1,399.9

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the years ended June 30, 2004, 2003 and 2002

		Common Stock
(in millions, except per share data)	Convertible Preferred Stock Par Value of $5	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Deferred Compen- sation	Accumulated Other Comp. Loss	Total Stock- holders’ Equity
Balances at June 30, 2001	$25.4	$116.3	$196.7	$378.4	$(38.4)	$(13.1)	$(16.7)	$648.6

Net (loss)				(118.3)				(118.3)
Cash Dividends:
Common @ $1.32 per share				(29.2)				(29.2)
Preferred @ $5,362.50 per share				(1.9)				(1.9)
Stock options exercised		0.7	2.3					3.0
Other	(1.0)	0.3	1.1		0.1	1.4	4.2	6.1

Balances at June 30, 2002	$24.4	$117.3	$200.1	$229.0	$(38.3)	$(11.7)	$(12.5)	$508.3

Net (loss)				(10.9)				(10.9)
Cash Dividends:
Common @ $0.5775 per share				(12.8)				(12.8)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised								—
Minimum pension liability, net of tax							(1.5)	(1.5)
Change in ESOP guarantee	(12.0)					4.4		(7.6)
Other	(2.2)		(0.3)			3.5	(0.3)	0.7

Balances at June 30, 2003	$10.2	$117.3	$199.8	$203.7	$(38.3)	$(3.8)	$(14.3)	$474.6

Net income				36.0				36.0
Cash Dividends:
Common @ $0.33 per share				(7.4)				(7.4)
Preferred @ $5,362.50 per share				(1.9)				(1.9)
Stock options exercised		2.5	10.3					12.8
Minimum pension liability, net of tax							1.2	1.2
Change in ESOP guarantee	12.0					(4.4)		7.6
Other	(1.4)	0.9	5.0		0.3	(1.3)	11.6	15.1

Balances at June 30, 2004	$20.8	$120.7	$215.1	$230.4	$(38.0)	$(9.5)	$(1.5)	$538.0

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the years ended June 30, 2004, 2003 and 2002

		Common Shares
	Preferred Shares Issued	Issued	Treasury	Net Outstanding
Balances at June 30, 2001	404.0	23,267,519	(1,108,247)	22,159,272

Stock options exercised		144,900		144,900
Restricted stock awards		37,600		37,600
Other	(15.6)		3,952	3,952

Balances at June 30, 2002	388.4	23,450,019	(1,104,295)	22,345,724

Stock options exercised		1,200		1,200
Other	(34.8)	500	(10,554)	(10,054)

Balances at June 30, 2003	353.6	23,451,719	(1,114,849)	22,336,870

Stock options exercised		499,019		499,019
Restricted stock awards		181,400		181,400
Other	(19.9)	9,012	8,077	17,089

Balances at June 30, 2004	333.7	24,141,150	(1,106,772)	23,034,378

Consolidated Statement of Comprehensive Income (Loss)

Carpenter Technology Corporation

For the years ended June 30, 2004, 2003 and 2002

(in millions)	2004	2003	2002
Net income (loss)	$36.0	$(10.9)	$(118.3)
Unrealized gains on securities classified as available-for-sale, net of tax of $0.1 million and $0, respectively	(0.1)	—	—
Net gains (losses) on derivative instruments, net of tax of $8.5 million, ($1.6 million) and $2.7 million, respectively	12.7	(2.4)	4.0
Minimum pension liability, net of taxes of $0.8 million and $1.0 million, respectively	1.2	(1.5)	—
Foreign currency translation	(1.0)	2.1	0.2

Comprehensive income (loss)	$48.8	$(12.7)	$(114.1)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Consolidation – The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for on the equity method of accounting and Carpenter’s share of their income or loss is included in other income, net in the Consolidated Statement of Income.

Revenue Recognition – Revenue, net of related discounts and allowances, is recognized when product is shipped and title and risk of loss has transferred to the customer.

Freight and Handling Fees and Costs – Freight and handling costs billed separately to customers are included as part of sales, and freight and handling costs expensed are included as part of cost of sales on the Consolidated Statement of Income.

Research and Development – Research and development expenditures, which amounted to $10.8, $11.7 and $12.9 million in fiscal 2004, 2003 and 2002, respectively, are expensed as incurred and reported in cost of sales in the Consolidated Statement of Income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

Cash Equivalents – Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Marketable Securities – Carpenter considers all highly liquid investments with an original maturity of more than three months when purchased to be marketable securities. Carpenter has determined that all of its marketable securities are to be classified as available-for-sale. These securities are carried at market value, with the unrealized gains and losses reported in stockholders’ equity under the caption accumulated other comprehensive income (loss). Interest and dividends on securities classified as available-for-sale are included in other income, net.

Inventories – Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods.

Fixed Assets and Depreciation – Fixed assets are stated at historical cost less accumulated depreciation. Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets

Notes to Consolidated Financial Statements (continued)

and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in other income, net in the consolidated statement of operations.

Computer Software and Amortization – Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 7 years.

Goodwill – Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost.

Goodwill is not amortized but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based upon discounted cash flow analysis and the use of market multiples. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Trademarks and Trade Names – The costs of trademarks and trade names are amortized on a straight-line basis over the 30 year estimated useful life of these finite-lived assets.

Impairment of Long-Lived Assets – Long-lived assets, including property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

Environmental Expenditures – Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable. Estimated liabilities are not discounted to present value, but estimated assets are measured on a discounted basis.

Notes to Consolidated Financial Statements (continued)

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

Foreign Currency Translation – Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are recorded each period in other comprehensive income (loss) until the foreign entity is sold or liquidated.

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

Stock-Based Compensation – As of June 30, 2004, Carpenter has two stock-based employee compensation plans, which are described in detail in Note 16. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Carpenter had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Notes to Consolidated Financial Statements (continued)

(in millions, except per share data)	2004	2003	2002
Net income (loss) as reported	$36.0	$(10.9)	$(118.3)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.7)	(1.1)	(2.7)

Pro forma net income (loss)	$35.3	$(12.0)	$(121.0)

Earnings (loss) per share:
Basic – as reported	$1.51	$(0.56)	$(5.41)

Basic – pro forma	$1.48	$(0.61)	$(5.53)

Diluted – as reported	$1.49	$(0.56)	$(5.41)

Diluted – pro forma	$1.46	$(0.61)	$(5.53)

These pro forma adjustments were calculated using the Black-Scholes option pricing model to value all stock options granted since July 1, 1996. A summary of the assumptions and data used in these calculations follows:

	2004	2003	2002
Weighted average exercise price of options exercisable	$31.29	$31.41	$33.67
Weighted average fair price per share of options	$3.95	$3.08	$5.15
Fair value assumptions:
Risk-free interest rate	3.1%	2.7%	4.3%
Expected volatility	26.2%	34.0%	36.1%
Expected life of options	5 years	5 years	5 years
Expected dividend yield	1.1%	2.9%	5.9%

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Accounting Changes – In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which primarily addresses the accounting for goodwill and intangible assets subsequent to

Notes to Consolidated Financial Statements (continued)

their acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, and are tested for impairment at least annually. Carpenter elected early implementation of SFAS 142 in fiscal 2002. Carpenter recorded a charge of $112.3 million ($5.06 per diluted share) to reduce the carrying value of its goodwill as of the beginning of fiscal 2002. The charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statement of Income. For additional discussion on the impact of adopting SFAS 142, see Note 7 to the consolidated financial statements.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. All provisions for FIN 46R were effective for Carpenter beginning in the third quarter of fiscal 2004 (period ended March 31). The adoption of FIN 46R had no effect on the Company’s financial statements.

In December 2003, the FASB issued revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional annual disclosures related to information describing the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows. The revision also required new quarterly disclosures detailing the components of net periodic benefit cost recognized during the interim period. The quarterly disclosures were effective for Carpenter beginning with the third quarter of fiscal 2004 (period ended March 31). The annual disclosures are included in Note 12.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits that are at least as valuable as those under Medicare Part D. Carpenter sponsors retiree prescription drug programs for certain of its locations.

In May, 2004, the FASB issued FASB Staff Position Number FAS106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” for the effects of the new Act. Accordingly, Carpenter reduced its non-cash pension and retiree medical expenses in the fourth quarter by $0.8 million or $.03 per diluted share. In addition to the fourth quarter adjustment, Carpenter also recognized a retroactive reduction to its third quarter non-cash pension and retiree medical expenses in the amount of $0.8 million or $.03 per diluted share.

Notes to Consolidated Financial Statements (continued)

2.	Earnings (Loss) Per Common Share

The calculations of earnings (loss) per share for the years ended June 30, 2004, 2003 and 2002 are shown below. No calculations are presented for the diluted losses per share for fiscal 2003 or 2002 since the assumed conversion of preferred shares and the assumed exercise of 742,422 stock options in 2003 and 791,934 stock options in 2002 would be anti-dilutive.

(in millions, except per share data)	2004	2003	2002
Basic EPS:
Income (loss) before cumulative effect of accounting change	$36.0	$(10.9)	$(6.0)
Dividends accrued on convertible preferred stock, net of tax benefits	(1.8)	(1.6)	(1.8)

Earnings (loss) available to common stockholders	34.2	(12.5)	(7.8)
Cumulative effect of accounting change	—	—	(112.3)

Net income (loss) available for common stockholders	$34.2	$(12.5)	$(120.1)

Weighted average common shares outstanding	22.5	22.3	22.2

Earnings (loss) per share before cumulative effect of accounting change	$1.51	$(0.56)	$(0.35)
Cumulative effect of accounting change per share	—	—	(5.06)

Basic net earnings (loss) per share	$1.51	$(0.56)	$(5.41)

Diluted EPS:
Income before cumulative effect of accounting change	$36.0
Assumed shortfall between common and preferred dividends	(1.0)

Net income available for common stockholders	$35.0

Weighted average common shares outstanding	22.5
Assumed conversion of preferred shares	0.7
Effect of shares issuable under stock option plans	0.2

Adjusted weighted average common shares	23.4

Earnings (loss) per share before cumulative effect of accounting change	$1.49	$(0.56)	$(0.35)
Cumulative effect of accounting change per share	—	—	(5.06)

Diluted net earnings (loss) per share	$1.49	$(0.56)	$(5.41)

Notes to Consolidated Financial Statements (continued)

3.	Special Charge

Fiscal Year 2004

During the second quarter of fiscal 2004, Carpenter incurred a pre-tax special charge of $2.3 million. The components of this special charge are indicated below:

(in millions)
Early retirement of debt	$1.5
Termination of interest rate swaps	0.8

Special charge	$2.3

•	Early retirement of debt: In December 2003, Carpenter purchased $20 million of previously issued, 6.95 percent Series A Medium Term Notes on the open market. The $1.5 million special charge relates primarily to the difference between the fair market value and the par value of the notes in addition to the premium paid and unamortized issue costs associated with the notes.

•	Termination of interest rate swaps: Carpenter terminated interest rate swaps associated with the repayment of foreign currency loans classified as short-term debt.

Fiscal Year 2003

During fiscal 2003, Carpenter incurred a special charge of $30.6 million before taxes. These charges were incurred as part of the Company’s strategy to reduce costs and improve operational effectiveness. The components of this special charge are indicated below:

(in millions)	Cash	Non-Cash	Total
Reductions in workforce	$2.5	$14.9	$17.4
Pension plan curtailment loss	—	6.7	6.7
Loss on early retirement of debt	3.5	1.0	4.5
Writedown of certain assets reclassified as held-for-sale	—	2.0	2.0

Special charge	$6.0	$24.6	$30.6

•	Reductions in workforce: This item represents the elimination of approximately 500 salaried and hourly positions, which were substantially complete as of December 31, 2002. The charge of $17.4 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $14.9 million of the charge will be paid from the Company’s qualified pension plan and did not impact the Company’s operating cash flow and is, therefore, considered non-cash. This portion of the special charge reduced prepaid pension cost on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements (continued)

•	Pension plan curtailment loss: This item is related to the effects of the above workforce reduction on the qualified pension plan. The curtailment loss is comprised of increases to the projected benefit obligations and a recognition of related prior service costs. As a result of this charge, prepaid pension cost on the Consolidated Balance Sheet has been correspondingly reduced by $6.7 million.

•	Loss on early retirement of debt: In May 2003, Carpenter issued $100 million of 10-year senior unsecured notes with a coupon of 6.625 percent. Proceeds from the sale of the notes were used to redeem approximately $90 million of Carpenter’s 9 percent debentures due 2022, which had a mandatory sinking fund requirement of $5 million annually between 2004 and 2021. The debentures were callable at a price of 103.82 percent plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a special charge of $4.5 million was recorded including approximately $1.0 million related to the recognition of unamortized discount and issue costs.

•	Writedown of certain assets reclassified as held-for-sale: Assets held-for-sale are included with other current assets on the Consolidated Balance Sheet and are included in Corporate Assets in the segment data. Prior to the writedown, the net book value of these assets was $5.2 million. Primarily all of these assets were sold during fiscal year 2003. As of September 30, 2002, depreciation on these assets ceased.

The major components of the fiscal 2003 special charge and the remaining outstanding balances at June 30, 2003 are as follows:

	Reductions in Workforce	Pension Plan Curtailment Loss	Loss on Early Retirement of Debt	Writedown of Certain Assets Reclassified as Held-For-Sale	Total
Special Charge	$17.4	$6.7	$4.5	$2.0	$30.6
Payments	(2.5)	—	(3.5)	—	(6.0)
Transfer against assets	(14.9)	(6.7)	(1.0)	(2.0)	(24.6)

June 30, 2003	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (continued)

4.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of June 30, 2004. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of June 30, 2004:

(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$4.8	$24.2	$29.0
Unrealized losses	—	(0.2)	(0.2)

Estimated fair value	$4.8	$24.0	$28.8

Due in one year or less	$2.7	$6.7	$9.4
Due in one through three years	2.1	17.3	19.4

	$4.8	$24.0	$28.8

For the fiscal year ended June 30, 2004, proceeds from sales of marketable securities were $41.2 million. Realized losses on these sales were $0.1 million.

5.	Inventories

	June 30
(in millions)	2004	2003
Raw materials and supplies	$28.5	$30.7
Work in process	102.7	87.3
Finished and purchased products	53.8	62.9

	$185.0	$180.9

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $211.7 and $118.6 million higher as of June 30, 2004 and 2003, respectively. Current cost of LIFO-valued inventories was $344.8 million at June 30, 2004 and $249.9 million at June 30, 2003. The reductions in LIFO-valued inventories decreased cost of sales by $0.3 million in fiscal 2004, and increased cost of sales by $0.4 million before taxes during fiscal 2003.

Notes to Consolidated Financial Statements (continued)

6.	Property, Plant and Equipment

	June 30
(in millions)	2004	2003
Land	$7.5	$7.6
Buildings and building equipment	233.9	233.3
Machinery and equipment	1,092.2	1,096.8
Construction in progress	5.2	5.9

Total at cost	1,338.8	1,343.6
Less accumulated depreciation and amortization	730.1	691.9

	$608.7	$651.7

The estimated useful lives of depreciable assets are as follows:

Land improvements	20 years
Buildings and building equipment	20 – 45 years
Machinery and equipment	5 – 30 years
Autos and trucks	3 – 6 years
Office furniture and equipment	3 – 10 years

7.	Goodwill and Trademarks and Trade Names, Net

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

Carpenter conducted its annual impairment review during the fourth quarter of 2004, 2003 and 2002 and determined that there was no additional goodwill impairment.

Notes to Consolidated Financial Statements (continued)

The changes in the carrying amount of goodwill by reportable segment for the years ended June 30, 2004 and 2003 are as follows:

	Specialty Metals Segment	Engineered Products Segment	Total
Balance as of June 30, 2002	$34.6	$11.8	$46.4

Balance as of June 30, 2003	$34.6	$11.8	$46.4

Balance as of June 30, 2004	$34.6	$11.8	$46.4

Trademarks and Trade Names, Net

	June 30
(in millions)	2004	2003
Trademarks and trade names, at cost	$32.0	$32.0
Less accumulated amortization	7.7	6.6

Trademarks and trade names, net	$24.3	$25.4

Carpenter recorded $1.1 million of amortization expense in fiscal years 2004, 2003 and 2002. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

8.	Debt

Bonds and Notes

In May 2003, Carpenter issued $100 million of 10-year senior unsecured notes with a coupon of 6.625 percent. Proceeds from the sale of the notes were used to redeem approximately $90 million of Carpenter’s 9 percent debentures due 2022. The refinancing eliminated a mandatory sinking fund requirement of $5 million annually between 2004 and 2021. The debentures were callable at a price of 103.82 percent plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a special charge of $4.5 million was recorded, including the price paid above par, unamortized discount and debt issuance costs. In addition, Carpenter paid $0.9 million in fees associated with the debt issuance.

In December 2003, Carpenter purchased $20 million of previously issued, 6.95 percent Series A Medium Term Notes due June 2005 on the open market. In connection with the early redemption, a special charge of $1.5 million was recorded, including unamortized issue costs associated with the Notes.

Notes to Consolidated Financial Statements (continued)

Credit Facilities

In September 2003, the Company increased the commitments under its unsecured revolving credit facility from $125 million to $150 million. The revolving credit facility, which had an initial term of five years, will expire in November 2006.

Also in September 2003, the Company decided not to renew its $75 million, 364-day unsecured credit facility. The decision was made in conjunction with the decision to increase the Company’s revolving credit.

On September 3, 2002, Carpenter and its lenders amended the credit facility. The amendment reduced the minimum coverage under the EBITDA-to-interest covenant for the trailing four quarterly periods ended September 30, 2002, December 31, 2002 and March 31, 2003. Thereafter, the covenant reverted to the original terms under the credit facility.

In addition to the EBITDA-to-interest covenant, Carpenter is required to maintain a total debt to total capital ratio below 55 percent. As of June 30, 2004 ,Carpenter is in compliance with all covenants.

At fiscal year end, the Company had approximately $2.2 million in outstanding foreign currency loans and $10.8 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($137 million) was available to the Company. In addition to this facility, the Company had $50 million available to it under an Accounts Receivable Purchase Facility (see Note 9).

For the years ended June 30, 2004, 2003 and 2002, interest cost totaled $23.8 million, $31.1 million and $34.9 million, of which $0.1 million, $0.1 million and $0.3 million, respectively, were capitalized as part of the cost of plant, equipment and software.

The weighted average interest rates for short-term borrowings during fiscal 2004, 2003 and 2002 were 2.1 percent, 5.7 percent and 3.3 percent, respectively.

Notes to Consolidated Financial Statements (continued)

Long-term debt outstanding at June 30, 2004 and 2003, consists of the following:

	June 30
(in millions)	2004	2003
Senior unsecured notes, 6.625% due May 2013	$99.2	$99.1
Medium-term notes, Series B at 6.28% to 7.10% due from April 2005 to 2018 (face value of $152.0 million at June 30, 2004 and 2003)	153.5	156.6
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 at June 30, 2004 and 2003)	99.1	101.9
Medium-term notes, Series A at 6.95% due June 2005	—	20.0
Other	1.1	1.4

Total	352.9	379.0
Less amounts due within one year	20.2	0.1

Long-term debt, net of current portion	$332.7	$378.9

A portion of the Series B and C notes are associated with the fixed to floating interest rate swaps. Therefore, the carrying value of the debt has been adjusted to reflect the underlying value of the swaps in accordance with fair value hedge accounting (see note 10).

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2005, are $0.2 million in fiscal 2006, $0.2 million in fiscal 2007, $33.2 million in fiscal 2008, and $23.2 million in fiscal 2009.

9.	Accounts Receivable Purchase Facility

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

In June 2004, the Company had repurchased a $10.0 million participating interest from the independent financial institution. As of June 30, 2004, there is no utilization of the facility. Total fiscal 2004, 2003 and 2002 expenses relating to the Purchase Facility were $0.4 million, $0.3 million and $0.4 million, respectively.

Notes to Consolidated Financial Statements (continued)

10.	Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30
	2004		2003
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$76.6	$76.6	$53.5	$53.5
Marketable securities	$28.8	$28.8	$—	$—
Company-owned life insurance	$12.9	$12.9	$20.5	$20.5
Short-term debt	$2.2	$2.2	$17.1	$17.1
Long-term debt	$352.9	$363.6	$379.0	$388.7

Commodity forwards and options	$25.2	$25.2	$5.4	$5.4
Foreign currency forwards and options	$(1.9)	$(1.9)	$(2.0)	$(2.0)
Interest rate swaps and Treasury locks	$1.0	$1.0	$6.5	$6.5

The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short-term maturities of these instruments. The carrying amount for marketable securities is based on quoted market prices. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2004 and 2003 were determined by using current interest rates.

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

Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. These strategies are:

•	The use of commodity forwards and options to fix the price of a portion of future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities.

•	The use of foreign currency forwards and options to hedge a portion of future sales denominated in foreign currencies, principally the Euro, Pound Sterling and Australian Dollar, in order to offset the effect of changes in exchange rates.

Notes to Consolidated Financial Statements (continued)

•	The use of foreign currency forwards and options to hedge certain foreign currency denominated intercompany receivables, primarily in Euro, Pound Sterling and Australian Dollar, to offset the effect on earnings of changes in exchange rates until these receivables are collected.

•	The use of interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt.

The Company has designated commodity forwards and options, foreign currency forwards and options and floating to fixed interest rate swaps as cash flow hedges of anticipated commodity transactions, anticipated foreign exchange transactions and scheduled interest payments, respectively. Fair values for outstanding derivative instruments that are designated as cash flow hedges are accumulated in other comprehensive income in stockholders’ equity. The fair values are released to earnings when the related hedged items impact earnings. Amounts reclassified to the Consolidated Statement of Income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign currency hedges). If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Consolidated Statement of Income. During 2002, net gains of $0.2 million were reclassified from other comprehensive income to earnings for anticipated purchase transactions that were no longer expected to occur. The changes in other accumulated comprehensive income associated with derivative hedging activities during the year ended June 30, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance at July 1	$—	$2.5	$(1.5)
Current period changes in fair value, net of tax	23.4	4.3	3.0
Reclassifications to earnings, net of tax	(10.7)	(6.8)	1.0

Balance at June 30	$12.7	$—	$2.5

The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Consolidated Statement of Income. The fair value of the Company’s interest rate swap agreements classified as fair value hedges was $1.0 million at June 30, 2004. All existing fair value hedges are highly effective. As a result, there is no impact to earnings due to hedge ineffectiveness.

The hedges of intercompany receivables denominated in foreign currencies do not qualify for hedge accounting; therefore the hedges are marked to market on a quarterly basis and any gains or losses are recorded within other income on the Consolidated Statement of Income. All unrealized gains or losses on intercompany receivables denominated in foreign currencies are recorded in other income, net each quarter.

Notes to Consolidated Financial Statements (continued)

Fair value hedges at June 30, 2004 have various settlement dates, the latest of which is an August 2011 interest rate swap. Most of the interest rate swaps contain a put feature whereby the Company can put the swap back to the counterparty or the counterparty can put the swap back to the Company on the fifth anniversary date of the interest rate swap.

During the year ended June 30, 2002, unrealized net gains totaling $1.1 million after taxes were recorded in other comprehensive income (loss), and $2.9 million of expenses (net of tax benefits) were reclassified from other comprehensive income (loss) to the Consolidated Statement of Income including $0.2 million of net gains for anticipated raw material purchase transactions which were no longer expected to occur. Any ineffectiveness is recorded in the Consolidated Statement of Income. The ineffectiveness for existing derivative instruments for the years ended June 30, 2004, 2003 and 2002 was immaterial.

As of June 30, 2004, $12.7 million after taxes of net gains from derivative instruments was included in accumulated other comprehensive income (loss) of which $11.0 million after taxes is expected to be reclassified to the Consolidated Statement of Income within one year.

Carpenter is exposed to credit risk related to its financial instruments in the event of non-performance by the counterparties. Carpenter does not generally require collateral or other security to support these financial instruments. However, the counterparties to these transactions are major financial institutions deemed creditworthy by Carpenter. Carpenter does not anticipate non-performance by the counterparties.

11.	Accrued Liabilities

	June 30
(in millions)	2004	2003
Compensation	$26.1	$13.5
Employee benefits	24.6	13.3
Income taxes	10.3	6.1
Interest	4.4	5.4
Taxes, other than income	3.8	2.4
Derivative financial instruments	1.7	2.4
Environmental costs	1.3	2.0
Dividend payable	0.9	0.7
Professional services	0.7	1.0
Other	14.0	13.4

	$87.8	$60.2

Notes to Consolidated Financial Statements (continued)

12.	Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. From June 1999 to December 2003, retired employees benefit payments were paid by a Voluntary Employee Benefit Association Trust (VEBA). Beginning in January 2004, benefit payments are being paid from Corporate assets. In May 2004, Carpenter made a voluntary cash contribution of $25.0 million into the VEBA. Prior to 2002, Carpenter contributed discretionary amounts, which have not exceeded the amount deductible for tax purposes, into the VEBA. Plan assets are invested in trust-owned life insurance, which is invested in equity securities.

In 2003, Carpenter amended its postretirement medical plan to increase the deductible and coinsurance amounts and increase the retiree contributions required to purchase the medical coverage.

Carpenter uses a measurement date of June 30 for the majority of its plans.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

Notes to Consolidated Financial Statements (continued)

	Pension Plans		Other Postretirement Plans
(in millions)	2004	2003	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$718.6	$602.9	$204.3	$206.8
Service cost	16.5	14.5	2.9	2.4
Interest cost	41.7	42.2	11.1	15.1
Benefits paid	(51.6)	(62.3)	(18.3)	(10.7)
Actuarial (gain) loss(a)	(34.4)	98.2	(13.1)	47.8
Plan curtailment	—	5.6	—	2.3
Special termination benefits(b)	—	14.7	—	0.2
Plan amendments	—	2.8	—	(59.6)

Projected benefit obligation at end of year	$690.8	$718.6	$186.9	$204.3

Change in plan assets
Fair value of plan assets at beginning of year	$721.5	$754.4	$24.5	$36.9
Actual return on plan assets	98.6	26.8	2.7	(1.7)
Benefits paid from plan assets	(51.6)	(62.3)	(18.3)	(10.7)
Contributions	2.7	2.6	32.8	—

Fair value of plan assets at end of year	$771.2	$721.5	$41.7	$24.5

Funded status of the plans	$80.4	$2.9	$(145.2)	$(179.8)
Unrecognized net loss	138.5	221.5	55.1	72.1
Unrecognized prior service cost (benefit)	7.3	8.1	(66.9)	(74.7)
Unrecognized transition obligation	0.1	0.1	—	—

Prepaid (accrued) benefit cost	$226.3	$232.6	$(157.0)	$(182.4)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued benefit liability	$(20.1)	$(18.6)	$(157.0)	$(182.4)
Intangible asset	247.0	253.7	—	—
Accumulated other comprehensive income	(0.6)	(2.5)	—	—

Net amount recognized	$226.3	$232.6	$(157.0)	$(182.4)

Additional information
(Decrease) increase in minimum liability included in other comprehensive income	$(1.9)	$2.5	$—	$—

Accumulated benefit obligation for all pension plans	$649.2	$669.3	N/A	N/A

(a)	Since the last measurement date, the Medicare Prescription Drug Improvement and Modernization Act was signed into law. The Act provides for prescription drug benefits for Medicare-eligible participants and it provides for tax-free credits for employers that sponsor post-65 prescription drug plans that are “actuarially equivalent” to the new Medicare plan. It was determined that Carpenter’s other Postretirement Plan is actuarially equivalent to the new Medicare Plan. Therefore, the liability for the other postretirement plan was reduced by $27 million to reflect expected future tax-free credits.
(b)	Benefits provided to employees terminated as a result of a reduction in hourly and salaried work force. See note 3 to the consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

Carpenter has several underfunded pension plans that are included in the data presented above. As of June 30, 2004 and 2003, the projected benefit obligation of the underfunded plans was $23.9 million and $26.7 million, the total fair value of assets was $1.5 million and $1.2 million, and the accumulated benefit obligation was $22.4 million and $24.6 million, respectively.

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits are as follows:

	Pension Plans			Other Postretirement Plans
(in millions)	2004	2003	2002	2004	2003	2002
Service cost	$16.5	$14.5	$15.4	$2.9	$2.4	$2.4
Interest cost	41.7	42.2	43.3	11.1	15.1	13.6
Expected return on plan assets	(59.6)	(73.8)	(87.3)	(1.4)	(3.0)	(4.9)
Amortization of net loss (gain)	9.3	0.1	(1.3)	2.6	0.4	—
Amortization of prior service cost (benefit)	0.8	0.6	2.7	(7.8)	(1.9)	(1.0)

Net expense (income)	$8.7	$(16.4)	$(27.2)	$7.4	$13.0	$10.1

For segment reporting (see note 20 to the consolidated financial statements), Carpenter reports separately the net pension expense (income) which represents the expense (income) relating to Carpenter’s overfunded defined benefit pension plan combined with the expense for the postretirement benefit plans and other underfunded defined benefit pension plans.

Principal actuarial assumptions at June 30:

	Pension Plans			Other Postretirement Plans
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	6.25%	6.00%	7.25%	6.25%	6.00%	7.25%
Rate of compensation increase	3.50%	3.50%	4.00%	3.50%	3.50%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	6.00%	7.25%	7.50%	6.00%	7.25%	7.50%
Expected long-term rate of return on plan assets	8.50%	10.00%	10.00%	8.50%	10.00%	10.00%
Long-term rate of compensation increase	3.50%	4.00%	4.00%	3.50%	4.00%	4.00%

Notes to Consolidated Financial Statements (continued)

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2004	2003
Assumed health care cost trend rate	10%	10%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.7	$(0.7)
Effect on postretirement benefit obligation	$11.4	$(11.0)

Plan Assets

Carpenter’s pension plans’ weighted-average asset allocations at June 30, 2004 and 2003, by asset category are as follows:

	June 30,
	2004	2003
Equity securities	62.7%	61.5%
Fixed income securities	37.2	37.1
Cash and cash equivalents	0.1	1.4

Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Pension Committee. Management determines an asset allocation that will provide the highest level of return for an acceptable level of risk. Accordingly, Carpenter invests in different asset classes including large-, mid- and small-cap growth and value funds, international equity funds, fixed income short-term and medium-term duration fixed-income funds and high yield funds.

Notes to Consolidated Financial Statements (continued)

The Company may vary the actual asset mix based on the ratio of the plan assets and liabilities. The investment policy prohibits the use of derivative financial instruments that create or add leverage to an existing security position. Management reviews the asset allocation on a quarterly basis and makes revisions as deemed necessary.

Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, Carpenter considered historical returns for individual asset classes and the impact of active portfolio management.

Cash Flows – Employer Contributions

Carpenter’s pension plan remains well funded, and the Company was not required to make a contribution to the plan during fiscal year 2004, 2003 or 2002. In May 2004, the Company made a $25.0 million, voluntary contribution to a VEBA trust to fund future retiree medical expenses.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ millions)	Pension Benefits	Other Benefits
2005	$47.2	$13.4
2006	$48.6	$13.8
2007	$48.1	$14.0
2008	$48.7	$14.0
2009	$50.6	$14.0
2010 – 2014	$267.8	$77.3

Other Benefit Plans

Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $4.4 million in fiscal 2004, $5.5 million in fiscal 2003 and $7.2 million in fiscal 2002. There were 1,437,110 common shares reserved for issuance under the savings plans at June 30, 2004.

Notes to Consolidated Financial Statements (continued)

13.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal 2004, an additional $0.6 million was accrued related to three of Carpenter’s Superfund sites. During fiscal 2003, an additional $1.75 million was accrued for one of our current operating facilities and for a manufacturing site of a former subsidiary of Talley Industries, Inc. Also related to the former Talley subsidiary site, $2.25 million was established as the fair value of land received as part of the settlement in a bankruptcy proceeding of a claim under an indemnification agreement. This amount was included in other assets on the Consolidated Balance Sheet. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2004, 2003 and 2002, were $6.7 million, $6.8 million and $5.8 million, respectively. The estimated range at June 30, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.7 million and $11.1 million.

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

Notes to Consolidated Financial Statements (continued)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of June 30, 2004 there is approximately $2.0 million recorded related to these indemnifications.

Other

Carpenter also is defending various claims and legal actions, and is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, personal injury claims and tax issues. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

Carpenter has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $233.2 million. Of this amount, $186.8 million relates to fiscal 2005, $40.6 million to fiscal 2006, $3.9 million to fiscal 2007 and $1.9 million to fiscal 2008.

Notes to Consolidated Financial Statements (continued)

14.	Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $8.2 million (net of sub-lease rental receipts), $11.4 million and $12.0 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Future minimum payments (net of sub-lease rental receipts) for noncancelable operating leases in effect at June 30, 2004 are: $8.3 million in fiscal 2005, $5.8 million in fiscal 2006, $4.8 million in fiscal 2007, $4.1 million in fiscal 2008, $3.8 million in fiscal 2009, and $2.4 million thereafter.

15.	Common Stock Purchase Rights

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

Notes to Consolidated Financial Statements (continued)

16.	Stock-Based Compensation

Carpenter has two stock-based compensation plans for officers and key employees: a 1993 plan and a 1977 plan, and a stock-based compensation plan for directors.

1993 Plan:

The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. In October, 2000, the stockholders authorized an additional 1,800,000 shares to the plan for share awards. As of June 30, 2004 and 2003, 440,628 and 633,013 shares, respectively, were reserved for options and share awards which may be granted under this plan.

Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable generally after one year of employment following the date of grant, and will in all cases expire no more than ten years after the date of grant. In 2003, the options granted by the Board become exercisable in equal annual increments over a three-year period.

Restricted stock awards outstanding vest from the date of grant to periods ranging principally from two to five years from the date of grant. When restricted shares are issued, deferred compensation is determined, and charged to expense over the vesting period. During fiscal 2004, 2003 and 2002, $3.0 million, $1.5 million and $0.5 million, respectively, were charged to expense for vested restricted shares.

Performance share awards are earned only if Carpenter achieves certain performance levels over a three-year period. The awards are payable at the discretion of the Board of Directors in either shares of common stock or cash and expensed over the three-year performance period. Fiscal 2002 included $0.3 million for reversals of prior years’ accruals relating to performance shares.

1977 Plan:

The 1977 plan provides for the granting of stock options and stock appreciation rights. Options are granted at the market value on the date of grant, are exercisable after one year of employment following the date of grant and expire ten years after grant. At June 30, 2004 and 2003, 49,360 shares and 33,060 shares, respectively, were reserved for options which may be granted under the 1977 plan.

Notes to Consolidated Financial Statements (continued)

Directors Plan:

Carpenter has a stock-based compensation plan that provides for the granting of stock options, stock appreciation rights, and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 2004 and 2003, 106,784 and 138,659 shares, respectively, were reserved for options which may be granted under this plan.

At least 50 percent of each Director’s retainer is awarded in stock units at each annual meeting. Directors have the option to elect the balance of the retainer in stock units. Stock units are then paid in shares of common stock following a Director’s end of Board service through death, disability or approved retirement. Units awarded at each annual meeting are forfeited when a Director leaves the Board under other circumstances before the next annual meeting. Payment of options include a lump sum or 10 or 15 annual installments.

Option Activity (all plans):

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2001	2,340,077	$32.86

Granted	633,300	23.31
Exercised	(144,900)	21.15
Cancelled	(32,780)	32.25

Balance at June 30, 2002	2,795,697	$31.33

Granted	448,500	15.71
Exercised	(1,200)	19.69
Cancelled	(164,210)	29.44

Balance at June 30, 2003	3,078,787	$29.13

Granted	78,000	24.22
Exercised	(499,019)	25.62
Cancelled	(59,315)	35.05

Balance at June 30, 2004	2,598,453	$29.52

Notes to Consolidated Financial Statements (continued)

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at 06/30/04	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 06/30/04	Weighted Average Exercise Price
$10 - $30	1,449,903	7.24	$22.20	1,102,237	$23.55
$30 - $40	647,750	4.72	31.73	647,750	31.73
$40 - $51	500,800	3.56	47.86	500,800	47.86

	2,598,453		$29.52	2,250,787	$31.31

Of the options outstanding at June 30, 2004, 2,143,351 relate to the 1993 plan, 233,600 relate to the 1977 plan and 221,502 relate to the Directors Plan.

17.	Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”). Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345 percent note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. The preferred stock is recorded net of related issuance costs.

Principal and interest obligations on the note are satisfied by the ESOP as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $2.1 million in fiscal 2004, $1.9 million in fiscal 2003, and $1.8 million in fiscal 2002 to the ESOP. Compensation expense related to the plan was $1.3 million in fiscal 2004, $1.3 million in fiscal 2003 and $1.4 million in fiscal 2002.

As of June 30, 2004, the ESOP held 333.7 shares of the convertible preferred stock, consisting of 242.5 allocated shares and 91.2 unallocated shares. Each preferred share is convertible into at least 2,000 shares of common stock. There are 667,348 common shares reserved for issuance under the ESOP at June 20, 2004. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. To the extent permitted by the ESOP and its trustee, the stock is redeemable at Carpenter’s option at $65,000 per share.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At June 30, 2003, $7.6 million was included in other noncurrent liabilities representing the amount that the actual common stock share value was below the guaranteed conversion share value. The $7.6 million was comprised of a reduction in convertible preferred stock of $12.0 million offset by a reduction in deferred compensation of $4.4 million. At June 30, 2004, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual share price at June 30, 2004 was greater than the guarantee price per share.

Notes to Consolidated Financial Statements (continued)

18.	Income Taxes

Provision (benefit) for income taxes consisted of the following:

(in millions)	2004	2003	2002
Current:
Federal	$2.7	$(0.2)	$(18.1)
State	0.4	0.3	(1.0)
Foreign	4.1	2.6	2.6
Deferred:
Federal	4.7	(12.8)	7.2
State	0.8	(1.9)	2.0
Foreign	1.0	—	—

	$13.7	$(12.0)	$(7.3)

The operating loss generated in fiscal 2003 was partially carried back to prior years, and the residual was used to offset the fiscal 2004 tax liability.

The following is a reconciliation of the United States statutory federal income tax rate to the actual effective income tax rate:

(% of pre-tax income (loss))	2004	2003	2002
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
Research and development credits	(0.9)	(10.0)	(12.0)
State income taxes, net of federal tax benefit	1.8	(6.1)	4.1
Foreign tax differential	(0.8)	0.5	3.0
Resolution of outstanding state tax matter	(4.9)	—	—
Nontaxable income	(0.4)	(1.2)	(14.7)
Other, net	(2.1)	(0.6)	(0.3)

Effective income tax rate	27.7%	(52.4)%	(54.9)%

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2004 and 2003:

(in millions)	2004	2003
Deferred tax liabilities:
Depreciation	$170.9	$180.9
Prepaid pension cost	98.7	104.2
Intangible assets	8.0	7.8
Inventories	6.5	8.4
Other	1.8	3.1

Total deferred tax liabilities	$285.9	$304.4

Deferred tax assets:
Postretirement provisions	$61.3	$68.3
Net operating loss carryforwards	28.1	43.2
Other reserve provisions	15.0	22.3
Tax credit carryforwards	18.5	18.2
Valuation allowances	(23.5)	(18.6)

Total deferred tax assets	$99.4	$133.4

Net deferred tax liability	$186.5	$171.0

As of June 30, 2004 and 2003, subsidiaries of the Company had available tax net operating losses that can be carried forward to future years. The $28.1 million net operating loss carryforward in 2004 consists of $2.6 million federal carryforwards and $25.5 million state carryforwards. The $43.2 million net operating loss carryforward in 2003 consisted of $22.6 million federal carryforwards and $20.6 million state carryforwards. The federal carryforwards will begin to expire in 2022 while the state carryforwards will begin to expire in 2008.

The tax credit carryforward in 2004 consists of $15.8 million of Alternative Minimum Tax credits, which can be carried forward indefinitely, and $2.7 million of Research and Development credits, which will begin to expire in 2020. The tax credit carryforward in 2003 represents $15.9 million of Alternative Minimum Tax credits and $2.3 million of Research and Development credits.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain of its state net operating tax loss carryforwards. In 2004, the valuation allowance is $23.5 million and in 2003 the valuation allowance was $18.6 million.

At June 30, 2004, no provision has been made for U.S. federal and state income taxes on approximately $50 million of foreign earnings, which are expected to be reinvested

Notes to Consolidated Financial Statements (continued)

indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustments for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

Carpenter is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws.

19.	Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	2004	2003	2002
Continued dumping and subsidy offset	$(5.2)	$(2.8)	$(3.5)
Interest income	(1.9)	(1.8)	(2.0)
Loss on writedowns and disposal of property, plant and equipment	0.3	1.1	4.4
Gain on sale of businesses	(0.2)	(0.9)	—
Foreign exchange (gain) loss	(0.4)	0.5	1.1
Writedown to market value of investments in life insurance policies	0.3	0.2	0.2
Litigation recovery	(1.4)	(0.3)	—
Other	(0.4)	0.2	(0.7)

	$(8.9)	$(3.8)	$(0.5)

20.	Business Segments, Geographic and Product Data

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

Notes to Consolidated Financial Statements (continued)

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies.

The net pension (expense) income represents the (expense) income relating to Carpenter’s overfunded defined benefit pension plan less the expense for the postretirement benefit plans and the other underfunded defined benefit pension plans. The net pension (expense) income relates predominantly to the Specialty Metals segment. The corporate costs primarily represent the unallocated portion of the operating costs of the finance, law and human resource departments as well as the corporate management staff. The special charges are discussed in detail in Note 3. The 2004 special charge relates to the premium on early retirement of debt. Of the total 2003 special charge, approximately $20.3, $1.0 and $4.8 million relate to the Specialty Metals segment, Engineered Products segment and Corporate, respectively. In addition $4.5 million relates to the premium on early retirement of debt. Other income, net, is described in Note 19. Corporate assets are primarily domestic cash and cash equivalents, prepaid pension cost, corporate-owned life insurance and corporate plant, equipment and software.

On a consolidated basis, Carpenter’s sales are not materially dependent on a single customer or a small group of customers. Of the total fiscal year 2004 sales of our Engineered Products segment, approximately 18 percent of segment sales were to one customer. Of the total fiscal year 2003 sales of our Engineered Products segment, approximately 14 percent of segment sales were to one customer and 12 percent of sales were to a second customer. There were no other significant individual customer sales volumes during fiscal year 2002.

Notes to Consolidated Financial Statements (continued)

Geographic Data

(in millions)	2004	2003	2002
Net Sales:(a)
United States	$740.4	$653.2	$728.0
Europe	137.6	111.1	142.2
Mexico	53.8	43.7	45.3
Canada	21.9	17.4	20.3
Asia Pacific	46.1	33.8	26.3
Other	16.9	11.9	15.0

Consolidated net sales	$1,016.7	$871.1	$977.1

Long-lived assets:
United States	$930.5	$996.0	$1,066.5
Europe	18.3	17.9	18.0
Mexico	3.5	4.6	6.6
Canada	0.3	0.3	0.4
Asia Pacific	10.6	10.1	10.4
Other	1.2	1.4	1.7

Consolidated long-lived assets	$964.4	$1,030.3	$1,103.6

(a)	Net sales are attributed to countries based on the location of the customer.

Product Data

(in millions)	2004	2003	2002
Stainless steels	$447.8	$392.8	$395.7
Special alloys	369.6	291.7	367.9
Ceramics and other materials	82.9	83.2	94.0
Titanium products	73.4	66.6	82.5
Tool and other steels	43.0	36.8	37.0

Total net sales	$1,016.7	$871.1	$977.1

Notes to Consolidated Financial Statements (continued)

Segment Data

(in millions)	2004	2003	2002
Net Sales:
Specialty Metals	$909.1	$760.2	$850.8
Engineered Products	110.0	113.3	128.5
Intersegment	(2.4)	(2.4)	(2.2)

Consolidated net sales	$1,016.7	$871.1	$977.1

Operating Results:
Specialty Metals	$86.8	$38.8	$12.9
Engineered Products	15.2	10.9	10.5
Net pension (expense) income	(16.1)	3.4	17.1
Corporate costs	(19.1)	(18.2)	(19.7)
Interest expense	(23.7)	(31.0)	(34.6)
Special charge	(2.3)	(30.6)	—
Other income, net	8.9	3.8	0.5

Consolidated income (loss) before income taxes and cumulative effect of accounting change	$49.7	$(22.9)	$(13.3)

Total Assets:
Specialty Metals	$1,015.7	$990.7	$1,057.7
Engineered Products	79.9	74.5	90.4
Corporate	360.6	334.7	331.4

Consolidated total assets	$1,456.2	$1,399.9	$1,479.5

Depreciation:
Specialty Metals	$43.6	$46.4	$48.1
Engineered Products	4.8	4.8	4.9
Corporate	0.8	2.1	3.5

Consolidated depreciation	$49.2	$53.3	$56.5

Amortization:
Specialty Metals	$7.0	$9.4	$9.6	(a)
Engineered Products	0.3	0.5	0.8	(a)
Corporate	0.6	0.8	0.8	(a)

Consolidated amortization	$7.9	$10.7	$11.2	(a)

Capital Expenditures, including software:
Specialty Metals	$5.7	$7.1	$21.1
Engineered Products	1.9	1.3	3.9
Corporate	0.4	0.1	1.7

Consolidated capital expenditures, including software	$8.0	$8.5	$26.7

(a)	Pursuant to SFAS 142, effective July 1, 2001, goodwill is no longer being amortized. See note 7 to the consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

21.	Divestitures

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

22.	Supplemental Data

The following are additional required disclosures and other material items:

(in millions)	2004	2003	2002
Cost Data:
Repairs and maintenance costs	$44.1	$45.5	$52.2

Cash Flow Data:
Cash paid during the year for:
Interest payments, net of amounts capitalized	$23.5	$33.0	$32.3
Income tax refunds, net	$—	$5.9	$6.1

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(13.8)	$(12.8)	$(15.0)
Minimum pension liability adjustment	(0.4)	(1.5)	—
Net unrealized gains on derivatives	12.7	—	2.5

	$(1.5)	$(14.3)	$(12.5)

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are usually influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest because of annual plant vacation and maintenance shutdowns in this period by Carpenter and by many of its customers. This seasonal pattern can be disrupted by economic cycles or special accounting adjustments. The second half of the fiscal year is typically stronger than the first half. Third quarter results reflect the retroactive adoption of the benefits of the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The adoption led to a benefit recorded in the third quarter of $0.8 million or $0.03 per diluted share.

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations Fiscal 2004
Net sales	$213.3	$226.3	$280.3	$296.8

Gross profits	$34.0	$39.9	$49.3	$62.3

Net income	$0.5	$7.5	$10.3	$17.7

Fiscal 2003
Net sales	$213.8	$210.2	$234.6	$212.5

Gross profits	$33.6	$35.9	$35.9	$48.3

Net (loss) income	$(10.9)	$(7.1)	$1.7	$5.4

Earnings per common share Fiscal 2004

Basic earnings	$0.00	$0.32	$0.43	$0.75

Diluted earnings	$0.00	$0.31	$0.42	$0.73

Fiscal 2003
Basic (loss) earnings	$(0.51)	$(0.34)	$0.06	$0.23

Diluted (loss) earnings	$(0.51)	$(0.34)	$0.06	$0.23

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding (in millions)
Fiscal 2004
Basic	22.3	22.4	22.6	22.8
Diluted	22.3	23.3	23.6	23.7
Fiscal 2003
Basic	22.3	22.3	22.4	22.4
Diluted	22.3	22.3	22.4	23.1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9a. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required as to directors is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the caption “Election of Directors.”

Information concerning Carpenter’s executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13. Certain Relationships and Related Transactions

Not applicable

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2004 definitive Proxy Statement under the caption “Approval of Appointment of Independent Accountants”.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed as Part of this Report:

(1)	The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. “Financial Statements and Supplementary Data:”):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors of Carpenter Technology Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 10, 2004, appearing herein also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 10, 2004

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

A current report on Form 8-K was filed on behalf of Carpenter on April 23, 2004. The Report was dated April 23, 2004, and covered Item 7, Financial Statements and Exhibits and Item 12, Results of Operations and Financial Condition. Carpenter’s press release discussing third quarter results was included as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By	/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance &
Chief Financial Officer

Date: September 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert J. Torcolini	Chairman, President and Chief	September 3, 2004
Robert J. Torcolini	Executive Officer and Director
(Principal Executive Officer)

/s/ Terrence E. Geremski	Senior Vice President – Finance &	September 3, 2004
Terrence E. Geremski	Chief Financial Officer

/s/ Richard D. Chamberlain	Vice President and Corporate	September 3, 2004
Richard D. Chamberlain	Controller (Principal Accounting Officer)

*	Director	September 3, 2004
Carl G. Anderson, Jr.

*	Director	September 3, 2004
J. Michael Fitzpatrick

*	Director	September 3, 2004
Marillyn A. Hewson

*	Director	September 3, 2004
Martin Inglis

*	Director	September 3, 2004
Robert N. Pokelwaldt

*	Director	September 3, 2004
Gregory A. Pratt

*	Director	September 3, 2004
Peter N. Stephans

*	Director	September 3, 2004
Kathryn C. Turner

*	Director	September 3, 2004
Stephen M. Ward, Jr.

*	Director	September 3, 2004
Kenneth L. Wolfe

Original Powers of Attorney authorizing David A. Christiansen or Terrence E. Geremski to sign this Report on behalf of: Carl G. Anderson, Jr., J. Michael Fitzpatrick, Marillyn A. Hewson, Martin Inglis, Robert N. Pokelwaldt, Gregory A. Pratt, Peter N. Stephans, Robert J. Torcolini, Kathryn C. Turner, Stephen M. Ward, Jr. and Kenneth L. Wolfe are being filed with the Securities and Exchange Commission.

*By	/s/ David A. Christiansen
David A. Christiansen
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2004

Allowance for doubtful accounts receivable	$3.2	$1.3	$—	$(0.9)	$3.6

Deferred tax valuation allowance	$18.6	$4.9	$—	$—	$23.5

Year ended June 30, 2003

Allowance for doubtful accounts receivable	$2.6	$1.6	$—	$(1.0)	$3.2

Deferred tax valuation allowance	$13.5	$5.1	$—	$—	$18.6

Year ended June 30, 2002

Allowance for doubtful accounts receivable	$2.3	$2.6	$—	$(2.3)	$2.6

Deferred tax valuation allowance	$3.9	$13.0	$(3.1)	$(0.3)	$13.5

EXHIBIT INDEX

Exhibit No.		Title	Page

3.		Articles of Incorporation and By-Laws

	A.	Restated Certificate of Incorporation dated October 26, 1998 is attached as an Exhibit to this Annual Report on Form 10-K.

	B.	By-Laws, amended as of June 24, 2004 are attached as an Exhibit to this Annual Report on Form 10-K.

4.		Instruments Defining Rights of Security Holders, Including Indentures

	A.	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

	B.	Rights Agreement relating to Rights distributed to holders of Carpenter’s Stock, amended as of June 12, 2000, is incorporated herein by reference to Exhibit 4B of Carpenter’s 2001 Annual Report on Form 10-K.

	C.	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

	D.	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

	E.	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 (File No. 33-51613) filed January 6, 1994.

	F.	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are attached as an Exhibit to this Annual Report on Form 10-K.

Exhibit No.		Title	Page
	G.	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

	H.	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

	I.	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4I of Carpenter’s 2003 Annual Report on Form 10-K.

	J.	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4J of Carpenter’s 2003 Annual Report on Form 10-K.

	K.	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4K of Carpenter’s 2003 Annual Report on Form 10-K.

10.		Material Contracts

	A.	Agreement and Plan of Merger dated January 6, 1997, by and among Dynamet Incorporated, Stockholders of Dynamet Incorporated and Carpenter is incorporated herein by reference to Exhibit 10A of Carpenter’s 2002 Annual Report of Form 10-K.

	B.	Supplemental Retirement Plan for Executive Officers, amended as of January 1, 2004, is attached as an Exhibit to this Annual Report on Form 10-K.

	C.	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10C of Carpenter’s 2001 Annual Report on Form 10-K.

Exhibit No.	Title	Page

D.	Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended as of December 7, 1995, is incorporated herein by reference to Exhibit 10E of Carpenter’s 2001 Annual Report on Form 10-K.

E.	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, amended as of January 1, 1998, is incorporated herein by reference to Exhibit 10F of Carpenter’s 2002 Annual Report on Form 10-K.

F.	Executive Annual Compensation Plan, amended as of July 1, 2002 is incorporated herein by reference to Exhibit 10G of Carpenter’s 2002 Annual Report on Form 10-K.

G.	Stock-Based Incentive Compensation Plan For Non-Employee Directors, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10H of Carpenter’s Annual Report on Form 10-K.

H.	Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of December 9, 1993, and amended as of January 1, 2004, is attached as an Exhibit to this Annual Report on Form 10-K.

I.	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as amended and restated on May 1, 1997, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated herein by reference to Exhibit 10J of Carpenter’s 2002 Annual Report on Form 10-K.

J.	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: David A. Christiansen, Terrence E. Geremski, Robert W. Lodge, Dennis M. Oates, Michael L. Shor, John E.Thames and Robert J. Torcolini is incorporated herein by reference to Exhibit 10K to Carpenter’s 2000 Annual Report on Form 10-K.

K.	Stock-Based Incentive Compensation Plan for Officers and Key Employees, amended as of June 27, 2002, is incorporated herein by reference to Exhibit 10L of Carpenter’s 2002 Annual Report on Form 10-K.

Exhibit No.	Title	Page

L.	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001, is incorporated herein by reference to Exhibit 10M of Carpenter’s 2001 Annual Report on Form 10-K.

M.	Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: David A. Christiansen, Terrence E. Geremski, Robert W. Lodge, Dennis M. Oates, Michael L. Shor, John E. Thames and Robert J. Torcolini is incorporated herein by reference to Exhibit 10N of Carpenter’s 2001 Annual Report on Form 10-K.

N.	Second Amendment dated August 21, 2003, to Five-Year Revolving Credit Agreement dated November 20, 2001, among Carpenter and certain of its subsidiaries as Borrowers and Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan and a number of other financial institutions as lenders is incorporated herein by reference to Exhibit 10O of Carpenter’s 2003 Annual Report on Form 10-K.

O.	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as amended and restated on May 1, 1997, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated herein by reference to Exhibit 10P of Carpenter’s 2002 Annual Report on Form 10-K.

P.	Five-Year Revolving Credit Agreement dated as of November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank (successor to First Union National Bank), JPMorgan Chase Bank and a number of other financial institutions as Lenders is incorporated herein by reference to Exhibit 10i of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

Q.	Amendment dated September 3, 2002, to Five-Year Revolving Credit Agreement dated November 20, 2001 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan Chase Bank and a number of other financial institutions as Lenders is incorporated herein by reference to Exhibit 10R of Carpenter’s 2002 Annual Report on Form 10-K.

Exhibit No.		Title	Page

	R.	364-Day Revolving Credit Agreement dated as of September 3, 2002 among Carpenter and certain of its subsidiaries as Borrowers with Wachovia Bank, National Association (successor to First Union National Bank), JPMorgan Chase Bank and a number of other financial institutions as lenders is incorporated herein by reference to Exhibit 10T of Carpenter’s 2002 Annual Report on Form 10-K.

	S.	Receivables Purchase Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10iii of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

	T.	Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp is incorporated herein by reference to Exhibit 10iv of Carpenter’s Form 10-Q for the quarter ended December 31, 2001.

	U.	First Amendment to Receivables Purchase Agreement dated March 19, 2003 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10V of Carpenter’s 2003 Annual Report of Form 10-K.

12.		Computations of Ratios of Earnings to Fixed Charges (unaudited)

21.		Subsidiaries of the Registrant

23.		Consent of Experts and Counsel Consent of Registered Public Accounting Firm

24.		Powers of Attorney Powers of Attorney in favor of Terrence E. Geremski or David A. Christiansen

31.		Rule 13a-14(a)/15d-14(a) Certifications A. Certification of Robert J. Torcolini B. Certification of Terrence E. Geremski

32.		Section 1350 Certifications Certifications of Robert J. Torcolini and Terrence E. Geremski

99.		Additional Exhibits Agreement to Furnish Debt Instruments