Form 10-Q
period 2004-09-30
CARPENTER TECHNOLOGY CORP
filed 2004-11-08
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 14662, Reading, PA	19612
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2004.

Common stock, $5 par value	23,956,133
Class	Number of shares outstanding

The Exhibit Index appears on page 27.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2004 and June 30, 2004

(in millions)

	September 30 2004	June 30 2004
ASSETS
Current assets:
Cash and cash equivalents	$94.6	$76.6
Marketable securities	58.0	28.8
Accounts receivable, net	162.3	165.2
Inventories	203.1	185.0
Other current assets	42.2	36.2

Total current assets	560.2	491.8
Property, plant and equipment, net	599.6	608.7
Prepaid pension cost	247.9	247.0
Goodwill	46.4	46.4
Trademarks and trade names, net	24.0	24.3
Other assets	35.9	38.0

Total assets	$1,514.0	$1,456.2

LIABILITIES
Current liabilities:
Short-term debt	$1.7	$2.2
Current portion of long-term debt	20.2	20.2
Accounts payable	115.7	109.0
Accrued liabilities	89.6	87.8
Deferred income taxes	12.2	10.9

Total current liabilities	239.4	230.1
Long-term debt, net of current portion	334.5	332.7
Accrued postretirement benefits	140.9	143.5
Deferred income taxes	181.7	175.6
Other liabilities	36.1	36.3

Total liabilities	932.6	918.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares	20.8	20.8
Common stock – authorized 100,000,000 shares; issued 24,958,135 and 24,141,150 shares at September 30, 2004 and June 30, 2004, respectively	124.8	120.7
Capital in excess of par value	232.3	215.1
Reinvested earnings	247.9	230.4
Common stock in treasury (1,112,252 shares and 1,106,772 shares at September 30, 2004 and June 30, 2004, respectively), at cost	(38.3)	(38.0)
Deferred compensation	(8.6)	(9.5)
Accumulated other comprehensive income (loss)	2.5	(1.5)

Total stockholders’ equity	581.4	538.0

Total liabilities and stockholders’ equity	$1,514.0	$1,456.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three months ended September 30, 2004 and 2003

(in millions, except per share data)

	Three Months Ended September 30
	2004	2003
NET SALES	$297.6	$213.3

Cost of sales	234.2	179.3

Gross profit	63.4	34.0

Selling and administrative expenses	27.7	28.7

Operating income	35.7	5.3

Interest expense	5.8	6.3
Other income, net	(0.6)	(1.6)

Income before income taxes	30.5	0.6

Income tax expense	10.7	0.1

NET INCOME	$19.8	$0.5

EARNINGS PER COMMON SHARE:
Basic	$0.83	$0.00

Diluted	$0.80	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23.5	22.3

Diluted	24.5	22.3

Cash dividends per common share	$0.0825	$0.0825

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three months ended September 30, 2004 and 2003

(in millions)

	2004	2003
Net income	$19.8	$0.5
Unrealized gain on securities classified as available-for-sale	0.1	—
Net gains on derivative instruments, net of tax of $0.9 million and $0.4 million, respectively	3.0	0.7
Foreign currency translation	0.9	(1.9)

Comprehensive income (loss)	$23.8	$(0.7)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the three months ended September 30, 2004 and 2003

(in millions)

	2004	2003
OPERATIONS:
Net income	$19.8	$0.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	11.7	12.8
Amortization	0.9	2.4
Deferred income taxes	6.4	(1.4)
Net pension expense	0.6	4.4
Net loss (gain) on asset disposals	0.1	(0.1)
Changes in working capital and other:
Receivables	3.4	(1.7)
Inventories	(17.8)	(6.9)
Other current assets	(2.1)	(2.6)
Accounts payable	6.6	10.9
Accrued current liabilities	1.1	6.8
Income tax refund	0.4	0.3
Other, net	1.0	0.7

Net cash provided from operations	32.1	26.1

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(2.5)	(1.6)
Proceeds from disposals of plant and equipment	—	0.1
Purchases of marketable securities	(37.3)	—
Sales of marketable securities	8.1	—

Net cash used for investing activities	(31.7)	(1.5)

FINANCING ACTIVITIES:
Net change in short-term debt	(0.5)	(0.4)
Checks not cleared	—	(3.7)
Dividends paid	(2.3)	(2.4)
Proceeds from issuance of common stock	21.1	—

Net cash provided from (used for) financing activities	18.3	(6.5)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.8

INCREASE IN CASH AND CASH EQUIVALENTS	18.0	18.9
Cash and cash equivalents at beginning of period	76.6	53.5

Cash and cash equivalents at end of period	$94.6	$72.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The June 30, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2004 Annual Report on Form 10-K.

Beginning in fiscal 2005, certain items on the consolidated statement of income previously included within other income, net, have been reclassified to cost of sales and selling and administrative expenses in order to present operating income. The reclassifications had no impact on reported net income, earnings per share or stockholders’ equity. Amounts reported for fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation.

Stock-Based Compensation

As of September 30, 2004, Carpenter has two stock-based employee compensation plans, which are described in detail in Note 16 of Carpenter’s fiscal year 2004 Annual Report on Form 10-K. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings (loss) per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

1.	Basis of Presentation (continued)

Stock-Based Compensation (continued)

	Three Months Ended September 30
(in millions, except per share data)	2004	2003
Net income as reported	$19.8	$0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.1)	(0.1)

Pro forma net income	$19.7	$0.4

Earnings (loss) per share:
Basic – as reported	$0.83	$0.00

Basic – pro forma	$0.82	$(0.01)

Diluted – as reported	$0.80	$0.00

Diluted – pro forma	$0.79	$(0.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2.	Earnings Per Common Share

The calculations of earnings per share for the three months ended September 30, 2004 and 2003 are shown below. No calculations are presented for the diluted earnings per share for the three months ended September 30, 2003, since the assumed conversion of 0.7 million preferred shares and the exercise of 0.1 million stock options are anti-dilutive.

	Three Months Ended September 30
(in millions, except per share data)	2004	2003
Basic:

Net income	$19.8	$0.5
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)

Earnings available for common stockholders	$19.4	$0.1

Weighted average common shares outstanding	23.5	22.3

Basic net earnings per share	$0.83	$0.00

Diluted:

Net income	$19.8
Assumed shortfall between common and preferred dividend	(0.3)

Earnings available for common stockholders	$19.5

Weighted average common shares outstanding	23.5
Assumed conversion of preferred shares	0.7
Effect of shares issuable under stock option plans	0.3

Adjusted weighted average common shares	24.5

Diluted net earnings per share	$0.80	$0.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Investments in Marketable Securities

The fair value of the Company’s investments in marketable securities is based on quoted market prices as of September 30, 2004 and June 30, 2004. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of September 30, 2004 and June 30, 2004:

September 30, 2004

(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$9.7	$48.4	$58.1
Unrealized gains	—	(0.1)	(0.1)

Estimated fair value	$9.7	$48.3	$58.0

Due in one year or less	$5.3	$31.0	$36.3
Due in one through three years	4.4	17.3	21.7

	$9.7	$48.3	$58.0

June 30, 2004

(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$4.8	$24.2	$29.0
Unrealized gains	—	(0.2)	(0.2)

Estimated fair value	$4.8	$24.0	$28.8

Due in one year or less	$2.7	$6.7	$9.4
Due in one through three years	2.1	17.3	19.4

	$4.8	$24.0	$28.8

For the three months ended September 30, 2004, proceeds from sales of marketable securities were $8.1 million. Realized losses on these sales were less than $0.1 million. The Company held no marketable securities during the three months ended September 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

4.	Inventories

(in millions)	September 30, 2004	June 30, 2004
Raw materials and supplies	$37.2	$28.5
Work in process	114.5	102.7
Finished and purchased products	51.4	53.8

Total inventory	$203.1	$185.0

5.	Other Current Assets

(in millions)	September 30, 2004	June 30, 2004
Derivative financial instruments	$26.0	$22.2
Prepaid taxes	4.4	3.1
Prepaid insurance	3.2	0.4
Deferred shutdown expense	2.1	—
Prepaid maintenance contracts	0.9	0.5
Interest receivable	0.7	0.5
Company owned life insurance	0.6	1.5
Other	4.3	8.0

	$42.2	$36.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

6.	Goodwill and Trademarks and Trade Names, Net

Goodwill

There was no change in goodwill during the three months ended September 30, 2004. At September 30, 2004, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.8 million of goodwill, respectively. Carpenter will conduct its annual impairment review during the fourth quarter of fiscal year 2005.

Trademarks and Trade Names, Net

(in millions)	September 30, 2004	June 30, 2004
Trademarks and trade names, at cost	$32.0	$32.0
Less accumulated amortization	8.0	7.7

Trademarks and trade names, net	$24.0	$24.3

Carpenter has recorded $0.3 million of amortization expense during the three months ended September 30, 2004 and 2003. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

7.	Accrued Liabilities

(in millions)	September 30, 2004	June 30, 2004
Employee benefits	$25.2	$24.6
Compensation	17.3	26.1
Income taxes	13.6	10.3
Interest	7.7	4.4
Taxes, other than income	4.1	3.8
Environmental costs	1.8	1.3
Derivative financial instruments	1.7	1.7
Dividend payable	1.3	0.9
Professional services	0.8	0.7
Other	16.1	14.0

	$89.6	$87.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

8.	Stockholders’ Equity Data

	September 30, 2004	June 30, 2004
Preferred shares issued	329.6	333.7

Common shares issued	24,958,135	24,141,150
Common shares in Treasury	(1,112,252)	(1,106,772)

Net common shares outstanding	23,845,883	23,034,378

9.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months ended September 30, 2004 and 2003 are as follows:

Three months ended September 30:

	Pension Plans		Other Postretirement Benefit Plans
(in millions)	2004	2003	2004	2003
Service cost	$3.7	$4.1	$0.6	$0.7
Interest cost	10.4	10.4	2.8	3.0
Expected return on plan assets	(15.9)	(14.9)	(0.9)	(0.4)
Amortization of net loss	1.0	2.4	0.7	0.9
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net (credit) expense	$(0.6)	$2.2	$1.2	$2.2

	Pension Plans		Other Postretirement Benefit Plans
(in millions)	2004	2003	2004	2003
Classified as:
Cost of sales	$(0.8)	$1.3	$1.0	$1.8
Selling and administrative expenses	0.2	0.9	0.2	0.4

Net (credit) expense	$(0.6)	$2.2	$1.2	$2.2

Carpenter’s pension plan remains well funded, and the company is not required to make a cash contribution to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

10.	Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. An additional $0.3 million was accrued during the quarter ended September 30, 2004 related to one site. No additional accrual was made during the three months ended September 30, 2004 and September 30, 2003. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2004 was $6.9 million. The estimated range at September 30, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.9 million and $11.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

10.	Contingencies (continued)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of September 30, 2004, there is approximately $2.0 million recorded related to these indemnifications.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

11.	Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”) to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year 9.345% note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At September 30, 2004, the ESOP held 329.6 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At September 30, 2004 and June 30, 2004, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual share price at September 30, 2004 and June 30, 2004 was greater than the guarantee price per share.

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

On a consolidated basis, Carpenter’s sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three months ended September 30, 2004 and 2003, approximately 19 percent and 20 percent of sales were to one customer, respectively.

The service cost component of Carpenter’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

12.	Business Segments (continued)

	Three Months Ended September 30
(in millions)	2004	2003
Net sales:
Specialty Metals	$267.0	$189.7
Engineered Products	31.2	24.1
Intersegment	(0.6)	(0.5)

Consolidated net sales	$297.6	$213.3

Operating income:
Specialty Metals	$32.8	$7.0
Engineered Products	4.6	2.3
Corporate costs	(5.1)	(4.4)
Pension earnings, interest & deferrals	3.7	0.4
Intersegment	(0.3)	—

Consolidated operating income	$35.7	$5.3

(in millions)	September 30, 2004	June 30, 2004
Total assets:
Specialty Metals	$1,030.5	$1,015.7
Engineered Products	78.2	79.9
Corporate assets	405.3	360.6

Consolidated total assets	$1,514.0	$1,456.2

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—Three Months Ended September 30, 2004 vs.

Three Months Ended September 30, 2003:

Overview

Our first quarter net income was $19.8 million or $.80 per diluted share, compared to net income of $0.5 million or $.00 per diluted share a year ago. Net income in the first quarter a year ago included non-cash pension and retiree medical expenses of $4.4 million or $.12 per diluted share. In the recent first quarter, Carpenter’s net pension expense was less than $.01 per diluted share.

Strong demand across all of our major markets coupled with process improvements, increased productivity, better product mix and higher selling prices resulted in the significant improvement in first quarter earnings.

Free cash flow in the recent first quarter was $27.3 million, compared with free cash flow of $22.2 million in the first quarter a year ago. At the end of the recent first quarter, total debt net of cash was $203.8 million. Carpenter’s net debt amount was $45.9 million lower than at the end of the previous quarter and $129.5 million lower than a year ago.

Net Sales

Net sales for the first quarter were $297.6 million compared to $213.3 million for the same period a year ago. The increase in sales was primarily driven by strong demand across all of our major markets, increases in base prices, selective market share gains and surcharges that were implemented in order to capture significantly higher raw material and energy costs. The sales increase also reflected a better product mix as a result of stronger demand in key markets and selective volume increases, partially offset by our initiative to eliminate less profitable products. Surcharge, volume increases, pricing actions and product mix changes contributed to the sales increase in approximately equal percentages.

Sales outside the United States increased 39 percent from a year ago and represented 28 percent of first quarter sales. Sales outside the United States benefited from the effects of a weaker U.S. dollar, selective market share gains and stronger demand from most end-use markets.

Our stainless steel sales were 27 percent above the first quarter a year ago. Stronger demand from the automotive market for materials used in engine components and from the industrial market for materials used in capital goods applications benefited sales. The increase also reflected higher base selling prices, surcharges and selective market share gains. The increased sales of stainless products were partially offset by reduced volume of lower value rod products, which declined as a result of our decision to exit marginally profitable business.

Sales of our special alloys were 61 percent above the first quarter from a year ago. Stronger demand from the aerospace, power generation, medical and automotive markets and higher base selling prices were the major contributors.

Titanium alloy sales were 31 percent higher than a year ago due to increased sales to the aerospace and medical markets, market share gains and base price increases.

Sales of ceramic and other materials increased 22 percent from the first quarter a year ago. Higher sales of cores used in the casting of turbine blades for aircraft engines and structural ceramic components for the industrial market contributed to the increase.

By end-use markets, sales to the aerospace market increased 47 percent from the same period a year ago. This marked the third consecutive quarter of increased sales to the aerospace market and the highest level of sales in more than 3-years. The demand for new commercial jet aircraft is recovering earlier than expected due to expected purchases by foreign airline carriers. Our aerospace materials demand is also benefiting from military spares and the development of new model aircraft and engines that will be introduced over the next several years.

Sales to the power generation market increased 61 percent from a year ago and marked the fifth consecutive quarter of year-over-year sales increases. This market is recovering as a result of foreign demand for industrial gas turbine units and continued maintenance projects.

Sales to the automotive market were 28 percent above the first quarter a year ago. This is the fourth consecutive quarter of year-over-year sales increases despite relatively flat U.S. production levels. These increases were the result of growth with key customers, a shift in production of engine parts to the U.S. due to a weaker dollar, and stronger demand for higher value materials used in engine components.

Sales to the medical market were 23 percent above a year ago reflecting strong demand and market share gains. We continue to see steady growth for our special alloys and titanium materials in the orthopedic implant, trauma fixation, vascular and dental fields.

Industrial sector sales, which include materials used in equipment and other capital goods applications, increased 34 percent in the first quarter from the same period a year ago. This reflected selective market share gains, growth with key customers and increased capital investments by the U.S. manufacturing sector as a result of a stronger economy.

Sales to the consumer market were 47 percent better than a year ago, due to stronger demand for products used in consumer durables and electronics.

Gross Profit

Gross profit in the first quarter increased to $63.4 million or 21.3 percent of sales from $34.0 million or 15.9 percent a year ago. The gross profit in the recent first quarter included non-cash pension and retiree medical expenses of $0.2 million. In the first quarter a year ago, the gross profit reflected pension expense of $3.1 million or 1.5 percent of sales.

The increase in the gross profit is largely attributed to base price increases and a better product mix due, in part, to stronger demand from the aerospace and power generation markets. Additionally, cost savings generated through better productivity and process improvements contributed to the gross profit improvement. The gross profit as a percentage of sales also reflected the negative effect from the dilution caused by the pass through of increased raw material prices.

Selling and administrative expenses

In the first quarter of fiscal 2005, selling and administrative expenses of $27.7 million were 9.3 percent of sales versus $28.7 million or 13.5 percent of sales in the same quarter a year ago. Selling and administrative expenses included net non-cash pension and retiree medical expenses of $0.4 million in the current first quarter versus $1.3 million in the quarter a year ago. The decrease in selling and administrative expenses reflected a reduction in depreciation and lower net non-cash pension and retiree medical expenses from a year ago.

Interest expense

Interest expense of $5.8 million was lower than last year by $0.5 million due to reduced debt levels.

Other income, net

Other income for the first quarter was $0.6 million, compared to $1.6 million a year ago. In the quarter a year ago, other income benefited from foreign currency gains.

Business Segment Results:

Specialty Metals Segment

Net sales for the quarter ended September 30, 2004 for the Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units, were $267.0 million or 41 percent higher than in the same quarter a year ago.

SAO first quarter sales increased 41 percent from a year ago. Strong broad-based demand, selective market share gains and pricing actions, which included surcharges for higher raw material and energy costs, drove the increase. Sales of bar products experienced an increase in volume as a result of strong demand for higher value materials, particularly from the industrial, automotive and aerospace markets. In addition, increases in base pricing and the effects of a weaker dollar had a favorable impact on bar product sales. Sales of coil products increased 33 percent despite a 4 percent decline in volume from a year ago. The increase in sales despite the lower volume was due to a better product mix as a result of eliminating less profitable products, increased base prices and raw material surcharges. Our forged bar and billet products realized a solid increase in volume from a year ago. Increased shipments to the aerospace, power generation and energy markets drove the increase. Forged bar and billet sales also benefited from a better product mix and higher average selling prices.

At Dynamet, which primarily sells titanium products, sales increased 37 percent in the first quarter from the same period a year ago. The increase was driven primarily by a sharp rebound in domestic and foreign demand for titanium sold into the aerospace and medical markets. Dynamet achieved record quarterly sales for material sold to the medical market. CPP’s sales were 37 percent higher than a year ago due to increased demand from the automotive, industrial and aerospace markets and increased selling prices.

Operating income for the Specialty Metals segment was $32.8 million, compared to $7.0 million a year ago. The increase in income reflected the effects of higher sales, pricing actions, a better product mix and realized operating efficiencies, including better yields and improved productivity.

Engineered Products Segment

Net sales for this segment, which includes sales of fabricated metal and ceramic components increased 29 percent to $31.2 million from $24.1 million a year ago. All of the businesses within this group had double-digit sales growth. The growth was driven by increased demand from the automotive, power generation, consumer and aerospace markets.

Certech, which is the largest business within this Group, experienced solid demand for its ceramic cores used in the casting of turbine blades for the aerospace market. Certech’s sales also benefited from increased demand for cores used in the manufacturing of golf clubs and automotive engine components.

Operating income for the Engineered Products segment increased to $4.6 million in the first quarter from $2.3 million a year ago. The increase reflected stronger overall demand and selling price increases. These factors, in combination with better operating efficiencies from lean and variation reduction initiatives, resulted in the improvement in operating income.

Net Pension Expense/Credit:

In the first quarter of fiscal 2005, net non-cash pension and retiree medical expense was $0.6 million, which was offset by the favorable tax effects of Medicare Part D. As a result, net pension expense did not have a measurable impact on earnings per share in the recent first quarter. This compares to non-cash pension and retiree medical expenses of $4.4 million or $.12 per diluted share for the same quarter a year ago. The net pension amount is actuarially determined as of each June 30 and typically held constant throughout the fiscal year.

Our defined benefit pension plan remains well funded and, as in prior years, we are not required to make a cash contribution to the plan.

Cash Flow and Financial Condition:

We have maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

During the three month period ended September 30, 2004, our free cash flow was $27.3 million compared to $22.2 million a year ago. Cash from operations was $32.1 million for the current quarter as compared to $26.1 million a year ago.

Capital expenditures for plant, equipment and software consumed $2.5 million in cash during the first three months of fiscal 2004 versus $1.6 million for the same year ago period.

Total debt, net of cash, was reduced to $203.8 million at September 30, 2004 or 26.0 percent of total capital. This net debt level is $45.9 million lower than at the end of fiscal 2004. Cash and marketable securities at September 30, 2004 were $152.6 million versus $72.4 million at the end of the first quarter last year.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs. At the end of the first quarter, we had approximately $180.0 million available under our credit facilities.

Non-GAAP Selected Financial Measures:

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

	Three months ended September 30
(in millions)	2004	2003
FREE CASH FLOW

Net cash provided from operations	$32.1	$26.1
Purchases of plant, equipment and software	(2.5)	(1.6)
Proceeds from disposals of plant & equipment	—	0.1
Dividends paid	(2.3)	(2.4)

Free cash flow	$27.3	$22.2

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

(in millions)	September 30, 2004	June 30, 2004
NET DEBT

Short-term debt	$1.7	$2.2
Current portion of long-term debt	20.2	20.2
Long-term debt, net of current portion	334.5	332.7

Total debt	356.4	355.1
Cash	(94.6)	(76.6)
Marketable securities	(58.0)	(28.8)

Net debt	$203.8	$249.7

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash is expected to be used for debt repayment until a targeted debt to capital ratio is achieved.

Contingencies:

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the quarter ended September 30, 2004, an additional $0.3 million was accrued related to one site. No additional accrual was made during the three months ended September 30, 2004 or 2003. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2004 was $6.9 million. The estimated range at September 30, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.9 million and $11.3 million.

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

Outlook:

Based on current market conditions, we expect that demand for our materials will remain strong across all end-use markets at least through the balance of the fiscal year. Additionally, we are seeing further momentum in the recovery of the aerospace market and a moderate improvement in the power generation market. Based on these strong market conditions and our continued focus on operational excellence, we expect to see year-over-year quarterly improvements in our fiscal 2005 operating performance

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our Form 10-K for the year ended June 30, 2004, and our most recent registration statement on Form S-4, filed on September 16, 2003, as amended on October 3, 2003. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes anticipated by management; 3) our ability to recoup increases in the cost of raw materials, energy or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets in our pension trusts and the accounting for pension assets; 8) possible labor disputes or work stoppages; and 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risks. Raw material cost fluctuations for our Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials, by entering into commodity forward contracts on a portion of our requirements, which are effective hedges of the risk.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of Carpenter’s fiscal year 2004 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on September 30, 2004 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, (c) a 10 percent increase in our annual interest rate on short-term debt, our results of operations would not have been materially affected, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4. Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

a.	On October 25, 2004, Carpenter Technology Corporation held its 2004 Annual Meeting of Stockholders.

b.	At the 2004 Annual Meeting, stockholders of Carpenter elected I. Martin Inglis, Peter N. Stephans, Kathryn C. Turner and Stephen M. Ward, Jr. to be directors for three-year terms that will expire in 2007. Voting was as follows:

	For	Withheld
I. Martin Inglis	20,726,496	1,068,780
Peter N. Stephans	20,740,834	1,052,442
Kathryn C. Turner	20,326,758	1,466,518
Stephen M. Ward, Jr.	20,703,904	1,089,372

The following are the other directors whose terms continued following the 2004 Annual Meeting: Carl G. Anderson, Jr., J. Michael Fitzpatrick, Marilyn Hewson, Gregory A. Pratt, and Robert J. Torcolini.

Effective after the Annual Meeting, the Board of Directors elected Dr. C. Paul Robinson as a director. Dr. Robinson will stand for election for a full three-year term at the annual shareholders meeting to be held in 2006.

c.	Stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for Carpenter for fiscal year 2005. The voting on this matter was as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP	21,381,278	376,112	35,886

Item 5. Other Information

On September 28, 2004, the United Steel Workers of America (USWA) filed a petition with the National Labor Relations Board (NLRB) seeking an election to determine if the USWA should represent, for collective bargaining, certain production and maintenance employees located at Carpenter’s Specialty Alloy Operations in Reading, Pennsylvania. The election is currently scheduled for November 11, 2004.

Carpenter’s Reading facility has had previous union organizing activities that were not successful, the most recent in October 2002. Carpenter intends to oppose the union organizing attempt by the USWA in accordance with the rules and procedures of the NLRB.

Item 6. Exhibits

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

Carpenter Technology Corporation
(Registrant)

Date: November 8, 2004	/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance and Chief Financial Officer