Form 10-Q
period 2004-12-31
CARPENTER TECHNOLOGY CORP
filed 2005-02-07
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 14662, Reading, Pennsylvania	19610
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2005.

Common stock, $5 par value	24,304,422
Class	Number of shares outstanding

The Exhibit Index appears on page 31.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2004 and June 30, 2004

(in millions)

	December 31 2004	June 30 2004
ASSETS
Current assets:
Cash and cash equivalents	$113.3	$76.6
Marketable securities	65.4	28.8
Accounts receivable, net	172.9	165.2
Inventories	214.9	185.0
Other current assets	33.8	36.2

Total current assets	600.3	491.8

Property, plant and equipment, net	590.9	608.7
Prepaid pension cost	248.9	247.0
Goodwill	46.4	46.4
Trademarks and trade names, net	21.6	24.3
Other assets	33.4	38.0

Total assets	$1,541.5	$1,456.2

LIABILITIES
Current liabilities:
Short-term debt	$1.7	$2.2
Current portion of long-term debt	20.2	20.2
Accounts payable	95.1	109.0
Accrued liabilities	103.7	87.8
Deferred income taxes	7.4	10.9

Total current liabilities	228.1	230.1

Long-term debt, net of current portion	333.6	332.7
Accrued postretirement benefits	137.9	143.5
Deferred income taxes	184.3	175.6
Other liabilities	37.3	36.3

Total liabilities	921.2	918.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 325.8 and 333.7 shares at December 31, 2004 and June 30, 2004, respectively	20.3	20.8
Common stock – authorized 100,000,000 shares; issued 25,345,547 and 24,141,150 shares at December 31, 2004 and June 30, 2004, respectively	126.7	120.7
Capital in excess of par value	244.3	215.1
Reinvested earnings	277.6	230.4
Common stock in treasury (1,099,764 shares and 1,106,772 shares at December 31, 2004 and June 30, 2004, respectively), at cost	(37.8)	(38.0)
Deferred compensation	(7.7)	(9.5)
Accumulated other comprehensive loss	(3.1)	(1.5)

Total stockholders’ equity	620.3	538.0

Total liabilities and stockholders’ equity	$1,541.5	$1,456.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and six months ended December 31, 2004 and 2003

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
NET SALES	$312.1	$226.3	$609.7	$439.6
Cost of sales	237.6	186.8	471.7	366.1

Gross profit	74.5	39.5	138.0	73.5

Selling and administrative expenses	29.6	27.7	57.3	56.4

Operating income	44.9	11.8	80.7	17.1

Interest expense	5.9	6.2	11.7	12.5
Loss on early retirement of debt	—	2.3	—	2.3
Other income, net	(4.8)	(4.9)	(5.3)	(6.6)

Income before income taxes	43.8	8.2	74.3	8.9
Income tax expense	11.3	0.7	21.9	0.9

NET INCOME	$32.5	$7.5	$52.4	$8.0

EARNINGS PER COMMON SHARE:
Basic	$1.33	$0.32	$2.17	$0.32

Diluted	$1.28	$0.31	$2.09	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24.1	22.4	23.8	22.4

Diluted	25.1	23.3	24.8	23.2

Cash dividends per common share	$0.1000	$0.0825	$0.1825	$0.1650

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three and six months ended December 31, 2004 and 2003

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$32.5	$7.5	$52.4	$8.0
Unrealized loss on securities classified as available-for-sale	(0.2)	—	(0.1)	—
Net (losses) gains on derivative instruments	(14.1)	23.9	(10.2)	26.8
Foreign currency translation	3.4	2.0	4.3	0.1
Income tax benefit (expense) related to items of other comprehensive income	5.3	(8.5)	4.4	(10.7)

Comprehensive income	$26.9	$24.9	$50.8	$24.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the six months ended December 31, 2004 and 2003

(in millions)

	December 31, 2004	December 31, 2003
OPERATING ACTIVITIES:
Net income	$52.4	$8.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	23.4	24.8
Amortization	2.0	4.8
Deferred income taxes	9.4	(2.6)
Net pension expense	1.2	8.8
Net loss on asset disposals	0.1	0.2
Changes in working capital and other:
Receivables	(4.4)	(5.9)
Inventories	(28.5)	(10.7)
Other current assets	(3.5)	(1.4)
Accounts payable	(14.5)	3.1
Accrued current liabilities	10.5	3.1
Income tax refund	1.9	0.3
Other, net	2.4	6.2

Net cash provided from operating activities	52.4	38.7

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(4.8)	(3.2)
Proceeds from disposals of plant and equipment	0.2	0.6
Purchases of marketable securities	(55.9)	(18.7)
Sales of marketable securities	19.3	—

Net cash used for investing activities	(41.2)	(21.3)

FINANCING ACTIVITIES:
Net change in short-term debt	(0.7)	(9.3)
Payments on long-term debt	—	(20.1)
Checks not cleared	—	(3.7)
Dividends paid	(5.2)	(4.5)
Proceeds from issuance of common stock	35.1	1.2

Net cash provided from (used for) financing activities	29.2	(36.4)

Effect of exchange rate changes on cash and cash equivalents	(3.7)	(0.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36.7	(19.2)
Cash and cash equivalents at beginning of period	76.6	53.5

Cash and cash equivalents at end of period	$113.3	$34.3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The June 30, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2004 Annual Report on Form 10-K.

Beginning in fiscal 2005, certain items on the consolidated statement of income previously included within other income, net, have been reclassified to cost of sales and selling and administrative expenses in order to present operating income. The reclassification had no impact on reported net income, earnings per share or stockholders’ equity. Amounts reported for fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation.

Stock-Based Compensation

As of December 31, 2004, Carpenter has two stock-based employee compensation plans, which are described in detail in Note 16 of Carpenter’s fiscal year 2004 Annual Report on Form 10-K. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

1.	Basis of Presentation (continued)

	Three Months Ended December 31		Six Months Ended December 31
(in millions, except per share data)	2004	2003	2004	2003
Net income as reported	$32.5	$7.5	$52.4	$8.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.1)	(0.2)	(0.2)	(0.3)

Pro forma net income	$32.4	$7.3	$52.2	$7.1

Earnings per share:
Basic – as reported	$1.33	$0.32	$2.17	$0.32

Basic – pro forma	$1.33	$0.31	$2.16	$0.31

Diluted – as reported	$1.28	$0.31	$2.09	$0.32

Diluted – pro forma	$1.28	$0.30	$2.08	$0.31

New Accounting Pronouncements

Share-Based Payment

The Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” in December, 2004. The revised Statement requires companies to expense the value of employee stock options and similar awards and applies to all non-vested awards granted prior to the effective date, all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. This Statement will be effective for Carpenter beginning in fiscal year 2006. We anticipate applying the Statement prospectively and do not expect the adoption to have a material effect on our financial statements.

Inventory Costs

In January, 2005, the FASB issued FASB Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4”. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, which should be recognized as current period charges. In addition, allocation of fixed production overhead to costs of conversion are to be calculated based on normal capacity of the production facilities. This Statement is effective to Carpenter beginning in fiscal year 2006. We do not expect the adoption to have a material effect on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2.	Earnings Per Common Share

The calculations of earnings per share for the three and six months ended December 31, 2004 and 2003 are shown below.

	Three Months Ended December 31		Six Months Ended December 31
(in millions, except per share data)	2004	2003	2004	2003
Basic:
Net income	$32.5	$7.5	$52.4	$8.0
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)	(0.8)	(0.8)

Earnings available for common stockholders	$32.1	$7.1	$51.6	$7.2

Weighted average number of common shares outstanding	24.1	22.4	23.8	22.4

Basic earnings per common share	$1.33	$0.32	$2.17	$0.32

Diluted:
Net income	$32.5	$7.5	$52.4	$8.0
Assumed shortfall between common and preferred dividend	(0.3)	(0.2)	(0.5)	(0.5)

Earnings available for common stockholders	$32.2	$7.3	$51.9	$7.5

Weighted average number of common shares outstanding	24.1	22.4	23.8	22.4
Assumed conversion of preferred shares	0.6	0.7	0.7	0.7
Effect of shares issuable under stock option plans	0.4	0.2	0.3	0.2

Adjusted weighted average common shares	25.1	23.3	24.8	23.2

Diluted earnings per common share	$1.28	$0.31	$2.09	$0.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Investments in Marketable Securities

The fair value of the Company’s investments in marketable securities is based on quoted market prices as of December 31, 2004 and June 30, 2004. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of December 31, 2004 and June 30, 2004.

December 31, 2004

(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$13.7	$52.0	$65.7
Unrealized losses	—	(0.3)	(0.3)

Estimated fair value	$13.7	$51.7	$65.4

Due in one year or less	$12.9	$23.9	$36.8
Due in one through three years	0.8	27.8	28.6

	$13.7	$51.7	$65.4

June 30, 2004
(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$4.8	$24.2	$29.0
Unrealized losses	—	(0.2)	(0.2)

Estimated fair value	$4.8	$24.0	$28.8

Due in one year or less	$2.7	$6.7	$9.4
Due in one through three years	2.1	17.3	19.4

	$4.8	$24.0	$28.8

For the three and six months ended December 31, 2004, proceeds from sales of marketable securities were $11.2 million and $19.3 million, respectively. Realized losses on these sales were less than $0.1 million. There were no sales of marketable securities during the three or six months ended December 31, 2003.

4.	Inventories

(in millions)	December 31, 2004	June 30, 2004
Raw materials and supplies	$38.6	$28.5
Work in process	116.1	102.7
Finished and purchased products	60.2	53.8

Total inventory	$214.9	$185.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

5.	Other Current Assets

(in millions)	December 31, 2004	June 30, 2004
Derivative financial instruments	$16.1	$22.2
Prepaid taxes	5.1	3.1
Deferred shutdown expense	1.9	—
Prepaid insurance	1.5	0.4
Interest receivable	1.2	0.5
Company owned life insurance	0.9	1.5
Prepaid maintenance contracts	0.7	0.5
Other	6.4	8.0

	$33.8	$36.2

6.	Goodwill and Trademarks and Trade Names, Net

Goodwill

There was no change in goodwill during the six months ended December 31, 2004. At December 31, 2004, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively. Carpenter will conduct its annual impairment review during the fourth quarter of fiscal year 2005.

Trademarks and Trade Names, Net

(in millions)	December 31, 2004	June 30, 2004
Trademarks and trade names, at cost	$32.0	$32.0
Less tax basis adjustment	(2.1)	—
Less accumulated amortization	(8.3)	(7.7)

Trademarks and trade names, net	$21.6	$24.3

In December 2004, Carpenter resolved an outstanding tax matter related to the Talley acquisition. The settlement resulted in the reversal of a $2.1 million deferred tax liability with a corresponding writedown of the related trademarks and trade names.

Carpenter has recorded $0.3 and $0.6 million of amortization expense during the three and six months ended December 31, 2004 and 2003. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7.	Accrued Liabilities

(in millions)	December 31, 2004	June 30, 2004
Employee benefits	$25.8	$24.6
Compensation	25.1	26.1
Income taxes	20.0	10.3
Interest	4.9	4.4
Derivative financial instruments	4.7	1.7
Taxes, other than income	3.9	3.8
Deferred income	1.0	—
Environmental costs	1.3	1.3
Dividend payable	1.7	0.9
Professional services	0.7	0.7
Other	14.6	14.0

	$103.7	$87.8

8.	Income Taxes

In the recent second quarter, Carpenter’s income tax provision was reduced by $4.5 million as a result of a favorable tax settlement. In the prior year second quarter, Carpenter benefited from the resolution of an outstanding state tax matter and reversed $2.4 million of related income tax reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

9.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and six months ended December 31, 2004 and 2003 are as follows:

	Pension Plans		Other Postretirement Benefits
Three months ended December 31: (in millions)	2004	2003	2004	2003
Service cost	$3.7	$4.1	$0.6	$0.7
Interest cost	10.4	10.4	2.8	3.0
Expected return on plan assets	(15.9)	(14.9)	(0.9)	(0.4)
Amortization of net loss	1.0	2.4	0.7	0.9
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net (income) expense	$(0.6)	$2.2	$1.2	$2.2

	Pension Plans		Other Postretirement Benefits
(in millions)	2004	2003	2004	2003
Classified as:
Cost of sales	$(0.8)	$1.3	$1.0	$1.8
Selling and administrative expenses	0.2	0.9	0.2	0.4

Net (income) expense	$(0.6)	$2.2	$1.2	$2.2

	Pension Plans		Other Postretirement Benefits
Six months ended December 31: (in millions)	2004	2003	2004	2003
Service cost	$7.4	$8.2	$1.2	$1.4
Interest cost	20.8	20.8	5.6	6.0
Expected return on plan assets	(31.8)	(29.8)	(1.8)	(0.8)
Amortization of net loss	2.0	4.8	1.4	1.8
Amortization of prior service cost (benefit)	0.4	0.4	(4.0)	(4.0)

Net (income) expense	$(1.2)	$4.4	$2.4	$4.4

	Pension Plans		Other Postretirement Benefits
(in millions)	2004	2003	2004	2003
Classified as:
Cost of sales	$(1.6)	$2.6	$2.0	$3.6
Selling and administrative expenses	0.4	1.8	0.4	0.8

Net (income) expense	$(1.2)	$4.4	$2.4	$4.4

Carpenter’s pension plan remains well funded, and the company is not required to make a cash contribution to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

10.	Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the first quarter of fiscal 2005, an additional $0.3 million was accrued related to one site. No additional accruals were made during the six months ended December 31, 2004 or the three or six months ended December 31, 2003. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2004 was $6.8 million. The estimated range at December 31, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.8 million and $11.2 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of December 31, 2004, there is approximately $2.0 million recorded related to these indemnifications. In addition, Carpenter is investigating an indemnification claim of $3.6 million. At this time, it is not possible to estimate the ultimate liability, if any, under this claim.

Other

Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Carpenter provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

11.	Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”) to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345% note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At December 31, 2004, the ESOP held 325.8 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At December 31, 2004 and June 30, 2004, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual price at December 31, 2004 and June 30, 2004 was greater than the guarantee price per share.

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

On a consolidated basis, sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three and six months ended December 31, 2004, approximately 34 percent and 29 percent of sales were to two customers, respectively. Of the total sales of the Engineered Products segment for the three and six months ended December 31, 2003, approximately 37 percent and 33 percent of sales were to two customers, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

12.	Business Segments (continued)

	Three Months Ended December 31		Six Months Ended December 31
(in millions)	2004	2003	2004	2003
Net sales:
Specialty Metals	$280.4	$197.9	$547.5	$387.6
Engineered Products	32.5	28.9	63.7	53.0
Intersegment	(0.8)	(0.5)	(1.5)	(1.0)

Consolidated net sales	$312.1	$226.3	$609.7	$439.6

Operating income:
Specialty Metals	$40.1	$12.0	$72.9	$19.1
Engineered Products	6.2	4.2	10.8	6.5
Corporate costs	(5.0)	(4.8)	(10.1)	(9.2)
Pension earnings, interest & deferrals	3.7	0.4	7.4	0.8
Intersegment	(0.1)	—	(0.3)	(0.1)

Consolidated operating income	$44.9	$11.8	$80.7	$17.1

(in millions)	December 31, 2004	June 30, 2004
Total assets:
Specialty Metals	$1,029.9	$1,015.7
Engineered Products	81.7	79.9
Corporate assets	429.9	360.6

Consolidated total assets	$1,541.5	$1,456.2

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2004 vs. Three Months Ended December 31, 2003:

Overview

Net income in the second quarter was $32.5 million or $1.28 per diluted share, compared to net income of $7.5 million or $.31 per diluted share a year ago. Net income in the second quarter a year ago included non-cash pension and retiree medical expenses (net pension expense) of $4.4 million or $.12 per diluted share. In the recent second quarter, Carpenter’s net pension expense was less than $.01 per diluted share.

Strong market conditions and our continued focus on cost reduction through lean and variation reduction resulted in the significant improvement in second quarter earnings. Demand was strong across most of our major markets with particularly strong demand coming from the aerospace sector.

Net income in the recent second quarter also reflected a $4.5 million favorable settlement of an outstanding tax matter or the equivalent of $.18 per diluted share. In the second quarter a year ago, net income benefited from a $2.4 million settlement of an outstanding tax matter or the equivalent of $.10 per diluted share.

Net sales

Sales increased 38 percent in the second quarter from a year ago, reflecting strong demand, a better product mix, increased base selling prices and raw material surcharges to help recover high raw material and energy costs. Surcharge, volume increases, pricing actions and product mix changes contributed to the sales increase in approximately equal percentages. Excluding surcharge revenue, sales increased approximately 28 percent from the second quarter a year ago.

Stainless steel sales were 33 percent above the second quarter a year ago. Stronger demand from the automotive market for materials used in engine components and the industrial market for materials used in capital goods applications benefited sales. The improvement also reflected higher base selling prices and surcharges. The increased sales of stainless products were partially offset by reduced volume of lower value rod products, which declined as a result of our decision to eliminate marginally profitable products.

Sales of our special alloys were 41 percent above the second quarter from a year ago. Stronger demand from the aerospace, medical and automotive markets, higher base selling prices and surcharges were the major contributors.

Titanium alloy sales were 72 percent higher than a year ago due to increased sales to the U.S. and European aerospace and medical markets coupled with base price increases.

Sales of ceramic and other materials increased 20 percent from the second quarter a year ago. Higher sales of cores used in the castings of diesel engine fuel injectors and blades for industrial gas turbines contributed to the increase. Also included in this increase are sales of structural ceramic components for the industrial market.

By end-use markets, industrial sector sales, which include materials used in equipment and other capital goods applications, increased 43 percent in the second quarter from the same period a year ago. The increase reflected renewed capital investments by the manufacturing sector.

Sales to the aerospace market increased 79 percent from the same period a year ago. Strong demand for high temperature alloys used in jet engine components and other alloys including titanium used in airframe structural components were the primary drivers of the increase. This was the highest level of sales to the aerospace market in three and a half-years, which reflects the recovery taking place in that market.

Sales to the consumer market were 33 percent better than a year ago due to stronger demand for materials used in consumer durables and electronics.

Sales to the automotive market were 25 percent above the second quarter a year ago. The increase, which was achieved despite relatively flat U.S. production levels, was due to growth with key customers and the favorable effect of a weaker U.S. dollar. In addition, the increasing popularity of high performance engines and more stringent emissions standards resulted in higher demand for Carpenter’s specialty materials.

Sales to the medical market were 33 percent above a year ago reflecting strong demand and market share gains. We continue to see steady growth for our special alloys and titanium materials in both the domestic and foreign markets.

Sales to the power generation market were healthy, although down 24 percent from a particularly strong second quarter a year ago. We expect that sales to this market should remain strong through the balance of this fiscal year.

Geographically, sales outside the United States increased 48 percent from a year ago and represented 27 percent of second quarter sales. Sales outside the United States benefited from the effects of a weaker U.S. dollar, strong growth in Asia and increased demand for aerospace and medical materials.

Gross profit

Our gross profit in the second quarter increased to $74.5 million or 23.9 percent of sales from $39.5 million or 17.5 percent of sales a year ago. In the second quarter a year ago, the gross profit reflected net pension expense of $3.2 million or 1.4 percent of sales. The gross profit in the recent second quarter included net pension expense of $0.2 million.

Strong sales growth, a better product mix, higher base prices and our continued focus on lean and variation reduction were the primary contributors to the gross profit improvement.

Selling and administrative expenses

Selling and administrative expenses for the second quarter were $29.6 million or 9.5 percent of sales versus $27.7 million or 12.2 percent of sales a year ago. Selling and administrative expenses included net pension expense of $0.4 million in the current second quarter versus $1.3 million in the quarter a year ago. In addition, last year’s quarter benefited from a $1.4 million cash receipt pertaining to a class action lawsuit.

Interest expense

Interest expense of $5.9 million was $0.3 million lower than a year ago due to reduced debt levels.

Loss on early retirement of debt

In the prior year second quarter, we incurred a $2.3 million loss on the early retirement of debt for the $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest swaps associated with the repayment of foreign currency loans.

Other income, net

Other income, net was $4.8 million in the second quarter versus $4.9 million a year ago. The current second quarter included $3.8 million received under the “Continued Dumping and Subsidy Offset Act of 2000”, which was lower than the $5.2 million received a year ago. In addition, the current year’s quarter included $1.4 million of interest income from investments and interest received under a tax settlement. In the second quarter a year ago, interest income from investments was $0.2 million.

Business Segment Results:

Specialty Metals Segment

Net sales for the quarter ended December 31, 2004 for the Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units, increased 42 percent to $280.4 million from $197.9 million in the same quarter a year ago.

SAO sales increased 39 percent from the same quarter a year ago due to strong demand across most markets, a better product mix and pricing actions, including surcharges for high raw material costs. In addition, SAO volume increased 7 percent despite an intentional reduction in the sale of marginally profitable products.

Sales of bar products experienced an 11 percent increase in volume while a better product mix, base price increases and surcharges led a 39 percent sales improvement. Demand was particularly strong for materials sold into the industrial market as a result of higher levels of capital spending. Additionally, higher value materials used in engine components and other automotive applications benefited sales.

Sales of coil products increased 31 percent despite a 2 percent decline in volume from a year ago, which reflects our decision to eliminate less profitable products. Base pricing actions, surcharges and stronger demand from the industrial and consumer electronic markets were the primary drivers of the increase.

Our forged bar and billet products realized a 52 percent increase in sales from a year ago. Increased shipments to the aerospace market were the primary driver of demand. Sales also benefited from a better product mix and higher average selling prices.

Dynamet’s sales increased 79 percent in the second quarter versus a year ago driven primarily by a sharp rebound in domestic and foreign demand for titanium sold into the aerospace market from a year ago. For Dynamet, this was the highest level of quarterly sales to the aerospace market in three years. Also, Dynamet’s sales of specialty titanium products used in the medical market for applications such as orthopedic implants and spinal fixation devices demonstrated solid growth. CPP’s sales were 30 percent higher than a year ago due to increased demand from the industrial, automotive and aerospace markets and increased selling prices.

Operating income for the Specialty Metals segment was $40.1 million, compared to $12.0 million a year ago. The increase in operating income reflected the effects of increased sales, higher base pricing, a better product mix and continued operational improvements, including better yields and improved productivity.

Engineered Products Segment

Net sales for this segment, which includes sales of fabricated metal and ceramic components, increased 12 percent to $32.5 million from $28.9 million a year ago. Stronger demand from the industrial, automotive and aerospace markets and higher base prices were the primary drivers of the sales increase.

Certech, which is the largest business within this group, experienced strong demand for its ceramic cores used in the casting of blades for industrial gas turbines. Additionally, sales of cores used in the manufacture of diesel engine fuel injectors contributed to the sales increase.

Operating income for the Engineered Products segment increased to $6.2 million in the second quarter from $4.2 million a year ago. Operating income benefited from higher sales, increased base selling prices and better operating efficiencies from lean and variation reduction.

Results of Operations – Six Months Ended December 31, 2004 vs. Six Months Ended December 31, 2003:

Overview

Net income for the first six months of the current fiscal year was $52.4 million or $2.09 per diluted share, compared with net income of $8.0 million or $.32 per diluted share for the same period a year ago. Last year’s period included $8.8 million of net pension expense or $.12 per diluted share compared with this year’s period net pension expense of less than $.01 per diluted share.

Strong demand across all of our major markets coupled with our continued focus on cost reduction through lean and variation reduction, better product mix and higher selling prices resulted in the significant improvement in the six month results.

Net income in the recent six months also reflected a $4.5 million favorable settlement of an outstanding tax matter or the equivalent of $.18 per diluted share. In the six month period a year ago, net income benefited from a $2.4 million settlement of an outstanding tax matter or the equivalent of $.10 per diluted share.

During the first six months of fiscal 2005, our free cash flow was $42.6 million versus $31.6 million a year ago. Cash from operating activities was $52.4 million for the recent six-month period. For the same period last year, cash provided from operating activities was $38.7 million. At the end of the recent second quarter, total debt net of cash was $176.8 million. Our net debt amount was $27.0 million lower than at the end of the previous fiscal year end and $144.5 million lower than a year ago.

Net sales

Net sales for the first six months of our current fiscal year were $609.7 million, compared with $439.6 million for the same period a year ago. This sales increase reflects strong demand, a better product mix, increased base selling prices and raw material surcharges to help recover high material and energy costs. Surcharge, volume increases, pricing actions and product mix changes contributed to the sales increase in approximately equal percentages. Excluding surcharge revenue, sales increased approximately 29 percent compared with the six-month period a year ago.

Stainless steel sales were 30 percent above the six-month period a year ago. Stronger demand from the automotive market for materials used in engine components and the industrial market for materials used in capital goods applications benefited sales. The improvement also reflected higher base selling prices and surcharges. The increased sales of stainless products were partially offset by reduced volume of lower value rod products, which declined as a result of our decision to eliminate marginally profitable products.

Sales of our special alloys were 51 percent above the six-month period from a year ago. Stronger demand from the aerospace, power generation, medical and automotive markets, higher base selling prices and surcharges were the major contributors to the sales increase.

Titanium alloy sales were 49 percent higher than the six-month period a year ago due to increased sales to the U.S. and European aerospace and medical markets coupled with base price increases.

Sales of ceramic and other materials increased 21 percent from the six months a year ago. Higher sales of cores used in the castings of diesel engine fuel injectors and blades for industrial gas turbines contributed to the increase. Also included in this increase are sales of structural ceramic components for the industrial market.

By end-use markets, industrial sector sales increased 40 percent in the first six months of 2005. The increase reflected selective market share gains and renewed capital investments by the manufacturing sector.

Sales to the aerospace market increased 67 percent from the six-month period a year ago. Strong demand for high temperature alloys used in jet engine components and other alloys including titanium used in airframe structural components were the primary drivers of the increase.

Sales to the consumer market were 34 percent better than the six months a year ago due to stronger demand for materials used in consumer durables and electronics.

Sales to the automotive market were 26 percent above the six months a year ago. The increase, which was achieved despite relatively flat U.S. production levels, was due to growth with key customers and the favorable effect of a weaker U.S. dollar. In addition, the increasing popularity of high performance engines and more stringent emissions standards resulted in higher demand for Carpenter’s specialty materials.

Sales to the medical market were 29 percent above the six months a year ago reflecting strong demand and market share gains. We continue to see steady growth for our special alloys and titanium materials in both the domestic and foreign markets.

Sales to the power generation market were up 5 percent from the six months a year ago. Last year’s six months benefited from a particularly strong second quarter. We expect that sales to this market should remain strong through the balance of this fiscal year.

Geographically, sales outside the United States increased 44 percent through the first six-months of fiscal 2005 from the same period a year ago. Sales outside the United States represented 28 percent of sales through the first six-months of fiscal 2005 compared to 27 percent for the same period a year ago. Sales outside the United States benefited from the effects of a weaker U.S. dollar, strong growth in Asia and increased demand for aerospace and medical materials.

Gross profit

Gross profit in the six-month period improved to $138.0 million or 22.6 percent of sales from $73.5 million or 16.7 percent of sales a year ago. Gross profit in the six-month period a year ago included net pension expense of $6.2 million or 1.4 percent of sales compared with $0.4 million or 0.1 percent of sales in the current six-month period. The improvement in gross profit reflects strong sales growth, a better product mix, higher base prices and a continued focus on lean and variation reduction.

Selling and administrative expenses

For the first six months of fiscal 2005, selling and administrative expenses of $57.3 million were 9.4 percent of sales compared to $56.4 million or 12.8 percent of sales in the same period a year ago. For the first six months of the current fiscal year, net pension expense included in selling and administrative expenses was $0.8 million versus $2.6 million a year ago. In addition, last year benefited $1.4 million from a cash receipt pertaining to a class action lawsuit.

Interest expense

Interest expense of $11.7 million was lower than last year by $0.8 million due to reduced debt levels.

Loss on early retirement of debt

During the six months last year, we incurred a $2.3 million loss on the early retirement of debt for the $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest swaps associated with the repayment of foreign currency loans.

Other income, net

Other income was $5.3 million in the current six-month period versus $6.6 million a year ago. The current period included $3.8 million received under the “Continued Dumping and Subsidy Offset Act of 2000”, which was lower than the $5.2 million received a year ago. In addition, the most recent period included $1.9 million of interest income from investments and interest received under a tax settlement and $1.0 million of foreign exchange losses. The six-month period a year ago included interest income from investments of $0.4 million and $0.6 million of foreign exchange gains.

Business Segment Results:

Specialty Metals Segment

Net sales for the first six months of fiscal 2005 for the Specialty Metals segment were $547.5 million, compared to $387.6 million for the same period a year ago.

SAO sales increased 40 percent from a year ago, due to an improved product mix, increased volumes, base pricing actions and surcharges to cover the high costs of raw materials and energy. SAO volume was 9 percent higher than last year due to increased demand from most major end-use markets, which was partially tempered by SAO’s intentional reduction in the sale of marginally profitable products.

Sales of bar products experienced a 14 percent increase in volume while a better product mix, base price increases and surcharges led a 40 percent sales improvement. Demand was particularly strong for materials sold into the industrial market as a result of higher levels of capital spending. Additionally, higher value materials used in engine components and other automotive applications benefited sales.

Sales of coil products increased 32 percent despite a 3 percent decline in volume from a year ago, which reflects our decision to eliminate less profitable products. Base pricing actions, surcharges and stronger demand from the industrial and consumer electronic markets were the primary drivers of the increase.

Our forged bar and billet products realized a 51 percent increase in sales from a year ago. Increased shipments to the aerospace market were the primary driver of demand. Sales also benefited from a better product mix and higher average selling prices.

Dynamet’s sales increased 56 percent during the first six months of fiscal 2005 compared to the same period a year ago. The increase is due primarily to stronger demand from the aerospace and medical markets and increased base prices. CPP’s sales were 33 percent higher than a year ago as a result of strong demand from the industrial, automotive and aerospace markets and higher base selling prices.

Operating income for the Specialty Metals segment was $72.9 million during the first six months of fiscal 2005 as compared to $19.1 million for the same period a year ago. The increase reflects higher sales, increased base pricing and better operating efficiencies including higher yields and improved productivity.

Engineered Products Segment

Net sales for this segment through the first six months of fiscal 2005 were $63.7 million as compared to $53.0 million for the same period a year ago. This group of companies benefited from strong demand across most major markets and higher base selling prices.

Certech, which is the largest business within this group, experienced strong demand for its ceramic cores used in the casting of blades for industrial gas turbines. Additionally, sales of cores used in the manufacture of diesel engine fuel injectors and golf clubs contributed to the sales increase.

Operating income for the Engineered Products segment for the first six months of fiscal 2005 was $10.8 million versus $6.5 million for the same period a year ago. The increase in operating income was primarily associated with stronger demand, better pricing and cost savings initiatives.

Net Pension Expense:

In the second quarter of fiscal 2005, we had net pension expense of $0.6 million, which was offset by the favorable tax effects of Medicare Part D. As a result, our net pension expense did not have a measurable impact on earnings per share in the recent second quarter. This compares to net pension expense of $4.4 million or $.12 per diluted share for the same quarter a year ago. For the first six months of the current fiscal year, net pension expense was $1.2 million. Again, due to the favorable tax effects of Medicare Part D, net pension expense had no measurable impact on earnings per share during the six- month period. For the first six months a year ago, we had net pension expense of $8.8 million or $.24 per diluted share. The net pension expense is actuarially determined as of each June 30 and typically held constant throughout the fiscal year.

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

During the first six months of fiscal 2005, our free cash flow was $42.6 million versus $31.6 million a year ago. Cash from operating activities was $52.4 million for the recent six-month period. For the same period last year, cash provided from operating activities was $38.7 million. The increase in cash from operations was primarily due to the increase in net income, partially offset by an increase in inventory. Inventories of $214.9 million were $23.1 million higher than a year ago due to the increased level of sales and a shift in orders to higher value aerospace materials.

Capital expenditures for plant, equipment and software consumed $4.8 million in cash during fiscal 2005 versus $3.2 million a year ago. Dividends were $5.2 million this year compared to $4.5 million last year.

Total debt, net of cash and marketable securities, was reduced to $176.8 million at December 31, 2004 or 22.2 percent of capital. This net debt level is $72.9 million lower than at the end of fiscal year 2004. Cash and marketable securities at December 31, 2004 were $178.7 million versus $105.4 million at June 30, 2004.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs. At the end of the second quarter, we had approximately $180.0 million available under our credit facilities.

Non-GAAP Selected Financial Measures:

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

	Six Months Ended December 31
(in millions)	2004	2003
FREE CASH FLOW

Net cash provided from operating activities	$52.4	$38.7
Purchases of plant, equipment and software	(4.8)	(3.2)
Proceeds from disposals of plant & equipment	0.2	0.6
Dividends paid	(5.2)	(4.5)

Free cash flow	$42.6	$31.6

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to apply excess cash to the repayment of debt when economically feasible.

Net cash provided from operating activities includes the addition of depreciation and amortization to net income. The level of purchases of property, equipment and software was considerably lower than the level of depreciation and amortization in fiscal years 2002 through 2004, due primarily to the significant level of capital expenditures in fiscal years 1997 through 2001. The current level may not be indicative of future purchase levels.

(in millions)	December 31, 2004	June 30, 2004
NET DEBT

Short-term debt	$1.7	$2.2
Current portion of long-term debt	20.2	20.2
Long-term debt, net of current portion	333.6	332.7

Total debt	355.5	355.1
Cash	(113.3)	(76.6)
Marketable securities	(65.4)	(28.8)

Net debt	$176.8	$249.7

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash is expected to be used for debt repayment when economically feasible until a targeted debt to capital ratio is achieved.

Contingencies:

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final methods of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the first quarter of fiscal 2005, an additional $0.3 million was accrued related to one site. No additional accruals were made during the six months ended December 31, 2004 or the three or six months ended December 31, 2003. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2004 was $6.8 million. The estimated range at December 31, 2004 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.8 million and $11.2 million.

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

Outlook:

As we enter the second half of our fiscal year, we expect that market conditions will remain strong across our major markets, particularly aerospace. These market conditions combined with the impact of our lean and variation reduction initiatives should allow us to continue our year over year operating improvement.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2004, our Form 10-Q for the first quarter and the exhibits attached to those filings. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; and 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2004 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on December 31, 2004, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, (c) a 10 percent increase in our annual interest rate on short-term debt, our results of operations would not have been materially affected, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4. Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Voting results and a description of matters submitted to stockholders at Carpenter’s October 25, 2004 Annual Meeting of Stockholders were included in the Form 10-Q for the quarterly period ended September 30, 2004. Part II, Item 4 of Carpenter’s Form 10-Q filed November 5, 2004 is incorporated herein by reference.

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

Carpenter Technology Corporation
(Registrant)

Date: February 7, 2005	/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance and Chief Financial Officer