Form 10-Q
period 2005-03-31
CARPENTER TECHNOLOGY CORP
filed 2005-05-09
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2005.

Common stock, $5 par value	24,595,985
Class	Number of shares outstanding

The Exhibit Index appears on page 31.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2005 and June 30, 2004

(in millions)

	March 31 2005	June 30 2004
ASSETS
Current assets:
Cash and cash equivalents	$148.2	$76.6
Marketable securities	88.3	28.8
Accounts receivable, net	197.7	165.2
Inventories	224.5	185.0
Other current assets	35.8	36.2

Total current assets	694.5	491.8

Property, plant and equipment, net	583.3	608.7
Prepaid pension cost	249.9	247.0
Goodwill	46.4	46.4
Trademarks and trade names, net	21.3	24.3
Other assets	31.9	38.0

Total assets	$1,627.3	$1,456.2

LIABILITIES
Current liabilities:
Short-term debt	$1.0	$2.2
Current portion of long-term debt	20.2	20.2
Accounts payable	124.7	109.0
Accrued liabilities	109.8	87.8
Deferred income taxes	7.4	10.9

Total current liabilities	263.1	230.1
Long-term debt, net of current portion	332.1	332.7
Accrued postretirement benefits	135.3	143.5
Deferred income taxes	193.8	175.6
Other liabilities	36.5	36.3

Total liabilities	960.8	918.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 321.8 and 333.7 shares at March 31, 2005 and June 30, 2004, respectively	20.0	20.8
Common stock – authorized 100,000,000 shares; issued 25,641,755 and 24,141,150 shares at March 31, 2005 and June 30, 2004, respectively	128.2	120.7
Capital in excess of par value	254.2	215.1
Reinvested earnings	310.1	230.4
Common stock in treasury (1,101,634 shares and 1,106,772 shares at March 31, 2005 and June 30, 2004, respectively), at cost	(38.0)	(38.0)
Deferred compensation	(6.0)	(9.5)
Accumulated other comprehensive loss	(2.0)	(1.5)

Total stockholders’ equity	666.5	538.0

Total liabilities and stockholders’ equity	$1,627.3	$1,456.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and nine months ended March 31, 2005 and 2004

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
NET SALES	$342.1	$280.4	$951.8	$719.9
Cost of sales	256.9	231.1	728.6	597.2

Gross profit	85.2	49.3	223.2	122.7

Selling and administrative expenses	28.6	29.8	85.9	85.9

Operating income	56.6	19.5	137.3	36.8

Interest expense	5.9	5.6	17.6	18.0
Loss on early retirement of debt	—	—	—	2.3
Other income, net	(2.4)	(0.7)	(7.7)	(7.0)

Income before income taxes	53.1	14.6	127.4	23.5
Income tax expense	17.8	4.3	39.8	5.2

NET INCOME	$35.3	$10.3	$87.6	$18.3

EARNINGS PER COMMON SHARE:
Basic	$1.43	$0.43	$3.60	$0.76

Diluted	$1.38	$0.42	$3.48	$0.75

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24.4	22.6	24.0	22.4

Diluted	25.4	23.6	25.0	23.3

Cash dividends per common share	$0.10	$0.0825	$0.2825	$0.2475

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three and nine months ended March 31, 2005 and 2004

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income	$35.3	$10.3	$87.6	$18.3
Unrealized gain (loss) on securities classified as available-for-sale	—	0.1	(0.1)	0.1
Net gains (losses) on derivative instruments	3.1	(10.8)	(7.0)	16.0
Foreign currency translation	(0.9)	0.3	3.4	0.4
Income tax (expense) benefit related to items of other comprehensive income	(1.1)	4.3	3.2	(6.4)

Comprehensive income	$36.4	$4.2	$87.1	$28.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the nine months ended March 31, 2005 and 2004

(in millions)

	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES:
Net income	$87.6	$18.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	35.0	36.9
Amortization	2.8	6.4
Deferred income taxes	17.7	(7.1)
Net pension expense	1.8	12.4
Net loss on asset disposals	0.3	0.3
Changes in working capital and other:
Receivables	(30.3)	(31.8)
Inventories	(38.7)	(1.9)
Other current assets	(4.0)	0.6
Accounts payable	15.3	34.3
Accrued current liabilities	19.6	19.3
Income tax refund	1.9	0.4
Other, net	(4.2)	0.7

Net cash provided from operating activities	104.8	88.8

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(8.8)	(5.2)
Proceeds from disposals of plant and equipment	0.6	2.3
Purchases of marketable securities	(128.2)	(45.4)
Sales of marketable securities	68.6	26.2

Net cash used for investing activities	(67.8)	(22.1)

FINANCING ACTIVITIES:
Net change in short-term debt	(1.3)	(15.1)
Payments on long-term debt	—	(20.1)
Checks not cleared	—	(3.7)
Dividends paid	(7.9)	(6.9)
Proceeds from issuance of common stock	46.1	11.0

Net cash provided from (used for) financing activities	36.9	(34.8)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(0.1)

INCREASE IN CASH AND CASH EQUIVALENTS	71.6	31.8
Cash and cash equivalents at beginning of period	76.6	53.5

Cash and cash equivalents at end of period	$148.2	$85.3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The June 30, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2004 Annual Report on Form 10-K.

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

Stock-Based Compensation

As of March 31, 2005, Carpenter has two stock-based employee compensation plans, which are described in detail in Note 16 of Carpenter’s fiscal year 2004 Annual Report on Form 10-K. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

1.	Basis of Presentation (continued)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions, except per share data)	2005	2004	2005	2004
Net income as reported	$35.3	$10.3	$87.6	$18.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.1)	(0.2)	(0.3)	(0.5)

Pro forma net income	$35.2	$10.1	$87.3	$17.8

Earnings per share:
Basic – as reported	$1.43	$0.43	$3.60	$0.76

Basic – pro forma	$1.43	$0.42	$3.59	$0.74

Diluted – as reported	$1.38	$0.42	$3.48	$0.75

Diluted – pro forma	$1.38	$0.42	$3.47	$0.73

New Accounting Pronouncements

Share-Based Payment

The Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” in December 2004. The revised Statement requires companies to expense the value of employee stock options and similar awards and applies to all non-vested awards granted prior to the effective date, all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. This Statement will be effective for Carpenter beginning in fiscal year 2006. We anticipate applying the Statement prospectively and do not expect the adoption to have a material effect on our financial statements.

Inventory Costs

In January 2005, the FASB issued FASB Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4”. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, which should be recognized as current period charges. In addition, allocations of fixed production overhead to costs of conversion are to be calculated based on normal capacity of the production facilities. This Statement is applicable to Carpenter beginning in fiscal year 2006. We do not expect the adoption to have a material effect on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2.	Earnings Per Common Share

The calculations of earnings per share for the three and nine months ended March 31, 2005 and 2004 are shown below.

	Three Months Ended March 31		Nine Months Ended March 31
(in millions, except per share data)	2005	2004	2005	2004
Basic:
Net income	$35.3	$10.3	$87.6	$18.3
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.5)	(1.2)	(1.3)

Earnings available for common stockholders	$34.9	$9.8	$86.4	$17.0

Weighted average number of common shares outstanding	24.4	22.6	24.0	22.4

Basic earnings per common share	$1.43	$0.43	$3.60	$0.76

Diluted:
Net income	$35.3	$10.3	$87.6	$18.3
Assumed shortfall between common and preferred dividend	(0.2)	(0.2)	(0.7)	(0.7)

Earnings available for common stockholders	$35.1	$10.1	$86.9	$17.6

Weighted average number of common shares outstanding	24.4	22.6	24.0	22.4
Assumed conversion of preferred shares	0.6	0.7	0.7	0.7
Effect of shares issuable under stock option plans	0.4	0.3	0.3	0.2

Adjusted weighted average common shares	25.4	23.6	25.0	23.3

Diluted earnings per common share	$1.38	$0.42	$3.48	$0.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Investments in Marketable Securities

The fair value of the Company’s investments in marketable securities is based on quoted market prices as of March 31, 2005 and June 30, 2004. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of March 31, 2005 and June 30, 2004.

March 31, 2005

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$14.9	$68.3	$5.4	$88.6
Unrealized losses	(0.1)	(0.2)	—	(0.3)

Estimated fair value	$14.8	$68.1	$5.4	$88.3

Due in one year or less	$14.8	$63.2	$5.4	$83.4
Due in one through three years	—	4.9	—	4.9

	$14.8	$68.1	$5.4	$88.3

June 30, 2004

(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$4.8	$24.2	$29.0
Unrealized losses	—	(0.2)	(0.2)

Estimated fair value	$4.8	$24.0	$28.8

Due in one year or less	$2.7	$6.7	$9.4
Due in one through three years	2.1	17.3	19.4

	$4.8	$24.0	$28.8

For the three and nine months ended March 31, 2005, proceeds from sales of marketable securities were $49.4 million and $68.6 million, respectively. Realized losses on these sales were less than $0.1 million. For the three and nine months ended March 31, 2004, proceeds from sales of marketable securities were $26.2 million. Realized losses on these sales were less than $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

4.	Inventories

(in millions)	March 31, 2005	June 30, 2004
Raw materials and supplies	$39.9	$28.5
Work in process	122.2	102.7
Finished and purchased products	62.4	53.8

Total inventory	$224.5	$185.0

5.	Goodwill and Trademarks and Trade Names, Net

Goodwill

There was no change in goodwill during the nine months ended March 31, 2005. At March 31, 2005, the Specialty Metals Segment and the Engineered Products Segment accounted for $34.6 million and $11.7 million of goodwill, respectively. Carpenter will conduct its annual impairment review during the fourth quarter of fiscal year 2005.

Trademarks and Trade Names, Net

(in millions)	March 31, 2005	June 30, 2004
Trademarks and trade names, at cost	$32.0	$32.0
Less tax basis adjustment	(2.1)	—
Less accumulated amortization	(8.6)	(7.7)

Trademarks and trade names, net	$21.3	$24.3

In December 2004, Carpenter resolved an outstanding tax matter related to the Talley acquisition. The settlement resulted in the reversal of a $2.1 million deferred tax liability with a corresponding writedown of the related trademarks and trade names.

Carpenter has recorded $0.3 and $0.9 million of amortization expense during the three and nine months ended March 31, 2005 and 2004. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

6.	Accrued Liabilities

(in millions)	March 31, 2005	June 30, 2004
Compensation	$28.4	$26.1
Income taxes	26.7	10.3
Employee benefits	24.9	24.6
Interest	7.9	4.4
Taxes, other than income	4.2	3.8
Derivative financial instruments	1.8	1.7
Environmental costs	1.3	1.3
Professional services	0.8	0.7
Commissions	0.7	0.3
Dividend payable	0.4	0.9
Other	12.7	13.7

	$109.8	$87.8

7.	Income Taxes

In the recent third quarter, Carpenter’s income tax provision was reduced by $0.8 million primarily due to an increase in estimated tax credits. During the recent second quarter, Carpenter’s income tax provision was reduced by $4.5 million as a result of a favorable tax settlement. In the prior year second quarter, Carpenter benefited from the resolution of an outstanding state tax matter and reversed $2.4 million of related income tax reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

8.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and nine months ended March 31, 2005 and 2004 are as follows:

Three months ended March 31:	Pension Plans		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Service cost	$3.7	$4.1	$0.6	$0.7
Interest cost	10.4	10.4	2.8	3.0
Expected return on plan assets	(15.9)	(14.9)	(0.9)	(1.0)
Amortization of net loss	1.0	2.4	0.7	0.7
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net (income) expense	$(0.6)	$2.2	$1.2	$1.4

	Pension Plans		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Classified as:
Cost of sales	$(0.7)	$1.3	$0.9	$1.2
Selling and administrative expenses	0.1	0.9	0.3	0.2

Net (income) expense	$(0.6)	$2.2	$1.2	$1.4

Nine months ended March 31:	Pension Plans		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Service cost	$11.1	$12.3	$1.7	$2.1
Interest cost	31.2	31.2	8.4	9.0
Expected return on plan assets	(47.7)	(44.7)	(2.7)	(1.8)
Amortization of net loss	3.0	7.2	2.1	2.5
Amortization of prior service cost (benefit)	0.6	0.6	(5.9)	(6.0)

Net (income) expense	$(1.8)	$6.6	$3.6	$5.8

	Pension Plans		Other Postretirement Benefits
(in millions)	2005	2004	2005	2004
Classified as:
Cost of sales	$(2.3)	$4.0	$2.9	$4.8
Selling and administrative expenses	0.5	2.6	0.7	1.0

Net (income) expense	$(1.8)	$6.6	$3.6	$5.8

Carpenter’s pension plan remains well funded, and the company is not required to make a cash contribution to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

9.	Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the third quarter of fiscal 2005, an additional $0.1 million was accrued related to one site. During the nine months ended March 31, 2005 a total of $0.4 million was accrued relating to two sites. No additional amounts were accrued during the three or nine months ended March 31, 2004. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2005 was $6.6 million. The estimated range at March 31, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.6 million and $11.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

9.	Contingencies (continued)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of March 31, 2005, there is approximately $2.0 million recorded related to these indemnifications. In addition, Carpenter is investigating an indemnification claim of $3.6 million. At this time, it is not possible to estimate the ultimate liability, if any, under this claim.

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

Carpenter has a leveraged employee stock ownership plan (“ESOP”) to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345 percent note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At March 31, 2005, the ESOP held 321.8 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At March 31, 2005 and June 30, 2004, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual price at March 31, 2005 and June 30, 2004 was greater than the guaranteed price per share.

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

On a consolidated basis, sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three and nine months ended March 31, 2005, approximately 17 percent and 18 percent of sales were to one customer, respectively. Of the total sales of the Engineered Products segment for the three and nine months ended March 31, 2004, two customers combined, accounted for approximately 20 percent and 12 percent of sales, respectively.

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

Corporate assets are primarily domestic cash and cash equivalents, marketable securities and prepaid pension cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

11.	Business Segments (continued)

	Three Months Ended March 31		Nine Months Ended March 31
(in millions)	2005	2004	2005	2004
Net sales:
Specialty Metals	$311.1	$253.2	$858.6	$640.8
Engineered Products	31.9	28.0	95.6	81.0
Intersegment	(0.9)	(0.8)	(2.4)	(1.9)

Consolidated net sales	$342.1	$280.4	$951.8	$719.9

Operating income:
Specialty Metals	$52.6	$19.8	$125.5	$38.8
Engineered Products	5.6	3.9	16.4	10.6
Corporate costs	(5.3)	(5.4)	(15.3)	(14.6)
Pension earnings, interest & deferrals	3.7	1.2	11.1	2.0
Intersegment	—	—	(0.4)	—

Consolidated operating income	$56.6	$19.5	$137.3	$36.8

(in millions)	March 31, 2005	June 30, 2004
Total assets:
Specialty Metals	$1,059.9	$1,015.7
Engineered Products	81.6	79.9
Corporate assets	485.8	360.6

Consolidated total assets	$1,627.3	$1,456.2

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004:

Overview

Net income in the third quarter was $35.3 million or $1.38 per diluted share, compared to net income of $10.3 million or $.42 per diluted share a year ago. Net income in the third quarter a year ago included non-cash pension and retiree medical expenses (net pension expense) of $3.6 million. In the recent third quarter, Carpenter’s net pension expense was $0.6 million.

Favorable market conditions, strong demand for higher value products, particularly from the aerospace market, and the operating leverage created through our continued focus on lean and variation reduction resulted in the significant improvement in third quarter earnings. We also benefited from a shift in product mix to higher value materials as a result of robust demand from the aerospace and power generation markets. Additionally, margins improved from an intentional reduction in the sale of marginally profitable products.

Net sales

Sales increased 22 percent in the third quarter from a year ago, which reflected a better product mix, increased base selling prices and surcharges to help recover high raw material costs. Excluding surcharge revenue, sales increased approximately 17 percent from the third quarter a year ago.

Sales of our special alloys increased 36 percent from a year ago to $140 million, a record high for any quarter. The sales level for special alloys was driven by strong demand from the aerospace and power generation markets. Additionally, higher base selling prices and surcharges were major contributors to the increased sales of special alloys.

Sales of our titanium alloys also benefited from robust demand from the aerospace market as sales increased 53 percent from the third quarter a year ago to $30 million. This was a near record high for titanium sales, which also benefited from growth in the medical market and higher base selling prices. Additionally, the sales increase also reflected the impact of significantly higher titanium costs.

Our stainless steel sales were $132 million or 6 percent above the third quarter a year ago. A better product mix, higher base prices and surcharges were the primary drivers of the increase. Partially offsetting the sales increase was an intentional reduction in the sale of lower value products.

Sales of ceramic and other materials increased 16 percent from the third quarter a year ago to $25 million. Higher sales of ceramic cores used in the casting of diesel engine fuel injectors and turbine blades for aircraft engines contributed to the increase. Also included in this increase are sales of structural ceramic components for the industrial market.

By end-use markets, sales to the aerospace market totaled $98 million, which is 50 percent higher than the third quarter a year ago. Strong demand from the U.S and European aerospace markets for high temperature alloys used in jet engine components and titanium used in airframe structural components were the primary drivers of this increase.

Industrial sector sales, which include materials used in equipment and other capital goods applications, increased to $93 million or 23 percent higher from the third quarter a year ago. The increase reflects the effects of base price increases, surcharges and the continued strength of capital investments by the manufacturing sector.

Sales to the automotive market, including medium and heavy trucks, were $50 million or 12 percent above the third quarter a year ago. The increase reflected the sale of higher value materials, base price increases and surcharges. The sales increase to the automotive market can be attributed to growth with key customers and the favorable effect of a weaker U.S. dollar. In addition, the increased popularity of high performance engines and more stringent emissions standards resulted in higher demand for Carpenter’s specialty materials.

Sales to the medical market of $26 million were 31 percent above a year ago, reflecting strong demand, market share gains and pricing actions. We continued to see steady growth for our special alloys and titanium materials in both the domestic and foreign medical markets.

Sales to the power generation market of $24 million were 13 percent higher than the third quarter a year ago. Sales to this market benefited from maintenance activity on industrial gas turbines and the sale of new turbines internationally.

Sales to the consumer market of $52 million declined 4 percent from a year ago. The decline primarily reflected the intentional reduction in the sale of marginally profitable products. This impacted material sold for certain electronic, housing and sporting goods applications.

Geographically, sales outside the United States increased 22 percent from a year ago and represented 28 percent of third quarter sales. Sales outside the United States continued to benefit from the effects of a weaker U.S. dollar, strong growth in Asia and increased demand for aerospace and medical materials.

Gross profit

Our gross profit in the third quarter increased to $85.2 million or 24.9 percent of sales from $49.3 million or 17.6 percent of sales a year ago. In the third quarter a year ago, gross profit reflected net pension expense of $2.5 million or 0.9 percent of sales. Gross profit in the recent third quarter included net pension expense of $0.2 million.

The gross profit improvement reflected a better product mix due to growth in key markets including aerospace, power generation and medical, higher base prices and a continued focus on lean and variation reduction.

Selling and administrative expenses

In the third quarter of fiscal 2005, selling and administrative expenses of $28.6 million were 8.4 percent of sales compared to $29.8 million or 10.6 percent of sales in the same quarter a year ago. The decrease was due primarily to reduced depreciation and a lower net pension expense. Selling and administrative expenses included net pension expense of $0.4 million in the current third quarter versus $1.2 million in the quarter a year ago.

Interest expense

Interest expense of $5.9 million was $0.3 million higher than a year ago due to higher interest rates.

Other income

Other income of $2.4 million increased from $0.7 million in the third quarter a year ago. The change mainly reflects the increase in interest income from higher balances of invested cash and foreign exchange gains.

Income tax expense

In the recent third quarter, we had a favorable adjustment of $0.8 million, or $.03 per share, primarily due to an increase in estimated tax credits.

Business Segment Results:

Specialty Metals Segment

Net sales for the quarter ended March 31, 2005 for the Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units were $311.1 million, compared to $253.2 million in the same quarter a year ago.

SAO sales increased 19 percent from the same quarter a year ago. The increase was due primarily to a better product mix as a result of strong demand from the U.S. and European aerospace markets, pricing actions and surcharges. SAO volume decreased 14 percent from the quarter a year ago primarily reflecting the strategy to reduce the sale of marginally profitable products.

Sales of bar products increased 20 percent from the third quarter a year ago, reflecting increased sales of higher value products and surcharges. Volume declined 10 percent in the third quarter from a year ago primarily due to the intentional reduction in the sale of marginally profitable products.

Sales of coil products increased 3 percent despite a 26 percent decline in volume from a year ago due to the intentional reduction in the sale of marginally profitable products. Sales increased despite the lower volume due to higher base prices.

Our forged bar and billet products realized a 47 percent increase in sales from a year ago. A better product mix due to increased shipments to the aerospace and power generation markets and higher selling prices were the primary drivers of the increase.

Dynamet’s sales increased 60 percent in the third quarter versus a year ago. Sales benefited from robust demand from the aerospace market, which was at its highest level in three and one-half years. Also, sales of specialty titanium products used in the medical market for applications such as orthopedic implants and spinal fixation devices reached a record level in the recent third quarter. Dynamet’s sales also reflected price increases and the impact of significantly higher titanium costs. CPP’s sales were 46 percent higher than a year ago due to strong demand from the industrial and automotive markets and increased selling prices.

Operating income for the Specialty Metals segment was $52.6 million, compared to $19.8 million a year ago. The increase in operating income reflected the effects of a better product mix, higher base pricing and continued operational improvements.

Engineered Products Segment

Net sales for this segment, which includes sales of fabricated metal and ceramic components were $31.9 million, compared to $28.0 million a year ago. Stronger demand from the aerospace and automotive markets and higher base prices were the primary drivers of the sales increase.

Certech, which is the largest business within this segment, experienced strong demand for its ceramic cores used in the manufacture of diesel engine fuel injectors. Sales also benefited from increased demand for ceramic cores used in the casting of turbine blades sold to the aerospace market.

Operating income for the Engineered Products segment increased to $5.6 million in the third quarter from $3.9 million a year ago. Operating income benefited from higher sales, increased base selling prices and better operating efficiencies from lean and variation reduction.

Results of Operations – Nine Months Ended March 31, 2005 vs. Nine Months Ended March 31, 2004:

Overview

Net income for the first nine months of the current fiscal year was $87.6 million or $3.48 per diluted share, compared with net income of $18.3 million or $.75 per diluted share for the same period a year ago. Last year’s period included $12.4 million of net pension expense compared with this year’s period net pension expense of $1.8 million.

Strong demand across all of our major markets, particularly from the aerospace market, coupled with our continued focus on cost reduction through lean and variation reduction, better product mix and higher selling prices resulted in the significant improvement in the nine month results.

During the first nine months of fiscal 2005, our free cash flow was $88.7 million versus $79.0 million a year ago. Cash from operating activities was $104.8 million for the recent nine-month period. For the same period last year, cash provided from operating activities was $88.8 million. At the end of the recent third quarter, total debt net of cash was $116.8 million. Our net debt amount was $132.9 million lower than at the end of the previous fiscal year end and $148.9 million lower than a year ago.

Net sales

Net sales for the first nine months of our current fiscal year were $951.8 million, compared with $719.9 million for the same period a year ago. This sales increase reflects strong demand, a better product mix and increased base selling prices and raw material surcharges. Excluding surcharge revenue, sales increased approximately 24 percent compared with the nine-month period a year ago.

Sales of our special alloys increased 45 percent to $378 million compared to the same nine-month period from a year ago. Stronger demand from the aerospace, power generation, medical and automotive markets, higher base selling prices and surcharges were the major contributors to the sales increase.

Titanium alloy sales of $78 million were 51 percent higher than the same nine-month period a year ago due to increased sales to the U.S. and European aerospace and medical markets coupled with base price increases. Additionally, the sales increase also reflected the impact of significantly higher titanium costs.

Stainless steel sales of $383 million were 21 percent above the same nine-month period a year ago. A better product mix, higher base prices and surcharges were the primary drivers of the increase. Partially offsetting the sales increase was an intentional reduction in the sale of lower value products.

Sales of ceramic and other materials increased 19 percent to $72 million compared to the same nine-month period a year ago. Higher sales of cores used in the castings of diesel engine fuel injectors and blades for industrial gas turbines contributed to the increase. Also included in this increase are sales of structural ceramic components for the industrial market.

By end-use markets, sales to the aerospace market increased to $262 million or 60 percent above the same nine-month period a year ago. Strong demand for high temperature alloys used in jet engine components and other alloys including titanium used in airframe structural components were the primary drivers of the increase.

Industrial sector sales increased 33 percent to $271 million in the first nine months of 2005 compared to the same period a year ago. The increase reflects the effects of base price increases, surcharges and the continued strength of capital investments by the manufacturing sector.

Sales to the automotive market, including medium and heavy trucks, of $130 million were 20 percent above the same nine-month period a year ago. The increase reflected the sale of higher value materials, base price and surcharge increases, growth with key customers and the favorable effect of a weaker U.S. dollar. In addition, the increasing popularity of high performance engines and more stringent emissions standards resulted in higher demand for Carpenter’s specialty materials.

Sales to the medical market of $67 million were 30 percent above the same nine-month period a year ago, reflecting strong demand, market share gains and pricing actions. We continue to see steady growth for our special alloys and titanium materials in both the domestic and foreign medical markets.

Sales to the power generation market of $67 million were up 8 percent from the same nine-month period a year ago. Sales to this market benefited from maintenance activity on industrial gas turbines and the sale of new turbines internationally.

Sales to the consumer market of $154 million were 18 percent better than the same nine-month period a year ago due to stronger demand for materials used in consumer durables and electronics.

Geographically, sales outside the United States increased 34 percent through the first nine-months of fiscal 2005 from the same period a year ago. Sales outside the United States represented 27 percent of sales through the first nine-months of fiscal 2005. Sales outside the United States benefited from the effects of a weaker U.S. dollar, strong growth in Asia and increased demand for aerospace and medical materials.

Gross profit

Gross profit in the nine-month period improved to $223.2 million or 23.5 percent of sales from $122.7 million or 17.0 percent of sales for the same period a year ago. Gross profit in the nine-month period a year ago included net pension expense of $8.8 million or 1.2 percent of sales compared with $0.6 million or 0.1 percent of sales in the current nine-month period. The improvement in gross profit reflects strong sales growth, a better product mix, higher base prices and a continued focus on lean and variation reduction.

Selling and administrative expenses

For the first nine months of fiscal 2005, selling and administrative expenses of $85.9 million were the same as a year ago. However, as a percentage of sales, selling and administrative expenses declined to 9.0 percent through the first nine months of fiscal 2005 from 11.9 percent of sales for the same period a year ago. For the first nine months of the current fiscal year, net pension expense included in selling and administrative expenses was $1.2 million versus $3.7 million a year ago.

Interest expense

Interest expense of $17.6 million was lower than last year by $0.4 million due to reduced debt levels partially offset by recent higher interest rates.

Loss on early retirement of debt

During the nine month period last year, we incurred a $2.3 million loss on the early retirement of debt for the $20.0 million open market purchase of certain medium term notes previously issued by the company and the termination of interest swaps associated with the repayment of foreign currency loans.

Other income

For the first nine months of fiscal 2005, other income was $7.7 million, compared to $7.0 million for the same period a year ago. Other income primarily reflects funds received under the “Continued Dumping and Subsidy Offset Act of 2000” and interest income from invested cash balances.

Income tax expense

Income tax expense in the recent nine months reflected a $4.5 million favorable settlement of an outstanding tax matter or the equivalent of $.18 per diluted share and a favorable adjustment of $0.8 million, or $.03 per share, primarily due to an increase in estimated tax credits. In the nine month period a year ago, income tax expense was reduced by a $2.4 million settlement of an outstanding tax matter or the equivalent of $.10 per diluted share.

Business Segment Results:

Specialty Metals Segment

Net sales for the first nine months of fiscal 2005 for the Specialty Metals segment were $858.6 million, compared to $640.8 million for the same period a year ago.

SAO sales increased 32 percent from a year ago, due to an improved product mix, base pricing actions and surcharges. SAO volume was flat with a year ago as strong demand for higher value materials was offset primarily by SAO’s intentional reduction in the sale of marginally profitable products.

Sales of bar products increased 32 percent from the same nine-month period a year ago, reflecting an improved product mix and base price and surcharge increases. Volume increased 5 percent from the same nine-month period a year ago as increased sales of higher value products was partially offset by the intentional reduction in the sale of marginally profitable products.

Sales of coil products increased 20 percent despite an 11 percent decline in volume from the same nine-month period a year ago due to the intentional reduction in the sale of marginally profitable products. Sales increased due to higher base prices and surcharges.

Our forged bar and billet products realized a 49 percent increase in sales from the same nine month period a year ago. A better product mix due to increased shipments to the aerospace and power generation markets and higher selling prices were the primary drivers of the increase.

Dynamet’s sales increased 58 percent during the first nine months of fiscal 2005 compared to the same period a year ago. The increase is due primarily to stronger demand from the aerospace and medical markets and increased prices. CPP’s sales were 39 percent higher than the same nine-month period a year ago as a result of strong demand from the industrial, automotive and aerospace markets and higher base selling prices.

Operating income for the Specialty Metals segment was $125.5 million during the first nine months of fiscal 2005 as compared to $38.8 million for the same period a year ago. The increase reflected higher base pricing, a better product mix and continued operational improvements.

Engineered Products Segment

Net sales for this segment through the first nine months of fiscal 2005 were $95.6 million as compared to $81.0 million for the same period a year ago. This group of companies benefited from strong demand across most major markets including automotive, aerospace, industrial and power generation and higher base selling prices.

Operating income for the Engineered Products segment for the first nine months of fiscal 2005 was $16.4 million versus $10.6 million for the same period a year ago. The increase in operating income was largely associated with stronger demand, better pricing and a continued focus on lean and variation reduction.

Net Pension Expense:

In the third quarter of fiscal 2005, we had net pension expense of $0.6 million, which was offset by the favorable tax effects of Medicare Part D. As a result, our net pension expense did not have a measurable impact on earnings per share in the recent third quarter. This compares to net pension expense of $3.6 million or $.09 per diluted share for the same quarter a year ago. For the first nine months of the current fiscal year, net pension expense was $1.8 million. Due to the favorable tax effects of Medicare Part D, net pension expense represented $.01 per diluted share during the nine- month period. For the first nine months a year ago, we had net pension expense of $12.4 million or $.33 per diluted share. The net pension expense is actuarially determined as of each June 30 and typically held constant throughout the fiscal year.

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

During the first nine months of fiscal 2005, our free cash flow was $88.7 million versus $79.0 million for the same period a year ago. Cash from operating activities was $104.8 million for the recent nine-month period. For the same period last year, cash provided from operating activities was $88.8 million. The increase in cash from operations was primarily due to the increase in net income, partially offset by an increase in inventory. Inventories of $224.5 million were $39.5 million higher than a year ago due to the increased level of sales and a shift in orders to higher value aerospace materials.

Capital expenditures for plant, equipment and software was $8.8 million through the first nine months of fiscal 2005 versus $5.2 million for the same period a year ago. Cash provided from financing activities in the current nine-month period includes $46.1 million provided from the exercise of 1,477,000 shares of stock options. In the same period a year ago, $11.0 million was provided from the exercise of 446,000 shares of stock options. Dividends were $7.9 million this year compared to $6.9 million last year.

Total debt, net of cash and marketable securities, was reduced to $116.8 million at March 31, 2005 or 14.9 percent of capital. This net debt level is $132.9 million lower than at the end of fiscal 2004. Cash and marketable securities at March 31, 2005 were $236.5 million versus $105.4 million at June 30, 2004.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs. At the end of the third quarter, we had approximately $185.0 million available under our credit facilities.

Non-GAAP Selected Financial Measures:

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

	Nine Months Ended March 31
(in millions)	2005	2004
FREE CASH FLOW
Net cash provided from operating activities	$104.8	$88.8
Purchases of plant, equipment and software	(8.8)	(5.2)
Proceeds from disposals of plant & equipment	0.6	2.3
Dividends paid	(7.9)	(6.9)

Free cash flow	$88.7	$79.0

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to apply excess cash to the repayment of debt when economically feasible.

Net cash provided from operating activities includes the addition of depreciation and amortization to net income. The level of purchases of property, equipment and software was considerably lower than the level of depreciation and amortization in fiscal years 2002 through 2005, due primarily to the significant level of capital expenditures in fiscal years 1997 through 2001. The current level may not be indicative of future purchase levels.

(in millions)	March 31, 2005	June 30, 2004
NET DEBT
Short-term debt	$1.0	$2.2
Current portion of long-term debt	20.2	20.2
Long-term debt, net of current portion	332.1	332.7

Total debt	353.3	355.1
Cash	(148.2)	(76.6)
Marketable securities	(88.3)	(28.8)

Net debt	$116.8	$249.7

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash is expected to be used for debt repayment when economically feasible until a targeted debt to capital ratio is achieved.

Contingencies:

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final methods of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the third quarter of fiscal 2005, an additional $0.1 million was accrued related to one site. During the nine months ended March 31, 2005 a total of $0.4 million was accrued related to two sites. There were no additional amounts accrued during the three or nine months ended March 31, 2004. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2005 was $6.6 million. The estimated range at March 31, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.6 million and $11.0 million.

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

Outlook:

We continue to expect that our operating performance will show year-over-year improvements, as market conditions should remain favorable. The robust activity throughout the aerospace market is creating strong demand for our higher value materials including specialty alloys, titanium and ceramics. Additionally, we still see a significant opportunity to further improve our operating performance through lean and variation reduction initiatives.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2004, our subsequent Forms 10-Q and the exhibits attached to those filings. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; and 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2004 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on March 31, 2005, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, (c) a 10 percent increase in our annual interest rate on short-term debt, our results of operations would not have been materially affected, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4. Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

3(i)	Restated Certificate of Incorporation dated October 26, 1998 is incorporated herein by reference to Exhibit 3A of Carpenter’s 2004 Annual Report on Form 10-K.

3(ii)	By-Laws, amended as of June 24, 2004 are incorporated herein by reference to Exhibit 3B of Carpenter’s 2004 Annual Report on Form 10-K.

4.	Instruments Defining Rights of Security Holders, Including Indentures

A.	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3(i) and 3(ii) above.

B.	Rights Agreement relating to Rights distributed to holders of Carpenter’s Stock, amended as of June 12, 2000, is incorporated herein by reference to Exhibit 4B of Carpenter’s 2001 Annual Report on Form 10-K.

C.	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

D.	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

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

F.	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated herein by reference to Exhibit 4F of Carpenter’s Annual Report on Form 10-K.

G.	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

H.	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

I.	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4I of Carpenter’s 2003 Annual Report on Form 10-K.

J.	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4J of Carpenter’s 2003 Annual Report on Form 10-K.

K.	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4K of Carpenter’s 2003 Annual Report on Form 10-K.

31.1	Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2	Section 302 Certification of the Senior Vice President – Finance and Chief Financial Officer

32	Section 906 Certification

Items 2, 3, 4 and 5 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: May 9, 2005	/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance
and Chief Financial Officer