Form 10-K
period 2005-06-30
CARPENTER TECHNOLOGY CORP
filed 2005-09-09
CIK 17843

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2005

Commission file number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 14662, Reading, PA	19610
(Address of principal executive offices)	(Zip Code)

610-208-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $5 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of August 26, 2005, 25,056,227 shares of Common Stock of Carpenter Technology Corporation were outstanding. The aggregate market value of Common Stock held only by non-affiliates was $1,396,939,659 (based upon its closing transaction price on the Composite Tape on August 26, 2005).

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2005 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-5.

PART I

Item 1.	Business

(a)	General Development of Business:

Carpenter Technology Corporation (“Carpenter”), incorporated in 1904, is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. We made no significant changes in the form of our organization or mode of conducting business during the year ended June 30, 2005.

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

Our Engineered Products segment includes the manufacture and sale of structural ceramic products, ceramic cores for the investment casting industry and custom shaped bar.

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

Ceramics and other materials –

Certain engineered products, including ceramic cores for investment castings ranging from small simple configurations to large complex shapes and structural ceramic components, as well as drawn solid shapes.

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

The amounts and percentages of our net sales contributed by our major classes of products for the last three fiscal years are summarized in the following table:

($ in millions)	2005		2004		2003
Stainless steels	$531.9	40%	$447.8	44%	$392.8	45%
Special alloys	515.6	39	369.6	37	291.7	33
Titanium products	112.5	9	73.4	7	66.6	8
Ceramics and other materials	98.7	8	82.9	8	83.2	10
Tool and other steels	55.5	4	43.0	4	36.8	4

Total net sales	$1,314.2	100%	$1,016.7	100%	$871.1	100%

(3)	Raw Materials:

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

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2005	2004	2003
September 30	23%	21%	25%
December 31	24	22	24
March 31	26	28	27
June 30	27	29	24

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on our consolidated statement of operations. In our Engineered Products segment (see Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further segment discussion), which accounted for $129.1 million, $110.0 million and $113.3 million of our sales in fiscal years 2005, 2004 and 2003, respectively, approximately 17 percent ($21.9 million) of segment sales were to one customer in fiscal 2005, and approximately 18 percent ($19.8 million) of segment sales were to one customer in fiscal 2004. In fiscal 2003, approximately 14 percent ($15.9 million) of segment sales were to one customer and 12 percent ($13.6 million) of segment sales were to a second customer. There were no other significant individual customer sales volumes during fiscal years 2005, 2004 or 2003.

(7)	Backlog:

As of June 30, 2005 we had a backlog of orders, believed to be firm, of approximately $430 million, substantially all of which is expected to be shipped within the current fiscal year. Our backlog as of June 30, 2004 was approximately $324 million. Our backlogs have become less indicative of future sales levels due to shifting product mixes and changing customer re-ordering practices.

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

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Foreign governments through direct and indirect subsidies have usually supported such pricing practices. These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2004 levels at approximately 41 percent for stainless bar, 65 percent for stainless rod and 51 percent for stainless wire.

Because of the unfair trade practices and the resulting injury, we joined with other domestic producers in the filing of trade actions against foreign producers who dumped their stainless steel products into the United States. As a result of these actions, in March 1995, the U.S. Department of Commerce issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to 63 percent of their value. These orders will remain in effect until January 2006 and may be reviewed subsequently for five year periods. New antidumping orders were issued in March 2002 against imports of stainless bar from France, Germany, Italy, Korea and the United Kingdom and will continue in effect until March 2007.

In December 1993, the U.S. Department of Commerce issued antidumping orders on imports of stainless rod from Brazil, France and India at rates ranging up to 49 percent of their value. These orders were in effect until July 2005. Additionally, in September 1998, antidumping orders were put in place with regard to imports of stainless rod from Italy, Japan, Korea, Spain, Sweden and Taiwan at rates ranging up to 34 percent of their value. A sunset review was completed in June 2004 by the International Trade Commission (ITC) recommending continuation of these orders for another five years. The ITC determined that revoking the existing antidumping duty orders on stainless steel wire rod from Italy, Japan, Korea, Spain, Sweden, and Taiwan would likely lead to continuation or recurrence of material injury within a reasonably foreseeable time. As a result of the Commission’s affirmative determinations and the Department of Commerce’s affirmative findings, the existing orders on imports of stainless steel wire rod from Italy, Japan, Korea, Spain, Sweden, and Taiwan will remain in place. Italy did contest the final determination by the ITC not to revoke the antidumping duty order on stainless steel wire rod from Italy.

The U.S. International Trade Commission and U.S. Department of Commerce have initiated the second “Sunset Review” of the antidumping duty orders covering stainless steel wire rod from Brazil, France and India. The Commission will be closely scrutinizing all aspects of this review given that the orders have now been in place for more than ten years. The majority of this work will begin in calendar year 2006.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $10.0 million, $10.8 million and $11.7 million in fiscal 2005, 2004 and 2003, respectively.

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

Our costs of maintaining and operating environmental control equipment were $1.5 million, $4.7 million and $5.4 million for fiscal 2005, 2004 and 2003, respectively. The capital expenditures for environmental control equipment were $0.2 million, $0.2 million and $0.3 million for fiscal 2005, 2004 and 2003, respectively. We anticipate spending approximately $1.0 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.2 million in fiscal 2006 and $0.2 million in fiscal 2007. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2005, our total workforce was 4,003 employees.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $365.0 million, $273.4 million and $217.9 million in fiscal 2005, 2004 and 2003, respectively.

For further information on domestic and foreign sales, see Note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)	Available Information:

The Board of Directors adopted a Code of Ethics for the Chief Financial Officer and Senior Financial Officers of Carpenter Technology Corporation. There were no waivers of the Code in fiscal 2005. The Code and any information regarding any waivers of the Code are disclosed on Carpenter’s website at www.cartech.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically. Such information can be accessed through the Internet at www.sec.gov.

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

The primary locations of our engineered products manufacturing operations are: Wood-Ridge, New Jersey; Wilkes-Barre, Pennsylvania; Twinsburg, Ohio; Auburn, California; Palmer, Massachusetts; Corby, England; Queretaro, Mexico and Monash, Australia. The Corby and Queretaro plants are owned, while the other locations are leased.

We also operate regional customer service and distribution centers, most of which are leased, at various locations in several states and foreign countries.

Our plants, customer service centers, and distribution centers were acquired or leased at various times over several years. There is an active maintenance program to ensure a safe operating environment and to keep facilities in good condition. In addition, we have had an active capital spending program to replace equipment as needed to keep it technologically competitive on a world-wide-basis. We believe our facilities are in good condition and suitable for our business needs. As a specialty materials and alloys producer with considerable diversity in the types of product we manufacture, any measurement of the practical capacities at our facilities is affected by product mix and is therefore not meaningful in total.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

Item 4a.	Executive Officers of the Registrant

Listed below are the names of our corporate executive officers as of June 30, 2005, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for John E. Thames, who joined Carpenter May 24, 2004; Dennis M. Oates, who joined Carpenter September 30, 2003; and Terrence E. Geremski, who joined Carpenter January 29, 2001.

Robert J. Torcolini was elected Chairman, President and Chief Executive Officer on July 1, 2003. Mr. Torcolini had been President and Chief Operating Officer and Director, since July 1, 2002, Senior Vice President – Engineered Products Operations, since January 31, 2002, President of Dynamet, Incorporated, a subsidiary of Carpenter since February 28, 1997 and was Vice President – Manufacturing Operations – Specialty Alloys Operations from January 29, 1993 through February 27, 1997.

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

Dennis M. Oates was elected Senior Vice President – Specialty Alloys Operations effective July 1, 2004. Prior to that, Mr. Oates held the following position within Carpenter: Senior Vice President – Engineered Products Operations from September 30, 2003 through June 30, 2004. From July 2002 until September 2003, Mr. Oates operated Oates & Associates, a consulting organization specializing in strategic evaluations and reorganizations of U.S.-based manufacturing companies. From 1997 until July 2002, Mr. Oates served as President and Chief Executive Officer of TW Metals, a privately held $500 million metals distribution and processing company with 1,350 employees and 44 facilities worldwide. Mr. Oates was also President and Chief Operating Officer from December 1995 through March 1997 for Connell Limited Partnership, a $1.4 billion privately held company that operated six metals businesses. From 1974 through 1995 Mr. Oates held various positions of increasing responsibility with Lukens Steel Company, a $700 million producer of steel plates and a subsidiary of $1.1 billion Lukens Inc., a NYSE company with various steel and specialty metals products. Mr. Oates’ last position with Lukens Steel was as President and Chief Operating Officer.

Michael L. Shor was elected Senior Vice President – Engineered Products Operations, effective July 1, 2004. Prior to that, Mr. Shor held the following positions within our Specialty Alloys Operations: Senior Vice President – Specialty Alloys Operations from January 31, 2000 through June 20, 2004; Vice President – Manufacturing Operations from March 3, 1997 through January 30, 2000; General Manager – Global Marketing and Product Services from July 13, 1995 through March 2, 1997; and General Manager – Marketing from October 1, 1994 through July 12, 1995.

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

Name	Age	Positions	Assumed Present Position

Robert J. Torcolini	54	Chairman, President and Chief Executive Officer Director	July 2003

Terrence E. Geremski	58	Senior Vice President – Finance & Chief Financial Officer	January 2001

Dennis M. Oates	52	Senior Vice President – Specialty Alloys Operations	July 2005

Michael L. Shor	46	Senior Vice President – Engineered Products Operations	July 2005

David A. Christiansen	50	Vice President, General Counsel & Secretary	November 2002

John E. Thames	55	Vice President – Human Resources	May 2004

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NYSE.

	Fiscal 2005		Fiscal 2004
Quarter Ended:	High	Low	High	Low
September 30	$47.74	$31.30	$23.38	$14.85
December 31	$61.81	$38.91	$31.43	$22.59
March 31	$70.00	$51.35	$34.90	$28.62
June 30	$63.08	$51.03	$34.05	$25.87

Annual	$70.00	$31.30	$34.90	$14.85

The range of our common stock price on the NYSE from July 1, 2005 to August 31, 2005 was $51.28 to $64.94. The closing price of the common stock was $55.70 on August 31, 2005.

We have paid quarterly cash dividends on our common stock for 99 consecutive years. On April 28, 2005, the Board of Directors voted to increase the quarterly dividend on shares of common stock from $0.10 per share to $0.125 per share. We paid a quarterly dividend of $0.0825 per common share during the first quarter, a dividend of $0.10 per common share during the second and third quarters, and a dividend of $0.125 per common share during the fourth quarter of fiscal 2005. We paid quarterly dividends of $0.0825 per common share for each quarter of fiscal 2004.

As of August 26, 2005, there were 4,022 common stockholders of record. Information relating to certain common stock purchase rights issued by us is disclosed in Note 15 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Certain information relating to securities authorized for issuance under our equity compensation plans is disclosed in Note 16 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 6.	Selected Financial Data

Five-Year Financial Summary

Dollar amounts in millions, except per share data

(years ended June 30)

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)
Summary of Operations
Net Sales	$1,314.2	$1,016.7	$871.1	$977.1	$1,324.1
Operating income	$204.2	$68.1	$8.1	$17.3	$71.4
Income (loss) before cumulative effect of accounting changes	$135.5	$36.0	$(10.9)	$(6.0)	$35.2
Cumulative effect of accounting changes, (net of $9.4 million tax in fiscal 2001)	—	—	—	(112.3)	(14.1)

Net income (loss)	$135.5	$36.0	$(10.9)	$(118.3)	$21.1

Financial Position at Year-End
Cash	$163.8	$76.6	$53.5	$18.7	$7.8

Marketable Securities	$106.6	$28.8	$—	$—	$—

Total assets	$1,653.4	$1,456.2	$1,399.9	$1,479.5	$1,691.5

Long-term obligations, net of current portion (including convertible preferred stock)	$333.7	$332.7	$396.7	$400.2	$352.3

Per Share Data
Net earnings (loss):
Basic
Earnings (loss) before cumulative effect of accounting changes	$5.54	$1.51	$(0.56)	$(0.35)	$1.52
Cumulative effect of accounting changes	—	—	—	(5.06)	(0.64)

Net earnings (loss)	$5.54	$1.51	$(0.56)	$(5.41)	$0.88

Diluted
Earnings (loss) before cumulative effect of accounting changes	$5.37	$1.49	$(0.56)	$(0.35)	$1.50
Cumulative effect of accounting changes	—	—	—	(5.06)	(0.62)

Net earnings (loss)	$5.37	$1.49	$(0.56)	$(5.41)	$0.88

Cash dividend-common	$0.4075	$0.330	$0.5775	$1.32	$1.32

(a)	Fiscal 2005 included an $8.7 million pre-tax gain on the sale of Carpenter Special Products in June 2005, which was sold for a total sales price of $19.5 million. See Note 21 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data”.

(b)

Fiscal 2004 included a $2.3 million pre-tax loss on early retirement of debt related to a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans. See Note 8 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(c)	Fiscal 2003 included restructuring costs of $26.1 million related principally to workforce reduction, pension plan curtailment loss, and writedown of certain assets. See Note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Fiscal 2003 also included $0.9 million gain on sale of business related to the sale of two business units. See Note 21 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data.” In addition, fiscal 2003 included a $4.5 million loss on the early retirement of debt related to the redemption of approximately $90 million of the Company’s 9 percent debentures due 2022. See Note 8 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(d)	Fiscal 2002 reflected the adoption of SFAS 142 (Goodwill and Other Intangible Assets) effective July 1, 2001.

(e)	Fiscal 2001 reflected the adoption of SAB 101 (Revenue Recognition in Financial Statements) effective July 1, 2000. In addition, fiscal 2001 included expense of $37.6 million related principally to the realignment of Specialty Alloys Operations, planned divestitures of certain Engineered Products Group businesses and a loss on the disposal of the Bridgeport, Connecticut site.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operation. Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report on Form 10-K. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operation

Business

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. We primarily process basic raw materials such as chromium, nickel, titanium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes. We also produce certain metal powders and fabricated metal products. In addition, ceramic products are produced from various raw materials using molding, heating and other processes.

Our Specialty Metals segment includes the manufacturing and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from our production plants and distribution network as well as through independent distributors.

Our Engineered Products segment includes the manufacture and sale of structural ceramic products, ceramic cores for the investment casting industry and custom shaped bar.

Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico and Europe, allow us to work more closely with customers and to offer various just-in-time stocking programs. As a result, we often serve as a technical partner in customizing specialty metals or developing new ones.

In an effort to increase revenue and profits, we have increased our presence in fast-growing international markets. In recent years, we have expanded our sales and marketing efforts in Europe, Asia, and North America. Our European headquarters are based in Brussels, with our Asian sales directed from Singapore. Outside the United States, company-owned distribution facilities are located in Mexico, Canada, the United Kingdom and Belgium. In addition to the United States, where the majority of our manufacturing exists, we have manufacturing facilities in the United Kingdom, Mexico, Sweden and Australia.

We believe that our ability to be a product innovator in special material development and manufacturing is an important factor in the success of the Company. Our strong commitment to setting new industry standards is evidenced by our Specialty Alloys Research and Development Center, where teams work in such areas as physical metallurgy, analytical chemistry, materials characterization and process and systems development. We also have highly skilled engineering teams specializing in specific products at each of our Engineered Products Operations.

Business Trends

Net sales and earnings for the past three fiscal years are summarized below:

(in millions, except per share data)	2005	2004	2003
Net sales	$1,314.2	$1,016.7	$871.1
Net income (loss)	$135.5	$36.0	$(10.9)

Diluted earnings (loss) per share	$5.37	$1.49	$(0.56)

Our results of operations have improved significantly over the past two fiscal years largely as a result of implementation of our business strategies and favorable market conditions, especially in the aerospace, industrial, automotive and medical supply markets. The key components of our business strategies are as follows:

•	A shift in product mix to higher value materials;

•	Improved margins from an intentional reduction in the sale of marginally profitable products;

•	A focus on selling unique products in niche markets to customers who value product performance and services;

•	Expansion of sales in markets outside of the U.S.;

•	Efforts to achieve operational excellence through our focus on lean and variation reduction.

Specifically, we use the phrase “lean and variation reduction” to refer to eliminating or reducing non-value added activities, process variation reduction, process control, work concentration, product flow based on specific customer quantity demand and constraint removal. Our lean and variation reduction philosophy applies to all aspects of our business, including product development, order taking and scheduling, manufacturing, logistics and administrative processes.

Increases in the cost of raw materials have impacted our operations over the past few years. We, and others in our industry, generally have been able to pass these cost increases through to our customers using surcharges. These surcharges have had an impact on our sales numbers and our gross profit percentages as described later in this discussion.

The amount of net pension expense or income has varied significantly over the past three years and may continue to do so in the future. The net pension expense is actuarially determined at the beginning of each fiscal year based upon the value of the assets in the pension trusts as well as actuarial assumptions, such as the discount rate used to value future liabilities and anticipated performance of investments. Volatility in long term interest rates and investment performance has resulted in changes in net pension expense. The impacts on the past three years are described in the discussions below. Based on actuarial calculations done at June 30, 2005, net pension expense for fiscal 2006 will be approximately $11.0 million. This increase over the fiscal 2005 $2.4 million net pension expense is due primarily to a reduction in the discount rate assumption from 6.25% to 5.00%.

Business Risks

We are subject to a number of risks and uncertainties, many of which are beyond our control. Among these risks and uncertainties are the following:

•	The cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries;

•	Our ability to achieve cost savings, productivity improvements or process changes;

•	The ability to recoup increases in raw materials, the cost of energy or other factors;

•	Domestic and foreign excess manufacturing capacity for certain metals;

•	Fluctuations in currency exchange rates;

•	The degree of success of government trade actions;

•	The potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products;

•	The valuation of the assets and liabilities in our pension trusts.

Special Items Recorded in Fiscal Years 2005, 2004 and 2003

During the fourth quarter of 2005, we recorded a gain of $8.7 million before taxes on the sale of our subsidiary, Carpenter Special Products Corporation (CSPC). The divestiture was part of the company’s strategy to focus on its specialty material businesses. CSPC had sales of less than $30 million in fiscal 2005 and accounted for less than 2 percent of consolidated operating income.

In fiscal 2004, we incurred a loss on the early retirement of debt of $2.3 million before taxes. This loss was a result of a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans.

During fiscal 2003, we incurred charges of $26.1 million before taxes related to restructuring and other costs. These charges represented the cost of actions taken as part of our strategy to reduce costs and improve operational effectiveness. Also, during 2003 we incurred a loss on early retirement of debt of $4.5 million resulting from the early redemption of debt.

See Note 8 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Comparative Product Information for Fiscal 2005, 2004 and 2003

The chart below shows our net sales by major product class for the past three fiscal years:

($ in millions)	2005		2004		2003
Stainless steels	$531.9	40%	$447.8	44%	$392.8	45%
Special alloys	515.6	39	369.6	37	291.7	33
Titanium products	112.5	9	73.4	7	66.6	8
Ceramics and other materials	98.7	8	82.9	8	83.2	10
Tool and other steels	55.5	4	43.0	4	36.8	4

Total net sales	$1,314.2	100%	$1,016.7	100%	$871.1	100%

Results of Operations – Fiscal 2005 compared to Fiscal 2004

Our net income for fiscal 2005 was $135.5 million or $5.37 per diluted share versus a net income of $36.0 million or $1.49 per diluted share for fiscal 2004.

Sales and operating profits were driven by strong demand for our higher value materials, especially from the aerospace market, and continued focus on lean and variation reduction. Sales grew in all of our major product classes and in most of our major end-use markets. Operating income for 2005 included an $8.7 million gain on the sale of a business. Operating income also included pre-tax net pension expense, made up of pension income or expense and post-retirement medical expenses, of $2.4 million versus $16.1 million in 2004 (see page 29 for Carpenter’s definition of net pension expense).

Free cash flow (see page 28 for Carpenter’s definition) was $133.8 million in fiscal 2005. This amount was after our decision to make a $25 million voluntary contribution to a VEBA trust that funds post-retirement medical expenses. At June 30, 2005, total debt net of cash and marketable securities was $63.5 million or 8.1 percent of total capitalization, defined as total stockholders’ equity plus net debt.

Net Sales

Net sales for fiscal 2005 were $1.3 billion or an increase of 29 percent from $1.0 billion in fiscal 2004. The $297.5 million increase in net sales was due to improved demand across our end-use markets, a better product mix, and the effect of recent price actions including surcharges relating to the pass through of escalating raw material costs. Excluding surcharges, fiscal 2005 sales increased by 22 percent compared to fiscal 2004.

International sales in fiscal 2005 increased 34 percent to $365.0 million from the prior year as a result of strong demand for materials sold to the European aerospace and medical markets, and growth in Asia. Details of sales by geographical region for the past three fiscal years are presented in Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Stainless steel sales of $531.9 million were 19 percent higher than a year ago. The increase reflected a better product mix, higher base selling prices and surcharges to cover the rising costs of raw materials. The increase in sales of stainless products was partially offset by reduced volume of lower value products, resulting from our decision to exit lower volume, marginally profitable business opportunities.

Sales of our special alloys increased 40 percent above the prior year to $515.6 million. Stronger demand from the aerospace and industrial markets and higher base selling prices and surcharges were the major contributors to this increase.

Titanium alloy sales of $112.5 million were 53 percent more than a year ago due to increased sales to the aerospace and medical markets as a result of stronger demand and increased selling prices due to the effect of significantly higher titanium costs.

Sales of our ceramic and other materials product class increased by 19 percent above fiscal 2004 to $98.7 million primarily due to higher sales of ceramic cores used in casting turbine blades for the aerospace industry and fuel injectors for diesel engines. Sales of structural ceramic components for the industrial market also increased during the year.

Sales to the industrial sector of $369.5 million, which includes materials used in equipment and other capital goods applications, increased 26 percent in fiscal 2005 from fiscal 2004. The increase reflects base price increases, surcharges and the strength of capital investments by the worldwide manufacturing sector.

In terms of end-use markets, sales to the aerospace market of $368.2 million in fiscal 2005 increased 57 percent from fiscal 2004. The increase in aerospace sales was driven primarily by demand for high temperature alloys used in jet engine components and for titanium used in airframe structural components. Worldwide commercial aircraft build rates in fiscal 2005 were strong relative to the previous year.

Consumer market sales increased by 16 percent over the prior year to $210.3 million. This increase resulted from the sale of higher value products to the sporting goods and electronics markets.

Sales to the automotive market in fiscal 2005 were $182.9 million, or 19 percent above the prior year. The increase is due to better mix driven by the sale of higher value materials, base price increases and surcharges. The increased popularity of high performance engines and more stringent emissions standards resulted in higher demand for special alloys and specialty materials.

Sales to the medical market of $96.0 million were 34 percent above a year ago, with strong growth in both domestic and foreign markets for our special alloys and titanium materials. Sales benefited from market share gains and pricing actions as well.

Gross Profit

Gross profit in fiscal 2005 grew to $316.1 million or 24.1 percent of sales from $185.2 million or 18.2 percent of sales a year ago. Our gross profit in fiscal 2005 included pension and retiree medical expenses of $0.9 million or less than 0.1 percent of sales compared to $11.3 million or 1.1 percent of sales in 2004.

Improvement in gross profit was due to sales growth, product mix improvement due to increased demand for higher value materials, the elimination of marginally profitable product lines, higher base prices, and increased productivity and cost reduction attributed to our continued focus on lean and variation reduction. Gross profit as a percentage of sales was negatively impacted by the dilution caused by the direct pass through of the increased raw material prices through surcharges.

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2005 were $120.6 million or 9.2 percent of net sales compared to $117.1 million or 11.5 percent of net sales in fiscal 2004. The increase in dollars primarily reflected a $4.2 million increase of a reserve recorded in fiscal 2005 related to ongoing cleanup costs at a location that was closed in 1987. Selling and administrative expenses included pension and retiree medical expenses of $1.5 million in the current year versus $4.8 million in the prior year. A year over year reduction in amortization expense of $4.2 million was offset by an increase in employee variable compensation costs of approximately the same amount. The fringe benefit expense component of this classification increased by $1.0 million due primarily to increases in health care costs. In addition, selling and administrative expenses were adversely affected by a $1.0 million increase in the provision for bad debts reflecting the weakening financial condition of certain customers.

Interest Expense

Fiscal 2005 interest expense of $23.0 million represented a slight decrease from 2004. The impact of reduced average debt levels was offset by higher effective interest rates.

Other Income, Net

Other income, net was $8.8 million in fiscal 2005 versus $7.6 million in fiscal 2004. Fiscal 2005 included the receipt of $4.1 million of tariffs from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001”, while 2004 included $5.2 million of these funds. The interest income portion of this classification was $5.6 million in fiscal 2005 compared to $1.9 million in the prior year. This increase primarily reflected higher average balances of cash during the year, which were invested in interest bearing instruments. Foreign exchange losses on accounts at foreign subsidiaries resulted in a decrease in other income, net, of $1.5 million in fiscal 2005 while we recorded a gain of $0.4 million in fiscal 2004.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal 2005 was 28.7 percent as compared to 27.7 percent last year. The fiscal year 2005 tax rate was more favorable than our statutory rate of 35 percent due to several reasons. We recognized a benefit of $4.5 million representing the conclusion of an IRS review of prior year’s tax returns. Also, we recorded a reduction in income tax expense of $3.0 million reflecting the reversal of a portion of state tax net operating loss carry forward valuation allowances that had been recorded in prior years. Under Statement of Financial Accounting Standards No. 109 (SFAS109), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable state income, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal 2005. During fiscal 2005, we adjusted the rates used to value state deferred taxes based on our review of effective tax rates in those states, which resulted in a decrease in tax expense of $2.8 million.

The rate in fiscal 2004 was more favorable than our statutory rate of 35 percent due to resolution of an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable. See Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rate to the effective tax rates.

Net Pension Expense:

For fiscal 2005, net pension and retiree medical expenses were $2.4 million or $.01 per diluted share (see page 29 for our definition of net pension expense). For the same period a year ago, we had net pension expense of $16.1 million or $0.42 per diluted share. The following table shows our classifications of net pension (income) expense on the consolidated income statement.

(in millions)	Pension Plans		Other Postretirement Plans		Total
	2005	2004	2005	2004	2005	2004
Classified as:
Cost of sales	$(3.0)	$5.3	$3.9	$6.0	$0.9	$11.3
Selling and administrative expense	0.6	3.4	0.9	1.4	1.5	4.8

Total net pension (income) expense	$(2.4)	$8.7	$4.8	$7.4	$2.4	$16.1

The service cost component of our net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment financial data (see Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

The net pension amount is actuarially determined as of each June 30 and typically held constant throughout the fiscal year. Major factors that can cause changes in the expense from year to year are changes in plan assumptions, actual versus anticipated returns on assets and changes to plan provisions.

Related to our defined benefit plans, the switch from pension expense in fiscal year 2004 to pension income in fiscal year 2005 reflected higher returns on assets in our largest pension plan and an increase in the discount rate from 6.0% to 6.25%.

Certain events such as legislative actions may result in changes to our retiree medical expenses during a fiscal year. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into legislation. This Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans, like Carpenter, that provide benefits that are equal to or better than those under Medicare Part D.

In May 2004 the Financial Accounting Standards Board issued a staff position on accounting for the effects of the new Act. In fiscal 2005, we reduced our otherwise calculated retiree medical expenses by $3.5 million to reflect its impact on our post retirement medical expenses. In fiscal 2004, the reduction in expense for the impact of the Act was $1.6 million since it was applicable for only the last two quarters of that fiscal year.

In fiscal 2006, we expect that our net pension expense will increase to approximately $11.0 million compared to a full year net pension expense of $2.4 million in fiscal 2005. The increase in expense from fiscal 2005 is due largely to a reduction in the discount rate used to value the long-term pension liabilities from 6.25% to 5.00%. Our largest pension plan remains well funded, as measured under ERISA rules, and as in prior years, we are not required to make a cash contribution to the plan.

Business Segment Results (See Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Net sales in fiscal 2005 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), of $1,188.3 million were $279.2 million, or 30.7 percent higher than the $909.1 million for fiscal 2004. SAO sales increased 27.9 percent from a year ago due to stronger demand in the U.S. and European aerospace markets, pricing actions and surcharges. Dynamet’s sales increased 61 percent from a year ago due primarily to strong demand in domestic and foreign aerospace and medical markets, higher base selling prices, and surcharges reflecting the significant rise in titanium prices. CPP’s sales in fiscal 2005 were 40.1 percent higher than the prior year due to higher selling prices and stronger demand from the industrial and automotive markets.

Operating income for the Specialty Metals segment was $183.9 million in fiscal 2005 compared to $71.5 million in fiscal 2004. Increased sales combined with better gross margins achieved through price increases, improved productivity, better product mix, and cost reduction and containment efforts generated this significant improvement in income.

Engineered Products Segment

Fiscal 2005 sales for this segment were $129.1 million, a 17.4 percent increase from $110.0 million for the prior year. Increased volume, especially from the aerospace and automotive markets, and base selling price increases were the main factors in this overall sales improvement.

Operating income for the Engineered Products segment for fiscal 2005 was $22.2 million and $14.4 million for fiscal 2004. The increase in income was primarily due to increased volumes and cost savings from lean and variation reduction initiatives.

Results of Operations – Fiscal 2004 compared to Fiscal 2003

Our net income for fiscal 2004 was $36.0 million or $1.49 per diluted share versus a net loss of $10.9 million or $0.56 per diluted share for fiscal 2003.

Sales and profits recovered significantly in fiscal 2004, especially in the second half of the year. Strong sales growth across all our key markets, increased productivity and cost reduction attributed to our continued focus on lean and variation reduction were the primary contributors to the improvement. Fiscal 2004 included $16.1 million of pension and retiree medical expenses, while fiscal 2003 benefited from net pension income of $3.4 million.

Free cash flow (see page 28 for Carpenter’s definition) was $88.4 million in fiscal 2004. This amount was after our decision to make a $25 million voluntary contribution to a VEBA trust that funds post-retirement medical expenses. At June 30, 2004, total debt net of cash was $249.7 million or 31.7 percent of capital.

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

International sales in fiscal 2004 increased 25 percent to $273.4 million from fiscal 2003 as a result of the favorable effects of a weaker U.S. dollar, market share gains and stronger demand from most end-use markets. Details of sales by geographical region for the past three fiscal years are presented in Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Our stainless steel sales in fiscal 2004 of $447.8 million were 14 percent higher than in fiscal 2003. Stronger demand from the automotive and industrial markets benefited sales and selective market share gains. The increase also reflected higher selling prices and surcharges to cover the rising costs of raw materials and energy. The increase in sales of stainless products was partially offset by reduced volume of lower value rod products, which declined as a result of our decision to exit marginally profitable businesses.

Sales of our special alloys in fiscal 2004 increased 27 percent above those in fiscal 2003 to $396.6 million. Stronger demand from the aerospace, power generation, medical and automotive markets and higher selling prices were the major contributors.

Titanium alloy sales in fiscal 2004 of $73.4 million were 10 percent higher than fiscal 2003 due to increased sales to the medical market as a result of stronger demand and market share gains.

By end-use markets, aerospace sales of $234.1 million and power generation sales of $82.6 million each increased 19 percent from fiscal 2003. The increase in aerospace sales was driven primarily by materials used in the manufacturing of commercial and military aircraft engines and airframes. Our increased sales to the power generation market were driven by scheduled maintenance projects and the sale of new industrial gas turbine capacity.

Sales to the automotive market of $153.4 million were 28 percent above fiscal 2003. The increase was partly due to strong demand for higher value specialty alloys and ceramic materials used in engine components. These materials experienced particularly strong demand due to requirements for trucks to run higher exhaust gas temperatures in order to meet more stringent emission requirements. Sales to the automotive market also benefited from a weak dollar, which caused a shift in the production of certain automotive components from Europe to the U.S.

Fiscal 2004 sales to the medical market of $71.8 million were 33 percent above fiscal 2003 reflecting strong demand and market share gains.

Sales to the industrial sector, which includes materials used in equipment and other capital goods applications, increased 16 percent in fiscal 2004 from the prior year to $294.0 million. This reflected selective market share gains and increased capital investments by the U.S. manufacturing sector as a result of the strengthening economy. In addition, infrastructure projects in developing countries resulted in increased demand for the industrial sector.

Gross Profit

Gross profit in fiscal 2004 improved to $185.2 million or 18.2 percent of sales from $153.7 million or 17.6 percent of sales in fiscal 2003. Our gross profit in fiscal 2004 included pension and retiree medical expenses of $11.3 million or 1.1 percent of sales. In fiscal 2003, our gross profit reflected pension income of $4.4 million or 0.5 percent of sales.

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

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2004 were $117.1 million or 11.5 percent of net sales compared to $118.8 million or 13.6 percent of net sales in fiscal 2003. Selling and administrative expenses included pension and retiree medical expenses of $4.8 million in the current year versus $1.0 million in the prior year. Additionally, a reduction in base salary expense and benefits, lower depreciation ($4.9 million) and reduced professional fees ($3.3 million) were partially offset by higher employee variable compensation costs.

Interest Expense

Fiscal 2004 interest expense of $23.7 million was lower than fiscal 2003 by $7.3 million due to reduced debt levels and lower interest rates.

Other Income, Net

Other income, net was $7.6 million in fiscal 2004 versus $4.5 million in fiscal 2003. Fiscal 2004 included the receipt of $5.2 million of tariffs from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001” and $1.9 million of interest income. Fiscal 2003 included the receipt of $2.8 million of tariffs under the Act and $1.8 million of interest income.

Income Taxes

Our effective tax rate (income tax expense or benefit as a percent of income or loss before taxes) for fiscal 2004 was 27.7 percent as compared to a benefit of 52.4 percent in fiscal year 2003. The fiscal 2004 rate was more favorable than our statutory rate of 35 percent due to resolution of an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable. The fiscal 2003 rate included a $2.3 million favorable adjustment relating to research and development credits. See Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rate to the effective tax rates.

Net Pension Expense:

For fiscal 2004, pension and retiree medical expenses were $16.1 million or $.42 per diluted share. For fiscal 2003, we had net pension income of $3.4 million or $.09 per diluted share. The following table shows our classifications of net pension (income) expense on the consolidated income statement.

(in millions)	Pension Plans		Other Postretirement Plans		Total
	2004	2003	2004	2003	2004	2003
Classified as:
Cost of sales	$5.3	$(14.8)	$6.0	$10.4	$11.3	$(4.4)
Selling and administrative expense	3.4	(1.6)	1.4	2.6	4.8	1.0

Total net pension (income) expense	$8.7	$(16.4)	$7.4	$13.0	$16.1	$(3.4)

The service cost component of our net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment financial data (see Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

The net pension amount is actuarially determined as of each June 30 and typically held constant throughout the fiscal year. Certain events such as legislative actions may result in changes to the pension amounts during the fiscal year.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into legislation. This Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans, like Carpenter, that provide benefits that are equal to or better than those under Medicare Part D.

In May 2004 the Financial Accounting Standards Board issued a staff position on accounting for the effects of the new Act. Accordingly, we reduced our pension and retiree medical expenses in the fourth quarter by $0.8 million or $.03 per diluted share.

In addition to the fourth quarter adjustment, we also recognized a retroactive reduction to our third quarter pension and retiree medical expenses in the amount of $0.8 million or $.03 per diluted share as a result of the new Act, which is reflected in fiscal 2004 net income.

Business Segment Results (See Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Fiscal 2004 net sales for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), of $909.1 million, were $148.9 million (19.6 percent) higher than the $760.2 million for fiscal 2003. SAO sales increased 21 percent due to stronger demand, selective market share gains and pricing actions. Throughout most of fiscal 2004, SAO focused on operational excellence through complexity reduction and on eliminating the sale of less profitable products. As a result, SAO had a 3 percent increase in volume over fiscal 2003. In fiscal 2004, Dynamet’s sales increased 14 percent. The increase was due primarily to higher volumes sold to the medical market and pricing actions. CPP’s sales were 15 percent higher year over year due to increased demand from the industrial market and pricing actions.

Fiscal 2004 income for the Specialty Metals segment was $71.5 million compared to $3.8 million a year ago. Increased sales combined with lower costs through realized operating efficiencies, including better yields and improved productivity, were the primary contributors to the improvement in income. Fiscal 2003 also included $20.3 million in restructuring costs. See Note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Engineered Products Segment

Net sales for this segment in fiscal 2004 were $110.0 million as compared to $113.3 million for fiscal 2003. Fiscal 2003 included $12.9 million from businesses that were subsequently divested. This group of companies benefited from stronger demand from the automotive, medical, aerospace and power generation markets.

Income for the Engineered Products segment for fiscal 2004 was $14.4 million versus $10.8 million for fiscal 2003. The increase in income was primarily due to increased volumes and cost savings from lean and variation reduction initiatives. Fiscal 2003 also included $1.0 million in restructuring costs. See Note 3 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Management’s Discussion of Liquidity and Capital Resources

We have maintained the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Free cash flow as defined on page 28, was $133.8 million in fiscal 2005 versus $88.4 million a year ago. Free cash flow was after $25 million voluntary contributions made in both fiscal 2005 and fiscal 2004 to a VEBA trust that funds post-retirement medical expenses.

Our cash flow from operations was $142.5 million for fiscal 2005 and $94.1 million a year ago. Accounts receivable were $31.8 million higher than a year ago due to the increased level of sales, with days sales outstanding improving slightly to 48 days from 49 days a year ago. Inventories were $49.8 million, or 24 percent higher than a year ago to support the higher level of sales. Capital expenditures for plant, equipment and software were $13.8 million during fiscal 2005 versus $8.0 million for fiscal 2004. Included in fiscal 2005 cash flows from investing activities is $15.4 million of proceeds on the sale of the CSPC subsidiary.

In May 2003, we issued $100 million of 10-year senior unsecured notes with a coupon of 6.625 percent. Proceeds from the sale of the notes were used to redeem approximately $90 million of our 9 percent debentures due 2022. The refinancing eliminated a mandatory sinking fund requirement of $5 million annually between 2004 and 2021. The debentures were callable at a price of 103.82 plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a special charge of $4.5 million was recorded, including the price paid above par, unamortized discount and debt issuance costs. In addition, we paid $0.9 million in fees associated with the debt issuance.

In the fourth quarter of fiscal 2005, $20 million of previously issued Series B Medium Term Notes matured. In the second quarter of fiscal 2004, we purchased $20 million of previously issued, 6.95 percent Series A Medium Term Notes due June 2005 on the open market. In connection with the early redemption, expense of $1.5 million was recorded in fiscal 2004, including unamortized issue costs associated with these Notes.

On August 31, 2005, we refinanced our $150 million revolving credit facility that was due to expire in November 2006. The new $150 million revolving credit facility will expire in August 2010. Terms and conditions under the new revolving credit facility are essentially the same as the refinanced revolving credit facility. This includes two financial covenants, a minimum EBITDA-to-interest expense coverage and a maximum debt-to-capital ratio.

At June 30, 2005, we had less than $0.1 million in outstanding foreign currency loans and $11.1 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($138.9 million) was available to us. In addition to this facility, we had $50 million available to us under an accounts receivable purchase facility maintained with an independent financial institution with an expiration date of December 2006. As of June 30, 2005, there was no utilization of the facility.

For the years ended June 30, 2005, 2004 and 2003, interest cost totaled $23.1 million, $23.8 million, and $31.1 million, of which $0.1 million, $0.1 million, and $0.1 million, respectively, were capitalized as part of the cost of plant, equipment and software.

As part of our financing strategy, we consider the levels of fixed rate debt versus floating rate debt in order to optimize our cost of debt. These instruments obligate us to pay a swap counterparty either a floating rate of interest in return for us receiving a fixed rate of interest or obligate us to pay a fixed rate of interest in return for us receiving a floating rate of interest. At June 30, 2004, we had entered into interest rate swaps with a notional principal amount of $100 million. We had no such swaps outstanding as of June 30, 2005. Favorable market conditions during fiscal 2005 allowed the company to unwind its remaining swaps at a gain. These gains are amortized over the remaining life of the underlying debt issue as a reduction to interest expense.

Net debt, defined as total debt net of cash and marketable securities, was reduced to $63.5 million at June 30, 2005 or 8.1 percent of total capital, defined as total stockholders equity plus net debt. This net debt level was $186.2 million lower than a year ago. Cash and marketable securities at June 30, 2005 were $270.4 million versus $105.4 million a year ago.

We believe that our current financial resources, both from internal and external sources, will be adequate to meet our foreseeable needs. At June 30, 2005, we had approximately $188.9 million available under our credit facilities.

Non-GAAP Financial Measures

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

FREE CASH FLOW

	Year Ended June 30,
(in millions)	2005	2004	2003
Net cash provided from operations	$142.5	$94.1	$92.2
Net change in accounts receivable purchase facility	—	10.0	—
Purchases of plant, equipment and software	(13.8)	(8.0)	(8.5)
Proceeds from sale of businesses	15.4	—	8.5
Proceeds from disposals of plant and equipment	1.1	1.6	2.5
Dividends paid	(11.4)	(9.3)	(14.5)

Free cash flow	$133.8	$88.4	$80.2

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash for the repayment of debt when economically feasible, or for other general corporate purposes.

Net cash provided from operations includes the addition of depreciation and amortization to net income. The level of purchases of property, equipment and software was considerably lower than the level of depreciation and amortization in fiscal years 2003 through 2005, due primarily to the relatively high level of capital expenditures in fiscal years 1997 through 2001. The current level is not expected to be indicative of future purchase levels.

NET DEBT

(in millions)	June 30, 2005	June 30, 2004
Short-term debt	$—	$2.2
Current portion of long-term debt	0.2	20.2
Long-term debt, net of current portion	333.7	332.7

Total debt	333.9	355.1
Cash	(163.8)	(76.6)
Marketable securities	(106.6)	(28.8)

Net debt	$63.5	$249.7

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash can be used for debt repayment, if appropriate.

NET PENSION EXPENSE

	Year Ended June 30,
(in millions, except per share data)	2005	2004	2003
Pension plan (income) expense	($2.4)	$8.8	($16.4)
Other postretirement benefits expense	4.8	7.3	13.0

Pre-tax net pension expense (income)	2.4	16.1	(3.4)
Income tax benefit (expense)	(2.2)	(6.3)	1.4

Net pension expense (income)	$0.2	$9.8	($2.0)

Net pension expense (income) per share	$0.01	$0.42	$(0.09)

Weighted average diluted common shares	25.1	23.4	22.3

Management believes that grouping these retirement benefits together, and discussing changes in this volatile net expense (income) is helpful in analyzing the operational performance of the company.

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

Our prepaid pension asset on the balance sheet is primarily a result of the overfunded status of Carpenter’s General Retirement Plan under ERISA rules. The amount of the pension income or expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index with maturities that approximate the anticipated cash outflows from the plan. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 1 percent, the net pension expense would change by approximately $7.5 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $1.8 million.

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

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro, Pound Sterling and Australian dollar, in order to offset the effect of changes in exchange rates; and (3) the use of interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. The commodity options and foreign currency forwards and options have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. The interest rate swaps have been designated as fair value hedges and the changes in fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of operations. If the anticipated future transactions were no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of operations.

Contractual Cash Obligations

At June 30, 2005, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
Long-term debt	$333.9	$0.2	$0.2	$33.2	$23.2	$20.1	$257.0
Accrued post-retirement benefits	158.3	14.4	14.6	14.8	14.8	15.4	84.3
Operating leases	27.5	8.3	6.9	5.9	3.7	2.0	0.7
Purchase commitments	266.2	233.8	30.5	1.9	—	—	—

Total contractual cash obligations	$785.9	$256.7	$52.2	$55.8	$41.7	$37.5	$342.0

We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $266.2 million, substantially all of which relates to fiscal 2006.

In addition, we had $11.1 million of outstanding letters of credit as of June 30, 2005.

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

We use interest rate swaps to maintain an appropriate level of floating rate debt relative to fixed rate debt.

All hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

The status of our financial instruments as of June 30, 2005 is provided in Note 10 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2005 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, (c) a 10 percent increase in our annual interest rate on short-term debt, our results of operations would not have been materially affected, and (d) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Contingencies

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal 2005, an additional $0.5 million was accrued related to three of our Superfund sites. During fiscal 2004, an additional $0.6 million was accrued related to three of our Superfund sites. During fiscal 2003, an additional $1.75 million was accrued for one of our current operating facilities and for a manufacturing site of a former subsidiary of Talley Industries, Inc. Also related to the former Talley subsidiary site, $2.25 million asset was established as the fair value of land received as part of the settlement in a bankruptcy proceeding of a claim under an indemnification agreement. This amount was included in other assets on the Consolidated Balance Sheet. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2005, 2004 and 2003, were $6.1 million, $6.7 million and $6.8 million, respectively. The estimated range at June 30, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.1 million and $10.6 million.

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

Other

We are also defending various claims and legal actions, and are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, such costs could be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Future Outlook

We established our financial objectives more than three years ago. One key goal has been to consistently achieve a return that exceeds our cost of capital. We continue to work relentlessly on lean initiatives and variation reduction so that we can consistently generate strong returns and further enhance shareholder value.

As we enter fiscal 2006, market conditions remain favorable, especially for our special alloys, titanium and ceramics as a result of robust conditions in the aerospace market. Because of these conditions, we expect further improvement in our operating results in fiscal 2006.

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

Management’s Responsibilities for Financial Reporting

Carpenter’s management prepared the financial statements included in this Annual Report on Form 10-K and is responsible for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles in the United States of America and, as such, include amounts based on management’s best judgments and estimates. Financial information elsewhere in this Annual Report is consistent with that in the financial statements.

Carpenter maintains a system of internal controls, supported by a code of conduct, designed to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded for the preparation of financial information. We believe Carpenter’s system of internal controls provides this appropriate balance. The system of internal controls and compliance is continually monitored by Carpenter’s internal audit staff.

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

Management’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Carpenter Technology Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of June 30, 2005, Carpenter’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of Carpenter’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, Carpenter’s independent registered public accounting firm, as stated in their report appearing herein.

/s/ Robert J. Torcolini
Robert J. Torcolini Chairman, President and Chief Executive Officer

/s/ Terrence E. Geremski
Terrence E. Geremski Senior Vice President – Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Carpenter Technology Corporation:

We have completed an integrated audit of Carpenter Technology Corporation’s 2005 consolidated financial statements and its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries (the Company) at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 30, 2005

Consolidated Statement of Income

Carpenter Technology Corporation

For the years ended June 30, 2005, 2004 and 2003

(in millions, except per share data)	2005	2004	2003
NET SALES	$1,314.2	$1,016.7	$871.1
Cost of sales	998.1	831.5	717.4

Gross profit	316.1	185.2	153.7
Selling and administrative expenses	120.6	117.1	120.4
Restructuring and other costs	—	—	26.1
Gain on sale of business	(8.7)	—	(0.9)

Operating income	204.2	68.1	8.1
Interest expense	23.0	23.7	31.0
Loss on early retirement of debt	—	2.3	4.5
Other income, net	(8.8)	(7.6)	(4.5)

Income (loss) before income taxes	190.0	49.7	(22.9)
Income tax expense (benefit)	54.5	13.7	(12.0)

NET INCOME (LOSS)	$135.5	$36.0	$(10.9)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$5.54	$1.51	$(0.56)
Diluted	$5.37	$1.49	$(0.56)

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Carpenter Technology Corporation

For the years ended June 30, 2005, 2004 and 2003

(in millions)	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$135.5	$36.0	$(10.9)
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation	46.8	49.2	53.3
Amortization	3.4	7.9	10.7
Deferred income taxes	7.7	6.5	(14.7)
Net pension expense (income)	2.4	16.1	(3.4)
Net loss on asset disposals	1.2	0.1	0.2
Restructuring charge (non-cash)	—	—	24.6
Gain on sale of business	(8.7)	—	—
Changes in working capital and other:
Receivables	(31.8)	(40.5)	18.7
Net change in accounts receivable purchase facility	—	(10.0)	—
Inventories	(49.8)	(4.3)	8.2
Other current assets	(9.2)	(0.1)	9.8
Accounts payable	26.2	44.5	(11.7)
Accrued current liabilities	42.7	28.2	(2.2)
Income tax refund	3.4	0.6	18.3
Contribution to VEBA	(25.0)	(25.0)	—
Other, net	(2.3)	(15.1)	(8.7)

Net cash provided from operations	142.5	94.1	92.2

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(13.8)	(8.0)	(8.5)
Proceeds from disposals of plant and equipment	1.1	1.6	2.5
Proceeds from sales of businesses	15.4	—	8.5
Purchases of marketable securities	(172.4)	(70.0)	—
Sales of marketable securities	94.6	41.2	—

Net cash (used for) provided from investing activities	(75.1)	(35.2)	2.5

FINANCING ACTIVITIES
Net change in short-term debt	(2.3)	(15.7)	(1.7)
Net proceeds from issuance of long-term debt	—	—	98.0
Payments on long-term debt	(20.2)	(20.2)	(145.8)
Checks not cleared	—	(3.7)	3.7
Dividends paid	(11.4)	(9.3)	(14.5)
Proceeds from issuance of common stock	54.2	12.8	—

Net cash provided from (used for) financing activities	20.3	(36.1)	(60.3)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.3	0.4

INCREASE IN CASH AND CASH EQUIVALENTS	87.2	23.1	34.8
Cash and cash equivalents at beginning of year	76.6	53.5	18.7

Cash and cash equivalents at end of year	$163.8	$76.6	$53.5

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

Carpenter Technology Corporation

June 30, 2005 and 2004

(in millions, except share data)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$163.8	$76.6
Marketable securities	106.6	28.8
Accounts receivable, net of allowance for doubtful accounts of $4.8 and $3.6 at June 30, 2005 and 2004, respectively	193.4	165.2
Inventories	228.6	185.0
Deferred income taxes	7.4	—
Other current assets	31.8	36.2

Total current assets	731.6	491.8
Property, plant and equipment, net	569.2	608.7
Prepaid pension cost	250.8	247.0
Goodwill	46.4	46.4
Trademarks and trade names, net	21.1	24.3
Other assets	34.3	38.0

Total assets	$1,653.4	$1,456.2

LIABILITIES
Current liabilities:
Short-term debt	$—	$2.2
Current portion of long-term debt	0.2	20.2
Accounts payable	133.4	109.0
Accrued liabilities	115.5	87.8
Deferred income taxes	—	10.9

Total current liabilities	249.1	230.1
Long-term debt, net of current portion	333.7	332.7
Accrued postretirement benefits	108.5	143.5
Deferred income taxes	192.5	175.6
Other liabilities	45.4	36.3

Total liabilities	929.2	918.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 316.8 and 333.7 shares at June 30, 2005 and 2004, respectively	19.7	20.8
Common stock – authorized 100,000,000 shares; issued 25,949,237 shares and 24,141,150 shares at June 30, 2005 and 2004, respectively	129.7	120.7
Capital in excess of par value – common stock	278.1	215.1
Reinvested earnings	354.5	230.4
Common stock in treasury (1,026,848 shares and 1,106,772 shares at June 30, 2005 and 2004, respectively), at cost	(35.8)	(38.0)
Deferred compensation	(9.2)	(9.5)
Accumulated other comprehensive loss	(12.8)	(1.5)

Total stockholders’ equity	724.2	538.0

Total liabilities and stockholders’ equity	$1,653.4	$1,456.2

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the years ended June 30, 2005, 2004 and 2003

		Common Stock
(in millions, except per share data)	Convertible Preferred Stock Par Value of $5	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Deferred Compen- Sation	Accumulated Other Comp. Loss	Total Stock- Holders’ Equity
Balances at June 30, 2002	$24.4	$117.3	$200.1	$229.0	$(38.3)	$(11.7)	$(12.5)	$508.3

Net (loss)				(10.9)				(10.9)
Cash Dividends:
Common @ $0.5775 per share				(12.8)				(12.8)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised								—
Minimum pension liability, net of tax							(1.5)	(1.5)
Change in ESOP guarantee	(12.0)					4.4		(7.6)
Other	(2.2)		(0.3)			3.5	(0.3)	0.7

Balances at June 30, 2003	$10.2	$117.3	$199.8	$203.7	$(38.3)	$(3.8)	$(14.3)	$474.6

Net income				36.0				36.0
Cash Dividends:
Common @ $0.33 per share				(7.4)				(7.4)
Preferred @ $5,362.50 per share				(1.9)				(1.9)
Stock options exercised		2.5	10.3					12.8
Minimum pension liability, net of tax							1.2	1.2
Change in ESOP guarantee	12.0					(4.4)		7.6
Other	(1.4)	0.9	5.0		0.3	(1.3)	11.6	15.1

Balances at June 30, 2004	$20.8	$120.7	$215.1	$230.4	$(38.0)	$(9.5)	$(1.5)	$538.0

Net income				135.5				135.5
Cash Dividends:
Common @ $0.4075 per share				(9.8)				(9.8)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised		8.9	45.3					54.2
Minimum pension liability, net of tax							(4.0)	(4.0)
Other	(1.1)	0.1	17.7		2.2	0.3	(7.3)	11.9

Balances at June 30, 2005	$19.7	$129.7	$278.1	$354.5	$(35.8)	$(9.2)	$(12.8)	$724.2

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the years ended June 30, 2005, 2004 and 2003

	Preferred Shares Issued	Common Shares
		Issued	Treasury	Net Outstanding
Balances at June 30, 2002	388.4	23,450,019	(1,104,295)	22,345,724

Stock options exercised		1,200		1,200
Other	(34.8)	500	(10,554)	(10,054)

Balances at June 30, 2003	353.6	23,451,719	(1,114,849)	22,336,870

Stock options exercised		499,019		499,019
Restricted stock awards		181,400		181,400
Other	(19.9)	9,012	8,077	17,089

Balances at June 30, 2004	333.7	24,141,150	(1,106,772)	23,034,378

Stock options exercised		1,774,261		1,774,261
Restricted stock awards			100,600	100,600
Other	(16.9)	33,826	(20,676)	13,150

Balances at June 30, 2005	316.8	25,949,237	(1,026,848)	24,922,389

Consolidated Statement of Comprehensive Income (Loss)

Carpenter Technology Corporation

For the years ended June 30, 2005, 2004 and 2003

(in millions)	2005	2004	2003
Net income (loss)	$135.5	$36.0	$(10.9)
Unrealized loss on securities classified as available-for-sale, net of tax of $0, $0.1 million and $0, respectively	—	(0.1)	—
Net (losses) gains on derivative instruments, net of tax of $(6.3) million, $8.5 million and $(1.6) million, respectively	(9.0)	12.7	(2.4)
Minimum pension liability, net of taxes of $(2.3) million, $0.8 million and $1.0 million, respectively	(4.0)	1.2	(1.5)
Foreign currency translation	1.7	(1.0)	2.1

Comprehensive income (loss)	$124.2	$48.8	$(12.7)

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

Research and Development – Research and development expenditures, which amounted to $10.0, $10.8 and $11.7 million in fiscal 2005, 2004 and 2003, respectively, are expensed as incurred and reported in cost of sales in the Consolidated Statement of Income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

Cash Equivalents – Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Marketable Securities – Carpenter considers all highly liquid investments with an original maturity of more than three months when purchased and all auction-rate securities to be marketable securities. Carpenter has determined that all of its marketable securities are to be classified as available-for-sale. These securities are carried at market value, with the unrealized gains and losses reported in stockholders’ equity under the caption accumulated other comprehensive loss. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Inventories – Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods.

Fixed Assets and Depreciation – Fixed assets are stated at historical cost less accumulated depreciation. Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets

Notes to Consolidated Financial Statements (continued)

and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in cost of goods sold in the consolidated statement of operations.

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

Foreign Currency Translation – Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are recorded each period in other comprehensive loss until the foreign entity is sold or liquidated.

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

Share-Based Compensation – As of June 30, 2005, Carpenter has two share-based employee compensation plans, which are described in detail in Note 16. Carpenter accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Carpenter had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to share-based employee compensation.

Notes to Consolidated Financial Statements (continued)

(in millions, except per share data)	2005	2004	2003
Net income (loss) as reported	$135.5	$36.0	$(10.9)
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.4)	(0.7)	(1.1)

Pro forma net income (loss)	$135.1	$35.3	$(12.0)

Earnings (loss) per share:
Basic – as reported	$5.54	$1.51	$(0.56)

Basic – pro forma	$5.53	$1.48	$(0.61)

Diluted – as reported	$5.37	$1.49	$(0.56)

Diluted – pro forma	$5.36	$1.46	$(0.61)

These pro forma adjustments were calculated using the Black-Scholes option-pricing model to value all stock options granted since July 1, 1996. A summary of the assumptions and data used in these calculations follows. No fair value assumptions are provided for fiscal 2005 as no options were granted during that period.

	2005	2004	2003
Weighted average exercise price of options exercisable	$29.29	$31.29	$31.41
Weighted average fair price per share of options	$4.16	$3.95	$3.08
Fair value assumptions:
Risk-free interest rate	N/A	3.1%	2.7%
Expected volatility	N/A	26.2%	34.0%
Expected life of options	N/A	5 years	5 years
Expected dividend yield	N/A	1.1%	2.9%

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

Reclassifications – Beginning in fiscal 2005, certain items on the consolidated statement of income previously included within other income, net, have been reclassified to cost of sales and selling and administrative expenses in order to present operating income. The reclassification had no impact on reported net income, earnings

Notes to Consolidated Financial Statements (continued)

per share or stockholders’ equity. Amounts reported for fiscal years 2003 and 2004 have been reclassified to conform to the fiscal 2005 presentation.

New Accounting Pronouncements

American Jobs Creation Act

In October 2004, the American Jobs Creation Act (the Act) was passed. The Act created a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deduction for qualifying cash dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including a specific domestic reinvestment plan for the repatriated funds. On May 10, 2005, the U.S. Treasury published Notice 2005-38 providing guidance to U.S. shareholders electing to claim the 85 percent dividends received deduction under Section 965(a) of the Internal Revenue Code for qualifying cash dividends received from controlled foreign corporations. Based on the Company’s understanding of the Act and the availability of funds at its foreign entities, the Company may repatriate up to $15 million in dividends subject to the elective 85 percent dividends received deduction. This would generate a corresponding tax provision expense up to $0.9 million. Management expects to decide whether to repatriate earnings and will seek the required Chief Executive Officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe the incentive is available.

The Act also phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for computing taxable profits from the sale of product manufactured in the United States over a transition period beginning with 2005. The Company expects that the tax benefits realized from this new tax legislation will be substantially equivalent to the benefits realized under the ETI exclusion. On December 31, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 109-1, “Application of FAS 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, the benefit provided by the new tax law constitutes a special deduction, the benefit of which should be reflected in the year generated, and accordingly the Company was not required to revalue its deferred tax balance. The other provisions included in the Act are not expected to have a significant impact on the Company’s tax rate or payments.

Share-Based Payment

The FASB issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” in December 2004. The revised Statement requires companies to expense the value of employee stock options and similar awards and applies to all non-vested awards granted prior to the effective date, all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. This Statement will be effective for Carpenter beginning in fiscal year 2006. We anticipate applying the Statement prospectively and do not expect the adoption to have a material effect on our financial statements.

Notes to Consolidated Financial Statements (continued)

Inventory Costs

In January 2005, the FASB issued FASB Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, which should be recognized as current period charges. In addition, allocations of fixed production overhead to costs of conversion are to be calculated based on normal capacity of the production facilities. This Statement is applicable to Carpenter beginning in fiscal year 2006. We do not expect the adoption to have a material effect on our financial statements.

2.	Earnings (Loss) Per Common Share

The calculations of earnings (loss) per share for the years ended June 30, 2005, 2004 and 2003 are shown below. No calculation is presented for the diluted losses per share for fiscal 2003 since the assumed conversion of preferred shares and the assumed exercise of 742,422 stock options would be anti-dilutive.

(in millions, except per share data)	2005	2004	2003
Basic EPS:
Net income (loss)	$135.5	$36.0	$(10.9)
Dividends accrued on convertible preferred stock, net of tax benefits	(1.6)	(1.8)	(1.6)

Earnings (loss) available to common stockholders	133.9	34.2	(12.5)

Weighted average common shares outstanding	24.2	22.5	22.3

Basic earnings (loss) per share	$5.54	$1.51	$(0.56)

Diluted EPS:
Net income	$135.5	$36.0
Assumed shortfall between common and preferred dividends	(1.0)	(1.0)

Earnings available for common stockholders	$134.5	$35.0

Weighted average number of common shares outstanding	24.2	22.5
Assumed conversion of preferred shares	0.7	0.7
Effect of shares issuable under stock option plans	0.2	0.2

Adjusted weighted average common shares	25.1	23.4

Diluted net earnings (loss) per share	$5.37	$1.49	$(0.56)

Notes to Consolidated Financial Statements (continued)

3.	Restructuring and Other Costs

During fiscal 2003, Carpenter incurred restructuring costs of $26.1 million before taxes, relating to a strategy to reduce costs and improve operational effectiveness. The components of the $26.1 million are indicated below:

(in millions)	Cash	Non-Cash	Total
Reductions in workforce	$2.5	$14.9	$17.4
Pension plan curtailment loss	—	6.7	6.7
Writedown of certain assets reclassified as held-for-sale	—	2.0	2.0

Total restructuring costs	$2.5	$23.6	$26.1

•	Reductions in workforce: This item represented the elimination of approximately 500 salaried and hourly positions, which was substantially complete as of December 31, 2002. The charge of $17.4 million consisted primarily of various personnel-related costs to cover severance payments, enhanced pension benefits, medical coverage and related items. Approximately $14.9 million of the charge will be paid from the Company’s qualified pension plan and did not impact the Company’s operating cash flow and is, therefore, considered non-cash. This portion of the restructuring costs reduced prepaid pension cost on the Consolidated Balance Sheet.

•	Pension plan curtailment loss: This item related to the effects of the above workforce reduction on the qualified pension plan. The curtailment loss was comprised of increases to the projected benefit obligations and recognition of related prior service costs. As a result of this charge, prepaid pension cost on the Consolidated Balance Sheet was been correspondingly reduced by $6.7 million.

•	Writedown of certain assets reclassified as held-for-sale: Assets held-for-sale are included within other current assets on the Consolidated Balance Sheet and Corporate Assets in the segment data. Prior to the writedown, the net book value of these assets was $5.2 million. Primarily all of these assets were sold during fiscal year 2003. As of September 30, 2002, depreciation on these assets ceased.

The major components of the fiscal 2003 restructuring costs and the remaining outstanding balances at June 30, 2003 are as follows:

	Reductions in Workforce	Pension Plan Curtailment Loss	Writedown of Certain Assets Reclassified as Held-For-Sale	Total
Restructuring costs	$17.4	$6.7	$2.0	$26.1
Payments	(2.5)	—	—	(2.5)
Transfer against assets	(14.9)	(6.7)	(2.0)	(23.6)

June 30, 2003	$—	$—	$—	$—

Notes to Consolidated Financial Statements (continued)

4.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of June 30, 2005 and 2004. The following is a summary of marketable securities, all of which were classified as available-for-sale, as of June 30, 2005 and 2004:

June 30, 2005

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$19.9	$56.5	$30.4	$106.8
Unrealized losses	(0.1)	(0.1)	—	(0.2)

Estimated fair value	$19.8	$56.4	$30.4	$106.6

Due in one year or less	$13.2	$56.4	$30.4	$100.0
Due in one through three years	6.6	—	—	6.6

	$19.8	$56.4	$30.4	$106.6

June 30, 2004

(in millions)	Corporate Bonds	Government Bonds	Total
Cost	$4.8	$24.2	$29.0
Unrealized losses	—	(0.2)	(0.2)

Estimated fair value	$4.8	$24.0	$28.8

Due in one year or less	$2.7	$6.7	$9.4
Due in one through three years	2.1	17.3	19.4

	$4.8	$24.0	$28.8

For the fiscal years ended June 30, 2005 and 2004, proceeds from sales of marketable securities were $94.6 and $41.2 million, respectively. Realized gains or losses on these sales during 2005 were less than $0.1 million. Fiscal 2004 realized losses on these sales were $0.1 million.

Notes to Consolidated Financial Statements (continued)

5.	Inventories

(in millions)	June 30
	2005	2004
Raw materials and supplies	$32.8	$28.5
Work in process	130.4	102.7
Finished and purchased products	65.4	53.8

	$228.6	$185.0

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $270.6 and $211.7 million higher as of June 30, 2005 and 2004, respectively. Current cost of LIFO-valued inventories was $446.0 million at June 30, 2005 and $344.8 million at June 30, 2004. The reductions in LIFO-valued inventories decreased cost of sales by $0.3 million during fiscal 2004.

6.	Property, Plant and Equipment

(in millions)	June 30
	2005	2004
Land	$7.2	$7.5
Buildings and building equipment	230.5	233.9
Machinery and equipment	1,083.1	1,092.2
Construction in progress	10.3	5.2

Total at cost	1,331.1	1,338.8
Less accumulated depreciation and amortization	761.9	730.1

	$569.2	$608.7

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Land improvements	20
Buildings and building equipment	20 – 45
Machinery and equipment	5 – 30
Autos and trucks	3 – 6
Office furniture and equipment	3 – 10

7.	Goodwill and Trademarks and Trade Names, Net

Goodwill

Carpenter conducted its annual impairment review during the fourth quarter of 2005, 2004 and 2003 and determined that there was no goodwill impairment.

Notes to Consolidated Financial Statements (continued)

There were no changes to the carrying amount of goodwill during the fiscal years ended June 30, 2005, 2004 or 2003. At June 30, 2005, 2004 and 2003, the Specialty Metals Segment accounted for $34.6 million of the goodwill and the Engineered Products Segment accounted for $11.8 million.

Trademarks and Trade Names, Net

(in millions)	June 30
	2005	2004
Trademarks and trade names, at cost	$32.0	$32.0
Less tax basis adjustment	(2.1)	—
Less accumulated amortization	(8.8)	(7.7)

Trademarks and trade names, net	$21.1	$24.3

In December 2004, Carpenter resolved an outstanding tax matter related to the Talley acquisition. The settlement resulted in the reversal of a $2.1 million deferred tax liability with a corresponding writedown of the related trademarks and trade names.

Carpenter recorded $1.1 million of amortization expense in fiscal years 2005, 2004 and 2003. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.0 million.

8.	Debt

Bonds and Notes

In May 2003, Carpenter issued $100 million of 10-year senior unsecured notes with a coupon of 6.625 percent. Proceeds from the sale of the notes were used to redeem approximately $90 million of Carpenter’s 9 percent debentures due 2022. The refinancing eliminated a mandatory sinking fund requirement of $5 million annually between 2004 and 2021. The debentures were callable at a price of 103.82 plus accrued interest through the redemption date. The remaining proceeds were used for general corporate purposes. In connection with the early redemption, a loss of $4.5 million was recorded, including the price paid above par, unamortized discount and debt issuance costs. In addition, Carpenter paid $0.9 million in fees associated with the debt issuance.

In December 2003, Carpenter purchased $20 million of previously issued, 6.95 percent Series A Medium Term Notes due June 2005 on the open market. In connection with the early redemption, a loss of $1.5 million was recorded, including unamortized issue costs associated with the Notes.

Notes to Consolidated Financial Statements (continued)

Credit Facilities

On August 31, 2005, we refinanced our $150 million revolving credit facility that was due to expire in November 2006. The new $150 million revolving credit facility will expire in August 2010. Terms and conditions under the new revolving credit facility are essentially the same as the refinanced revolving credit facility. This includes two financial covenants, a minimum EBITDA-to-interest expense coverage and a maximum debt-to-capital ratio.

At fiscal year end, the Company had less than $0.1 million in outstanding foreign currency loans and $11.1 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($138.9 million) was available to the Company. In addition to this facility, the Company had $50 million available to it under an Accounts Receivable Purchase Facility (see Note 9).

For the years ended June 30, 2005, 2004 and 2003, interest expense totaled $23.1 million, $23.8 million and $31.1 million, of which $0.1 million, $0.1 million and $0.1 million, respectively, were capitalized as part of the cost of plant, equipment and software.

The weighted average interest rates for short-term borrowings during fiscal 2005, 2004 and 2003 were 2.5 percent, 2.1 percent and 5.7 percent, respectively.

Long-term debt outstanding at June 30, 2005 and 2004, consists of the following:

(in millions)	June 30
	2005	2004
Senior unsecured notes, 6.625% due May 2013	$99.3	$99.2
Medium-term notes, Series B at 6.28% to 7.10% due from April 2008 to 2018 (face value of $132.0 million and $152.0 million at June 30, 2005 and 2004, respectively)	133.0	153.5
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2005 and 2004)	100.6	99.1
Other	1.0	1.1

Total	333.9	352.9
Less amounts due within one year	0.2	20.2

Long-term debt, net of current portion	$333.7	$332.7

The carrying value of the debt has been adjusted to reflect the unrealized gain on interest rate swaps in accordance with fair value hedge accounting (see note 10).

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2006, are $0.2 million in fiscal 2007, $33.2 million in fiscal 2008, $23.2 million in fiscal 2009, and $20.1 million in fiscal 2010.

Notes to Consolidated Financial Statements (continued)

9.	Accounts Receivable Purchase Facility

In December 2001, Carpenter entered into a $75 million three-year accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution. In March 2003, Carpenter reduced this facility to $50 million. Pursuant to the terms of the Purchase Facility, Carpenter sells a participating interest in certain accounts receivable to an independent financial institution. These transactions are treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

In June 2004, the Company repurchased a $10.0 million participating interest from the independent financial institution. As of June 30, 2005 and 2004, there was no utilization of the facility. Total fiscal 2005, 2004 and 2003 expenses relating to the Purchase Facility were $0.2 million, $0.4 million and $0.3 million, respectively.

10.	Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30
(in millions)	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$163.8	$163.8	$76.6	$76.6
Marketable securities	$106.6	$106.6	$28.8	$28.8
Company-owned life insurance	$11.8	$11.8	$12.9	$12.9
Short-term debt	$—	$—	$2.2	$2.2
Long-term debt	$333.9	$359.7	$352.9	$363.6
Commodity forwards and options	$7.8	$7.8	$25.2	$25.2
Foreign currency forwards and options	$1.6	$1.6	$(1.9)	$(1.9)
Interest rate swaps and Treasury locks	$—	$—	$1.0	$1.0

The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short-term maturities of these instruments. The carrying amount for marketable securities is based on quoted market prices. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2005 and 2004 were determined by using current interest rates.

Notes to Consolidated Financial Statements (continued)

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

Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. These strategies are:

•	The use of commodity forwards and options to fix the price of a portion of future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities.

•	The use of foreign currency forwards and options to hedge a portion of future sales denominated in foreign currencies, principally the Euro, Pound Sterling and Australian Dollar, in order to offset the effect of changes in exchange rates.

•	The use of foreign currency forwards and options to hedge certain foreign currency denominated intercompany receivables, primarily in Euro, Pound Sterling and Australian Dollar, to offset the effect on earnings of changes in exchange rates until these receivables are collected.

•	The use of interest rate swaps to maintain appropriate levels of floating rate debt relative to fixed rate debt.

The Company has designated commodity forwards and options, foreign currency forwards and options and floating to fixed interest rate swaps as cash flow hedges of anticipated commodity transactions, anticipated foreign exchange transactions and scheduled interest payments, respectively. Fair values for outstanding derivative instruments that are designated as cash flow hedges are accumulated in other comprehensive income in stockholders’ equity. The fair values are released to earnings when the related hedged items impact earnings. Amounts reclassified to the Consolidated Statement of Income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign currency hedges). If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Consolidated Statement of Income. The changes in other accumulated comprehensive income associated with derivative hedging activities during the year ended June 30, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance at July 1	$12.7	$—	$2.5
Current period changes in fair value, net of tax	5.4	23.4	4.3
Reclassifications to earnings, net of tax	(14.3)	(10.7)	(6.8)

Balance at June 30	$3.8	$12.7	$—

The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting

Notes to Consolidated Financial Statements (continued)

gains and losses in the interest expense component of the Consolidated Statement of Income. As of June 30, 2005, all interest rate swap agreements had been terminated. The fair value of the Company’s interest rate swap agreements classified as fair value hedges was $1.0 million at June 30, 2004. All existing fair value hedges were highly effective. As a result, there was no impact to earnings due to hedge ineffectiveness.

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

Any ineffectiveness is recorded in the Consolidated Statement of Income. The ineffectiveness for existing derivative instruments for the years ended June 30, 2005, 2004 and 2003 was immaterial.

As of June 30, 2005, $3.8 million after taxes of net gains from derivative instruments was included in accumulated other comprehensive loss of which $3.6 million after taxes is expected to be reclassified to the Consolidated Statement of Income within one year.

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

11.	Accrued Liabilities

(in millions)	June 30
	2005	2004
Compensation	$39.6	$26.1
Employee benefits	25.5	24.6
Income taxes	18.4	10.3
Interest	5.6	4.4
Taxes, other than income	4.3	3.8
Professional services	1.6	0.7
Deferred revenue	1.5	—
Derivative financial instruments	—	1.7
Environmental costs	1.3	1.3
Dividend payable	0.8	0.9
Other	16.9	14.0

	$115.5	$87.8

Notes to Consolidated Financial Statements (continued)

12.	Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. From June 1999 to December 2003, retired employees benefit payments were paid by a Voluntary Employee Benefit Association Trust (VEBA). Beginning in January 2004, benefit payments were paid from Corporate assets. During the fourth quarters of fiscal 2005 and 2004, Carpenter made voluntary cash contributions of $25.0 million into the VEBA. Prior to 2002, Carpenter contributed discretionary amounts, which have not exceeded the amount deductible for tax purposes, into the VEBA. Plan assets are primarily invested in trust-owned life insurance.

In fiscal 2005, Carpenter amended the General Retirement Plan to change the maximum benefit and top-heavy rules in accordance with the Economic Growth & Tax Relief Reconciliation Act of 2001.

Carpenter uses a measurement date of June 30 for the majority of its plans.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

Notes to Consolidated Financial Statements (continued)

(in millions)	Pension Plans		Other Postretirement Plans
	2005	2004	2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$690.8	$718.6	$186.9	$204.3
Service cost	15.3	16.5	2.3	2.9
Interest cost	42.0	41.7	11.3	11.1
Benefits paid	(48.6)	(51.6)	(12.8)	(18.3)
Actuarial loss (gain)	125.8	(34.4)	34.9	(13.1)
Plan amendments	2.6	—	—	—
Other	4.4	—	—	—

Projected benefit obligation at end of year	$832.3	$690.8	$222.6	$186.9

Change in plan assets
Fair value of plan assets at beginning of year	$771.2	$721.5	$41.7	$24.5
Actual return on plan assets	68.8	98.6	2.3	2.7
Benefits paid from plan assets	(48.6)	(51.6)	(12.8)	(18.3)
Contributions	2.8	2.7	37.8	32.8
Other	3.4	—	—	—

Fair value of plan assets at end of year	$797.6	$771.2	$69.0	$41.7

Funded status of the plans	$(34.7)	$80.4	$(153.6)	$(145.2)
Unrecognized net loss	256.4	138.5	88.5	55.1
Unrecognized prior service cost (benefit)	9.2	7.3	(59.0)	(66.9)
Unrecognized transition obligation	0.1	0.1	—	—

Prepaid (accrued) benefit cost	$231.0	$226.3	$(124.1)	$(157.0)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued benefit liability	$(26.7)	$(21.3)	$(124.1)	$(157.0)
Intangible asset	250.8	247.0	—	—
Accumulated other comprehensive income	6.9	0.6	—	—

Net amount recognized	$231.0	$226.3	$(124.1)	$(157.0)

Additional information
Increase (decrease) in minimum liability included in other comprehensive income	$6.3	$(1.9)	$—	$—

Accumulated benefit obligation for all pension plans	$767.7	$649.2	N/A	N/A

Notes to Consolidated Financial Statements (continued)

Carpenter has several underfunded pension plans that are included in the data presented above. As of June 30, 2005 and 2004, the projected benefit obligation of the underfunded plans was $33.5 million and $23.9 million, the total fair value of assets was $4.0 million and $1.5 million, and the accumulated benefit obligation was $31.4 million and $22.4 million, respectively.

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits are as follows:

	Pension Plans			Other Postretirement Plans
(in millions)	2005	2004	2003	2005	2004	2003
Service cost	$15.3	$16.5	$14.5	$2.3	$2.9	$2.4
Interest cost	42.0	41.7	42.2	11.3	11.1	15.1
Expected return on plan assets	(64.3)	(59.6)	(73.8)	(3.6)	(1.4)	(3.0)
Amortization of net loss	3.9	9.3	0.1	2.7	2.6	0.4
Amortization of prior service cost (benefit)	0.7	0.8	0.6	(7.9)	(7.8)	(1.9)

Net (income) expense	$(2.4)	$8.7	$(16.4)	$4.8	$7.4	$13.0

The service cost component of Carpenter’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals”, in the segment data presented in Note 20.

Principal actuarial assumptions at June 30:

	Pension Plans			Other Postretirement Plans
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	5.00%	6.25%	6.00%	5.00%	6.25%	6.00%
Rate of compensation increase	3.64%	3.50%	3.50%	NA	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	6.25%	6.00%	7.25%	6.25%	6.00%	7.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	10.00%	8.50%	8.50%	10.00%
Long-term rate of compensation increase	3.50%	3.50%	4.00%	NA	NA	NA

Notes to Consolidated Financial Statements (continued)

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2005	2004
Assumed health care cost trend rate	10%	10%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$0.7	$(0.7)
Effect on postretirement benefit obligation	$13.8	$(13.4)

Plan Assets

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2005 and 2004, by asset category are as follows:

	June 30,
	2005	2004
Equity securities	61.4%	62.7%
Fixed income securities	38.6	37.2
Cash and cash equivalents	—	0.1

Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Pension Committee. Management determines an asset allocation that will provide the highest level of return for an acceptable level of risk. Accordingly, Carpenter invests in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, fixed income short-term and medium-term duration fixed-income funds and high yield funds.

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

In addition, the assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2005 and 2004.

Cash Flows – Employer Contributions

Carpenter’s pension plan remains well funded, and the Company was not required to make a contribution to the plan during fiscal years 2005, 2004 or 2003. During the fourth quarters of fiscal 2005 and 2004, the Company made $25.0 million, voluntary contributions to a VEBA trust to fund future retiree medical expenses.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

($ millions)	Pension Benefits	Other Benefits
2006	$49.8	$14.4
2007	$50.0	$14.6
2008	$50.3	$14.8
2009	$52.1	$14.8
2010	$53.9	$15.4
2011 – 2015	$289.0	$84.3

Other Benefit Plans

Carpenter also maintains defined contribution pension and savings plans for substantially all domestic employees. Company contributions were $4.8 million in fiscal 2005, $4.4 million in fiscal 2004 and $5.5 million in fiscal 2003. There were 1,437,110 common shares reserved for issuance under the savings plans at June 30, 2005.

Notes to Consolidated Financial Statements (continued)

13.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal 2005, an additional $0.5 million was accrued related to three of Carpenter’s Superfund Sites. During fiscal 2004, an additional $0.6 million was accrued related to three of Carpenter’s Superfund sites. During fiscal 2003, an additional $1.75 million was accrued for one of our current operating facilities and for a manufacturing site of a former subsidiary of Talley Industries, Inc. Also related to the former Talley subsidiary site, a $2.25 million asset was established as the fair value of land received as part of the settlement in a bankruptcy proceeding of a claim under an indemnification agreement. This amount was included in other assets on the Consolidated Balance Sheet. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2005, 2004 and 2003, were $6.1 million, $6.7 million and $6.8 million, respectively. The estimated range at June 30, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.1 million and $10.6 million.

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

Notes to Consolidated Financial Statements (continued)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of June 30, 2005 there was approximately $2.0 million recorded related to these indemnifications. In addition, Carpenter is investigating an indemnification claim of $3.6 million. At this time, it is not possible to estimate the ultimate liability, if any, under this claim.

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

Carpenter has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $266.2 million. Of this amount, $233.8 million relates to fiscal 2006, $30.5 million to fiscal 2007 and $1.9 million to fiscal 2008.

Notes to Consolidated Financial Statements (continued)

14.	Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $7.7 million (net of sub-lease rental receipts), $8.2 million and $11.4 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Future minimum payments (net of sub-lease rental receipts) for noncancelable operating leases in effect at June 30, 2005 are: $8.3 million in fiscal 2006, $6.9 million in fiscal 2007, $5.9 million in fiscal 2008, $3.7 million in fiscal 2009, $2.0 million in fiscal 2010, and $0.7 million thereafter.

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

Notes to Consolidated Financial Statements (continued)

16.	Share-Based Compensation

Carpenter has two share-based compensation plans for officers and key employees: a 1993 plan and a 1977 plan, and a stock-based compensation plan for directors.

1993 Plan:

The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. In October 2000, the stockholders authorized an additional 1,800,000 shares to the plan for share awards. As of June 30, 2005 and 2004, 282,803 and 387,903 shares, respectively, were reserved for options and share awards which may be granted under this plan.

Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable generally after one year of employment following the date of grant, and will in all cases expire no more than ten years after the date of grant. In 2003, the options granted by the Board became exercisable in equal annual increments over a three-year period.

Performance-based restricted share awards are earned only if Carpenter achieves certain performance goals during a specified performance period. These shares vest from one to two years from the date of the attainment of performance goals. When performance-based restricted shares are earned, deferred compensation is determined and charged to expense beginning in the performance period through the vesting period. During fiscal years 2005 and 2004, 51,600 and 146,000 shares, respectively were earned and, $3.0 million and $2.3 million, respectively, was charged to expense related to performance-based restricted shares. There were no shares earned or expensed for performance-based restricted share awards in fiscal 2003.

Time-based restricted share awards vest from the date of grant to periods ranging principally from two to five years from the date of grant. When restricted shares are issued, deferred compensation is determined, and charged to expense over the vesting period. During fiscal years 2005, 2004 and 2003, 49,000, 40,400 and 500 shares, respectively were granted. Amounts charged to expense for the vesting of time-based restricted shares were $0.3 million, $0.6 million and $1.5 million, respectively.

1977 Plan:

The 1977 plan provides for the granting of stock options and stock appreciation rights. Options are granted at the market value on the date of grant, are exercisable after one year of employment following the date of grant and expire no more than ten years after grant. During fiscal 2005, the Board of Directors approved the cancellation of all authorized but unissued shares under this plan. Shares reserved for past grants will be

Notes to Consolidated Financial Statements (continued)

cancelled if the underlying grants expire without being exercised. At June 30, 2004, 70,160 shares were reserved for future option grants.

Directors Plan:

Carpenter has a share-based compensation plan that provides for the granting of stock options, stock appreciation rights, and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 2005 and 2004, 108,537 and 115,713 shares, respectively, were reserved for options which may be granted under this plan.

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

Option Activity (all plans):

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2002	2,795,697	$31.33

Granted	448,500	15.71
Exercised	(1,200)	19.69
Cancelled	(164,210)	29.44

Balance at June 30, 2003	3,078,787	$29.13

Granted	80,000	24.40
Exercised	(499,019)	25.62
Cancelled	(82,215)	33.25

Balance at June 30, 2004	2,577,553	$29.53

Granted	—	—
Exercised	(1,774,261)	30.57
Cancelled	(9,602)	36.31

Balance at June 30, 2005	793,690	$27.13

Notes to Consolidated Financial Statements (continued)

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at 06/30/05	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 06/30/05	Weighted Average Exercise Price
$10 - $30	535,515	7.34	$19.75	399,016	$20.78
$30 - $51	258,175	3.33	42.44	258,175	42.44

	793,690		$27.13	657,191	$29.29

Of the options outstanding at June 30, 2005, 612,190 relate to the 1993 plan, 44,500 relate to the 1977 plan and 137,000 relate to the Directors Plan.

17.	Employee Stock Ownership Plan

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

The ESOP satisfies principal and interest obligations on the note as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $2.2 million in fiscal 2005, $2.1 million in fiscal 2004, and $1.9 million in fiscal 2003 to the ESOP. Compensation expense related to the plan was $1.2 million in fiscal 2005, $1.3 million in fiscal 2004 and $1.3 million in fiscal 2003.

As of June 30, 2005, the ESOP held 316.8 shares of the convertible preferred stock, consisting of 256.8 allocated shares and 59.9 unallocated shares. Each preferred share is convertible into at least 2,000 shares of common stock. There are 633,513 common shares reserved for issuance under the ESOP at June 20, 2005. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. To the extent permitted by the ESOP and its trustee, the stock is redeemable at Carpenter’s option at $65,000 per share.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At June 30, 2005 and 2004, no amounts were included in noncurrent liabilities for the preferred stock guarantee as the actual share price at June 30, 2005 and 2004 was greater than the guarantee price per share.

Notes to Consolidated Financial Statements (continued)

18.	Income Taxes

Provision (benefit) for income taxes consisted of the following:

(in millions)	2005	2004	2003
Current:
Federal	$36.9	$2.7	$(0.2)
State	3.9	0.4	0.3
Foreign	6.0	4.1	2.6
Deferred:
Federal	11.1	4.7	(12.8)
State	(5.5)	0.8	(1.9)
Foreign	2.1	1.0	—

	$54.5	$13.7	$(12.0)

The operating loss generated in fiscal 2003 was used to offset the fiscal 2004 and part of the fiscal 2005 liability.

The following is a reconciliation of the United States statutory federal income tax rate to the actual effective income tax rate:

(% of pre-tax income (loss))	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	(35.0%)
Extraterritorial income exclusion	(0.7)	(0.5)	—
IRS and state tax examinations settlements	(2.2)	(4.9)	—
Research and development credits	—	(0.9)	(10.0)
State income taxes, net of federal tax benefit	0.2	1.8	(6.1)
Reversal of state income tax valuation allowance	(1.0)	—	—
Foreign tax differential	(1.0)	(0.8)	0.5
Nontaxable income	(1.1)	(0.4)	(1.2)
Other, net	(0.5)	(1.6)	(0.6)

Effective income tax rate	28.7%	27.7%	(52.4%)

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2005 and 2004:

(in millions)	2005	2004
Deferred tax liabilities:
Depreciation	$163.8	$170.9
Prepaid pension cost	99.6	98.7
Intangible assets	7.9	8.0
Inventories	6.0	6.5
Other	2.2	1.8

Total deferred tax liabilities	$279.5	$285.9

Deferred tax assets:
Postretirement provisions	$52.9	$61.3
Net operating loss carryforwards	23.9	28.1
Other reserve provisions	29.8	15.0
Tax credit carryforwards	8.5	18.5
Valuation allowances	(20.7)	(23.5)

Total deferred tax assets	$94.4	$99.4

Net deferred tax liability	$185.1	$186.5

As of June 30, 2005 and 2004, the Company had available tax net operating losses that can be carried forward to future years. The $23.9 million net operating loss carryforwards in 2005 consisted of $1.8 million federal carryforwards and $22.1 million state carryforwards. The $28.1 million net operating loss carryforwards in 2004 consisted of $2.6 million federal carryforwards and $25.5 million state carryforwards. The federal carryforwards will begin to expire in 2018 while the state carryforwards will begin to expire in 2006.

The tax credit carryforwards in 2005 consisted of $8.0 million of Alternative Minimum Tax credit, which can be carried forward indefinitely, and $0.5 million of Foreign Tax Credit which will begin to expire in 2011. The tax credit carryforwards in 2004 consisted of $15.8 million of Alternative Minimum Tax credits, which can be carried forward indefinitely, and $2.7 million of Research and Development credits, which would have begun to expire in 2020.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain of its state net operating tax loss carryforwards. In 2005, the valuation allowance was $20.7 million and in 2004 the valuation allowance was $23.5 million. Under Statement of Financial Accounting Standards No. 109 (SFAS109), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and

Notes to Consolidated Financial Statements (continued)

forecasted taxable state income, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal 2005. During fiscal 2005, we adjusted the rates used to value state deferred taxes based on our review of effective tax rates in those states, which resulted in a decrease in tax expense of $2.8 million.

At June 30, 2005, no provision was made for U.S. federal and state income taxes on approximately $60.0 million of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustments for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004. The Act created a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deduction for qualifying cash dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including specific domestic reinvestment plan for the repatriated funds. On May 10, 2005, the U.S. Treasury published Notice 2005-38 providing guidance to U.S. shareholders electing to claim the dividends received deduction under Section 965(a) of the Internal Revenue Code for qualifying cash dividends received from controlled foreign corporations. Based on the Company’s current understanding of the Act and the availability of funds at its foreign entities, the Company may repatriate up to $15 million in dividends subject to the elective 85 percent dividends received deduction. This would generate a corresponding tax provision expense up to $0.9 million. Management will decide whether to repatriate earnings and will seek the required Chief Executive Officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe that the incentive is available.

Another provision of the Act was a special deduction for qualifying manufacturing activities. This benefit will be recognized in the years ending after June 30, 2005.

Carpenter is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. The Company has settled all IRS examinations through June 30, 2002.

Notes to Consolidated Financial Statements (continued)

19.	Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	2005	2004	2003
Continued dumping and subsidy offset	$(4.1)	$(5.2)	$(2.8)
Interest income	(5.6)	(1.9)	(1.8)
Foreign exchange loss (gain)	1.5	(0.4)	0.5
Increase in equity in minority interests	(0.9)	(1.0)	(0.5)
Other	0.3	0.9	(0.1)

	$(8.8)	$(7.6)	$(4.5)

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

Engineered Products includes structural ceramic products, ceramic cores for the casting industry and custom shaped bar.

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

Notes to Consolidated Financial Statements (continued)

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers. Of the total fiscal year 2005 sales of our Engineered Products segment, approximately 17 percent of segment sales were to one customer. Of the total fiscal year 2004 sales of our Engineered Products segment, approximately 18 percent of segment sales were to one customer. Of the total fiscal year 2003 sales of our Engineered Products segment, approximately 14 percent of segment sales were to one customer and 12 percent of sales were to a second customer.

Geographic Data

(in millions)	2005	2004	2003
Net Sales:(a)
United States	$949.2	$743.3	$653.2
Europe	193.9	137.6	111.1
Asia Pacific	67.8	46.1	33.8
Mexico	61.9	50.9	43.7
Canada	21.9	21.9	17.4
Other	19.5	16.9	11.9

Consolidated net sales	$1,314.2	$1,016.7	$871.1

Long-lived assets:
United States	$888.6	$930.5	$996.0
Europe	16.9	18.3	17.9
Mexico	3.6	3.5	4.6
Canada	0.2	0.3	0.3
Asia Pacific	11.2	10.6	10.1
Other	1.3	1.2	1.4

Consolidated long-lived assets	$921.8	$964.4	$1,030.3

(a)	Net sales were attributed to countries based on the location of the customer.

Product Data

(in millions)	2005	2004	2003
Stainless steels	$531.9	$447.8	$392.8
Special alloys	515.6	369.6	291.7
Titanium products	112.5	73.4	66.6
Ceramics and other materials	98.7	82.9	83.2
Tool and other steels	55.5	43.0	36.8

Total net sales	$1,314.2	$1,016.7	$871.1

Notes to Consolidated Financial Statements (continued)

Segment Data

(in millions)	2005	2004	2003
Net Sales:
Specialty Metals	$1,188.3	$909.1	$760.2
Engineered Products	129.1	110.0	113.3
Intersegment	(3.2)	(2.4)	(2.4)

Consolidated net sales	$1,314.2	$1,016.7	$871.1

Operating Income:
Specialty Metals	$183.9	$71.5	$3.8
Engineered Products	22.2	14.4	9.0
Gain on sale of business	8.7	—	0.9
Corporate costs	(25.2)	(20.9)	(25.6)
Pension earnings, interest & deferrals	14.7	3.1	20.0
Intersegment	(0.1)	—	—

Consolidated operating income	$204.2	$68.1	$8.1

Total Assets:
Specialty Metals	$1,033.8	$1,015.7	$990.7
Engineered Products	70.7	79.9	74.5
Corporate assets	548.9	360.6	334.7

Consolidated total assets	$1,653.4	$1,456.2	$1,399.9

Depreciation:
Specialty Metals	$41.9	$43.6	$46.4
Engineered Products	4.5	4.8	4.8
Corporate	0.4	0.8	2.1

Consolidated depreciation	$46.8	$49.2	$53.3

Amortization:
Specialty Metals	$2.8	$7.0	$9.4
Engineered Products	0.2	0.3	0.5
Corporate	0.4	0.6	0.8

Consolidated amortization	$3.4	$7.9	$10.7

Capital Expenditures, including software:
Specialty Metals	$7.6	$5.7	$7.1
Engineered Products	2.8	1.9	1.3
Corporate	3.4	0.4	0.1

Consolidated capital expenditures, including software	$13.8	$8.0	$8.5

21.	Divestitures

During 2005, Carpenter sold Carpenter Specialty Products Corporation (CSPC), a business unit within the Engineered Products Group (EPG) segment. The operating results of CSPC were included within the EPG segment prior to the disposal. The total sale price of $19.5 million exceeded the carrying value by approximately $8.7 million. Consideration received in the sale included net cash proceeds of $15.4 million, a $3.0

Notes to Consolidated Financial Statements (continued)

million long-term note receivable and a $1.1 million current receivable representing final working capital adjustments. The $3.0 million note was included within “Other assets” while the $1.1 million working capital adjustment was included within “Other current assets” on the balance sheet. The $8.7 million gain on sale was included within “Gain on sale of business” on the consolidated statement of income and in the segment data.

During 2003, Carpenter sold the last two of the four Engineered Product Group (EPG) business units that it had previously announced would be divested. Proceeds of $8.5 million exceeded the carrying value by approximately $0.9 million. The operating results of these businesses were included in the EPG segment prior to the disposal. The $0.9 million gain on sale was included within “Gain on sale of business” on the consolidated statement of income and in the segment data.

Due to the immateriality of these operations compared to Carpenter’s overall operations, neither of these operations has been accounted for as discontinued operations in accordance with FASB 144.

22.	Supplemental Data

The following are additional required disclosures and other material items:

(in millions)	2005	2004	2003
Cost Data:
Repairs and maintenance costs	$48.2	$44.1	$45.5
Cash Flow Data:
Cash paid during the year for:
Interest payments, net of amounts capitalized	$20.8	$23.5	$33.0
Income tax payments (refunds), net	$18.6	$—	($5.9)
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(12.1)	$(13.8)	$(12.8)
Minimum pension liability adjustment	(4.3)	(0.4)	(1.5)
Net unrealized losses on derivatives	3.6	12.7	—

	$(12.8)	$(1.5)	$(14.3)

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are normally influenced by seasonal factors. The first fiscal quarter (three months ending September 30) is typically the lowest principally because of annual plant vacation and maintenance shutdowns in this period by Carpenter and by many of its customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern.

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal 2005
Net sales	$297.6	$312.1	$342.1	$362.4

Gross profits	$63.4	$74.5	$85.2	$92.9

Operating income	$35.7	$44.9	$56.6	$66.9

Net income	$19.8	$32.5	$35.3	$47.8

Fiscal 2004
Net sales	$213.3	$226.3	$280.4	$296.8

Gross profits	$34.0	$39.5	$49.3	$62.5

Operating income	$5.3	$11.8	$19.5	$31.3

Net income	$0.5	$7.5	$10.3	$17.7

Earnings per common share
Fiscal 2005
Basic earnings	$0.83	$1.33	$1.43	$1.92

Diluted earnings	$0.80	$1.28	$1.38	$1.86

Fiscal 2004
Basic earnings	$0.00	$0.32	$0.43	$0.75

Diluted earnings	$0.00	$0.31	$0.42	$0.73

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding (in millions)
Fiscal 2005
Basic	23.5	24.1	24.4	24.7
Diluted	24.5	25.1	25.4	25.6
Fiscal 2004
Basic	22.3	22.4	22.6	22.8
Diluted	22.3	23.3	23.6	23.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management’s Report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K and is incorporated herein by reference. The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required as to directors is incorporated herein by reference to the fiscal 2005 definitive Proxy Statement under the caption “Election of Directors.”

Information concerning Carpenter’s executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2005 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the fiscal 2005 definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13.	Certain Relationships and Related Transactions

Not applicable

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2005 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report:

(1)	The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. “Financial Statements and Supplementary Data:”):

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

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors of Carpenter Technology Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated August 30, 2005, appearing herein also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Pricewaterhouse Coopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 30, 2005

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

Date: September 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert J. Torcolini Robert J. Torcolini	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2005

/s/ Terrence E. Geremski Terrence E. Geremski	Senior Vice President – Finance & Chief Financial Officer (Principal Financial Officer)	September 9, 2005

/s/ Richard L. Simons Richard L. Simons	Vice President and Corporate Controller (Principal Accounting Officer)	September 9, 2005

* Carl G. Anderson, Jr.	Director	September 9, 2005

* J. Michael Fitzpatrick	Director	September 9, 2005

* Marillyn A. Hewson	Director	September 9, 2005

* Martin Inglis	Director	September 9, 2005

* Gregory A. Pratt	Director	September 9, 2005

* Peter N. Stephans	Director	September 9, 2005

* Kathryn C. Turner	Director	September 9, 2005

* Stephen M. Ward, Jr.	Director	September 9, 2005

Original Powers of Attorney authorizing David A. Christiansen or Terrence E. Geremski to sign this Report on behalf of: Carl G. Anderson, Jr., J. Michael Fitzpatrick, Marillyn A. Hewson, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Robert J. Torcolini, Kathryn C. Turner and Stephen M. Ward, Jr. are being filed with the Securities and Exchange Commission.

*By	/s/ David A. Christiansen
David A. Christiansen
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C Additions		Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2005
Allowance for doubtful accounts receivable	$3.6	$1.5	$—	$(0.3)	$4.8

Deferred tax valuation allowance	$23.5	$—	$—	$(2.8)	$20.7

Year ended June 30, 2004
Allowance for doubtful accounts receivable	$3.2	$1.3	$—	$(0.9)	$3.6

Deferred tax valuation allowance	$18.6	$4.9	$—	$—	$23.5

Year ended June 30, 2003
Allowance for doubtful accounts receivable	$2.6	$1.6	$—	$(1.0)	$3.2

Deferred tax valuation allowance	$13.5	$5.1	$—	$—	$18.6

EXHIBIT INDEX

Exhibit No.		Title	Page
3.		Articles of Incorporation and By-Laws

	(A)	Restated Certificate of Incorporation dated October 26, 1998 is attached as an Exhibit to this Annual Report on Form 10-K.

	(B)	By-Laws, amended as of June 24, 2004 are attached as an Exhibit to this Annual Report on Form 10-K.

4.		Instruments Defining Rights of Security Holders, Including Indentures

	(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

	(B)	Rights Agreement relating to Rights distributed to holders of Carpenter’s Stock, amended as of June 12, 2000, is incorporated herein by reference to Exhibit 4(B) of Carpenter’s 2001 Annual Report on Form 10-K filed September 24, 2001.

	(C)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

	(D)	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

	(E)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 (File No. 33-51613) filed January 6, 1994.

	(F)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

	(G)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

	(H)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

	(I)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

	(J)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

	(K)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

10.		Material Contracts

	(A)	Agreement and Plan of Merger dated January 6, 1997, by and among Dynamet Incorporated, Stockholders of Dynamet Incorporated and Carpenter is incorporated herein by reference to Exhibit 10(A) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002.

	(B)	Supplemental Retirement Plan for Executive Officers, amended as of January 1, 2004, is incorporated herein by reference to Exhibit 10(B) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

(C)	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s 2001 Annual Report on Form 10-K filed September 24, 2001.

(D)	Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended as of January 1, 2005, is incorporated herein by reference to Exhibit 99.1 of Carpenter’s Form 8-K dated August 17, 2005.

(E)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, amended as of January 1, 2005, is incorporated herein by reference to Exhibit 99.1 of Carpenter’s Form 8-K dated August 17, 2005.

(F)	Executive Annual Compensation Plan, amended as of July 1, 2002 is incorporated herein by reference to Exhibit 10(G) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002.

(G)	Stock-Based Incentive Compensation Plan For Non-Employee Directors, amended as of October 22, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

(H)	Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of December 9, 1993, and amended as of January 1, 2004, is incorporated herein by reference to Exhibit 10(H) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

(I)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated by reference to Exhibit 10(I) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004 and the amendments thereof are attached as an Exhibit to this Annual Report on Form 10-K.

(J)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: David A. Christiansen, Terrence E. Geremski, Dennis M. Oates, Michael L. Shor, John E.Thames and Robert J. Torcolini is attached as an Exhibit to this Annual Report on Form 10-K.

(K)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, amended as of June 27, 2002, is incorporated herein by reference to Exhibit 10(L) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002.

(L)	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001, is incorporated herein by reference to Exhibit 10(M) of Carpenter’s 2001 Annual Report on Form 10-K filed September 24, 2001.

(M)	Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: David A. Christiansen, Terrence E. Geremski, Dennis M. Oates, Michael L. Shor, John E. Thames and Robert J. Torcolini is incorporated herein by reference to Exhibit 10(N) of Carpenter’s 2001 Annual Report on Form 10-K filed September 24, 2001.

(N)	Second Amendment dated August 21, 2003, to Five-Year Revolving Credit Agreement dated November 20, 2001, among Carpenter and certain of its subsidiaries as Borrowers and Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan and a number of other financial institutions as lenders is incorporated herein by reference to Exhibit 10(O) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(O)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10(O) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004 and the amendments thereof are attached as an Exhibit to this Annual Report on Form 10-K.

(P)	Five-Year Revolving Credit Agreement dated as of August 31, 2005 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association, JPMorgan Chase Bank and PNC Bank as Lenders is attached as an Exhibit to this Annual Report on Form 10-K.

(Q)	Receivables Purchase Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10(iii) of Carpenter’s Form 10-Q for the quarter ended December 31, 2001 filed February 14, 2002.

(R)	First Amendment dated November 2, 2004 to the Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp is attached as an Exhibit to this Annual Report on Form 10-K.

	(S)	Second, Third and Fourth Amendments to Receivables Purchase Agreement dated July 1, 2003, June 29, 2004 and November 2, 2004, respectively, among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association are attached as an Exhibit to this Annual Report on Form 10-K.

12.		Computations of Ratios of Earnings to Fixed Charges (unaudited)

21.		Subsidiaries of the Registrant

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