Form 10-Q
period 2005-09-30
CARPENTER TECHNOLOGY CORP
filed 2005-11-02
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 21, 2005.

Common stock, $5 par value	25,088,420
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2005 and June 30, 2005

(in millions, except share data)

	September 30 2005	June 30 2005
ASSETS
Current assets:
Cash and cash equivalents	$166.2	$163.8
Marketable securities	108.2	106.6
Accounts receivable, net	188.7	193.4
Inventories	254.3	228.6
Deferred income taxes	6.1	7.4
Other current assets	34.5	31.8

Total current assets	758.0	731.6
Property, plant and equipment, net	563.3	569.2
Prepaid pension cost	249.9	250.8
Goodwill	46.4	46.4
Trademarks and trade names, net	20.9	21.1
Other assets	33.8	34.3

Total assets	$1,672.3	$1,653.4

LIABILITIES
Current liabilities:
Accounts payable	$121.0	$133.4
Accrued liabilities	103.1	115.5
Current portion of long-term debt	0.2	0.2

Total current liabilities	224.3	249.1
Long-term debt, net of current portion	333.6	333.7
Accrued postretirement benefits	106.7	108.5
Deferred income taxes	193.0	192.5
Other liabilities	46.3	45.4

Total liabilities	903.9	929.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 306.4 and 316.8 shares at September 30, 2005 and June 30, 2005, respectively	19.0	19.7
Common stock – authorized 100,000,000 shares; issued 26,110,746 and 25,949,237 shares at September 30, 2005 and June 30, 2005, respectively	130.6	129.7
Capital in excess of par value	283.4	278.1
Reinvested earnings	390.5	354.5
Common stock in treasury (1,028,077 shares and 1,026,848 shares at September 30, 2005 and June 30, 2005, respectively), at cost	(35.9)	(35.8)
Deferred compensation	(8.4)	(9.2)
Accumulated other comprehensive loss	(10.8)	(12.8)

Total stockholders’ equity	768.4	724.2

Total liabilities and stockholders’ equity	$1,672.3	$1,653.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three months ended September 30, 2005 and 2004

(in millions, except per share data)

	Three Months Ended September 30,
	2005	2004
NET SALES	$346.0	$297.6
Cost of sales	254.3	234.2

Gross profit	91.7	63.4
Selling and administrative expenses	28.0	27.7

Operating income	63.7	35.7
Interest expense	6.0	5.8
Other income, net	(3.0)	(0.6)

Income before income taxes	60.7	30.5
Income tax expense	20.6	10.7

NET INCOME	$40.1	$19.8

EARNINGS PER COMMON SHARE:
Basic	$1.59	$0.83

Diluted	$1.54	$0.80

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.0	23.5

Diluted	25.9	24.5

Cash dividends per common share	$0.15	$0.0825

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three months ended September 30, 2005 and 2004

(in millions)

	Three Months Ended September 30
	2005	2004
Net income	$40.1	$19.8
Unrealized gain on securities classified as available-for-sale, net of less than $0.1 tax	—	0.1
Net gains on derivative instruments, net of tax of $1.5 and $0.9, respectively	2.6	3.0
Foreign currency translation (loss) gain	(0.6)	0.9

Comprehensive income	$42.1	$23.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the three months ended September 30, 2005 and 2004

(in millions)

	September 30 2005	September 30 2004
OPERATING ACTIVITIES:
Net income	$40.1	$19.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11.0	11.7
Amortization	0.6	0.9
Deferred income taxes	0.3	6.4
Net pension expense	2.7	0.6
Net loss on asset disposals	0.2	0.1
Changes in working capital and other:
Receivables	4.3	3.4
Inventories	(25.6)	(17.8)
Other current assets	0.5	(2.1)
Accounts payable	(12.4)	6.6
Accrued current liabilities	(10.1)	1.5
Other, net	(1.3)	1.0

Net cash provided from operating activities	10.3	32.1

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(5.7)	(2.5)
Proceeds from disposals of plant and equipment	0.2	—
Purchases of marketable securities	(73.9)	(41.5)
Sales of marketable securities	72.3	8.1

Net cash used for investing activities	(7.1)	(35.9)

FINANCING ACTIVITIES:
Net change in short-term debt	—	(0.5)
Dividends paid	(4.1)	(2.3)
Proceeds from issuance of common stock	3.1	21.1

Net cash (used for) provided from financing activities	(1.0)	18.3

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.7)

INCREASE IN CASH AND CASH EQUIVALENTS	2.4	13.8
Cash and cash equivalents at beginning of period	163.8	76.6

Cash and cash equivalents at end of period	$166.2	$90.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. The June 30, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2005 Annual Report on Form 10-K.

Certain reclassifications have been made to the consolidated statement of cash flows for the three months ended September 30, 2004 to conform to the current year presentation. We now report purchases and sales of auction rate securities as a component of purchases or sales of marketable securities within cash used in financing activities. These reclassifications had no effect on the results of operations or stockholder’s equity.

Share-Based Compensation

As of September 30, 2005, Carpenter has two share-based employee compensation plans, which are described in detail in Note 16 of Carpenter’s fiscal year 2005 Annual Report on Form 10-K. Beginning July 1, 2005, Carpenter adopted revised FASB Statement No. 123R “Share Based Payment” (FASB 123R) using the modified prospective method. The adoption of FASB 123R had no material effect on operating income, income before taxes, net income, cash flows from operating activities, cash used for financing activities, basic earnings per share or diluted earnings per share. The compensation cost charged against income for the three months ended September 30, 2005 was less than $0.1 million.

For the three months ended September 30, 2004, Carpenter accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

No. 123, “Accounting for Stock-Based Compensation”, to share-based employee compensation, for the three months ended September 30, 2004.

(in millions, except per share data)	Three Months Ended September 30 2004
Net income as reported	$19.8
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.1)

Pro forma net income	$19.7

Earnings per share:
Basic – as reported	$0.83

Basic – pro forma	$0.82

Diluted – as reported	$0.80

Diluted – pro forma	$0.79

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

On May 10, 2005 and August 19, 2005, the Treasury Department and Internal Revenue Service released additional technical guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary reduced tax rate available under the American Jobs Creation Act of 2004. Management has obtained the Chief Executive Officer and Board of Directors approval of the required domestic reinvestment plan at the Board’s October 24, 2005 meeting. Management has developed specific plans to repatriate up to $13.5 million of unremitted earnings of foreign subsidiaries during the second fiscal quarter of 2006 resulting in a corresponding tax provision expense of up to $1.0 million. Management will continue to evaluate the potential of repatriating additional unremitted foreign earnings of foreign subsidiaries during the remainder of the year.

The Act also phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for computing taxable profits from the sale of product manufactured in the United States over a transition period beginning with the first fiscal quarter of 2006. The expected tax benefits realized from this new tax legislation will be substantially equivalent to the benefits realized under the ETI exclusion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2.	Earnings Per Common Share

The calculations of earnings per share for the three months ended September 30, 2005 and 2004 are shown below.

(in millions, except per share data)	Three Months Ended September 30
	2005	2004
Basic:
Net income	$40.1	$19.8
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)

Earnings available for common stockholders	$39.7	$19.4

Weighted average number of common shares outstanding	25.0	23.5

Basic earnings per common share	$1.59	$0.83

Diluted:
Net income	$40.1	$19.8
Assumed shortfall between common and preferred dividend	(0.2)	(0.3)

Earnings available for common stockholders	$39.9	$19.5

Weighted average number of common shares outstanding	25.0	23.5
Assumed conversion of preferred shares	0.6	0.7
Effect of shares issuable under stock option plans	0.2	0.3

Adjusted weighted average common shares	25.9	24.5

Diluted earnings per common share	$1.54	$0.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of September 30, 2005 and June 30, 2005. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of September 30, 2005 and June 30, 2005.

September 30, 2005

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$40.5	$49.3	$18.5	$108.3
Unrealized losses	—	(0.1)	—	(0.1)

Estimated fair value	$40.5	$49.2	$18.5	$108.2

Due in one year or less	$35.9	$49.2	$18.5	$103.6
Due in one through three years	4.6	—	—	4.6

	$40.5	$49.2	$18.5	$108.2

June 30, 2005

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$19.9	$56.5	$30.4	$106.8
Unrealized losses	(0.1)	(0.1)	—	(0.2)

Estimated fair value	$19.8	$56.4	$30.4	$106.6

Due in one year or less	$13.2	$56.4	$30.4	$100.0
Due in one through three years	6.6	—	—	6.6

	$19.8	$56.4	$30.4	$106.6

For the three months ended September 30, 2005, proceeds from sales of marketable securities were $72.3 million. Realized losses on these sales were less than $0.1 million. For the three months ended September 30, 2004, proceeds from sales of marketable securities were $8.1 million. Realized losses on these sales were less than $0.1 million.

4.	Inventories

(in millions)	September 30 2005	June 30 2005
Raw materials and supplies	$41.4	$32.8
Work in process	144.1	130.4
Finished and purchased products	68.8	65.4

Total inventory	$254.3	$228.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

5.	Accrued Liabilities

(in millions)	September 30 2005	June 30 2005
Income taxes	$30.2	$18.4
Employee benefits	25.3	25.5
Compensation	16.5	39.6
Interest	7.6	5.6
Taxes, other than income	4.9	4.3
Deferred revenue	1.7	1.5
Environmental costs	1.3	1.3
Dividend payable	1.2	0.8
Professional fees	1.0	1.6
Other	13.4	16.9

	$103.1	$115.5

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months ended September 30, 2005 and 2004 are as follows:

Three months ended September 30: (in millions)	Pension Plans		Other Postretirement Plans
	2005	2004	2005	2004
Service cost	$4.6	$3.7	$0.7	$0.6
Interest cost	10.0	10.4	2.7	2.8
Expected return on plan assets	(16.3)	(15.9)	(1.5)	(0.9)
Amortization of net loss	3.0	1.0	1.3	0.7
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net expense (income)	$1.5	$(0.6)	$1.2	$1.2

Three months ended September 30: (in millions)	Pension Plans		Other Postretirement Plans
	2005	2004	2005	2004
Classified as:
Cost of sales	$0.8	$(0.8)	$0.9	$1.0
Selling and administrative expenses	0.7	0.2	0.3	0.2

Net expense (income)	$1.5	$(0.6)	$1.2	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7.	Contingencies

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three months ended September 30, 2005. During the three months ended September 30, 2004 a total of $0.3 million was accrued relating to one site. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2005 was $6.1 million. The estimated range at September 30, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.1 million and $10.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of September 30, 2005, there is approximately $2.0 million recorded related to these indemnifications.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

8.	Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”). Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345 percent note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At September 30, 2005, the ESOP held 306.4 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At September 30, 2005 and June 30, 2005, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual price at September 30, 2005 and June 30, 2005 was greater than the guaranteed price per share.

9.	Other Income

Other (income) expense, net consists of the following:

(in millions)	Three months ended
	September 30 2005	September 30 2004
Interest income	$(2.3)	$(0.7)
Foreign exchange (gain) loss	(0.4)	0.5
Increase in equity in minority interests	(0.2)	(0.3)
Other	(0.1)	(0.1)

	$(3.0)	$(0.6)

10.	Business Segments

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

On a consolidated basis, sales were not materially dependent on a single customer or a small group of customers. Approximately 18 percent of the Engineered Products sales were to one customer for the three months ended September 30, 2005. Of the total sales of the Engineered Products segment for the three months ended September 30, 2004, approximately 19 percent of sales were to one customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

The service cost component of Carpenter’s pre-tax net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual pre-tax net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals”.

Corporate assets are primarily domestic cash and cash equivalents, marketable securities and prepaid pension cost.

(in millions)	Three Months Ended September 30
	2005	2004
Net sales:
Specialty Metals	$321.3	$267.0
Engineered Products	25.1	31.2
Intersegment	(0.4)	(0.6)

Consolidated net sales	$346.0	$297.6

Operating income:
Specialty Metals	$61.0	$32.8
Engineered Products	5.2	4.6
Corporate costs	(5.1)	(5.1)
Pension earnings, interest & deferrals	2.6	3.7
Intersegment	—	(0.3)

Consolidated operating income	$63.7	$35.7

(in millions)	September 30, 2005	June 30, 2005
Total assets:
Specialty Metals	$1,079.3	$1,033.8
Engineered Products	67.5	70.7
Corporate assets	525.5	548.9

Consolidated total assets	$1,672.3	$1,653.4

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004:

Operating Performance Overview

For the first fiscal quarter ended September 30, 2005, we reported net income of $40.1 million or $1.54 per diluted share. This was a 103 percent increase over net income for the same period a year ago. Our results reflected robust conditions in the aerospace market, increased sales of higher value materials and the benefits of the company’s continued focus on lean and variation reduction.

Net sales

Net sales for the three months ended September 30, 2005 were $346.0 million, which was a 16 percent increase over the same period a year ago. The increase was primarily due to higher base selling prices and to a lesser extent, surcharges and product mix. Excluding surcharge revenue, sales increased 15 percent from the first quarter a year ago.

Sales of our special alloys increased 19 percent from a year ago to $142 million, which is our second highest quarterly sales amount ever achieved. The sales level for special alloys was driven by strong demand from the aerospace market, higher base selling prices and surcharges.

Our stainless steel sales were $127 million or 7 percent above the first quarter a year ago. A better product mix, higher base prices and surcharges were the primary drivers of the increase. Our strategy not to pursue lower margin business as well as reduced sales to the automotive and consumer markets resulted in lower shipments which moderated sales growth in the quarter.

Sales of our titanium alloys increased 67 percent from a year ago to $38 million, a quarterly record. Our titanium business benefited from strong demand from the aerospace and medical markets, increased selling prices and the effect of significantly higher titanium material costs.

Sales of ceramic and other materials increased 5 percent from the first quarter a year ago to $25 million. The improvement is primarily attributable to increased demand from the power generation market for ceramic cores used in the casting of turbine blades and diesel engine fuel injectors for trucks.

In terms of end-use markets, sales to the aerospace market increased 48 percent from the same quarter a year ago to $114 million. This marked the seventh consecutive quarter of increased sales to that market and was a record for any quarter. The increase reflected strong demand for premium alloys and ceramics used in the manufacture of jet engines and titanium used in the manufacture of structural components.

Sales to the medical market of $31 million were 51 percent above a year ago and were also a record for any quarter. The increased level reflected growth with key customers, international sales growth of our special alloys and titanium materials and pricing actions.

Power generation market sales decreased 3 percent. However, excluding the sales of a business divested during the fourth quarter of the prior fiscal year, power generation market sales increased 27 percent from the first quarter a year ago. Pricing actions, surcharges and increased demand from maintenance activity on industrial gas turbines were the primary contributors to the increase.

Sales to the automotive market, including medium and heavy trucks, were $43 million or 8 percent above the first quarter a year ago. The increase primarily reflected higher sales of ceramic materials used in engine components for trucks, base price actions and surcharges. The sales growth was tempered by reduced shipments of specialty and stainless alloys.

Industrial sector sales, which include materials used in equipment and other capital goods applications, increased 4 percent from the first quarter a year ago to $89 million. The increase reflected higher base prices, surcharges and the sale of higher value materials. The increase was partially offset by lower shipments and the intentional reduction of marginally profitable products.

Sales to the consumer market of $47 million decreased 9 percent from a year ago. Reduced sales of materials used in consumer durable goods and reduced shipments of marginally profitable products accounted for a majority of the change.

Geographically, sales outside the United States increased 27 percent from a year ago and represented 30 percent of first quarter sales. In the recent first quarter, sales outside the United States benefited from strength in the European aerospace and medical markets.

Gross profit

Our gross profit in the first quarter increased to $91.7 million or 26.5 percent of sales from $63.4 million or 21.3 percent of sales in the same quarter a year ago. In the first quarter a year ago, gross profit reflected net pension expense of $0.2 million or 0.1 percent of sales. Gross profit in the recent first quarter included net pension expense of $1.7 million or 0.5 percent of sales.

The gross profit improvement reflected a better product mix due to increased sales of higher value materials, most notably to the aerospace, medical, and power generation markets, and higher base prices. Margins also benefited from lean initiatives, variation reduction and the intentional reduction in sales of marginally profitable products.

Selling and administrative expenses

Selling and administrative expenses of $28.0 million were 8.1 percent of sales compared to $27.7 million or 9.3 percent of sales in the same quarter a year ago. Selling and administrative expenses included pension and retiree medical expenses of $1.0 million in the current first quarter versus $0.4 million in the same quarter a year ago.

Interest expense

Interest expense increased slightly to $6.0 million from $5.8 million a year ago. The increase was primarily due to a larger mix of floating rate debt a year ago, which reflected a lower interest rate environment at that time.

Other income

Other income of $3.0 million increased from $0.6 million in the first quarter a year ago. Increased interest income from invested cash and foreign exchange gains were the primary contributors to the change.

Income taxes

The effective tax rate for the three months ended September 30, 2005, was 33.9 percent compared to 35.1 percent for the same period a year ago. The decrease in the effective rate is primarily due to a current year reduction in a valuation allowance related to a tax loss carryforward in a foreign subsidiary.

Net Pension Expense:

In the first quarter of fiscal 2006, we had net pension expense of $2.7 million, which was partially offset by the favorable tax effects of Medicare Part D. As a result, our net pension expense for the first fiscal quarter was $0.06 per diluted share. This compares to net pension expense of $0.6 million or less than $0.01 per diluted share for the same quarter a year ago. The increase in the net pension expense in the current fiscal quarter from a year ago primarily resulted from a decrease in the discount rate from 6.25 percent to 5.00 percent. The net pension expense is actuarially determined as of each June 30 and typically held constant throughout the fiscal year. The following table shows our classifications of net pension expense (income) on the consolidated income statement for the three months ended September 30, 2005 and 2004.

(in millions)	Pension Plans		Other Postretirement Plans		Total
	2005	2004	2005	2004	2005	2004
Classified as:
Cost of sales	$0.8	$(0.8)	$0.9	$1.0	$1.7	$0.2
Selling and administrative expense	0.7	0.2	0.3	0.2	1.0	0.4

Total net pension expense (income)	$1.5	$(0.6)	$1.2	$1.2	$2.7	$0.6

Our defined benefit pension plan remains well funded, as measured under ERISA rules, and as in prior years, we are not required to make a cash contribution to the plan.

Business Segment Results:

Specialty Metals Segment

Net sales for the quarter ended September 30, 2005 for the Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP) business units were $321.3 million, compared to $267.0 million in the same quarter a year ago.

SAO sales increased 16 percent from the same quarter a year ago. The increase was due primarily to pricing actions, increased demand of higher value materials from the aerospace and medical markets and surcharges. The increase was tempered by a 16 percent decline in shipments from a year ago. Most of the decline was the result of our decision not to pursue the sale of marginally profitable products. A large portion of these products are more generic and are sold into the independent metals distribution market, which is typically more price sensitive. In addition, we experienced reduced demand from the automotive and consumer markets.

Dynamet’s first quarter sales increased 59 percent from a year ago primarily due to robust demand from the aerospace and medical markets, which resulted in a 25 percent increase in shipments. The remainder of the increased sales reflected higher selling prices driven primarily by a significant rise in titanium material costs and, to a lesser extent, the mix of product sold. CPP’s sales were 45 percent higher than a year ago due to sales growth in Europe and Asia, market share gains and higher selling prices.

Operating income for the Specialty Metals segment was $61.0 million, compared to $32.8 million a year ago. The increase in operating income reflected the effects of increased shipments of higher value materials, higher base prices and continued operational improvements through lean and variation reduction.

Engineered Products Segment

Net sales for this segment, which includes sales of ceramic and fabricated metal components were $25.1 million, compared to $31.2 million a year ago. Last year’s first quarter included $7.4 million in sales from a business that was divested in the fourth quarter of fiscal 2005.

Operating income for the Engineered Products segment increased to $5.2 million in the first quarter from $4.6 million in the same quarter a year ago. The divested business had a negligible impact on operating income in the quarter a year ago. Operating income benefited from higher sales driven by strong demand for ceramic cores used in the investment casting of turbine blades for the power generation market and diesel engine fuel injectors for the truck market. In addition, operating income further benefited from increased base selling prices and better operating efficiencies from lean and variation reduction.

Cash Flow and Financial Condition:

We have maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Cash provided from operating activities was $10.3 million for the recent quarter. For the same period last year, cash provided from operating activities was $32.1 million. The decrease in cash from operations primarily reflected an increase in inventories needed to support future sales, and reductions in accounts payable and accrued liabilities. Inventories of $254.3 million were $51.2 million higher than a year ago mainly due to the increased level of orders for higher value aerospace, medical and power generation materials, many of which have longer throughput times.

Capital expenditures for plant, equipment and software were $5.7 million for the current first quarter versus $2.5 million for the same period a year ago. Dividends were $4.1 million this year compared to $2.3 million last year. During the first quarter of fiscal 2006, our free cash flow was $0.7 million versus $27.3 million for the same period a year ago.

Cash provided from financing activities in the current fiscal quarter included $3.1 million provided from the exercise of 140,780 shares of stock options. In the same period a year ago, $21.1 million was provided from the exercise of 816,985 shares of stock options.

Total debt, net of cash and marketable securities, was reduced to $59.4 million at September 30, 2005 or 7.2 percent of capital. This net debt level is $4.1 million lower than at the end of fiscal 2005. Cash and marketable securities at September 30, 2005 were $274.4 million versus $270.4 million at June 30, 2005.

We believe that our current financial resources, both from internal and external sources, will be more than adequate to meet our foreseeable needs. At the end of the first quarter, we had approximately $185.0 million available under our credit facilities.

Non-GAAP Selected Financial Measures:

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

FREE CASH FLOW (in millions)	Three Months Ended September 30
	2005	2004

Net cash provided from operations	$10.3	$32.1
Purchases of plant, equipment and software	(5.7)	(2.5)
Proceeds from disposals of plant & equipment	0.2	—
Dividends paid	(4.1)	(2.3)

Free cash flow	$0.7	$27.3

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash for the repayment of debt when economically feasible, or for other general corporate purposes.

Net cash provided from operations includes the addition of depreciation and amortization to net income. The level of purchases of property, equipment and software was considerably lower than the level of depreciation and amortization in fiscal years 2002 through 2005, due primarily to the relatively high level of capital expenditures in fiscal years 1997 through 2001. The current level is not expected to be indicative of future purchase levels.

NET DEBT (in millions)	September 30 2005	June 30 2005
Current portion of long-term debt	$0.2	$0.2
Long-term debt, net of current portion	333.6	333.7

Total debt	333.8	333.9
Cash	(166.2)	(163.8)
Marketable securities	(108.2)	(106.6)

Net debt	$59.4	$63.5

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash can be used for debt repayment, if appropriate.

	Three months ended
NET PENSION EXPENSE (in millions)	September 30 2005	September 30 2004
Pension plan expense (income)	$1.5	$(0.6)
Other postretirement plan expense	1.2	1.2

Pre-tax net pension expense	2.7	0.6
Income tax benefit	(1.2)	(0.5)

Net pension expense	$1.5	$0.1

Net pension expense per share	$0.06	$0.00

Weighted average diluted common shares	25.9	24.5

Management believes that grouping these retirement benefits together, and discussing changes in this volatile net expense is helpful in analyzing the operational performance of the company.

Contingencies:

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three months ended September 30, 2005. During the three months ended September 30, 2004 a total of $0.3 million was accrued related to one site. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2005 was $6.1 million. The estimated range at September 30, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.1 million and $10.5 million.

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

Other

We are also defending various claims and legal actions, and are subject to contingencies that are common to our operations including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, such costs could be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Outlook:

We continue to expect that our operating performance will show year-over-year improvements, as market conditions should remain favorable. The robust activity throughout the aerospace market is creating strong demand for our higher value materials including specialty alloys, titanium and ceramics.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2005, and the exhibits attached to that filing. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; and 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use derivative instruments to reduce certain types of financial risks. Raw material cost fluctuations for our Specialty Metals Segment are normally offset by selling price adjustments through the use of surcharge mechanisms or base price adjustments. A portion of our sales are in the form of firm price sales contracts which involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials, by entering into commodity forward contracts on a portion of our requirements, which are effective hedges of the risk.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2005 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on September 30, 2005, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

a.	On October 24, 2005, Carpenter Technology Corporation held its 2005 Annual Meeting of Stockholders.

b.	At the 2005 Annual Meeting, stockholders of Carpenter elected J. Michael Fitzpatrick, Gregory A. Pratt and Marillyn A. Hewson to be directors for three-year terms that will expire in 2008. Voting was as follows:

	For	Withheld
J. Michael Fitzpatrick	23,619,366	353,423
Gregory A. Pratt	23,632,791	339,997
Marillyn A. Hewson	23,613,166	359,622

The following are the other directors whose terms continued following the 2005 Annual Meeting: Carl G. Anderson, Jr., I. Martin Inglis, Peter N. Stephens, Robert J. Torcolini, Kathryn C. Turner and Stephen M. Ward, Jr.

c.	Stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for Carpenter for fiscal year 2006. The voting on this matter was as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP	23,436,958	508,805	27,024

Item 6.	Exhibits

3.	Articles of Incorporation and By-Laws

	(A)	Restated Certificate of Incorporation dated October 26, 1998 is hereby incorporated by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

	(B)	By-Laws, amended as of June 24, 2004 are hereby incorporated by reference to Exhibit 3(B) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

4.	Instruments Defining Rights of Security Holders, Including Indentures

	(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

	(B)	Rights Agreement relating to Rights distributed to holders of Carpenter’s Stock, amended as of June 12, 2000, is incorporated herein by reference to Exhibit 4(B) of Carpenter’s 2001 Annual Report on Form 10-K filed September 24, 2001.

	(C)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

	(D)	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

	(E)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 (File No. 33-51613) filed January 6, 1994.

	(F)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

	(G)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

(H)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

(I)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(J)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(K)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

31.1	Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2	Section 302 Certification of the Senior Vice President – Finance and Chief Financial Officer

32.	Section 906 Certification

Items 2, 3 and 5 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: November 2, 2005	/s/ TERRENCE E. GEREMSKI
Terrence E. Geremski
Senior Vice President – Finance
and Chief Financial Officer