Form 10-Q
period 2005-12-31
CARPENTER TECHNOLOGY CORP
filed 2006-02-03
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 30, 2006.

Common stock, $5 par value	25,309,449
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2005 and June 30, 2005

(in millions)

	December 31 2005	June 30 2005
ASSETS
Current assets:
Cash and cash equivalents	$250.1	$163.8
Marketable securities	71.0	106.6
Accounts receivable, net	176.8	193.4
Inventories	264.8	228.6
Deferred income taxes	8.5	7.4
Other current assets	24.3	31.8

Total current assets	$795.5	$731.6
Property, plant and equipment, net	555.8	569.2
Prepaid pension cost	249.0	250.8
Goodwill	46.4	46.4
Trademarks and trade names, net	20.6	21.1
Other assets	33.7	34.3

Total assets	$1,701.0	$1,653.4

LIABILITIES
Current liabilities:
Accounts payable	$106.2	$133.4
Accrued liabilities	105.3	115.5
Current portion of long-term debt	0.2	0.2

Total current liabilities	$211.7	$249.1
Long-term debt, net of current portion	333.4	333.7
Accrued postretirement benefits	103.9	108.5
Deferred income taxes	194.9	192.5
Other liabilities	46.3	45.4

Total liabilities	$890.2	$929.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 303.8 and 316.8 shares at December 31, 2005 and June 30, 2005, respectively	$18.9	$19.7
Common stock – authorized 100,000,000 shares; issued 26,265,160 and 25,949,237 shares at December 31, 2005 and June 30, 2005, respectively	131.3	129.7
Capital in excess of par value	289.0	278.1
Reinvested earnings	429.3	354.5
Common stock in treasury (1,027,077 shares and 1,028,077 shares at December 31, 2005 and June 30, 2005, respectively), at cost	(35.9)	(35.8)
Deferred compensation	(7.3)	(9.2)
Accumulated other comprehensive loss	(14.5)	(12.8)

Total stockholders’ equity	810.8	724.2

Total liabilities and stockholders’ equity	$1,701.0	$1,653.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and six months ended December 31, 2005 and 2004

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
NET SALES	$345.7	$312.1	$691.7	$609.7
Cost of sales	251.9	237.6	506.2	471.7

Gross profit	93.8	74.5	185.5	138.0
Selling and administrative expenses	29.9	29.6	58.0	57.3

Operating income	63.9	44.9	127.5	80.7
Interest expense	5.9	5.9	11.9	11.7
Other income, net	(8.7)	(4.8)	(11.7)	(5.3)

Income before income taxes	66.7	43.8	127.3	74.3
Income tax expense	23.8	11.3	44.3	21.9

NET INCOME	$42.9	$32.5	$83.0	$52.4

EARNINGS PER COMMON SHARE:
Basic	$1.69	$1.33	$3.28	$2.17

Diluted	$1.65	$1.28	$3.19	$2.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.2	24.1	25.1	23.8

Diluted	26.0	25.1	25.9	24.8

Cash dividends per common share	$0.15	$0.10	$0.30	$0.1825

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three and six months ended December 31, 2005 and 2004

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income	$42.9	$32.5	$83.0	$52.4
Unrealized (loss) gain on securities classified as available-for-sale, net of income taxes	—	(0.2)	0.1	(0.1)
Net losses on derivative instruments, net of tax of $1.9, $5.3, $0.5 and $4.4 respectively	(3.4)	(8.8)	(0.8)	(5.8)
Foreign currency translation	(0.3)	3.4	(1.0)	4.3

Comprehensive income	$39.2	$26.9	$81.3	$50.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the six months ended December 31, 2005 and 2004

(in millions)

	December 31, 2005	December 31, 2004
OPERATING ACTIVITIES:
Net income	$83.0	$52.4
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	22.5	23.4
Amortization	1.0	2.0
Deferred income taxes	1.8	9.4
Net pension expense	5.4	1.2
Net loss on asset disposals	0.3	0.1
Changes in working capital and other:
Receivables	15.6	(4.4)
Inventories	(36.5)	(28.5)
Other current assets	4.7	(3.5)
Accounts payable	(27.0)	(14.5)
Accrued current liabilities	(6.0)	12.4
Other, net	(4.5)	2.4

Net cash provided from operating activities	60.3	52.4

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(10.2)	(4.8)
Proceeds from disposals of plant and equipment	0.2	0.2
Purchases of marketable securities	(150.3)	(65.5)
Sales of marketable securities	185.9	19.3

Net cash provided from (used for) investing activities	25.6	(50.8)

FINANCING ACTIVITIES:
Net change in short-term debt	—	(0.7)
Dividends paid	(8.2)	(5.2)
Proceeds from issuance of common stock	7.7	35.1

Net cash (used for) provided from financing activities	(0.5)	29.2

Effect of exchange rate changes on cash and cash equivalents	0.9	(3.7)

INCREASE IN CASH AND CASH EQUIVALENTS	86.3	27.1
Cash and cash equivalents at beginning of period	163.8	76.6

Cash and cash equivalents at end of period	$250.1	$103.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The June 30, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2005 Annual Report on Form 10-K.

Certain reclassifications have been made to the consolidated statement of cash flows for the six months ended December 31, 2004 to conform to the current year presentation. We now report purchases and sales of auction rate securities as a component of purchases or sales of marketable securities within cash used in financing activities. These reclassifications had no effect on the results of operations or stockholders’ equity.

Share-Based Compensation

As of December 31, 2005, Carpenter has two share-based employee compensation plans, which are described in detail in Note 16 of Carpenter’s fiscal year 2005 Annual Report on Form 10-K. Beginning July 1, 2005, Carpenter adopted revised FASB Statement No. 123R “Share Based Payment” (“FASB 123R”) using the modified prospective method. The adoption of FASB 123R had no material effect on operating income, income before taxes, net income, cash flows from operating activities, cash used for financing activities, basic earnings per share or diluted earnings per share. The compensation cost charged against income for both the three and six months ended December 31, 2005 was $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

1.	Basis of Presentation (continued)

For the three and six months ended December 31, 2004, Carpenter accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to share-based employee compensation, for the three and six months ended December 21, 2004.

(in millions, except per share data)	Three Months Ended December 31 2004	Six Months Ended December 31 2004
Net income as reported	$32.5	$52.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.1)	(0.2)

Pro forma net income	$32.4	$52.2

Earnings per share:
Basic – as reported	$1.33	$2.17

Basic – pro forma	$1.33	$2.16

Diluted – as reported	$1.28	$2.09

Diluted – pro forma	$1.28	$2.08

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The guidance requires that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB 20 “Accounting for Nonmonetary Transactions”. The guidance is effective for new arrangements entered into, and modifications for renewals of existing arrangements, beginning after March 15, 2006. The adoption of EITF 04-13 is not expected to have a material effect on the company’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2.	Earnings Per Common Share

The calculations of earnings per share for the three and six months ended December 31, 2005 and 2004 are shown below.

	Three Months Ended December 31		Six Months Ended December 31
(in millions, except per share data)	2005	2004	2005	2004
Basic:
Net income	$42.9	$32.5	$83.0	$52.4
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)	(0.8)	(0.8)

Earnings available for common stockholders	$42.5	$32.1	$82.2	$51.6

Weighted average number of common shares outstanding	25.2	24.1	25.1	23.8

Basic earnings per common share	$1.69	$1.33	$3.28	$2.17

Diluted:
Net income	$42.9	$32.5	$83.0	$52.4
Assumed shortfall between common and preferred dividend	(0.2)	(0.3)	(0.4)	(0.5)

Earnings available for common stockholders	$42.7	$32.2	$82.6	$51.9

Weighted average number of common shares outstanding	25.2	24.1	25.1	23.8
Assumed conversion of preferred shares	0.6	0.6	0.6	0.7
Effect of shares issuable under stock option plans	0.2	0.4	0.2	0.3

Adjusted weighted average common shares	26.0	25.1	25.9	24.8

Diluted earnings per common share	$1.65	$1.28	$3.19	$2.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted and estimated market prices as of December 31, 2005 and June 30, 2005. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of December 31, 2005 and June 30, 2005.

December 31, 2005

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$10.3	$47.3	$13.5	$71.1
Unrealized losses	—	(0.1)	—	(0.1)

Estimated fair value	$10.3	$47.2	$13.5	$71.0

Due in one year or less	$9.3	$45.2	$13.5	$68.0
Due in one through three years	1.0	2.0	—	3.0

	$10.3	$47.2	$13.5	$71.0

June 30, 2005

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$19.9	$56.5	$30.4	$106.8
Unrealized losses	(0.1)	(0.1)	—	(0.2)

Estimated fair value	$19.8	$56.4	$30.4	$106.6

Due in one year or less	$13.2	$56.4	$30.4	$100.0
Due in one through three years	6.6	—	—	6.6

	$19.8	$56.4	$30.4	$106.6

For the three and six months ended December 31, 2005, proceeds from sales of marketable securities were $113.5 million and $185.9 million, respectively. Realized losses on these sales were less than $0.1 million for the three months ended December 31, 2005 and $0.1 million for the six months ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

4.	Inventories

(in millions)	December 31, 2005	June 30, 2005
Raw materials and supplies	$37.6	$32.8
Work in process	153.1	130.4
Finished and purchased products	74.1	65.4

Total inventory	$264.8	$228.6

5.	Accrued Liabilities

(in millions)	December 31, 2005	June 30, 2005
Employee benefits	$26.0	$25.5
Compensation	25.7	39.6
Income taxes	25.0	18.4
Interest	5.7	5.6
Taxes, other than income	3.3	4.3
Deferred income	2.3	1.5
Environmental costs	1.6	1.3
Dividend payable	1.6	0.8
Professional services	1.1	1.6
Other	13.0	16.9

	$105.3	$115.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and six months ended December 31, 2005 and 2004 are as follows:

Three months ended December 31: (in millions)	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$4.6	$3.7	$0.7	$0.6
Interest cost	10.0	10.4	2.7	2.8
Expected return on plan assets	(16.3)	(15.9)	(1.5)	(0.9)
Amortization of net loss	3.0	1.0	1.3	0.7
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net expense (income)	$1.5	$(0.6)	$1.2	$1.2

(in millions)	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Classified as:
Cost of sales	$0.8	$(0.8)	$0.9	$1.0
Selling and administrative expenses	0.7	0.2	0.3	0.2

Net expense (income)	$1.5	$(0.6)	$1.2	$1.2

Six months ended December 31: (in millions)	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$9.2	$7.4	$1.4	$1.2
Interest cost	20.0	20.8	5.4	5.6
Expected return on plan assets	(32.6)	(31.8)	(3.0)	(1.8)
Amortization of net loss	6.0	2.0	2.6	1.4
Amortization of prior service cost (benefit)	0.4	0.4	(4.0)	(4.0)

Net expense (income)	$3.0	$(1.2)	$2.4	$2.4

(in millions)	Pension Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Classified as:
Cost of sales	$1.5	$(1.6)	$1.9	$2.0
Selling and administrative expenses	1.5	0.4	0.5	0.4

Net expense (income)	$3.0	$(1.2)	$2.4	$2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7.	Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accruals were made during the three or six months ended December 31, 2005. During the first quarter of fiscal 2005, an additional $0.3 million was accrued related to one site. No additional accruals were made during the six months ended December 31, 2005. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2005 was $6.0 million. The estimated range at December 31, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.0 million and $10.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7.	Contingencies (continued)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of December 31, 2005, there is approximately $2.0 million recorded related to these indemnifications.

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

Carpenter has a leveraged employee stock ownership plan (“ESOP”) to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345% note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At December 31, 2005, the ESOP held 303.8 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At December 31, 2005 and June 30, 2005, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual price at December 31, 2005 and June 30, 2005 was greater than the guarantee price per share.

9.	Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	Three Months Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
Continued Dumping and Subsidy Offset Act receipt	($4.8)	($3.6)	($4.8)	($3.6)
Interest income	(2.9)	(1.6)	(5.2)	(2.3)
Increase in equity in minority interests	(0.5)	(0.2)	(0.7)	(0.6)
Foreign exchange (gain) loss	(0.4)	0.5	(0.8)	1.0
Other	(0.1)	0.1	(0.2)	0.2

	($8.7)	($4.8)	($11.7)	($5.3)

10.	Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

On May 10, 2005 and August 19, 2005, the Treasury Department and Internal Revenue Service released additional technical guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary reduced tax rate available under the American Jobs Creation Act of 2004. Management obtained the Chief Executive Officer and Board of Directors’ approval of the required domestic reinvestment plan at the Board’s October 24, 2005 meeting. Under that plan, management repatriated $13.3 million of unremitted earnings of its foreign subsidiaries and recorded a $0.8 million tax provision during the second fiscal quarter of 2006. Management will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

continue to evaluate the potential of repatriating additional unremitted earnings of foreign subsidiaries during the remainder of the year.

Carpenter’s effective tax rate during the three- and six-month period ended December 31, 2004 reflects a $4.5 million reduction to the income tax provision related to a favorable tax settlement.

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

On a consolidated basis, sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three and six months ended December 31, 2005, approximately 21 percent and 20 percent of sales were to one customer, respectively. Of the total sales of the Engineered Products segment for the three and six months ended December 31, 2004, approximately 34 percent and 29 percent of sales were to two customers, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

11.	Business Segments (continued)

Corporate assets are primarily domestic cash and cash equivalents, marketable securities and prepaid pension cost.

(in millions)	Three Months Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
Net sales:
Specialty Metals	$321.0	$280.4	$642.3	$547.5
Engineered Products	25.3	32.5	50.3	63.7
Intersegment	(0.6)	(0.8)	(0.9)	(1.5)

Consolidated net sales	$345.7	$312.1	$691.7	$609.7

Operating income:
Specialty Metals	$63.2	$40.1	$124.2	$72.9
Engineered Products	4.2	6.2	9.4	10.8
Corporate costs	(6.1)	(5.0)	(11.4)	(10.1)
Pension earnings, interest & deferrals	2.6	3.7	5.2	7.4
Intersegment	—	(0.1)	0.1	(0.3)

Consolidated operating income	$63.9	$44.9	$127.5	$80.7

(in millions)	December 31, 2005	June 30, 2005
Total assets:
Specialty Metals	$1,039.4	$1,033.8
Engineered Products	70.2	70.7
Corporate assets	591.4	548.9

Consolidated total assets	$1,701.0	$1,653.4

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2005 vs. Three Months Ended December 31, 2004:

Operating Performance Overview

For the second fiscal quarter ended December 31, 2005, we reported net income of $42.9 million or $1.65 per diluted share. This was a 32 percent increase over net income for the same period a year ago. Our results reflected solid demand for our higher value materials across several key end use markets worldwide and our continued focus on lean and variation reduction.

Net sales

Net sales for the three months ended December 31, 2005 were $345.7 million, which was an 11 percent increase over the same period a year ago. Excluding surcharge revenue and a business divested in the fourth quarter of fiscal 2005, sales increased 16 percent from the second quarter a year ago.

Sales of our special alloys increased 22 percent from a year ago to $145.2 million, a record level for any quarter. The increase was driven by robust demand from the aerospace market for materials used in the manufacture of jet engine components and structural components such as landing gear. Special alloy sales also benefited from continued growth within the medical market, higher base selling prices and surcharges.

Our stainless steel sales were $120.4 million or 9 percent below the second quarter a year ago. Sales in the current second quarter were slowed by our strategy not to pursue lower margin business, inventory adjustments within certain supply channels and reduced sales to the industrial, consumer and automotive markets.

Sales of our titanium alloys increased 60 percent to $41.0 million, also a record for any quarter. Our titanium business benefited from particularly robust demand in the worldwide aerospace market, not only because of the increase in the number of aircraft being built but also the specific models being ordered. Titanium sales also benefited from growth within the domestic and foreign medical markets.

Sales of ceramic and other materials increased 12 percent from the second quarter a year ago to $25.1 million. The increase is primarily attributable to strong demand from the aerospace market for ceramic cores used in the casting of turbine blades for jet engines.

In terms of end-use markets, sales to the aerospace market increased 44 percent from the same quarter a year ago to $128.7 million. This increase marked the eighth consecutive quarter of increased sales to the aerospace market, and was a record for any quarter. The sales increase reflected strong demand for special alloys and ceramics used in the manufacture of jet engines, and titanium used in the manufacture of structural components. Demand for these materials was also driven by the significant increase in the number of aircraft being built as well as the specific models of aircraft. The new wide-body aircraft typically requires a greater use of lighter-weight materials such as titanium.

Sales to the medical market were $34.0 million, up 63 percent from a year ago, a record for any quarter. The increased sales level reflected growth with key customers in domestic and foreign markets and pricing actions.

Sales to the power generation market were $13.1 million or 27 percent lower than a year ago. However, after adjusting sales for divested business, power generation market sales increased 20 percent over the same period a year ago. Pricing actions, surcharges and increased demand from maintenance activity on industrial gas turbines were the primary contributors to the increase.

Sales to the automotive and truck markets were $40.6 million, up 1 percent from the second quarter a year ago. Solid demand from the heavy-duty truck market offset reduced automotive production levels and corresponding inventory adjustments within the supply chain.

Industrial sector sales, which include materials used in equipment and other capital goods applications, decreased 12 percent from the second quarter a year ago to $81.8 million. The drop in industrial sector sales was primarily due to the intentional reduction in the sale of marginally profitable business as well as inventory adjustments within certain supply channels.

Sales to the consumer market of $47.5 million decreased 7 percent from a year ago. Consumer market results also reflected our strategy not to pursue marginally profitable business and reduced demand from the housing and electronics markets.

Geographically, sales outside the United States increased 29 percent from a year ago and represented 31 percent of second quarter sales compared to 26 percent of sales during the same period a year ago. International sales reflected strong demand for higher value materials, particularly in the aerospace and medical markets.

Gross profit

Our gross profit in the second quarter increased to $93.8 million, or 27.1 percent of sales, from $74.5 million, or 23.9 percent of sales, in the same quarter a year ago. Gross profit in the recent second quarter included net pension expense of $1.7 million or 0.5 percent of sales. In the second quarter a year ago, gross profit reflected net pension expense of $0.2 million or 0.1 percent of sales.

The gross profit improvement reflected higher base selling prices and a richer product mix. Margins also benefited from the better operating efficiencies achieved through lean initiatives and variation reduction. The increase in gross profit was partially tempered by the effects of lower shipments to the industrial market as a result of inventory adjustments within certain supply channels and reduced shipments to the automotive, housing and electronics markets.

Selling and administrative expenses

Selling and administrative expenses of $29.9 million were 8.6 percent of sales compared to $29.6 million, or 9.5 percent of sales, in the same quarter a year ago. Selling and administrative expense included pension and retiree medical expenses of $1.0 million in the current second quarter versus $0.4 million in the same quarter a year ago.

Interest expense

Interest expense for the current second quarter of $5.9 million was unchanged from the second quarter a year ago.

Other income

Other income in the current quarter was $8.7 million compared to $4.8 million in last year’s second quarter. The increase in other income for the quarter is primarily due to increases in interest income from higher balances of invested cash, increased receipts from the “Continued Dumping and Subsidy Offset Act” and foreign exchange gains. Receipts from the “Continued Dumping and Subsidy Offset Act” were $4.8 million in the most recent second quarter compared to $3.6 million in the same period last year.

Income taxes

The effective tax rate for the three months ended December 31, 2005 was 35.7 percent compared to 25.8 percent for the same period a year ago. Included in the current second quarter was a tax charge of $0.8 million, or $0.03 per diluted share, related to the decision to repatriate $13.3 million of foreign earnings in connection with the American Jobs Creation Act of 2004. In the second quarter of fiscal 2005, we benefited from a $4.5 million, or $.18 per diluted share, favorable settlement of an outstanding tax matter.

Business Segment Results:

Specialty Metals Segment

Net sales for the current second quarter for our Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet and Carpenter Powder Products (CPP) business units were $321.0 million compared to $280.4 million in the same quarter a year ago.

SAO sales increased 11 percent from the same quarter a year ago. The increase was primarily due to strong demand for higher value materials from the aerospace market, pricing actions and surcharges. SAO volume decreased 18 percent from the same quarter a year ago. The decline reflected a strategy not to pursue marginally profitable business and inventory adjustments within certain supply channels. A large portion of these products are more generic and are sold into the independent metals distribution market, which is typically more price sensitive. In addition, SAO experienced lower demand from the consumer, industrial and automotive markets.

Dynamet’s second quarter sales increased 60 percent from a year ago. Robust demand from the aerospace market, continued growth in the domestic and foreign medical markets and higher base selling prices were principally responsible for sales growth. CPP’s sales were 13 percent higher than a year ago due to higher selling prices and increased demand from the industrial market.

Operating income for the Specialty Metals segment was $63.2 million, compared to $40.1 million for the same period a year ago. The increase in operating income reflected increased sales of higher value materials, higher base prices and continued operational improvements. The increase in operating income was partially tempered by the effects of lower shipments to the industrial market as a result of inventory adjustments within certain supply channels and reduced shipments to the automotive, housing and electronics markets.

Engineered Products Segment

Net sales for this segment, which includes sales of fabricated metal and ceramic components, were $25.3 million, compared to $32.5 million a year ago. Last year’s second quarter included $9.5 million in sales from a business that was divested in the fourth quarter of fiscal 2005. Sales in this segment increased across most major end-use markets. Certech, which produces ceramic cores used in the casting of turbine blades and diesel engine fuel injectors, experienced solid demand from the aerospace, power generation and truck markets.

In the recent second quarter, operating income for the Engineered Products segment was $4.2 million compared to $6.2 million in the second quarter for fiscal 2005. The reduction is primarily attributable to operating income from the divested business included in the second quarter of fiscal 2005.

Results of Operations – Six Months Ended December 31, 2005 vs. Six Months Ended December 31, 2004:

Operating Performance Overview

Net sales for the first six months of the current fiscal year were $691.7 million, compared with $609.7 million for the same period a year ago.

Net income for the first six months of the current fiscal year was $83.0 million, or $3.19 per diluted share, compared with net income of $52.4 million, or $2.09 per diluted share, for the same period a year ago.

Free cash flow for the first six months of fiscal 2006 was $42.1 million, compared to free cash flow of $42.6 million for the same period a year ago.

Net sales

Net sales for the first six months of the current fiscal year were $691.7 million, compared with $609.7 million for the same period a year ago. Excluding surcharge revenue and a business divested in the fourth quarter of fiscal 2005, sales increased 17 percent from the same period a year ago.

Sales of our special alloys increased 21 percent from a year ago to $288.6 million. The increase was driven by strong demand from the aerospace market, continued growth within the medical market, higher base selling prices and surcharges.

Our stainless steel sales for the first six months of fiscal 2006 were $247.5 million or 1 percent below the same period a year ago. Sales in the current year were slowed by our strategy not to pursue lower margin business and reduced sales to the industrial, consumer and automotive markets.

Sales of our titanium alloys increased 60 percent to $77.0 million for the first six months of the current fiscal year. Our titanium business benefited from robust demand from the aerospace and medical markets, and the effect of significantly higher titanium material costs, which are passed on to customers in the form of higher prices and base price increases.

Sales of ceramic and other materials for the first half of the fiscal year increased 8 percent from the same period a year ago to $50.5 million. The increase is primarily attributable to strong demand for ceramic cores used in the casting of turbine blades for use in the aerospace and power generation markets and for diesel engine fuel injectors for use in the automotive market.

In terms of end-use markets, sales to the aerospace market during the first six months of the current fiscal year increased 46 percent from the same period a year ago to $246.2 million. The sales increase reflected strong demand for premium alloys and ceramics used in the manufacture of jet engines, and titanium used in the manufacture of structural components.

Sales to the medical market were $64.9 million, up 57 percent from a year ago. The increased sales level reflected growth with key customers, international sales growth of our special alloys and titanium materials and pricing actions.

Sales to the power generation market were $31.5 million for the first six months of fiscal 2006, a decrease of 18 percent from the same period a year ago. However, after adjusting prior year sales for the divested business, power generation market sales increased 20 percent over the same period a year ago. Pricing actions, surcharges and increased demand from maintenance activity on industrial gas turbines were the primary contributors to the increase.

Sales to the automotive and truck markets for the first six months of the current fiscal year were $83.8 million, an increase of 4 percent over the same period a year ago. Solid demand from the heavy duty truck market, base price increases and surcharges offset reduced automotive production levels and corresponding inventory adjustments within the supply chain.

Industrial sector sales, which include materials used in equipment and other capital goods applications, decreased 4 percent from the first six months of fiscal year 2005 to $170.8 million. The drop in industrial sector sales was primarily due to the intentional reduction in the sale of marginally profitable business as well as inventory adjustments within certain supply channels.

Sales to the consumer market for the first six months of the current fiscal year of $94.5 million decreased 8 percent from the same period a year ago. Reduced sales of consumer durable goods and our strategy not to pursue marginally profitable business accounted for a majority of the change.

Geographically, sales outside the United States increased 28 percent during the first six months of the current fiscal year from the same period a year ago. Sales outside the United States represented 30 percent of sales for the first six months of the current fiscal year compared to 27 percent of sales during the same period a year ago. International sales reflected strong demand for higher value materials, particularly in the aerospace and medical markets.

Gross profit

Our gross profit in the six-month period increased to $185.5 million, or 26.8 percent of sales, from $138.0 million, or 22.6 percent of sales a year ago. Gross profit in the recent six-month period included net pension expense of $3.5 million or 0.5 percent of sales. Gross profit in the six-month period a year ago reflected net pension expense of $0.4 million or 0.1 percent of sales.

The gross profit improvement reflected higher base selling prices and a richer product mix. Margins also benefited from the better operating efficiencies achieved through lean initiatives and variation reduction and the intentional reduction in sales of marginally profitable products. The increase in gross profit was partially tempered by the effects of reduced shipments to the automotive, industrial, housing and electronic markets.

Selling and administrative expenses

For the first six months of fiscal 2006, selling and administrative expenses of $58.0 million were 8.4 percent of sales compared to $57.3 million, or 9.4 percent of sales, in the same period a year ago. Selling and administrative expense included pension and retiree medical expenses of $2.0 million in the current six-month period versus $0.8 million in the same period a year ago.

Interest expense

Interest expense increased slightly to $11.9 million from $11.7 million for the first six months of the current fiscal year.

Other income

Other income was $11.7 million in the current six-month period compared to $5.3 million during the same period a year ago. The current period included $5.2 million of interest income from investments compared to $2.3 million a year ago. The increase reflects higher balances of invested cash. During the first six months of the current fiscal year, we received $4.8 million under the “Continued Dumping and Subsidy Offset Act of 2000” compared to $3.6 million received last year. In addition, we benefited from $0.8 million of foreign exchange gains during the current six-month period compared to $1.0 million in losses during the same period last year.

Income taxes

The effective tax rate for the six months ended December 31, 2005 was 34.8 percent compared to 29.5 percent for the same period a year ago. Included in the current second quarter was a tax charge of $0.8 million, or $0.03 per diluted share, related to the decision to repatriate $13.3 million of foreign earnings in connection with the American Jobs Creation Act of 2004. In the first half of fiscal 2005, we benefited from a $4.5 million, or $.18 per diluted share, favorable settlement of an outstanding tax matter.

Business Segment Results:

Specialty Metals Segment

Net sales for the first six months of fiscal 2006 for our Specialty Metals segment, were $642.3 million compared to $547.5 million for the same quarter a year ago.

SAO sales increased 13 percent from the same period a year ago due to solid demand for higher value materials from the aerospace, power generation and medical markets, pricing actions and surcharges. SAO volume decreased 17 percent from the same period a year ago due to the intentional reduction in the sale of marginally profitable products and lower shipments, primarily to the industrial, consumer and automotive markets.

Dynamet’s sales increased 59 percent during the first six months of fiscal 2006 compared to the same period a year ago. Robust demand from the aerospace market, continued growth in the domestic and foreign medical markets and higher base selling prices were principally responsible for this growth. CPP’s sales were 28 percent higher than a year ago due to higher selling prices, stronger demand from the industrial market and a better product mix.

Operating income for the Specialty Metals segment was $124.2 million for the first six months of fiscal 2006 as compared to $72.9 million for the same period a year ago. The increase in operating income reflected increased sales of higher value materials, higher base prices and continued operational improvements. The increase in operating income was partially tempered by the effects of reduced shipments to the automotive, industrial, housing and electronic markets.

Engineered Products Segment

Net sales for the Engineered Products segment through the first six months of fiscal 2006 was $50.3 million as compared to $63.7 million for the same period a year ago. Sales in the first half of fiscal 2005 included $16.8 million from a business unit that was subsequently divested. This group of companies experienced increased sales to the automotive, power generation, medical and aerospace markets, and higher base selling prices.

Operating income for the Engineered Products segment was $9.4 million in the recent six-month period compared to $10.8 million in the first half of fiscal 2005. The reduction is primarily attributable to operating income from the divested business included in the first six months of fiscal 2005.

Net Pension Expense:

In the second quarter of fiscal 2006, we had net pension expense of $2.7 million, which was partially offset by the favorable tax effects of Medicare Part D. As a result, our net pension expense for the second fiscal quarter was $0.05 per diluted share. This compared to net pension expense of $0.6 million, which was partially offset by the favorable effects of Medicare Part D. This resulted in net expense of less than $0.01 per diluted share for the same quarter a year ago. For the first six months of the current fiscal year, our net pension expense of $5.4 million was partially offset by the favorable tax effects of Medicare Part D, resulting in net pension expense of $0.11 per diluted share. This compared to net pension expense of $1.2 million, which was partially offset by the favorable effects of Medicare Part D resulting in net expense of less than $0.01 per diluted share for the same period a year ago. The increase in net pension expense in the current year second quarter reflects a decrease in the discount rate from 6.25 percent to 5.00 percent. The net pension expense is actuarially determined as of each June 30 and typically held constant throughout the fiscal year. The following table shows our classifications of net pension expense (income) on the consolidated income statement for the three and six months ended December 31, 2005 and 2004.

(in millions) Three months ended December 31,	Pension Plans		Other Postretirement Plans		Total
	2005	2004	2005	2004	2005	2004
Classified as:
Cost of sales	$0.8	$(0.8)	$0.9	$1.0	$1.7	$0.2
Selling and administrative expense	0.7	0.2	0.3	0.2	1.0	0.4

Total net pension expense (income)	$1.5	$(0.6)	$1.2	$1.2	$2.7	$0.6

(in millions) Six months ended December 31,	Pension Plans		Other Postretirement Plans		Total
	2005	2004	2005	2004	2005	2004
Classified as:
Cost of sales	$1.5	$(1.6)	$1.9	$2.0	$3.4	$0.4
Selling and administrative expense	1.5	0.4	0.5	0.4	2.0	0.8

Total net pension expense (income)	$3.0	$(1.2)	$2.4	$2.4	$5.4	$1.2

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

Cash provided from operating activities was $60.3 million for the first half of fiscal 2006 compared to $52.4 million during the same period last year. The increase in cash provided primarily reflected an increase in earnings coupled with a decrease in receivables partially offset by increases in inventories and decreases in accounts payable and accrued liabilities. Inventories of $264.8 million were $49.9 million higher than a year ago mainly due to the increased level of orders for higher value aerospace, medical and power generation materials, many of which have longer throughput times.

Capital expenditures for plant, equipment and software were $10.2 million for the current six-month period compared to $4.8 million during the same period a year ago. Dividends were $8.2 million during the first six months of the current fiscal year compared to $5.2 million during the same period last year, reflecting an increase in the common dividend and a higher number of shares outstanding. During the current six month period, we paid dividends of $0.30 per common share compared to $0.1825 per common share during the same period a year ago. During the first six months of fiscal 2006, our free cash flow was $42.1 million versus $42.6 million for the same period a year ago.

Cash used for financing activities in the first half of the current fiscal year was $0.5 million and included $7.7 million provided from the exercise of 293,282 shares of stock options. For the same period a year ago, cash provided from financing activities was $29.2 million and included $35.1 million provided from the exercise of 612,101 shares of stock options.

Total debt, net of cash and marketable securities, was reduced to $12.5 million or 1.5 percent of capital at December 31, 2005. This net debt level is $51.0 million lower than at the end of fiscal year 2005. Cash and marketable securities at December 31, 2005 were $321.1 million versus $270.4 million at June 30, 2005.

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

(in millions) FREE CASH FLOW	Six Months Ended December 31
	2005	2004
Net cash provided from operating activities	$60.3	$52.4
Purchases of plant, equipment and software	(10.2)	(4.8)
Proceeds from disposals of plant & equipment	0.2	0.2
Dividends paid	(8.2)	(5.2)

Free cash flow	$42.1	$42.6

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to apply excess cash to the repayment of debt when economically feasible, or for other general corporate purposes.

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

(in millions) NET DEBT	December 31, 2005	June 30, 2005
Current portion of long-term debt	$0.2	$0.2
Long-term debt, net of current portion	333.4	333.7

Total debt	333.6	333.9
Cash	(250.1)	(163.8)
Marketable securities	(71.0)	(106.6)

Net debt	$12.5	$63.5

Management believes that the presentation of net debt provides useful information to investors regarding our financial condition because accumulated cash can be used for debt repayment, if appropriate.

NET PENSION EXPENSE (in millions)	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Pension plan expense (income)	$1.5	$(0.6)	$3.0	$(1.2)
Other postretirement plan expense	1.2	1.2	2.4	2.4

Pre-tax net pension expense	2.7	0.6	5.4	1.2
Income tax benefit	(1.3)	(0.5)	(2.6)	(1.1)

Net pension expense	$1.4	$0.1	$2.8	$0.1

Net pension expense per share	$0.05	$0.00	$0.11	$0.00

Weighted average diluted common shares	26.0	25.1	25.9	24.8

Management believes that grouping these retirement benefits together, and discussing changes in this volatile net expense is helpful in analyzing the operational performance of the company.

Contingencies:

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final methods of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accruals were made during the three or six months ended December 31, 2005. During the first quarter of fiscal 2005, an additional $0.3 million was accrued related to one site. No additional accruals were made during the six months ended December 31, 2004. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2005 was $6.0 million. The estimated range at December 31, 2005 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $6.0 million and $10.5 million.

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

Outlook:

Our continued focus on lean initiatives and variation reduction will further enhance our business model and should allow us to sustain returns above our cost of capital through all phases of a business cycle. As we look to the balance of fiscal 2006, we see continuing strength in the demand for our aerospace materials and solid growth in other key end-use markets.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2005, our Form 10-Q for the first quarter and the exhibits attached to those filings. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, power generation, automotive, industrial and consumer, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; and 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2005 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on December 31, 2005, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Voting results and a description of matters submitted to stockholders at Carpenter’s October 24, 2005 Annual Meeting of Stockholders were included in the Form 10-Q for the quarterly period ended September 30, 2005. Part II, Item 4 of Carpenter’s Form 10-Q filed November 2, 2005 is incorporated herein by reference.

Item 6.	Exhibits

3.	Articles of Incorporation and By-Laws

(A	)	Restated Certificate of Incorporation dated October 26, 1998 is hereby incorporated by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(B	)	By-Laws, amended as of June 24, 2004 are hereby incorporated by reference to Exhibit 3(B) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

4.	Instruments Defining Rights of Security Holders, Including Indentures

(A	)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

(B	)	Rights Agreement relating to Rights distributed to holders of Carpenter’s Stock, amended as of June 12, 2000, is incorporated herein by reference to Exhibit 4(B) of Carpenter’s 2001 Annual Report on Form 10-K filed September 24, 2001.

(C	)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

(D	)	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

(E	)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 (File No. 33-51613) filed January 6, 1994.

(F	)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

(G	)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

(H	)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

(I	)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(J	)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(K	)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

31.1	Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2	Section 302 Certification of the Senior Vice President – Finance and Chief Financial Officer

32.	Section 906 Certification

Items 2, 3 and 5 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: February 3, 2006	/s/ TERRENCE E. GEREMSKI
Terrence E. Geremski Senior Vice President - Finance and Chief Financial Officer