Form 10-Q
period 2006-03-31
CARPENTER TECHNOLOGY CORP
filed 2006-05-03
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 24, 2006.

Common stock, $5 par value	25,430,379
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2006 and June 30, 2005

(in millions)

	March 31 2006	June 30 2005
ASSETS
Current assets:
Cash and cash equivalents	$314.5	$163.8
Marketable securities	65.0	106.6
Accounts receivable, net	232.7	193.4
Inventories	262.1	228.6
Deferred income taxes	8.5	7.4
Other current assets	22.6	31.8

Total current assets	$905.4	$731.6

Property, plant and equipment, net	548.0	569.2
Prepaid pension cost	248.0	250.8
Goodwill	46.4	46.4
Trademarks and trade names, net	20.4	21.1
Other assets	33.5	34.3

Total assets	$1,801.7	$1,653.4

LIABILITIES
Current liabilities:
Accounts payable	$141.0	$133.4
Accrued liabilities	119.9	115.5
Current portion of long-term debt	0.2	0.2

Total current liabilities	$261.1	$249.1
Long-term debt, net of current portion	333.2	333.7
Accrued postretirement benefits	102.9	108.5
Deferred income taxes	189.3	192.5
Other liabilities	46.1	45.4

Total liabilities	$932.6	$929.2

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 294.2 and 316.8 shares at March 31, 2006 and June 30, 2005, respectively	$18.3	$19.7
Common stock – authorized 100,000,000 shares; issued 26,427,577 and 25,949,237 shares at March 31, 2006 and June 30, 2005, respectively	132.1	129.7
Capital in excess of par value	290.2	278.1
Reinvested earnings	485.9	354.5
Common stock in treasury (1,030,881 shares and 1,026,848 shares at March 31, 2006 and June 30, 2005, respectively), at cost	(36.0)	(35.8)
Deferred compensation	(5.7)	(9.2)
Accumulated other comprehensive loss	(15.7)	(12.8)

Total stockholders’ equity	869.1	724.2

Total liabilities and stockholders’ equity	$1,801.7	$1,653.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and nine months ended March 31, 2006 and 2005

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
NET SALES	$426.0	$342.1	$1,117.7	$951.8
Cost of sales	301.9	256.9	808.2	728.6

Gross profit	124.1	85.2	309.5	223.2

Selling and administrative expenses	31.8	28.6	89.7	85.9

Operating income	92.3	56.6	219.8	137.3

Interest expense	5.9	5.9	17.8	17.6
Other income, net	(4.0)	(2.4)	(15.8)	(7.7)

Income before income taxes	90.4	53.1	217.8	127.4
Income tax expense	29.6	17.8	74.0	39.8

NET INCOME	$60.8	$35.3	$143.8	$87.6

EARNINGS PER COMMON SHARE:
Basic	$2.39	$1.43	$5.67	$3.60

Diluted	$2.32	$1.38	$5.51	$3.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.3	24.4	25.2	24.0

Diluted	26.1	25.4	25.9	25.0

Cash dividends per common share	$0.15	$0.10	$0.45	$0.2825

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three and nine months ended March 31, 2006 and 2005

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$60.8	$35.3	$143.8	$87.6
Unrealized gain (loss) on securities classified as available-for-sale, net of income taxes	—	—	0.2	(0.1)
Net (losses) gain on derivative instruments, net of tax benefit (expense) of $0.8, ($1.1), $1.2 and $3.3 respectively	(1.4)	1.9	(2.3)	(3.8)
Foreign currency translation	0.2	(0.9)	(0.8)	3.4

Comprehensive income	$59.6	$36.3	$140.9	$87.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the nine months ended March 31, 2006 and 2005

(in millions)

	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES:
Net income	$143.8	$87.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	34.1	35.0
Amortization	1.4	2.8
Deferred income taxes	(3.0)	17.7
Net pension expense	8.1	1.8
Net loss on asset disposals	0.3	0.3
Changes in working capital and other:
Receivables	(40.2)	(30.3)
Inventories	(34.0)	(38.7)
Other current assets	7.2	(4.0)
Accounts payable	7.8	15.3
Accrued current liabilities	4.3	21.5
Other, net	(8.2)	(4.2)

Net cash provided from operating activities	121.6	104.8

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(13.7)	(8.8)
Proceeds from disposals of plant and equipment	0.3	0.6
Purchases of marketable securities	(271.1)	(138.8)
Sales of marketable securities	312.7	69.1

Net cash provided from (used for) investing activities	28.2	(77.9)

FINANCING ACTIVITIES:
Net change in short-term debt	—	(1.3)
Payments on long-term debt	(0.2)	—
Dividends paid	(12.4)	(7.9)
Proceeds from issuance of common stock	12.4	46.1

Net cash (used for) provided from financing activities	(0.2)	36.9

Effect of exchange rate changes on cash and cash equivalents	1.1	(2.3)

INCREASE IN CASH AND CASH EQUIVALENTS	150.7	61.5
Cash and cash equivalents at beginning of period	163.8	76.6

Cash and cash equivalents at end of period	$314.5	$138.1

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The June 30, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2005 Annual Report on Form 10-K.

Certain reclassifications have been made to the consolidated statement of cash flows for the nine months ended March 31, 2005 to conform to the current year presentation. As of June 30, 2005, we report purchases and sales of auction rate securities as a component of purchases or sales of marketable securities within cash used in financing activities. These reclassifications had no effect on the results of operations or stockholders’ equity.

Share-Based Compensation

As of March 31, 2006, Carpenter has two share-based employee compensation plans, which are described in detail in Note 16 of Carpenter’s fiscal year 2005 Annual Report on Form 10-K. There were no modifications made to these plans during the nine months ended March 31, 2006. Beginning July 1, 2005, Carpenter adopted revised FASB Statement No. 123R “Share Based Payment” (“FASB 123R”) using the modified prospective method. The adoption of FASB 123R had no material effect on operating income, income before taxes, net income, cash flows from operating activities, cash used for financing activities, basic earnings per share or diluted earnings per share. There were no options issued during the three or nine months ended March 31, 2006. Compensation cost charged against income for the three and nine months ended March 31, 2006 was $0.1 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

1. Basis of Presentation (continued)

For the three and nine months ended March 31, 2005, Carpenter accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to share-based employee compensation, for the three and nine months ended March 31, 2005.

(in millions, except per share data)	Three Months Ended March 31 2005	Nine Months Ended March 31 2005
Net income as reported	$35.3	$87.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(0.1)	(0.3)

Pro forma net income	$35.2	$87.3

Earnings per share:
Basic – as reported	$1.43	$3.60

Basic – pro forma	$1.43	$3.59

Diluted – as reported	$1.38	$3.48

Diluted – pro forma	$1.38	$3.47

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The guidance requires that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB 20 “Accounting for Nonmonetary Transactions”. The guidance was effective for new arrangements entered into, and modifications for renewals of existing arrangements, beginning after March 15, 2006. The adoption of EITF 04-13 did not have a material effect on the company’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2. Earnings Per Common Share

The calculations of earnings per share for the three and nine months ended March 31, 2006 and 2005 are shown below.

(in millions, except per share data)	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Basic:
Net income	$60.8	$35.3	$143.8	$87.6
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)	(1.1)	(1.2)

Earnings available for common stockholders	$60.4	$34.9	$142.7	$86.4

Weighted average number of common shares outstanding	25.3	24.4	25.2	24.0

Basic earnings per common share	$2.39	$1.43	$5.67	$3.60

Diluted:
Net income	$60.8	$35.3	$143.8	$87.6
Assumed shortfall between common and preferred dividend	(0.2)	(0.2)	(0.7)	(0.7)

Earnings available for common stockholders	$60.6	$35.1	$143.1	$86.9

Weighted average number of common shares outstanding	25.3	24.4	25.2	24.0
Assumed conversion of preferred shares	0.6	0.6	0.6	0.7
Effect of shares issuable under stock option plans	0.2	0.4	0.1	0.3

Adjusted weighted average common shares	26.1	25.4	25.9	25.0

Diluted earnings per common share	$2.32	$1.38	$5.51	$3.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3. Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted and estimated market prices as of March 31, 2006 and June 30, 2005. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of March 31, 2006 and June 30, 2005.

March 31, 2006

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$7.0	$39.9	$18.2	$65.1
Unrealized losses	—	(0.1)	—	(0.1)

Estimated fair market value	$7.0	$39.8	$18.2	$65.0

Due in one year or less	$7.0	$38.8	$18.2	$64.0
Due in one through three years	—	1.0	—	1.0

	$7.0	$39.8	$18.2	$65.0

June 30, 2005

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$19.9	$56.5	$30.4	$106.8
Unrealized losses	(0.1)	(0.1)	—	(0.2)

Estimated fair market value	$19.8	$56.4	$30.4	$106.6

Due in one year or less	$13.2	$56.4	$30.4	$100.0
Due in one through three years	6.6	—	—	6.6

	$19.8	$56.4	$30.4	$106.6

For the three and nine months ended March 31, 2006, proceeds from sales of marketable securities were $126.8 million and $312.7 million, respectively. Realized losses on these sales were less than $0.1 million for the three months ended March 31, 2006 and $0.1 million for the nine months ended March 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

4. Inventories

(in millions)	March 31, 2006	June 30, 2005
Raw materials and supplies	$38.0	$32.8
Work in process	152.5	130.4
Finished and purchased products	71.6	65.4

Total inventory	$262.1	$228.6

5. Accrued Liabilities

(in millions)	March 31, 2006	June 30, 2005
Compensation	$32.2	$39.6
Income taxes	30.9	18.4
Employee benefits	25.9	25.5
Interest	7.7	5.6
Taxes, other than income	2.9	4.3
Deferred income	2.0	1.5
Derivative financial instruments	1.8	—
Environmental costs	1.4	1.3
Professional services	0.8	1.6
Other	14.3	17.7

Total accrued liabilities	$119.9	$115.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

6. Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and nine months ended March 31, 2006 and 2005 are as follows:

Three months ended March 31: (in millions)	Pension Plans		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$4.6	$3.7	$0.7	$0.6
Interest cost	10.0	10.4	2.7	2.8
Expected return on plan assets	(16.3)	(15.9)	(1.5)	(0.9)
Amortization of net loss	3.0	1.0	1.3	0.7
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net expense (income)	$1.5	$(0.6)	$1.2	$1.2

(in millions)	Pension Plans		Other Postretirement Benefits
	2006	2005	2006	2005
Classified as:
Cost of sales	$0.8	$(0.7)	$0.9	$0.9
Selling and administrative expenses	0.7	0.1	0.3	0.3

Net expense (income)	$1.5	$(0.6)	$1.2	$1.2

Nine months ended March 31: (in millions)	Pension Plans		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$13.8	$11.1	$2.1	$1.7
Interest cost	30.0	31.2	8.1	8.4
Expected return on plan assets	(48.9)	(47.7)	(4.5)	(2.7)
Amortization of net loss	9.0	3.0	3.9	2.1
Amortization of prior service cost (benefit)	0.6	0.6	(6.0)	(5.9)

Net expense (income)	$4.5	$(1.8)	$3.6	$3.6

(in millions)	Pension Plans		Other Postretirement Benefits
	2006	2005	2006	2005
Classified as:
Cost of sales	$2.3	$(2.3)	$2.9	$2.9
Selling and administrative expenses	2.2	0.5	0.7	0.7

Net expense (income)	$4.5	$(1.8)	$3.6	$3.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7. Contingencies

Environmental

Carpenter is subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accruals were made during the three or nine months ended March 31, 2006. During the third quarter of fiscal 2005, an additional $0.1 million was accrued related to one site. During the nine months ended March 31, 2005, a total of $0.4 million was accrued related to two sites. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2006 was $5.8 million. The estimated range at March 31, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.8 million and $10.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7. Contingencies (continued)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. The liability recorded related to these indemnifications at March 31, 2006 was approximately $2.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

8. Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”) to assist certain employees with their future retiree medical obligations. Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345% note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At March 31, 2006, the ESOP held 294.2 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At March 31, 2006 and June 30, 2005, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual price at March 31, 2006 and June 30, 2005 was greater than the guarantee price per share.

9. Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Continued Dumping and Subsidy Offset Act receipt	$—	$(0.3)	$(4.7)	$(3.9)
Interest income	(3.5)	(1.4)	(8.8)	(3.8)
Increase in equity in minority interests	(0.4)	(0.1)	(1.2)	(0.6)
Foreign exchange (gain) loss	(0.1)	(0.5)	(0.9)	0.5
Other	—	(0.1)	(0.2)	0.1

Total other income, net	$(4.0)	$(2.4)	$(15.8)	$(7.7)

10. Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

On May 10, 2005 and August 19, 2005, the Treasury Department and Internal Revenue Service released additional technical guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary reduced tax rate available under the American Jobs Creation Act of 2004. Management obtained the Chief Executive Officer and Board of Directors’ approval of the required domestic reinvestment plan at the Board’s October 24, 2005 meeting. Under that plan, management repatriated $13.3 million of unremitted earnings of its foreign subsidiaries and recorded a $0.8 million tax provision during the second fiscal quarter of 2006. Management will continue to evaluate the potential of repatriating additional unremitted earnings of foreign subsidiaries during the remainder of the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

Carpenter’s effective tax rate during the prior nine-month period ended March 31, 2005 reflects a $4.5 million reduction to the income tax provision related to a favorable tax settlement.

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

On a consolidated basis, sales are not materially dependent on a single customer or a small group of customers. Of the total sales of the Engineered Products segment for the three and nine months ended March 31, 2006, approximately 15 percent and 11 percent of sales were to one customer, respectively. Of the total sales of the Engineered Products segment for the three and nine months ended March 31, 2005, approximately 17 percent and 18 percent of sales were to one customer, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

11. Business Segments (continued)

(in millions)	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Net sales:
Specialty Metals	$400.3	$311.1	$1,042.5	$858.6
Engineered Products	26.3	31.9	76.6	95.6
Intersegment	(0.6)	(0.9)	(1.4)	(2.4)

Consolidated net sales	$426.0	$342.1	$1,117.7	$951.8

Operating income:
Specialty Metals	$93.1	$52.6	$217.4	$125.5
Engineered Products	4.3	5.6	13.7	16.4
Corporate costs	(7.2)	(5.3)	(18.7)	(15.3)
Pension earnings, interest & deferrals	2.6	3.7	7.8	11.1
Intersegment	(0.5)	—	(0.4)	(0.4)

Consolidated operating income	$92.3	$56.6	$219.8	$137.3

(in millions)	March 31, 2006	June 30, 2005
Total assets:
Specialty Metals	$1,106.7	$1,033.8
Engineered Products	70.3	70.7
Corporate assets	624.7	548.9

Consolidated total assets	$1,801.7	$1,653.4

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005:

Operating Performance Overview

For the fiscal quarter ended March 31, 2006, we reported net income of $60.8 million, or $2.32 per diluted share. This was a 72 percent increase over net income for the same period a year ago. Our results reflected strong demand for aerospace materials, favorable conditions in most end-use markets and our continued focus on lean and variation reduction.

Net sales

Net sales for the three months ended March 31, 2006 were $426.0 million, which was a 25 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 26 percent from the third quarter a year ago. Sales in the most recent quarter benefited from increased sales of higher value materials, especially to the aerospace, medical and power generation markets, and higher base selling prices.

Sales of our specialty alloys increased 50 percent from a year ago to $201.8 million. The increase was driven by robust demand from the aerospace market for materials used in the manufacture of jet engine components and airframe structural components. Specialty alloy sales also benefited from continued growth within the power generation and energy markets as well as higher base selling prices.

Our stainless steel sales were $136.1 million, or 1 percent lower than the third quarter a year ago. In the recent third quarter, increased revenue from the sale of higher value stainless steel products and base price increases were more than offset by reduced sales to the industrial and automotive markets and our strategy not to pursue lower margin business.

Sales of our titanium alloys increased 57 percent, to $47.2 million, also a record for any quarter. The rise in sales reflected higher prices, particularly as a result of the escalation in raw material costs, a better product mix, increased demand and our continued growth in the domestic and foreign medical markets.

Sales of ceramic and other materials increased 4 percent from the third quarter a year ago, to $25.9 million. The increase is primarily attributable to solid demand from the aerospace market for ceramic cores used in the casting of turbine blades for jet engines and diesel engine fuel injectors for the heavy truck market.

In terms of end-use markets, sales to the aerospace market increased 80 percent from the same quarter a year ago to $182.0 million. The sales increase reflected strong demand for specialty alloys and titanium used in the manufacture of structural components. Demand for these materials was driven by the significant increase in the number of aircraft being built as well as the specific models of aircraft. The new wide-body aircraft typically requires a greater use of lighter-weight materials such as titanium.

Sales to the medical market were $36.1 million, up 40 percent from the same period a year ago. The increased sales level reflected a richer product mix, growth in international markets, and increased selling prices.

Sales to the power generation market were $22.8 million, or 10 percent higher than the same period a year ago. However, after adjusting sales for a divested business of $3.2 million, power generation market sales increased 30 percent over the same period a year ago. The increase reflected solid demand as a result of industrial gas turbine new build and maintenance activity and pricing actions.

Sales to the consumer market, of $54.6 million, increased 6 percent from a year ago. An increase in sales to the electronics, sporting goods and housing markets was tempered by the intentional reduction in sales of marginally profitable products.

Sales to the automotive and truck markets were $46.2 million, down 7 percent from the third quarter a year ago. An increase in sales of higher value materials for the heavy duty truck market was more than offset by lower sales of materials used in engine components and in general applications.

Industrial sector sales, which include materials used in equipment and other capital goods applications, decreased 10 percent from the third quarter a year ago to $84.3 million. Increased demand from the energy market was offset by reduced sales to capital equipment manufacturers.

Geographically, sales outside the United States increased 48 percent from a year ago. International sales represented 33 percent of third quarter sales, compared to 28 percent of sales during the same period a year ago. International sales reflected strong demand for higher value materials, particularly in the aerospace and power generation markets.

Gross profit

In the third quarter, our gross profit increased to $124.1 million, or 29.1 percent of sales, from $85.2 million, or 24.9 percent of sales, for the same quarter a year ago. Gross profit in the recent third quarter included net pension expense of $1.7 million, or 0.4 percent of sales. In the third quarter a year ago, gross profit reflected net pension expense of $0.2 million, or 0.1 percent of sales.

The gross profit improvement reflected a richer product mix, driven primarily by demand for higher value materials from the aerospace, power generation and medical markets, reduced sales of marginally profitable products and higher base selling prices. Margins also benefited from better operating efficiencies achieved through lean and variation reduction initiatives.

Selling and administrative expenses

Selling and administrative expenses of $31.8 million were 7.5 percent of sales compared to $28.6 million, or 8.4 percent of sales, in the same quarter a year ago. Selling and administrative expense included pension and retiree medical expenses of $1.0 million in the recent third quarter versus $0.4 million in the same quarter a year ago.

Interest expense

Interest expense for the recent third quarter of $5.9 million was unchanged from the third quarter a year ago.

Other income

Other income in the recent quarter was $4.0 million compared to $2.4 million in last year’s third quarter. The increase in other income was primarily due to increased interest income from higher balances of invested cash.

Income taxes

The effective tax rate for the three months ended March 31, 2006 was 32.7 percent compared to 33.5 percent for the same period a year ago.

Business Segment Results:

Specialty Metals Segment

Net sales for the recent third quarter for our Specialty Metals segment, which includes the Specialty Alloys Operations (SAO), Dynamet and Carpenter Powder Products (CPP) business units were $400.3 million, compared to $311.1 million in the same quarter a year ago.

SAO sales increased 28 percent from the same quarter a year ago. The increase was primarily due to strong demand for higher value materials from the aerospace, power generation and consumer markets, and higher base prices. SAO volume remained flat from the same quarter a year ago. Increased volumes across several key end-use markets were offset by lower shipments to the automotive and industrial markets and the reduction in the sale of marginally profitable products.

Dynamet’s third quarter sales increased 65 percent from a year ago. The increase reflected higher selling prices, particularly as a result of rising raw material costs, robust demand from the aerospace market for materials used in structural fasteners and continued growth in the domestic and international medical markets. CPP’s sales were 8 percent lower than a year ago. Increased sales to the industrial market were more than offset by reduced sales to the automotive market and the reduction in the sale of marginally profitable products.

Operating income for the Specialty Metals segment was $93.1 million, compared to $52.6 million for the same period a year ago. The increase in operating income reflected increased sales of higher value materials, higher base prices and continued operational improvements.

Engineered Products Segment

Net sales for this segment, which includes sales of fabricated metal and ceramic components, were $26.3 million, compared to $31.9 million a year ago. Last year’s third quarter included $6.2 million in sales from a business that was divested in the fourth quarter of fiscal 2005. Higher sales to the automotive, aerospace and consumer markets were the primary contributors to the increased sales. Certech, which produces ceramic cores used in the casting of turbine blades and diesel engine fuel injectors, experienced solid demand from the aerospace and truck markets.

In the recent third quarter, operating income for the Engineered Products segment was $4.3 million, compared to $5.6 million in the third quarter of fiscal 2005. The decrease was primarily attributable to lower operating income in the ceramics business and the absence of operating income from the divested business.

Results of Operations – Nine Months Ended March 31, 2006 vs. Nine Months Ended March 31, 2005:

Operating Performance Overview

Net sales for the first nine months of the recent fiscal year were $1.1 billion, compared with $951.8 million for the same period a year ago.

Net income for the first nine months of the recent fiscal year was $143.8 million, or $5.51 per diluted share, compared with net income of $87.6 million, or $3.48 per diluted share, for the same period a year ago.

Free cash flow for the first nine months of fiscal 2006 was $95.8 million, compared to free cash flow of $88.7 million for the same period a year ago.

Net sales

Net sales for the first nine months of the recent fiscal year were $1.1 billion, compared with $951.8 million for the same period a year ago. Excluding surcharge revenue and a business divested in the fourth quarter of fiscal 2005, sales increased 22 percent from the same period a year ago.

Sales of our specialty alloys increased 32 percent from a year ago to $490.4 million. The increase was driven by strong demand from the aerospace market, continued growth within the medical market, higher base selling prices and surcharges.

Our stainless steel sales for the first nine months of fiscal 2006 were $383.6 million, or 1 percent below the same period a year ago. Sales in the recent year were lower due to our strategy not to pursue lower margin business.

Sales of our titanium alloys increased 58 percent, to $124.2 million, for the first nine months of the recent fiscal year. Our titanium sales increased as a result of robust demand from the aerospace and medical markets, a better product mix, base price increases and the impact from significantly higher titanium costs.

Sales of ceramic and other materials for the first nine months of the fiscal year increased 7 percent from the same period a year ago, to $76.4 million. The increase was primarily attributable to higher demand for ceramic cores used in the casting of turbine blades for use in the aerospace and power generation markets and for diesel engine fuel injectors for use in the automotive market.

In terms of end-use markets, sales to the aerospace market during the first nine months of the recent fiscal year increased 59 percent from the same period a year ago, to $428.2 million. The sales increase reflected strong demand for premium alloys and titanium used in the manufacture of structural components.

Sales to the automotive and truck markets for the first nine months of the recent fiscal year were $130.0 million, flat compared to the same period a year ago. Solid demand from the heavy duty truck market, base price increases and surcharges offset reduced automotive production levels and corresponding inventory adjustments within the supply chain.

Sales to the medical market were $101.0 million, up 51 percent from a year ago. The higher sales level reflected international sales growth of our specialty alloys and titanium materials and pricing actions.

Sales to the power generation market were $54.3 million for the first nine months of fiscal 2006, a decrease of 8 percent from the same period a year ago. However, after adjusting prior year sales for the divested business, power generation market sales increased 24 percent over the same period a year ago. Pricing actions, surcharges and increased demand from new builds and maintenance activity on industrial gas turbines were the primary contributors to the increase.

Industrial sector sales, which include materials used in equipment and other capital goods applications, were $255.1 million through the first nine months of fiscal 2006, or 6 percent lower than the same period a year ago. The drop in industrial sector sales was primarily due to the intentional reduction in the sale of marginally profitable business as well as inventory adjustments within certain supply channels.

Sales to the consumer market for the first nine months of the recent fiscal year of $149.1 million decreased 3 percent from the same period a year ago. Reduced sales of consumer durable goods and our strategy not to pursue marginally profitable business accounted for a majority of the change.

Geographically, sales outside the United States increased 35 percent during the first nine months of the recent fiscal year from the same period a year ago. Sales outside the United States represented 31 percent of sales for the first nine months of the recent fiscal year, compared to 27 percent of sales during the same period a year ago. International sales reflected strong demand for higher value materials, particularly in the aerospace and medical markets.

Gross profit

Our gross profit in the nine-month period increased to $309.5 million, or 27.7 percent of sales, from $223.2 million, or 23.5 percent of sales for the same period a year ago. Gross profit in the recent nine-month period included net pension expense of $5.2 million, or 0.5 percent of sales. Gross profit in the nine-month period a year ago reflected net pension expense of $0.6 million, or 0.1 percent of sales.

The gross profit improvement reflected higher base selling prices, a richer product mix and the intentional reduction in sales of marginally profitable products. Margins also benefited from better operating efficiencies achieved through lean initiatives and variation reduction.

Selling and administrative expenses

For the first nine months of fiscal 2006, selling and administrative expenses of $89.7 million were 8.0 percent of sales, compared to $85.9 million, or 9.0 percent of sales, in the same period a year ago. Selling and administrative expense included pension and retiree medical expenses of $2.9 million in the recent nine-month period versus $1.2 million in the same period a year ago.

Interest expense

For the first nine months of the recent fiscal year, interest expense was $17.8 million as compared to $17.6 million for the same period a year ago.

Other income

Other income was $15.8 million in the recent nine-month period, compared to $7.7 million during the same period a year ago. The recent period included $8.8 million of interest income from investments, compared to $3.8 million a year ago. The increase reflected higher balances of invested cash. During the first nine months of the recent fiscal year, we received $4.7 million under the “Continued Dumping and Subsidy Offset Act of 2000”, compared to $3.9 million received last year. In addition, we benefited from $0.9 million of foreign exchange gains during the recent nine-month period, compared to $0.5 million in losses during the same period last year.

Income taxes

The effective tax rate for the nine months ended March 31, 2006 was 34.0 percent, compared to 31.2 percent for the same period a year ago. Included in the first nine months of fiscal 2006 was a tax charge of $0.8 million, or $0.03 per diluted share, related to the decision to repatriate $13.3 million of foreign earnings in connection with the American Jobs Creation Act of 2004. In the first nine months of fiscal 2005, we benefited from a $4.5 million favorable settlement of an outstanding tax matter.

Business Segment Results:

Specialty Metals Segment

Net sales for the first nine months of fiscal 2006 for our Specialty Metals segment, were $1.0 billion, compared to $858.6 million for the same quarter a year ago.

SAO sales increased 19 percent from the same period a year ago due to solid demand for higher value materials from the aerospace, power generation and medical markets and pricing actions. SAO volume decreased 12 percent from the same period a year ago due to the intentional reduction in the sale of marginally profitable products and lower shipments to the industrial, consumer and automotive markets.

Dynamet’s sales increased 61 percent during the first nine months of fiscal 2006 compared to the same period a year ago. Robust demand from the aerospace market, continued growth in the domestic and foreign medical markets and higher base selling prices were principally responsible for this growth. CPP’s sales were 13 percent higher than a year ago due to higher selling prices, stronger demand from the industrial market and a better product mix.

Operating income for the Specialty Metals segment was $217.4 million for the first nine months of fiscal 2006, as compared to $125.5 million for the same period a year ago. The increase in operating income reflected increased sales of higher value materials, higher base prices and continued operational improvements.

Engineered Products Segment

Net sales for the Engineered Products segment through the first nine months of fiscal 2006 was $76.6 million as compared to $95.6 million for the same period a year ago. Sales in the first nine months of fiscal 2005 included $23.1 million from a business unit that was subsequently divested. This group of companies experienced increased sales to the automotive, aerospace, and power generation markets, and higher base selling prices.

Operating income for the Engineered Products segment was $13.7 million in the recent nine-month period compared to $16.4 million in the first nine months of fiscal 2005. The reduction was primarily attributable to operating income from the divested business included in the first nine months of fiscal 2005.

Net Pension Expense:

In the third quarter of fiscal 2006, we had pre-tax net pension expense of $2.7 million, which was partially offset by the favorable tax effects of Medicare Part D. As a result, our net pension expense for the third fiscal quarter was $0.06 per diluted share. This compared to pre-tax net pension expense of $0.6 million, which was partially offset by the favorable effects of Medicare Part D, resulting in net expense of less than $0.01 per diluted share for the same quarter a year ago.

For the first nine months of the recent fiscal year, our pre-tax net pension expense of $8.1 million was partially offset by the favorable tax effects of Medicare Part D, resulting in net pension expense of $0.17 per diluted share. This compared to pre-tax net pension expense of $1.8 million, which was partially offset by the favorable effects of Medicare Part D resulting in net expense of $0.01 per diluted share for the same period a year ago. The increase in net pension expense in the recent year reflects a decrease in the discount rate from 6.25 percent to 5.00 percent. The net pension expense is actuarially determined as of each June 30 and typically held constant throughout the fiscal year. The following table shows our classifications of net pension expense (income) on the consolidated income statement for the three and nine months ended March 31, 2006 and 2005.

(in millions)	Pension Plans		Other Postretirement Plans		Total
	2006	2005	2006	2005	2006	2005
Three months ended March 31,
Classified as:
Cost of sales	$0.8	$(0.7)	$0.9	$0.9	$1.7	$0.2
Selling and administrative expense	0.7	0.1	0.3	0.3	1.0	0.4

Total net pension expense (income)	$1.5	$(0.6)	$1.2	$1.2	$2.7	$0.6

(in millions)	Pension Plans		Other Postretirement Plans		Total
	2006	2005	2006	2005	2006	2005
Nine months ended March 31,
Classified as:
Cost of sales	$2.3	$(2.3)	$2.9	$2.9	$5.2	$0.6
Selling and administrative expense	2.2	0.5	0.7	0.7	2.9	1.2

Total net pension expense (income)	$4.5	$(1.8)	$3.6	$3.6	$8.1	$1.8

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

Cash provided from operating activities was $121.6 million for the first nine months of fiscal 2006, compared to $104.8 million during the same period last year. The increase in cash primarily reflected an increase in earnings partially offset by increased working capital requirements . Inventories of $262.1 million were $37.6 million higher than a year ago mainly due to the increased level of orders for higher value aerospace, medical and power generation materials, many of which have longer throughput times.

Capital expenditures for plant, equipment and software were $13.7 million for the recent nine-month period, compared to $8.8 million during the same period a year ago. Dividends were $12.4 million during the first nine months of the recent fiscal year, compared to $7.9 million during the same period last year, reflecting an increase in the common dividend and a higher number of shares outstanding. During the recent nine month period, we paid dividends of $0.45 per common share, compared to $0.2825 per common share during the same period a year ago. During the first nine months of fiscal 2006, our free cash flow was $95.8 million versus $88.7 million for the same period a year ago.

Cash used for financing activities in the first nine months of the recent fiscal year was $0.2 million and included $12.4 million provided from the exercise of 431,000 shares of stock options. For the same period a year ago, cash provided from financing activities was $36.9 million and included $46.1 million provided from the exercise of 1,477,000 shares of stock options.

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

(in millions)	Nine Months Ended March 31
	2006	2005
FREE CASH FLOW
Net cash provided from operating activities	$121.6	$104.8
Purchases of plant, equipment and software	(13.7)	(8.8)
Proceeds from disposals of plant & equipment	0.3	0.6
Dividends paid	(12.4)	(7.9)

Free cash flow	$95.8	$88.7

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to apply excess cash to the repayment of debt when economically feasible, or for other general corporate purposes.

Net cash provided from operating activities includes the addition of depreciation and amortization to net income. The level of purchases of property, equipment and software was considerably lower than the level of depreciation and amortization in fiscal years 2002 through the current period, due primarily to the significant level of capital expenditures in fiscal years 1997 through 2001. The current level is not expected to be indicative of future purchase levels.

NET PENSION EXPENSE (in millions)	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Pension plan expense (income)	$1.5	$(0.6)	$4.5	$(1.8)
Other postretirement plan expense	1.2	1.2	3.6	3.6

Pre-tax net pension expense	2.7	0.6	8.1	1.8
Income tax benefit	(1.3)	(0.5)	(3.8)	(1.6)

Net pension expense	$1.4	$0.1	$4.3	$0.2

Net pension expense per share	$0.06	$0.00	$0.17	$0.01

Weighted average diluted common shares	26.1	25.4	25.9	25.0

Management believes that grouping these retirement benefits together, and discussing changes in this volatile net expense is helpful in analyzing the operational performance of the company.

Contingencies:

Environmental

We are subject to various stringent federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final methods of their allocation among all designated PRPs at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. No additional accruals were made during the three or nine months ended March 31, 2006. During the third quarter of fiscal 2005, an additional $0.1 million was accrued related to one site. During the nine months ended March 31, 2005 a total of $0.4 million was accrued related to two sites. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2006 was $5.8 million. The estimated range at March 31, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.8 million and $10.3 million.

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

Outlook:

As we look to the balance of fiscal 2006, we see continuing strength in the demand for our aerospace materials and solid growth in other key end-use markets. This market strength along with our continued focus on lean initiatives and variation reduction will further enhance our business model and should allow us to sustain returns above our cost of capital through all phases of a business cycle.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2005, our Forms 10-Q for the first and second quarter and the exhibits attached to those filings. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and power generation, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; and 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risks. Raw material cost fluctuations for our Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials by entering into commodity forward contracts, which are effective hedges of the risk, on our requirements under these firm sales contracts.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2005 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on March 31, 2006, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Pending legal proceedings involve ordinary routine litigation incidental to our business. There are no material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets and (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 5. Other Information

In September 2004, the United Steel Workers of America (USWA) filed a petition with the National Labor Relations Board (NLRB) seeking an election to determine if the USWA should represent, for collective bargaining, certain production and maintenance employees located at Carpenter’s Specialty Alloy Operations in Reading, Pennsylvania. The election was held November 2004 with employees electing not to be represented by the USWA. The USWA appealed the election results with the NLRB. In March 2006, we were informed by the NLRB that they found in favor of the USWA and that a new election should be held. After reviewing the alternatives, we notified the NLRB that we will appeal the ruling to the federal courts.

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

Carpenter Technology Corporation
(Registrant)

Date: May 3, 2006	/s/ Terrence E. Geremski
Terrence E. Geremski
Senior Vice President – Finance
and Chief Financial Officer