Form 10-K
period 2006-06-30
CARPENTER TECHNOLOGY CORP
filed 2006-08-29
CIK 17843

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 18, 2006, 25,520,721 shares of Common Stock of Carpenter Technology Corporation were outstanding.

The aggregate market value of Common Stock held only by non-affiliates at December 31, 2005 was $1,745,159,177, based on the closing price per share of Common Stock on that date of $70.47 as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2006 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-5.

PART I

Item 1. Business

(a)	General Development of Business:

Carpenter Technology Corporation (“Carpenter”), incorporated in 1904, is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. We made no significant changes in the form of our organization or mode of conducting business during the year ended June 30, 2006.

(b)	Financial Information About Segments:

We are organized in the following business units: Specialty Alloys Operations, Dynamet, Carpenter Powder Products, and Engineered Products. For segment reporting, the Specialty Alloys Operations, Dynamet, and Carpenter Powder Products operating segments have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics. See Note 18 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

(c)	Narrative Description of Business:

(1)	Products:

We primarily process basic raw materials such as nickel, titanium, chromium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes. We also produce certain metal powders and fabricated metal products. In addition, ceramic products are produced from various raw materials using molding, heating and other processes.

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

The amounts and percentages of our net sales contributed by our major classes of products for the last three fiscal years are summarized in the following table:

($ in millions)	2006		2005		2004
Special alloys	$703.8	45%	$515.6	39%	$369.6	37%
Stainless steels	528.1	34	531.9	40	447.8	44
Titanium products	176.3	11	112.5	9	73.4	7
Ceramics and other materials	102.2	6	98.7	8	82.9	8
Tool and other steels	57.8	4	55.5	4	43.0	4

Total net sales	$1,568.2	100%	$1,314.2	100%	$1,016.7	100%

(3)	Raw Materials:

Our Specialty Metals segment depends on continued delivery of critical raw materials for its day-to-day operations. These raw materials include nickel, ferrochrome, cobalt, molybdenum, titanium, manganese and scrap. Some of these raw materials sources, many of which are international, could be subject to potential interruptions of supply as a result of political events, labor unrest or other reasons. These potential interruptions could cause material shortages and affect availability and price.

We have long-term relationships with major suppliers who provide availability of material at competitive prices. Purchase prices of certain raw materials have historically been volatile, and have been especially volatile over the past few years. We use pricing surcharges, indexing mechanisms and base price adjustments to reduce the impact of increased costs for the most significant of these materials. There can be delays between the time of the increase in the price of raw materials and the realization of the benefits of such mechanisms or actions that could have a short-term impact on our results.

(4)	Patents and Licenses:

We own a number of United States and international patents and have granted licenses under some of them. Certain of our products are covered by patents held or owned by other companies from whom licenses have been obtained. Although these patents and licenses are believed to be of value, we do not consider our business to be materially dependent upon any single patent or patent rights.

(5)	Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our first two fiscal quarters (three months ending September 30 and December 31) are typically the lowest – principally because of annual plant vacation and maintenance shutdowns by us as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern, particularly when certain raw materials are in short supply.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2006	2005	2004
September 30	22%	23%	21%
December 31	22	24	22
March 31	27	26	28
June 30	29	27	29

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on our consolidated statement of operations. In our Engineered Products segment (see Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further segment discussion), which accounted for $102.9 million, $129.1 million and $110.0 million of our sales in fiscal years 2006, 2005 and 2004, respectively, approximately 14 percent ($14.1 million), 17 percent ($21.9 million), and 18 percent ($19.8 million) of segment sales were to one customer in fiscal 2006, 2005 and 2004, respectively. There were no other significant individual customer sales volumes during fiscal years 2006, 2005 or 2004.

(7)	Backlog:

As of June 30, 2006 we had a backlog of orders, believed to be firm, of approximately $481 million, substantially all of which is expected to be shipped within fiscal year 2007. Our backlog as of June 30, 2005 was approximately $430 million. Our backlogs have become less indicative of future sales levels due to shifting product mixes and customer ordering patterns.

(8)	Competition:

Our business is highly competitive. We supply materials to a wide variety of end-use market sectors, none of which consumes more than 40 percent of our output, and compete with various companies depending on end-use market, product or geography.

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

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Foreign governments through direct and indirect subsidies have usually supported such pricing practices. These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2005 levels at approximately 52 percent for stainless bar, 63 percent for stainless rod and 57 percent for stainless wire.

Because of the unfair trade practices and the resulting injury, we joined with other domestic producers in the filing of trade actions against foreign producers who dumped their stainless steel products into the United States. As a result of these actions, in March 1995, the U.S. Department of Commerce issued antidumping orders for the collection of dumping duties on imports of stainless bar from Brazil, India, Japan and Spain at rates ranging up to 63 percent of their value. These orders remained in effect until January 2006. The U.S. International Trade Commission (ITC) recently voted to conduct a full (sunset) review of the antidumping duty orders on imports of stainless bar from Brazil, India, Japan and Spain. This review could result in a five year extension period for the antidumping orders. New antidumping orders were issued in March 2002 against imports of stainless bar from France, Germany, Italy, Korea and the United Kingdom and will continue in effect until March 2007.

In December 1993, the U.S. Department of Commerce issued antidumping orders on imports of stainless rod from Brazil, France and India at rates ranging up to 49 percent of their value. These orders were in effect until July 2005. The ITC and U.S. Department of Commerce have initiated the second sunset review of the antidumping duty orders covering stainless steel wire rod from Brazil, France and India. Additionally, in September 1998, antidumping orders were put in place with regard to imports of stainless rod from Italy, Japan, Korea, Spain, Sweden and Taiwan at rates ranging up to 34 percent of their value. A sunset review was completed in June 2004 by the ITC recommending continuation of these orders for another five years. The ITC determined that revoking the existing antidumping duty orders on stainless steel wire rod from Italy, Japan, Korea, Spain, Sweden, and Taiwan would likely lead to continuation or recurrence of material injury within a reasonably foreseeable time. As a result of the Commission’s affirmative determinations and the Department of Commerce’s affirmative findings, the existing orders on imports of stainless steel wire rod from Italy, Japan, Korea, Spain, Sweden, and Taiwan will remain in place. Italy did contest the final determination by the ITC not to revoke the antidumping duty order on stainless steel wire rod from Italy.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $10.2 million, $10.0 million and $10.8 million in fiscal 2006, 2005 and 2004, respectively. We believe that our ability to be a product innovator in special material development and manufacturing is an important factor in the success of the Company. Our strong commitment to setting new industry standards is evidenced by our Specialty Alloys Research and Development Center, where teams work in such areas as physical metallurgy, analytical chemistry, materials characterization and process and systems development. We have highly skilled engineering teams specializing in specific products at each of our operations.

(10)	Environmental Regulations:

We are subject to various stringent federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Management evaluates the liability for future environmental remediation costs on a quarterly basis. We accrue amounts for environmental remediation costs representing management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation. For further information on environmental remediation, see the Contingencies section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Our costs of maintaining and operating environmental control equipment were $11.3 million, $11.2 million and $10.5 million for fiscal 2006, 2005 and 2004, respectively. The capital expenditures for environmental control equipment were $0.2 million for each of the fiscal years ending June 30, 2006, 2005 and 2004, respectively. We anticipate spending approximately $1.0 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.2 million in fiscal 2007 and $0.2 million in fiscal 2008. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2006, our total workforce was 3,990 employees. Of our total workforce, approximately 420 employees are covered under collective bargaining agreements. The agreements expire at various times in the future, with the largest one covering 305 employees of Certech, Inc., in Wood-Ridge and Carlstadt, New Jersey, effective through January 31, 2007. The collective bargaining agreement for our Dynamet production employees in Washington, Pennsylvania will expire on August 31, 2007.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $496.4 million, $365.0 million and $273.4 million in fiscal 2006, 2005 and 2004, respectively.

For further information on domestic and international sales, see Note 18 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)	Available Information:

The Board of Directors adopted a Code of Ethics for the Chief Financial Officer and Senior Financial Officers of Carpenter Technology Corporation. There were no waivers of the Code in fiscal 2006. The Code and any information regarding any waivers of the Code are disclosed on Carpenter’s website at www.cartech.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically. Such information can be accessed through the Internet at www.sec.gov.

Item 1A. Risk Factors.

There are inherent risks and uncertainties associated with all businesses that could adversely affect operating performances or financial conditions. The following discussion outlines the risks and uncertainties that management believes are the most material to our business. However, these are not the only risks or uncertainties that could affect our business. Certain risks are associated specifically with our business, industry or customer base, while others are broader.

Cyclical Demand for Certain Products. Demand in our end use markets, including companies in the aerospace, industrial supply, consumer, automotive, medical, energy and power generation markets, can be cyclical in nature and sensitive to general economic conditions, competitive influences, and fluctuations in inventory levels throughout the supply chain. As a result, our results of operations, financial condition, cash flows and availability of credit could fluctuate significantly from period to period.

Risks Associated with Commercial Aerospace. A growing portion of our sales represents products sold to customers in the commercial aerospace market. The commercial aerospace market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or combination of these factors and therefore are difficult to predict with certainty. A downturn in the commercial aerospace industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

Excess Worldwide Capacity. The steel industry continues to operate in an environment of excess supply. Continued domestic and international over capacity could lead to an overall reduction in prices of certain non-specialty products. Continued availability of lower cost, substitute materials may also cause significant fluctuation in future results as our customers opt for a lower cost alternative. In addition, developing economies such as China and India have led to a rapid increase in demand for certain products resulting in price and supply variations and causing companies to implement plans to meet that increased demand. If the demand from these economically developing countries subsides, additional excess worldwide capacity could significantly impact future worldwide pricing or export practices of certain products.

Raw Material Pricing; Pricing Actions. Although inflationary trends in recent years have been moderate, certain critical raw material costs, such as nickel, chromium, titanium, and scrap containing iron and nickel, have been volatile. Rapid increases in raw material costs may adversely affect our results of operations. The timing of pricing actions can be dependent upon market conditions, economic factors, raw material costs and availability, competitive factors, operating costs and/or other factors, some of which are beyond our control. The effects of any pricing actions may be delayed due to long manufacturing lead times or the terms of existing contracts. There is no guarantee that pricing actions will be able to offset rising costs or maintain the company’s profit margins.

Dependence on Critical Raw Materials Subject to Price and Availability Fluctuations. We rely on third parties to supply the raw materials that are critical to the manufacture of our products. These raw materials include nickel, ferrochrome, cobalt, molybdenum, titanium, manganese and various types of scrap. Purchase prices of these critical raw materials are subject to volatility due to factors that are not in our control. These materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. These conditions may disrupt supplies or affect the prices of these materials. At any given time we may be unable to obtain an adequate supply of these critical raw materials at agreeable prices or terms, on a timely basis, or at all. If suppliers increase the price of critical raw materials or are unwilling or unable to meet our demand, we may not have alternative sources of supply. In addition, we may be unable to recoup such price increases through surcharges or increased selling prices. The manufacture of some of our products is a complex process and requires long lead times. If unable to obtain adequate and timely deliveries of required raw materials when needed in our manufacturing process, we may be unable to meet customer orders in a timely manner or in sufficient quantities. This could cause us to lose sales, incur additional costs, delay new product introductions, or suffer harm to our reputation.

Risks Associated with Medical Costs and Retirement Benefits. We provide medical benefits to active and retired employees throughout most of our company. Most of the cost is paid by the company and is not covered by insurance. In addition, certain of our employees are covered by defined benefit pension plans with the majority of our plans covering employees in the United States. A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to fund any deficit created in the future could have a material adverse effect on our results of operations and financial condition. Many domestic and international competitors do not provide defined benefit retiree health care and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage.

Risks Associated with Environmental Matters. We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund or similar waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. From time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from environmental laws. When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We intend to adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At June 30, 2006, our reserves for environmental matters totaled approximately $5.9 million. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our financial condition or results of operations.

Risks Associated with Current or Future Litigation and Claims. We are defending various claims and legal actions that have been or may be asserted against us relating to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

Labor Matters. We have approximately 3,990 full-time employees, the majority of which are not covered by a collective bargaining agreement. Approximately 420 total employees at two of our business units are covered by various collective bargaining agreements. The agreements expire at various times in the future, with the largest one covering 305 employees of Certech, Inc., in Wood-Ridge and Carlstadt, New Jersey, effective through January 31, 2007. The collective bargaining agreement for our Dynamet production employees located in Washington, Pennsylvania, will expire in August, 2007. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our primary manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts as to whether they should be represented by a union for collective bargaining. There is no guarantee that future organization attempts will not result in union representation.

Risks Associated With Complex Manufacturing Processes Requiring High Cost Capital Equipment. Our manufacturing processes are complex and depend upon critical, high cost equipment for which there may be only limited or no production alternatives. It is possible that we could experience prolonged periods of reduced production due to unplanned equipment failures and we could incur significant repair or replacement costs in the event of those failures. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. We must make regular, substantial capital investments and changes to our manufacturing processes to lower production costs, improve productivity, manufacture new or improved products and remain competitive. We may not be in a position to take advantage of business opportunities or respond to competitive pressures if we fail to update, replace or make additions to our equipment or our manufacturing processes in a timely manner. The cost to repair or replace much of our equipment or facilities would be significant. We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary capital expenditures in the future.

Risks Associated with Acquisition and Disposition Strategies. We consider acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions as part of our overall business strategy. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as difficulties in integrating the operations, technologies, products and personnel of the acquired companies, diversion of management’s attention from existing operations, difficulties in entering markets in which we have limited or no direct prior experience, dependence on unfamiliar supply chains, insufficient revenues to offset increased expenses associated with acquisitions, loss of key employees of the acquired companies, inaccurate assessment of undisclosed liabilities, difficulties in realizing projected efficiencies, synergies and cost savings, and increases in our debt or limitation in our ability to access additional capital when needed.

Internal Controls Over Financial Reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or inaccuracies. Effectiveness of reporting results in future periods is subject to the risk that controls may become inadequate, or that the degree of compliance with the policies or procedures may deteriorate.

Political and Social Turmoil and Other World Issues. War, civil conflict, terrorism, natural disasters, and public health issues including domestic or international pandemic, have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, effect the availability or pricing of energy sources or other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

International Sales. We believe that international sales will continue to account for a significant percentage of our future revenues. Risks associated with international sales include: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into dollars). Any of these factors could materially adversely effect our results for the period in which they occur.

Safety Issues. Various federal, state, local and international worker safety laws and regulations are applicable to our operations. We have used, and currently use and manufacture substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although we implement controls and procedures designed to reduce continuing risk of health and safety issues, we could incur substantial costs, fines and civil or criminal sanctions or personal injury claims as a result of violations or liabilities under these laws.

Retention of Key Personnel. Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and staff positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

Changes in Executive Management. We are experiencing changes in several of our Executive Officer positions. The Company’s Chairman, President and Chief Executive Officer has publicly announced his intention to retire upon appointment of his successor by the Board of Directors. A new Senior Vice President – Finance and Chief Financial Officer joined the Company in July 2006. The Company is also engaging a new Vice President – Human Resources. There is a risk that the business strategies or operational effectiveness of the Company could be materially and adversely affected by changes in the Company’s management personnel.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The primary locations of our specialty metals manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida; Elyria, Ohio; Torshalla, Sweden and Crawley, England. The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg, Elyria, Torshalla and Crawley plants are owned. The Clearwater plant is owned, but the land is leased. The Torshalla offices are leased.

The primary locations of our engineered products manufacturing operations are: Wood-Ridge and Carlstadt, New Jersey; Wilkes-Barre, Pennsylvania; Twinsburg, Ohio; Auburn, California; Palmer, Massachusetts; Derby and Corby, England; Queretaro, Mexico and Clayton, Australia. The Corby and Queretaro plants are owned, while the other locations are leased.

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

Item 3. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business. We are not aware of any material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of our voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, or (3) includes a governmental authority as a party and involves potential monetary sanctions in excess of $100,000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NYSE.

	Fiscal 2006		Fiscal 2005
Quarter Ended:	High	Low	High	Low
September 30	$64.94	$51.28	$47.74	$31.30
December 31	$71.30	$51.64	$61.81	$38.91
March 31	$97.82	$72.01	$70.00	$51.35
June 30	$139.75	$95.18	$63.08	$51.03

Annual	$139.75	$51.28	$70.00	$31.30

The range of our common stock price on the NYSE from July 1, 2006 to August 18, 2006 was $90.67 to $120.15. The closing price of the common stock was $98.85 on August 18, 2006.

We have paid quarterly cash dividends on our common stock for 100 consecutive years. We paid a quarterly dividend of $0.15 per common share during each quarter of fiscal 2006.

During fiscal 2005, we paid a quarterly dividend of $0.0825 per common share during the first quarter, a dividend of $0.10 per common share during the second and third quarters, and a dividend of $0.125 per common share during the fourth quarter.

As of August 18, 2006, there were 3,661 common stockholders of record.

Certain information relating to securities authorized for issuance under our equity compensation plans is disclosed in Note 14 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Item 6. Selected Financial Data

Five-Year Financial Summary

Dollar amounts in millions, except per share data

(years ended June 30)

	2006	2005(a)	2004(b)	2003(c)	2002(d)
Summary of Operations
Net sales	$1,568.2	$1,314.2	$1,016.7	$871.1	$977.1

Operating income	$310.7	$204.2	$68.1	$8.1	$17.3

Income (loss) before cumulative effect of accounting changes	$211.8	$135.5	$36.0	$(10.9)	$(6.0)
Cumulative effect of accounting changes	—	—	—	—	(112.3)

Net income (loss)	$211.8	$135.5	$36.0	$(10.9)	$(118.3)

Financial Position at Year-End
Cash	$413.4	$163.8	$76.6	$53.5	$18.7

Marketable securities	$81.2	$106.6	$28.8	$—	$—

Total assets	$1,887.9	$1,653.4	$1,456.2	$1,399.9	$1,479.5

Long-term obligations, net of current portion (including convertible preferred stock)	$333.1	$333.7	$332.7	$396.7	$400.2

Per Share Data
Net earnings (loss):
Basic
Earnings (loss) before cumulative effect of accounting changes	$8.33	$5.54	$1.51	$(0.56)	$(0.35)
Cumulative effect of accounting changes	—	—	—	—	(5.06)

Net earnings (loss)	$8.33	$5.54	$1.51	$(0.56)	$(5.41)

Diluted
Earnings (loss) before cumulative effect of accounting changes	$8.08	$5.37	$1.49	$(0.56)	$(0.35)
Cumulative effect of accounting changes	—	—	—	—	(5.06)

Net earnings (loss)	$8.08	$5.37	$1.49	$(0.56)	$(5.41)

Cash dividend-common	$0.60	$0.4075	$0.330	$0.5775	$1.32

(a)	Fiscal 2005 included an $8.7 million pre-tax gain on the sale of Carpenter Special Products in June 2005, which was sold for a total sales price of $19.5 million. See Note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data”.
(b)	Fiscal 2004 included a $2.3 million pre-tax loss on early retirement of debt related to a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans. See Note 7 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(c)	Fiscal 2003 included restructuring costs of $26.1 million related principally to workforce reduction, pension plan curtailment loss, and writedown of certain assets. Fiscal 2003 also included $0.9 million gain on sale of business related to the sale of two business units. In addition, fiscal 2003 included a $4.5 million loss on the early retirement of debt related to the redemption of approximately $90 million of the Company’s 9 percent debentures due 2022.
(d)	Fiscal 2002 reflected the adoption of SFAS 142 (Goodwill and Other Intangible Assets) effective July 1, 2001.

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

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. We primarily process basic raw materials such as nickel, titanium, chromium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes. We also produce certain metal powders and fabricated metal products. In addition, ceramic products are produced from various raw materials using molding, heating and other processes.

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

The table below shows our net sales by major product class for the past three fiscal years:

($ in millions)	2006		2005		2004
Special alloys	$703.8	45%	$515.6	39%	$369.6	37%
Stainless steels	528.1	34	531.9	40	447.8	44
Titanium products	176.3	11	112.5	9	73.4	7
Ceramics and other materials	102.2	6	98.7	8	82.9	8
Tool and other steels	57.8	4	55.5	4	43.0	4

Total net sales	$1,568.2	100%	$1,314.2	100%	$1,016.7	100%

Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico and Europe, allow us to work more closely with customers and to offer various just-in-time stocking programs. As a result, we often serve as a technical partner in customizing specialty metals or in developing new ones.

Our sales are across a diversified list of end-use markets. The table below summarizes our sales by market over the past three fiscal years.

($ in millions)	2006		2005		2004
Aerospace	$621.5	40%	$383.5	29%	$248.7	24%
Industrial	349.1	22	369.5	28	294.0	29
Consumer	205.1	13	210.3	16	180.8	18
Automotive	185.6	12	182.9	14	153.4	15
Medical	138.2	9	96.0	7	71.8	7
Power Generation	68.7	4	72.0	6	68.0	7

Total net sales	$1,568.2	100%	$1,314.2	100%	$1,016.7	100%

In an effort to increase revenue and profits, we have increased our presence in fast-growing international markets. In recent years, we have expanded our sales and marketing efforts in Europe, Asia, and North America. Our European headquarters are based in Brussels, with our Asian sales directed from Singapore. Outside the United States, company-owned distribution facilities are located in Mexico, Canada, the United Kingdom and Belgium. In addition to the United States, where the majority of our manufacturing exists, we have manufacturing facilities in the United Kingdom, Mexico, Sweden and Australia. In fiscal 2006, $496.4 million, or 31.7 percent of our sales were to customers outside of the United States.

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

Business Trends

Net sales and earnings for the past three fiscal years are summarized below:

(in millions, except per share data)	2006	2005	2004
Net sales	$1,568.2	$1,314.2	$1,016.7
Net income	$211.8	$135.5	$36.0

Diluted earnings per share	$8.08	$5.37	$1.49

Our results of operations have improved significantly over the past three fiscal years largely as a result of favorable market conditions and our focus on lean and variation reduction, especially in the aerospace and medical markets. The key components of our business practices are as follows:

•	A shift in product mix to higher value materials;

•	Improved margins from an intentional reduction in the sale of marginally profitable products;

•	Pricing products for the value delivered;

•	Expansion of sales in markets outside of the U.S.;

•	Efforts to achieve operational excellence through our focus on lean and variation reduction.

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

Increases in the cost of raw materials have impacted our operations over the past few years. We, and others in our industry, generally have been able to pass these cost increases through to our customers using surcharges or base price increases. This has impacted our sales numbers and had a dilutive effect on our gross profit percentages as described later in this discussion.

The amount of net pension expense has varied significantly over the past three years and may continue to do so in the future. The net pension expense is actuarially determined at the beginning of each fiscal year based upon the value of the assets in the pension trusts as well as actuarial assumptions, such as the discount rate used to value future liabilities and anticipated performance of investments. Volatility in long term interest rates and investment performance has resulted in changes in net pension expense. The impacts on the past three years are described in the discussions below. Pre-tax net pension expense, comprised of pension expense or income and post-retirement medical expenses, in fiscal years 2006, 2005, and 2004 was $10.8 million, $2.4 million, and $16.1 million, respectively.

Special Items Recorded in Fiscal Years 2005 and 2004

During the fourth quarter of 2005, we recorded a gain of $8.7 million before taxes on the sale of our subsidiary, Carpenter Special Products Corporation (CSPC). The divestiture was part of the company’s strategy to focus on its specialty material businesses. CSPC had sales of less than $30 million in fiscal 2005 and accounted for less than 2 percent of consolidated operating income.

In fiscal 2004, we incurred a loss on the early retirement of debt of $2.3 million before taxes. This loss was a result of a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans. See Note 7 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Results of Operations – Fiscal 2006 compared to Fiscal 2005

Our net income for fiscal 2006 was $211.8 million, or $8.08 per diluted share, versus net income of $135.5 million or $5.37 per diluted share for fiscal 2005.

Sales and operating profits were driven by strong demand for our higher value materials, especially from the aerospace and medical markets, higher selling prices, and cost savings and containment due to our continued focus on lean and variation reduction. Sales grew in most of our major product classes.

Free cash flow (see page 32 for Carpenter’s definition and a reconciliation to GAAP) was $202.8 million in fiscal 2006. At June 30, 2006, our cash and marketable securities exceeded our total debt by $161.3 million.

Net Sales

Net sales for fiscal 2006 were $1.6 billion, which was an increase of 19 percent from $1.3 billion in fiscal 2005. The $254.0 million increase in net sales was due to improved demand in our aerospace and medical markets, higher prices including surcharges and base price increases and product mix. Excluding surcharges, fiscal 2006 sales increased by 19 percent compared to fiscal 2005.

International sales in fiscal 2006 increased 36 percent to $496.4 million from the prior year primarily as a result of strong demand for higher value materials, particularly in the European aerospace and medical markets. Sales outside of the U.S. accounted for 31.7 percent of total sales in fiscal 2006 compared to 27.8 percent in fiscal 2005. Details of sales by geographical region for the past three fiscal years are presented in Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Sales of our special alloys increased 37 percent from the prior year, to $703.8 million. The increase was driven by strong demand from the aerospace markets for alloys used in the manufacture of aircraft engines and structural components. The increase also reflected higher sales to the medical, automotive and energy markets, as well as higher base selling prices and surcharges.

Stainless steel sales of $528.1 million were relatively flat compared to the prior year. Higher selling prices and improved product mix offset reduced shipments of marginally profitable products and lower sales to the industrial and automotive markets.

Titanium alloy sales of $176.3 million were 57 percent more than a year ago. Increased sales to the aerospace and medical markets and higher selling prices due to the effect of passing through significantly higher titanium costs drove the increase.

Sales of our ceramic and other materials increased by 4 percent from fiscal 2005, to $102.2 million. Higher sales of ceramic cores and related products used in casting turbine blades for the aerospace market and fuel injectors for diesel engines were offset by lower sales of structural ceramic components sold to the industrial market and ceramic cores sold to the consumer market.

In terms of end-use markets, sales to the aerospace market of $621.5 million in fiscal 2006 increased 62 percent from fiscal 2005. The increase was driven primarily by demand for high temperature alloys used in jet engine components and for titanium and special alloys used in airframe structural components. We have seen continued strength in the underlying demand for our materials due to the number and type of aircraft being built.

Sales to the industrial sector of $349.1 million, which includes materials used in equipment and other capital goods applications, decreased by 6 percent in fiscal 2006 from fiscal 2005. The decrease primarily reflects reduced sales of marginally profitable products.

Consumer market sales decreased by 2 percent from the prior year, to $205.1 million. This decrease resulted from reduced sales to the sporting goods, housing, and electronic markets.

Sales to the automotive market in fiscal 2006 remained relatively flat at $185.6 million. The increased popularity of high performance engines and more stringent emissions standards resulted in higher demand for special alloys and ceramic components, which offset reduced demand of other products driven by lower automobile production levels and corresponding adjustments in inventory within the supply chain.

Sales to the medical market of $138.2 million were 44 percent above a year ago, with strong growth in both domestic and international markets for our titanium materials and special alloys. Sales also benefited from pricing actions driven by the higher cost of materials and a favorable product mix.

Gross Profit

Gross profit in fiscal 2006 grew to $436.1 million, or 27.8 percent of sales, from $316.1 million, or 24.1 percent of sales, a year ago. The improvement in our gross profit percentage was due to higher base prices, product mix improvement due to increased demand for higher value materials and the elimination of marginally profitable product lines, increased productivity, and cost reduction attributed to continued success from our focus on lean and variation reduction.

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2006 were $125.4 million, or 8.0 percent of net sales, compared to $120.6 million, or 9.2 percent of net sales, in fiscal 2005. The increase in dollars primarily reflected increases in stock based compensation and other variable compensation expenses of $4.0 million, increases in outside professional fees of $3.0 million, and higher non-cash pension costs of $2.3 million. Fiscal 2005 included $4.2 million of expense representing the increase in a reserve related to ongoing cleanup costs at a location that was closed in 1987. Current fiscal year expense related to this location was $0.7 million.

Interest Expense

Fiscal 2006 interest expense of $23.3 million was approximately equal to fiscal 2005. Interest on substantially all of our debt is at a fixed rate and the level of debt was consistent throughout the two-year period.

Other Income, Net

Other income, net was $21.7 million in fiscal 2006 versus $8.8 million in fiscal 2005. Interest income was $13.9 million in fiscal 2006 compared to $5.6 million in the prior year. This increase reflected higher average balances of cash during the year, and higher interest rates. Foreign exchange gains resulted in other income of $1.5 million in fiscal 2006 while we recorded a loss of $1.4 million in fiscal 2005. Fiscal 2006 included the receipt of $4.7 million of tariffs from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001”. Fiscal 2005 included $4.1 million of these funds.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal 2006 was 31.5 percent as compared to 28.7 percent last year. The fiscal year 2006 tax rate was more favorable than the statutory rate of 35 percent primarily due to the following items. We recorded a reduction in income tax expense of $5.8 million, or 1.9 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state and foreign net operating loss carryforwards in prior years. Under Statement of Financial Accounting Standards No. 109 (SFAS109), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal 2006. We recognized a benefit of $4.6 million, or 1.5 percent of pretax income, related to US export incentives. We recognized a benefit of $3.2 million, or 1.0 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities.

The fiscal year 2005 tax rate was more favorable than the statutory rate of 35 percent due to several reasons. We recognized a benefit of $4.5 million representing the conclusion of an IRS review of prior year’s tax returns. Also, we recorded a reduction in income tax expense of $3.0 million reflecting the reversal of a portion of state tax net operating loss carryforward valuation allowances that had been recorded in prior years. During fiscal 2005, we adjusted the rates used to value state deferred taxes based on our review of effective tax rates in those states, which resulted in a decrease in tax expense of $2.8 million.

See Note 16 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Net Pension Expense

We present our calculation of net pension expense within the Non-GAAP measures section on page 32. Our net pension expense is a non-cash item and is the aggregation of expense or income related to our pension plans and expense related to our other postretirement benefits plans. For fiscal years 2006 and 2005, our pre-tax net pension expense was $10.8 million and $2.4 million, respectively. These amounts include non-taxable Medicare Part D income of $3.0 million for fiscal 2006 and $3.5 million for fiscal 2005. The after tax net pension expense for fiscal years 2006 and 2005 was $5.7 million, or $0.22 per diluted share, and $0.2 million, or $0.01 per diluted share, respectively.

(in millions)	Pension Plans		Other Postretirement Plans		Total
	2006	2005	2006	2005	2006	2005
Classified as:
Cost of sales	$3.1	$(3.0)	$3.8	$3.9	$6.9	$0.9
Selling and administrative expense	2.9	0.6	1.0	0.9	3.9	1.5

Total net pension (income) expense	$6.0	$(2.4)	$4.8	$4.8	$10.8	$2.4

The service cost component of our net pension expense, which represents the estimated cost of future pension liabilities earned by active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment financial data (see Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

The net pension amount is actuarially determined as of each June 30 and typically held constant throughout the fiscal year. Major factors that can cause changes in the expense from year to year are changes in plan assumptions, actual versus anticipated returns on assets and changes to plan provisions.

The switch to net pension expense in fiscal 2006 from net pension income in fiscal 2005 reflected a decrease in the discount rate used to value future liabilities from 6.25% to 5.00%.

In fiscal 2007, we expect that our pre-tax net pension expense will decrease to approximately $5.0 million, due largely to an increase in the discount rate from 5.00% to 6.25%. Our largest pension plan remains well funded, as measured under ERISA rules, and as in prior years, we are not required to make a cash contribution to the plan in fiscal 2007.

Business Segment Results (See Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Net sales in fiscal 2006 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), of $1,467.1 million were $278.8 million, or 23 percent higher than the $1,188.3 million for fiscal 2005. SAO sales increased 21 percent from a year ago due to solid demand from the aerospace market, the sale of higher value materials to the medical and automotive markets, and pricing actions. Dynamet’s sales increased 57 percent in fiscal 2006 compared to a year ago due to robust demand from the aerospace market, continued growth in the domestic and international medical markets, higher base selling prices, and higher prices reflecting the pass through of significantly higher titanium costs. CPP’s sales in fiscal 2006 were 10 percent higher than the prior year due to higher selling prices, stronger demand from the industrial market, and a better product mix.

Operating income for the Specialty Metals segment was $311.8 million in fiscal 2006 compared to $183.9 million in fiscal 2005. The increase in operating income reflected increased sales of higher value materials, base pricing actions, and continued operational improvements.

Engineered Products Segment

Fiscal 2006 sales for this segment were $102.9 million, a 20 percent decrease from $129.1 million for the prior year. The exclusion of the sales of $29.2 million from a company divested at the end of fiscal 2005 represents the majority of this decrease.

Operating income for the Engineered Products segment for fiscal 2006 was $17.1 million compared to $22.2 million for fiscal 2005. The decrease in income was primarily due to the exclusion of the profits from the divested company and reduced sales in our structural ceramics component business.

Results of Operations – Fiscal 2005 compared to Fiscal 2004

Our net income for fiscal 2005 was $135.5 million or $5.37 per diluted share versus net income of $36.0 million or $1.49 per diluted share for fiscal 2004.

Sales and operating profits were driven by strong demand for our higher value materials, especially from the aerospace market, and continued focus on lean and variation reduction. Sales grew in all of our major product classes and in most of our major end-use markets. Operating income for 2005 included an $8.7 million gain on the sale of a business. Operating income also included pre-tax net pension expense, made up of pension income or expense and post-retirement medical expenses, of $2.4 million, versus $16.1 million in 2004 (see page 32 for Carpenter’s definition of net pension expense).

Free cash flow (see page 32 for Carpenter’s definition and a reconciliation to GAAP) was $133.8 million in fiscal 2005. This amount was after our decision to make a $25 million voluntary contribution to a VEBA trust that funds post-retirement medical expenses. At June 30, 2005, total debt net of cash and marketable securities was $63.5 million, or 8.1 percent of total capitalization, defined as total stockholders’ equity plus total debt net of cash and marketable securities.

Net Sales

Net sales for fiscal 2005 were $1.3 billion, or an increase of 29 percent, from $1.0 billion in fiscal 2004. The $297.5 million increase in net sales was due to improved demand across our end-use markets, a better product mix, and the effect of recent price actions including surcharges relating to the pass through of escalating raw material costs. Excluding surcharges, fiscal 2005 sales increased by 22 percent compared to fiscal 2004.

International sales in fiscal 2005 increased 34 percent to $365.0 million from fiscal 2004 as a result of strong demand for materials sold to the European aerospace and medical markets, and growth in Asia. Details of sales by geographical region for the past three fiscal years are presented in Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Stainless steel sales in fiscal 2005, of $531.9 million, were 19 percent higher than fiscal 2004. The increase reflected a better product mix, higher base selling prices and surcharges to cover the rising costs of raw materials. The increase in sales of stainless products was partially offset by reduced volume of lower value products, resulting from our decision to exit lower volume, marginally profitable business opportunities.

Sales of our special alloys increased 40 percent above fiscal 2004, to $515.6 million. Stronger demand from the aerospace and industrial markets and higher base selling prices and surcharges were the major contributors to this increase.

Titanium alloy sales of $112.5 million in fiscal 2005 were 53 percent more than fiscal 2004 due to increased sales to the aerospace and medical markets as a result of stronger demand and increased selling prices due to the effect of significantly higher titanium costs.

Fiscal 2005 sales of our ceramic and other materials product class increased by 19 percent above fiscal 2004, to $98.7 million, primarily due to higher sales of ceramic cores used in casting turbine blades for the aerospace industry and fuel injectors for diesel engines. Sales of structural ceramic components for the industrial market also increased during fiscal 2005.

In terms of end-use markets, sales to the aerospace market of $383.5 million in fiscal 2005 increased 54 percent from fiscal 2004. The increase in aerospace sales was driven primarily by demand for high temperature alloys used in jet engine components and for titanium used in airframe structural components. Worldwide commercial aircraft build rates in fiscal 2005 were strong relative to the previous year.

Sales to the industrial sector in fiscal 2005 of $369.5 million, which includes materials used in equipment and other capital goods applications, increased 26 percent from fiscal 2004. The increase reflects base price increases, surcharges and the strength of capital investments by the worldwide manufacturing sector.

Consumer market sales in fiscal 2005 increased by 16 percent over fiscal 2004, to $210.3 million. This increase resulted from the sale of higher value products to the sporting goods and electronics markets.

Sales to the automotive market in fiscal 2005 were $182.9 million, or 19 percent above fiscal 2004. The increase is due to better mix driven by the sale of higher value materials, base price increases and surcharges. The increased popularity of high performance engines and more stringent emissions standards resulted in higher demand for special alloys and specialty materials.

Sales to the medical market of $96.0 million were 34 percent above fiscal 2004, with strong growth in both domestic and international markets for our special alloys and titanium materials. Sales benefited from market share gains and pricing actions as well.

Gross Profit

Gross profit in fiscal 2005 grew to $316.1 million or 24.1 percent of sales, from $185.2 million, or 18.2 percent of sales in fiscal 2004. Our gross profit in fiscal 2005 included pension and retiree medical expenses of $0.9 million, or less than 0.1 percent of sales, compared to $11.3 million, or 1.1 percent of sales, in fiscal 2004.

The improvement in gross profit was due to sales growth, product mix improvement due to increased demand for higher value materials, the elimination of marginally profitable product lines, higher base prices, and increased productivity and cost reduction attributed to our continued focus on lean and variation reduction. Gross profit as a percentage of sales was negatively impacted by the dilution caused by the direct pass through of the increased raw material prices through surcharges.

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2005 were $120.6 million, or 9.2 percent of net sales, compared to $117.1 million, or 11.5 percent of net sales, in fiscal 2004. The increase in dollars primarily reflected a $4.2 million increase of a reserve recorded in fiscal 2005 related to ongoing cleanup costs at a location that was closed in 1987. Selling and administrative expenses included pension and retiree medical expenses of $1.5 million in fiscal 2005 versus $4.8 million in fiscal 2004. A year over year reduction in amortization expense of $4.2 million was offset by an increase in employee variable compensation costs of approximately the same amount. The fringe benefit expense component of this classification increased by $1.0 million due primarily to increases in health care costs. In addition, selling and administrative expenses were adversely affected by a $1.0 million increase in the provision for bad debts reflecting the weakening financial condition of certain customers.

Interest Expense

Fiscal 2005 interest expense of $23.0 million represented a slight decrease from fiscal 2004. The impact of reduced average debt levels was offset by higher effective interest rates.

Other Income, Net

Other income, net was $8.8 million in fiscal 2005 versus $7.6 million in fiscal 2004. Fiscal 2005 included the receipt of $4.1 million of tariffs from the U.S. Customs Department under the “Dumping and Subsidy Offset Act of 2001”, while fiscal 2004 included $5.2 million of these funds. The interest income portion of this classification was $5.6 million in fiscal 2005 compared to $1.9 million in the previous year. This increase primarily reflected higher average balances of cash during the year, which were invested in interest bearing instruments. Foreign exchange losses on accounts at international subsidiaries resulted in a decrease in other income of $1.4 million in fiscal 2005 while we recorded a gain of $0.4 million in fiscal 2004.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal 2005 was 28.7 percent as compared to 27.6 percent for fiscal 2004. The fiscal year 2005 tax rate was more favorable than the statutory rate of 35 percent due to several reasons. We recognized a benefit of $4.5 million representing the conclusion of an IRS review of the previous year’s tax returns. Also, we recorded a reduction in income tax expense of $3.0 million reflecting the reversal of a portion of state tax net operating loss carry forward valuation allowances that had been recorded in prior years. Under Statement of Financial Accounting Standards No. 109 (SFAS109), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable state income, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal 2005. During fiscal 2005, we adjusted the rates used to value state deferred taxes based on our review of effective tax rates in those states, which resulted in a decrease in tax expense of $2.8 million.

The effective rate in fiscal 2004 was more favorable than the statutory rate of 35 percent due to resolution of an outstanding state tax matter that resulted in the reversal of $2.4 million of income taxes payable. See Note 16 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a reconciliation of the statutory federal tax rate to the effective tax rates.

Net Pension Expense

We present our calculation of net pension expense within the Non-GAAP measures section on page 32. Our net pension expense is a non-cash item and is the aggregation of expense or income related to our pension plans and expense related to our other postretirement benefits plans. For fiscal years 2005 and 2004, our pre-tax net pension expense was $2.4 million and $16.1 million, respectively. These amounts include non-taxable Medicare Part D income of $3.5 million for fiscal 2005 and $1.6 million for fiscal 2004. The after tax net pension expense for fiscal years 2005 and 2004 was $0.2 million, or $0.01 per diluted share, and $9.8 million, or $0.42 per diluted share, respectively.

(in millions)	Pension Plans		Other Postretirement Plans		Total
	2005	2004	2005	2004	2005	2004
Classified as:
Cost of sales	$(3.0)	$5.3	$3.9	$6.0	$0.9	$11.3
Selling and administrative expense	0.6	3.4	0.9	1.4	1.5	4.8

Total net pension (income) expense	$(2.4)	$8.7	$4.8	$7.4	$2.4	$16.1

The service cost component of our net pension expense, which represents the estimated cost of future pension liabilities earned by active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment financial data (see Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”).

The switch from pension expense in fiscal year 2004 to pension income in fiscal year 2005 reflected higher returns on assets in our largest pension plan and an increase in the discount rate from 6.0% to 6.25%.

Business Segment Results (See Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Net sales in fiscal 2005 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), of $1,188.3 million were $279.2 million, or 31 percent higher than the $909.1 million for fiscal 2004. SAO sales increased 28 percent from the previous year due to stronger demand in the U.S. and European aerospace markets, pricing actions and surcharges. Dynamet’s sales increased 61 percent from the previous year due primarily to strong demand in domestic and international aerospace and medical markets, higher base selling prices, and surcharges reflecting the significant rise in titanium prices. CPP’s sales in fiscal 2005 were 40 percent higher than the previous year due to higher selling prices and stronger demand from the industrial and automotive markets.

Operating income for the Specialty Metals segment was $183.9 million in fiscal 2005, compared to $71.5 million in fiscal 2004. Increased sales combined with better gross margins achieved through price increases, improved productivity, better product mix, and cost reduction and containment efforts generated this significant improvement in income.

Engineered Products Segment

Fiscal 2005 sales for this segment were $129.1 million, a 17 percent increase from $110.0 million for fiscal 2004. Increased volume, especially from the aerospace and automotive markets, and base selling price increases were the main factors in this overall sales improvement.

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

Free cash flow as defined on page 32, was $202.8 million in fiscal 2006 versus $133.8 million a year ago. Free cash flow for fiscal 2005 was calculated after a $25 million voluntary contribution to a VEBA trust that funds post-retirement medical expenses. No such contribution was made in fiscal 2006.

Our cash flow from operations was $237.6 million for fiscal 2006 and $142.5 million a year ago. Accounts receivable were $39.5 million higher than a year ago due to the increased level of sales, however, days sales outstanding were reduced to 44 days from 48 days a year ago. Inventories were $3.6 million lower than a year ago. Capital expenditures for plant, equipment and software were $19.3 million during fiscal 2006 versus $13.8 million for fiscal 2005. Included in fiscal 2005 cash flows from investing activities were $15.4 million of proceeds from the sale of a subsidiary.

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

At June 30, 2006, we had $10.4 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($139.6 million) was available to us. In addition to this facility, we had $50 million available under an accounts receivable purchase facility maintained with an independent financial institution with an expiration date of December 2006. As of June 30, 2006, there was no utilization of the facility.

For the years ended June 30, 2006, 2005 and 2004, interest cost totaled $23.6 million, $23.1 million, and $23.8 million, of which $0.3 million, $0.1 million, and $0.1 million, respectively, were capitalized as part of the cost of plant, equipment and software.

As part of our financing strategy, we consider the levels of fixed rate debt versus floating rate debt in order to optimize our cost of debt. Historically, we have used interest rate swaps to achieve this targeted level. These instruments obligate us to pay a swap counterparty either a floating rate of interest in return for us receiving a fixed rate of interest or obligate us to pay a fixed rate of interest in return for us receiving a floating rate of interest. We had no such swaps outstanding as of June 30, 2006 or 2005. Favorable market conditions during fiscal 2005 allowed the company to unwind its remaining swaps at a gain. These gains are amortized over the remaining life of the underlying debt issue as a reduction to interest expense.

We believe that our current financial resources, both from internal and external sources, will be adequate to meet our foreseeable needs. At June 30, 2006, we had approximately $189.6 million available under our credit facility and our accounts receivable purchase facility.

Non-GAAP Financial Measures

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

FREE CASH FLOW (in millions)	Year Ended June 30,
	2006	2005	2004
Net cash provided from operations	$237.6	$142.5	$94.1
Net change in accounts receivable purchase facility	—	—	10.0
Purchases of plant, equipment and software	(19.3)	(13.8)	(8.0)
Proceeds from the sale of business	—	15.4	—
Proceeds from disposals of plant and equipment	1.0	1.1	1.6
Dividends paid	(16.5)	(11.4)	(9.3)

Free cash flow	$202.8	$133.8	$88.4

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to apply excess cash to the repayment of debt when economically feasible, or for other general corporate purposes.

NET PENSION EXPENSE (in millions, except per share data)	Year Ended June 30,
	2006	2005	2004
Pension plan expense (income)	$6.0	$(2.4)	$8.7
Other postretirement benefits expense	4.8	4.8	7.4

Pre-tax net pension expense	10.8	2.4	16.1
Income tax benefit	(5.1)	(2.2)	(6.3)

Net pension expense	$5.7	$0.2	$9.8

Net pension expense per share	$0.22	$0.01	$0.42

Weighted average diluted common shares	26.1	25.1	23.4

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

We believe the following are the critical accounting policies and areas affected by significant judgements and estimates impacting the preparation of our consolidated financial statements:

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

The amount of the pension income or expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index with maturities that approximate the anticipated cash outflows from the plan. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 1 percent, the net pension expense would change by approximately $7.7 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $1.8 million.

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

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is probable (more likely than not) that the tax benefit of the deferred tax assets will not be realized. The evaluation, as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law.

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro, Pound Sterling and Australian dollar, in order to offset the effect of changes in exchange rates. Historically, we have also used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. The commodity options and foreign currency forwards and options have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. When used, interest rate swaps were designated as fair value hedges and the changes in fair value of these instruments were immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. As of June 30, 2006 and 2005, all interest rate swap agreements were terminated. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of operations. If the anticipated future transactions were no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of operations.

Off Balance Sheet Arrangements

We had no active off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2006, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	Total	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
Long-term debt	$333.3	$0.2	$33.2	$23.3	$20.0	$100.0	$156.6
Accrued post-retirement benefits	151.4	13.6	13.7	13.8	14.4	15.1	80.8
Interest on long-term debt	147.6	23.5	23.1	21.4	19.9	19.3	40.4
Operating leases	23.2	8.6	7.8	4.5	1.6	0.4	0.3
Purchase commitments	377.7	324.1	44.9	8.7	—	—	—

Total contractual obligations	$1,033.2	$370.0	$122.7	$71.7	$55.9	$134.8	$278.1

We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business.

In addition, we had $10.4 million of outstanding letters of credit as of June 30, 2006.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2006, 2005 and 2004, an additional $0.3 million, $0.5 million and $0.6 million, respectively, was accrued related to three of our environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2006, 2005 and 2004, were $5.9 million, $6.1 million and $6.7 million, respectively. The estimated range at June 30, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.9 million and $10.4 million.

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

As we enter fiscal 2007, market conditions remain favorable, especially for our special alloys, titanium and ceramics as a result of robust conditions in the aerospace and medical markets. We expect that sales to the aerospace market will be higher in fiscal 2007 despite the delay in the first commercial delivery of the Airbus A380 and some inventory re-balancing within certain segments of the aerospace supply chain. Because of these conditions, we expect further improvement in our operating results in fiscal 2007.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations for our Specialty Metals Segment are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials by entering into commodity forward contracts, which are effective hedges of the risk, on these firm sales contracts.

We use forwards and options to fix the price of a portion of anticipated future purchases of certain energy to offset the effects of changes in the costs of these commodities. We also use surcharge mechanisms to offset a portion of these charges where appropriate.

Fluctuations in foreign currency exchange rates could subject us to risk of losses on anticipated future cash flows from our international operations or customers. Foreign currency forward contracts are used to hedge certain foreign exchange risk.

Historically, we have considered the use of interest rate swaps to achieve an appropriate level of floating rate debt relative to fixed rate debt.

All hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

The status of our financial instruments as of June 30, 2006 is provided in Note 9 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2006 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of June 30, 2006, Carpenter’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of Carpenter’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, Carpenter’s independent registered public accounting firm, as stated in their report appearing herein.

/s/ Robert J. Torcolini
Robert J. Torcolini
Chairman, President and Chief Executive Officer

/s/ M. David Kornblatt
M. David Kornblatt
Senior Vice President – Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Carpenter Technology Corporation:

We have completed integrated audits of Carpenter Technology Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006 and audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries (the Company) at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Financial Statement Schedule listed in the index appearing under Item 15(a)(1) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” , that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United

States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 25, 2006

Consolidated Statement of Income

Carpenter Technology Corporation

For the years ended June 30, 2006, 2005 and 2004

(in millions, except per share data)	2006	2005	2004
NET SALES	$1,568.2	$1,314.2	$1,016.7
Cost of sales	1,132.1	998.1	831.5

Gross profit	436.1	316.1	185.2

Selling and administrative expenses	125.4	120.6	117.1
Gain on sale of business	—	(8.7)	—

Operating income	310.7	204.2	68.1

Interest expense	23.3	23.0	23.7
Loss on early retirement of debt	—	—	2.3
Other income, net	(21.7)	(8.8)	(7.6)

Income before income taxes	309.1	190.0	49.7
Income tax expense	97.3	54.5	13.7

NET INCOME	$211.8	$135.5	$36.0

EARNINGS PER COMMON SHARE:
Basic	$8.33	$5.54	$1.51
Diluted	$8.08	$5.37	$1.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.2	24.2	22.5
Diluted	26.1	25.1	23.4

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Carpenter Technology Corporation

For the years ended June 30, 2006, 2005 and 2004

(in millions)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$211.8	$135.5	$36.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation	45.8	46.8	49.2
Amortization	1.8	3.4	7.9
Deferred income taxes	(11.0)	7.7	6.5
Net pension expense	10.8	2.4	16.1
Net loss on asset disposals	1.0	1.2	0.1
Gain on sale of business	—	(8.7)	—
Changes in working capital and other:
Receivables	(39.5)	(31.8)	(40.5)
Net change in accounts receivable purchase facility	—	—	(10.0)
Inventories	3.6	(49.8)	(4.3)
Other current assets	7.2	(9.2)	(0.1)
Accounts payable	4.0	26.2	44.5
Accrued current liabilities	16.6	46.1	28.8
Contribution to VEBA	—	(25.0)	(25.0)
Other, net	(14.5)	(2.3)	(15.1)

Net cash provided from operations	237.6	142.5	94.1

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(19.3)	(13.8)	(8.0)
Proceeds from disposals of plant and equipment	1.0	1.1	1.6
Proceeds from sale of business	—	15.4	—
Purchases of marketable securities	(450.4)	(172.4)	(70.0)
Sales of marketable securities	476.0	94.6	41.2

Net cash provided from (used for) investing activities	7.3	(75.1)	(35.2)

FINANCING ACTIVITIES
Net change in short-term debt	—	(2.3)	(15.7)
Payments on long-term debt	(0.2)	(20.2)	(20.2)
Checks not cleared	—	—	(3.7)
Dividends paid	(16.5)	(11.4)	(9.3)
Tax benefits on share-based compensation	8.0	—	—
Proceeds from common stock options exercised	15.0	54.2	12.8

Net cash provided from (used for) financing activities	6.3	20.3	(36.1)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.5)	0.3

INCREASE IN CASH AND CASH EQUIVALENTS	249.6	87.2	23.1
Cash and cash equivalents at beginning of year	163.8	76.6	53.5

Cash and cash equivalents at end of year	$413.4	$163.8	$76.6

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

Carpenter Technology Corporation

June 30, 2006 and 2005

(in millions, except share data)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$413.4	$163.8
Marketable securities	81.2	106.6
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $4.8 at June 30, 2006 and 2005, respectively	234.7	193.4
Inventories	224.3	228.6
Deferred income taxes	13.7	7.4
Other current assets	32.0	31.8

Total current assets	999.3	731.6
Property, plant and equipment, net	541.1	569.2
Prepaid pension cost	247.1	250.8
Goodwill	46.4	46.4
Trademarks and trade names, net	20.1	21.1
Other assets	33.9	34.3

Total assets	$1,887.9	$1,653.4

LIABILITIES
Current liabilities:
Accounts payable	$137.4	$133.4
Accrued liabilities	133.8	115.5
Current portion of long-term debt	0.2	0.2

Total current liabilities	271.4	249.1
Long-term debt, net of current portion	333.1	333.7
Accrued postretirement benefits	102.2	108.5
Deferred income taxes	189.0	192.5
Other liabilities	45.9	45.4

Total liabilities	941.6	929.2

Contingencies and commitments (see Note 12)

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 290.4 and 316.8 shares at June 30, 2006 and 2005, respectively	18.0	19.7
Common stock – authorized 100,000,000 shares; issued 26,505,018 shares and 25,949,237 shares at June 30, 2006 and 2005, respectively	132.5	129.7
Capital in excess of par value – common stock	294.2	278.1
Reinvested earnings	549.8	354.5
Common stock in treasury (990,610 shares and 1,026,848 shares at June 30, 2006 and 2005, respectively), at cost	(37.3)	(35.8)
Deferred compensation	(1.5)	(9.2)
Accumulated other comprehensive loss	(9.4)	(12.8)

Total stockholders’ equity	946.3	724.2

Total liabilities and stockholders’ equity	$1,887.9	$1,653.4

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the years ended June 30, 2006, 2005 and 2004

(in millions, except per share data)	Convertible Preferred Stock Par Value of $5	Common Stock		Reinvested Earnings	Common Stock in Treasury	Deferred Compen- Sation	Accumulated Other Comp. Loss	Total Stock- Holders’ Equity
		Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2003	$10.2	$117.3	$199.8	$203.7	$(38.3)	$(3.8)	$(14.3)	$474.6

Net income				36.0				36.0
Cash Dividends:
Common @ $0.33 per share				(7.4)				(7.4)
Preferred @ $5,362.50 per share				(1.9)				(1.9)
Stock options exercised		2.5	10.3					12.8
Minimum pension liability, net of tax							1.2	1.2
Change in ESOP guarantee	12.0					(4.4)		7.6
Other	(1.4)	0.9	5.0		0.3	(1.3)	11.6	15.1

Balances at June 30, 2004	$20.8	$120.7	$215.1	$230.4	$(38.0)	$(9.5)	$(1.5)	$538.0

Net income				135.5				135.5
Cash Dividends:
Common @ $0.4075 per share				(9.8)				(9.8)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised		8.9	45.3					54.2
Minimum pension liability, net of tax							(4.0)	(4.0)
Other	(1.1)	0.1	17.7		2.2	0.3	(7.3)	11.9

Balances at June 30, 2005	$19.7	$129.7	$278.1	$354.5	$(35.8)	$(9.2)	$(12.8)	$724.2

Net income				211.8				211.8
Cash Dividends:
Common @ $0.60 per share				(15.0)				(15.0)
Preferred @ $5,362.50 per share				(1.5)				(1.5)
Stock options exercised		2.5	12.5					15.0
Minimum pension liability, net of tax							0.3	0.3
Reclassification of unamortized share-based compensation			(5.8)			5.8		—
Tax benefit on share-based compensation			8.0					8.0
Other	(1.7)	0.3	1.4		(1.5)	1.9	3.1	3.5

Balances at June 30, 2006	$18.0	$132.5	$294.2	$549.8	$(37.3)	$(1.5)	$(9.4)	$946.3

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the years ended June 30, 2006, 2005 and 2004

	Preferred Shares Issued	Common Shares
		Issued	Treasury	Net Outstanding
Balances at June 30, 2003	353.6	23,451,719	(1,114,849)	22,336,870

Stock options exercised		499,019		499,019
Restricted stock awards		181,400		181,400
Other	(19.9)	9,012	8,077	17,089

Balances at June 30, 2004	333.7	24,141,150	(1,106,772)	23,034,378

Stock options exercised		1,774,261		1,774,261
Restricted stock awards			100,600	100,600
Other	(16.9)	33,826	(20,676)	13,150

Balances at June 30, 2005	316.8	25,949,237	(1,026,848)	24,922,389

Stock options exercised		500,992		500,992
Restricted stock awards		5,400	73,908	79,308
Other	(26.4)	49,389	(37,670)	11,719

Balances at June 30, 2006	290.4	26,505,018	(990,610)	25,514,408

Consolidated Statement of Comprehensive Income

Carpenter Technology Corporation

For the years ended June 30, 2006, 2005 and 2004

(in millions)	2006	2005	2004
Net income	$211.8	$135.5	$36.0
Unrealized loss on securities classified as available-for-sale, net of tax of $(0.1), $0 and $0.1 million, respectively	0.1	—	(0.1)
Net gains (losses) on derivative instruments, net of tax of $(1.1) million, $6.3 million, and $(8.5) million, respectively	1.9	(9.0)	12.7
Minimum pension liability, net of taxes of $(0.1) million, $2.3 million, and $(0.8) million, respectively	0.3	(4.0)	1.2
Foreign currency translation	1.1	1.7	(1.0)

Comprehensive income	$215.2	$124.2	$48.8

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

Research and Development – Research and development expenditures, which amounted to $10.2, $10.0 and $10.8 million in fiscal 2006, 2005 and 2004, respectively, are expensed as incurred and are generally reported in cost of sales in the Consolidated Statement of Income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

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

Inventories – Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. For fiscal 2006 and 2005, $48.6 million and $47.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

Notes to Consolidated Financial Statements (continued)

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

Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based upon discounted cash flow analysis and the use of market multiples. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Trademarks and Trade Names – The costs of trademarks and trade names are amortized on a straight-line basis over the estimated useful life of these finite-lived assets.

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

Notes to Consolidated Financial Statements (continued)

Derivative Financial Instruments – All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or comprehensive income. Carpenter enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Historically, Carpenter has utilized interest rate swaps to convert floating rate debt to fixed rate, or to convert fixed rate debt to floating rate.

Foreign Currency Translation – Assets and liabilities of most international operations are translated at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. Translation gains and losses are recorded each period in other comprehensive loss until the international entity is sold or liquidated.

Deferred Income Taxes – Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of Carpenter’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Earnings per Share – Basic earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings adjusted for the assumed shortfall between common and preferred dividends by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed conversion of preferred shares and the effect of all dilutive stock options at the end of the period.

Litigation – Periodically, Carpenter and its subsidiaries are parties to lawsuits arising out of the normal course of business. Carpenter records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time.

Share-Based Compensation – As of June 30, 2006, Carpenter has two share-based employee compensation plans, which are described in detail in Note 14. Beginning July 1, 2005, Carpenter adopted revised FASB Statement No. 123R “Share Based Payment” (“FASB 123R”) using the modified prospective method. The adoption of FASB 123R had no material effect on operating income, income before taxes, net income, basic earnings per share or diluted earnings per share. In connection with the adoption of FASB 123R during fiscal 2006, $8.0 million related to the tax benefits on share-based compensation was reclassified from net cash provided from operations to net cash provided from financing activities. Compensation cost charged against income related to stock options for the year ended June 30, 2006 was $0.2 million, and represents the cost of the final year of vesting for options granted in 2004. No options were granted in 2006 or 2005.

Notes to Consolidated Financial Statements (continued)

For the years ended June 30, 2005 and 2004, Carpenter accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost related to stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Carpenter had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to share-based employee compensation for stock options, for the years ended June 30, 2005 and 2004.

(in millions, except per share data)	2005	2004
Net income as reported	$135.5	$36.0
Deduct: Total share-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effect	(0.4)	(0.7)

Pro forma net income	$135.1	$35.3

Earnings per share:
Basic – as reported	$5.54	$1.51

Basic – pro forma	$5.53	$1.48

Diluted – as reported	$5.37	$1.49

Diluted – pro forma	$5.36	$1.46

These pro forma adjustments were calculated using the Black-Scholes option-pricing model to value all stock options granted since July 1, 1996. A summary of the assumptions and data used in these calculations follows. No fair value assumptions are provided for fiscal 2006 or 2005 as no options were granted during that period.

	2006	2005	2004
Weighted average exercise price of options exercisable	$22.43	$29.29	$31.29
Weighted average fair price per share of options	$4.43	$4.16	$3.95
Fair value assumptions:
Risk-free interest rate	N/A	N/A	3.1%
Expected volatility	N/A	N/A	26.2%
Expected life of options	N/A	N/A	5 years
Expected dividend yield	N/A	N/A	1.1%

Notes to Consolidated Financial Statements (continued)

For the years ended June 30, 2005 and 2004, Carpenter accounted for stock-based compensation with retirement eligible provisions using the nominal vesting period approach. Beginning in fiscal 2006, with the adoption of FASB 123R, the Company began using the non-substantive vesting period approach for new awards granted with retirement eligible provisions. Applying the nominal vesting period approach rather than the non-substantive vesting period approach did not have a material effect on net income for any of the periods presented.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company will be evaluating this Interpretation in fiscal year 2007 to determine its potential impact when effective.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”) “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, effective for years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154 for any accounting changes or error corrections.

Notes to Consolidated Financial Statements (continued)

2.	Earnings Per Common Share

The calculations of earnings per share for the years ended June 30, 2006, 2005 and 2004 are shown below.

(in millions, except per share data)	2006	2005	2004
Basic EPS:
Net income	$211.8	$135.5	$36.0
Dividends accrued on convertible preferred stock, net of tax benefits	(1.5)	(1.6)	(1.8)

Earnings available to common stockholders	$210.3	$133.9	$34.2

Weighted average common shares outstanding	25.2	24.2	22.5

Basic earnings per share	$8.33	$5.54	$1.51

Diluted EPS:
Net income	$211.8	$135.5	$36.0
Assumed shortfall between common and preferred dividends	(0.8)	(1.0)	(1.0)

Earnings available for common stockholders	$211.0	$134.5	$35.0

Weighted average number of common shares outstanding	25.2	24.2	22.5
Assumed conversion of preferred shares	0.6	0.7	0.7
Effect of shares issuable under stock option plans	0.3	0.2	0.2

Adjusted weighted average common shares	26.1	25.1	23.4

Diluted net earnings per share	$8.08	$5.37	$1.49

Notes to Consolidated Financial Statements (continued)

3.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of June 30, 2006 and 2005. The following is a summary of marketable securities as of June 30, 2006 and 2005, all of which were classified as available-for-sale:

June 30, 2006 (in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$24.3	$36.7	$20.2	$81.2
Unrealized losses	—	—	—	—

Estimated fair value	$24.3	$36.7	$20.2	$81.2

Due in one year or less	$24.3	$36.7	$20.2	$81.2
Due in one through three years	—	—	—	—

	$24.3	$36.7	$20.2	$81.2

June 30, 2005 (in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$19.9	$56.5	$30.4	$106.8
Unrealized losses	(0.1)	(0.1)	—	(0.2)

Estimated fair value	$19.8	$56.4	$30.4	$106.6

Due in one year or less	$13.2	$56.4	$30.4	$100.0
Due in one through three years	6.6	—	—	6.6

	$19.8	$56.4	$30.4	$106.6

For the fiscal years ended June 30, 2006, 2005 and 2004, proceeds from sales of marketable securities were $476.0, $94.6 million and $41.2 million, respectively. Realized losses on these sales during each of the fiscal years were approximately $0.1 million.

Notes to Consolidated Financial Statements (continued)

4.	Inventories

	June 30
(in millions)	2006	2005
Raw materials and supplies	$28.8	$32.8
Work in process	132.0	130.4
Finished and purchased products	63.5	65.4

	$224.3	$228.6

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $267.7 and $270.6 million higher as of June 30, 2006 and 2005, respectively. Current cost of LIFO-valued inventories was $444.1 million at June 30, 2006 and $446.0 million at June 30, 2005. The reductions in LIFO-valued inventories decreased cost of sales by $2.0 million during fiscal 2006 and $0.3 million during fiscal 2004. There was no reduction during fiscal 2005.

5.	Property, Plant and Equipment

	June 30
(in millions)	2006	2005
Land	$7.2	$7.2
Buildings and building equipment	231.8	230.5
Machinery and equipment	1,092.8	1,083.1
Construction in progress	9.9	10.3

Total at cost	1,341.7	1,331.1
Less accumulated depreciation and amortization	800.6	761.9

	$541.1	$569.2

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Land improvements	20
Buildings and building equipment	20 – 45
Machinery and equipment	5 – 30
Autos and trucks	3 – 6
Office furniture and equipment	3 – 10

Notes to Consolidated Financial Statements (continued)

6.	Goodwill and Trademarks and Trade Names, Net

Goodwill

Carpenter conducted its annual impairment review during the fourth quarter of 2006, 2005 and 2004 and determined that there was no goodwill impairment.

There were no changes to the carrying amount of goodwill during the fiscal years ended June 30, 2006, 2005 or 2004. At June 30, 2006, 2005 and 2004, the Specialty Metals Segment accounted for $34.6 million of the goodwill and the Engineered Products Segment accounted for $11.8 million.

Trademarks and Trade Names, Net

	June 30
(in millions)	2006	2005
Trademarks and trade names, at cost	$29.9	$29.9
Less accumulated amortization	(9.8)	(8.8)

Trademarks and trade names, net	$20.1	$21.1

Carpenter recorded $1.0 million of amortization expense during fiscal year 2006, and $1.1 million during fiscal years 2005 and 2004. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.0 million.

7.	Debt

Bonds and Notes

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

Notes to Consolidated Financial Statements (continued)

At fiscal year end, the Company had less than $0.1 million in outstanding foreign currency loans and $10.4 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($139.6 million) was available to the Company. In addition to this facility, the Company had $50 million available to it under an Accounts Receivable Purchase Facility (see Note 8).

For the years ended June 30, 2006, 2005 and 2004, interest expense totaled $23.6 million, $23.1 million and $23.8 million, of which $0.3 million, $0.1 million and $0.1 million, respectively, were capitalized as part of the cost of plant, equipment and software.

The weighted average interest rates for short-term borrowings during fiscal 2005 and 2004 were 2.5 percent and 2.1 percent, respectively. There were no short-term borrowings during fiscal 2006.

Long-term debt outstanding at June 30, 2006 and 2005, consists of the following:

	June 30
(in millions)	2006	2005
Senior unsecured notes, 6.625% due May 2013	$99.4	$99.3
Medium-term notes, Series B at 6.28% to 7.10% due from April 2008 to 2018 (face value of $132.0 million at June 30, 2006 and 2005)	132.7	133.0
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2006 and 2005)	100.5	100.6
Other	0.7	1.0

Total	333.3	333.9
Less amounts due within one year	0.2	0.2

Long-term debt, net of current portion	$333.1	$333.7

The carrying value of the debt has been adjusted to reflect the unrealized gain on interest rate swaps in accordance with fair value hedge accounting (see Note 9).

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2007, are $33.2 million in fiscal 2008, $23.3 million in fiscal 2009, $20.0 million in fiscal 2010, and $100.0 million in fiscal 2011.

Notes to Consolidated Financial Statements (continued)

8.	Accounts Receivable Purchase Facility

In December 2001, Carpenter entered into a $75 million three-year accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution. In March 2003, Carpenter reduced this facility to $50 million and extended the term to December 2006. Pursuant to the terms of the Purchase Facility, Carpenter sells a participating interest in certain accounts receivable to an independent financial institution. These transactions are treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

In June 2004, the Company repurchased a $10.0 million participating interest from the independent financial institution. As of June 30, 2006 and 2005, there was no utilization of the facility. Total fiscal 2006, 2005 and 2004 expenses relating to the Purchase Facility were $0.1 million, $0.2 million and $0.4 million, respectively.

9.	Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30
	2006		2005
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$413.4	$413.4	$163.8	$163.8
Marketable securities	$81.2	$81.2	$106.6	$106.6
Company-owned life insurance	$10.2	$10.2	$11.8	$11.8
Long-term debt	$333.3	$345.1	$333.9	$359.7

Commodity forwards and options	$18.0	$18.0	$7.8	$7.8
Foreign currency forwards and options	$(1.7)	$(1.7)	$1.6	$1.6

The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short-term maturities of these instruments. The carrying amount for marketable securities is based on quoted market prices. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2006 and 2005 were determined by using current interest rates.

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

In addition, the Company has historically considered the use of interest rate swaps to achieve appropriate levels of floating rate debt relative to fixed rate debt.

The Company has designated commodity forwards and options, foreign currency forwards and options and floating to fixed interest rate swaps as cash flow hedges of anticipated commodity transactions, anticipated foreign exchange transactions and scheduled interest payments, respectively. Fair values for outstanding derivative instruments that are designated as cash flow hedges are accumulated in other comprehensive income in stockholders’ equity. The fair values are released to earnings when the related hedged items impact earnings. Amounts reclassified to the Consolidated Statement of Income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign currency hedges). If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Consolidated Statement of Income. The changes in other accumulated comprehensive income associated with derivative hedging activities during the year ended June 30, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance at July 1	$3.8	$12.7	$—
Current period changes in fair value, net of tax	11.2	5.4	23.4
Reclassifications to earnings, net of tax	(9.4)	(14.3)	(10.7)

Balance at June 30	$5.6	$3.8	$12.7

The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging

Notes to Consolidated Financial Statements (continued)

instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Consolidated Statement of Income. As of June 30, 2006 and 2005, all interest rate swap agreements had been terminated. All existing fair value hedges were highly effective. As a result, there was no impact to earnings due to hedge ineffectiveness.

The hedges of intercompany receivables denominated in foreign currencies do not qualify for hedge accounting through other comprehensive income; therefore the hedges are marked to market on a quarterly basis and any gains or losses are recorded within other income, net on the Consolidated Statement of Income. All unrealized gains or losses on intercompany receivables denominated in foreign currencies are recorded in other income, net each quarter.

Any ineffectiveness is recorded in the Consolidated Statement of Income. The ineffectiveness for existing derivative instruments for the years ended June 30, 2006, 2005 and 2004 was immaterial.

As of June 30, 2006, $5.6 million after taxes of net gains from derivative instruments was included in accumulated other comprehensive loss. Gains of $5.8 million after taxes are expected to be reclassified to the Consolidated Statement of Income within one year. Losses of $0.2 million are expected to be reclassified to the Consolidated Statement of Income after one year.

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

10.	Accrued Liabilities

	June 30
(in millions)	2006	2005
Compensation	$40.8	$39.6
Employee benefits	30.4	25.5
Income taxes	28.4	18.4
Interest	5.7	5.6
Derivative financial instruments	4.7	—
Taxes, other than income	4.5	4.3
Deferred revenue	2.6	1.5
Environmental costs	1.8	1.3
Professional services	1.3	1.6
Other	13.6	17.7

	$133.8	$115.5

Notes to Consolidated Financial Statements (continued)

11.	Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. From June 1999 to December 2003, retired employees benefit payments were paid by a Voluntary Employee Benefit Association Trust (VEBA). Beginning in January 2004, benefit payments were paid from Corporate assets. During the fourth quarters of fiscal 2005 and 2004, Carpenter made voluntary cash contributions of $25.0 million into the VEBA. Prior to 2002, Carpenter contributed discretionary amounts, which have not exceeded the amount deductible for tax purposes, into the VEBA. Plan assets are primarily invested in equity securities.

In fiscal 2005, Carpenter amended the General Retirement Plan to change the maximum benefit and top-heavy rules in accordance with the Economic Growth & Tax Relief Reconciliation Act of 2001.

Carpenter uses a measurement date of June 30 for the majority of its plans.

Notes to Consolidated Financial Statements (continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

	Pension Plans		Other Postretirement Plans
(in millions)	2006	2005	2006	2005
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$832.3	$690.8	$222.6	$186.9
Service cost	19.0	15.3	2.7	2.3
Interest cost	40.4	42.0	10.7	11.3
Benefits paid	(50.0)	(48.6)	(12.2)	(12.8)
Actuarial (gain) loss	(68.6)	125.8	(42.1)	34.9
Plan amendments	—	2.6	—	—
Other	—	4.4	0.7	—

Projected benefit obligation at end of year	$773.1	$832.3	$182.4	$222.6

Change in plan assets
Fair value of plan assets at beginning of year	$797.6	$771.2	$69.0	$41.7
Actual return on plan assets	69.1	68.8	3.7	2.3
Benefits paid from plan assets	(50.0)	(48.6)	(12.2)	(12.8)
Contributions	2.7	2.8	12.0	37.8
Other	—	3.4	—	—

Fair value of plan assets at end of year	$819.4	$797.6	$72.5	$69.0

Funded status of the plans	$46.3	$(34.7)	$(109.9)	$(153.6)
Unrecognized net loss	172.6	256.4	43.4	88.5
Unrecognized prior service cost (benefit)	8.3	9.2	(51.2)	(59.0)
Unrecognized transition obligation	—	0.1	—	—

Prepaid (accrued) benefit cost	$227.2	$231.0	$(117.7)	$(124.1)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued benefit liability	$(26.4)	$(26.7)	$(117.7)	$(124.1)
Intangible asset	247.1	250.8	—	—
Accumulated other comprehensive income	6.5	6.9	—	—

Net amount recognized	$227.2	$231.0	$(117.7)	$(124.1)

Additional information
(Decrease) Increase in minimum liability included in other comprehensive income	$(0.4)	$6.3	$—	$—

Accumulated benefit obligation for all pension plans	$707.6	$767.7	N/A	N/A

Notes to Consolidated Financial Statements (continued)

Carpenter has several underfunded pension plans that are included in the data presented above. As of June 30, 2006 and 2005, the projected benefit obligation of the underfunded plans was $35.6 million and $33.5 million, the total fair value of assets was $4.7 million and $4.0 million, and the accumulated benefit obligation was $31.5 million and $31.4 million, respectively.

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits are as follows:

	Pension Plans			Other Postretirement Plans
(in millions)	2006	2005	2004	2006	2005	2004
Service cost	$19.0	$15.3	$16.5	$2.7	$2.3	$2.9
Interest cost	40.4	42.0	41.7	10.7	11.3	11.1
Expected return on plan assets	(66.2)	(64.3)	(59.6)	(5.8)	(3.6)	(1.4)
Amortization of net loss	11.9	3.9	9.3	5.1	2.7	2.6
Amortization of prior service cost (benefit)	0.9	0.7	0.8	(7.9)	(7.9)	(7.8)

Net expense (income)	$6.0	$(2.4)	$8.7	$4.8	$4.8	$7.4

The service cost component of Carpenter’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals”, in the segment data presented in Note 18.

	Pension Plans			Other Postretirement Plans
	2006	2005	2004	2006	2005	2004
Principal actuarial assumptions at June 30:

Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	6.25%	5.00%	6.25%	6.25%	5.00%	6.25%
Rate of compensation increase	3.64%	3.64%	3.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	5.00%	6.25%	6.00%	5.00%	6.25%	6.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Long-term rate of compensation increase	3.64%	3.50%	3.50%	N/A	N/A	N/A

Notes to Consolidated Financial Statements (continued)

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2006	2005
Assumed health care cost trend rate	10%	10%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost and the postretirement benefit obligation by $0.7 million and $9.4 million, respectively. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost and the postretirement benefit obligation by $0.7 million and $8.2 million, respectively.

Plan Assets

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2006 and 2005, by asset category are as follows:

	June 30,
	2006	2005
Equity securities	60.2%	61.4%
Fixed income securities	39.7	38.6
Cash and cash equivalents	0.1	—

Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Pension Committee. Management determines an asset allocation that will provide the highest level of return for an acceptable level of risk. Accordingly, Carpenter invests in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income securities.

The Company may vary the actual asset mix based on the ratio of the plan assets and liabilities. The investment policy prohibits the use of derivative financial instruments that create or add leverage to an existing security position. Management reviews the asset allocation on a quarterly basis and makes revisions as deemed necessary.

Notes to Consolidated Financial Statements (continued)

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

The assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2006 and 2005.

Cash Flows – Employer Contributions

Carpenter’s pension plan remains well funded as measured under ERISA rules, and the Company was not required to make a contribution to the plan during fiscal years 2006, 2005 or 2004. No contribution is anticipated for fiscal 2007. During the fourth quarters of fiscal 2005 and 2004, the Company made $25.0 million, voluntary contributions to a VEBA trust to fund future retiree medical expenses.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

($ millions)	Pension Benefits	Other Benefits
2007	$50.2	$13.6
2008	$50.8	$13.7
2009	$53.2	$13.8
2010	$54.9	$14.4
2011	$55.0	$15.1
2012 – 2016	$308.1	$80.8

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions were $4.8 million in fiscal 2006, $4.8 million in fiscal 2005 and $4.4 million in fiscal 2004.

Notes to Consolidated Financial Statements (continued)

12.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2006, 2005 and 2004, an additional $0.3 million, $0.5 million and $0.6 million, respectively, was accrued related to three environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2006, 2005 and 2004, were $5.9 million, $6.1 million and $6.7 million, respectively. The estimated range at June 30, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.9 million and $10.4 million.

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

Notes to Consolidated Financial Statements (continued)

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of June 30, 2006 there was approximately $2.0 million recorded related to these indemnifications.

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

Carpenter has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $377.7 million. Of this amount, $324.1 million relates to fiscal 2007, $44.9 million to fiscal 2008 and $8.7 million to fiscal 2009.

Notes to Consolidated Financial Statements (continued)

13.	Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $5.4 million (net of sub-lease rental receipts), $7.7 million and $8.2 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Future minimum payments (net of sub-lease rental receipts) for noncancelable operating leases in effect at June 30, 2006 are: $8.6 million in fiscal 2007, $7.8 million in fiscal 2008, $4.5 million in fiscal 2009, $1.6 million in fiscal 2010, $0.4 million in fiscal 2011, and $0.3 million thereafter.

14.	Share-Based Compensation

Carpenter has two share-based compensation plans for officers and key employees: a 1993 plan and a 1977 plan, and a stock-based compensation plan for directors.

1993 Plan:

The 1993 plan provides that the Board of Directors may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and performance share awards, and determine the terms and conditions of each grant. In fiscal 1998, the plan was amended to provide the Chief Executive Officer with limited authority to grant stock options and restricted stock. In October 2000, the stockholders authorized an additional 1,800,000 shares to the plan for share awards. As of June 30, 2006 and 2005, 278,178 and 282,803 shares, respectively, were reserved for options and share awards which may be granted under this plan.

Performance-based restricted share awards are earned only if Carpenter achieves certain performance goals during a specified performance period. These shares vest from one to two years from the date of the attainment of performance goals. When performance-based restricted shares are earned, compensation cost is determined and charged to expense beginning in the performance period through the vesting period. During fiscal years 2006, 2005 and 2004, 63,358 shares, 51,600 shares and 146,000 shares, respectively were earned and, $5.4 million, $3.0 million and $2.3 million, respectively, was charged to expense related to performance-based restricted shares.

Time-based restricted share awards vest from the date of grant to periods ranging principally from three to five years from the date of grant. When time-based restricted shares are awarded, compensation cost is determined using the grant-date fair value and charged to expense over the vesting period. During fiscal years 2006, 2005 and 2004, 15,950, 49,000 and 40,400 shares, respectively were granted. Amounts charged to expense for the vesting of time-based restricted shares were $1.4 million, $0.3 million and $0.6 million, respectively.

Stock option grants under this plan must be at no less than market value on the date of grant, are exercisable generally after one year of employment following the date of

Notes to Consolidated Financial Statements (continued)

grant, and will in all cases expire no more than ten years after the date of grant. In 2003, the options granted by the Board became exercisable in equal annual increments over a three-year period. There have been no options granted under this plan since 2003.

1977 Plan:

The 1977 plan provides for the granting of stock options and stock appreciation rights. Options are granted at the market value on the date of grant, are exercisable after one year of employment following the date of grant and expire no more than ten years after grant. During fiscal 2005, the Board of Directors approved the cancellation of all authorized but unissued shares under this plan. Shares reserved for past grants will be cancelled if the underlying grants expire without being exercised.

Directors’ Plan:

Carpenter has a share-based compensation plan that provides for the granting of stock options and other market-based units to non-employee Directors. Options are granted at the market value on the date of the grant and are exercisable after one year of Board service following the date of grant. Options expire ten years after the date of grant. At June 30, 2006 and 2005, 101,842 and 108,537 shares, respectively, were reserved for options which may be granted under this plan. There have been no options granted under this plan since 2004.

At least 50 percent of each Director’s retainer is awarded in stock units at each annual meeting. Directors have the option to elect the balance of the retainer in stock units. Stock units are then paid in shares of common stock following a Director’s end of Board service through death, disability or approved retirement. Units awarded at each annual meeting are forfeited when a Director leaves the Board under other circumstances before the next annual meeting. Payment of units include a lump sum or 10 or 15 annual installments.

Notes to Consolidated Financial Statements (continued)

Option Activity (all plans):

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	3,078,787	$29.13

Granted	80,000	24.40
Exercised	(499,019)	25.62
Cancelled	(82,215)	33.25

Balance at June 30, 2004	2,577,553	$29.53

Granted	—	—
Exercised	(1,774,261)	30.57
Cancelled	(9,602)	36.31

Balance at June 30, 2005	793,690	$27.13

Granted	—	—
Exercised	(500,992)	29.90
Cancelled	(7,000)	22.02

Balance at June 30, 2006	285,698	$22.40

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at 06/30/06	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable At 06/30/06	Weighted Average Exercise Price
$10 - $30	240,483	6.22	$18.90	230,483	$18.79
$30 - $51	45,215	2.75	40.99	45,215	40.99

	285,698		$22.40	275,698	$22.43

Of the options outstanding at June 30, 2006, 199,798 relate to the 1993 plan, 5,900 relate to the 1977 plan and 80,000 relate to the Directors’ Plan.

Restricted Stock Awards (all plans):

	Number of Shares	Weighted Average Fair Value
Nonvested Balance at June 30, 2005	228,400	$40.82

Time-based granted	15,950	$96.04
Performance-based earned	63,358	$115.50
Vested	(128,550)	$44.17
Forfeited	(7,425)	$47.97

Nonvested Balance at June 30, 2006	171,733	$70.68

As of June 30, 2006, $7.5 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 1.8 years.

Notes to Consolidated Financial Statements (continued)

15.	Employee Stock Ownership Plan

Carpenter has a leveraged employee stock ownership plan (“ESOP”). Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345 percent note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. The amount recorded related to the note as of June 30, 2006 and 2005 was $1.5 million and $3.4 million, respectively. The preferred stock is recorded net of related issuance costs.

The ESOP satisfies principal and interest obligations on the note as Carpenter makes contributions to the ESOP and dividends are paid on the preferred stock. As payments are made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $2.3 million in fiscal 2006, $2.2 million in fiscal 2005, and $2.1 million in fiscal 2004 to the ESOP. Compensation expense related to the plan was $0.9 million in fiscal 2006, $1.2 million in fiscal 2005 and $1.3 million in fiscal 2004.

As of June 30, 2006, the ESOP held 290.4 shares of the convertible preferred stock, consisting of 261.9 allocated shares and 28.5 unallocated shares. Each preferred share is convertible into at least 2,000 shares of common stock. There are 580,863 common shares reserved for issuance under the ESOP at June 30, 2006. The shares of preferred stock pay a cumulative annual dividend of $5,362.50 per share, are entitled to vote together with the common stock as a single class and have 2,600 votes per share. To the extent permitted by the ESOP and its trustee, the stock is redeemable at Carpenter’s option at $65,000 per share.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At June 30, 2006 and 2005, no amounts were included in noncurrent liabilities for the preferred stock guarantee as the actual share price at June 30, 2006 and 2005 was greater than the guarantee price per share.

Notes to Consolidated Financial Statements (continued)

16.	Income Taxes

Income before taxes were derived as follows:

(in millions)	2006	2005	2004
Domestic operations	$276.4	$163.4	$35.1
International operations	32.7	26.6	14.6

	$309.1	$190.0	$49.7

Carpenter’s provision (benefit) for income taxes consisted of the following:

(in millions)	2006	2005	2004
Current:
Federal	$86.1	$36.9	$2.7
State	12.5	3.9	0.4
Foreign	9.7	6.0	4.1
Deferred:
Federal	(3.6)	11.1	4.7
State	(3.8)	(5.5)	0.8
Foreign	(3.6)	2.1	1.0

	$97.3	$54.5	$13.7

Operating losses generated in fiscal 2003 were used to offset the fiscal 2004 and part of the fiscal 2005 liability.

The following is a reconciliation of the United States statutory federal income tax rate to the actual effective income tax rate:

(% of pre-tax income )	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Extraterritorial income exclusion	(1.5)	(1.3)	(1.3)
IRS and state tax examinations settlements	—	(2.2)	(4.9)
State income taxes, net of federal tax benefit	2.7	0.2	1.8
Reversal of prior year tax valuation allowances	(1.9)	(1.0)	—
Domestic manufacturing deduction	(1.0)	—	—
Nontaxable income	(0.7)	(0.9)	(3.7)
Other, net	(1.1)	(1.1)	0.7

Effective income tax rate	31.5%	28.7%	27.6%

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2006 and 2005:

(in millions)	2006	2005
Deferred tax liabilities:
Depreciation	$164.0	$163.8
Prepaid pension cost	98.1	99.6
Intangible assets	8.7	7.9
Inventories	6.9	6.0
Other	1.5	2.2

Total deferred tax liabilities	279.2	279.5

Deferred tax assets:
Postretirement provisions	62.3	52.9
Net operating loss carryforwards	22.5	26.7
Other reserve provisions	23.6	20.9
Pensions	9.2	8.9
Tax credit carryforwards	3.9	8.5
Valuation allowances	(17.6)	(23.5)

Total deferred tax assets	103.9	94.4

Net deferred tax liability	$175.3	$185.1

As of June 30, 2006, the Company had federal net operating losses of $3.6 million, state net operating losses of $311.3 million, and foreign net operating losses of $7.5 million available to be carried forward to future years. The $22.5 million deferred tax asset in 2006 consists of $1.3 million federal net operating loss carryforwards, $19.1 million state net operating loss carryforwards, and $2.1 million foreign net operating loss carryforwards.

The tax credit carryforwards in 2006 consist of $3.9 million of Foreign Tax Credits, which will begin to expire in 2010.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain of its tax net operating loss carryforwards. In 2006, the valuation allowance was $17.6 million and in 2005 the valuation allowance was $23.5 million. Under Statement of Financial Accounting Standards No. 109 (SFAS109), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable state income, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal years 2006 and 2005.

Notes to Consolidated Financial Statements (continued)

At June 30, 2006, we had undistributed earnings of international subsidiaries, amounting to $56.0 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustments for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

The American Jobs Creation Act of 2004 (“AJCA”) was enacted in October 2004. The AJCA created a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deduction for qualifying cash dividends from controlled foreign corporations. During 2006, Carpenter repatriated $25.7 million, of which $18.5 million qualified for the 85 percent dividends received deduction. The Company recorded tax expense of $1.1 million related to the repatriation. Prior to the AJCA, Carpenter did not provide deferred taxes on undistributed earnings of international subsidiaries as the Company intended to utilize these earnings to reinvest in their business operations outside the United States for an indefinite period of time.

Carpenter is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. The Company has settled all IRS examinations through June 30, 2002.

17.	Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	2006	2005	2004
Continued dumping and subsidy offset	$(4.7)	$(4.1)	$(5.2)
Interest income	(13.9)	(5.6)	(1.9)
Foreign exchange (gain) loss	(1.5)	1.4	(0.4)
Increase in equity in minority interests of unconsolidated subsidiaries	(1.6)	(0.9)	(1.0)
Other	—	0.4	0.9

	$(21.7)	$(8.8)	$(7.6)

Notes to Consolidated Financial Statements (continued)

18.	Business Segments, Geographic and Product Data

Carpenter operates in two business segments, Specialty Metals and Engineered Products. Specialty Metals includes our Specialty Alloys, Dynamet and Carpenter Powder Products business operations. These operations have been aggregated into one reportable segment because of the similarities in products, processes, customers, distribution methods and economic characteristics.

Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from Carpenter’s production plants and its distribution network and through independent distributors.

Engineered Products includes our business operations involved in the production and sale of structural ceramic products, ceramic cores for the casting industry and custom shaped bar.

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

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers. Of the sales of our Engineered Products segment, approximately 14 percent ($14.1 million), 17 percent ($21.9 million) and 18 percent ($19.8 million) of segment sales were to one customer in fiscal 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements (continued)

Geographic Data

(in millions)	2006	2005	2004
Net Sales:(a)
United States	$1,071.8	$949.2	$743.3
Europe	287.3	193.9	137.6
Asia Pacific	77.0	67.8	46.1
Mexico	64.8	61.9	50.9
Canada	39.6	21.9	21.9
Other	27.7	19.5	16.9

Consolidated net sales	$1,568.2	$1,314.2	$1,016.7

Long-lived assets:
United States	$854.3	$888.6	$930.5
Europe	17.9	16.9	18.3
Asia Pacific	11.8	11.2	10.6
Mexico	3.1	3.6	3.5
Canada	0.2	0.2	0.3
Other	1.3	1.3	1.2

Consolidated long-lived assets	$888.6	$921.8	$964.4

(a)	Net sales were attributed to countries based on the location of the customer.

Product Data

(in millions)	2006	2005	2004
Special alloys	$703.8	$515.6	$369.6
Stainless steels	528.1	531.9	447.8
Titanium products	176.3	112.5	73.4
Ceramics and other materials	102.2	98.7	82.9
Tool and other steels	57.8	55.5	43.0

Total net sales	$1,568.2	$1,314.2	$1,016.7

Notes to Consolidated Financial Statements (continued)

Segment Data

(in millions)	2006	2005	2004
Net Sales:
Specialty Metals	$1,467.1	$1,188.3	$909.1
Engineered Products	102.9	129.1	110.0
Intersegment	(1.8)	(3.2)	(2.4)

Consolidated net sales	$1,568.2	$1,314.2	$1,016.7

Operating Income:
Specialty Metals	$311.8	$183.9	$71.5
Engineered Products	17.1	22.2	14.4
Gain on sale of business	—	8.7	—
Corporate costs	(28.2)	(25.2)	(20.9)
Pension earnings, interest & deferrals	10.4	14.7	3.1
Intersegment	(0.4)	(0.1)	—

Consolidated operating income	$310.7	$204.2	$68.1

Total Assets:
Specialty Metals	$1,066.3	$1,033.8	$1,015.7
Engineered Products	66.5	70.7	79.9
Corporate assets	755.1	548.9	360.6

Consolidated total assets	$1,887.9	$1,653.4	$1,456.2

Depreciation:
Specialty Metals	$41.1	$41.9	$43.6
Engineered Products	3.9	4.5	4.8
Corporate	0.8	0.4	0.8

Consolidated depreciation	$45.8	$46.8	$49.2

Amortization:
Specialty Metals	$1.6	$2.8	$7.0
Engineered Products	0.2	0.2	0.3
Corporate	—	0.4	0.6

Consolidated amortization	$1.8	$3.4	$7.9

Capital Expenditures, including software:
Specialty Metals	$14.7	$7.6	$5.7
Engineered Products	2.5	2.8	1.9
Corporate	2.1	3.4	0.4

Consolidated capital expenditures, including software	$19.3	$13.8	$8.0

Notes to Consolidated Financial Statements (continued)

19.	Divestiture

During 2005, Carpenter sold Carpenter Specialty Products Corporation (CSPC), a business unit within the Engineered Products Group (EPG) segment. The operating results of CSPC were included within the EPG segment prior to the disposal. The total sale price of $19.5 million exceeded the carrying value by approximately $8.7 million. Consideration received in the sale included net cash proceeds of $15.4 million, a $3.0 million long-term note receivable and a $1.1 million current receivable representing final working capital adjustments. The $3.0 million note was included within “Other assets” while the $1.1 million working capital adjustment was included within “Other current assets” on the balance sheet. The $8.7 million gain on sale was included within “Gain on sale of business” on the consolidated statement of income and in the segment data.

Due to the immateriality of these operations compared to Carpenter’s overall operations, the divestiture of CSPC was not accounted for as discontinued operations in accordance with FASB 144.

20.	Supplemental Data

The following are additional required disclosures and other material items:

(in millions)	2006	2005	2004
Cost Data:
Repairs and maintenance costs	$52.2	$48.2	$44.1

Cash Flow Data:
Cash paid during the year for:
Interest payments, net of amounts capitalized	$23.3	$20.8	$23.5
Income tax payments, net	$78.1	$18.6	$—

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(11.0)	$(12.1)	$(13.8)
Minimum pension liability adjustment	(4.0)	(4.3)	(0.4)
Net unrealized gains on derivatives	5.6	3.6	12.7

	$(9.4)	$(12.8)	$(1.5)

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are normally influenced by seasonal factors. Historically, the first two fiscal quarters (three months ending September 30 and December 31) are typically the lowest principally because of annual plant vacation and maintenance shutdowns by Carpenter and by many of its customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern.

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal 2006
Net sales	$346.0	$345.7	$426.0	$450.5

Gross profits	$91.7	$93.8	$124.1	$126.6

Operating income	$63.7	$63.9	$92.3	$90.9

Net income	$40.1	$42.9	$60.8	$68.0

Fiscal 2005
Net sales	$297.6	$312.1	$342.1	$362.4

Gross profits	$63.4	$74.5	$85.2	$92.9

Operating income	$35.7	$44.9	$56.6	$66.9

Net income	$19.8	$32.5	$35.3	$47.8

Earnings per common share
Fiscal 2006

Basic earnings	$1.59	$1.69	$2.39	$2.66

Diluted earnings	$1.54	$1.65	$2.32	$2.58

Fiscal 2005

Basic earnings	$0.83	$1.33	$1.43	$1.92

Diluted earnings	$0.80	$1.28	$1.38	$1.86

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding (in millions)
Fiscal 2006
Basic	25.0	25.2	25.3	25.4
Diluted	25.9	26.0	26.1	26.2
Fiscal 2005
Basic	23.5	24.1	24.4	24.7
Diluted	24.5	25.1	25.4	25.6

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

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Listed below are the names of our corporate executive officers, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for J. Michael Fitzpatrick, who joined Carpenter on February 14, 2006; M. David Kornblatt, who joined Carpenter on July 5, 2006; and Dennis M. Oates, who joined Carpenter September 30, 2003; and Barry J. Chapman, who joined Carpenter August 28, 2006.

Robert J. Torcolini was elected Chairman, President and Chief Executive Officer on July 1, 2003. Mr. Torcolini had been President and Chief Operating Officer and Director, since July 1, 2002, Senior Vice President – Engineered Products Operations, since January 31, 2002, President of Dynamet, Incorporated, a subsidiary of Carpenter since February 28, 1997 and was Vice President – Manufacturing Operations – Specialty Alloys Operations from January 29, 1993 through February 27, 1997. On June 19, 2006, Mr. Torcolini publicly announced his intent to retire upon appointment of his successor by the Board of Directors.

J. Michael Fitzpatrick was elected Vice Chairman on February 14, 2006. Dr. Fitzpatrick continues as a member of the Board of Directors of Carpenter, on which he has served since 1997. Dr. Fitzpatrick was formerly President and Chief Operating Officer of Philadelphia-based Rohm and Haas Company. While at Rohm and Haas, he held positions in research and marketing and had general management responsibilities for 13 years in Brazil, Italy, Mexico and the United Kingdom. After returning to the U.S., he later became President and COO.

M. David Kornblatt was elected Senior Vice President – Finance and Chief Financial Officer effective July 5, 2006. Mr. Kornblatt most recently served as Vice President and Chief Financial Officer at York International, prior to its acquisition by Johnson Controls in December 2005. York International is a global manufacturer of heating, air conditioning and refrigeration products. At York International, Mr. Kornblatt had responsibility for audit, corporate accounting, financial planning and analysis, information technology, investor relations, tax, and treasury. Prior to joining York International, Mr. Kornblatt was the Director of Taxes-Europe for The Gillette Company in London, England.

Terrence E. Geremski served as Senior Vice President – Finance and Chief Financial Officer from January 29, 2001 through July 4, 2006. In July 2006, Mr. Geremski was elected Senior Vice President. Mr. Geremski retired from Carpenter effective August 1, 2006. Mr. Geremski was previously employed by Guilford Mills, Inc. in various financial positions from 1992 through August 2000, with the most current position held being Executive Vice President and Chief Financial Officer.

Dennis M. Oates was elected Senior Vice President – Specialty Alloys Operations effective July 1, 2004. Prior to that, Mr. Oates held the following position within Carpenter: Senior Vice President – Engineered Products Operations from September 30, 2003 through June 30, 2004. From July 2002 until September 2003, Mr. Oates operated Oates & Associates, a consulting organization specializing in strategic evaluations and reorganizations of U.S.-based manufacturing companies. From 1997 until July 2002, Mr. Oates served as President and Chief Executive Officer of TW Metals, a privately held metals distribution and processing company. Mr. Oates was also President and Chief Operating Officer from December 1995 through March 1997 for Connell Limited Partnership, a privately held company that operated six metals businesses. From 1974 through 1995 Mr. Oates held various positions of increasing responsibility with Lukens Steel Company, a producer of steel plates and a subsidiary of Lukens Inc., a NYSE company with various steel and specialty metals products. Mr. Oates’ last position with Lukens Steel was as President and Chief Operating Officer.

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

Barry J. Chapman was elected Vice President, Human Resources effective August 28, 2006. In his most recent assignment, Mr. Chapman spent four years serving as Vice President – Human Resources for Olympus America Inc., a $2 billion U.S. subsidiary of Olympus, a global leader in the medical devices and consumer electronics industries. Prior to that, Mr. Chapman served as Vice President – Human Resources for Volvo Trucking of North Carolina and as Vice President – Employee Relations for Navistar International Truck and Engine Corporation.

Name	Age	Positions	Assumed Present Position
Robert J. Torcolini	55	Chairman, President and Chief Executive Officer Director	July 2003

J. Michael Fitzpatrick	59	Vice Chairman and Director	February 2006

M. David Kornblatt	46	Senior Vice President – Finance & Chief Financial Officer	July 2006

Terrence E. Geremski	59	Senior Vice President	July 2006

Dennis M. Oates	53	Senior Vice President – Specialty Alloys Operations	July 2005

Michael L. Shor	47	Senior Vice President – Engineered Products Operations	July 2005

David A. Christiansen	51	Vice President, General Counsel & Secretary	November 2002

Barry J. Chapman	48	Vice President, Human Resources	August 2006

The information required as to directors is incorporated herein by reference to the fiscal 2006 definitive Proxy Statement under the caption “Election of Directors.”

On November 11, 2005, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2005, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2006 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the fiscal 2006 definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Item 13. Certain Relationships and Related Transactions

Not applicable

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2006 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.

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

CARPENTER TECHNOLOGY CORPORATION

By	/s/ M. David Kornblatt
M. David Kornblatt
Senior Vice President – Finance &
Chief Financial Officer

Date: August 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert J. Torcolini Robert J. Torcolini	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2006

/s/ M. David Kornblatt M. David Kornblatt	Senior Vice President – Finance & Chief Financial Officer (Principal Financial Officer)	August 29, 2006

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	Vice Chairman and Director	August 29, 2006

/s/ Richard L. Simons Richard L. Simons	Vice President and Corporate Controller (Principal Accounting Officer)	August 29, 2006

* Carl G. Anderson, Jr.	Director	August 29, 2006

* Marillyn A. Hewson	Director	August 29, 2006

* Martin Inglis	Director	August 29, 2006

* Gregory A. Pratt	Director	August 29, 2006

* Peter N. Stephans	Director	August 29, 2006

* Kathryn C. Turner	Director	August 29, 2006

* Jeffrey Wadsworth	Director	August 29, 2006

* Stephen M. Ward, Jr.	Director	August 29, 2006

Original Powers of Attorney authorizing David A. Christiansen or M. David Kornblatt to sign this Report on behalf of: Carl G. Anderson, Jr., J. Michael Fitzpatrick, Marillyn A. Hewson, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Robert J. Torcolini, Kathryn C. Turner, Stephen M. Ward, Jr. and Jeffrey Wadsworth are being filed with the Securities and Exchange Commission.

*By	/s/ David A. Christiansen
David A. Christiansen
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2006

Allowance for doubtful accounts receivable	$4.8	$0.2	$—	$(1.2)	$3.8

Deferred tax valuation allowance	$23.5	$—	$0.4	$(6.3)	$17.6

Year ended June 30, 2005

Allowance for doubtful accounts receivable	$3.6	$1.5	$—	$(0.3)	$4.8

Deferred tax valuation allowance	$23.5	$—	$—	$—	$23.5

Year ended June 30, 2004

Allowance for doubtful accounts receivable	$3.2	$1.3	$—	$(0.9)	$3.6

Deferred tax valuation allowance	$18.6	$4.9	$—	$—	$23.5

EXHIBIT INDEX

Exhibit No.		Title	Page
3.		Articles of Incorporation and By-Laws

	(A)	Restated Certificate of Incorporation dated October 26, 1998 is incorporated here in by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed on September 9, 2005.

	(B)	By-Laws, amended as of August 24, 2006 are attached as an Exhibit to this Annual Report on Form 10-K.

4.		Instruments Defining Rights of Security Holders, Including Indentures

	(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

	(B)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

	(C)	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

	(D)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 (File No. 33-51613) filed January 6, 1994.

	(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

	(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

	(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

	(I)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

	(J)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

10.		Material Contracts

	(A)	Supplemental Retirement Plan for Executive Officers, amended as of January 1, 2004, is incorporated herein by reference to Exhibit 10(B) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

	(B)	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

	(C)	Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended as of January 1, 2005, is incorporated herein by reference to Exhibit 99.1 of Carpenter’s Form 8-K dated August 17, 2005.

	(D)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, amended as of January 1, 2005, is incorporated herein by reference to Exhibit 99.1 of Carpenter’s Form 8-K dated August 17, 2005.

(E)	Executive Bonus Compensation Plan, amended as of July 1, 2002 is incorporated herein by reference to Exhibit 10(G) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002.

(F)	Stock-Based Incentive Compensation Plan For Non-Employee Directors, amended as of October 22, 2001, is incorporated herein by reference to Exhibit 10(G) of Carpenter’s 2005 Annual Report on Form 10-K filed on September 9, 2005.

(G)	Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of December 9, 1993, and amended as of January 1, 2004, is incorporated herein by reference to Exhibit 10(H) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

(H)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated by reference to Exhibit 10(I) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004 and the amendments thereof are incorporated herein by reference to Exhibit 10 (I) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(I)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: Barry J. Chapman, David A. Christiansen, J. Michael Fitzpatrick, Terrence E. Geremski (retired as of August 1, 2006), M. David Kornblatt, Dennis M. Oates, Michael L. Shor and Robert J. Torcolini is incorporated herein by reference to Exhibit 10 (J) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(J)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, amended as of June 27, 2002, is incorporated herein by reference to Exhibit 10(L) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002.

(K)	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001, is attached as an Exhibit to this Annual Report on Form 10-K.

(L)	Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: Barry J. Chapman, David A. Christiansen, J. Michael Fitzpatrick, Terrence E. Geremski (retired as of August 1, 2006), M. David Kornblatt, Dennis M. Oates, Michael L. Shor and Robert J. Torcolini is attached as an Exhibit to this Annual Report on Form 10-K.

(M)	Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of December 9, 1993 is attached as an Exhibit to this Annual Report on Form 10-K.

(N)	Benefit Equalization Plan of Carpenter Technology Corporation, restated as of December 9, 1993 is attached as an Exhibit to this Annual Report on Form 10-K.

(O)	Second Amendment dated August 21, 2003, to Five-Year Revolving Credit Agreement dated November 20, 2001, among Carpenter and certain of its subsidiaries as Borrowers and Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan and a number of other financial institutions as lenders is incorporated herein by reference to Exhibit 10(O) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(P)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10(O) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004 and the amendments thereof are incorporated herein by reference to Exhibit 10 (O) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(Q)	Five-Year Revolving Credit Agreement dated as of August 31, 2005 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association, JPMorgan Chase Bank and PNC Bank as Lenders is incorporated herein by reference to Exhibit 10 (P) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(R)	Receivables Purchase Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10(iii) of Carpenter’s Form 10-Q for the quarter ended December 31, 2001 filed February 14, 2002.

(S)	First Amendment dated November 2, 2004 to the Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp is incorporated herein by reference to Exhibit 10(R) of Carpenter’s Annual Report on Form 10-K filed September 9, 2005.

	(T)	Second, Third and Fourth Amendments to Receivables Purchase Agreement dated July 1, 2003, June 29, 2004 and November 2, 2004, respectively, among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association are incorporated herein by reference to Exhibit 10 (S) of Carpenter’s Annual Report on Form 10-K filed September 9, 2005.

12.		Computations of Ratios of Earnings to Fixed Charges (unaudited)

21.		Subsidiaries of the Registrant

23.		Consent of Experts and Counsel Consent of Registered Public Accounting Firm

24.		Powers of Attorney Powers of Attorney in favor of M. David Kornblatt or David A. Christiansen

31.		Rule 13a-14(a)/15d-14(a) Certifications A. Certification of Robert J. Torcolini B. Certification of M. David Kornblatt

32.		Section 1350 Certifications Certifications of Robert J. Torcolini and M. David Kornblatt

99.		Additional Exhibits Agreement to Furnish Debt Instruments