Form 10-K/A
CARPENTER TECHNOLOGY CORP
filed 2006-09-12
CIK 17843

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2006 definitive Proxy Statement.

TABLE OF CONTENTS

PART III

10. Directors and Executive Officers of the Registrant	3

Explanatory Note

Carpenter Technology Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on August 29, 2006 (the “Original Filing”). The purpose of this filing is solely to amend the dates of service in various positions indicated for Mr. Terrence E. Geremski.

This Amendment does not reflect any developments since the date of the Original Filing. No other changes have been made to the Original Filing and this Amendment does not amend, update, or change any financial statements or other disclosures contained in the Original Filing, which is incorporated herein by reference.

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

Terrence E. Geremski served as Senior Vice President – Finance and Chief Financial Officer from January 29, 2001 through June 30, 2006.  Effective July 1, Mr. Geremski was elected Senior Vice President.  Mr. Geremski retired from Carpenter effective August 1, 2006. Mr. Geremski was previously employed by Guilford Mills, Inc. in various financial positions from 1992 through August 2000, with the most current position held being Executive Vice President and Chief Financial Officer.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By	/s/ M. David Kornblatt
M. David Kornblatt
Senior Vice President – Finance &
Chief Financial Officer

Date: September 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert J. Torcolini Robert J. Torcolini	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2006

/s/ M. David Kornblatt M. David Kornblatt	Senior Vice President – Finance & Chief Financial Officer (Principal Financial Officer)	September 12, 2006

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	Vice Chairman and Director	September 12, 2006

/s/ Richard L. Simons Richard L. Simons	Vice President and Corporate Controller (Principal Accounting Officer)	September 12, 2006

* Carl G. Anderson, Jr.	Director	September 12, 2006

* Marillyn A. Hewson	Director	September 12, 2006

* Martin Inglis	Director	September 12, 2006

* Gregory A. Pratt	Director	September 12, 2006

* Peter N. Stephans	Director	September 12, 2006

*

Kathryn C. Turner	Director	September 12, 2006

* Jeffrey Wadsworth	Director	September 12, 2006

* Stephen M. Ward, Jr.	Director	September 12, 2006

Original Powers of Attorney authorizing David A. Christiansen or M. David Kornblatt to sign this Report on behalf of: Carl G. Anderson, Jr., J. Michael Fitzpatrick, Marillyn A. Hewson, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Robert J. Torcolini, Kathryn C. Turner, Stephen M. Ward, Jr. and Jeffrey Wadsworth were filed with the Securities and Exchange Commission with the Original Filing.

*By	/s/ David A. Christiansen
David A. Christiansen
Attorney-in-fact

EXHIBIT INDEX

23.1	Consent of Independent Registered Public Accounting Firm
31.	Rule 13a-14(a)/15d-14(a) Certifications A. Certification of Robert J. Torcolini B. Certification of M. David Kornblatt

32.	Section 1350 Certifications Certifications of Robert J. Torcolini and M. David Kornblatt

CERTIFICATIONS OF PERIODIC REPORTS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Torcolini, Chairman, President and Chief Executive Officer of Carpenter Technology Corporation (the “Registrant”), certify that:

1.	I have reviewed this Annual Report on Form 10-K (the “Report”) of the Registrant;

2.

Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)

Disclosed in this Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter(the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: September 12, 2006	/s/ Robert J. Torcolini
Robert J. Torcolini, Chairman, President and Chief Executive Officer

CERTIFICATIONS OF PERIODIC REPORTS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, M. David Kornblatt, Senior Vice President - Finance & Chief Financial Officer of Carpenter Technology Corporation (the “Registrant”), certify that:

1.	I have reviewed this Annual Report on Form 10-K/A (the “Report”) of the Registrant;

2.

Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)

Disclosed in this Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter(the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: September 12, 2006	/s/ M. David Kornblatt
M. David Kornblatt, Senior Vice President -
Finance & Chief Financial Officer

CERTIFICATION OF PERIODIC FINANCIAL REPORTS PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-K/A Report of Carpenter Technology Corporation (the “Issuer”) on Form 10-K/A for the year ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Robert J. Torcolini, Chairman, President and Chief Executive Officer of the Issuer, and I, M. David Kornblatt, Senior Vice President-Finance and Chief Financial Officer of the Issuer, each hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and that information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: September 12, 2006

/s/ Robert J. Torcolini	/s/ M. David Kornblatt
Robert J. Torcolini	M. David Kornblatt
Chairman, President and	Senior Vice President-Finance
Chief Executive Officer	and Chief Financial Officer