Form 10-Q
period 2006-09-30
CARPENTER TECHNOLOGY CORP
filed 2006-11-03
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:  ☑                    Accelerated filer:  ☐                    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2006.

Common stock, $5 par value	25,567,820
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2006 and June 30, 2006

(in millions, except share data)

	September 30 2006	June 30 2006
ASSETS
Current assets:
Cash and cash equivalents	$254.5	$352.8
Marketable securities	290.0	141.8
Accounts receivable, net	229.8	234.7
Inventories	233.7	224.3
Deferred income taxes	15.5	13.7
Other current assets	40.6	32.0

Total current assets	1,064.1	999.3
Property, plant and equipment, net	536.4	541.1
Prepaid pension cost	247.0	247.1
Goodwill	46.4	46.4
Trademarks and trade names, net	19.9	20.1
Other assets	33.9	33.9

Total assets	$1,947.7	$1,887.9

LIABILITIES
Current liabilities:
Accounts payable	$162.9	$137.4
Accrued liabilities	130.7	133.8
Current portion of long-term debt	0.2	0.2

Total current liabilities	293.8	271.4
Long-term debt, net of current portion	332.9	333.1
Accrued postretirement benefits	99.4	102.2
Deferred income taxes	183.2	189.0
Other liabilities	47.3	45.9

Total liabilities	$956.6	$941.6

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 287.7 shares and 290.4 shares at September 30, 2006 and June 30, 2006, respectively	$17.8	$18.0
Common stock – authorized 100,000,000 shares; issued 26,511,836 and 26,505,018 shares at September 30, 2006 and June 30, 2006, respectively	132.6	132.5
Capital in excess of par value	294.8	294.2
Reinvested earnings	594.9	549.8
Common stock in treasury (973,644 shares and 990,610 shares at September 30, 2006 and June 30, 2006, respectively), at cost	(36.7)	(37.3)
Deferred compensation	(1.5)	(1.5)
Accumulated other comprehensive loss	(10.8)	(9.4)

Total stockholders’ equity	999.1	946.3

Total liabilities and stockholders’ equity	$1,947.7	$1,887.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three months ended September 30, 2006 and 2005

(in millions, except per share data)

	Three Months Ended September 30,
	2006	2005
NET SALES	$404.5	$346.0
Cost of sales	300.6	254.3

Gross profit	103.9	91.7
Selling and administrative expenses	30.8	28.0

Operating income	73.1	63.7
Interest expense	5.8	6.0
Other income, net	(5.9)	(3.0)

Income before income taxes	73.2	60.7
Income tax expense	22.0	20.6

NET INCOME	$51.2	$40.1

EARNINGS PER COMMON SHARE:
Basic	$1.99	$1.59

Diluted	$1.94	$1.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.5	25.0

Diluted	26.3	25.9

Cash dividends per common share	$0.225	$0.150

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three months ended September 30, 2006 and 2005

(in millions)

	Three Months Ended September 30
	2006	2005
Net income	$51.2	$40.1
Net (loss) gain on derivative instruments, net of tax benefits (expense) of $1.6 and ($1.5), respectively	(2.7)	2.6
Foreign currency translation gain (loss)	1.3	(0.6)

Comprehensive income	$49.8	$42.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the three months ended September 30, 2006 and 2005

(in millions)

	September 30 2006	September 30 2005
OPERATING ACTIVITIES:
Net income	$51.2	$40.1
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	11.5	11.0
Amortization	0.4	0.6
Deferred income taxes	(6.1)	0.3
Net pension expense	1.2	2.7
Net loss on asset disposals	0.1	0.2
Changes in working capital and other:
Receivables	5.1	4.3
Inventories	(8.6)	(25.6)
Other current assets	(8.0)	0.5
Accounts payable	25.4	(12.4)
Accrued current liabilities	(3.5)	(10.1)
Other, net	(4.7)	(1.3)

Net cash provided from operating activities	64.0	10.3

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(7.3)	(5.7)
Proceeds from disposals of plant and equipment	0.2	0.2
Purchases of marketable securities	(265.6)	(49.6)
Sales of marketable securities	117.4	53.6

Net cash used for investing activities	(155.3)	(1.5)

FINANCING ACTIVITIES:
Payments on long-term debt	(0.1)	—
Dividends paid	(6.1)	(4.1)
Tax benefits on share-based compensation	0.1	—
Proceeds from common stock options exercised	0.1	3.1

Net cash used for financing activities	(6.0)	(1.0)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(98.3)	8.0
Cash and cash equivalents at beginning of period	352.8	159.5

Cash and cash equivalents at end of period	$254.5	$167.5

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement are reflected in the interim periods presented. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. The June 30, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2006 Annual Report on Form 10-K.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt this new accounting guidance effective the first quarter of fiscal 2009. The Company is currently evaluating the provisions of SFAS 157, but the adoption is not expected to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS 158 is effective for Carpenter for the year-end fiscal 2007 financial statements. Application of this standard at June 30, 2006 would have resulted in a decrease to prepaid pension cost of approximately $170 million, an increase in other liabilities of approximately $11 million, a decrease to other postretirement benefits of $8 million, a decrease in deferred tax liability of $66 million, and a decrease to stockholders’ equity of $107 million. The adoption of SFAS 158 will not impact the Company’s key financial debt covenant ratios. However, the effect at the adoption date of June 30, 2007 or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating this Interpretation during the current fiscal year to determine its potential impact when effective.

In May 2005, The FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”) effective for years beginning after December 15, 2005. The adoption of this Statement did not have an effect on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2.	Financial Statement Revision

Certain prior year amounts have been revised to present variable rate demand notes (“VRDN’s”) or other financial instruments properly as marketable securities or cash equivalents, based on the underlying characteristics of the investments. As a result, the September 30, 2005 Consolidated Statement of Cash Flows and June 30, 2006 Consolidated Balance Sheet have been revised to reflect the proper classification of these securities. This revision had no impact on Carpenter’s net income, changes in stockholders’ equity, net cash provided from operating activities or Free Cash Flow. The effects of this revision are as follows.

	Three Months Ended September 30, 2005
(in millions)	As Originally Reported	As Revised
Statement of Cash Flows:
Purchases of marketable securities	$(73.9)	$(49.6)
Sales of marketable securities	$72.3	$53.6
Net cash used for investing activities	$(7.1)	$(1.5)
Increase in cash and cash equivalents	$2.4	$8.0
Cash and cash equivalents at beginning of period	$163.8	$159.5
Cash and cash equivalents at end of period	$166.2	$167.5

	June 30, 2006
(in millions)	As Originally Reported	As Revised
Balance Sheet:
Cash and cash equivalents	$413.4	$352.8
Marketable securities	$81.2	$141.8
Total current assets	$999.3	$999.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Earnings Per Common Share

The calculations of earnings per share for the three months ended September 30, 2006 and 2005 are shown below.

	Three Months Ended September 30
(in millions, except per share data)	2006	2005
Basic:
Net income	$51.2	$40.1
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)

Earnings available for common stockholders	$50.8	$39.7

Weighted average number of common shares outstanding	25.5	25.0

Basic earnings per common share	$1.99	$1.59

Diluted:
Net income	$51.2	$40.1
Assumed shortfall between common and preferred dividend	(0.2)	(0.2)

Earnings available for common stockholders	$51.0	$39.9

Weighted average number of common shares outstanding	25.5	25.0
Assumed conversion of preferred shares	0.6	0.7
Effect of shares issuable under stock option plans	0.2	0.2

Adjusted weighted average common shares	26.3	25.9

Diluted earnings per common share	$1.94	$1.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

4.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of September 30, 2006 and June 30, 2006. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of September 30, 2006 and June 30, 2006.

September 30, 2006

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$21.0	$253.8	$15.2	$290.0
Unrealized losses	—	—	—	—

Estimated fair value	$21.0	$253.8	$15.2	$290.0

Due in one year or less	$21.0	$229.9	$15.2	$266.1
Due in one through three years	—	23.9	—	23.9

	$21.0	$253.8	$15.2	$290.0

June 30, 2006

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$23.4	$101.3	$17.1	$141.8
Unrealized losses	—	—	—	—

Estimated fair value	$23.4	$101.3	$17.1	$141.8

Due in one year or less	$23.4	$101.3	$17.1	$141.8

For the three months ended September 30, 2006, proceeds from sales of marketable securities were $117.4 million. Realized losses on these sales were less than $0.1 million. For the three months ended September 30, 2005, proceeds from sales of marketable securities were $53.6 million. Realized losses on these sales were less than $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

5.	Inventories

(in millions)	September 30 2006	June 30 2006
Raw materials and supplies	$31.5	$28.8
Work in process	142.3	132.0
Finished and purchased products	59.9	63.5

Total inventory	$233.7	$224.3

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $26.2 million for the three months ended September 30, 2006 and decreased cost of sales by $3.7 million for the three months ended September 30, 2005.

6.	Accrued Liabilities

(in millions)	September 30 2006	June 30 2006
Income taxes	$49.8	$28.4
Employee benefits	25.5	30.4
Compensation	17.7	40.8
Interest	7.7	5.7
Derivative financial instruments	5.1	4.7
Taxes, other than income	4.8	4.5
Deferred revenue	2.6	2.6
Environmental costs	1.7	1.8
Professional services	1.6	1.3
Other	14.2	13.6

	$130.7	$133.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months ended September 30, 2006 and 2005 are as follows:

	Pension Plans		Other Postretirement Plans
Three months ended September 30: (in millions)	2006	2005	2006	2005
Service cost	$4.3	$4.6	$0.6	$0.7
Interest cost	11.6	10.0	2.7	2.7
Expected return on plan assets	(16.8)	(16.3)	(1.5)	(1.5)
Amortization of net loss	1.6	3.0	0.5	1.3
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net expense	$0.9	$1.5	$0.3	$1.2

8.	Contingencies

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material on an annual or periodic basis. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three months ended September 30, 2006 or 2005. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2006 was $5.9 million. The estimated range at September 30, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.9 million and $10.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of September 30, 2006, there is approximately $2.0 million recorded related to these indemnifications.

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

Carpenter has a leveraged employee stock ownership plan (“ESOP”). Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345 percent note, which is included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. At September 30, 2006, the ESOP held 287.7 shares of convertible preferred stock. Each preferred share is convertible into at least 2,000 shares of common stock.

As a provision of the ESOP, participants are guaranteed a common share price of $32.50 per share upon conversion. At September 30, 2006 and June 30, 2006, no amounts are included in noncurrent liabilities for the preferred stock guarantee as the actual price at September 30, 2006 and June 30, 2006 was greater than the guaranteed price per share.

10.	Other Income

Other income, net consists of the following:

	Three months ended
(in millions)	September 30 2006	September 30 2005
Interest income	$(5.3)	$(2.3)
Increase in equity in minority interests of unconsolidated subsidiaries	(0.3)	(0.2)
Foreign exchange gain	—	(0.4)
Other	(0.3)	(0.1)

	$(5.9)	$(3.0)

11.	Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In the recent first quarter, Carpenter’s income tax provision was reduced by $4.0 million reflecting the reversal of certain deferred tax valuation allowances due to changes in specific state tax laws and an improved outlook regarding the ability to use those benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

12.	Business Segments

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

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers. For our Engineered Products segment, sales of approximately 23 percent ($6.4 million) and 18 percent ($4.5 million) were to one customer for the three months ended September 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

	Three Months Ended September 30
(in millions)	2006	2005
Net sales:
Specialty Metals	$377.2	$321.3
Engineered Products	28.0	25.1
Intersegment	(0.7)	(0.4)

Consolidated net sales	$404.5	$346.0

Operating income:
Specialty Metals	$71.9	$61.0
Engineered Products	5.4	5.2
Corporate costs	(7.9)	(5.1)
Pension earnings, interest & deferrals	3.6	2.6
Intersegment	0.1	—

Consolidated operating income	$73.1	$63.7

(in millions)	September 30, 2006	June 30, 2006
Total assets:
Specialty Metals	$1,074.9	$1,066.3
Engineered Products	67.8	66.5
Corporate assets	805.0	755.1

Consolidated total assets	$1,947.7	$1,887.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005:

Operating Performance Overview

For the first fiscal quarter ended September 30, 2006, we reported net income of $51.2 million or $1.94 per diluted share. This was a 28 percent increase from net income for the same period a year ago. Our results reflected solid demand across several key end-use markets, increased sales of higher value products, and our continued focus on cost through lean and variation reduction.

Net sales

Net sales for the three months ended September 30, 2006 were $404.5 million, which was a 17 percent increase over the same period a year ago. Sales benefited from higher surcharges, base price increases and increased sales of higher value materials. Excluding surcharge revenue, sales increased 10 percent from the first quarter a year ago.

In terms of end-use markets, sales to the aerospace market increased 34 percent from the first quarter a year ago to $158.1 million. Demand for titanium materials used in the manufacture of fasteners for commercial and military aircraft was particularly robust during the quarter. Additionally, we experienced solid demand for our specialty alloys used in the manufacture of aircraft engines and airframe structural components. Sales of our ceramic cores used in the casting of turbine blades for aircraft engines also increased.

Automotive and truck market sales grew 23 percent from the first quarter a year ago to $51.8 million. Demand for high temperature alloys used in automotive engine components and specialty alloys and stainless steels used in automotive safety devices such as airbag sensors contributed to the increase.

Industrial sector sales increased 13 percent from the first quarter a year ago to $88.3 million. Sales to the industrial market primarily benefited from increased sales of materials used in the manufacture of capital equipment and higher value products sold to independent distributors. Beginning with this quarter, sales to the oil and gas sector are no longer included in industrial market sales. These sales are included in a new category for Carpenter titled energy, which also includes sales to the power generation sector. We are now segregating sales in this manner due to our increased focus on the energy market.

Sales to the consumer market increased 2 percent to $47.8 million from a year ago. Increased sales of higher value strip products used in thermostats and consumer electronic applications were partially offset by reduced sales to the sporting goods market.

Sales to the energy market of $28.8 million were relatively flat with a year ago. Sales to the oil and gas sector increased 67 percent from the same quarter a year ago and benefited from profitable market share gains as well as growth with key customers. Offsetting this growth was lower sales to the power generation sector due to the timing of shipments to customers.

Sales to the medical market decreased 7 percent to $29.7 million in the first quarter from a year ago. Although the strong growth fundamentals in this market are unchanged, demand declined due to inventory adjustments taking place within the supply chain.

Geographically, sales outside the United States increased 20 percent from the same quarter a year ago to $123.0 million. International sales, which represented 30 percent of total sales, reflected strong demand for higher value materials, particularly from the aerospace market.

Gross profit

Our gross profit in the first quarter increased 13 percent to $103.9 million, or 25.7 percent of sales, from $91.7 million, or 26.5 percent of sales, in the same quarter a year ago. The decline in gross profit as a percent of sales was directly attributable to the significant increase in surcharge revenue collected. The increase in surcharge revenue primarily reflected the change in nickel prices, which were 100 percent higher, on average, compared to a year ago and had a dilutive effect of 120 basis points on gross margin. Cost of sales in the first quarter of fiscal 2006 included a charge of $26.2 million to value inventories using the last-in, first-out (LIFO) method of accounting, due primarily to the rising nickel costs. For the same period a year ago, cost of sales included a $3.7 million credit to value inventories using LIFO.

Our surcharge mechanism is structured to recover high raw material costs, although with a lag effect. While the surcharge protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. During the recent first quarter, gross margin as a percent of sales was negatively impacted by a 68 percent increase in the amount of surcharge collected compared to the same period a year ago.

Partially offsetting the impact of higher raw material costs on margins were increased base prices, higher volumes and ongoing cost reductions generated by lean and variation reduction initiatives.

Selling and administrative expenses

Selling and administrative expenses of $30.8 million were 7.6 percent of sales compared to $28.0 million or 8.1 percent of sales in the same quarter a year ago. The increase in selling and administrative dollars reflected $1.6 million of costs associated with due diligence activities of a potential acquisition target and $0.8 million of executive recruitment fees.

Other income

Other income for the recent first quarter was $5.9 million compared with $3.0 million in the first quarter a year ago. The increase is primarily due to increased interest income from higher balances of invested cash, cash equivalents and marketable securities.

Income taxes

Our tax provision in the recent first quarter was $22.0 million, or 30.1 percent of pre-tax income, versus $20.6 million, or 33.9 percent, in the same quarter a year ago. The tax provision in the recent first quarter was favorably impacted by $4.0 million related to the reversal of certain deferred tax valuation allowances due to changes in specific state tax laws and an improved outlook regarding the ability to use those benefits.

Business Segment Results:

We operate in two business segments, Specialty Metals and Engineered Products. Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from our production plants and our distribution network and through independent distributors.

Our Engineered Products segment includes our business operations involved in the production and sale of structural ceramic products, ceramic cores for the casting industry and custom shaped bar.

Specialty Metals Segment

Net sales for the quarter ended September 30, 2006 for the Specialty Metals segment were $377.2 million, compared to $321.3 million in the same quarter a year ago. Sales of specialty alloys, stainless steels and titanium experienced strong growth in the quarter.

Sales of specialty alloys increased 20 percent to $172.0 million in the first quarter from a year ago. Solid demand from the aerospace and energy markets were the primary contributors to the increase.

Our stainless steel sales were $143.9 million or 13 percent above the first quarter a year ago. Solid automotive and industrial market demand contributed to the increase. Our stainless steel sales contain a much greater proportion of higher value materials as a result of our focus on reducing marginally profitable products.

Sales of our titanium alloys increased 33 percent from a year ago to $47.9 million, which was the largest year-over-year increase in our product lines. Robust demand from the aerospace market for coil products used in the manufacture of aerospace structural fasteners was the primary contributor to the growth. Partially offsetting this increase were reduced sales to the medical market.

Operating income for the Specialty Metals segment was $71.9 million in the recent first quarter, compared to $61.0 million in the same quarter a year ago. The increase in operating income reflected the effects of increased sales of higher value materials, higher base prices and a continued focus on operational improvements.

Engineered Products Segment

Net sales for this segment increased 12 percent to $28.0 million from $25.1 million a year ago. Increased sales of ceramic cores used in the casting of jet engine turbine blades primarily drove this increase.

Operating income for our Engineered Products segment increased to $5.4 million in the recent first quarter from $5.2 million in the same quarter a year ago. The increase was attributable to higher sales and better operating efficiencies.

Cash Flow and Financial Condition:

We have maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Cash provided from operating activities was $64.0 million for the recent quarter. For the same period last year, cash provided from operating activities was $10.3 million. In addition to $11.1 million in higher earnings, cash flow from operating activities benefited from improved working capital. Accounts receivable were $41.1 million higher than a year ago, due primarily to increased sales. Days sales outstanding were reduced to 48 days compared to 49 days at the end of the first quarter a year ago. Inventories of $233.7 million were $20.6 million lower than a year ago.

Capital expenditures for plant, equipment and software were $7.3 million for the current first quarter versus $5.7 million for the same period a year ago. Dividends were $6.1 million this year compared to $4.1 million last year. During the first quarter of fiscal 2007, our free cash flow was $50.8 million versus $0.7 million for the same period a year ago.

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

FREE CASH FLOW

	Three Months Ended September 30
(in millions)	2006	2005
Net cash provided from operating activities	$64.0	$10.3
Purchases of plant, equipment and software	(7.3)	(5.7)
Proceeds from disposals of plant & equipment	0.2	0.2
Dividends paid	(6.1)	(4.1)

Free cash flow	$50.8	$0.7

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash for the repayment of debt when economically feasible, or for other general corporate purposes.

Net cash provided from operations includes the addition of depreciation and amortization to net income. The level of purchases of property, equipment and software was considerably lower than the level of depreciation and amortization in fiscal years 2002 through 2006, due primarily to the relatively high level of capital expenditures in fiscal years 1997 through 2001. The current level is not expected to be indicative of future purchase levels. We anticipate that total fiscal 2007 capital expenditures will be in the range of $35 million to $45 million.

Contingencies:

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material on an annual or periodic basis. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three months ended September 30, 2006 or 2005. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2006 was $5.9 million. The estimated range at September 30, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.9 million and $10.3 million.

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

Critical Accounting Policies and Estimates:

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method, although we also use the First-In, First-Out (“FIFO”) and average cost methods. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative impact on our operating results. For example, during the first quarter of the current fiscal year, the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in an increase to cost of sales of $26.2 million. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by projecting the expected annual LIFO cost based on cost increases to date. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. We are required to adopt this new accounting guidance effective our first quarter of fiscal 2009. Although we are currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS 158 is effective to us for the year-end fiscal 2007 financial statements. Application of this standard at June 30, 2006 would have resulted in a decrease to prepaid pension cost of approximately $170 million, an increase in other liabilities of approximately $11 million, a decrease to other postretirement benefits of $8 million, a decrease in deferred tax liability of $66 million, and a decrease to stockholders’ equity of $107 million. The adoption of SFAS 158 will not impact the Company’s key financial debt covenant ratios. However, the effect at the adoption date of June 30, 2007 or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. We will be evaluating this Interpretation during the current fiscal year to determine its potential impact when effective.

In May 2005, The FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”) effective for years beginning after December 15, 2005. The adoption of this Statement did not have an effect on our financial statements.

Outlook:

The strength in the aerospace and other key markets should continue to drive performance through the balance of this fiscal year. We are continuing with our relentless focus on lean and variation reduction to create additional operating leverage as we capitalize on these strong market conditions. Based on current market conditions and expectations for steady growth, we anticipate another record year of sales and net income in fiscal 2007.

On September 21, 2006, we issued a press release announcing our strategic initiatives to drive long-term growth. These initiatives include accelerating growth in certain core markets, profitable growth through complementary acquisitions, establishment of a share repurchase program and payment of competitive dividends.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2006, and the exhibits attached to that filing. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, including power generation, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; and 10) the ability to successfully acquire and integrate acquisitions. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 9 of our fiscal year 2006 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on September 30, 2006, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	On October 16, 2006, Carpenter Technology Corporation held its 2006 Annual Meeting of Stockholders.

b.	At the 2006 Annual Meeting, stockholders of Carpenter elected Carl G. Anderson, Jr., Robert J. Torcolini, and Dr. Jeffrey Wadsworth to be directors for three-year terms that will expire in 2009. Voting was as follows:

	For	Withheld
Carl G. Anderson, Jr.	23,605,820	272,732
Robert J. Torcolini	23,199,120	679,433
Dr. Jeffrey Wadsworth	23,428,371	450,181

The following are the other directors whose terms continued following the 2006 Annual Meeting: I. Martin Inglis, Peter N. Stephans, Kathryn C. Turner, Stephen M. Ward, J. Michael Fitzpatrick and Gregory A. Pratt.

c.	Stockholders also approved the amended Stock-Based Compensation Plan for Non-Employee Directors. The voting on this matter was as follows:

	For	Against	Abstain
Approval of amended Stock-Based Compensation Plan For Non-Employee Directors	18,426,247	2,644,608	660,630

d.	Stockholders also approved the amended and restated Stock-Based Incentive Compensation Plan for Officers and Key Employees. The voting on this matter was as follows:

	For	Against	Abstain
Approval of amended and restated Stock-Based Incentive Compensation Plan for Officers and Key Employees	19,251,094	1,756,273	724,119

e.	Stockholders also approved the amended and restated Executive Bonus Compensation Plan. The voting on this matter was as follows:

	For	Against	Abstain
Approval of amended and restated Executive Bonus Compensation Plan	21,960,014	1,186,661	731,875

c.	Stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for Carpenter for fiscal year 2007. The voting on this matter was as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP	23,487,577	321,996	68,978

Item 6.	Exhibits

3.	Articles of Incorporation and By-Laws

(A)	Restated Certificate of Incorporation dated October 26, 1998 is hereby incorporated by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(B)	By-Laws, amended as of August 24, 2006 are hereby incorporated by reference to Exhibit 3(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

4.	Instruments Defining Rights of Security Holders, Including Indentures

(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

(B)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

(C)	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

(D)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter’s Form S-3 (File No. 33-51613) filed January 6, 1994.

(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(I)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(J)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

10.	Material Contracts

(A)	Executive Bonus Compensation Plan, restated June 29, 2006 and further amended as of August 24, 2006 to be effective June 29, 2006 is attached as an Exhibit to this Quarterly Report on Form 10-Q.

(B)	Stock-Based Incentive Compensation Plan For Non-Employee Directors, as amended through August 24, 2006 to be effective June 29 2006, is attached as an Exhibit to this Quarterly Report on Form 10-Q.

(C)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended and restated August 24, 2006 to be effective June 29, 2006, is attached as an Exhibit to this Quarterly Report on Form 10-Q.

31.1	Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2	Section 302 Certification of the Senior Vice President - Finance and Chief Financial Officer

32.	Section 906 Certification

Items 2, 3 and 5 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation (Registrant)

Date: November 3, 2006	/s/ M. David Kornblatt
M. David Kornblatt Senior Vice President – Finance and Chief Financial Officer