Form 10-Q
period 2006-12-31
CARPENTER TECHNOLOGY CORP
filed 2007-02-02
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 24, 2007.

Class	Number of shares outstanding
Common stock, $5 par value	25,624,514

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2006 and June 30, 2006

(in millions, except share data)

	December 31 2006	June 30 2006
ASSETS
Current assets:
Cash and cash equivalents	$253.0	$352.8
Marketable securities	322.6	141.8
Accounts receivable, net	219.0	234.7
Inventories	258.5	224.3
Deferred income taxes	12.8	13.7
Other current assets	40.8	32.0

Total current assets	1,106.7	999.3

Property, plant and equipment, net	532.5	541.1
Prepaid pension cost	246.9	247.1
Goodwill	46.4	46.4
Trademarks and trade names, net	19.6	20.1
Other assets	31.5	33.9

Total assets	$1,983.6	$1,887.9

LIABILITIES
Current liabilities:
Accounts payable	$178.2	$137.4
Accrued liabilities	99.5	133.8
Current portion of long-term debt	0.2	0.2

Total current liabilities	277.9	271.4
Long-term debt, net of current portion	332.8	333.1
Accrued postretirement benefits	97.0	102.2
Deferred income taxes	182.0	189.0
Other liabilities	47.6	45.9

Total liabilities	$937.3	$941.6

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 285.0 shares and 290.4 shares at December 31, 2006 and June 30, 2006, respectively	$17.7	$18.0
Common stock – authorized 100,000,000 shares; issued 26,569,305 and 26,505,018 shares at December 31, 2006 and June 30, 2006, respectively	132.8	132.5
Capital in excess of par value	300.4	294.2
Reinvested earnings	636.9	549.8
Common stock in treasury (949,985 shares and 990,610 shares at December 31, 2006 and June 30, 2006, respectively), at cost	(37.2)	(37.3)
Deferred compensation	(1.2)	(1.5)
Accumulated other comprehensive loss	(3.1)	(9.4)

Total stockholders’ equity	$1,046.3	$946.3

Total liabilities and stockholders’ equity	$1,983.6	$1,887.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and six months ended December 31, 2006 and 2005

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
NET SALES	$441.3	$345.7	$845.8	$691.7
Cost of sales	344.2	251.9	644.8	506.2

Gross profit	97.1	93.8	201.0	185.5

Selling and administrative expenses	34.4	29.9	65.2	58.0

Operating income	62.7	63.9	135.8	127.5

Interest expense	5.7	5.9	11.5	11.9
Other income, net	(11.6)	(8.7)	(17.5)	(11.7)

Income before income taxes	68.6	66.7	141.8	127.3
Income tax expense	20.5	23.8	42.5	44.3

NET INCOME	$48.1	$42.9	$99.3	$83.0

EARNINGS PER COMMON SHARE:
Basic	$1.87	$1.69	$3.86	$3.28

Diluted	$1.82	$1.65	$3.76	$3.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.6	25.2	25.6	25.1

Diluted	26.4	26.0	26.3	25.9

Cash dividends per common share	$0.225	$0.15	$0.45	$0.30

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three and six months ended December 31, 2006 and 2005

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$48.1	$42.9	$99.3	$83.0
Unrealized gain on securities classified as available-for-sale, net of income taxes of less than $0.1	—	—	—	0.1
Net gain (loss) on derivative instruments, net of tax (expense) benefits of ($2.5), $1.9, ($0.9) and $0.5, respectively	4.2	(3.4)	1.5	(0.8)
Foreign currency translation gain (loss)	3.5	(0.3)	4.8	(1.0)

Comprehensive income	$55.8	$39.2	$105.6	$81.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the six months ended December 31, 2006 and 2005

(in millions)

	December 31, 2006	December 31, 2005
OPERATING ACTIVITIES:
Net income	$99.3	$83.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	23.0	22.5
Amortization	0.8	1.0
Deferred income taxes	(7.2)	1.8
Net pension expense	2.4	5.4
Net loss on asset disposals	0.2	0.3
Changes in working capital and other:
Receivables	17.9	15.6
Inventories	(32.4)	(36.5)
Other current assets	(6.4)	4.7
Accounts payable	40.4	(27.0)
Accrued current liabilities	(34.5)	(6.0)
Other, net	4.3	(4.5)

Net cash provided from operating activities	107.8	60.3

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(14.6)	(10.2)
Proceeds from disposals of plant and equipment	0.2	0.2
Purchases of marketable securities	(412.1)	(125.7)
Sales of marketable securities	231.3	155.1

Net cash (used for) provided from investing activities	(195.2)	19.4

FINANCING ACTIVITIES:
Payments on long-term debt	(0.1)	—
Dividends paid	(12.2)	(8.2)
Tax benefits on share-based compensation	2.2	—
Proceeds from common stock options exercised	1.3	7.7

Net cash used for financing activities	(8.8)	(0.5)

Effect of exchange rate changes on cash and cash equivalents	(3.6)	0.9

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(99.8)	80.1
Cash and cash equivalents at beginning of period	352.8	159.5

Cash and cash equivalents at end of period	$253.0	$239.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement are reflected in the interim periods presented. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. The June 30, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2006 Annual Report on Form 10-K.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt this new accounting guidance effective the first quarter of fiscal 2009. The Company is currently evaluating the provisions of SFAS 157; however, the adoption is not expected to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS 158 is effective for Carpenter for the 2007 fiscal year end financial statements. Application of this standard at June 30, 2006 would have resulted in a decrease to prepaid pension cost of approximately $170 million, an increase in other liabilities of approximately $11 million, a decrease to other postretirement benefits of $8 million, a decrease in deferred tax liability of $66 million, and a decrease to stockholders’ equity of $107 million. The adoption of SFAS 158 will not impact the Company’s key financial debt covenant ratios. However, the effect at the adoption date of June 30, 2007 or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date.

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

Certain prior year amounts have been revised to present variable rate demand notes (“VRDN’s”) or other financial instruments properly as marketable securities or cash equivalents, based on the underlying characteristics of the investments. As a result, the December 31, 2005 Consolidated Statement of Cash Flows and June 30, 2006 Consolidated Balance Sheet have been revised to reflect the proper classification of these securities. This revision had no impact on Carpenter’s net income, changes in stockholders’ equity, net cash provided from operating activities or Free Cash Flow. The effects of this revision are as follows.

(in millions)	Six Months Ended December 31, 2005
	As Originally Reported	As Revised
Statement of Cash Flows:
Purchases of marketable securities	$(150.3)	$(125.7)
Sales of marketable securities	$185.9	$155.1
Net cash provided from investing activities	$25.6	$19.4
Increase in cash and cash equivalents	$86.3	$80.1
Cash and cash equivalents at beginning of period	$163.8	$159.5
Cash and cash equivalents at end of period	$250.1	$239.6

(in millions)	June 30, 2006
	As Originally Reported	As Revised
Balance Sheet:
Cash and cash equivalents	$413.4	$352.8
Marketable securities	$81.2	$141.8

Total current assets	$999.3	$999.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Earnings Per Common Share

The calculations of earnings per share for the three and six months ended December 31, 2006 and 2005 are shown below.

(in millions, except per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Basic:
Net income	$48.1	$42.9	$99.3	$83.0
Dividends accrued on convertible preferred stock, net of tax benefits	(0.4)	(0.4)	(0.7)	(0.8)

Earnings available for common stockholders	$47.7	$42.5	$98.6	$82.2

Weighted average number of common shares outstanding	25.6	25.2	25.6	25.1

Basic earnings per common share	$1.87	$1.69	$3.86	$3.28

Diluted:
Net income	$48.1	$42.9	$99.3	$83.0
Assumed shortfall between common and preferred dividend	(0.2)	(0.2)	(0.3)	(0.4)

Earnings available for common stockholders	$47.9	$42.7	$99.0	$82.6

Weighted average number of common shares outstanding	25.6	25.2	25.6	25.1
Assumed conversion of preferred shares	0.6	0.6	0.6	0.6
Effect of shares issuable under stock option plans	0.2	0.2	0.1	0.2

Adjusted weighted average common shares	26.4	26.0	26.3	25.9

Diluted earnings per common share	$1.82	$1.65	$3.76	$3.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

4.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of December 31, 2006 and June 30, 2006. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of December 31, 2006 and June 30, 2006.

December 31, 2006

(in millions)	Government Bonds	Other Fixed Income Securities	Total
Cost	$319.4	$3.2	$322.6
Unrealized gains or losses	—	—	—

Estimated fair value	$319.4	$3.2	$322.6

Due in one year or less	$264.4	$0.8	$265.2
Due in one through three years	55.0	2.4	57.4

	$319.4	$3.2	$322.6

June 30, 2006

(in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$23.4	$101.3	$17.1	$141.8
Unrealized gains or losses	—	—	—	—

Estimated fair value	$23.4	$101.3	$17.1	$141.8

Due in one year or less	$23.4	$101.3	$17.1	$141.8

For the six months ended December 31, 2006, proceeds from sales of marketable securities were $231.3 million. Realized gains on these sales were $0.1 million. For the six months ended December 31, 2005, proceeds from sales of marketable securities were $155.1 million. Realized gain or losses on these sales were less than $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

5.	Inventories

(in millions)	December 31 2006	June 30 2006
Raw materials and supplies	$37.2	$28.8
Work in process	151.9	132.0
Finished and purchased products	69.4	63.5

Total inventory	$258.5	$224.3

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $53.0 million and $79.2 million for the three and six months ended December 31, 2006, respectively, and decreased cost of sales by $10.6 million and $14.3 million for the three and six months ended December 31, 2005, respectively.

6.	Accrued Liabilities

(in millions)	December 31 2006	June 30 2006
Employee benefits	$25.7	$30.4
Compensation	23.1	40.8
Income taxes	18.8	28.4
Interest	5.8	5.7
Derivative financial instruments	4.7	4.7
Taxes, other than income	3.6	4.5
Deferred revenue	2.2	2.6
Environmental costs	1.5	1.8
Dividend	1.5	0.8
Other	12.6	14.1

	$99.5	$133.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and six months ended December 31, 2006 and 2005 are as follows:

Three months ended December 31: (in millions)	Pension Plans		Other Postretirement Plans
	2006	2005	2006	2005
Service cost	$4.3	$4.6	$0.6	$0.7
Interest cost	11.6	10.0	2.7	2.7
Expected return on plan assets	(16.8)	(16.3)	(1.5)	(1.5)
Amortization of net loss	1.6	3.0	0.5	1.3
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net expense	$0.9	$1.5	$0.3	$1.2

Six months ended December 31: (in millions)	Pension Plans		Other Postretirement Plans
	2006	2005	2006	2005
Service cost	$8.6	$9.2	$1.2	$1.4
Interest cost	23.2	20.0	5.4	5.4
Expected return on plan assets	(33.6)	(32.6)	(3.0)	(3.0)
Amortization of net loss	3.2	6.0	1.0	2.6
Amortization of prior service cost (benefit)	0.4	0.4	(4.0)	(4.0)

Net expense	$1.8	$3.0	$0.6	$2.4

8.	Contingencies

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material on an annual or periodic basis. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

estimable costs related to environmental remediation. There were no additional amounts accrued during the three or six months ended December 31, 2006 or 2005. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2006 was $5.6 million. The estimated range at December 31, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.6 million and $10.1 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of December 31, 2006, there is approximately $2.0 million recorded related to these indemnifications.

Other

Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Carpenter provides for costs relating to these matters

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

9.	Other Income

Other income, net consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2006	2005	2006	2005
Continued Dumping and Subsidy Offset Act receipt	$(6.4)	$(4.8)	$(6.4)	$(4.8)
Interest income	(5.1)	(2.9)	(10.4)	(5.2)
Increase in equity in minority interests of unconsolidated subsidiaries	(0.3)	(0.5)	(0.7)	(0.7)
Foreign exchange loss (gain)	0.6	(0.4)	0.6	(0.8)
Other	(0.4)	(0.1)	(0.6)	(0.2)

	$(11.6)	$(8.7)	$(17.5)	$(11.7)

10.	Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In the recent second quarter, Carpenter’s income tax provision was reduced by $2.4 million reflecting a $1.4 million favorable state tax settlement and $1.0 million related to Congress’ retroactive extension of the Federal research and development tax credit. For the six-month period ended December 31, 2006, Carpenter’s income tax provision was also reduced by $4.0 million reflecting the reversal of certain deferred tax valuation allowances due to changes in specific state tax laws and an improved outlook regarding the ability to use those benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

11.	Business Segments

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

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers. For our Engineered Products segment, sales of approximately 22 percent ($5.4 million) and 23 percent ($12.2 million) were to one customer for the three and six months ended December 31, 2006, respectively. Sales to this same customer represented 21 percent ($5.2 million) and 20 percent ($10.1 million) of Engineered Products segment sales for the three and six months ended December 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

(in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales:
Specialty Metals	$417.5	$321.0	$794.7	$642.3
Engineered Products	24.3	25.3	52.3	50.3
Intersegment	(0.5)	(0.6)	(1.2)	(0.9)

Consolidated net sales	$441.3	$345.7	$845.8	$691.7

Operating income:
Specialty Metals	$64.2	$63.2	$136.1	$124.2
Engineered Products	4.8	4.2	10.1	9.4
Corporate costs	(10.1)	(6.1)	(18.0)	(11.4)
Pension earnings, interest & deferrals	3.6	2.6	7.3	5.2
Intersegment	0.2	—	0.3	0.1

Consolidated operating income	$62.7	$63.9	$135.8	$127.5

(in millions)	December 31, 2006	June 30, 2006
Total assets:
Specialty Metals	$1,098.0	$1,066.3
Engineered Products	67.7	66.5
Corporate assets	817.9	755.1

Consolidated total assets	$1,983.6	$1,887.9

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended December 31, 2006 vs. Three Months Ended December 31, 2005:

Operating Performance Overview

For the second fiscal quarter ended December 31, 2006, we reported net income of $48.1 million, or $1.82 per diluted share. This was a 12 percent increase over net income for the same period a year ago. Our results reflected solid demand across several key end-use markets generating higher shipment volumes and continued focus on cost reduction and control through lean manufacturing. Partially offsetting these benefits was a rapid increase in nickel costs, a primary raw material for the Company.

Net sales

Net sales for the three months ended December 31, 2006 were $441.3 million, which was a 28 percent increase over the same period a year ago. Sales benefited from higher surcharges, increased volume, and higher base prices. Excluding surcharge revenue, sales increased 14 percent.

In terms of end-use markets, sales to the aerospace market increased 26 percent from the second quarter a year ago to $167.1 million. Demand for titanium materials used in the manufacture of fasteners for commercial and military aircraft was particularly robust during the quarter. Additionally, we experienced solid demand for our specialty alloys used in the manufacture of aircraft engines and airframe structural components.

Industrial sector sales increased 46 percent from the second quarter a year ago to $94.2 million. Sales to the industrial market primarily benefited from increased sales of materials used by capital equipment and semiconductor manufacturers, as well as higher shipments of products sold through independent distributors. Sales also rose due to higher surcharges and base price increases.

Automotive and truck market sales grew 34 percent from the second quarter a year ago to $56.2 million. Higher surcharges and base price increases more than offset reduced shipment levels due to lower U.S. automotive production rates.

Sales to the consumer market increased 20 percent to $55.8 million from a year ago. Increased sales of materials used in the consumer electronics sector were partially offset by reduced sales of materials used in the housing and sporting goods sectors.

Sales to the energy market increased by 34 percent from a year ago to $36.2 million. Sales to the oil and gas sector increased 58 percent from the same quarter a year ago and benefited from profitable market share gains reflecting our increased dedication of resources to this industry. Sales to the power generation sector increased 4 percent from a year ago. Surcharges and base price increases also contributed to the sales improvement.

Sales to the medical market in the second quarter decreased to $31.8 million, a 5 percent reduction from a year ago. Although the strong growth fundamentals in this market are unchanged, demand declined due to continued inventory adjustments taking place within the supply chain.

Geographically, sales outside the United States increased 13 percent from the same quarter a year ago to $121.0 million. International sales, which represented 27 percent of total sales, reflected higher surcharges and base prices and strong demand for high value materials, particularly from the aerospace market.

Gross profit

Our gross profit in the second quarter increased to $97.1 million, or 22.0 percent of sales, from $93.8 million, or 27.1 percent of sales, in the same quarter a year ago. Part of the decline in gross profit as a percent of sales was attributable to the significant increase in surcharge revenue collected. The increase in surcharge revenue, which is primarily a pass through of higher nickel costs, had a dilutive effect of 340 basis points on the gross margin percentage. Average nickel prices in the second quarter were 161 percent higher than the same period a year ago, rising from an average of $5.75 per pound in the second quarter of fiscal 2006 to $15.00 per pound in the current quarter. Cost of sales in the second quarter of fiscal 2007 included a charge of $53.0 million to value inventories using the last-in, first-out (LIFO) method of accounting, due primarily to the rising nickel costs. For the same period a year ago, cost of sales included a $10.6 million credit to value inventories using LIFO as nickel prices were decreasing during that period.

Our surcharge mechanism is structured to recover high raw material costs, although with a lag effect. During the recent second quarter, gross margin was negatively impacted by approximately 500 basis points compared to the same period a year ago due to the rapid increase in nickel costs and the lag of reflecting those increases in surcharges.

Partially offsetting the impact of higher raw material costs on gross margins were increased base prices, higher volumes and ongoing cost containment and reductions generated by lean manufacturing. Adjusting for the dilutive effect of the surcharge and the impact of the lag in the surcharge mechanism, gross margins would have improved by an estimated 320 basis points in the second quarter versus the same period a year ago.

Selling and administrative expenses

Selling and administrative expenses of $34.4 million were 7.8 percent of sales compared to $29.9 million or 8.6 percent of sales in the same quarter a year ago. The increase in selling and administrative dollars included $3.6 million of executive separation obligations.

Other income

Other income for the recent second quarter was $11.6 million compared with $8.7 million in the second quarter a year ago. Most of the increase was due to increased interest income from higher balances of invested cash, cash equivalents and marketable securities and increased receipts from the “Continued Dumping and Subsidy Offset Act of 2000” (“CDSOA”). Receipts under the CDSOA in the recent second quarter were $6.4 million compared to $4.8 million in the second quarter a year ago.

Income taxes

Our tax provision in the recent second quarter was $20.5 million, or 29.9 percent of pre-tax income, versus $23.8 million, or 35.7 percent, in the same quarter a year ago. The tax provision in the recent second quarter was favorably impacted by adjustments of $1.0 million due to Congress’s retroactive extension of the Federal research and development tax credit and a $1.4 million favorable settlement of a state tax audit.

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

Specialty Metals Segment

Net sales for the second quarter of fiscal 2007 for the Specialty Metals segment were $417.5 million, compared to $321.0 million in the same quarter a year ago. Sales of specialty alloys, stainless steels and titanium experienced strong growth in the quarter.

Sales of specialty alloys increased 38 percent to $199.7 million in the second quarter from a year ago. Higher surcharges and base prices, and increased shipments to the aerospace and energy markets generated the year on year improvement.

Our stainless steel sales were $155.3 million or 29 percent above the second quarter a year ago. Increased shipments to the industrial market and pricing actions contributed to the sales growth.

Sales of our titanium alloys increased 18 percent from a year ago to $48.4 million. Higher prices and strong demand from the aerospace market for coil products used in the manufacture of aerospace structural fasteners were the primary contributors to the growth. Partially offsetting this increase were reduced shipments to the medical market.

Operating income for the Specialty Metals segment was $64.2 million in the recent second quarter, compared to $63.2 million in the same quarter a year ago. The increase in operating income reflected the effects of increased shipments, higher base prices and a continued focus on operational improvements, offset by the impact of escalating raw material prices and the lag in recovery through the surcharge mechanism.

Engineered Products Segment

Net sales for this segment decreased 4 percent to $24.3 million from $25.3 million a year ago.

Despite this revenue drop, operating income for our Engineered Products segment increased to $4.8 million in the recent second quarter from $4.2 million in the same quarter a year ago. The increase was attributable to better operating efficiencies in our ceramic core business.

Results of Operations – Six Months Ended December 31, 2006 vs. Six Months Ended December 31, 2005:

Operating Performance Overview

For the first half of the current fiscal year, we reported net income of $99.3 million or $3.76 per diluted share. This was a 20 percent increase over net income for the same period a year ago.

Free cash flow for the first six months of fiscal 2007 was $81.2 million, compared to free cash flow of $42.1 million for the same period a year ago.

Net sales

Net sales for the first six months of fiscal 2007 were $845.8 million, compared with $691.7 million for the same period a year ago. Excluding surcharge revenue, sales increased 12 percent from the same period a year ago.

Sales to the aerospace market during the first six months of the current fiscal year increased 28 percent from the same period a year ago to $326.9 million. The increase reflected higher shipment volumes of premium alloys used in the manufacture of engines and structural components and higher shipment volumes of titanium used in the manufacture of fasteners. The sales increase also reflected higher surcharges and higher base prices.

Industrial sector sales, which include materials used in equipment and other capital goods applications, increased 29 percent from the first six months of fiscal year 2006 to $181.8 million. Sales to the industrial market primarily benefited from increased shipments of materials used by capital equipment and semiconductor manufacturers.

Sales to the automotive and truck markets for the first six months of the current fiscal year were $107.5 million, an increase of 29 percent over the same period a year ago. Shipment volumes increased slightly, with surcharges and base price increases providing the majority of the sales increase.

Sales to the consumer market for the first six months of the current fiscal year of $103.3 million increased by 13 percent from the same period a year ago. Lower shipment volumes across all sectors, especially the sporting goods sector, were offset by higher surcharge revenue and base price increases.

Sales to the energy market for the first half of fiscal 2007 increased by 17 percent to $64.9 million from a year ago. Sales to the oil and gas sector increased 56 percent from the same period a year ago and benefited from profitable market share gains reflecting our increased dedication of resources to this industry. Partially offsetting this growth was lower sales to the power generation sector.

Sales to the medical market of $61.4 million in the current year to date period were down 6 percent from a year ago. While shipment volumes have decreased due to inventory adjustments in the supply chain, the volume reduction is considered to be temporary with long-term growth still expected. The volume decreases were partially offset by higher surcharges and base price increases.

Geographically, sales outside the United States increased 16 percent to $244.0 million during the first six months of the current fiscal year from the same period a year ago. Sales outside the United States represented 29 percent of sales compared to 30 percent of sales a year ago. International sales reflected strong demand for higher value materials, particularly in the aerospace market.

Gross profit

Our gross profit in the six-month period increased to $201.0 million, or 23.8 percent of sales, from $185.5 million, or 26.8 percent of sales a year ago. Gross profit increased 8 percent from a year ago despite record high raw material costs. Gross profit improved primarily as a result of higher base prices, cost improvements and increased shipments.

Gross profit as a percent of sales declined primarily due to the significant increase in surcharge revenue collected. The increase in surcharge revenue, which is primarily a pass through of higher nickel costs, had a dilutive effect of 305 basis points on our gross margin. Cost of sales in the first half of fiscal 2007 included a charge of $79.2 million to value inventories using the last-in, first-out (LIFO) method of accounting, due primarily to the rising nickel costs. For the same period a year ago, cost of sales included a $14.3 million credit to value inventories using LIFO as nickel prices were decreasing during that period.

Our surcharge mechanism is structured to recover high raw material costs, although with a lag effect. During the first six months of fiscal 2007, gross margin was negatively impacted by approximately 191 basis points compared to a year ago due to the rapid increase in nickel costs and the lag of reflecting those increases in surcharges.

Partially offsetting the impact of higher raw material costs on margins were increased base prices, higher volumes, and ongoing cost containment and reductions generated by lean manufacturing.

Selling and administrative expenses

For the first six months of fiscal 2007, selling and administrative expenses of $65.2 million were 7.7 percent of sales compared to $58.0 million, or 8.4 percent of sales, in the same period a year ago. The increase in spending was primarily related to $3.6 million of executive separation obligations, $1.6 million of costs associated with the review of an acquisition, and $0.8 million from executive recruitment fees.

Interest expense

Interest expense was $11.5 million for the first six months of the current fiscal year, compared to $11.9 million for same period a year ago.

Other income

Other income was $17.5 million in the current six-month period compared to $11.7 million during the same period a year ago. The current period included $10.3 million of interest income from investments compared to $4.9 million a year ago. The increase reflected higher balances of invested cash, cash equivalents and marketable securities. The first six months of the current fiscal year other income included receipts of $6.4 million under the CDSOA, while the amount received in the same period a year ago was $4.8 million. Partially offsetting these gains were foreign exchange losses of $0.6 million in the first half of fiscal 2007 compared to foreign exchange gains of $0.8 million during the same period of the prior year.

Income taxes

The effective tax rate for the six months ended December 31, 2006 was 30.0 percent compared to 34.8 percent for the same period a year ago. The Company’s income tax expense in the first quarter of fiscal 2007 benefited by $4.0 million from the reversal of certain deferred tax valuation allowances due to changes in specific tax laws and an improved outlook regarding the ability to use those benefits. In the second quarter of fiscal 2007, favorable adjustments of $1.0 million due to Congress’ retroactive extension of the Federal research and development tax credit, and a $1.4 million favorable settlement of a state tax audit impacted the tax rate.

Business Segment Results:

Specialty Metals Segment

Net sales for the first six months of fiscal 2007 for our Specialty Metals segment, were $794.7 million compared to $642.3 million for the same period a year ago.

Sales of specialty alloys increased 29 percent to $371.7 million from $288.6 million for the same period a year ago. Pricing actions, including surcharges, and solid demand from the aerospace and energy markets were the primary drivers of the increase.

Titanium sales rose 25 percent to $96.3 million from $77.0 million for the same period a year ago. Sales benefited from increased shipments to the aerospace market and higher selling prices.

Sales of stainless steel products grew 21 percent to $299.2 million from $247.5 million for the same period a year ago. Stainless sales benefited from higher surcharges, increased shipments to the industrial and automotive markets, and base price actions.

Operating income for the Specialty Metals segment was $136.1 million for the first six months of fiscal 2007 as compared to $124.2 million for the same period a year ago. The increase in operating income reflected increased sales volumes, higher base prices and continued operational improvements. The increase in operating income was partially offset by the effects of rising raw material costs.

Engineered Products Segment

Net sales for the Engineered Products segment through the first six months of fiscal 2007 were $52.3 million as compared to $50.3 million for the same period a year ago. Increased sales of ceramic cores used in the casting of jet engine turbine blades primarily drove the improvement.

Operating income for the Engineered Products segment was $10.1 million in the recent six-month period compared to $9.4 million in the first half of fiscal 2006. Operational efficiencies, increased shipments, and higher prices resulted in this improvement.

Cash Flow and Financial Condition:

We have maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds.

Cash provided from operating activities was $107.8 million for the first half of fiscal 2007 compared to $60.3 million during the same period of last year. In addition to $16.3 million in higher earnings, cash flow from operating activities benefited from improved working capital. Uses of cash from increases in inventory and payment of taxes and accrued compensation were offset by cash generated by reduced accounts receivable and higher accounts payable balances when comparing the first six months of fiscal 2007 with the same period of the prior year.

Capital expenditures for plant, equipment and software were $14.6 million for the current six-month period versus $10.2 million for the same period a year ago. Dividends paid during the first half of fiscal 2007 were $12.2 million compared to $8.2 million during the same period of last year. Our free cash flow, which is cash from operations minus capital expenditures and dividends, was $81.2 million during the first two quarters of fiscal 2007 versus $42.1 million for the same period a year ago.

We believe that our current financial resources, both from internal and external sources, are adequate to meet our foreseeable needs.

Non-GAAP Selected Financial Measures:

The following table provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations may not necessarily be the same as those used by other companies.

FREE CASH FLOW	Six Months Ended December 31
(in millions)	2006	2005
Net cash provided from operating activities	$107.8	$60.3
Purchases of plant, equipment and software	(14.6)	(10.2)
Proceeds from disposals of plant & equipment	0.2	0.2
Dividends paid	(12.2)	(8.2)

Free cash flow	$81.2	$42.1

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

Contingencies:

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material on an annual or periodic basis. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three or six months ended December 31, 2006 or 2005. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2006 was $5.6 million. The estimated range at December 31, 2006 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.6 million and $10.1 million.

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

Critical Accounting Policies and Estimates:

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method, although we also use the First-In, First-Out (“FIFO”) and average cost methods. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative impact on our operating results. For example, during the first and second quarters of the current fiscal year, the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in an increase to cost of sales of $26.2 million and $53.0 million, respectively. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by calculating LIFO cost based on the inflation in material, labor and overhead costs experienced to date. These LIFO inventory valuation reserve changes are updated quarterly.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS 158 is effective to us for the 2007 fiscal year end financial statements. Application of this standard at June 30, 2006 would have resulted in a decrease to prepaid pension cost of approximately $170 million, an increase in other liabilities of approximately $11 million, a decrease to other postretirement benefits of $8 million, a decrease in deferred tax liability of $66 million, and a decrease to stockholders’ equity of $107 million. The adoption of SFAS 158 will not impact the Company’s key financial debt covenant ratios. However, the effect at the adoption date of June 30, 2007 or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date.

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

Outlook:

The overall 2007 outlook for our end-use markets remains strong and we are particularly excited by the opportunities we are developing in the energy market. Based upon current market conditions, and our confidence in the performance of Carpenter, we continue to expect record results for fiscal 2007. Additionally, as we previously stated, free cash flow should be in excess of $200 million in the current fiscal year.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2006, its subsequent Form 10-Q, and the exhibits attached to those filings. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, including power generation, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; 10) the ability to successfully acquire and integrate acquisitions; and 11) our ability to implement and manage material capital expansion projects in a timely and efficient manner. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 9 of our fiscal year 2006 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on December 31, 2006, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K except for the additional risk factor identified below.

The ability to successfully expand our operations in a timely and cost effective manner We are undertaking a capital project which will continue through 2009 in connection with our recently announced premium melt expansion. Any inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon the ability of key financial and operational management to ensure the necessary resources are in place to properly execute this project.

Item 4.	Submission of Matters to a Vote of Security Holders

Voting results and a description of matters submitted to stockholders at Carpenter’s October 16, 2006 Annual Meeting of Stockholders were included in the Form 10-Q for the quarterly period ended September 30, 2006. Part II, Item 4 of Carpenter’s Form 10-Q filed November 3, 2006 is incorporated herein by reference.

Item 5.	Other Information

Our Specialty Metals segment depends on continued delivery of critical raw materials for its day-to-day operations, including nickel. Certain of our nickel suppliers operate under labor agreements that expire during our third fiscal quarter. Should our suppliers be unsuccessful in negotiating a renewed contract and experience significant work stoppage, the potential interruption could cause material shortages of nickel to the industry in turn, affecting the availability and price of supplies to the Company. We are comfortable with our raw material position for the third fiscal quarter; however, any long-term work interruption at our suppliers could have a material adverse affect to our results of operations.

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

Items 2 and 3 are omitted as the answers are negative or the items are not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: February 2, 2007	/s/ M. David Kornblatt
M. David Kornblatt
Senior Vice President – Finance and Chief Financial Officer