Form 10-Q
period 2007-03-31
CARPENTER TECHNOLOGY CORP
filed 2007-05-04
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2007.

Common stock, $5 par value	26,163,310
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

INDE X

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2007 and June 30, 2006

(in millions, except share data)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$235.6	$352.8
Marketable securities	349.3	141.8
Accounts receivable, net	296.0	234.7
Inventories	258.3	224.3
Deferred income taxes	6.2	13.7
Other current assets	59.8	32.0

Total current assets	1,205.2	999.3
Property, plant and equipment, net	532.8	541.1
Prepaid pension cost	246.8	247.1
Goodwill	46.4	46.4
Trademarks and trade names, net	19.4	20.1
Other assets	33.0	33.9

Total assets	$2,083.6	$1,887.9

LIABILITIES
Current liabilities:
Accounts payable	$201.8	$137.4
Accrued liabilities	115.3	133.8
Current portion of long-term debt	0.2	0.2

Total current liabilities	317.3	271.4
Long-term debt, net of current portion	332.6	333.1
Accrued postretirement benefits	94.6	102.2
Deferred income taxes	181.0	189.0
Other liabilities	45.8	45.9

Total liabilities	971.3	941.6

STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 290.4 shares at June 30, 2006	—	18.0
Common stock – authorized 100,000,000 shares; issued 27,215,605 and 26,505,018 shares at March 31, 2007 and June 30, 2006, respectively	136.1	132.5
Capital in excess of par value	320.5	294.2
Reinvested earnings	697.8	549.8
Common stock in treasury (1,063,115 shares and 990,610 shares at March 31, 2007 and June 30, 2006, respectively), at cost	(50.8)	(37.3)
Deferred compensation	—	(1.5)
Accumulated other comprehensive income (loss)	8.7	(9.4)

Total stockholders’ equity	1,112.3	946.3

Total liabilities and stockholders’ equity	$2,083.6	$1,887.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

for the three and nine months ended March 31, 2007 and 2006

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
NET SALES	$538.4	$426.0	$1,384.2	$1,117.7
Cost of sales	410.5	301.9	1,055.3	808.2

Gross profit	127.9	124.1	328.9	309.5

Selling and administrative expenses	32.2	31.8	97.4	89.7

Operating income	95.7	92.3	231.5	219.8

Interest expense	5.7	5.9	17.2	17.8
Other income, net	(6.0)	(4.0)	(23.6)	(15.8)

Income before income taxes	96.0	90.4	237.9	217.8
Income tax expense	29.4	29.6	72.0	74.0

NET INCOME	$66.6	$60.8	$165.9	$143.8

EARNINGS PER COMMON SHARE:
Basic	$2.59	$2.39	$6.45	$5.67

Diluted	$2.53	$2.32	$6.30	$5.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.7	25.3	25.6	25.2

Diluted	26.3	26.1	26.3	25.9

Cash dividends per common share	$0.225	$0.15	$0.675	$0.45

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

for the three and nine months ended March 31, 2007 and 2006

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$66.6	$60.8	$165.9	$143.8
Unrealized gain on securities classified as available-for-sale, net of income taxes of less than $0.1	—	—	—	0.2
Net gain (loss) on derivative instruments, net of tax (expense) benefits of ($6.8), $0.8, ($7.7) and $1.2, respectively	11.5	(1.4)	13.1	(2.3)
Foreign currency translation gain (loss)	0.3	0.2	5.0	(0.8)

Comprehensive income	$78.4	$59.6	$184.0	$140.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

for the nine months ended March 31, 2007 and 2006

(in millions)

	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES:
Net income	$165.9	$143.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	34.6	34.1
Amortization	1.2	1.4
Deferred income taxes	(8.4)	(3.0)
Net pension expense	3.6	8.1
Net loss on asset disposals	0.4	0.3
Changes in working capital and other:
Receivables	(58.1)	(40.2)
Inventories	(32.2)	(34.0)
Other current assets	(6.3)	7.2
Accounts payable	63.9	7.8
Accrued current liabilities	(16.0)	4.3
Other, net	(1.9)	(8.2)

Net cash provided from operating activities	146.7	121.6

INVESTING ACTIVITIES:
Purchases of plant, equipment and software	(27.8)	(13.7)
Proceeds from disposals of plant and equipment	0.2	0.3
Purchases of marketable securities	(544.2)	(236.5)
Sales of marketable securities	336.7	253.5

Net cash (used for) provided from investing activities	(235.1)	3.6

FINANCING ACTIVITIES:
Payments on long-term debt	(0.2)	(0.2)
Payments to acquire treasury stock	(13.9)	—
Dividends paid	(17.9)	(12.4)
Tax benefits on share-based compensation	4.9	—
Proceeds from common stock options exercised	2.7	12.4

Net cash used for financing activities	(24.4)	(0.2)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	1.1

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(117.2)	126.1
Cash and cash equivalents at beginning of period	352.8	159.5

Cash and cash equivalents at end of period	$235.6	$285.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement are reflected in the interim periods presented. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. The June 30, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s fiscal year 2006 Annual Report on Form 10-K.

Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 is effective for fiscal years that begin after November 15, 2007 (July 1, 2008 for the Company). We are currently evaluating the requirements of SFAS 159, and have not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt this new accounting guidance effective the first quarter of fiscal 2009. The Company is currently evaluating the provisions of SFAS 157; however, the adoption is not expected to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for Carpenter for the 2007 fiscal year end financial statements. Application of this standard at June 30, 2006 would have resulted in a decrease to prepaid pension cost of approximately $170 million, an increase in other liabilities of approximately $11 million, a decrease to other postretirement benefits of $8 million, a decrease in deferred tax liability of $66 million, and a decrease to stockholders’ equity of $107 million. The adoption of SFAS 158 will not impact the Company’s key financial debt covenant ratios. However, the effect at the adoption date of June 30, 2007 or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating this Interpretation during the current fiscal year to determine its potential impact when effective during the first quarter of fiscal 2008.

In May 2005, The FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” effective for years beginning after December 15, 2005. The adoption of this Statement did not have an effect on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

2.	Financial Statement Revision

Certain prior year amounts have been revised to present variable rate demand notes (“VRDN’s”) or other financial instruments properly as marketable securities or cash equivalents, based on the underlying characteristics of the investments. As a result, the March 31, 2006 Consolidated Statement of Cash Flows and June 30, 2006 Consolidated Balance Sheet have been revised to reflect the proper classification of these securities. This revision had no impact on Carpenter’s net income, changes in stockholders’ equity, net cash provided from operating activities or free cash flow. The effects of this revision are as follows.

	Nine Months Ended March 31, 2006
(in millions)	As Originally Reported	As Revised
Statement of Cash Flows:
Purchases of marketable securities	$(271.1)	$(236.5)
Sales of marketable securities	$312.7	$253.5
Net cash provided from investing activities	$28.2	$3.6
Increase in cash and cash equivalents	$150.7	$126.1
Cash and cash equivalents at beginning of period	$163.8	$159.5
Cash and cash equivalents at end of period	$314.5	$285.6

	June 30, 2006
(in millions)	As Originally Reported	As Revised
Balance Sheet:
Cash and cash equivalents	$413.4	$352.8
Marketable securities	$81.2	$141.8

Total current assets	$999.3	$999.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

3.	Earnings Per Common Share

The calculations of earnings per share for the three and nine months ended March 31, 2007 and 2006 are shown below.

(in millions, except per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Basic:
Net income	$66.6	$60.8	$165.9	$143.8
Dividends accrued on convertible preferred stock, net of tax benefits	—	(0.4)	(0.7)	(1.1)

Earnings available for common stockholders	$66.6	$60.4	$165.2	$142.7

Weighted average number of common shares outstanding	25.7	25.3	25.6	25.2

Basic earnings per common share	$2.59	$2.39	$6.45	$5.67

Diluted:
Net income	$66.6	$60.8	$165.9	$143.8
Assumed shortfall between common and preferred dividend	—	(0.2)	(0.3)	(0.7)

Earnings available for common stockholders	$66.6	$60.6	$165.6	$143.1

Weighted average number of common shares outstanding	25.7	25.3	25.6	25.2
Assumed conversion of preferred shares	0.5	0.6	0.6	0.6
Effect of shares issuable under stock plans	0.1	0.2	0.1	0.1

Adjusted weighted average common shares	26.3	26.1	26.3	25.9

Diluted earnings per common share	$2.53	$2.32	$6.30	$5.51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

4.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of March 31, 2007 and June 30, 2006. The following is a summary of marketable securities, all of which are classified as available-for-sale, as of March 31, 2007 and June 30, 2006.

March 31, 2007 (in millions)	Government Bonds	Other Fixed Income Securities	Total
Cost	$346.0	$3.3	$349.3
Unrealized gains or losses	—	—	—

Estimated fair value	$346.0	$3.3	$349.3

Due in one year or less	$346.0	$3.3	$349.3

June 30, 2006 (in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$23.4	$101.3	$17.1	$141.8
Unrealized gains or losses	—	—	—	—

Estimated fair value	$23.4	$101.3	$17.1	$141.8

Due in one year or less	$23.4	$101.3	$17.1	$141.8

For the nine months ended March 31, 2007 and 2006, proceeds from sales of marketable securities were $336.7 million and $253.5 million, respectively. Realized gain or losses on these sales were less than $0.1 million for the three and nine months ended March 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

5.	Inventories

(in millions)	March 31 2007	June 30 2006
Raw materials and supplies	$37.3	$28.8
Work in process	149.8	132.0
Finished and purchased products	71.2	63.5

Total inventory	$258.3	$224.3

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, increased cost of sales by $56.1 million and $135.3 million for the three and nine months ended March 31, 2007, respectively, and decreased cost of sales by $1.2 million and $15.5 million for the three and nine months ended March 31, 2006, respectively.

6.	Accrued Liabilities

(in millions)	March 31 2007	June 30 2006
Income taxes	$29.5	$28.4
Compensation	28.1	40.8
Employee benefits	26.2	30.4
Interest	7.6	5.7
Taxes, other than income	3.6	4.5
Deferred revenue	2.5	2.6
Environmental costs	2.3	1.8
Derivative financial instruments	2.0	4.7
Other	13.5	14.9

	$115.3	$133.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and nine months ended March 31, 2007 and 2006 are as follows:

Three months ended March 31: (in millions)	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Service cost	$4.3	$4.6	$0.6	$0.7
Interest cost	11.6	10.0	2.7	2.7
Expected return on plan assets	(16.8)	(16.3)	(1.5)	(1.5)
Amortization of net loss	1.6	3.0	0.5	1.3
Amortization of prior service cost (benefit)	0.2	0.2	(2.0)	(2.0)

Net expense	$0.9	$1.5	$0.3	$1.2

Nine months ended March 31: (in millions)	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Service cost	$12.9	$13.8	$1.8	$2.1
Interest cost	34.8	30.0	8.1	8.1
Expected return on plan assets	(50.4)	(48.9)	(4.5)	(4.5)
Amortization of net loss	4.8	9.0	1.5	3.9
Amortization of prior service cost (benefit)	0.6	0.6	(6.0)	(6.0)

Net expense	$2.7	$4.5	$0.9	$3.6

8.	Share Repurchase Program

During the third quarter of fiscal 2007, Carpenter repurchased 120,070 shares of its common stock in the open market for $13.9 million pursuant to a previously announced share repurchase program. The announced program authorizes the repurchase, under certain conditions, of $250 million of the Company’s outstanding common stock.

9.	Contingencies

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material on an annual or periodic basis. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. There was $0.1 million accrued during the three and nine months ended March 31, 2007 and no additional amounts accrued during the three and nine months ended March 31, 2006. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2007 was $5.6 million. The estimated range at March 31, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.6 million and $10.0 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap or a time limitation, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of March 31, 2007, there is approximately $2.0 million recorded related to these indemnifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

10.	Employee Stock Ownership Plan

Carpenter had established a leveraged employee stock ownership plan (“ESOP”) in 1992. Carpenter issued 461.5 shares of convertible preferred stock at that time at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345 percent note, which has been included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. As of January 2, 2007, in accordance with its terms, the note was paid in full. In January 2007, Carpenter spun-off and merged part of the ESOP for active U.S. employees and terminated the ESOP with respect to non active U.S. employees. All of the remaining 284.2 preferred shares held by the ESOP had been allocated to the participants and were converted into 568,360 common shares. The common shares representing the value of each active U.S. employee’s account in the ESOP were transferred to an account to be established in his or her name in the company’s Savings Plan and the value of each non active U.S. employee’s account was paid to the ESOP Participant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

11.	Other Income

Other income, net consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Interest income	$(5.3)	$(3.5)	$(15.8)	$(8.8)
Increase in equity in minority interests of unconsolidated subsidiaries	(0.4)	(0.4)	(1.1)	(1.2)
Foreign exchange (gain) loss	(0.2)	(0.1)	0.4	(0.9)
Continued Dumping and Subsidy Offset Act receipt	—	—	(6.4)	(4.7)
Other	(0.1)	—	(0.7)	(0.2)

	$(6.0)	$(4.0)	$(23.6)	$(15.8)

12.	Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In the recent third quarter, the income tax provision was reduced by $2.2 million reflecting a favorable adjustment related to a state tax audit. For the nine month period ended March 31, 2007, the income tax provision was reduced by $8.6 million reflecting a retroactive extension of the Federal research and development tax credit, the reversal of certain deferred tax valuation allowances due to changes in specific state tax laws and an improved outlook regarding the ability to use those benefits, and favorable adjustments related to state tax audits.

13.	Business Segments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Unaudited)

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

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers. For our Engineered Products segment, sales of approximately 29 percent ($7.6 million) and 25 percent ($19.8 million) for the three and nine months ended March 31, 2007, respectively, were to one customer. Sales to this same customer represented 22 percent ($5.7 million) and 21 percent ($15.8 million) of Engineered Products segment sales for the three and nine months ended March 31, 2006, respectively.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2007	2006	2007	2006
Net sales:
Specialty Metals	$512.4	$400.3	$1,307.1	$1,042.5
Engineered Products	26.1	26.3	78.4	76.6
Intersegment	(0.1)	(0.6)	(1.3)	(1.4)

Consolidated net sales	$538.4	$426.0	$1,384.2	$1,117.7

Operating income:
Specialty Metals	$95.0	$93.1	$231.1	$217.4
Engineered Products	4.1	4.3	14.3	13.7
Corporate costs	(7.1)	(7.2)	(25.2)	(18.7)
Pension earnings, interest & deferrals	3.6	2.6	10.9	7.8
Intersegment	0.1	(0.5)	0.4	(0.4)

Consolidated operating income	$95.7	$92.3	$231.5	$219.8

(in millions)	March 31, 2007	June 30, 2006
Total assets:
Specialty Metals	$1,188.1	$1,066.3
Engineered Products	70.8	66.5
Corporate assets	824.7	755.1

Consolidated total assets	$2,083.6	$1,887.9

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006:

Operating Performance Overview

For the third fiscal quarter ended March 31, 2007, we reported net income of $66.6 million, or $2.53 per diluted share. This was a 10% increase over net income for the same period a year ago. Our results reflected strong growth in several end-use markets and a continued focus on cost improvements through lean manufacturing. Partially offsetting these benefits was a rapid increase in nickel costs, a primary raw material for the Company.

Net sales

Net sales for the three months ended March 31, 2007 were $538.4 million, compared with $426.0 million for the same quarter a year ago. Higher surcharge revenue and a 5.5 percent increase in pounds shipped were partially offset by a shift in product mix. Excluding surcharge revenue, sales increased 2 percent from the third quarter a year ago.

In terms of end-use markets, sales to the industrial market improved by 60 percent to a record $124 million. Adjusted for surcharge revenue, sales increased approximately 28 percent from the third quarter a year ago. The robust growth was driven by increased shipments of materials used in capital equipment and in the manufacture of valves and fittings used in applications such as the construction and maintenance of chemical and food processing facilities.

Sales to the energy market, which includes oil and gas and power generation, increased 54 percent from a year ago to $52 million. Sales to the oil and gas sector, excluding surcharge revenue, increased approximately 70 percent from a year ago. The Company’s high strength and corrosion resistant materials have allowed it to successfully expand its presence in this sector as a result of a greater dedication of resources.

Automotive and truck market sales grew 41 percent from the third quarter a year ago to $69 million. Sales excluding surcharge increased more than 10 percent from a year ago. The growth reflected solid demand for specialty alloys and powder metal materials used primarily in engine components and other critical applications.

Consumer market sales increased 22 percent from the third quarter a year ago to $59 million. Adjusting for surcharge revenue, sales decreased 9 percent. Reduced shipments to the sporting goods and housing markets were the primary contributors to the decline.

Sales to the aerospace market increased 11 percent to $198 million in the recent third quarter from a year ago. Excluding surcharge revenue, sales declined approximately 7 percent. Increased sales of titanium wire used in the manufacture of structural fasteners and ceramic cores used in the casting of jet engine turbine blades were more than offset by reduced shipments of nickel based alloys used in the manufacture of jet engine components and structural applications.

The lower aerospace sales from last year’s record level reflected supply chain inventory adjustments and a decline in business with a key customer. Demand for nickel-based alloys slowed during the quarter due to the escalation in nickel prices. As a result, many customers became more cautious about inventory balances.

The loss of nickel-based alloy aerospace sales to that specific customer, which is now procuring a majority of its material needs from a recently acquired subsidiary, was more than offset by increased sales of high value materials to the energy sector as a result of the Company’s commitment to dedicate more resources to that market.

Medical market sales decreased 6 percent to $35 million from last year’s third quarter record. Adjusted for surcharge revenue, sales decreased 12 percent. The decline in sales reflected the continued inventory adjustments taking place within that supply chain, particularly in titanium.

Geographically, sales outside the United States increased 16 percent from the same quarter a year ago to $162 million. International sales, which represented 30 percent of total sales, benefited from higher base prices and increased sales of higher value materials.

Gross profit

Third quarter gross profit improved to a quarterly record $127.9 million, or 23.8 percent of sales, from $124.1 million, or 29.1 percent of sales, in the same quarter a year ago.

The increased gross profit was achieved despite the negative impact from the dramatic rise in the cost of nickel, a primary raw material for the Company. Nickel prices on the London Metal Exchange increased from an average of approximately $6.70 a pound in the third fiscal quarter a year ago to $18.80 for this year’s third quarter.

As a result of the rise in nickel prices, the Company’s recent third quarter surcharge revenue increased 209 percent from a year ago to $154 million. The Company’s surcharge mechanism is structured to recover high raw material costs. While the surcharge protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. In the recent third quarter, the dilutive effect of the increased surcharge on gross margin was approximately 580 basis points.

Additionally, Carpenter’s gross profit was negatively impacted by the lag effect in its surcharge mechanism. This lag effect can result in margin decline during periods of rapidly escalating raw material prices, especially for companies using the last-in, first-out

(LIFO) method of accounting for inventory. The Company estimated that the lag effect negatively impacted the gross margin by approximately 150 basis points during the recent third quarter.

Adjusting for the dilutive effect of the surcharge and the negative impact from the lag in the surcharge mechanism, the gross margin would have improved by approximately 200 basis points in the recent third quarter from a year ago. The underlying improvement was largely driven by ongoing cost controls.

In this environment of escalating raw material prices, the Company’s LIFO method of accounting to value inventories resulted in a $56.1 million LIFO expense in the third quarter of fiscal 2007. In the third quarter a year ago, cost of sales included LIFO income of $1.2 million or a change of $57.3 million from the current year.

Selling and administrative expenses

Selling and administrative expenses of $32.2 million were 6.0 percent of sales, compared to $31.8 million, or 7.5 percent of sales, in the same quarter a year ago.

Interest Expense

Interest expense for the quarter was $5.7 million, compared with $5.9 million in the third quarter a year ago.

Other income

Other income in the quarter was $6.0 million, compared with $4.0 million in last year’s third quarter. The change in other income primarily reflected $1.9 million of increased interest income due to higher investment balances in cash and marketable securities.

Income taxes

Carpenter’s income tax provision in the recent third quarter was $29.4 million, or 30.6 percent of pre-tax income, versus $29.6 million, or 32.7 percent, in the same quarter a year ago. The tax provision in the recent third quarter was impacted by a $2.2 million favorable adjustment related to a state tax audit.

Business Segment Results:

We operate in two business segments, Specialty Metals and Engineered Products. Specialty Metals includes the manufacture and distribution of stainless steels, titanium, high temperature alloys, electronic alloys, tool steels and other alloys in billet, bar, wire, rod, strip and powder forms. Specialty Metals sales are distributed directly from our production plants and our distribution network through independent distributors.

Our Engineered Products segment includes our business operations involved in the production and sale of structural ceramic products, ceramic cores for the casting industry and custom shaped bar.

Specialty Metals Segment

Net sales for the quarter ended March 31, 2007 for the Specialty Metals segment increased 28 percent to $512.4 million, compared to $400.3 million in the same quarter a year ago.

Stainless steel sales were $196.3 million or 44 percent higher than a year ago. Excluding surcharge revenue, stainless steel sales increased 18 percent. Increased shipments to the industrial market and higher value stainless steels contributed to the sales growth.

Sales of specialty alloys were $253.7 million or 26 percent higher than the third quarter a year ago. Surcharge revenue and increased shipments to the energy and automotive markets contributed to the increase, which was partially offset by reduced shipments to the aerospace market. Adjusted for surcharge revenue, specialty alloys sales declined 8 percent.

Sales of titanium decreased 4 percent to $45.2 million. The decrease reflected lower demand from the medical market which more than offset solid demand from the aerospace market for coil products used in the manufacture of aerospace structural fasteners.

Operating income for the Specialty Metals segment was $95.0 million or 18.5 percent of sales in the recent third quarter, compared to $93.1 million or 23.3 percent in the same quarter a year ago.

The Specialty Metals segment was able to increase operating income despite escalating raw material prices and the lag in the Company’s surcharge mechanism. These results were achieved as a result of continued efforts in lean manufacturing, increased shipments, and higher base prices.

Engineered Products Segment

Net sales for this segment of $26.1 million were essentially flat with a year ago. Operating income for the Engineered Products segment was $4.1 million or 15.7 percent of sales compared to $4.3 million or 16.3 percent of sales in the same quarter a year ago.

Results of Operations – Nine Months Ended March 31, 2007 vs. Nine Months Ended March 31, 2006:

Operating Performance Overview

For the first nine months of the current fiscal year, we reported net income of $165.9 million or $6.30 per diluted share. These results represent a 15 percent increase over net income for the same period a year ago.

Free cash flow for the first nine months of fiscal 2007 was $101.2 million, compared to free cash flow of $95.8 million for the same period a year ago.

Net sales

Net sales for the first nine months of fiscal 2007 were $1.4 billion, compared with $1.1 billion for the same period a year ago. Excluding surcharge revenue, sales increased 8 percent from the same period a year ago.

Sales to the aerospace market during the first nine months of the fiscal year increased 21 percent to $526 million compared to the same period a year ago. Excluding surcharge revenue, sales increased approximately 10 percent. The increase reflected higher base prices partially offset by lower shipment volume. Lower pounds shipped of premium alloys used in the manufacture of engines and structural components was partially offset by higher pounds shipped of titanium used in the manufacture of structural fasteners.

Industrial sector sales, which include materials used in equipment and in the manufacture of valves and fittings improved by 38 percent compared to the first nine months of fiscal 2006 to $308 million. Adjusted for surcharge revenue, sales increased approximately 20 percent from the nine month period a year ago. The robust growth was driven by increased shipments of higher value materials and increased base pricing.

Sales to the energy market increased 39 percent from a year ago to $128 million. Sales to the oil and gas sector, excluding surcharge revenue, increased approximately 52 percent from the nine month period a year ago. The Company’s high strength and corrosion resistant materials have allowed it to successfully expand its presence in this sector as a result of a greater dedication of resources to this sector. Partially offsetting this growth was lower sales to the power generation sector.

Automotive and truck market sales grew 33 percent for the first nine months of the current fiscal year to $176 million. Sales excluding surcharge increased more than 11 percent from a year ago. Higher shipment volumes and base price increases provided the increase and reflected solid demand for specialty alloys and powder metal materials used primarily in engine components and other critical applications.

Consumer market sales increased 14 percent for the first nine months of the current fiscal year to $151 million. Adjusting for surcharge revenue, sales decreased 7 percent. Reduced shipments to the sporting goods and housing markets were the primary contributors to the decline.

Medical market sales decreased 7 percent for the first nine months to $96 million. Sales excluding surcharge decreased by 10 percent. While shipment volumes have decreased due to inventory adjustments in the supply chain, the volume reduction is considered to be temporary with long-term growth still expected. The volume decreases were partially offset by base price increases.

Geographically, sales outside the United States increased to $406.1 million during the first nine months of the current fiscal year or 16 percent more than the same period a year ago. Sales outside the United States represented 29 percent of sales compared to 31 percent of sales a year ago. International sales reflected strong demand for higher value materials, particularly in the aerospace market.

Gross profit

Our gross profit in the nine-month period increased to $328.9 million, or 23.8 percent of sales from $309.5 million, or 27.7 percent of sales a year ago. Gross profit increased 6 percent from a year ago despite record high nickel costs. Gross profit improved primarily as a result of increased shipments and cost improvements.

Gross profit as a percent of sales declined primarily due to the significant increase in surcharge revenue collected. The increase in surcharge revenue, which is primarily a pass through of higher nickel costs, had a dilutive effect of 410 basis points on our gross margin. Our surcharge mechanism is structured to recover high raw material costs, although with a lag effect. During the first nine months of fiscal 2007, gross margin was negatively impacted by approximately 180 basis points compared to a year ago due to the rapid increase in nickel costs and the lag in reflecting those increases in surcharges.

Cost of sales in the first nine months of fiscal 2007 included an expense of $135.3 million to value inventories using the last-in, first-out (LIFO) method of accounting, due primarily to the rising nickel costs. For the same period a year ago, cost of sales included LIFO income of $15.5 million because nickel prices were decreasing during that period.

Partially offsetting the impact of higher raw material costs on margins were increased base prices, higher volumes, and ongoing cost containment and reductions generated by lean manufacturing.

Selling and administrative expenses

For the first nine months of fiscal 2007, selling and administrative expenses were $97.4 million, or 7.0 percent of sales compared to $89.7 million, or 8.0 percent of sales for the same period a year ago. The increase primarily reflected $3.6 million related to executive separation obligations incurred in the second quarter of the current fiscal year, first quarter expenses of $1.6 million associated with the review of a potential acquisition, and $0.8 million from executive recruitment fees.

Interest expense

For the first nine months of fiscal 2007, interest expense was $17.2 million, compared with $17.8 million for the same period a year ago.

Other income

For fiscal 2007 year-to-date, other income rose to $23.6 million from $15.8 million for the comparable period a year ago. The higher amount reflected $7.3 million of increased interest income due to higher investment balances in cash and marketable securities and $1.7 million of increased receipts from the “Continued Dumping and Subsidy Offset Act of 2000.”

Income taxes

For the first nine months of fiscal 2007, Carpenter’s income tax provision was $72.0 million, or 30.3 percent of pre-tax income, compared to $74.0 million, or 34.0 percent of pre-tax income for the same period a year ago. The Company’s income tax expense benefited by $4.0 million from the reversal of certain deferred tax valuation allowances due to changes in specific state tax laws and an improved outlook regarding the ability to use those benefits, favorable adjustments of $1.0 million due to Congress’ retroactive extension of the Federal research and development tax credit, and $3.6 million of favorable adjustments related to state tax audits.

Business Segment Results:

Specialty Metals Segment

Net sales for the first nine months of fiscal 2007 for the Specialty Metals segment were $1.3 billion, compared to $1.0 billion for the same period a year ago.

Sales of stainless steel products grew 29 percent to $495.4 million from $383.6 million for the same period a year ago. Excluding surcharge revenue, sales increased 13 percent. Stainless sales benefited from increased shipments to the industrial and automotive markets and higher base prices.

Sales of specialty alloys increased 28 percent to $625.3 million from $490.4 million for the same period a year ago. Adjusted for surcharge revenue, specialty alloys sales increased 4 percent. Pricing actions, strong demand, and growth in the energy market were the primary drivers of the increase.

Titanium sales rose 14 percent to $141.5 million from $124.2 million for the same period a year ago. Sales benefited from increased shipments to the aerospace market and higher selling prices.

Operating income for the Specialty Metals segment was $231.1 million or 17.7 percent of sales compared to $217.4 million or 20.9 percent of sales generated for the same period a year ago. The change in operating income reflected a continued focus on operational improvements, increased shipments, and higher base pricing.

Operating income as a percent of sales decreased due to the dilutive effect on margins from the increase in surcharge revenue and the negative impact from the lag effect of the Company’s surcharge mechanism.

Engineered Products Segment

Net sales for the first nine months of fiscal 2007 for the Engineered Products segment increased 2 percent, to $78.4 million, from $76.6 million for the same period a year ago.

Operating income was $14.3 million, or 18.2 percent of sales, for the first nine months of fiscal 2007 compared to $13.7 million, or 17.9 percent of sales, for the same period a year ago.

Cash Flow and Financial Condition:

We have maintained the ability to provide cash to meet our needs through cash flow from operations, management of working capital, and the flexibility to use outside sources of financing to supplement internally generated funds.

Cash provided from operating activities was $146.7 million for the first nine months of fiscal 2007 compared to $121.6 million during the same period last year. In addition to $22.1 million in higher net income, cash flow from operating activities benefited from a lower growth in working capital. While working capital increased overall, cash generated from higher accounts payable balances was offset by increases in inventory and accounts receivable and lower accrued liabilities.

Capital expenditures for plant, equipment and software were $27.8 million for the current nine-month period versus $13.7 million for the same period a year ago. Dividends paid during the first nine months of fiscal 2007 were $17.9 million compared to $12.4 million during the same period last year. Our free cash flow, which is cash from operations minus net capital expenditures and dividends, was $101.2 during the first nine months of fiscal 2007 versus $95.8 million in the same period a year ago.

During the most recent quarter, we used $13.9 million of our cash to repurchase 120,070 shares of our common stock on the open market pursuant to a previously announced stock repurchase program.

Non-GAAP Selected Financial Measures:

The following table provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations may not necessarily be the same as those used by other companies.

FREE CASH FLOW (in millions)	Nine Months Ended March 31
	2007	2006
Net cash provided from operating activities	$146.7	$121.6
Purchases of plant, equipment and software	(27.8)	(13.7)
Proceeds from disposals of plant & equipment	0.2	0.3
Dividends paid	(17.9)	(12.4)

Free cash flow	$101.2	$95.8

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash for investments in capital equipment, acquisitions, stock repurchases, dividend growth, the repayment of debt when economically feasible, or for other general corporate purposes.

Contingencies:

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material on an annual or periodic basis. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. There was $0.1 million accrued during the three and nine months ended March 31, 2007 and no additional amounts accrued during the three and nine months ended March 31, 2006. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2007 was $5.6 million. The estimated range at March 31, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.6 million and $10.0 million.

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

Critical Accounting Policies and Estimates:

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method, although we also use the First-In, First-Out (“FIFO”) and average cost methods. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, a rapid rise in raw material costs has a negative impact on our operating results. For example, during the first, second, and third quarters of the current fiscal year, the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in an increase to cost of sales of $26.2 million, $53.0 million, and $56.1 million, respectively. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 is effective for fiscal years that begin after November 15, 2007 (July 1, 2008 for the Company). We are currently evaluating the requirements of SFAS 159, and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. We are required to adopt this new accounting guidance effective our first quarter of fiscal 2009. Although we are currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for us for the 2007 fiscal year end financial statements. Application of this standard at June 30, 2006 would have resulted in a decrease to prepaid pension cost of approximately $170 million, an increase in other liabilities of approximately $11 million, a decrease to other postretirement benefits of $8 million, a decrease in deferred tax liability of $66 million, and a decrease to stockholders’ equity of $107 million. The adoption of SFAS 158 will not impact the Company’s key financial debt covenant ratios. However, the effect at the adoption date of June 30, 2007 or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. We will be evaluating this Interpretation during the current fiscal year to determine its potential impact when effective during the first quarter of fiscal 2008.

In May 2005, The FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” effective for years beginning after December 15, 2005. The adoption of this Statement did not have an effect on our financial statements.

Outlook:

As we look to the balance of fiscal 2007 we expect that our operating performance will remain strong based on current market conditions. While end-use markets are healthy overall, soaring nickel prices are continuing to impact the ordering and commitment patterns of many of our customers. We are very pleased with the continued success we are seeing in new aerospace structural applications using our patented Custom 465 and Aermet 100 alloys. Additionally, free cash flow should be approximately $200 million in the current fiscal year.

Forward-looking Statements

This Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended June 30, 2006, its subsequent Form 10-Q’s, and the exhibits attached to those filings. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, including power generation, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; 10) the ability to successfully acquire and integrate acquisitions; and 11) our ability to implement and manage material capital expansion projects and other strategic initiatives in a timely and efficient manner. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 9 of our fiscal year 2006 Annual Report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on March 31, 2007, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended March 31, 2007 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1-31, 2007	—	—	—	250.0
February 1-28, 2007	47,100	117.18	47,100	244.5
March 1-31, 2007	72,970	114.18	72,970	236.1

For the Quarter Ended March 31, 2007	120,070	115.35	120,070	236.1

(1)	On September 21, 2006, the Board of Directors authorized a share repurchase program of up to $250 million of the Company’s outstanding common stock over a 12 to 18 month period.

Item 5.	Other Information

On May 3, 2007, the Company filed a current report on Form 8-K to disclose the resignation of its Senior Vice President – Finance and Chief Financial Officer, M. David Kornblatt, and the temporary appointment of Richard L. Simons, the Company’s current Vice President and Controller, as the acting Chief Financial Officer, pending a search for a permanent replacement for Mr. Kornblatt. The resignation and interim appointment will be effective on May 7, 2007.

Item 6.	Exhibits

3.	Articles of Incorporation and By-Laws

(A)	Restated Certificate of Incorporation dated October 26, 1998 is hereby incorporated by reference from Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(B)	By-Laws, amended as of August 24, 2006 are hereby incorporated by reference from Exhibit 3(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

4.	Instruments Defining Rights of Security Holders, Including Indentures

(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

(B)	Carpenter's Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

(C)	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

(D)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter's i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(c) to Carpenter's Form S-3 (File No. 33-51613) filed January 6, 1994.

(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(I)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(J)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

31.1	Section 302 Certification of the Chairman, President and Chief Executive Officer

31.2	Section 302 Certification of the Senior Vice President – Finance and Chief Financial Officer

32.	Section 906 Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: May 4, 2007	/s/ M. David Kornblatt
M. David Kornblatt
Senior Vice President – Finance and Chief Financial Officer