Form 10-K
period 2007-06-30
CARPENTER TECHNOLOGY CORP
filed 2007-08-29
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (No Fee Required)

For the fiscal year ended June 30, 2007

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

Securities registered pursuant to 12(g) of the Act: None

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

As of August 21, 2007, 25,827,130 shares of Common Stock of Carpenter Technology Corporation were outstanding.

The aggregate market value of Common Stock held only by non-affiliates at December 31, 2006 was $2,579,549,291, based on the closing price per share of Common Stock on that date of $102.52 as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2007 definitive Proxy Statement.

The Exhibit Index appears on pages E-1 to E-5.

PART I

Item 1.	Business

(a)	General Development of Business:

Carpenter Technology Corporation (“Carpenter”), incorporated in 1904, is engaged in the manufacturing, fabrication and distribution of specialty metals and engineered products. We made no significant changes in the form of our organization or mode of conducting business during the year ended June 30, 2007.

(b)	Financial Information About Segments:

We are organized in the following business units: Specialty Alloys Operations, Dynamet, Carpenter Powder Products, and Engineered Products. For segment reporting, the Specialty Alloys Operations, Dynamet and Carpenter Powder Products operating units have been aggregated into one reportable segment, Specialty Metals, because of the similarities in products, processes, customers, distribution methods and economic characteristics. See Note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

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

Our major classes of products are:

Special alloys –

Special purpose alloys used in critical components such as bearings and fasteners. Heat resistant alloys that range from slight modifications of stainless steels to complex nickel and cobalt base alloys. Alloys for electronic, magnetic and electrical applications with controlled thermal expansion characteristics, or high electrical resistivity or special magnetic characteristics.

Stainless steels –

A broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

Titanium products –

A corrosion resistant, highly specialized metal with a combination of high strength and low density. Most common uses are in aircraft fasteners, medical devices, sporting equipment and chemical and petroleum processing.

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

The amounts and percentages of our net sales contributed by our major classes of products for the last three fiscal years are summarized in the following table:

($ in millions)	2007		2006		2005
Special alloys	$895.6	46%	$703.8	45%	$515.6	39%
Stainless steels	696.8	36	528.1	34	531.9	40
Titanium products	187.7	10	176.3	11	112.5	9
Ceramics and other materials	104.1	5	102.2	6	98.7	8
Tool and other steels	60.6	3	57.8	4	55.5	4

Total net sales	$1,944.8	100%	$1,568.2	100%	$1,314.2	100%

(3)	Raw Materials:

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

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (three months ending September 30 and December 31) are typically the lowest – principally because of annual plant vacation and maintenance shutdowns by us as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern, particularly when certain raw materials are in short supply.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended
	2007	2006	2005
September 30	21%	22%	23%
December 31	22	22	24
March 31	28	27	26
June 30	29	29	27

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on our consolidated statement of operations. In our Engineered Products segment (see Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further segment discussion), which accounted for $105.7 million, $102.9 million and $129.1 million of our sales in fiscal years 2007, 2006 and 2005, respectively, approximately 27 percent ($28.0 million), 24 percent ($24.6 million) and 18 percent ($23.6 million) of segment sales were attributable to one customer in fiscal 2007, 2006 and 2005, respectively. There were no other significant individual customer sales volumes during fiscal years 2007, 2006 or 2005.

(7)	Backlog:

As of June 30, 2007 we had a backlog of orders, believed to be firm, of approximately $438 million, substantially all of which is expected to be shipped within fiscal year 2008. Our backlog as of June 30, 2006 was approximately $481 million. Our backlogs have become less indicative of future sales levels due to shifting product mixes and customer ordering patterns.

(8)	Competition:

Our business is highly competitive. We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography.

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

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Foreign governments through direct and indirect subsidies have often supported such pricing practices. These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2006 levels at approximately 52 percent for stainless bar, 44 percent for stainless rod and 58 percent for stainless wire.

Because of the unfair trade practices and the resulting injury, we have joined with other domestic producers of specialty metals in the filing of trade actions against foreign producers as well as lobbying various government agencies for the creation of laws and regulations to eliminate the competitive benefits realized by the unfair trade practices. These proposals are aimed at tax and regulatory reform needed to provide incentives to domestic producers and disincentives for foreign producers to import products into the United States. We will continue to monitor developments related to what we consider unfairly traded imports from foreign competitors and develop appropriate actions in response.

Under the provisions of the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”), which was signed into law on October 28, 2000, we have received distributions from the United States Customs Service (“Customs”). Under the Act, Customs establishes special accounts for funds to be distributed annually to eligible domestic producers. The special accounts are sourced with duties collected by Customs on pre-existing anti-dumping or countervailing duty orders. We have received distributions under the Act totaling $6.4 million, $4.7 million and $4.1 million in fiscal years 2007, 2006 and 2005, respectively.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $11.5 million, $10.2 million and $10.0 million in fiscal 2007, 2006 and 2005, respectively. We believe that our ability to be a product innovator in special material development and manufacturing is an important factor in the success of the Company. Our strong commitment to setting new industry standards is evidenced by our Specialty Alloys Research and Development Center, where teams work in such areas as physical metallurgy, analytical chemistry, materials characterization and process and systems development. We have highly skilled engineering teams specializing in specific products at each of our operations. We anticipate continued increases in our devotion of resources for these efforts in fiscal 2008.

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

Our costs of maintaining and operating environmental control equipment were $12.0 million, $11.3 million and $11.2 million for fiscal 2007, 2006 and 2005, respectively. The capital expenditures for environmental control equipment were $0.2 million for each of the fiscal years ending June 30, 2007, 2006 and 2005, respectively. We anticipate spending approximately $1.0 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.2 million in fiscal 2008 and $0.2 million in fiscal 2009. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2007, our total workforce was 4,152 employees, of which approximately 400 employees were covered under collective bargaining agreements. The largest agreement, which covers 280 employees of Certech, Inc., in Wood-Ridge and Carlstadt, New Jersey, is effective through January 2010. The collective bargaining agreement for our Dynamet production employees in Washington, Pennsylvania covers 113 employees and will expire on August 31, 2007.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $574.7 million, $496.4 million and $365.0 million in fiscal 2007, 2006 and 2005, respectively.

For further information on domestic and international sales, see Note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)	Available Information:

The Board of Directors adopted a Code of Ethics for the Chief Financial Officer and Senior Financial Officers of Carpenter Technology Corporation. There were no waivers of the Code in fiscal 2007. The Code and any information regarding any waivers of the Code are disclosed on Carpenter’s website at www.cartech.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Cyclical Demand for Certain Products. Demand in our end-use markets, including companies in the aerospace, industrial supply, consumer, automotive, medical, energy and power generation markets, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain. As a result, our results of operations, financial condition, cash flows and availability of credit could fluctuate significantly from period to period.

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

Excess Worldwide Capacity. The steel industry continues to operate in an environment of excess supply. Continued domestic and international over-capacity could lead to an overall reduction in prices of certain non-specialty products. Continued availability of lower cost, substitute materials may also cause significant fluctuation in future results as our customers opt for a lower cost alternative. In addition, developing economies such as China and India have led to a rapid increase in demand for certain products resulting in price and supply variations and causing companies to implement plans to meet that increased demand. If the demand from these economically developing countries subsides, additional excess worldwide capacity could significantly impact future worldwide pricing or export practices of certain products.

Product Pricing. Periodically, factors such as competition and excess manufacturing capacity have resulted in reduced selling prices for certain products. These selling price reductions have had and may have a significant negative impact on our revenues, profit margins and overall financial condition.

Although inflationary trends in recent years have been moderate, certain critical raw material costs, such as nickel, chromium, titanium, and scrap containing iron and nickel have been volatile. While we are able to mitigate most of the adverse impact of rising raw material costs through raw material surcharges or indices to customers, changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

We change prices on certain of our products from time-to-time. The timing of pricing actions can be dependent on market conditions, various economic factors, raw material costs and availability, competitive factors, operating costs and other factors, which may be beyond our control. The effects of any pricing actions may be delayed due to long manufacturing lead times or the terms of existing contracts. There is no guarantee that pricing actions implemented will be able to offset rising material costs or maintain the Company’s profit margin levels.

Dependence on Critical Raw Materials Subject to Price and Availability Fluctuations. We rely on third parties to supply certain raw materials that are critical to the manufacture of our products. These raw materials include nickel, chromium, titanium and scrap containing iron and nickel. Purchase prices and availability of these critical raw materials are subject to volatility due to factors that are not in our control. In some cases, these materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

If suppliers increase the price of critical raw materials or are unwilling or unable to meet our demand, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials to our customers.

The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

Implementation of Operations Expansion Projects. We are undertaking a capital project, which will continue through 2009, in connection with our recently announced premium melt expansion. Any delay or inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute this project and the ability of key suppliers to deliver the necessary equipment according to schedule.

Medical Costs and Retirement Benefits. We provide medical benefits to active and retired employees throughout most of our company. Most of the cost is paid by the company and is not covered by insurance. In addition, certain of our employees are covered by defined benefit pension plans with the majority of our plans covering employees in the United States. As of June 30, 2007, the defined benefit pension plan was funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. We do not expect to be required to make contributions to the defined benefit pension plans for at least the next several years, based upon current actuarial projections. A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to fund any deficit created in the future could have a material adverse effect on our results of operations and financial condition. Many domestic and international competitors do not provide defined benefit retiree health care and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage.

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

We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund or similar waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. From time-to-time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws.

When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number and financial condition of other PRPs, as well as the extent of their responsibility for the remediation. We adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. At June 30, 2007, our reserves for environmental matters totaled approximately $5.5 million. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our financial condition or results of operations.

Current or Future Litigation and Claims. We are defending various claims and legal actions that have been or may be asserted against us relating to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

Labor Matters. We have approximately 4,152 full-time employees, the majority of which are not covered by a collective bargaining agreement. Approximately 400 total employees at two of our business units are covered by various collective bargaining agreements. The agreements expire at various times in the future, with the largest agreement covering 280 employees of Certech, Inc., in Wood-Ridge and Carlstadt, New Jersey, and is effective through January 2010. The collective bargaining agreement for our Dynamet production employees located in Washington, Pennsylvania, which covers 113 employees, will expire in August, 2007. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our primary manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts as to whether they should be represented by a union for collective bargaining. There is no guarantee that future organization attempts will not result in union representation.

Complex Manufacturing Processes Requiring High Cost Capital Equipment. Our manufacturing processes are complex and depend upon critical, high cost equipment for which there may be only limited or no production alternatives. It is possible that we could experience prolonged periods of reduced production due to unplanned equipment failures, and we could incur significant repair or replacement costs in the event of those failures. It is also possible that operations could be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. We must make regular, substantial capital investments and changes to our manufacturing processes to lower production costs, improve productivity, manufacture new or improved products and remain competitive. We may not be in a position to take advantage of business opportunities or respond to competitive pressures if we fail to update, replace or make additions to our equipment or our manufacturing processes in a timely manner. The cost to repair or replace much of our equipment or facilities would be significant. We cannot be certain that we will have sufficient internally generated cash or acceptable external financing to make necessary capital expenditures in the future.

Concentration of Manufacturing Locations. A significant portion of our manufacturing and production facilities are located in Reading, Pennsylvania. It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing facilities in Reading, Pennsylvania. The Company may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or result in other severe consequences. As a result our financial condition and results of our operations could be materially adversely affected.

Availability of Energy Resources. We rely on third parties to supply energy consumed at each of our energy-intensive production facilities. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions or lack of availability in the supply of energy resources could temporarily impair the ability to operate our production facilities. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

Acquisition and Disposition Strategies. We consider acquisition, joint ventures and other business combination opportunities as well as possible business unit dispositions as part of our overall business strategy. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as difficulties in integrating the operations, technologies, products and personnel of the acquired companies, diversion of management’s attention from existing operations, difficulties in entering markets in which we have limited or no direct prior experience, dependence on unfamiliar supply chains, insufficient revenues to offset increased expenses associated with acquisitions, loss of key employees of the acquired companies, inaccurate assessment of undisclosed liabilities, difficulties in realizing projected efficiencies, synergies and cost savings and increases in our debt or limitation in our ability to access additional capital when needed.

Internal Controls Over Financial Reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or inaccuracies. Effectiveness of reporting results in future periods is subject to the risk that controls may become inadequate, or that the degree of compliance with the policies or procedures may deteriorate.

Political and Social Turmoil and Other World Issues. War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, effect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

International Sales. We believe that international sales will continue to account for a significant percentage of our future revenues. Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into dollars). Any of these factors could materially adversely affect our results for the period in which they occur.

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

Retention of Key Personnel. Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and production positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The primary locations of our specialty metals manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida; Elyria, Ohio; Torshalla, Sweden; and

Crawley, England. The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg, Elyria, Torshalla and Crawley plants are owned. The Clearwater plant is owned, but the land is leased. The Torshalla facilities are leased.

The primary locations of our engineered products manufacturing operations are: Wood-Ridge and Carlstadt, New Jersey; Wilkes-Barre, Pennsylvania; Twinsburg, Ohio; Auburn, California; Palmer, Massachusetts; Derby and Corby, England; Queretaro, Mexico; and Clayton, Australia. The Corby and Queretaro plants are owned, while the other locations are leased.

Our corporate offices, located in Wyomissing, Pennsylvania, are leased.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NYSE.

	Fiscal 2007		Fiscal 2006
Quarter Ended:	High	Low	High	Low
September 30	$120.15	$90.67	$64.94	$51.28
December 31	$119.09	$97.91	$71.30	$51.64
March 31	$125.16	$97.29	$97.82	$72.01
June 30	$136.53	$120.23	$139.75	$95.18

Annual	$136.53	$90.67	$139.75	$51.28

The range of our common stock price on the NYSE from July 1, 2007 to August 21, 2007 was $103.75 to $148.06. The closing price of the common stock was $110.75 on August 21, 2007.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.225 per common share during the first, second and third quarters and $0.30 per common share during the fourth quarter of fiscal 2007.

We paid a quarterly dividend of $0.15 per common share during each quarter of fiscal 2006.

As of August 21, 2007, there were 3,411 common stockholders of record.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on Carpenter’s common stock to the cumulative total return of the Russell 2000 Index, S&P MidCap Index, our New Peer Group and our Old Peer Group for each of the last five fiscal years ended June 30, 2007. The cumulative total return assumes an investment of $100 on June 30, 2002 and the reinvestment of any dividends during the period. The Russell 2000 is a broad-based index that includes smaller market capitalization stocks. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. In June 2007, Carpenter’s common stock was added to the S&P MidCap 400 Index. We believe that the S&P MidCap 400 is more representative of companies with similar market and economic characteristics to Carpenter. We do not believe the Russell 2000 index is representative of our current market capitalization status and we will cease using this index in future reports. The companies in the Old Peer Group Index were: Allegheny Technologies, Inc., A.M. Castle & Co., Quanex Corporation, RTI International Metals, Inc., Ryerson Tull, Inc. and the Timken Company. The companies included in the New Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Haynes International, Inc., AK Steel Holding Corp., Steel Dynamics, Inc. and Universal Stainless & Alloy Products, Inc. We believe that the companies included in our New Peer Group, taken as a whole, provide a more meaningful comparison in terms of competition, product offerings and other relevant factors. The total stockholder return for the peer groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

	6/02	6/03	6/04	6/05	6/06	6/07
Carpenter Technology Corporation	100.00	56.20	124.25	190.46	428.03	487.20
Russell 2000	100.00	98.36	131.18	143.57	164.50	191.53
S&P Midcap 400	100.00	99.29	127.07	144.90	163.71	194.01
New Peer Group	100.00	51.05	108.04	142.14	421.55	596.87
Old Peer Group	100.00	66.31	119.90	140.95	285.87	385.92

Issuer Purchases of Equity Securities

The following table contains information about purchases by us of our common stock during the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2007	—	—	—	$236.1
May 1-31, 2007	—	—	—	$236.1
June 1-30, 2007	126,325	$130.43	115,002	$221.1

Quarter ended June 30, 2007	126,325	$130.43	115,002	$221.1

The shares purchased in June included 11,323 shares which were purchased pursuant to the exercise by 1993 Plan and Directors’ Plan participants of their right to elect stock-for-tax withholding in connection with the vesting of restricted shares under the plans.

The remaining 115,002 shares were purchased under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the repurchase of up to $250 million of Carpenter’s outstanding common stock. As of June 30, 2007, approximately $221 million of the $250 million remained available for future repurchases. The above purchases were all made on the open market. The repurchases will occur at such times and at such prices as the management of the Company determines. The share repurchase program will be funded with the Company’s cash after giving consideration to capital investments, acquisitions and future cash flows. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program expires in September 2008.

Item 6.	Selected Financial Data

Five-Year Financial Summary

Dollar amounts in millions, except per share data

(years ended June 30)

	2007	2006	2005(a)	2004(b)	2003(c)
Summary of Operations
Net sales	$1,944.8	$1,568.2	$1,314.2	$1,016.7	$871.1
Operating income	$323.8	$310.7	$204.2	$68.1	$8.1

Net income (loss)	$227.2	$211.8	$135.5	$36.0	$(10.9)

Financial Position at Year-End
Cash	$300.8	$352.8	$159.5	$80.0	$53.5

Marketable securities	$372.7	$141.8	$110.9	$25.4	$—

Total assets	$2,025.7	$1,887.9	$1,653.4	$1,456.2	$1,399.9

Long-term obligations, net of current portion (including convertible preferred stock)	$299.5	$333.1	$333.7	$332.7	$396.7

Per Share Data
Net earnings (loss):
Basic	$8.79	$8.33	$5.54	$1.51	$(0.56)

Diluted	$8.63	$8.08	$5.37	$1.49	$(0.56)

Cash dividend-common	$0.975	$0.60	$0.4075	$0.330	$0.5775

(a)

Fiscal 2005 included an $8.7 million pre-tax gain on the sale of Carpenter Special Products Corporation in June 2005, which was sold for a total sales price of $19.5 million. See Note 21 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data”.

(b)

Fiscal 2004 included a $2.3 million pre-tax loss on early retirement of debt related to a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans. See Note 10 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

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

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. We primarily process basic raw materials such as nickel, titanium, chromium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes and hollow forms in many sizes and finishes. We also produce certain metal powders and fabricated metal products. In addition, ceramic products are produced from various raw materials using molding, heating and other processes.

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

In July 2007, we announced certain changes to our organization which management believes will allows us to better focus on the customer, end-use markets and to reach our operational excellence goals. The announcement included the key appointments of a Senior Vice President – Advanced Metals Operations and a Senior Vice President – Premium Alloys Operations. These changes will impact the Company’s financial reporting related to segment information. The Company is currently evaluating the impact of the changes and expects that the segment information reported during fiscal 2008 will reflect the organizational changes discussed above.

The table below shows our net sales by major product class for the past three fiscal years:

($ in millions)	2007		2006		2005
Special alloys	$895.6	46%	$703.8	45%	$515.6	39%
Stainless steels	696.8	36	528.1	34	531.9	40
Titanium products	187.7	10	176.3	11	112.5	9
Ceramics and other materials	104.1	5	102.2	6	98.7	8
Tool and other steels	60.6	3	57.8	4	55.5	4

Total net sales	$1,944.8	100%	$1,568.2	100%	$1,314.2	100%

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

Our sales are across a diversified list of end-use markets. The table below summarizes our estimated sales by market over the past three fiscal years.

($ in millions)	2007		2006		2005
Aerospace	$725.8	37%	$636.6	41%	$383.5	29%
Industrial	440.2	23	302.0	19	327.1	25
Consumer	206.5	11	176.5	11	210.3	16
Automotive	236.8	12	181.8	12	182.9	14
Medical	131.2	7	139.7	9	96.0	7
Energy	204.3	10	131.6	8	114.4	9

Total net sales	$1,944.8	100%	$1,568.2	100%	$1,314.2	100%

In an effort to increase revenue and profits, we have increased our presence in fast-growing international markets. In recent years, we have expanded our sales and marketing efforts in Europe, Asia, and North America. Our European headquarters are based in Brussels, with our Asian sales directed from Singapore. Outside the United States, company-owned distribution facilities are located in Mexico, Canada, the United Kingdom and Belgium. In addition to the United States, where the majority of our manufacturing exists, we have manufacturing facilities in the United Kingdom, Mexico, Sweden and Australia. In fiscal 2007, 2006 and 2005, 29.6 percent ($574.7 million), 31.7 percent ($496.4 million) and 27.8 percent ($365.0 million) of our sales were to customers outside of the United States, respectively.

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

As part of our overall business strategy, we have sought out and considered opportunities related to strategic divestitures, acquisitions, and joint venture propositions. Management has participated in discussions with other companies to explore potential terms and structure of such opportunities. The Company expects that it will continue to evaluate these opportunities.

Business Trends

Net sales, earnings, free cash flow and pounds sold for the past three fiscal years are summarized below:

(in millions, except per share data)	2007	2006	2005
Net sales	$1,944.8	$1,568.2	$1,314.2
Net income	$227.2	$211.8	$135.5
Diluted earnings per share	$8.63	$8.08	$5.37
Free Cash Flow	$202.3	$202.8	$133.8
Pounds Sold (in thousands)*	223,246	221,329	238,640

*	includes specialty and titanium alloys, stainless steel and powder materials

Our results of operations have improved significantly over the past three fiscal years largely as a result of favorable market conditions and our focus on lean and waste reduction, especially in the aerospace, energy and medical markets. The key components of our business strategy are as follows:

•	A shift in product mix to higher value materials;

•	Improved margins from an intentional reduction in the sale of marginally profitable products;

•	Pricing products for the value delivered;

•	Expansion of sales in markets outside of the U.S.;

•	Efforts to achieve operational excellence through our focus on lean and waste reduction.

Specifically, we use the phrase “lean and waste reduction” to refer to eliminating or reducing non-value added activities, process variation reduction, process control, work concentration, product flow based on specific customer quantity demand and constraint removal. Our lean and waste reduction philosophy applies to all aspects of our business, including product development, order taking and scheduling, manufacturing, logistics and administrative processes.

We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the time the raw materials are acquired to the time the processed finished goods are sold to the customer. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher costs of sales. Increases in the cost of raw materials have impacted our operations over the past few years. We, and others in our industry, generally have been able to pass these cost increases through to our customers using surcharges which are structured to recover high raw material costs. In the last several years, as raw material prices have escalated, surcharges have become an increasingly significant component of our net sales. This has impacted our sales numbers and had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion. The formula used to calculate the surcharge is based on prices quoted on the London Metal Exchange (“LME”) for the previous month for the respective raw materials. Surcharge revenues, which are included in net sales, were $497.1 million, $199.6 million and $148.9 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Special Items Recorded in Fiscal Years 2005

During the fourth quarter of 2005, we recorded a gain of $8.7 million before taxes on the sale of our subsidiary, Carpenter Special Products Corporation (“CSPC”). The divestiture was part of the Company’s strategy to focus on its specialty material businesses. CSPC had sales of less than $30 million in fiscal 2005 and accounted for less than 2 percent of consolidated operating income.

Results of Operations – Fiscal 2007 compared to Fiscal 2006

Our net income for fiscal 2007 was $227.2 million, or $8.63 per diluted share, versus net income of $211.8 million, or $8.08 per diluted share, for fiscal 2006.

For fiscal 2007, Carpenter generated record sales and net income. Sales growth, excluding surcharge, was driven primarily by the Company’s increased focus on the energy market and strong demand from the industrial market.

Record fiscal year net income was achieved primarily as a result of the Company’s growth in sales and continued focus on operational excellence.

Free cash flow (see page 30 for Carpenter’s definition and a reconciliation to GAAP) was $202.3 million in fiscal 2007. At June 30, 2007, our cash and marketable securities exceeded our total debt by $340.8 million.

Net Sales

Net sales for fiscal 2007 were $1.9 billion, which was an increase of 24 percent from $1.6 billion in fiscal 2006. The $376.6 million increase in net sales was due to increases in surcharge revenues and volume as well as improved product mix. Excluding surcharges, fiscal 2007 sales increased by 6 percent compared to fiscal 2006.

International sales in fiscal 2007 increased 16 percent from fiscal 2006 to $574.7 million primarily as a result of higher surcharges and increased shipments to the energy market. Sales outside of the U.S. accounted for 29.6 percent of total sales in fiscal 2007 compared to 31.7 percent in fiscal 2006. Details of sales by geographical region for the past three fiscal years are presented in Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

In terms of end-use markets, sales to the aerospace market of $725.8 million in fiscal 2007 increased 14 percent from fiscal 2006. Excluding surcharge revenues, sales to the aerospace market increased by 1 percent. The static sales level reflects supply chain inventory adjustments stemming from the robust demand for nickel based alloys and titanium coil that took place in the second half of fiscal 2006, which resulted in reduced purchasing levels by customers throughout fiscal 2007. In addition, sales reflected a decline in business with a key customer during fiscal 2007, who is now procuring a portion of its material needs internally from a recently acquired subsidiary.

Sales to the industrial sector of $440.2 million, which includes materials used in equipment and other capital goods applications, increased by 46 percent in fiscal 2007 from fiscal 2006. Excluding surcharge revenues, sales to the industrial market increased by 25 percent. The growth was driven by increased shipments of higher value materials used in capital equipment and the manufacture of valves and fittings used in applications such as the construction and maintenance of chemical and food processing facilities. Additionally, the sales growth reflected increased shipments to the semiconductor sector.

Consumer market sales increased by 17 percent from the prior year, to $206.5 million. Adjusted for surcharge revenues, sales decreased by 9 percent. The reduction was primarily a result of reduced sales of materials used in consumer electronics and fasteners used in consumer products.

Sales to the automotive market in fiscal 2007 increased 30 percent to $236.8 million during fiscal 2007. Sales, excluding surcharge revenue, increased 4% from the prior year. The marginal increase reflected the lower automotive production rates in North America and Europe. In addition, the Company elected not to participate in certain marginally profitable business.

Sales to the medical market of $131.2 million were 6 percent below a year ago. Adjusted for surcharge revenue, sales declined 13 percent. The decline mostly reflected continuing inventory adjustments taking place within the supply chain for titanium and specialty alloy materials.

Gross Profit

Gross profit in fiscal 2007 grew to $457.7 million, or 23.5 percent of sales, from $436.1 million, or 27.8 percent of sales, a year ago. The increased gross profit was achieved despite the negative impact from record high nickel prices throughout most of the year. As a result of the rise in nickel prices, the Company’s surcharge revenue increased to approximately $497 million or 150 percent more than fiscal 2006. The Company’s surcharge mechanism is structured to recover high raw material costs. While the surcharge protects the absolute gross profit dollars, it does have a dilutive effect on gross margin. In fiscal 2007, the dilutive effect on the gross margin from the increased surcharge versus fiscal 2006 was approximately 450 basis points.

Additionally, the Company’s gross profit was negatively impacted by the lag effect in the surcharge mechanism. This lag effect can result in additional margin decline during periods of rapidly escalating raw material prices. The Company has estimated that the lag effect negatively impacted gross margin by approximately 140 basis points when comparing fiscal 2007 to fiscal 2006.

Adjusted for the dilutive effect of the surcharge and the negative impact from the lag in the surcharge mechanism, the gross margin would have improved in fiscal 2007 by 170 basis points from fiscal 2006. The underlying improvement was driven by a richer product mix as well as ongoing cost controls.

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2007 were $133.9 million, or 6.9 percent of net sales, compared to $125.4 million, or 8.0 percent of net sales, in fiscal 2006. The increase primarily reflected $4.4 million related to executive transition costs and $1.6 million associated with the review of a possible acquisition.

Interest Expense

Fiscal 2007 interest expense of $22.8 million decreased 2 percent from $23.3 million in fiscal 2006. Interest on substantially all of our debt was at a fixed rate and the level of debt was consistent throughout the two-year period.

Other Income, Net

The higher amount reflected $8.1 million of increased interest income due to higher investment balances in cash and marketable securities and $1.7 million of increased receipts from the “Continued Dumping and Subsidy Offset Act of 2000.”

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal 2007 was 31.4 percent as compared to 31.5 percent last year. The fiscal year 2007 tax rate was more favorable than the statutory rate of 35 percent primarily due to the following items. We recorded a reduction in income tax expense of $3.5 million, or 1.1 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state net operating loss carryforwards in prior years. Under Statement of Financial Accounting Standards No. 109 (SFAS109), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal 2007. We recognized a benefit of $4.2 million, or 1.3 percent due to a favorable state tax settlement. We recognized a benefit of $2.8 million, or 0.8 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities.

The fiscal year 2006 tax rate was more favorable than the statutory rate of 35 percent due to several reasons. We recorded a reduction in income tax expense of $5.8 million, or 1.9 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state and foreign net operating loss carryforwards in prior years. Based on fiscal 2006 and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal 2006. We recognized a benefit of $4.6 million, or 1.5 percent of pretax income, related to US export incentives. We recognized a benefit of $3.2 million, or 1.0 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities.

See Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results (See Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Net sales in fiscal 2007 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), of $1.84 billion were $371 million, or 25 percent, higher than the $1.47 billion for fiscal 2006. Adjusted for surcharge revenue, sales increased 6 percent from the prior year.

Sales of stainless steel products grew 32 percent to $696.8 million from $528.1 million a year ago. Excluding surcharge revenue, sales increased 11 percent. Stainless sales benefited primarily from increased shipments to the industrial market and from the sale of higher value products.

Sales of specialty alloys increased 27 percent to $895.6 million from $703.8 million a year ago. Adjusted for surcharge revenue, specialty alloys sales increased 2 percent. Growth in the energy market and increased sales of higher value products were the primary drivers of the sales growth which was partially offset by reduced shipments to the aerospace and medical markets.

Titanium sales rose 6 percent to $187.7 million from $176.3 million a year ago. Sales benefited from increased shipments of fastener wire to the aerospace market.

Operating income for the Specialty Metals segment was a record $323.0 million or 17.6 percent of sales compared to $311.8 million or 21.3 percent a year ago. The change in operating income primarily reflected the Company’s growth in sales, a richer product mix and the Company’s continued focus on operational improvements.

Operating income as a percent of sales decreased due to the dilutive effect on margins from the increase in surcharge revenue and the negative impact from the lag effect of the Company’s surcharge mechanism.

Engineered Products Segment

Fiscal 2007 net sales for the Engineered Products segment increased 3 percent to $105.7 million from $102.9 million for the same period a year ago.

Operating income was $19.1 million or 18.1 percent of sales for fiscal 2007 compared to $17.1 million or 16.6 percent of sales a year ago. Increased volume and better operating efficiencies at certain operating locations were the primary drivers of the increase.

Results of Operations – Fiscal 2006 compared to Fiscal 2005

Our net income for fiscal 2006 was $211.8 million, or $8.08 per diluted share, versus net income of $135.5 million, or $5.37 per diluted share, for fiscal 2005.

Sales and operating profits were driven by strong demand for our higher value materials, especially from the aerospace and medical markets, higher selling prices, and cost savings and containment due to our continued focus on lean and variation reduction. Sales grew in most of our major product classes.

Free cash flow (see page 30 for Carpenter’s definition and a reconciliation to GAAP) was $202.8 million in fiscal 2006. At June 30, 2006, our cash and marketable securities exceeded our total debt by $161.3 million.

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

Sales of our special alloys in fiscal 2006 increased 37 percent from the prior year, to $703.8 million. The increase was driven by strong demand from the aerospace markets for alloys used in the manufacture of aircraft engines and structural components. The increase also reflected higher sales to the medical, automotive and energy markets, as well as higher base selling prices and surcharges.

Stainless steel sales of $528.1 million in fiscal 2006 were relatively flat compared to the prior year. Higher selling prices and improved product mix offset reduced shipments of marginally profitable products and lower sales to the industrial and automotive markets.

Titanium alloy sales of $176.3 million in fiscal 2006 were 57 percent more than fiscal 2005. Increased sales to the aerospace and medical markets and higher selling prices due to the effect of passing through significantly higher titanium costs drove the increase.

Sales of our ceramic and other materials in fiscal 2006 increased by 4 percent from fiscal 2005, to $102.2 million. Higher sales of ceramic cores and related products used in casting turbine blades for the aerospace market and fuel injectors for diesel engines were offset by lower sales of structural ceramic components sold to the industrial market and ceramic cores sold to the consumer market.

In terms of end-use markets, sales to the aerospace market of $636.6 million in fiscal 2006 increased 66 percent from fiscal 2005. The increase was driven primarily by demand for high temperature alloys used in jet engine components and for titanium and special alloys used in airframe structural components. We have seen continued strength in the underlying demand for our materials due to the number and type of aircraft being built.

Sales to the industrial sector of $302.0 million, which includes materials used in equipment and other capital goods applications, decreased by 8 percent in fiscal 2006 from fiscal 2005. The decrease primarily reflects reduced sales of marginally profitable products.

Consumer market sales in fiscal 2006 decreased by 16 percent from the prior year, to $176.5 million. This decrease resulted from reduced sales to the sporting goods, housing, and electronic markets.

Sales to the automotive market in fiscal 2006 remained relatively flat at $181.8 million. The increased popularity of high performance engines and more stringent emissions standards resulted in higher demand for special alloys and ceramic components, which offset reduced demand of other products driven by lower automobile production levels and corresponding adjustments in inventory within the supply chain.

Sales to the medical market of $139.7 million were 45 percent above fiscal 2005, with strong growth in both domestic and international markets for our titanium materials and special alloys. Sales also benefited from pricing actions driven by the higher cost of materials and a favorable product mix.

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

Selling and Administrative Expenses

Selling and administrative expenses in fiscal 2006 were $125.4 million, or 8.0 percent of net sales, compared to $120.6 million, or 9.2 percent of net sales, in fiscal 2005. The increase in dollars primarily reflected increases in stock based compensation and other variable compensation expenses of $4.0 million, increases in outside professional fees of $3.0 million, and higher non-cash pension costs of $2.3 million. Fiscal 2005 included $4.2 million of expense representing the increase in a reserve related to ongoing cleanup costs at a location that was closed in 1987. Fiscal 2006 expense related to this location was $0.7 million.

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

Income Taxes

Our effective tax rate for fiscal 2006 was 31.5 percent as compared to 28.7 percent for fiscal 2005. The fiscal year 2006 tax rate was more favorable than the statutory rate of 35 percent primarily due to the following items. We recorded a reduction in income tax expense of $5.8 million, or 1.9 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state and foreign net operating loss carryforwards in prior years. Under Statement of Financial Accounting Standards No. 109 (SFAS109), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on fiscal 2006 and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal 2006. We recognized a benefit of $4.6 million, or 1.5 percent of pretax income, related to US export incentives. We recognized a benefit of $3.2 million, or 1.0 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities.

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

Business Segment Results (See Note 20 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”):

Specialty Metals Segment

Net sales in fiscal 2006 for this segment, which aggregates the Specialty Alloys Operations (SAO), Dynamet, and Carpenter Powder Products (CPP), of $1,467.1 million were $278.8 million, or 23 percent higher than the $1,188.3 million for fiscal 2005. SAO sales increased 21 percent from fiscal 2005 due to solid demand from the aerospace market, the sale of higher value materials to the medical and automotive markets, and pricing actions. Dynamet’s sales increased 57 percent in fiscal 2006 compared to fiscal 2005 due to robust demand from the aerospace market, continued growth in the domestic and international medical markets, higher base selling prices, and higher prices reflecting the pass through of significantly higher titanium costs. CPP’s sales in fiscal 2006 were 10 percent higher than the prior year due to higher selling prices, stronger demand from the industrial market, and a better product mix.

Operating income for the Specialty Metals segment was $311.8 million in fiscal 2006 compared to $183.9 million in fiscal 2005. The increase in operating income reflected increased sales of higher value materials, base pricing actions and continued operational improvements.

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

Free cash flow as defined on page 30 was $202.3 million in fiscal 2007 versus $202.8 million a year ago.

Our cash flow from operations was $275.1 million for fiscal 2007 and $237.6 million a year ago. Accounts receivable were $63.9 million higher than a year ago due to the increased level of sales, however, days sales outstanding remained relatively consistent at 46 days in fiscal 2007 compared to 44 days in fiscal 2006. Capital expenditures for plant, equipment and software were $47.1 million during fiscal 2007 versus $19.3 million for fiscal 2006. During fiscal 2007, the Company paid $25.7 million in quarterly cash dividends as well as repurchasing $28.9 million of common shares under the announced share repurchase program in an effort to build stockholder value.

The Company maintains a $150 million revolving credit facility which expires in August 2010. The revolving credit facility includes a minimum EBITDA-to-interest expense coverage covenant and a maximum debt-to-capital ratio covenant.

At June 30, 2007, we had $11.0 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($139.0 million) was available to us. In addition to this facility, we had $50.0 million available under an accounts receivable purchase facility maintained with an independent financial institution with an expiration date of March 2010. As of June 30, 2007, there was no utilization of the facility.

In fiscal 2008, the Company will be required to make payments related to maturities of long-term debt totaling $33.2 million.

For the years ended June 30, 2007, 2006 and 2005, interest cost totaled $23.3 million, $23.6 million, and $23.1 million, of which $0.5 million, $0.3 million, and $0.1 million, respectively, were capitalized as part of the cost of plant, equipment and software.

As part of our financing strategy, we consider the levels of fixed rate debt versus floating rate debt in order to optimize our cost of debt. Historically, we have used interest rate swaps to achieve this targeted level. These instruments obligate us to pay a swap counterparty either a floating rate of interest in return for us receiving a fixed rate of interest or obligate us to pay a fixed rate of interest in return for us receiving a floating rate of interest. We had no significant swaps in effect as of June 30, 2007 or 2006. Favorable market conditions during fiscal 2005 allowed the company to unwind its remaining swaps at a gain. These gains are amortized over the remaining life of the underlying debt issue as a reduction to interest expense.

We believe that our current financial resources, both from internal and external sources, will be adequate to meet our foreseeable needs. At June 30, 2007, we had approximately $189.0 million available under our credit facility and our accounts receivable purchase facility.

Non-GAAP Financial Measures

The following tables provide additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

FREE CASH FLOW	Year Ended June 30,
(in millions)	2007	2006	2005
Net cash provided from operations	$275.1	$237.6	$142.5
Purchases of plant, equipment and software	(47.1)	(19.3)	(13.8)
Proceeds from the sale of business	—	—	15.4
Proceeds from disposals of plant and equipment	—	1.0	1.1
Dividends paid	(25.7)	(16.5)	(11.4)

Free cash flow	$202.3	$202.8	$133.8

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

Critical Accounting Policies and Estimates:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to bad debts, customer claims, inventories, goodwill, intangible assets, income taxes, pensions and other postretirement benefits, contingencies and litigation, environmental liabilities, and derivative instruments and hedging activities.

We believe the following are the critical accounting policies and areas affected by significant judgments and estimates impacting the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We perform ongoing credit evaluations of our customers and monitor their payment patterns. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index with maturities that approximate the anticipated cash outflows from the plan. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 1 percent, the net pension expense would change by approximately $8.8 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $2.1 million.

Long-Lived Assets

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based upon discounted cash flow analysis and the use of market multiples. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Changes in anticipated discounted cash flows and comparable market multiples could have a significant impact on whether or not goodwill is impaired and the amount of impairment.

Environmental Expenditures

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

Income Taxes

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

Derivate Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro, Pound Sterling and Australian dollar, in order to offset the effect of changes in exchange rates. Historically, we have also used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. The commodity options and foreign currency forwards and options have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. When used, interest rate swaps were designated as fair value hedges and the changes in fair value of these instruments were immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. As of June 30, 2007 and 2006, substantially all interest rate swap agreements were terminated. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of operations. If the anticipated future transactions were no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of operations.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies, to Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2007, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	Total	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	There- after
Long-term debt	$332.7	$33.2	$23.3	$20.0	$—	$100.0	$156.2
Accrued post-retirement benefits	140.4	12.1	12.1	12.7	13.4	14.0	76.1
Interest on long-term debt	122.7	23.0	21.3	19.7	18.5	11.8	28.4
Operating leases	21.6	8.3	6.7	2.6	1.6	1.0	1.4
Purchase commitments	451.1	430.4	20.7	—	—	—	—

Total contractual obligations	$1,068.5	$507.0	$84.1	$55.0	$33.5	$126.8	$262.1

We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business.

In addition, we had $11.0 million of outstanding letters of credit as of June 30, 2007.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2007, 2006 and 2005, an additional $0.1 million, $0.3 million and $0.5 million, respectively, was accrued related to three of our environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2007, 2006 and 2005, were $5.5 million, $5.9 million and $6.1 million, respectively. The estimated range at June 30, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.5 million and $9.9 million.

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

Future Outlook

As we enter fiscal 2008, we anticipate another year of record results, despite some initial headwinds from continued supply chain adjustments in the medical market and reduced sales to the industrial market. We expect sales to the aerospace market will strengthen in the second half of fiscal 2008 as a result of increasing demand for nickel-based alloys used in engine and structural applications.

We will continue to focus on high performance materials in order to be well positioned to capitalize on growth opportunities in our key end-use markets.

The Company plans to invest $150 million in capital expenditures in fiscal 2008 to support our customers as well as invest in markets where we have significant opportunity based on our portfolio of products. The planned capital expenditures includes approximately $75 million associated with the Company’s previously announced $115 million expansion of its premium let operations. Additionally, the planned capital expenditures include approximately $14 million related to the Company’s previously announced upgrade of its hot rolling facility.

The Company expects that cash flows from operations will approach $300 million in fiscal 2008 and anticipates that free cash flow will be approximately $100 million.

Forward-looking Statements

This Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain metals; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; 8) possible labor disputes or work stoppages; and 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

We are actively involved in managing risks associated with energy resources. Risk containment strategies include interaction with primary and secondary energy suppliers as well as obtaining adequate insurance coverage to compensate us for potential business interruption related to lack of availability of energy resources. In addition, we have used forwards and options to fix the price of a portion of our anticipated future purchases of certain energy to protect against the impact of significant increases in energy costs. We also use surcharge mechanisms to offset a portion of these charges where appropriate.

Fluctuations in foreign currency exchange rates could subject us to risk of losses on anticipated future cash flows from our international operations or customers. Foreign currency forward contracts are used to hedge certain foreign exchange risk.

Historically, we have used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate.

All hedging strategies are reviewed and approved by senior financial management before being implemented. Senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

The status of our financial instruments as of June 30, 2007 is provided in Note 10 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2007 (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected.

Item 8.	Financial Statements and Supplementary Data

Management’s Responsibilities for Financial Reporting

Carpenter’s management prepared the financial statements included in this Annual Report on Form 10-K and is responsible for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on management’s best judgments and estimates. Financial information elsewhere in this Annual Report is consistent with that in the financial statements.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of June 30, 2007, Carpenter’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of Carpenter’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007.

/s/ Anne L. Stevens
Anne L. Stevens
Chairman, President and Chief Executive Officer

/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Carpenter Technology Corporation:

We have completed integrated audits of Carpenter Technology Corporation’s consolidated financial statements and of its internal control over financial reporting as of June 30, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries (the Company) at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective June 30, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 24, 2007

Consolidated Statements of Income

Carpenter Technology Corporation

For the years ended June 30, 2007, 2006 and 2005

(in millions, except per share data)	2007	2006	2005
NET SALES	$1,944.8	$1,568.2	$1,314.2
Cost of sales	1,487.1	1,132.1	998.1

Gross profit	457.7	436.1	316.1
Selling and administrative expenses	133.9	125.4	120.6
Gain on sale of business	—	—	(8.7)

Operating income	323.8	310.7	204.2
Interest expense	22.8	23.3	23.0
Other income, net	(30.0)	(21.7)	(8.8)

Income before income taxes	331.0	309.1	190.0
Income tax expense	103.8	97.3	54.5

NET INCOME	$227.2	$211.8	$135.5

EARNINGS PER COMMON SHARE:
Basic	$8.79	$8.33	$5.54
Diluted	$8.63	$8.08	$5.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.7	25.2	24.2
Diluted	26.3	26.1	25.1

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Carpenter Technology Corporation

For the years ended June 30, 2007, 2006 and 2005

(in millions)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$227.2	$211.8	$135.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	48.7	47.6	50.2
Deferred income taxes	5.7	(11.0)	7.7
Net pension expense	4.9	10.8	2.4
Net loss on asset disposals	1.3	1.0	1.2
Gain on sale of business	—	—	(8.7)
Changes in working capital and other:
Accounts receivable	(63.9)	(39.5)	(31.8)
Inventories	(8.1)	3.6	(49.8)
Other current assets	(4.5)	7.2	(9.2)
Accounts payable	77.8	4.0	26.2
Accrued current liabilities	(14.6)	16.6	46.1
Contribution to VEBA	—	—	(25.0)
Other, net	0.6	(14.5)	(2.3)

Net cash provided from operations	275.1	237.6	142.5

INVESTING ACTIVITIES
Purchases of plant, equipment and software	(47.1)	(19.3)	(13.8)
Proceeds from disposals of plant and equipment	—	1.0	1.1
Proceeds from sale of business	—	—	15.4
Purchases of marketable securities	(680.3)	(411.8)	(135.7)
Proceeds from sales of marketable securities	449.4	381.1	50.2

Net cash used for investing activities	(278.0)	(49.0)	(82.8)

FINANCING ACTIVITIES
Net change in short-term debt	—	—	(2.3)
Payments on long-term debt	(0.2)	(0.2)	(20.2)
Dividends paid	(25.7)	(16.5)	(11.4)
Purchase of treasury stock	(28.9)	—	—
Tax benefits on share-based compensation	7.7	8.0	—
Proceeds from common stock options exercised	4.2	15.0	54.2

Net cash (used for) provided from financing activities	(42.9)	6.3	20.3

Effect of exchange rate changes on cash and cash equivalents	(6.2)	(1.6)	(0.5)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52.0)	193.3	79.5
Cash and cash equivalents at beginning of year	352.8	159.5	80.0

Cash and cash equivalents at end of year	$300.8	$352.8	$159.5

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

Carpenter Technology Corporation

June 30, 2007 and 2006

(in millions, except share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$300.8	$352.8
Marketable securities	372.7	141.8
Accounts receivable, net of allowance for doubtful accounts of $4.0 and $3.8 at June 30, 2007 and 2006, respectively	303.2	234.7
Inventories	235.0	224.3
Deferred income taxes	13.3	13.7
Other current assets	30.7	32.0

Total current assets	1,255.7	999.3
Property, plant and equipment, net	537.4	541.1
Prepaid pension cost	132.4	247.1
Goodwill	46.4	46.4
Trademarks and trade names, net	19.2	20.1
Other assets	34.6	33.9

Total assets	$2,025.7	$1,887.9

LIABILITIES
Current liabilities:
Accounts payable	$215.9	$137.4
Accrued liabilities	117.1	133.8
Current portion of long-term debt	33.2	0.2

Total current liabilities	366.2	271.4
Long-term debt, net of current portion	299.5	333.1
Accrued postretirement benefits	90.9	102.2
Deferred income taxes	143.5	189.0
Other liabilities	57.9	45.9

Total liabilities	958.0	941.6

Contingencies and commitments (see Note 13)
STOCKHOLDERS’ EQUITY
Convertible preferred stock – authorized 2,000,000 shares; issued 290.4 shares at June 30, 2006	—	18.0
Common stock – authorized 100,000,000 shares; issued 27,276,122 shares and 26,505,018 shares at June 30, 2007 and 2006, respectively	136.4	132.5
Capital in excess of par value – common stock	328.0	294.2
Reinvested earnings	751.3	549.8
Common stock in treasury (1,154,351 shares and 990,610 shares at June 30, 2007 and 2006, respectively), at cost	(65.7)	(37.3)
Deferred compensation	—	(1.5)
Accumulated other comprehensive loss	(82.3)	(9.4)

Total stockholders’ equity	1,067.7	946.3

Total liabilities and stockholders’ equity	$2,025.7	$1,887.9

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the years ended June 30, 2007, 2006 and 2005

		Common Stock
(in millions, except per share data)	Convertible Preferred Stock Par Value of $5	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Deferred Compensation	Accumulated Other Comp. Loss	Total Stockholders’ Equity
Balances at June 30, 2004	$20.8	$120.7	$215.1	$230.4	$(38.0)	$(9.5)	$(1.5)	$538.0
Net income				135.5				135.5
Cash Dividends:
Common @ $0.4075 per share				(9.8)				(9.8)
Preferred @ $5,362.50 per share				(1.6)				(1.6)
Stock options exercised		8.9	45.3					54.2
Minimum pension liability, net of tax							(4.0)	(4.0)
Other	(1.1)	0.1	17.7		2.2	0.3	(7.3)	11.9

Balances at June 30, 2005	$19.7	$129.7	$278.1	$354.5	$(35.8)	$(9.2)	$(12.8)	$724.2

Net income				211.8				211.8
Cash Dividends:
Common @ $0.60 per share				(15.0)				(15.0)
Preferred @ $5,362.50 per share				(1.5)				(1.5)
Stock options exercised		2.5	12.5					15.0
Minimum pension liability, net of tax							0.3	0.3
Reclassification of unamortized share-based compensation			(5.8)			5.8		—
Tax benefit on share-based compensation			8.0					8.0
Other	(1.7)	0.3	1.4		(1.5)	1.9	3.1	3.5

Balances at June 30, 2006	$18.0	$132.5	$294.2	$549.8	$(37.3)	$(1.5)	$(9.4)	$946.3

Net income				227.2				227.2
Cash Dividends:
Common @ $0.60 per share				(24.9)				(24.9)
Preferred @ $5,362.50 per share				(0.8)				(0.8)
Stock options exercised		1.0	3.2					4.2
Minimum pension liability, net of tax							(6.2)	(6.2)
Tax benefit on share-based compensation			7.7					7.7
Purchase of treasury stock					(28.9)			(28.9)
Conversion of preferred shares to common shares	(18.0)	2.9	15.1					—
Adjustment to initially apply SFAS 158, net of tax							(70.6)	(70.6)
Share-based compensation			6.2		4.5			10.7
Other			1.6		(4.0)	1.5	3.9	3.0

Balances at June 30, 2007	$—	$136.4	$328.0	$751.3	$(65.7)	$—	$(82.3)	$1,067.7

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the years ended June 30, 2007, 2006 and 2005

	Preferred	Common Shares
	Shares Issued	Issued	Treasury	Net Outstanding
Balances at June 30, 2004	333.7	24,141,150	(1,106,772)	23,034,378

Stock options exercised		1,774,261		1,774,261
Restricted stock awards			100,600	100,600
Other	(16.9)	33,826	(20,676)	13,150

Balances at June 30, 2005	316.8	25,949,237	(1,026,848)	24,922,389

Stock options exercised		500,992		500,992
Restricted stock awards		5,400	73,908	79,308
Other	(26.4)	49,389	(37,670)	11,719

Balances at June 30, 2006	290.4	26,505,018	(990,610)	25,514,408

Stock options exercised		192,958		192,958
Restricted stock awards			99,587	99,587
Conversion of preferred shares to common shares	(290.4)	580,857		580,857
Purchase of treasury stock			(235,072)	(235,072)
Other		(2,711)	(28,256)	(30,967)

Balances at June 30, 2007	—	27,276,122	(1,154,351)	26,121,771

Consolidated Statements of Comprehensive Income

Carpenter Technology Corporation

For the years ended June 30, 2007, 2006 and 2005

(in millions)	2007	2006	2005
Net income	$227.2	$211.8	$135.5
Unrealized gain on securities classified as available-for-sale, net of tax of $0.0, $(0.1) and $0.0 million, respectively	—	0.1	—
Net (losses) gains on derivative instruments, net of tax of $1.9 million, $(1.1) million, and $6.3 million, respectively	(3.1)	1.9	(9.0)
Minimum pension liability, net of taxes of $4.0 million, $(0.1) million, and $2.3 million, respectively	(6.2)	0.3	(4.0)
Foreign currency translation	7.0	1.1	1.7

Comprehensive income	$224.9	$215.2	$124.2

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

Research and Development – Research and development expenditures, which amounted to $11.5, $10.2 and $10.0 million in fiscal 2007, 2006 and 2005, respectively, are expensed as incurred and are generally reported in cost of sales in the Consolidated Statement of Income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

Cash Equivalents – Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Marketable Securities – Carpenter considers all highly liquid investments with an original maturity of more than three months when purchased and all auction-rate securities and variable rate demand notes to be marketable securities. Carpenter has determined that all of its marketable securities are to be classified as available-for-sale. These securities are carried at market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Accounts Receivable – Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of outstanding amounts. Trade credit is extended based upon periodic evaluation of each customer’s ability to perform its obligations. The Company determines accounts receivable allowances based on an aging of accounts and a review of specific accounts identified as collection risks. We do not require collateral to secure accounts receivable.

Inventories – Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. For fiscal 2007 and 2006, $76.6 million and $62.1 million of inventory, respectively, was accounted for using a method other than the LIFO method.

Fixed Assets and Depreciation – Fixed assets are stated at historical cost less accumulated depreciation. Depreciation for financial reporting purposes is computed by the straight-line

Notes to Consolidated Financial Statements (continued)

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

Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using discounted cash flow and the use of market multiples valuation techniques. These valuation techniques require the use of estimates and assumptions related to projected operating results, capital expenditures and working capital levels as well as the cost of capital. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Trademarks and Trade Names – The costs of trademarks and trade names are amortized on a straight-line basis over the estimated useful lives of 30 years.

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

Foreign Currency Translation – Assets and liabilities of most international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements

Notes to Consolidated Financial Statements (continued)

are translated at the average monthly exchange rates prevailing during the year. The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive income until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other income, net in the consolidated statement of operations.

Deferred Income Taxes – Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of Carpenter’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Earnings per Share – Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net income adjusted for the assumed shortfall between common and preferred dividends by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed conversion of preferred shares and the effect of all potentially dilutive stock options and stock units at the end of the period.

Litigation – Periodically, Carpenter and its subsidiaries are parties to lawsuits arising out of the normal course of business. Carpenter records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time.

Share-Based Compensation – As of June 30, 2007, Carpenter has two share-based employee compensation plans, which are described in detail in Note 14. Beginning July 1, 2005, Carpenter adopted Statement of Financial Accounting Standards No. 123 (R) “Share Based Payment” (“SFAS 123R”) using the modified prospective method. The adoption of SFAS 123R did not have a material effect on operating income, income before taxes, net income, basic earnings per share or diluted earnings per share. In connection with the adoption of SFAS 123R during fiscal 2006, $8.0 million related to the tax benefits associated with share-based compensation was reclassified from net cash provided from operations to net cash provided from financing activities.

For the year ended June 30, 2005, Carpenter accounted for its stock option plans and other stock-based compensation in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No share-based employee compensation cost related to stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the proforma effect on net income and earnings per share had Carpenter accounted for share-based compensation in accordance with SFAS 123R for the year ended June 30, 2005:

(in millions, except per share data)	2005
Net income as reported	$135.5
Deduct: Total share-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effect	(0.4)

Pro forma net income	$135.1

Notes to Consolidated Financial Statements (continued)

Earnings per share:
Basic – as reported	$5.54

Basic – pro forma	$5.53

Diluted – as reported	$5.37

Diluted – pro forma	$5.36

For the year ended June 30, 2005, Carpenter accounted for stock-based compensation with retirement eligible provisions using the nominal vesting period approach. Beginning in fiscal 2006, with the adoption of FASB 123R, the Company began using the non-substantive vesting period approach for new awards granted with retirement eligible provisions. Applying the nominal vesting period approach rather than the non-substantive vesting period approach did not have a material effect on net income for any of the periods presented.

Concentration of Credit Risk – Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. No single customer accounted for more than 10% or more of total sales in fiscal 2007, 2006 and 2005.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are required to be adopted for fiscal years beginning after December 15, 2006. During the first quarter of our fiscal year ended June 30, 2008, we will adopt and apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Based on our evaluation as of June 30, 2007, we expect that the adoption of FIN 48 will result in an increase of noncurrent liabilities of approximately $1.0 million to $2.0 million with an offsetting decrease to reinvested earnings in the same amount.

Notes to Consolidated Financial Statements (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements in a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of the year ended June 30, 2007. Adoption resulted in a decrease in assets of $114.3 million and a decrease in liabilities of $43.7 million and a reduction in shareholders’ equity through an adjustment to accumulated other comprehensive loss of $70.6 million. The adoption had no impact on our results of operations or cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 is effective for fiscal years that begin after November 15, 2007 (July 1, 2008 for the Company). The Company is currently evaluating the provisions of SFAS 159.

2.	Financial Statement Revision

Certain prior year amounts have been revised to present variable rate demand notes or other financial instruments properly as marketable securities or cash equivalents, based on the underlying characteristics of the investments. As a result, the Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005 and the Consolidated Balance Sheet as of June 30, 2006 have been revised to reflect the proper classification of these securities. This revision had no impact on Carpenter’s net income, changes in stockholders’ equity, net cash provided from operating activities or free cash flow. The effects of this revision are as follows:

Notes to Consolidated Financial Statements (continued)

	Years Ended June 30,
	2006		2005
	As Originally Reported	As Revised	As Originally Reported	As Revised
Statement of Cash Flows:
Purchases of marketable securities	$(450.4)	$(411.8)	$(172.4)	$(135.7)
Sales of marketable securities	$476.0	$381.1	$94.6	$50.2
Net cash provided from (used for) investing activities	$7.3	$(49.0)	$(75.1)	$(82.8)
Increase in cash and cash equivalents	$249.6	$193.3	$87.2	$79.5
Cash and cash equivalents at beginning of period	$163.8	$159.5	$76.6	$80.0
Cash and cash equivalents at end of period	$413.4	$352.8	$163.8	$159.5

(in millions)	June 30, 2006
	As Originally Reported	As Revised
Balance Sheet:
Cash and cash equivalents	$413.4	$352.8
Marketable securities	$81.2	$141.8

Total current assets	$999.3	$999.3

3.	Earnings Per Common Share

The calculations of earnings per share for the years ended June 30, 2007, 2006 and 2005 are shown below.

(in millions, except per share data)	2007	2006	2005
Basic EPS:
Net income	$227.2	$211.8	$135.5
Dividends accrued on convertible preferred stock, net of tax benefits	(0.8)	(1.5)	(1.6)

Earnings available to common stockholders	$226.4	$210.3	$133.9

Weighted average common shares outstanding	25.7	25.2	24.2

Basic earnings per share	$8.79	$8.33	$5.54

Notes to Consolidated Financial Statements (continued)

Diluted EPS:
Net income	$227.2	$211.8	$135.5
Assumed shortfall between common and preferred dividends	(0.4)	(0.8)	(1.0)

Earnings available for common stockholders	$226.8	$211.0	$134.5

Weighted average number of common shares outstanding	25.7	25.2	24.2
Assumed conversion of preferred shares	0.4	0.6	0.7
Effect of shares issuable under stock option plans	0.2	0.3	0.2

Adjusted weighted average common shares	26.3	26.1	25.1

Diluted net earnings per share	$8.63	$8.08	$5.37

4.	Investments in Marketable Securities

The fair value of Carpenter’s investments in marketable securities is based on quoted market prices as of June 30, 2007 and 2006. The following is a summary of marketable securities as of June 30, 2007 and 2006, all of which were classified as available-for-sale:

June 30, 2007 (in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$—	$371.5	$1.2	$372.7
Unrealized losses	—	—	—	—

Estimated fair value	$—	$371.5	$1.2	$372.7

Due in one year or less	$—	$371.5	$1.2	$372.7
Due in one through three years	—	—	—	—

	$—	$371.5	$1.2	$372.7

June 30, 2006 (in millions)	Corporate Bonds	Government Bonds	Other Fixed Income Securities	Total
Cost	$23.4	$101.3	$17.1	$141.8
Unrealized losses	—	—	—	—

Estimated fair value	$23.4	$101.3	$17.1	$141.8

Due in one year or less	$23.4	$101.3	$17.1	$141.8
Due in one through three years	—	—	—	—

	$23.4	$101.3	$17.1	$141.8

Substantially all of the Company’s marketable securities are variable rate demand notes (“VRDN”). VRDN are variable rate bonds tied to short-term interest rates, but with stated

Notes to Consolidated Financial Statements (continued)

maturities greater than 90 days. VRDN trade at par value, therefore no realized or unrealized gains/losses occur.

For the fiscal years ended June 30, 2007, 2006 and 2005, proceeds from sales of marketable securities were $449.4, $381.1 million and $50.2 million, respectively. Realized losses on these sales during each of the fiscal years were approximately $0.1 million.

5.	Inventories

(in millions)	June 30
	2007	2006
Raw materials and supplies	$29.1	$28.8
Work in process	138.3	132.0
Finished and purchased products	67.6	63.5

	$235.0	$224.3

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $501.0 and $267.7 million higher as of June 30, 2007 and 2006, respectively. Current cost of LIFO-valued inventories was $659.5 million at June 30, 2007 and $444.1 million at June 30, 2006. The reductions in LIFO-valued inventories decreased cost of sales by $4.4 million during fiscal 2007 and $2.0 million during fiscal 2006. There was no reduction during fiscal 2005.

6.	Property, Plant and Equipment

(in millions)	June 30
	2007	2006
Land	$7.4	$7.2
Buildings and building equipment	234.7	231.8
Machinery and equipment	1,106.3	1,092.8
Construction in progress	31.4	9.9

Total at cost	1,379.8	1,341.7
Less: accumulated depreciation and amortization	842.4	800.6

	$537.4	$541.1

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	20 – 45
Machinery and equipment	3 – 30

Depreciation and amortization for the years ended June 30, 2007, 2006 and 2005 was $47.1 million, $45.8 million and $46.8 million, respectively.

Notes to Consolidated Financial Statements (continued)

7.	Goodwill and Trademarks and Trade Names, Net

Goodwill

Carpenter conducted its annual impairment review as of June 30, 2007 and 2006 and determined that there was no goodwill impairment. At June 30, 2007 and 2006 the Specialty Metals segment accounted for $34.6 million of the goodwill and the Engineered Products segment accounted for $11.8 million.

There were no changes to the carrying amount of goodwill during the fiscal years ended June 30, 2007, 2006 or 2005.

Trademarks and Trade Names, Net

(in millions)	June 30,
	2007	2006
Trademarks and trade names, at cost	$29.9	$29.9
Less accumulated amortization	(10.7)	(9.8)

Trademarks and trade names, net	$19.2	$20.1

Carpenter recorded $0.9 million of amortization expense during fiscal year 2007, $1.0 million during fiscal year 2006, and $1.1 million during fiscal year 2005. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.0 million.

8.	Debt

The Company maintains a $150 million revolving credit facility which expires in August 2010. The revolving credit facility includes two financial covenants, a minimum EBITDA-to-interest expense coverage and a maximum debt-to-capital ratio.

At fiscal year end, the Company had $11.0 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($139.0 million) was available to the Company. In addition to this facility, the Company had $50 million available to it under an Accounts Receivable Purchase Facility (see Note 9).

Long-term debt outstanding at June 30, 2007 and 2006 consists of the following:

(in millions)	June 30,
	2007	2006
Senior unsecured notes, 6.625% due May 2013	$99.5	$99.4
Medium-term notes, Series B at 6.28% to 7.10% due from April 2008 to 2018 (face value of $132.0 million at June 30, 2007 and 2006)	132.3	132.7
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2007 and 2006)	100.4	100.5
Other	0.5	0.7

Total	332.7	333.3
Less amounts due within one year	33.2	0.2

Long-term debt, net of current portion	$299.5	$333.1

Notes to Consolidated Financial Statements (continued)

The carrying value of the notes includes fair value adjustments for interest swap contracts of $1.0 million and $1.5 million for deferred gains on settled interest rate swaps as of June 30, 2007 and 2006, respectively. The deferred gains on settled interest rate swap contracts are being recognized as reductions to interest expense over the remaining term of the notes, which ranges from one to four years.

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2008, are $23.3 million in fiscal 2009, $20.0 million in fiscal 2010, $0.0 million in fiscal 2011, and $100.0 million in fiscal 2012.

For the years ended June 30, 2007, 2006 and 2005, interest expense totaled $23.3 million, $23.6 million and $23.1 million, of which $0.5 million, $0.3 million and $0.1 million, respectively, were capitalized as part of the cost of plant, equipment and software.

9.	Accounts Receivable Purchase Facility

Carpenter maintains a $50 million accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution which expires in March 2010. Pursuant to the terms of the Purchase Facility, Carpenter may sell a participating interest in certain accounts receivable to an independent financial institution.

During the fiscal years ended June 30, 2007, 2006 and 2005, no sales of interests in accounts receivable were initiated and accordingly as of June 30, 2007, 2006 and 2005, there was no utilization of the Purchase Facility.

10.	Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30,
(in millions)	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$300.8	$300.8	$352.8	$352.8
Marketable securities	$372.7	$372.7	$141.8	$141.8
Company-owned life insurance	$11.4	$11.4	$10.2	$10.2
Long-term debt	$332.7	$341.9	$333.3	$345.1
Commodity forwards and options	$8.7	$8.7	$13.4	$13.4
Foreign currency forwards and options	$(1.4)	$(1.4)	$(1.8)	$(1.8)

The carrying amounts for cash, cash equivalents and short-term debt approximate their fair values due to the short-term maturities of these instruments. The carrying amount for marketable securities is based on quoted market prices. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2007 and 2006 were determined by using current interest rates.

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

The Company has designated commodity forwards and options, foreign currency forwards and options and floating to fixed interest rate swaps as cash flow hedges of anticipated commodity transactions, anticipated foreign exchange transactions and scheduled interest payments, respectively. Fair values for outstanding derivative instruments that are designated as cash flow hedges are accumulated in other comprehensive income in stockholders’ equity. The fair values are released to earnings when the related hedged items impact earnings. Amounts reclassified to the Consolidated Statement of Income are included in cost of sales (commodity hedges), interest expense (interest rate swaps) and sales (foreign currency hedges). If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Consolidated Statement of Income. The changes in other accumulated comprehensive income associated with derivative hedging activities during the year ended June 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Balance at July 1	$5.6	$3.8	$12.7
Current period changes in fair value, net of tax	35.2	11.2	5.4
Reclassifications to earnings, net of tax	(38.4)	(9.4)	(14.3)

Balance at June 30	$2.4	$5.6	$3.8

The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Consolidated Statement of Income. As of June 30, 2007 and 2006, substantially all interest rate swap agreements had been terminated. All existing fair value hedges were highly effective. As a result, there was no impact to earnings due to hedge ineffectiveness.

Notes to Consolidated Financial Statements (continued)

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

Any ineffectiveness is recorded in the Consolidated Statement of Income. The ineffectiveness for existing derivative instruments for the years ended June 30, 2007, 2006 and 2005 was immaterial.

As of June 30, 2007, $2.4 million after taxes of net gains from derivative instruments was included in accumulated other comprehensive loss. Gains of $3.0 million after taxes are expected to be reclassified to the Consolidated Statement of Income within one year. Losses of $0.6 million are expected to be reclassified to the Consolidated Statement of Income after one year.

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

11.	Accrued Liabilities

(in millions)	June 30,
	2007	2006
Compensation	$37.7	$40.8
Employee benefits	30.0	30.4
Income taxes	19.9	28.4
Interest	5.5	5.7
Taxes, other than income	4.2	4.5
Derivative financial instruments	2.1	4.7
Deferred revenue	2.1	2.6
Environmental costs	1.5	1.8
Professional services	0.8	1.3
Other	13.3	13.6

	$117.1	$133.8

12.	Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. From June 1999 to December 2003, retired employees benefit payments were paid by a Voluntary Employee Benefit Association Trust (“VEBA”). Beginning in January 2004, benefit payments were paid from Corporate assets. During the fourth quarter of fiscal 2005, Carpenter made voluntary cash contributions of $25.0 million into the VEBA. Prior to 2002, Carpenter contributed discretionary

Notes to Consolidated Financial Statements (continued)

amounts, which have not exceeded the amount deductible for tax purposes, into the VEBA. Plan assets are primarily invested in equity securities.

In fiscal 2005, Carpenter amended the General Retirement Plan to change the maximum benefit and top-heavy rules in accordance with the Economic Growth & Tax Relief Reconciliation Act of 2001.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the obligations associated with the funded status of a benefit plan in their statement of financial position. The provisions of SFAS 158 were adopted as of the year ended June 30, 2007. The impacts of adoptions are presented within this note.

Carpenter uses a measurement date of June 30 for the majority of its plans.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

(in millions)	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$773.1	$832.3	$182.4	$222.6
Service cost	17.5	19.0	2.3	2.7
Interest cost	46.8	40.4	11.0	10.7
Benefits paid	(50.0)	(50.0)	(11.7)	(12.2)
Actuarial (gain) loss	25.6	(68.6)	8.3	(42.1)
Plan amendments	1.5	—	—	—
Other	0.5	—	1.3	0.7

Projected benefit obligation at end of year	$815.0	$773.1	$193.6	$182.4

Change in plan assets:
Fair value of plan assets at beginning of year	$819.4	$797.6	$72.5	$69.0
Actual return on plan assets	134.5	69.1	14.9	3.7
Benefits paid from plan assets	(50.0)	(50.0)	(11.7)	(12.2)
Contributions	3.2	2.7	11.4	12.0
Other	—	—	—	—

Fair value of plan assets at end of year	$907.1	$819.4	$87.1	$72.5

Funded status of the plans:	$92.1	$46.3	$(106.5)	$(109.9)
Unrecognized net loss		172.6		43.4
Unrecognized prior service cost (benefit)		8.3		(51.2)
Unrecognized transition obligation		—		—

Net amount recognized	$92.1	$227.2	$(106.5)	$(117.7)

Notes to Consolidated Financial Statements (continued)

Amounts recognized in the Consolidated Balance Sheets :
Accrued postretirement benefits	$(40.3)	$(26.4)	$(106.5)	$(117.7)
Prepaid pension cost	132.4	247.1	—	—
Accumulated other comprehensive income		6.5		—

Net amount recognized	$92.1	$227.2	$(106.5)	$(117.7)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$125.7		$41.0
Prior service cost (credit)	8.9		(43.3)

Total	$134.6		$(2.3)

Additional information:
Increase (decrease) in minimum liability included in other comprehensive income	$10.3	$(0.4)	$—	$—

Accumulated benefit obligation for all pension plans	$737.0	$707.6	N/A	N/A

Effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet at June 30, 2007	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Prepaid pension cost	$246.7	$(114.3)	$132.4
Total assets	$2,140.0	$(114.3)	$2,025.7
Other liabilities	$54.4	$3.5	$57.9
Accrued postretirement benefits	$93.2	$(2.3)	$90.9
Deferred income taxes	$188.4	$(44.9)	$143.5
Total liabilities	$1,001.7	$(43.7)	$958.0
Accumulated other comprehensive loss	$(11.7)	$(70.6)	$(82.3)
Total stockholders’ equity	$1,138.3	$(70.6)	$1,067.7

Carpenter has several underfunded pension plans that are included in the data presented above. As of June 30, 2007 and 2006, the projected benefit obligation of the underfunded plans was $46.1 million and $35.6 million, the total fair value of assets was $5.7 million and $4.7 million, and the accumulated benefit obligation was $43.2 million and $31.5 million, respectively.

Notes to Consolidated Financial Statements (continued)

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits are as follows:

	Pension Plans			Other Postretirement Plans
(in millions)	2007	2006	2005	2007	2006	2005
Service cost	$17.5	$19.0	$15.3	$2.3	$2.7	$2.3
Interest cost	46.8	40.4	42.0	11.0	10.7	11.3
Expected return on plan assets	(67.6)	(66.2)	(64.3)	(6.1)	(5.8)	(3.6)
Amortization of net loss	6.2	11.9	3.9	2.1	5.1	2.7
Amortization of prior service cost (benefit)	0.9	0.9	0.7	(7.9)	(7.9)	(7.9)

Net expense (income)	$3.8	$6.0	$(2.4)	$1.4	$4.8	$4.8

The service cost component of Carpenter’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment data presented in Note 20.

Principal actuarial assumptions at June 30:

	Pension Plans			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	6.25%	6.25%	5.00%	6.25%	6.25%	5.00%
Rate of compensation increase	3.64%	3.64%	3.64%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	6.25%	5.00%	6.25%	6.25%	5.00%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Long-term rate of compensation increase	3.64%	3.64%	3.50%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2007	2006
Assumed health care cost trend rate	10%	10%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2012

Notes to Consolidated Financial Statements (continued)

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.6 million and increase the postretirement benefit obligation by $9.2 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.5 million and decrease the postretirement benefit obligation by $8.1 million.

Net pension expense (income) in fiscal 2008 is estimated to be $(2.8) million, comprised of $(3.6) million of net periodic benefit credit for pension plans and $0.8 million of net periodic benefit costs for other post-retirement benefit plans. Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) in fiscal 2008 are:

(in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (credit)	$1.1	$(7.8)	$(6.7)
Amortization of net actuarial loss	2.3	1.8	4.1

Amortization of accumulated other comprehensive loss	$3.4	$(6.0)	$(2.6)

Plan Assets

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2007 and 2006, by asset category are as follows:

	June 30,
	2007	2006
Equity securities	63.4%	60.2%
Fixed income securities	36.6	39.7
Cash and cash equivalents	—	0.1

Total	100.0%	100.0%

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

The assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2007 and 2006.

Cash Flows – Employer Contributions

Carpenter’s pension plan remains well funded as measured under ERISA rules, and the Company was not required to make a contribution to the plan during fiscal years 2007, 2006 or 2005. No contribution is anticipated for fiscal 2008. During the fourth quarter of fiscal 2005, the Company made a $25.0 million, voluntary contribution to a VEBA trust to fund future retiree medical expenses.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

($ millions)	Pension Benefits	Other Benefits
2008	$53.9	$12.1
2009	$56.0	$12.1
2010	$57.1	$12.7
2011	$58.3	$13.4
2012	$61.2	$14.0
2013 – 2017	$332.2	$76.1

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions were $5.5 million in fiscal 2007, $4.8 million in fiscal 2006 and $4.8 million in fiscal 2005.

13.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact

Notes to Consolidated Financial Statements (continued)

amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2007, 2006 and 2005, an additional $0.1 million, $0.3 million and $0.5 million, respectively, was accrued related to three environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2007, 2006 and 2005, were $5.5 million, $5.9 million and $6.1 million, respectively. The estimated range at June 30, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.5 million and $9.9 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of June 30, 2007 and 2006, there was approximately $2.0 million recorded related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

Carpenter has entered into purchase agreements primarily for various key raw materials and equipment at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $451.1 million. Of this amount, $430.4 million relates to fiscal 2008 and $20.7 million to fiscal 2009.

14.	Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $8.9 million (net of sub-lease rental receipts), $5.4 million (net of sub-lease rental receipts) and $7.7 million (net of sub-lease rental receipts) for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Future minimum payments (net of sub-lease rental receipts) for noncancelable operating leases in effect at June 30, 2007 are: $8.3 million in fiscal 2008, $ 6.7 million in fiscal 2009, $2.6 million in fiscal 2010, $1.6 million in fiscal 2011, $1.0 million in fiscal 2012, and $1.4 million thereafter.

15.	Share Repurchase Program

In September 2006, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the repurchase up to $250.0 million of the Company’s outstanding common stock. During fiscal 2007, Carpenter repurchased 235,072 shares of its common stock on the open market for $28.9 million. As of June 30, 2007, approximately $221.1 million of the $250.0 million authorized remained available for future repurchases. According to the terms of the share repurchase program, repurchases will occur at such times and at such prices as the management of the Company determines and will be funded with the Company’s excess cash after giving consideration to capital investments, acquisitions and future cash flows. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program expires in September 2008.

16.	Share-Based Compensation

Carpenter has two share-based compensation plans covering officers and key employees: a 1993 plan and a 1977 plan, and a share-based compensation plan covering non-employee directors. Awards granted under the share-based compensation plans are generally paid from shares held in treasury and any additional required share payments are made with newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $10.7 million, $7.4 million, and $3.7 million for the years ended June 30, 2007, 2006 and 2005, respectively.

1993 Plan:

The 1993 plan provides that the Board of Directors may grant stock options, restricted stock, and restricted stock units, and determine the terms and conditions of each grant. The 1993 plan provides the Chief Executive Officer with limited authority to grant awards. In October 2006, the stockholders authorized a 2,300,000 share increase to the aggregate number of shares of the

Notes to Consolidated Financial Statements (continued)

Company’s common stock issuable under the 1993 plan. As of June 30, 2007, 2,455,143 shares were available for awards which may be granted under this plan.

1977 Plan:

The 1977 plan provides for the granting of stock options and stock appreciation rights. During fiscal 2005, the Board of Directors approved the cancellation of all authorized but unissued shares under this plan. Shares reserved for past grants will be cancelled if the underlying grants expire without being exercised.

Director’s Plan:

The Director’s plan provides for the granting of stock options, performance units and stock units to non-employee Directors. In October 2006, the stockholders authorized a 500,000 share increase to the aggregate number of shares of the Company’s common stock issuable under the Director’s plan. At June 30, 2007, 574,483 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans):

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are generally exercisable after one to three years of service and expire no longer than ten years from the grant date.

No options were issued in fiscal 2005 and 2006. The fair value of stock options awarded in fiscal 2007 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2007
Expected volatility	66%
Dividend yield	1%
Risk-free interest rate	4.8%
Expected term (in years)	5.0

The assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price based on historical performance for the same expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of each grant.

Notes to Consolidated Financial Statements (continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2004	2,577,553	$29.53

Granted	—	—
Exercised	(1,774,261)	30.57
Cancelled	(9,602)	36.31

Outstanding at June 30, 2005	793,690	27.13

Granted	—	—
Exercised	(500,992)	29.90
Cancelled	(7,000)	22.02

Outstanding at June 30, 2006	285,698	22.40

Granted	34,250	118.58
Exercised	(192,958)	21.97
Cancelled	(600)	45.56

Outstanding at June 30, 2007	126,390	$49.00	6.2 Years	$10.3

Exercisable at June 30, 2007	92,140	$23.13	4.9 Years	$9.9

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$10 - $30	77,250	5.4	$20.12	77,250	$20.12
$30 - $51	14,890	2.5	38.75	14,890	38.75
$107 -$129	34,250	9.7	118.58	—	—

	126,390		$49.00	92,140	$23.13

The weighted average grant date fair value of options awarded during fiscal 2007 was $66.34. No stock options were awarded in fiscal 2006 or 2005. Share based compensation charged against income related to stock options for the years ended June 30, 2007 and 2006 was $0.7 million and $0.2 million, respectively. As of June 30, 2007, $1.6 million of compensation cost related to non vested stock options remains to be recognized over a weighted average remaining life of 1.1 year.

Of the options outstanding at June 30, 2007, 68,190 relate to the 1993 plan, 1,200 relate to the 1977 plan and 57,000 relate to the Directors’ Plan.

Restricted Stock Awards (all plans):

Performance-based restricted share awards are earned only if Carpenter achieves certain performance goals during a specified performance period according to the terms determined by the Board at the date of the grant. These shares vest from one to two years from the date of the attainment of the specified performance goals. When performance-based restricted shares are

Notes to Consolidated Financial Statements (continued)

earned, compensation cost is determined and charged to expense beginning in the performance period through the vesting period. During fiscal years 2007, 2006 and 2005, 35,757 shares, 63,358 shares and 51,600 shares, respectively, were earned and, $5.3 million, $5.4 million and $3.0 million, respectively, was charged to expense related to performance-based restricted shares.

Time-based restricted share awards vest from the date of grant to periods ranging principally from three to five years. When time-based restricted shares are awarded, compensation cost is determined using the grant-date fair value and charged to expense over the vesting period. During fiscal years 2007, 2006 and 2005, 83,480, 15,950 and 49,000 shares, respectively, were granted. Amounts charged to expense for the vesting of time-based restricted shares were $4.2 million, $1.4 million and $0.3 million, respectively.

The following table represents nonvested restricted shares that were granted and outstanding as of June 30, 2007 and 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested Balance at June 30, 2005	228,400	$40.82

Time-based granted	15,950	$96.04
Performance-based earned	63,358	$115.50
Vested	(128,550)	$44.17
Forfeited	(7,425)	$47.97

Nonvested Balance at June 30, 2006	171,733	$70.68

Time-based granted	83,480	$110.21
Performance-based earned	35,757	$111.51
Vested	(90,125)	$89.72
Forfeited	(23,858)	$64.54

Nonvested Balance at June 30, 2007	176,987	$92.65

As of June 30, 2007, $9.6 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 2.2 years.

Director Stock Units:

According to the provisions of the Director’s plan, on the date of each annual stockholders’ meeting, each Director shall be granted, in place of cash compensation, a number of stock units determined by dividing 50 percent of the Director’s annual retainer by the fair market value of the Company’s common stock on that date. Each Director may elect to increase the percentage up to 100 percent of the annual retainer to be paid in stock units in lieu of cash. Stock units granted at each annual meeting will be forfeited if the Director terminates service as a Director for any reason other then retirement, disability or death before the next annual stockholders’ meeting. Additional units are credited to each Director on a quarterly basis to reflect dividend equivalents on the Company’s common stock.

Following a Director’s retirement, the Director will be paid the number of the Company’s common stock shares equal to the number of stock units credited to the Director’s account.

Notes to Consolidated Financial Statements (continued)

The following table represents director stock units that were granted and outstanding as of June 30, 2007 and 2006:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2006	42,650	$34.20

Granted	4,511	$113.25
Dividend equivalents	293	—
Converted to common stock	(13,983)	$27.80

Outstanding at June 30, 2007	33,471	$45.78

Compensation cost is determined using the grant-date fair value and charged to expense over the vesting period of one year and amounted to $0.5 million, $0.4 million and $0.4 million in the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, $0.1 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.2 years.

17.	Employee Stock Ownership Plan

Carpenter had established a leveraged employee stock ownership plan (“ESOP”). Carpenter issued 461.5 shares of convertible preferred stock in fiscal 1992 at $65,000 per share to the ESOP in exchange for a $30.0 million, 15-year, 9.345 percent note, which was included in the stockholders’ equity section of the consolidated balance sheet as deferred compensation. The amount recorded related to the note as of June 30, 2006 was $1.5 million. As of January 2, 2007, in accordance with its terms, the note was repaid in full.

The ESOP satisfied principal and interest obligations on the note as Carpenter made contributions to the ESOP and dividends were paid on the preferred stock. As payments were made on the note, shares of preferred stock are allocated to participating employees’ accounts within the ESOP. Carpenter contributed $2.1 million in fiscal 2007, $2.3 million in fiscal 2006, and $2.2 million in fiscal 2005 to the ESOP. Compensation expense related to the plan was $0.3 million in fiscal 2007, $0.9 million in fiscal 2006 and $1.2 million in fiscal 2005.

As of June 30, 2006, the ESOP held 290.4 shares of the convertible preferred stock, consisting of 261.9 allocated shares and 28.5 unallocated shares. In January 2007, Carpenter spun off and merged part of the ESOP for active U.S. employees and terminated the ESOP with respect to non-active U.S. employees. All of the remaining 284.2 preferred shares held by the ESOP had been allocated to the participants and were converted into 568,360 common shares. The common shares representing the value of each active U.S. employee’s account in the ESOP were transferred to an account established in his or her name in the Company’s Savings Plan and the value of each non-active U.S. employee’s account was paid to the ESOP participant.

Notes to Consolidated Financial Statements (continued)

18.	Income Taxes

Income before taxes were derived as follows:

(in millions)	2007	2006	2005
Domestic operations	$294.2	$276.4	$163.4
International operations	36.8	32.7	26.6

	$331.0	$309.1	$190.0

Carpenter’s provision (benefit) for income taxes consisted of the following:

(in millions)	2007	2006	2005
Current:
Federal	$86.3	$86.1	$36.9
State	1.3	12.5	3.9
Foreign	10.6	9.7	6.0
Deferred:
Federal	7.8	(3.6)	11.1
State	(1.9)	(3.8)	(5.5)
Foreign	(0.3)	(3.6)	2.1

	$103.8	$97.3	$54.5

The following is a reconciliation of the United States statutory federal income tax rate to the actual effective income tax rate:

(% of pre-tax income )	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Extraterritorial income exclusion	(0.2)	(1.5)	(1.3)
IRS and state tax examinations settlements	(1.3)	—	(2.2)
State income taxes, net of federal tax benefit	2.2	2.7	0.2
Reversal of prior year tax valuation allowances	(1.1)	(1.9)	(1.0)
Domestic manufacturing deduction	(0.8)	(1.0)	—
Nontaxable income	(1.4)	(0.7)	(0.9)
Other, net	(1.0)	(1.1)	(1.1)

Effective income tax rate	31.4%	31.5%	28.7%

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2007 and 2006:

(in millions)	2007	2006
Deferred tax liabilities:
Depreciation	$156.8	$164.0
Prepaid pension cost	96.5	98.1
Intangible assets	9.0	8.7
Inventories	7.2	6.9
Other	0.7	1.5

Total deferred tax liabilities	270.2	279.2

Notes to Consolidated Financial Statements (continued)

(in millions)	2007	2006
Deferred tax assets:
Postretirement provisions	51.9	62.3
Net operating loss carryforwards	20.2	22.5
Other reserve provisions	21.0	23.6
Pensions	59.0	9.2
Tax credit carryforwards	2.0	3.9
Valuation allowances	(14.1)	(17.6)

Total deferred tax assets	140.0	103.9

Net deferred tax liability	$130.2	$175.3

As of June 30, 2007, the Company had federal net operating losses of $2.9 million, state net operating losses of $295 million, and foreign net operating losses of $2.8 million available to be carried forward to future years. The $20.2 million deferred tax asset in 2007 consists of $1.0 million federal net operating loss carryforwards, $18.4 million state net operating loss carryforwards, and $0.8 million foreign net operating loss carryforwards. The federal net operating losses begin to expire in 2021, the state net operating losses begin to expire in 2008, and there is no expiration date for the foreign net operating losses.

The tax credit carryforwards in 2007 consist of $2.0 million of Foreign Tax Credits, which will begin to expire in 2010.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain of its tax net operating loss carryforwards. In 2007, the valuation allowance was $14.1 million and in 2006 the valuation allowance was $17.6 million. Under Statement of Financial Accounting Standards No. 109 (“SFAS109”), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable state income, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal years 2007 and 2006.

At June 30, 2007, we had undistributed earnings of international subsidiaries, amounting to $81.1 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustments for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

Carpenter is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. The Company has settled all IRS examinations through June 30, 2002.

Notes to Consolidated Financial Statements (continued)

19.	Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	2007	2006	2005
Interest income	$(22.0)	$(13.9)	$(5.6)
Continued dumping and subsidy offset	(6.4)	(4.7)	(4.1)
Foreign exchange (gain) loss	0.8	(1.5)	1.4
Increase in equity in minority interests of unconsolidated subsidiaries	(1.2)	(1.6)	(0.9)
Other	(1.2)	—	0.4

	$(30.0)	$(21.7)	$(8.8)

20.	Business Segments, Geographic and Product Data

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

In July 2007, we announced certain changes to our organization which management believes will allows us to better focus on the customer, end-use markets and to reach our operational excellence goals. The announcement included the key appointments of a Senior Vice President – Advanced Metals Operations and a Senior Vice President – Premium Alloys Operations. These changes will impact the Company’s financial reporting related to segment information. The Company is currently evaluating the impact of the changes and expects that the segment information reported during fiscal 2008 will reflect the organizational changes discussed above.

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

Notes to Consolidated Financial Statements (continued)

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers. Of the sales of our Engineered Products segment, approximately 27 percent ($28.0 million), 24 percent ($24.6 million) and 18 percent ($23.6 million) of segment sales were to one customer in fiscal 2007, 2006 and 2005, respectively.

Geographic Data

(in millions)	2007	2006	2005
Net Sales:(a)
United States	$1,370.1	$1,071.8	$949.2
Europe	317.0	287.3	193.9
Asia Pacific	95.9	77.0	67.8
Mexico	76.1	64.8	61.9
Canada	43.8	39.6	21.9
Other	41.9	27.7	19.5

Consolidated net sales	$1,944.8	$1,568.2	$1,314.2

Long-lived assets:
United States	$733.8	$854.3	$888.6
Europe	18.5	17.9	16.9
Asia Pacific	13.2	11.8	11.2
Mexico	3.1	3.1	3.6
Canada	0.1	0.2	0.2
Other	1.3	1.3	1.3

Consolidated long-lived assets	$770.0	$888.6	$921.8

(a)	Net sales were attributed to countries based on the location of the customer.

Product Data

(in millions)	2007	2006	2005
Special alloys	$895.6	$703.8	$515.6
Stainless steels	696.8	528.1	531.9
Titanium products	187.7	176.3	112.5
Ceramics and other materials	104.1	102.2	98.7
Tool and other steels	60.6	57.8	55.5

Total net sales	$1,944.8	$1,568.2	$1,314.2

Notes to Consolidated Financial Statements (continued)

Segment Data

(in millions)	2007	2006	2005
Net Sales:
Specialty Metals	$1,840.9	$1,467.1	$1,188.3
Engineered Products	105.7	102.9	129.1
Intersegment	(1.8)	(1.8)	(3.2)

Consolidated net sales	$1,944.8	$1,568.2	$1,314.2

Operating Income:
Specialty Metals	$323.0	$311.8	$183.9
Engineered Products	19.1	17.1	22.2
Gain on sale of business	—	—	8.7
Corporate costs	(33.1)	(28.2)	(25.2)
Pension earnings, interest & deferrals	14.5	10.4	14.7
Intersegment	0.3	(0.4)	(0.1)

Consolidated operating income	$323.8	$310.7	$204.2

Total Assets:
Specialty Metals	$1,155.7	$1,066.3	$1,033.8
Engineered Products	70.2	66.5	70.7
Corporate assets	799.8	755.1	548.9

Consolidated total assets	$2,025.7	$1,887.9	$1,653.4

Depreciation:
Specialty Metals	$41.5	$41.1	$41.9
Engineered Products	4.0	3.9	4.5
Corporate	1.6	0.8	0.4

Consolidated depreciation	$47.1	$45.8	$46.8

Amortization:
Specialty Metals	$1.4	$1.6	$2.8
Engineered Products	0.2	0.2	0.2
Corporate	—	—	0.4

Consolidated amortization	$1.6	$1.8	$3.4

Capital Expenditures, including software:
Specialty Metals	$36.9	$14.7	$7.6
Engineered Products	2.8	2.5	2.8
Corporate	7.4	2.1	3.4

Consolidated capital expenditures, including software	$47.1	$19.3	$13.8

21.	Divestiture

During fiscal 2005, Carpenter sold Carpenter Special Products Corporation (“CSPC”), a business unit within the Engineered Products segment. The total sale price of $19.5 million exceeded the carrying value by approximately $8.7 million. Consideration received in the sale included net cash proceeds of $15.4 million, a $3.0 million long-term note receivable and a $1.1 million current receivable representing final working capital adjustments. The $3.0 million note was included within “Other assets” at June 30, 2006 and was collected in fiscal 2007. The $8.7 million gain on sale was included within “Gain on sale of business” on the consolidated statement of income and in the segment data.

Notes to Consolidated Financial Statements (continued)

Due to the immateriality of these operations compared to Carpenter’s overall operations, the divestiture of CSPC was not accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.”

22.	Supplemental Data

The following are additional required disclosures and other material items:

(in millions)	2007	2006	2005
Cost Data:
Repairs and maintenance costs	$61.6	$52.2	$48.2

Cash Flow Data:
Cash paid during the year for:
Interest payments	$23.3	$23.3	$20.8
Income tax payments, net	$99.8	$78.1	$18.6

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:

Conversions of preferred shares to common shares	$18.0	—	—

Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(3.9)	$(11.0)	$(12.1)
Minimum pension liability adjustment	(10.2)	(4.0)	(4.3)
Effect of adoption of SFAS 158	(70.6)	—	—
Net unrealized gains on derivatives	2.4	5.6	3.6

	$(82.3)	$(9.4)	$(12.8)

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal 2007
Net sales	$404.5	$441.3	$538.4	$560.6

Gross profits	$103.9	$97.1	$127.9	$128.8

Operating income	$73.1	$62.7	$95.7	$92.3

Net income	$51.2	$48.1	$66.6	$61.3

Fiscal 2006
Net sales	$346.0	$345.7	$426.0	$450.5

Gross profits	$91.7	$93.8	$124.1	$126.6

Operating income	$63.7	$63.9	$92.3	$90.9

Net income	$40.1	$42.9	$60.8	$68.0

Earnings per common share
Fiscal 2007
Basic earnings	$1.99	$1.87	$2.59	$2.34

Diluted earnings	$1.94	$1.82	$2.53	$2.33

Fiscal 2006
Basic earnings	$1.59	$1.69	$2.39	$2.66

Diluted earnings	$1.54	$1.65	$2.32	$2.58

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding (in millions)
Fiscal 2007
Basic	25.5	25.6	25.7	26.2
Diluted	26.3	26.4	26.3	26.3
Fiscal 2006
Basic	25.0	25.2	25.3	25.4
Diluted	25.9	26.0	26.1	26.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Report on Internal Control over Financial Reporting

Management’s Report on the Company’s internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting and is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

(c)	Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Listed below are the names of our corporate executive officers, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Anne L. Stevens, who joined Carpenter on October 18, 2006; K. Douglas Ralph, who joined Carpenter on July 9, 2007 and Richard L. Simons, who joined the Company on July 18, 2005.

Anne L. Stevens was elected Chairman, President and Chief Executive Officer effective November 1, 2006. Ms. Stevens most recently served as Executive Vice President of Ford Motor Company and Chief Operating Officer of Ford in the Americas, with responsibility for Ford’s North and South American product development, vehicle launch, manufacturing and material purchasing activities. Before joining Ford in 1990, Ms. Stevens held engineering, manufacturing and marketing positions for over ten years at Exxon Corporation. Ms. Stevens has been a member of the Board of Directors of Lockheed Martin since 2002.

K. Douglas Ralph was elected Senior Vice President and Chief Financial Officer effective July 9, 2007. Mr. Ralph most recently served as Executive Vice President and Chief Financial Officer at Foamex International, Inc. Foamex International, Inc. is a leading manufacturer of flexible polyurethane foam for bedding, furniture, automotive, carpet cushion, and other consumer and industrial applications in North America. At Foamex International, Inc., Mr. Ralph had responsibility for total financial operations, including accounting, treasury, investor relations and information technology of the $1.3 billion global company. Prior to joining Foamex International, Inc., Mr. Ralph spent 21 years as a financial executive for the Procter & Gamble Company.

Richard L. Simons was appointed Vice President and Corporate Controller effective July 18, 2005. In May of 2007, the Company named Mr. Simons Acting Chief Financial Officer pending the outcome of a search for a permanent Chief Financial Officer. Prior to joining Carpenter, Mr. Simons spent twenty-two years with Hardinge, Inc. of Elmira, New York. Hardinge is an independent, global, NASDAQ – traded manufacturer of machine tools. At Hardinge, Mr. Simons served as Executive Vice President & Chief Financial Officer.

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

Mark S. Kamon was appointed Senior Vice President – Advanced Metals Operations, effective July 27, 2007. Mr. Kamon is responsible for Carpenter’s metal powder and bar, strip and wire and finishing operations. Prior to assuming his current position, Mr. Kamon was President of the Company’s Dynamet operations. Mr. Kamon joined Carpenter in November 2000 and has vast experience in carbon and specialty steel manufacturing, spending most of his career with Lukens Steel Company.

David A. Christiansen was elected Vice President, General Counsel and Secretary effective November 1, 2002. Prior to that, Mr. Christiansen held the following positions within Carpenter:

associate general counsel and assistant secretary from April, 1996 through November 1, 2002; senior staff attorney and assistant secretary from April, 1993 through April, 1996.

Dr. Sunil Y. Widge was elected Senior Vice President and Chief Technology Officer effective April 25, 2007. Prior to that, Dr. Widge was the Vice President for Business Development and Chief Technology Officer for the Specialty Alloys Operations. Dr. Widge joined Carpenter in 1976 as an assistant metallurgist in the High Temperature Alloy operation and was promoted to positions of increasing responsibility in the years that followed, including Director of Research and Development, Vice President for Technology and Quality, and Vice President – Forged Bar Business Group and Technology.

Name	Age	Positions	Assumed Present Position
Anne L. Stevens	57	Chairman, President and Chief Executive Officer Director	November 2006

K. Douglas Ralph	46	Senior Vice President – Finance and Chief Financial Officer	July 2007

Richard L. Simons	51	Vice President and Corporate Controller	July 2005

Michael L. Shor	48	Senior Vice President – Premium Alloys Operations	July 2007

Mark S. Kamon	53	Senior Vice President – Advanced Metals Operations	July 2007

David A. Christiansen	52	Vice President - General Counsel & Secretary	November 2002

Sunil Y Widge	57	Senior Vice President – Chief Technology Officer	April 2007

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the fiscal 2007 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance.”

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the fiscal 2007 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the fiscal 2007 definitive Proxy Statement under the caption “Audit/Finance Committee Report.”

On November 7, 2006, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2007, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.	Executive Compensation

Certain information required by this item is incorporated herein by reference to the fiscal 2007 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the fiscal 2007 definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	126,390	$49.00	3,029,626	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	126,390	$49.00	3,029,626	(1)

(1) Includes 2,455,143 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock, and restricted stock units) and 574,483 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units.)

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the fiscal 2007 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2007 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.

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

(2)	The following documents are filed as exhibits:

3.	Articles of Incorporation and By-Laws

4.	Instruments Defining the Rights of Security Holders, Including Indentures

10.	Material Contracts

12.	Computation of Ratios of Earnings to Fixed Charges (unadited)

21.	Subsidiaries of the Registrant

23.	Consent of Experts and Counsel

24.	Powers of Attorney

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Section 1350 Certifications

99.	Additional Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

	By	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and
Chief Financial Officer

Date: August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Anne L Stevens	Chairman, President and Chief	August 29, 2007
Anne L. Stevens	Executive Officer and Director
(Principal Executive Officer)

/s/ K. Douglas Ralph	Senior Vice President – Finance and	August 29, 2007
K. Douglas Ralph	Chief Financial Officer
(Principal Financial Officer)

/s/ Richard L. Simons	Vice President and Corporate	August 29, 2007
Richard L. Simons	Controller (Principal Accounting Officer)

*	Director	August 29, 2007
Carl G. Anderson, Jr.

*	Director	August 29, 2007
Robert R. McMaster

*	Director	August 29, 2007
Martin Inglis

*	Director	August 29, 2007
Gregory A. Pratt

*	Director	August 29, 2007
Peter N. Stephans

*	Director	August 29, 2007
Kathryn C. Turner

*	Director	August 29, 2007
Jeffrey Wadsworth

*	Director	August 29, 2007
Stephen M. Ward, Jr.

*	Director	August 29, 2007
Dr. Phillip M. Anderson

Original Powers of Attorney authorizing David A. Christiansen or K. Douglas Ralph to sign this Report on behalf of: Carl G. Anderson, Jr., Robert R. McMaster, Martin Inglis, Gregory A. Pratt, Peter N. Stephans , Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr. and Dr. Phillip M. Anderson are being filed with the Securities and Exchange Commission.

*By	/s/ David A. Christiansen
David A. Christiansen
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2007
Allowance for doubtful accounts receivable	$3.8	$0.3	$—	$(0.1)	$4.0

Deferred tax valuation allowance	$17.6	$—	$—	$(3.5)	$14.1

Year ended June 30, 2006
Allowance for doubtful accounts receivable	$4.8	$0.2	$—	$(1.2)	$3.8

Deferred tax valuation allowance	$23.5	$—	$0.4	$(6.3)	$17.6

Year ended June 30, 2005
Allowance for doubtful accounts receivable	$3.6	$1.5	$—	$(0.3)	$4.8

Deferred tax valuation allowance	$23.5	$—	$—	$—	$23.5

EXHIBIT INDEX

Exhibit No.		Title	Page

3.		Articles of Incorporation and By-Laws

	(A)	Restated Certificate of Incorporation dated October 26, 1998 is incorporated herein by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed on September 9, 2005.

	(B)	By-Laws, amended as of August 24, 2006 are incorporated herein by reference to Exhibit 3(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

4.		Instruments Defining Rights of Security Holders, Including Indentures

	(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

	(B)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

	(C)	Prospectus, dated February 13, 1998 and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

	(D)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated herein by reference to Exhibit 4(c) to Carpenter’s Registration Statement No. 33-51613, as filed on Form S-3 on January 6, 1994.

	(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated herein by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

	(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 11, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757 with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

	(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

	(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

	(I)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

	(J)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

10.		Material Contracts

	(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation, restated as of August 20, 2007, is attached as an Exhibit to this Annual Report on Form 10-K.

	(B)	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

	(C)	Carpenter Technology Corporation Deferred Compensation Plan for Non-Management Directors, amended and restated as of January 1, 2005, is attached as an Exhibit to this Annual Report on Form 10-K.

	(D)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, amended and restated as of January 1, 2005, is attached as an Exhibit to this Annual Report on Form 10-K.

(E)	Executive Bonus Compensation Plan, restated June 29, 2006 and further amended as of August 24, 2006 to be effective June 29, 2006 is incorporated herein by reference to Exhibit 10(A) of Carpenter’s Form 10-Q for the quarter ended September 30, 2006 filed November 3, 2006.

(F)	Carpenter Technology Corporation Stock-Based Incentive Compensation Plan For Non-Employee Directors, as amended through April 24, 2007, is attached as an Exhibit to this Annual Report on Form 10-K.

(G)	Officers and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of August 20, 2007 is attached as an Exhibit to this Annual Report on Form 10-K.

(H)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated by reference to Exhibit 10(I) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004 and the amendments thereof are incorporated herein by reference to Exhibit 10 (I) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(I)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: David A. Christiansen, T. Kathleen Hanley, Mark S. Kamon, Dennis M. Oates(left the Company as of July 25, 2007), K. Douglas Ralph, Michael L. Shor, Anne L. Stevens and Sunil Y. Widge is incorporated herein by reference to Exhibit 10 (J) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(J)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended and restated August 24, 2006 to be effective June 29, 2006, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended September 30, 2006 filed November 3, 2006.

(K)	Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001 and amended as of August 20, 2007, is attached as an Exhibit to this Annual Report on Form 10-K.

(L)	Form of Amended and Restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: David A. Christiansen, T. Kathleen Hanley, Mark S. Kamon, Dennis M. Oates(left the Company as of July 25, 2007), K. Douglas Ralph, Michael L. Shor, Anne L. Stevens and Sunil Y. Widge is attached as an Exhibit to this Annual Report on Form 10-K.

(M)	Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of August 20, 2007 is attached as an Exhibit to this Annual Report on Form 10-K.

(N)	Benefit Equalization Plan of Carpenter Technology Corporation, restated as of August 20, 2007 is attached as an Exhibit to this Annual Report on Form 10-K.

(O)	Employment Agreement of Anne L. Stevens, dated November 1, 2006 is incorporated herein by reference to Carpenter’s Form 8-K filed November 3, 2006.

(P)	Second Amendment dated August 21, 2003, to Five-Year Revolving Credit Agreement dated November 20, 2001, among Carpenter and certain of its subsidiaries as Borrowers and Wachovia Bank, National Association (successor to First Union National Bank), JP Morgan and a number of other financial institutions as lenders is incorporated herein by reference to Exhibit 10(O) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

(Q)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10(O) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004 and the amendments thereof are incorporated herein by reference to Exhibit 10 (O) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(R)	Five-Year Revolving Credit Agreement dated as of August 31, 2005 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association, JPMorgan Chase Bank and PNC Bank as Lenders is incorporated herein by reference to Exhibit 10 (P) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

(S)	Receivables Purchase Agreement and Purchase and Sale Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is attached as an Exhibit to this Annual Report on Form 10-K.

(T)	First Amendment dated November 2, 2004 to the Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp is incorporated herein by reference to Exhibit 10(R) of Carpenter’s Annual Report on Form 10-K filed September 9, 2005.

	(U)	Second, Third and Fourth Amendments to Receivables Purchase Agreement dated July 1, 2003, June 29, 2004 and November 2, 2004, respectively, among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association are incorporated herein by reference to Exhibit 10 (S) of Carpenter’s Annual Report on Form 10-K filed September 9, 2005.

	(V)	Fifth and Sixth Amendments to Receivables Purchase Agreement dated December 15, 2006 and December 21, 2006, respectively, are attached as an Exhibit to this Annual Report on Form 10-K.

12.		Computations of Ratios of Earnings to Fixed Charges (unaudited)

21.		Subsidiaries of the Registrant

23.		Consent of Experts and Counsel Consent of Registered Public Accounting Firm

24.		Powers of Attorney Powers of Attorney in favor of K. Douglas Ralph or David A. Christiansen

31.		Rule 13a-14(a)/15d-14(a) Certifications A. Certification of Anne L. Stevens B. Certification of K. Douglas Ralph

32.		Section 1350 Certifications Certifications of Anne L. Stevens and K. Douglas Ralph

99.		Additional Exhibits Agreement to Furnish Debt Instruments