Form 10-Q
period 2007-09-30
CARPENTER TECHNOLOGY CORP
filed 2007-11-05
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 14662 Reading, Pennsylvania	19610
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2007.

Common stock, $5 par value	24,574,152
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 3 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$182.8	$300.8
Marketable securities	355.4	372.7
Accounts receivable, net	257.1	303.2
Inventories	281.8	235.0
Deferred income taxes	17.2	13.3
Other current assets	26.9	30.7

Total current assets	1,121.2	1,255.7
Property, plant and equipment, net	541.6	537.4
Prepaid pension cost	134.9	132.4
Goodwill	46.4	46.4
Trademarks and trade names, net	18.9	19.2
Other assets	36.5	34.6

Total assets	$1,899.5	$2,025.7

LIABILITIES
Current liabilities:
Accounts payable	$186.6	$215.9
Accrued liabilities	115.7	117.1
Current portion of long-term debt	33.2	33.2

Total current liabilities	335.5	366.2
Long-term debt, net of current portion	300.3	299.5
Accrued postretirement benefits	89.3	90.9
Deferred income taxes	141.1	143.5
Other liabilities	76.5	57.9

Total liabilities	942.7	958.0

Contingencies and commitments (see Note 7)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 27,285,797 at September 30, 2007 and 27,276,122 shares at June 30, 2007; outstanding 24,779,521 at September 30, 2007 and 26,121,771 at June 30, 2007	136.4	136.4
Capital in excess of par value – common stock	330.7	328.0
Reinvested earnings	799.6	751.3
Common stock in treasury (2,506,276 shares and 1,154,351 shares at September 30, 2007 and June 30, 2007, respectively), at cost	(224.5)	(65.7)
Accumulated other comprehensive loss	(85.4)	(82.3)

Total stockholders’ equity	956.8	1,067.7

Total liabilities and stockholders’ equity	$1,899.5	$2,025.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,
	2007	2006
NET SALES	$475.0	$404.5
Cost of sales	353.6	300.6

Gross profit	121.4	103.9

Selling and administrative expenses	35.7	30.8

Operating income	85.7	73.1

Interest expense	5.6	5.8
Other income, net	(6.4)	(5.9)

Income before income taxes	86.5	73.2
Income tax expense	28.8	22.0

NET INCOME	$57.7	$51.2

EARNINGS PER COMMON SHARE:
Basic	$2.25	$1.99

Diluted	$2.24	$1.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.7	25.5

Diluted	25.8	26.3

Cash dividends per common share	$0.30	$0.225

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2007	2006
Net income	$57.7	$51.2
Net loss on derivative instruments, net of taxes of $3.7 and $1.5, respectively	(5.8)	(2.7)
Benefit plan amortization, net of tax of $0.2	(0.5)	—
Foreign currency translation gain	3.2	1.3

Comprehensive income	$54.6	$49.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$57.7	$51.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	12.4	11.9
Deferred income taxes	(0.4)	(6.1)
Net pension (income) expense	(0.7)	1.2
Net (gain) loss on disposals of property and equipment	(1.1)	0.1
Changes in working capital and other:
Accounts receivable	48.7	5.1
Inventories	(46.5)	(8.6)
Other current assets	(5.9)	(8.0)
Accounts payable	(29.6)	25.4
Accrued current liabilities	(5.5)	(3.5)
Other, net	19.8	(4.7)

Net cash provided from operating activities	48.9	64.0

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(18.4)	(7.3)
Proceeds from disposals of property and equipment	1.2	0.2
Purchases of marketable securities	(87.2)	(265.6)
Proceeds from sales of marketable securities	104.5	117.4

Net cash provided from (used for) investing activities	0.1	(155.3)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(0.1)
Dividends paid	(7.6)	(6.1)
Purchases of treasury stock	(157.7)	—
Tax benefits on share-based compensation	0.4	0.1
Proceeds from common stock options exercised	0.3	0.1

Net cash used for financing activities	(164.6)	(6.0)

Effect of exchange rate changes on cash and cash equivalents	(2.4)	(1.0)

DECREASE IN CASH AND CASH EQUIVALENTS	(118.0)	(98.3)
Cash and cash equivalents at beginning of period	300.8	352.8

Cash and cash equivalents at end of period	$182.8	$254.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2007. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “the Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements related to a company’s use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt the provisions of SFAS 157 effective the first quarter of fiscal 2009. The Company is currently evaluating the provisions of SFAS 157.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The Company is required to adopt the provisions of SFAS 159 effective for the first quarter of fiscal 2009. The Company is currently evaluating the provisions of SFAS 159.

During the quarter ended September 30, 2007, as required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 was effective as of the beginning of the Company’s 2008 fiscal year, with adoption treated as a cumulative-effect type reduction to beginning retained earnings of $1.8 million. Upon adoption of FIN 48, the Company made an accounting policy election to classify interest and penalties on estimated liabilities for uncertain tax positions as components of the provision for income taxes.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2007 and 2006 were as follows:

(in millions, except per share data)	Three Months Ended September 30,
	2007	2006
Basic:
Net income	$57.7	$51.2
Dividends accrued on convertible preferred stock, net of tax benefits	—	(0.4)

Earnings available for common stockholders	$57.7	$50.8

Weighted average number of common shares outstanding	25.7	25.5

Basic earnings per common share	$2.25	$1.99

Diluted:
Net income	$57.7	$51.2
Assumed shortfall between common and preferred dividend	—	(0.2)

Earnings available for common stockholders	$57.7	$51.0

Weighted average number of common shares outstanding	25.7	25.5
Assumed conversion of preferred shares	—	0.6
Dilutive effect of shares issuable under share based compensation plans	0.1	0.2

Diluted weighted average common shares outstanding	25.8	26.3

Diluted earnings per common share	$2.24	$1.94

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investments in Marketable Securities

The fair value of the Company’s marketable securities is based on quoted market prices or estimates of fair value as of September 30, 2007 and June 30, 2007. The following is a summary of marketable securities, all of which are classified as available-for-sale as of September 30, 2007 and June 30, 2007:

September 30, 2007

(in millions)	Municipal Bonds	Other	Total
Cost	$351.9	$3.5	$355.4
Unrealized losses	—	—	—

Estimated fair value	$351.9	$3.5	$355.4

June 30, 2007

(in millions)	Government Bonds	Other	Total
Cost	$371.5	$1.2	$372.7
Unrealized losses	—	—	—

Estimated fair value	$371.5	$1.2	$372.7

Substantially all of the Company’s marketable securities are variable rate demand notes (“VRDN”). VRDN are variable rate notes tied to short-term interest rates, but with stated maturities greater than 90 days. VRDN trade at par value, therefore no realized or unrealized gains or losses occur. The Company classified the securities as current assets in the accompanying consolidated balance sheets because the Company believes the investments are available to fund current operations.

For the three months ended September 30, 2007 and 2006, proceeds from sales of these investments were $104.5 million and $117.4 million, respectively.

4.	Inventories

Inventories consisted of the following components as of September 30, 2007 and June 30, 2007:

(in millions)	September 30, 2007	June 30, 2007
Raw materials and supplies	$39.3	$29.1
Work in process	169.9	138.3
Finished and purchased products	72.6	67.6

Total inventory	$281.8	$235.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method. Carpenter also uses the First-In, First-Out (“FIFO”) and average cost methods. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $14.5 million for the three months ended September 30, 2007 and increased cost of sales by $26.2 million for the three months ended September 30, 2006.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2007 and June 30, 2007:

(in millions)	September 30, 2007	June 30, 2007
Income taxes	$23.2	$19.9
Employee benefits	29.3	30.0
Compensation	24.1	37.7
Interest	7.5	5.5
Derivative financial instruments	5.5	2.1
Taxes, other than income	2.9	4.2
Environmental costs	2.2	1.5
Deferred revenue	1.4	2.1
Professional services	0.8	0.8
Other	18.8	13.3

	$115.7	$117.1

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months ended September 30, 2007 and 2006 were as follows:

(in millions)	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Service cost	$4.7	$4.3	$0.6	$0.6
Interest cost	12.2	11.6	2.9	2.7
Expected return on plan assets	(18.6)	(16.8)	(1.9)	(1.5)
Amortization of net loss	0.6	1.6	0.5	0.5
Amortization of prior service cost (benefit)	0.2	0.2	(1.9)	(2.0)

Net pension (income) expense	$(0.9)	$0.9	$0.2	$0.3

7.	Contingencies

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material on an annual or periodic basis. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

remediation. There were no additional amounts accrued during the three months ended September 30, 2007 or 2006. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2007 was $5.3 million. The estimated range at September 30, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.3 million and $9.7 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of September 30, 2007 and June 30, 2007, we recorded a reserve of approximately $2.0 million related to these indemnifications.

Duty Drawback

Historically, the Company has participated in a program offered by U.S. Customs and Border Protection (“U.S. Customs”) known as duty drawback. Under the program, the Company claimed a refund of import duties on items manufactured and exported to customers in foreign countries. Certain vendors of the Company prepared certificates authorizing the Company to claim duty drawback refunds against imported goods purportedly shipped by the vendor to the Company. Because of the complexity of the program, the Company engaged a licensed U.S. customs broker specializing in duty drawback claims. The customs broker was responsible for performing the administration of the process which included maintaining and collecting various forms of supporting evidence for each claim including collecting appropriate certificates from vendors, as well as preparing and submitting the refund claims.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also suspended the filing of any new duty drawback claims until the investigation can be concluded. The Company intends to cooperate fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, the Company’s internal review is not complete due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company has recorded a charge of $4.6 million to Cost of Sales. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents the Company’s current best estimate of probable loss.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe there is minimal risk of additional loss.

Other

Carpenter is also defending various claims and legal actions, and is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Carpenter provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows over the long-term. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

8.	Share Repurchase Program

In September 2006, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $250.0 million of the Company’s outstanding common stock. During the three months ended September 30, 2007, Carpenter purchased 1,341,579 of its common stock on the open market for $157.7 million. As of September 30, 2007, approximately $63.4 million of the $250.0 million authorized remained available for future purchases. According to the terms of the share repurchase program, purchases will occur at such times and at such prices as the management of the Company determines and will be funded with the Company’s excess cash after giving consideration to capital investments, acquisitions and future cash flows. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program expires in September 2008.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Other Income

Other income, net consisted of the following:

	Three Months Ended September 30,
(in millions)	2007	2006
Interest income	$(5.9)	$(5.3)
Equity in earnings of minority interests in unconsolidated subsidiaries	(0.2)	(0.3)
Other	(0.3)	(0.3)

	$(6.4)	$(5.9)

10.	Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

As required, the Company adopted FIN 48 on July 1, 2007 which resulted in the Company recognizing a $3.7 million increase in liabilities related to liabilities for unrecognized tax benefits, and a $1.9 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $1.8 million. The Company’s total liabilities for unrecognized tax benefits at the date of adoption were $20.2 million, which included $1.8 million of accrued interest and penalties. It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the three months ended September 30, 2007, the Company’s income tax provision included $0.4 million of expense related to uncertain tax positions including $0.3 million of interest and penalties, which increased the total liabilities for unrecognized tax benefits to $20.6 million.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $12.4 million. At this time, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2004
States:
Pennsylvania	2003
California	2006
Illinois	2005
Foreign:
Belgium	2004
Mexico	2002

11.	Business Segments

Beginning with the quarter ended September 30, 2007, we realigned our reportable segments to be consistent with changes to our organizational structure. We now have three reportable business segments: Premium Alloys Operations, Advanced Metals Operations, and Engineered Products Operations.

The Premium Alloys Operations (“PAO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys and stainless steels in the form of ingots, billets, large bars and hollows. Also, the PAO segment includes conversion processing of metal for other specialty metals companies. A significant portion of PAO sales are to customers in the aerospace and energy industries. Much of PAO sales are to forging companies that further shape, mill, and finish the metals into more specific dimensions. All such sales are made under the Carpenter brand name.

The Advanced Metals Operations (“AMO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys, stainless steels, and titanium in the form of small bars and rods, wire, narrow strip and powder. Products in this segment typically go through more finishing operations, such as rolling, turning, grinding, drawing, and atomization, than products in our PAO segment. Also, sales in the AMO segment are spread across many end-use markets, including the aerospace, industrial, consumer, automotive, and medical industries. AMO products are sold under the Carpenter, Dynamet, and Talley brand names.

The Engineered Products Operations (“EPO”) segment is essentially unchanged from our previous reporting. EPO involves the manufacture and sale of structural ceramic products, ceramic cores for the investment casting industry and custom shaped bar. Sales of EPO products are made under the Certech, Carpenter Advanced Ceramics and Rathbone brand names.

Our consolidated total assets are managed as corporate-level assets and, therefore, are not allocated to the business segments. Only a portion of the expenses related to these assets, principally depreciation and amortization, is allocated to the individual business segments for inclusion in their respective measures of operating income.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers.

The segment information below for the three months ended September 30, 2006 was recast to conform to the fiscal 2008 presentation.

	Three Months Ended September 30,
(in millions)	2007	2006
Net sales:
Advanced Metals Operations	$322.3	$290.3
Premium Alloys Operations	129.3	86.9
Engineered Products Operations	27.0	28.0
Intersegment	(3.6)	(0.7)

Consolidated net sales	$475.0	$404.5

	2007	2006
Operating income:
Advanced Metals Operations	$48.9	$40.7
Premium Alloys Operations	36.5	31.2
Engineered Products Operations	3.4	5.4
Corporate costs	(9.0)	(7.9)
Pension earnings, interest & deferrals	6.0	3.6
Intersegment	(0.1)	0.1

Consolidated operating income	$85.7	$73.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Subsequent Event

On October 16, 2007, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. The stock split is payable on November 15, 2007, to stockholders of record at the close of business on November 6, 2007.

No adjustments have been made to the Company’s financial information as of September 30, 2007 and the three months then ended since the stock split is not effective until November 15, 2007. Once the stock split is effective, earnings per share information will be retroactively adjusted to reflect the impact of the stock split. The following represents the proforma earnings per common share information on a post-split basis:

(in millions, except per share data)	Three Months Ended September 30,
	2007	2006
Basic – Proforma Split Adjusted:
Net income	$57.7	$51.2
Dividends accrued on convertible preferred stock, net of tax benefits	—	(0.4)

Earnings available for common stockholders	$57.7	$50.8

Weighted average number of common shares outstanding	51.4	51.0

Basic earnings per common share – proforma split adjusted	$1.12	$1.00

Diluted – Proforma Split Adjusted:
Net income	$57.7	$51.2
Assumed shortfall between common and preferred dividend	—	(0.2)

Earnings available for common stockholders	$57.7	$51.0

Weighted average number of common shares outstanding	51.4	51.0
Assumed conversion of preferred shares	—	1.2
Dilutive effect of shares issuable under share based compensation plans	0.3	0.3

Diluted weighted average common shares outstanding	51.7	52.5

Diluted earnings per common share – proforma split adjusted	$1.12	$0.97

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. We have three reportable business segments: Premium Alloys Operations, Advanced Metals Operations, and Engineered Products Operations, which are discussed later below. As part of our overall business strategy, we expect to continue to seek and consider opportunities related to strategic divestitures, acquisitions, and joint collaboration propositions.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, under Item 8 thereof. Our discussions here focus on our results during or as of the first quarter of fiscal 2008 (the three-month period ended September 30, 2007) and the comparable period of fiscal 2007 (the three-month period ended September 30, 2006), and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information since that time that have not previously been reported. These discussions should be read in conjunction with that Form 10-K for detailed background information.

Impact of Raw Material Surcharges and Product Mix

Increases in the cost of raw materials have impacted our operations over the past few years. We, and others in our industry, generally have been able to pass these cost increases through to our customers using surcharges which are structured to recover high raw material costs. In the last several years, as raw material prices have escalated, surcharges have become an increasingly significant component of our net sales. This has impacted our net sales numbers and had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion. Generally, the formula used to calculate the surcharge is based on prices quoted on the London Metal Exchange (“LME”) for the previous month for the respective raw materials, which essentially creates a lag between the raw materials price change on the LME and our corresponding surcharges on sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales, but generally does not increase our net income because surcharge revenues essentially offset an equivalent amount in our cost of sales.

We produce hundreds of grades of materials, with a wide range of pricing and profit levels depending on the grade. In addition, our product mix within a period is subject to the fluctuating order patterns of our customers as well as decisions we may make to participate in certain lower margin business in order to utilize available capacity. While we expect to see positive contribution from a more favorable product mix in our margin performance over time, the impact by period may fluctuate, and period-to-period comparisons may vary.

Comparison of Quarters Ended September 30, 2007 and 2006

For the fiscal quarter ended September 30, 2007, we reported net income of $57.7 million or $2.24 per diluted share. This was a 13 percent increase from net income for the same period a year ago. Our results reflected a richer product mix, growth in the energy market, and a continued focus on margin enhancement.

Net Sales

Net sales for the three months ended September 30, 2007 were $475.0 million, which was a 17 percent increase over the same period a year ago. Adjusted for surcharge revenue, sales increased 3 percent. A 27 percent increase in pounds shipped by the Company’s Premium Alloys Operations segment, which benefited from strong demand in the energy market, contributed to the increase. Total volume declined by 9 percent during the current quarter due primarily to a reduction in the shipment of lower priced stainless material.

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for the Company’s estimated sales by end-use markets:

	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2007	2006
Aerospace	$174.4	$160.1	$14.3	9%
Industrial	109.3	96.1	13.2	14
Automotive	59.4	49.9	9.5	19
Energy	56.3	29.0	27.3	94
Consumer	43.4	41.7	1.7	4
Medical	32.2	27.7	4.5	16

Total net sales	$475.0	$404.5	$70.5	17%

The following table includes estimated comparative information for the Company’s estimated sales by end-use markets excluding surcharge revenues:

	Three Months Ended September 30,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2007	2006
Aerospace	$127.1	$135.2	$(8.1)	(6)%
Industrial	70.4	72.7	(2.3)	(3)
Automotive	39.5	38.2	1.3	3
Energy	44.3	23.4	20.9	89
Consumer	28.6	30.6	(2.0)	(7)
Medical	27.6	26.4	1.2	5

Total net sales excluding surcharge revenues	$337.5	$326.5	$11.0	3%

In terms of end-use markets, sales to the aerospace market increased 9 percent from the first quarter a year ago to $174.4 million. Excluding surcharge revenue, sales declined approximately 6 percent from the record first quarter a year ago. Increased sales of nickel-based alloys used in jet engine components was more than offset by planned inventory adjustments at certain key customers and by a decline in shipments to a customer who is now procuring some of its aerospace needs internally from a recently acquired subsidiary.

Industrial market sales increased 14 percent from the first quarter a year ago to $109.3 million. Adjusted for surcharge revenue, sales decreased approximately 3 percent. During the quarter ended September 30, 2007, the Company benefited from increased sales of higher value materials used in capital equipment and in the manufacture of valves and fittings. This increase was more than offset by reduced shipments of lower value materials sold through distributors.

Automotive and truck market sales grew 19 percent from the first quarter a year ago to $59.4 million. Excluding surcharge revenue, sales increased 3 percent from a year ago. The increase primarily reflected demand for higher value materials to support technology changes in engine and exhaust systems. This increase was partially offset by a reduction in pounds shipped due to lower automotive production levels and a decision not to participate in certain marginally profitable business.

Sales to the energy market of $56.3 million reflected a 94 percent increase from the first quarter of fiscal 2007. Excluding surcharge revenue, sales increased 89 percent from a year ago. Within the energy market, sales to the power generation sector, excluding surcharge revenue, surged 140 percent to $22 million, due to increased demand for industrial gas turbines, particularly from the Middle East. Sales to the oil and gas sector, excluding surcharge revenue, increased 56 percent from the first quarter a year ago to $22 million. The Company’s broad product portfolio of high strength corrosion resistant materials has allowed it to gain strong acceptance among customers. Growth with key customers and strong international demand helped drive the increase in energy sales.

Sales to the consumer market increased 4 percent to $43.4 million from a year ago. Adjusted for surcharge revenue, sales decreased 7 percent. Lower shipments of materials used in the housing sector more than offset increased sales to the sporting goods and electronics sectors.

Sales to the medical market increased 16 percent to $32.2 million from a year ago. Adjusted for surcharge revenue, sales increased 5 percent. The increase reflected a pick-up in demand relative to last year’s comparatively low shipment levels.

Geographically, sales outside the United States increased 28 percent from a year ago to $157.4 million. International sales represented 33 percent of total sales for the first quarter of fiscal 2008 compared to 30 percent for the prior year period, primarily reflecting increased sales to the Company’s energy, industrial and medical markets.

The table below includes comparative information for the Company’s sales by major product class:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2007	2006
Special alloys	$252.3	$169.0	$83.3	49%
Stainless steels	136.6	144.0	(7.4)	(5)
Titanium products	42.5	48.0	(5.5)	(11)
Ceramics and other materials	28.2	30.4	(2.2)	(7)
Tools and other steels	15.4	13.1	2.3	18

Total net sales	$475.0	$404.5	$70.5	17%

The table below includes comparative information for the Company’s sales by major product class excluding surcharge revenues:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2007	2006
Special alloys	$143.2	$123.6	$19.6	16%
Stainless steels	109.1	111.9	(2.8)	(3)
Titanium products	42.5	48.0	(5.5)	(11)
Ceramics and other materials	28.1	30.4	(2.3)	(8)
Tools and other steels	14.6	12.6	2.0	16

Total net sales excluding surcharge revenues	$337.5	$326.5	$11.0	3%

Sales of special alloys products increased 49 percent from a year ago to $252.3 million. Adjusted for surcharge revenues, sales increased 16 percent. The sales increase principally reflected the growth that we have experienced in our energy end-use market as a result of increased oil exploration activity, coupled with more demanding material requirements that has fueled strong growth for our portfolio of special alloy products, particularly in Europe and Asia. In addition, strong demand for our non-magnetic drill collars helped drive the increase.

Sales of stainless steels decreased 5 percent from a year ago to $136.6 million. Excluding surcharge revenues, sales decreased 3 percent. The decrease resulted primarily from reduced shipments of lower value materials sold through distributors.

Sales of titanium products decreased 11 percent from a year ago to $42.5 million. The decrease is primarily a result of reduced shipments of titanium coil used to make fasteners for the aerospace industry compared to the record shipments in the first quarter a year ago. The reduced shipments in the current year reflected a combination of lean inventory initiatives in the European supply chain and a rebalancing of inventory levels at several domestic fastener manufacturers.

Gross Profit

Our gross profit in the first quarter increased 17 percent to $121.4 million, or 25.6 percent of net sales, from $103.9 million, or 25.7 percent of net sales, in the same quarter a year ago. The higher gross profit reflected the increased sales of higher value materials, pricing, cost containment and the lag effect in the Company’s surcharge mechanism.

Our surcharge mechanism is structured to recover high raw material costs, although generally with a one month lag effect. While the surcharge protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the three months ended September 30:

(in millions)	2007	2006
Net sales	$475.0	$404.5
Less: surcharge revenues	(137.5)	(78.0)

Net sales excluding surcharges	$337.5	$326.5

Gross profit	$121.4	$103.9

Gross margin	25.6%	25.7%

Gross margin excluding dilutive effect of surcharges	36.0%	31.8%

We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month based on the previous month’s raw material prices, positively impacted gross margin by approximately 115 basis points during the quarter ended September 30, 2007, and negatively impacted gross margin by approximately 140 basis points during the prior year’s quarter.

Gross profit in the three months ended September 30, 2007 was negatively impacted as a result of $4.6 million reserve we recorded with respect to the duty drawback claims discussed below.

After considering the dilutive effect of surcharges and the duty drawback reserve, the underlying improvement in gross profit and gross margin was largely driven by a richer product mix and the Company’s continued focus on cost.

Selling and Administrative Expenses

Selling and administrative expenses of $35.7 million were 7.5 percent of net sales compared to $30.8 million or 7.6 percent of net sales in the same quarter a year ago. The increase primarily related to higher variable compensation accruals as well as the investments we made in filling key positions and other initiatives to support our growth goals.

Interest Expense

Interest expense for the quarter was $5.6 million, compared with $5.8 million in the same quarter in the prior year.

Other income

Other income for the recent first quarter was $6.4 million compared with $5.9 million in the first quarter a year ago. The increase is primarily due to increased interest income from higher balances of investments in marketable securities.

Income taxes

Our tax provision in the recent first quarter was $28.8 million, or 33.3 percent of pre-tax income, versus $22.0 million, or 30.1 percent, in the same quarter a year ago. The tax provision for the quarter ended September 30, 2006 was favorably impacted by $4.0 million related to the reversal of certain deferred tax valuation allowances.

Business Segment Results:

Advanced Metals Operations Segment

The Advanced Metals Operations (“AMO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys, stainless steels, and titanium in the form of small bars and rods, wire, narrow strip and powder. Products in this segment typically go through more finishing operations, such as rolling, turning, grinding, drawing, and atomization, than products in our Premium Alloys Operations segment. Also, sales in the AMO segment are spread across many end-use markets, including the aerospace, industrial, consumer, automotive, and medical industries. AMO products are sold under the Carpenter, Dynamet, and Talley brand names.

Net sales for the quarter ended September 30, 2007 for the AMO segment were $322.3 million, compared to $290.3 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 2 percent from a year ago. The decrease reflected the impact of the slowdown in the automotive and truck market as well as decreases in shipment volumes to the consumer market and overall reductions in lower value materials sold through distributors. These decreases were offset in part by price increases and improvements to the overall product mix as the largest volume decreases related to lower value material.

Operating income for the AMO segment was $48.9 million or 15 percent of net sales (22 percent of net sales excluding surcharge revenues) in the recent first quarter, compared to $40.7 million or 14 percent of net sales (18 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The increase in operating income reflected a richer product mix and a continued focus on cost.

Premium Alloys Operations Segment

The Premium Alloys Operations (“PAO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys and stainless steels in the form of ingots, billets, large bars and hollows. Also, the PAO segment includes conversion processing of metal for other specialty metals companies. A significant portion of PAO sales are to customers in the aerospace and energy industries. Much of PAO sales are to forging companies that further shape, mill, and finish the metals into more specific dimensions. All such sales are made under the Carpenter brand name.

Net sales for the quarter ended September 30, 2007 for the PAO segment were $129.3 million, compared to $86.9 million in the same quarter a year ago. Excluding surcharge revenues, net sales increased 30 percent from a year ago. The increase was largely driven by the growth with key customers and strong international demand in the energy market.

Operating income for the PAO segment was $36.5 million or 28 percent of net sales (41 percent of net sales excluding surcharge revenues) in the recent first quarter, compared to $31.2 million or 36 percent of net sales (46 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income as a percentage of net sales reflected a less favorable product mix, as a significant amount of the sales increase in the current quarter consisted of the lower value stainless material, as well as increases in costs related to future growth initiatives.

Engineered Products Operations Segment

The Engineered Products Operations (“EPO”) segment is essentially unchanged from our previous reporting. EPO involves the manufacture and sale of structural ceramic products, ceramic cores for the investment casting industry and custom shaped bar. Sales of EPO products are made under the Certech, Carpenter Advanced Ceramics and Rathbone brand names.

Net sales for the EPO segment decreased 4 percent to $27.0 million from $28.0 million a year ago. The decrease was primarily a result of lower volume during the first quarter of fiscal 2008.

Operating income for the EPO segment decreased to $3.4 million in the recent first quarter from $5.4 million in the same quarter a year ago. The decrease reflected the reduction in volume as well as increases in current year investments in future growth initiatives.

Liquidity and Financial Condition:

We believe that our cash, cash equivalents and marketable securities of approximately $538 million as of September 30, 2007, together with cash generated from operations and available borrowing capacity under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, share repurchases, and other obligations for the foreseeable future.

During the three months ended September 30, 2007, our free cash flow, as defined on page 24, was $24.1 million as compared to $50.8 million for the same period a year ago. This reduction reflected the decrease in cash provided from operating activities and the increases in capital expenditures during the first quarter of fiscal 2008.

Cash provided from operating activities was $48.9 million for the recent quarter. For the same period last year, cash provided from operating activities was $64.0 million. This overall decrease reflected an increase in earnings for the period that was more than offset by the Company’s investment in working capital.

Capital expenditures for plant, equipment and software were $18.4 million for the current first quarter versus $7.3 million for the same period a year ago. The Company plans to invest in excess of $150 million in capital expenditures in fiscal 2008 including $75 million associated with the expansion of our premium melt facilities and $14 million associated with upgrades to our hot rolling facilities.

Dividends were $7.6 million this year compared to $6.1 million last year. The Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock which was paid on September 7, 2007 to stockholders of record on September 4, 2007.

During the quarter ended September 30, 2007, we used $157.7 million to purchase 1,341,579 shares of our common stock pursuant to the terms of a share repurchase program authorized by the Company’s Board of Directors. The share repurchase program authorizes the purchase, under certain conditions, up to $250 million of the Company’s common stock. As of September 30, 2007, $63.4 million remains available for future purchases according to the terms of the share repurchase program.

Non-GAAP Selected Financial Measures:

The following provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Sales Excluding Surcharges

This quarterly report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. The Company provided this additional financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period. See page 21 for a reconciliation of net sales excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this quarterly report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
(in millions)	2007	2006
Net cash provided from operating activities	$48.9	$64.0
Purchases of property, equipment and software	(18.4)	(7.3)
Proceeds from disposals of property and equipment	1.2	0.2
Dividends paid	(7.6)	(6.1)

Free cash flow	$24.1	$50.8

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities, treasury stock purchases, dividend growth, the repayment of long-term debt if economically feasible, or for other general corporate purposes.

Contingencies:

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material on an annual or periodic basis. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three months ended September 30, 2007 or 2006. The liability recorded for environmental remediation costs at

Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2007 was $5.3 million. The estimated range at September 30, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.3 million and $9.7 million.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRPs. Based upon information currently available, such future costs are not expected to have a material effect on our financial position, results of operations or cash flows over the long-term. However, such costs could be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Duty Drawback

Historically, the Company has participated in a program offered by U.S. Customs and Border Protection (“U.S. Customs”) known as duty drawback. Under the program, the Company claimed a refund of import duties on items manufactured and exported to customers in foreign countries. Certain vendors of the Company prepared certificates authorizing the Company to claim duty drawback refunds against imported goods purportedly shipped by the vendor to the Company. Because of the complexity of the program, the Company engaged a licensed U.S. customs broker specializing in duty drawback claims. The customs broker was responsible for performing the administration of the process which included maintaining and collecting various forms of supporting evidence for each claim including collecting appropriate certificates from vendors, as well as preparing and submitting the refund claims.

The Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also suspended the filing of any new duty drawback claims until the investigation can be concluded. The Company intends to cooperate fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, the Company’s internal review is not complete due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company has recorded a charge of $4.6 million to Cost of Sales. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents the Company’s current best estimate of probable loss.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe there is minimal risk of additional loss.

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

Critical Accounting Policies and Estimates:

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method, although we also use the First-In, First-Out (“FIFO”) and average cost methods. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the first quarter of the current fiscal year, the effect of the decrease in raw material costs on our LIFO inventory valuation method resulted in a decrease of cost of sales of $14.5 million.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the expected annual LIFO cost based on cost increases to date. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs.

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2007.

Recent Accounting Pronouncements:

During the quarter ended September 30, 2007, as required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective as of the beginning of the Company’s 2008 fiscal year, with adoption treated as a cumulative-effect type reduction to beginning retained earnings of $1.8 million. Upon adoption of FIN 48, the Company made an accounting policy election to classify interest and penalties on estimated liabilities for uncertain tax positions as components of the provision for income taxes.

Outlook:

We see opportunity to further improve our performance through an enhanced focus on operational excellence. We expect the energy market to remain favorable. We are confident about the outlook for our aerospace business in the second half of our fiscal year in which we expect aerospace sales will more closely reflect the increase in growth rate of commercial jet deliveries projected for 2008.

We expect that cash flows from operations will approach $300 million and anticipate that free cash flow will be approximately $100 million in fiscal 2008.

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our current expectations concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2007, and the exhibits attached to that filing. They include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain products; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and changes to regulations related to pension plan funding requirements; 8) possible labor disputes or work stoppages; 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; 10) the ability to successfully implement acquisition and disposition strategies; 11) the ability to retain key personnel; and 12) the risk of loss associated with our concentration of manufacturing facilities located in Reading, Pennsylvania. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative instruments to reduce certain types of financial risks. Raw material cost fluctuations are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials by entering into commodity forward contracts, which are effective hedges of the risk, on these firm sales contracts.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2007 annual report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on September 30, 2007, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors from those included in Part 1, Item 1A of our annual report on Form 10-K.

Item 2. Issuer Purchases of Equity Securities

The following table contains information about purchases by us of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2007	87,251	$116.77	85,500	$211.1
August 1-31, 2007	593,468	$114.09	593,468	$143.4
September 1-30, 2007	690,631	$120.67	662,611	$63.4

Quarter ended September 30, 2007	1,371,350	$117.51	1,341,579	$63.4

(1)	The average price paid per share reflects only the per share prices of the shares purchased on the open market under the terms of the share repurchase program.

The Company purchased 1,341,579 shares under a share repurchase program authorized by the Company’s Board of Directors. The program authorizes the purchase of up to $250 million of Carpenter’s outstanding common stock. As of September 30, 2007, approximately $63 million of the $250 million remained available for future purchases. The purchases under the program were made on the open market. The purchases will occur at such times and at such prices as the management of the Company determines. The share repurchase program expires in September 2008. In September of 2007, the Company announced that it had entered into a Rule 10b5-1 Plan under the Securities and Exchange Act of 1934, as amended, to facilitate the purchase the remaining $115 million of its common stock, according to the terms of the share repurchase program.

In addition to purchases under the share repurchase program, we purchased 1,751 shares in July in connection with the exercise by 1993 Plan and Directors’ Plan participants of their right to elect stock-for-tax withholding whereby employees may surrender a portion of the awarded shares to the Company in order to satisfy individual tax liabilities associated with the vesting of restricted stock awards. We also purchased 28,020 shares in September 2007 in connection with the forfeitures of certain restricted stock awards.

Item 4. Submission of Matters to a Vote of Security Holders

On October 15, 2007, we held our 2007 Annual Meeting of Stockholders, at which the following two matters were voted on:

(a)	Stockholders elected the four nominees for election as directors named in the proxy statement. The names of the directors elected, along with the voting results were as follows:

	Number of Votes in Favor	Number of Votes Withheld
I. Martin Inglis	21,237,688	2,406,605
Peter N. Stephans	21,276,231	2,368,063
Kathryn C. Turner	20,673,577	2,970,717
Stephen M. Ward, Jr.	21,230,838	2,413,455

(b)	Stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2008. The voting results were as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP	23,474,371	147,776	22,145

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: November 5, 2007	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer