Form 10-Q
period 2007-12-31
CARPENTER TECHNOLOGY CORP
filed 2008-02-01
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 22, 2008.

Common stock, $5 par value	48,230,883
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 3 and 4 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$133.8	$300.8
Marketable securities	327.6	372.7
Accounts receivable, net	204.1	303.2
Inventories	313.7	235.0
Deferred income taxes	17.6	13.3
Other current assets	21.9	30.7
Assets of discontinued operations	38.6	—

Total current assets	1,057.3	1,255.7
Property, plant and equipment, net	534.1	537.4
Prepaid pension cost	137.4	132.4
Goodwill	40.2	46.4
Trademarks and trade names, net	18.7	19.2
Other assets	38.3	34.6
Assets of discontinued operations	22.9	—

Total assets	$1,848.9	$2,025.7

LIABILITIES
Current liabilities:
Accounts payable	$156.7	$215.9
Accrued liabilities	109.7	117.1
Current portion of long-term debt	33.0	33.2
Liabilities of discontinued operations	13.5	—

Total current liabilities	312.9	366.2
Long-term debt, net of current portion	300.0	299.5
Accrued postretirement benefits	87.0	90.9
Deferred income taxes	135.5	143.5
Other liabilities	76.3	57.9
Liabilities of discontinued operations	1.8	—

Total liabilities	913.5	958.0

Contingencies and commitments (see Note 8)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,600,342 at December 31, 2007 and 27,276,122 shares at June 30, 2007; outstanding 48,588,577 at December 31, 2007 and 26,121,771 at June 30, 2007	273.0	136.4
Capital in excess of par value – common stock	197.1	328.0
Reinvested earnings	848.3	751.3
Common stock in treasury (6,011,765 shares and 1,154,351 shares at December 31, 2007 and June 30, 2007, respectively), at cost	(292.6)	(65.7)
Accumulated other comprehensive loss	(90.4)	(82.3)

Total stockholders’ equity	935.4	1,067.7

Total liabilities and stockholders’ equity	$1,848.9	$2,025.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
NET SALES	$446.4	$420.8	$897.7	$800.8
Cost of sales	329.0	329.7	663.9	612.5

Gross profit	117.4	91.1	233.8	188.3

Selling, general and administrative expenses	36.9	32.1	70.4	60.7

Operating income	80.5	59.0	163.4	127.6

Interest expense	5.3	5.7	10.8	11.4
Other income, net	(12.1)	(11.8)	(18.5)	(17.8)

Income before income taxes	87.3	65.1	171.1	134.0
Income tax expense	29.6	19.5	57.5	40.1

Income from continuing operations	57.7	45.6	113.6	93.9

Income from discontinued operations before income taxes	2.7	3.6	5.4	7.8
Income tax expense	4.3	1.1	5.3	2.4

(Loss) income from discontinued operations	(1.6)	2.5	0.1	5.4

NET INCOME	$56.1	$48.1	$113.7	$99.3

EARNINGS PER COMMON SHARE:

Basic:
Income from continuing operations	$1.18	$0.89	$2.28	$1.82

(Loss) income from discontinued operations	$(.03)	$0.05	$—	$0.11

Net income	$1.15	$0.94	$2.28	$1.93

Diluted:
Income from continuing operations	$1.17	$0.86	$2.27	$1.78

(Loss) income from discontinued operations	$(.03)	$.05	—	$0.10

Net income	$1.14	$0.91	$2.27	$1.88

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.7	51.2	49.9	51.1

Diluted	49.0	52.7	50.2	52.6

Cash dividends per common share	$0.15	$0.1125	$0.30	$0.225

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$56.1	$48.1	$113.7	$99.3
Net gain (loss) on derivative instruments, net of tax (expense) benefits of $3.4, ($2.5), $7.1 and ($0.9), respectively	(5.4)	4.2	(11.2)	1.5
Benefit plan amortization, net of tax of $0.3 and $0.6, respectively	(0.4)	—	(0.9)	—
Pension curtailment, net of tax of ($0.1) and ($0.1), respectively	0.2	—	0.2	—
Foreign currency translation gain	0.6	3.5	3.8	4.8

Comprehensive income	$51.1	$55.8	$105.6	$105.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$113.7	$99.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	25.1	23.8
Deferred income taxes expense (benefit)	1.2	(7.2)
Net pension (income) expense	(1.2)	2.4
Net (gain) loss on disposals of property and equipment	(1.1)	0.2
Changes in working capital and other:
Accounts receivable	86.4	17.9
Inventories	(88.9)	(32.4)
Other current assets	(3.4)	(6.4)
Accounts payable	(55.2)	40.4
Accrued current liabilities	(15.5)	(34.5)
Other, net	19.4	4.3

Net cash provided from operating activities	80.5	107.8

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(42.8)	(14.6)
Proceeds from disposals of property and equipment	1.3	0.2
Purchases of marketable securities	(287.3)	(412.1)
Proceeds from sales of marketable securities	332.4	231.3

Net cash provided from (used for) investing activities	3.6	(195.2)

FINANCING ACTIVITIES:
Payments on long-term debt	(0.1)	(0.1)
Dividends paid	(14.9)	(12.2)
Purchases of treasury stock	(225.8)	—
Tax benefits on share-based compensation	1.1	2.2
Proceeds from common stock options exercised	0.6	1.3

Net cash used for financing activities	(239.1)	(8.8)

Effect of exchange rate changes on cash and cash equivalents	(3.6)	(3.6)

Effect of cash and cash equivalents classified as assets of discontinued operations	(8.4)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(167.0)	(99.8)
Cash and cash equivalents at beginning of period	300.8	352.8

Cash and cash equivalents at end of period	$133.8	$253.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2007. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “the Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

Stock Split

On October 16, 2007, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. The stock split was distributed on November 15, 2007 to stockholders of record at the close of business on November 6, 2007. All share and per share information has been retroactively adjusted and restated to reflect the impact of the split.

Discontinued Operations and Assets Held for Sale

During the second quarter of fiscal 2008, the Company announced plans to sell our ceramics operations, which is more fully discussed in Note 2. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the ceramics operations as of December 31, 2007 have been segregated in our consolidated balance sheet and been classified as discontinued operations. The results of operations for our ceramics businesses have been classified as discontinued operations in the consolidated statements of income for all periods presented. Cash flows related to our ceramics operations have not been separately disclosed.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2.	Divestiture

On December 21, 2007, the Company announced that we had entered into a definitive agreement to sell our ceramics operations to Morgan Crucible Company plc, a U.K. based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The closing of the transaction is subject to the completion of certain customary governmental approvals and other contingencies and is expected to occur during the second half of fiscal 2008. The total expected pre-tax proceeds from the sale, subject to a working capital adjustment, are $147 million.

Differences between the tax basis and the financial reporting basis of investments in subsidiaries are referred to as outside basis differences. The Company has not previously recorded deferred taxes on outside basis differences in accordance with SFAS No. 109, “Accounting for Income Taxes” based on the following:

Outside basis differences related to an investment in foreign subsidiaries because the “indefinite reversal” criteria of APB No.23, “Accounting for Income Taxes-Special Areas”, were met

Outside basis differences related to an investment in domestic subsidiaries because the enterprise expected that the outside basis difference would reverse without tax effect.

According to the provisions of FASB Emerging Issues Task Force Issue No, 93-17, a company should record deferred taxes related to the outside basis differences when its expectations have changed and, in any event, no later than the date on which the business is classified as held for sale. Accordingly, upon signing a definitive agreement to sell the ceramics

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operations in December 2007, and thus changing its expectations for the businesses to be divested, the Company is now required to record deferred taxes on the outside basis differences on the businesses to be divested, which resulted in a $3.3 million unfavorable tax adjustment recorded in the three months ended December 31, 2007. In addition, upon closing of the divestiture it is anticipated that the Company will recognize income taxes on the gain on the sale of the businesses as well as recognize certain foreign tax credits which can not be recorded until the divestiture is completed. The closing of the divestiture is expected in the second half of fiscal 2008.

The following table summarizes the components of discontinued operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Net sales	$24.6	$20.5	$48.4	$45.0

Income before income taxes	$2.7	$3.6	$5.4	$7.8
Income tax expense	4.3	1.1	5.3	2.4

(Loss) income from discontinued operations	$(1.6)	$2.5	$0.1	$5.4

The following table summarizes the significant classes of the assets and liabilities classified as discontinued operations in the accompanying consolidated balance sheets:

(in millions)	December 31, 2007
Assets:
Cash and cash equivalents	$8.4
Accounts receivable, net	16.7
Inventories	10.4
Other current assets	3.1

Total current assets of discontinued operations	$38.6

Property, plant and equipment	$16.3
Goodwill	6.2
Other assets	0.4

Total other assets of discontinued operations	$22.9

Liabilities:
Accounts payable	$4.3
Accrued liabilities	9.2

Total current liabilities of discontinued operations	$13.5

Other liabilities of discontinued operations	$1.8

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings Per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the three and six months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2007	2006	2007	2006
Basic:
Income from continuing operations	$57.7	$45.6	$113.6	$93.9
Dividends accrued on convertible preferred stock, net of tax benefits	—	(0.4)	—	(0.7)

Earnings from continuing operations available for common stockholders	$57.7	$45.2	$113.6	$93.2

Weighted average number of common shares outstanding	48.7	51.2	49.9	51.1

Basic earnings from continuing operations per common share	$1.18	$0.89	$2.28	$1.82

Diluted:
Income from continuing operations	$57.7	$45.6	$113.6	$93.9
Assumed shortfall between common and preferred dividend	—	(0.2)	—	(0.3)

Earnings from continuing operations available for common stockholders	$57.7	$45.4	$113.6	$93.6

Weighted average number of common shares outstanding	48.7	51.2	49.9	51.1
Assumed conversion of preferred shares	—	1.2	—	1.2
Effect of shares issuable under stock option plans	0.3	0.4	0.3	0.3

Adjusted weighted average common shares outstanding	49.0	52.8	50.2	52.6

Diluted earnings from continuing operations per common share	$1.17	$0.86	$2.27	$1.78

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Investments in Marketable Securities

The fair value of the Company’s marketable securities is based on quoted market prices or estimates of fair value as of December 31, 2007 and June 30, 2007. The following is a summary of marketable securities, all of which are classified as available-for-sale as of December 31, 2007 and June 30, 2007:

December 31, 2007

(in millions)	Municipal Bonds	Other	Total
Cost	$327.6	$—	$327.6
Unrealized losses	—	—	—

Estimated fair value	$327.6	$—	$327.6

June 30, 2007
(in millions)	Municipal Bonds	Other	Total
Cost	$371.5	$1.2	$372.7
Unrealized losses	—	—	—

Estimated fair value	$371.5	$1.2	$372.7

The Company’s marketable securities consisted of variable rate demand notes as well as auction rate securities. Variable rate demand notes and auction rate securities are variable rate bonds tied to short-term interest rates. Although the underlying bonds may have long-term stated maturities, the investments are generally priced and traded as short-term instruments due to the liquidity provided by short-term interest rate reset mechanisms. The Company classified the securities as current assets in the accompanying consolidated balance sheets because the Company believes the investments are available to fund current operations.

For the six months ended December 31, 2007 and 2006, proceeds from sales of these investments were $332.4 million and $231.3 million, respectively.

5.	Inventories

Inventories consisted of the following components as of December 31, 2007 and June 30, 2007:

(in millions)	December 31, 2007	June 30, 2007
Raw materials and supplies	$45.5	$29.1
Work in process	185.3	138.3
Finished and purchased products	82.9	67.6

Total inventory	$313.7	$235.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $33.8 million and $48.3 million for the three and six months ended December 31, 2007, respectively and increased cost of sales by $53.0 million and $79.2 million for the three and six months ended December 31, 2006, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2007 and June 30, 2007:

(in millions)	December 31, 2007	June 30, 2007
Compensation	$31.8	$37.7
Employee benefits	30.2	30.0
Derivative financial instruments	16.0	2.1
Interest	5.5	5.5
Income taxes	3.2	19.9
Taxes, other than income	3.1	4.2
Environmental costs	2.0	1.5
Deferred revenue	1.4	2.1
Professional services	0.6	0.8
Other	15.9	13.3

	$109.7	$117.1

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and six months ended December 31, 2007 and 2006 were as follows:

Three months ended December 31,	Pension Plans		Other Postretirement Plans
(in millions)	2007	2006	2007	2006
Service cost	$4.7	$4.3	$0.6	$0.6
Interest cost	12.2	11.6	2.9	2.7
Expected return on plan assets	(18.6)	(16.8)	(1.9)	(1.5)
Amortization of net loss	0.6	1.6	0.5	0.5
Curtailment	0.2	—	—	—
Amortization of prior service cost (benefit)	0.2	0.2	(1.9)	(2.0)

Net pension (income) expense	$(0.7)	$0.9	$0.2	$0.3

Six months ended December 31,	Pension Plans		Other Postretirement Plans
(in millions)	2007	2006	2007	2006
Service cost	$9.4	$8.6	$1.2	$1.2
Interest cost	24.4	23.2	5.8	5.4
Expected return on plan assets	(37.2)	(33.6)	(3.8)	(3.0)
Amortization of net loss	1.2	3.2	1.0	1.0
Curtailment	0.2	—	—	—
Amortization of prior service cost (benefit)	0.4	0.4	(3.8)	(4.0)

Net pension (income) expense	$(1.6)	$1.8	$0.4	$0.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Contingencies

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material on an annual or periodic basis. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three and six months ended December 31, 2007 or 2006. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2007 was $5.2 million. The estimated range at December 31, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.2 million and $8.7 million.

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

Guarantees/Indemnification Obligations

In connection with the divestitures of several previously owned companies, Carpenter undertook certain indemnification obligations as part of the definitive agreements for sale of those businesses. The indemnification obligations relate to Carpenter’s covenants, representations and warranties under the sale agreements, potential liability for operations of the businesses prior to the sale and other similar matters. The indemnification obligations are subject to conditions and limitations that are normal in agreements of this type. Further, certain of the indemnification obligations may be limited or barred by a monetary cap or a time limitation. However, other indemnifications are not subject to a monetary cap, therefore, we are unable to estimate the maximum potential future liability under the indemnity provisions of these agreements. The obligation to provide indemnification will normally arise only after the indemnified party makes a claim subject to review by Carpenter and in compliance with applicable procedures with respect to the method and timeliness of notice. Recourse may be available in limited situations against third parties from which Carpenter purchased the businesses. As of December 31, 2007 and June 30, 2007, we recorded a reserve of approximately $2.0 million related to these indemnifications.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also engaged a new licensed U.S. customs broker and suspended the filing of any new duty drawback claims until the investigation can be concluded. The Company intends to cooperate fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, the Company’s internal review is not complete due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $4.6 million to Cost of Sales during the first quarter of fiscal 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents the Company’s current best estimate of probable loss. No additional charges were recorded in the second quarter of fiscal 2008. As a result of the Company’s internal review, the Company has made payments of $0.7 million to U.S. Customs through December 31, 2007 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the reserve recorded of $4.2 million appears adequate.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

believes that the total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows over the long-term. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

9.	Common Stock in Treasury

In December 2007, the Company’s Board of Directors authorized a new share repurchase program as a result of the completion of the purchases of the previously authorized $250.0 million share repurchase program. The new program authorizes the purchase of up to $250.0 million of the Company’s outstanding common stock. According to the terms of the new share repurchase program, purchases will be funded with available cash and made from time to time in either the open market or through private transactions. The timing or amount of the shares to be repurchased cannot be assured. During the six months ended December 31, 2007, Carpenter purchased 3,683,903 of its common stock on the open market for $225.8 million.

The following is a summary of shares purchased during the six months ended December 31, 2007 under the respective share repurchase programs:

Date Authorized by the Board of Directors	Total Authorized	Shares Purchased	Cost of Shares Purchased	Authorized Amount Remaining Available for Future Purchases as of December 31, 2007
September 2006	$250.0	3,622,870	$221.2	—
December 2007	$250.0	61,033	4.6	$245.4

		3,683,903	$225.8	$245.4

10.	Other Income

Other income, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Continued Dumping and Subsidy Offset Act receipt	$(8.2)	$(6.4)	$(8.2)	$(6.4)
Interest income	(4.5)	(5.1)	(10.3)	(10.4)
Increase in equity in minority interests of unconsolidated subsidiaries	(0.3)	(0.3)	(0.5)	(0.7)
Foreign exchange loss	0.4	0.5	0.5	0.3
Other expense (income)	0.5	(0.5)	—	(0.6)

	$(12.1)	$(11.8)	$(18.5)	$(17.8)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

As required, the Company adopted FIN 48 on July 1, 2007 which resulted in the Company recognizing a $3.7 million increase in liabilities related to liabilities for unrecognized tax benefits, and a $1.9 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $1.8 million. The Company’s total liabilities for unrecognized tax benefits at the date of adoption were $20.2 million, which included $1.8 million of accrued interest and penalties. For the three months ended December 31, 2007, the Company’s income tax provision included $0.1 million of benefit for changes in uncertain tax positions taken in prior years. The Company anticipates that the amount of unrecognized tax benefits may change in the next twelve months. However, due to uncertainties in timing, it is not reasonably possible to estimate a range of possible change.

It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the six months ended December 31, 2007, we accrued interest of $0.4 million.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized at December 31, 2007, would affect the Company’s effective tax rate was approximately $9.2 million. At this time, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2004
States:
Pennsylvania	2003
California	2006
Illinois	2005

Foreign:
Belgium	2004
Mexico	2002

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Business Segments

As a result of the Company’s pending divestiture of the ceramics operations, we now have two continuing operations reportable business segments: Premium Alloys Operations and Advanced Metals Operations.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers.

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2007	2006	2007	2006
Net sales:
Advanced Metals Operations	$313.4	$311.5	$635.7	$601.8
Premium Alloys Operations	132.7	106.0	261.9	192.9
Other	3.6	3.8	6.8	7.3
Intersegment	(3.3)	(0.5)	(6.7)	(1.2)

Consolidated net sales	$446.4	$420.8	$897.7	$800.8

Operating income:
Advanced Metals Operations	$44.5	$41.3	$93.4	$82.0
Premium Alloys Operations	39.6	22.9	76.1	54.1
Other	1.0	1.1	1.7	2.0
Corporate costs	(10.7)	(10.1)	(19.8)	(18.0)
Pension earnings, interest & deferrals	6.0	3.6	12.0	7.2
Intersegment	0.1	0.2	—	0.3

Consolidated operating income	$80.5	$59.0	$163.4	$127.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. As a result of the pending divestiture of our ceramic operations discussed below, we now have two reportable business segments: Premium Alloys Operations and Advanced Metals Operations, which are discussed later below. As part of our overall business strategy, we expect to continue to seek and consider opportunities related to strategic divestitures, acquisitions, and collaborative arrangements.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, under Item 8 thereof. Our discussions here focus on our results during or as of the three and six month periods ended December 31, 2007 and the comparable periods of fiscal 2007 (the three and six month periods ended December 31, 2006), and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information since that time that have not previously been reported. These discussions should be read in conjunction with that Form 10-K for detailed background information.

Impact of Raw Material Surcharges and Product Mix

Increases in the cost of raw materials have impacted our operations over the past few years. We, and others in our industry, generally have been able to pass these cost increases on certain materials through to our customers using surcharges which are structured to recover increases in raw material costs. In the last several years, as raw material prices have escalated, surcharges have become an increasingly significant component of our net sales, which had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion. Generally, the formula used to calculate the surcharge is based on prices quoted on the London Metal Exchange (“LME”) for the previous month for the respective raw materials, which creates a lag between the raw materials price change on the LME and our corresponding surcharges on sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales.

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

Discontinued Operations

On December 21, 2007, we announced that we had entered into a definitive agreement to sell our ceramics operations to Morgan Crucible Company plc, a U.K. based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The closing of the transaction is subject to the completion of certain customary governmental approvals and other contingencies and is expected to occur during the third quarter of fiscal 2008. The total expected pre-tax proceeds from the sale, subject to a working capital adjustment, are $147 million.

Results of Operations – Three Months Ended December 31, 2007 vs. Three Months Ended December 31, 2006

Unless specifically stated otherwise, all discussion of the results of operations reflect the Company’s continuing operations.

Operating Performance Overview

For the fiscal quarter ended December 31, 2007, we reported net income of $57.7 million or $1.17 per diluted share. This was a 27 percent increase as compared with net income for the same period a year ago. Our results reflected strong growth in the energy end-use market coupled with increased international demand for our products.

Net Sales

Net sales for the three months ended December 31, 2007 were $446.4 million, which was a 6 percent increase over the same period a year ago. Adjusted for surcharge revenue, sales decreased 1 percent. Total volume declined by 9 percent during the fiscal quarter ended December 31, 2007 from the second quarter a year ago. Carpenter’s Premium Alloys Operations generated a 15 percent increase in pounds shipped largely due to demand from the energy market. More than offsetting this increase was a 13 percent decline in pounds shipped by the Advanced Metals Operations partly due to lower priced stainless material sold through distributors.

Geographically, sales outside the United States increased 33 percent from a year ago to $152.0 million. International sales represented 34 percent of total sales for the three months ended December 31, 2007 compared to 27 percent for the three months ended December 31, 2006. The increase primarily reflected increased sales in Europe which benefited from growth with key customers in aerospace, strong demand from the energy market and higher sales to the automotive and consumer markets.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for the Company’s estimated sales by end-use markets:

	Three Months Ended December 31,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2007	2006
Aerospace	$171.4	$160.9	$10.5	7%
Industrial	97.6	95.2	2.4	3
Energy	57.1	36.8	20.3	55
Automotive	48.8	54.6	(5.8)	(11)
Consumer	44.5	45.5	(1.0)	(2)
Medical	27.0	27.8	(0.8)	(3)

Total net sales	$446.4	$420.8	$25.6	6%

The following table includes comparative information for the Company’s estimated sales by end-use markets excluding surcharge revenues:

	Three Months Ended December 31,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2007	2006
Aerospace	$124.6	$129.4	$(4.8)	(4)%
Industrial	62.0	66.7	(4.7)	(7)
Energy	44.5	27.0	17.5	65
Automotive	34.5	38.6	(4.1)	(11)
Consumer	29.4	31.4	(2.0)	(6)
Medical	22.8	27.7	(4.9)	(18)

Total net sales excluding surcharge revenues	$317.8	$320.8	$(3.0)	(1)%

Sales to the aerospace market increased 7 percent from the second quarter a year ago to $171.4 million. Excluding surcharge revenue, sales declined approximately 4 percent from the second quarter a year ago. Reduced sales of material used in the manufacture of fasteners and the loss of business with a key customer who is now sourcing some of its requirements internally from a recently acquired subsidiary have adversely impacted sales.

Industrial market sales increased 3 percent from the second quarter a year ago to $97.6 million. Adjusted for surcharge revenue, sales decreased approximately 7 percent. The decrease during the quarter ended December 31, 2007 reflected lower demand for material used in the manufacture of semiconductor equipment as well as valves and fittings.

Sales to the energy market of $57.1 million reflected a 55 percent increase from the second quarter of fiscal 2007. Excluding surcharge revenue, sales increased 65 percent from a year ago. Energy market sales were strong in both the oil and gas and power generation segments compared to the same quarter a year ago. The overall increase reflected strong demand for industrial gas turbines, particularly within the international market and continued acceptance of the Company’s broad product portfolio of high-strength and corrosion-resistant materials.

Automotive and truck market sales decreased 11 percent from the second quarter a year ago to $48.8 million. Excluding surcharge revenue, sales decreased 11 percent. Lower domestic production and inventory supply chain adjustments contributed to the decline.

Sales to the consumer market decreased 2 percent to $44.5 million from a year ago. Adjusted for surcharge revenue, sales decreased 6 percent. Lower shipments to manufacturers serving the housing market were partially offset by higher sales to the electronics market.

Sales to the medical market decreased 3 percent to $27.0 million from a year ago. Adjusted for surcharge revenue, sales decreased 18 percent. An increase in pounds shipped was more than offset by an unfavorable shift in product mix and lower selling prices for titanium materials.

Sales by Product Class

The table below includes comparative information for the Company’s sales by major product class:

	Three Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2007	2006
Special alloys	$238.5	$196.3	$42.2	21%
Stainless steels	147.6	155.5	(7.9)	(5)
Titanium products	38.6	48.9	(10.3)	(21)
Tools and other steels	16.6	14.0	2.6	19
Other materials	5.1	6.1	(1.0)	(16)

Total net sales	$446.4	$420.8	$25.6	6%

The table below includes comparative information for the Company’s sales by major product class excluding surcharge revenues:

	Three Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2007	2006
Special alloys	$156.1	$137.0	$19.1	14%
Stainless steels	102.1	115.3	(13.2)	(11)
Titanium products	38.6	48.9	(10.3)	(21)
Tools and other steels	15.9	13.5	2.4	18
Other materials	5.1	6.1	(1.0)	(16)

Total net sales excluding surcharge revenues	$317.8	$320.8	$(3.0)	(1)%

Sales of special alloys products increased 21 percent from a year ago to $238.5 million. Adjusted for surcharge revenue, sales increased 14 percent. The sales increase principally reflected the growth that we have experienced in our energy end-use market as a result of increased oil exploration activity, coupled with more demanding material requirements that has fueled strong growth for our portfolio of special alloy products, particularly in Europe and Asia.

Sales of stainless steels decreased 5 percent from a year ago to $147.6 million. Excluding surcharge revenue, sales decreased 11 percent. The decrease resulted primarily from reduced shipments of lower value materials sold through distributors.

Sales of titanium products decreased 21 percent from a year ago to $38.6 million. The decrease is primarily a result of reduced shipments of titanium coil used to make fasteners for the aerospace industry, as compared with the second quarter a year ago. The reduced shipments in the current year reflected a combination of lean inventory initiatives in the European supply chain and a rebalancing of inventory levels at several domestic fastener manufacturers.

Gross Profit

Our gross profit in the second quarter increased 29 percent to $117.4 million, or 26.3 percent of net sales, as compared with $91.1 million, or 21.7 percent of net sales, in the same quarter a year ago. The higher gross profit reflected the increased sales of higher value materials, pricing actions, and the difference in the lag effect of the Company’s surcharge mechanism.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a one month lag effect. While the surcharge protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the three months ended December 31:

	Three Months Ended December 31,
(in millions)	2007	2006
Net sales	$446.4	$420.8
Less: surcharge revenues	128.6	100.0

Net sales excluding surcharges	$317.8	$320.8

Gross profit	$117.4	$91.1

Gross margin	26.3%	21.7%

Gross margin excluding dilutive effect of surcharges	36.9%	28.4%

We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month using the previous month’s raw material prices, positively impacted gross margin by approximately 120 basis points during the quarter ended December 31, 2007, and negatively impacted gross margin by approximately 450 basis points during the prior year’s quarter.

After considering the dilutive effect of surcharges as well as the lag effect of the surcharge mechanism, the higher gross margin reflected a richer product mix and higher pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $36.9 million were 8.3 percent of net sales as compared with $32.1 million or 7.6 percent of net sales in the same quarter a year ago. The second quarter of fiscal 2007 included $3.6 million of executive separation obligations. The increase in the second quarter of fiscal 2008 is primarily attributable to higher accruals for our performance based variable compensation as well as personnel and other costs associated with driving the Company’s future growth initiatives.

Interest Expense

Interest expense for the quarter was $5.3 million, as compared with $5.7 million in the same quarter in the prior year.

Other income

Other income for the recent second quarter was $12.1 million as compared with $11.8 million in the second quarter a year ago. The increase is primarily due to increased distributions received by the Company in fiscal 2008 under the Continued Dumping and Subsidy Offset Act (‘the Act”) which was offset by unfavorable changes in values of securities underlying certain Company owned officers life insurance policies. We currently believe that there will be no future distributions under the Act.

Income taxes

Our tax provision in the recent second quarter was $29.6 million, or 33.9 percent of pre-tax income, versus $19.5 million, or 30.0 percent, in the same quarter a year ago. The tax provision for the quarter ended December 31, 2006 was favorably impacted by adjustments of $1.0 million due to Congress’s retroactive extension of the Federal research and development tax credit and $1.4 million due to a favorable settlement of a state tax audit.

Discontinued Operations

Income from discontinued operations before income taxes for the second quarter of fiscal 2008 was $2.7 million as compared with $3.6 million in the second quarter a year ago. An increase in net sales and related gross profit was offset by charges recorded in the second quarter of fiscal 2008 as a result of certain divestiture related professional fees and employee severance costs totaling $2.1 million. The income tax expense related to discontinued operations in the second quarter of fiscal 2008 was unfavorably impacted by a deferred tax adjustment of $3.3 million resulting from differences between the financial and tax bases in the underlying business units.

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

Net sales for the quarter ended December 31, 2007 for the AMO segment were $313.4 million, as compared with $311.5 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 5 percent from a year ago. The decrease reflected decreases in pounds shipped as a result of the slowdown in the automotive and consumer market and overall reductions in lower value materials sold through distributors.

Operating income for the AMO segment was $44.5 million or 14 percent of net sales (20 percent of net sales excluding surcharge revenues) in the recent second quarter, as compared with $41.3 million or 13 percent of net sales (17 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The increase in operating income primarily reflected a richer product mix and the positive impact of the lag effect in the current year.

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

Net sales for the quarter ended December 31, 2007 for the PAO segment were $132.7 million, as compared with $106.0 million in the same quarter a year ago. Excluding surcharge revenues, net sales increased 15 percent from a year ago. The increase was largely driven by our growth with key customers and strong international demand in the energy market particularly in Europe and Asia.

Operating income for the PAO segment was $39.6 million or 30 percent of net sales (42 percent of net sales excluding surcharge revenues) in the recent second quarter, compared with $22.9 million or 22 percent of net sales (28 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The increase in operating income reflected strong growth achieved in the energy market and a positive lag effect comparison.

Results of Operations – Six Months Ended December 31, 2007 vs. Six Months Ended December 31, 2006

Unless specifically stated otherwise, all discussion of the results of operations reflect the Company’s continuing operations.

Operating Performance Overview

For the six months ended December 31, 2007, we reported net income of $113.7 million or $2.27 per diluted share. This was a 15 percent increase as compared with net income for the same period a year ago. Our results reflected a richer product mix and growth in the energy market coupled with increased international demand for our products.

Net Sales

Net sales for the six months ended December 31, 2007 were $897.7 million, which was a 12 percent increase as compared with the same period a year ago. Adjusted for surcharge revenue, sales increased 1 percent. Total volume declined by 9 percent primarily due to a reduction in the shipment of lower priced stainless material.

Geographically, sales outside the United States increased 32 percent from a year ago to $300.0 million. International sales represented 33 percent of total sales for the six months ended December 31, 2007 as compared with 28 percent for the prior year period, primarily reflecting increased sales to the Company’s customers in the energy end-use market.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for the Company’s estimated sales by end-use markets:

	Six Months Ended December 31,		$	%
($ in millions)	2007	2006	Increase	Increase
Aerospace	$334.8	$310.4	$24.4	8%
Industrial	200.9	184.4	16.5	9
Energy	107.9	60.7	47.2	78
Automotive	107.7	103.2	4.5	4
Consumer	87.7	86.5	1.2	1
Medical	58.7	55.6	3.1	6

Total net sales	$897.7	$800.8	$96.9	12%

The following table includes comparative information for the Company’s estimated sales by end-use markets excluding surcharge revenues:

	Six Months Ended December 31,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2007	2006
Aerospace	$240.7	$253.1	$(12.4)	(5)%
Industrial	126.5	133.0	(6.5)	(5)
Energy	83.3	45.5	37.8	83
Automotive	73.5	75.8	(2.3)	(3)
Consumer	57.7	61.8	(4.1)	(7)
Medical	49.9	53.6	(3.7)	(7)

Total net sales excluding surcharge revenues	$631.6	$622.8	$8.8	1%

Sales to the aerospace market increased 8 percent as compared with the same period a year ago to $334.8 million. Excluding surcharge revenue, sales declined approximately 5 percent from a year ago. Reduced sales of material used in the manufacture of fasteners and a decline in shipments to a customer that is now procuring some of its aerospace needs internally from a recently acquired subsidiary contributed to the decline.

Industrial market sales increased 9 percent as compared with the same period a year ago to $200.9 million. Adjusted for surcharge revenue, sales decreased approximately 5 percent. During the six months ended December 31, 2007, the Company benefited from increased sales of higher value materials used in capital equipment. The increase was more than offset by lower demand for material used in the manufacture of semiconductor equipment as well as reduced shipments of lower value materials sold through distributors.

Sales to the energy market of $107.9 million reflected a 78 percent increase as compared with the same period of fiscal 2007. Excluding surcharge revenue, sales increased 83 percent from a year ago. The Company’s broad product portfolio of high strength corrosion resistant materials has allowed it to gain strong acceptance among customers. Growth with key customers and strong international demand helped drive the increase in energy sales.

Automotive and truck market sales grew 4 percent as compared with the same period a year ago to $107.7 million. Excluding surcharge revenue, sales decreased 3 percent as compared with the same period a year ago. This decrease was due to lower automotive production levels and a decision not to participate in certain marginally profitable business.

Sales to the consumer market increased 1 percent to $87.7 million as compared with the same period a year ago. Adjusted for surcharge revenue, sales decreased 7 percent. Increased sales to the sporting goods and electronics sectors were offset by decreased sales of materials used in the housing and construction sector.

Sales to the medical market increased 6 percent to $58.7 million as compared with the same period a year ago. Adjusted for surcharge revenue, sales decreased 7 percent. The decrease reflects an unfavorable shift in product mix and lower selling prices for titanium products.

Sales by Product Class

The table below includes comparative information for the Company’s sales by major product class:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2007	2006
Special alloys	$466.1	$365.2	$100.9	28%
Stainless steels	308.9	299.5	9.4	3
Titanium products	81.1	97.0	(15.9)	(16)
Tools and other steels	32.0	27.2	4.8	18
Other materials	9.6	11.9	(2.3)	(19)

Total net sales	$897.7	$800.8	$96.9	12%

The table below includes comparative information for the Company’s sales by major product class excluding surcharge revenues:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2007	2006
Special alloys	$299.3	$260.6	$38.7	15%
Stainless steels	211.1	227.2	(16.1)	(7)
Titanium products	81.1	97.0	(15.9)	(16)
Tools and other steels	30.5	26.1	4.4	17
Other materials	9.6	11.9	(2.3)	(19)

Total net sales excluding surcharge revenues	$631.6	$622.8	$8.8	1%

Sales of special alloys products increased 28 percent as compared with the same period a year ago to $466.1 million. Adjusted for surcharge revenues, sales increased 15 percent. The increase principally reflected the growth that we have experienced in our energy end-use market as a result of increased oil exploration activity, coupled with more demanding material requirements that has fueled strong growth for our portfolio of special alloy products, particularly in Europe and Asia.

Sales of stainless steels increased 3 percent as compared with the same period a year ago to $308.9 million. Excluding surcharge revenues, sales decreased 7 percent. The decrease resulted primarily from reduced shipments of lower value materials sold through distributors.

Sales of titanium products decreased 16 percent as compared with the same period a year ago to $81.1 million. The decrease is primarily a result of reduced shipments of titanium coil used to make fasteners for the aerospace industry compared to the same quarter a year ago.

Gross Profit

Our gross profit for the six months ended December 31, 2007 increased 24 percent to $233.8 million, or 26.0 percent of net sales, from $188.3 million, or 23.5 percent of net sales, in the same period a year ago. The higher gross profit reflected the increased sales of higher value materials, pricing actions, and the lag effect in the Company’s surcharge mechanism.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a one month lag effect. While the surcharge protects the absolute gross profit dollars, it has a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the six months ended December 31:

	Six Months Ended December 31,
(in millions)	2007	2006
Net sales	$897.7	$800.8
Less: surcharge revenues	266.1	178.0

Net sales excluding surcharges	$631.6	$622.8

Gross profit	$233.8	$188.3

Gross margin	26.0%	23.5%

Gross margin excluding dilutive effect of surcharges	37.0%	30.2%

We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month using the previous month’s raw material prices, positively impacted gross margin by approximately 120 basis points during the six months ended December 31, 2007, and negatively impacted gross margin by approximately 190 basis points during the same period in the prior year.

Gross profit in the six months ended December 31, 2007 was negatively impacted as a result of the $4.6 million reserve we recorded with respect to the duty drawback claims discussed below.

After considering the dilutive effect of surcharges and the duty drawback reserve, the underlying improvement in gross profit and gross margin was largely driven by a richer product mix and higher base selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $70.4 million were 7.8 percent of net sales as compared with $60.7 million or 7.6 percent of net sales in the same period a year ago. The six months ended December 31, 2006 included $3.6 million of executive separation obligations, $1.6 million of costs associated with the review of an acquisition and $0.8 from executive recruitment fees. The increase in the six months ended December 31, 2007 is primarily attributable to higher accruals for our performance based variable compensation as well as increased personnel and other costs associated with driving the Company’s future growth initiatives.

Interest Expense

Interest expense for the six months ended December 31, 2007 was $10.8 million, compared with $11.4 million in the same period in the prior year.

Other income

Other income for the recent six months ended December 31, 2007 was $18.5 million as compared with $17.8 million in the same period a year ago. The increase is primarily due to increased distributions received by the Company in fiscal 2008 under the Continued Dumping and Subsidy Offset Act (‘the Act”) which was offset by unfavorable changes in values of securities underlying certain Company owned officers life insurance policies. We currently believe that there will be no future distributions under the Act.

Income taxes

Our tax provision in the six months ended December 31, 2007 was $57.5 million, or 33.6 percent of pre-tax income, versus $40.1 million, or 29.9 percent, in the same period a year ago. The tax provision for the six months ended December 31, 2006 was favorably impacted by a $4.0 million benefit related to the reversal of certain deferred tax valuation allowances as well as a $1.4 million benefit related to a favorable settlement of a state tax audit and a benefit of $1.0 million due to U.S. Congress’ retroactive extension of the Federal research and development tax credits.

Discontinued Operations

Income from discontinued operations for the six months ended December 31, 2007 was $5.4 million as compared with $7.8 million in the second quarter a year ago. The six months ended December 31, 2007 included certain divestiture related professional fees and employee severance costs totaling $2.1 million. The income tax expense related to discontinued operations in the second quarter of fiscal 2008 was unfavorably impacted by a deferred tax adjustment of $3.3 million resulting from the differences between the financial and tax bases in the underlying business units.

Business Segment Results:

Advanced Metals Operations Segment

Net sales for the six months ended December 31, 2007 for the AMO segment were $635.7 million, as compared with $601.8 million in the same period a year ago. Excluding surcharge revenues, net sales decreased 4 percent from a year ago. The decrease reflected decreases in pounds shipped as a result of the slowdown in the automotive and consumer market as well as a reduction in sales of materials used in the manufacture of fasteners by the aerospace end-use market. These decreases were offset in part by price increases and improvements to the overall product mix as the largest volume decreases related to lower value material.

Operating income for the AMO segment was $93.4 million or 15 percent of net sales (21 percent of net sales excluding surcharge revenues) in the six months ended December 31, 2007, as compared with $82.0 million or 14 percent of net sales (17 percent of net sales excluding surcharge revenues) in the same period a year ago. The increase in operating income reflected a richer product mix and the positive impact of the lag effect in the current year.

Premium Alloys Operations Segment

Net sales for the six months ended December 31, 2007 for the PAO segment were $261.9 million as compared with $192.9 million in the same period a year ago. Excluding surcharge revenues, net sales increased 22 percent from a year ago. The increase was largely driven by the growth with key customers and strong international demand in the energy market.

Operating income for the PAO segment was $76.1 million or 29 percent of net sales (42 percent of net sales excluding surcharge revenues) in the six months ended December 31, 2007 as compared with $54.1 million or 28 percent of net sales (36 percent of net sales excluding surcharge revenues) in the same period a year ago. The increase in operating income reflected strong growth achieved in the energy market and a positive lag effect comparison.

Liquidity and Financial Condition:

We believe that our cash, cash equivalents and marketable securities of approximately $461.4 million as of December 31, 2007, together with cash generated from operations and available borrowing capacity under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, and other obligations for the foreseeable future.

During the six months ended December 31, 2007, our free cash flow, as defined on page 32, was $24.1 million as compared to $81.2 million for the same period a year ago. This reduction reflected the decrease in cash provided from operating activities and the increases in capital expenditures during the first quarter of fiscal 2008.

Cash provided from operating activities was $80.5 million for the six months ended December 31, 2007. For the same period last year, cash provided from operating activities was $107.8 million. This overall decrease reflected an increase in earnings for the period that was more than offset by the higher net working capital, due to higher inventory levels.

Capital expenditures for plant, equipment and software were $42.8 million for the six months ended December 31, 2007 as compared with $14.6 million for the same period a year ago. The Company plans to invest approximately $125 million in capital expenditures in fiscal 2008. The significant projects comprising the capital expenditures are the costs associated with the expansion of our premium melt facilities and the costs associated with upgrades to our hot rolling facilities.

Dividends were $14.9 million for the six months ended December 31, 2007 as compared with $12.2 million in the same period last year last year. The Company paid quarterly cash dividends of $0.15 per share of common stock on September 7, 2007 to stockholders of record on September 4, 2007 and $0.15 per share of common stock on December 6, 2007 to stockholders of record on October 30, 2007.

During the six months ended December 31, 2007, we used $225.8 million to purchase 3,683,903 shares of our common stock pursuant to the terms of a share repurchase program authorized by the Company’s Board of Directors. In December 2007, the Company’s Board of Directors authorized a new share repurchase program as a result of the completion of the purchases of the previously authorized $250.0 share repurchase program. The new share repurchase program authorizes the purchase, under certain conditions, of up to $250 million of the Company’s common stock. As of December 31, 2007, $245.4 million remains available for future purchases pursuant to the terms of the share repurchase program.

Non-GAAP Selected Financial Measures:

The following provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Sales Excluding Surcharges

This quarterly report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. The Company provided this additional financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period. See pages 23 and 29 for a reconciliation of net sales excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this quarterly report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
(in millions)	2007	2006
Net cash provided from operating activities	$80.5	$107.8
Purchases of property, equipment and software	(42.8)	(14.6)
Proceeds from disposals of property and equipment	1.3	0.2
Dividends paid	(14.9)	(12.2)

Free cash flow	$24.1	$81.2

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

Contingencies:

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material on an annual or periodic basis. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three and six months ended December 31, 2007 or 2006. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2007 was $5.2 million. The estimated range at December 31, 2007 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.2 million and $8.7 million.

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

The Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also engaged a new licensed U.S. customs broker and suspended the filing of any new duty drawback claims until the investigation can be concluded. The Company intends to cooperate fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, the Company’s internal review is not complete due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $4.6 million to Cost of Sales during the first quarter of fiscal 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents the Company’s current best estimate of probable loss. No additional charges were recorded in the second quarter of fiscal 2008. As a result of the Company’s internal review, the Company made payments of $0.7 million to U.S. Customs through December 31, 2007 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the reserve recorded of $4.2 million appears adequate.

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

Critical Accounting Policies and Estimates:

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the second quarter of the current fiscal year, the effect of the decrease in raw material costs on our LIFO inventory valuation method resulted in a decrease of cost of sales of $33.8 million.

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

Recent Accounting Pronouncements:

During the quarter ended December 31, 2007, as required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective as of the beginning of the Company’s 2008 fiscal year, with adoption treated as a cumulative-effect type reduction to beginning retained earnings of $1.8 million. Upon adoption of FIN 48, the Company made an accounting policy election to classify interest and penalties on estimated liabilities for uncertain tax positions as components of the provision for income taxes.

Outlook:

As we look at the second half of our fiscal year, we remain on track for another record year. Our third quarter of fiscal 2008 performance might not surpass the record third quarter results of a year ago due to softening U.S. economic conditions. While we expect continued strength in energy market sales and resumption of growth in the aerospace market for the third quarter, sales to our other end-use markets could offset this growth. We expect that aerospace sales in the second half of fiscal 2008 will begin to more closely reflect the scheduled increase in projected commercial jet deliveries.

We expect that our fourth quarter of fiscal 2008 will show year over year improvement as increasing momentum in aerospace and solid demand in energy should more than offset any weaknesses in our economically sensitive businesses. We expect that free cash flow will be approximately $100 million in fiscal 2008.

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our current expectations concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. These unknown risks and uncertainties include but are not limited to: 1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 2) our ability to achieve cost savings, productivity improvements or process changes; 3) our ability to recoup increases in the costs of energy and raw materials or other factors; 4) domestic and foreign excess manufacturing capacity for certain products; 5) fluctuations in currency exchange rates; 6) the degree of success of government trade actions; 7) the valuation of the assets and liabilities in our pension trusts and changes to regulations related to pension plan funding requirements; 8) possible labor disputes or work stoppages; 9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; 10) the ability to successfully acquire and integrate acquisitions; 11) the ability to implement and manage material capital expansion projects in a timely manner; 12) the closing of the pending sale of our ceramics operations; and other factors described in our other filings with the Securities and Exchange Commission. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our marketable securities currently include auction rate securities and variable rate demand notes. The securities are collateralized by various municipal obligations. We do not believe that any of our marketable securities are currently at risk. We have not experienced any failed auctions and have no current indications that the securities we hold may be impaired or may be difficult to liquidate at their current value. However, volatility in the credit markets could impact our ability to liquidate these investments or cause the fair value of the securities to be impaired. If liquidity of the securities becomes prohibitive, we may be forced to hold the securities until maturity or until conditions improve which could be as long as 30 years. If the fair value of the securities deteriorates, we would be required to adjust the carrying value of the securities.

We use derivative instruments to reduce certain types of financial risks. Raw material cost fluctuations are normally offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material cost increases. We reduce this risk on certain raw materials by entering into commodity forward contracts, which are effective hedges of the risk, on these firm sales contracts.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2007 annual report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on December 31, 2007, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (c) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business. We are not aware of any material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets (3) includes a governmental authority as a party and (4) involves potential monetary sanctions in excess of $100,000.

Item 1A.	Risk Factors

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors from those included in Part 1, Item 1A of our annual report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities

The following table contains information about purchases by us of our common stock during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2007	412,298	$64.29	412,074	$36.9
November 1-30, 2007	465,338	$69.36	464,724	$4.7
December 1-31, 2007	124,347	$75.84	123,947	$245.4

Quarter ended December 31, 2007	1,001,983	$68.08	1,000,745	$245.4

(1)	The average price paid per share reflects only the per share prices of the shares purchased on the open market under the terms of the share repurchase program.

In December 2007, the Company’s Board of Directors authorized a new share repurchase program as a result of the completion of the purchase of the previously authorized $250.0 million share repurchase program. The new program authorizes the purchase of up to $250.0 million of the Company’s outstanding common stock. As of December 31, 2007, approximately $245 million of the $250 million remained available for future purchases. According to the terms of the new share repurchase program, purchases will be funded with available cash and made from time to time in either the open market or through private transactions. The timing or amount of the shares to be repurchased cannot be assured. During the quarter ended December 31, 2007, the Company purchased 1,000,745 shares, of which 61,033 shares were purchased pursuant to the terms of the new share repurchase program. The purchases under the programs were made on the open market under the provisions of a Rule 10b5-1 Plan under the Securities and Exchange Act of 1934, as amended.

In addition to purchases under the share repurchase program, we purchased 224 and 614 shares in October 2007 and November 2007, respectively, in connection with the exercise by 1993 Plan and Directors’ Plan participants of their right to elect stock-for-tax withholding whereby employees may surrender a portion of the awarded shares to the Company in order to satisfy individual tax liabilities associated with the vesting of restricted stock awards. We also purchased 400 shares in November 2007 in connection with the forfeitures of certain restricted stock awards.

Item 5.	Other Information

Stock Split

On October 16, 2007, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. The stock split was distributed on November 15, 2007 to stockholders of record at the close of business on November 6, 2007. All share and per share information has been retroactively adjusted and restated to reflect the impact of the split.

Adjustments to Earnings Release Amounts

The financial information reported under Part I, Item 1 of this Form 10-Q contains minor correcting adjustments to the preliminary earnings per share amounts included in our second quarter earnings release on January 29, 2008, which we also filed as an exhibit to our Form 8-K on the same date, relating to earnings per share for continuing operations versus discontinued operations for the six months ended December 31, 2006. The net impact of the correcting adjustments was to reduce basic earnings per share for income from continuing operations by $0.02 per share with a corresponding increase to income from discontinued operations per share. The impact also affected diluted earnings per share by decreasing income from continuing operations by $0.01 per share with a corresponding increase to income from discontinued operations per share. The correcting adjustments had no impact on either the weighted average common shares outstanding or the earnings per share amounts for any other periods reported. Corrected amounts are reported in the financial information included in this Form 10-Q.

Item 6.	Exhibits

10 (W)	Release and Termination of Employment Agreement, signed October 15, 2007, between Dennis M. Oates and the registrant is attached as an Exhibit to this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended.

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: February 1, 2008	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer