Form 10-Q
period 2008-03-31
CARPENTER TECHNOLOGY CORP
filed 2008-05-02
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐    Smaller reporting company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 23, 2008.

Common stock, $5 par value	47,798,273
Class	Number of shares outstanding

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$574.9	$300.8
Marketable securities	25.7	372.7
Accounts receivable, net	263.1	303.2
Inventories	285.7	235.0
Deferred income taxes	13.6	13.3
Other current assets	29.1	30.7

Total current assets	1,192.1	1,255.7
Property, plant and equipment, net	552.7	537.4
Prepaid pension cost	139.5	132.4
Goodwill	40.2	46.4
Trademarks and trade names, net	18.4	19.2
Other assets	43.6	34.6

Total assets	$1,986.5	$2,025.7

LIABILITIES
Current liabilities:
Accounts payable	$171.8	$215.9
Accrued liabilities	142.6	117.1
Current portion of long-term debt	33.0	33.2

Total current liabilities	347.4	366.2
Long-term debt, net of current portion	299.8	299.5
Accrued postretirement benefits	86.5	90.9
Deferred income taxes	137.3	143.5
Other liabilities	77.8	57.9

Total liabilities	948.8	958.0

Contingencies and commitments (see Note 8)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,603,542 at March 31, 2008 and 54,552,244 shares at June 30, 2007; outstanding 48,212,367 at March 31, 2008 and 52,243,542 at June 30, 2007	273.0	272.8
Capital in excess of par value	200.1	191.6
Reinvested earnings	961.1	751.3
Common stock in treasury (6,391,175 shares and 2,308,702 shares at March 31, 2008 and June 30, 2007, respectively), at cost	(318.5)	(65.7)
Accumulated other comprehensive loss	(78.0)	(82.3)

Total stockholders’ equity	1,037.7	1,067.7

Total liabilities and stockholders’ equity	$1,986.5	$2,025.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
NET SALES	$509.8	$516.0	$1,407.4	$1,316.8
Cost of sales	400.5	393.6	1,064.3	1,006.1

Gross profit	109.3	122.4	343.1	310.7

Selling, general and administrative expenses	34.0	29.9	104.4	90.6

Operating income	75.3	92.5	238.7	220.1

Interest expense	5.1	5.7	15.9	17.1
Other income, net	(3.7)	(6.0)	(22.1)	(23.8)

Income before income taxes	73.9	92.8	244.9	226.8
Income tax expense	23.1	28.5	80.5	68.6

Income from continuing operations	50.8	64.3	164.4	158.2

Income from discontinued operations	69.2	2.3	69.3	7.7

NET INCOME	$120.0	$66.6	$233.7	$165.9

EARNINGS PER COMMON SHARE:

Basic:
Income from continuing operations	$1.06	$1.25	$3.34	$3.07

Income from discontinued operations	$1.44	$.05	$1.40	$0.16

Net income	$2.50	$1.30	$4.74	$3.23

Diluted:
Income from continuing operations	$1.05	$1.22	$3.32	$3.00

Income from discontinued operations	$1.44	$.05	$1.40	$0.15

Net income	$2.49	$1.27	$4.72	$3.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.0	51.4	49.3	51.2

Diluted	48.3	52.6	49.6	52.6

Cash dividends per common share	$0.15	$0.1125	$0.45	$0.3375

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$120.0	$66.6	$233.7	$165.9
Net gain (loss) on derivative instruments, net of tax (expense) benefits of ($4.7), ($6.8), $2.4 and ($7.7), respectively	7.4	11.5	(3.7)	13.1
Benefit plan amortization, net of tax of $— and $0.6, respectively	(0.1)	—	(0.9)	—
Pension curtailment, net of tax of ($0.1)	—	—	0.2	—
Foreign currency translation gain	5.1	0.3	8.7	5.0

Comprehensive income	$132.4	$78.4	$238.0	$184.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$233.7	$165.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	37.1	35.8
Deferred income taxes benefit	(0.9)	(8.4)
Net pension (income) expense	(0.8)	3.6
Net (gain) loss on disposals of property and equipment	(1.0)	0.4
Gain on sale of businesses	(101.5)	—
Changes in working capital and other:
Accounts receivable	31.0	(58.1)
Inventories	(58.4)	(32.2)
Other current assets	(5.5)	(6.3)
Accounts payable	(42.3)	63.9
Accrued liabilities	44.6	(16.0)
Other, net	7.5	(1.9)

Net cash provided from operating activities	143.5	146.7

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(72.7)	(27.8)
Proceeds from disposals of property and equipment	1.4	0.2
Acquisition of business	(6.6)	—
Net proceeds from sale of businesses	143.0	—
Purchases of marketable securities	(366.2)	(544.2)
Proceeds from sales of marketable securities	713.2	336.7

Net cash provided from (used for) investing activities	412.1	(235.1)

FINANCING ACTIVITIES:
Payments on long-term debt	(0.2)	(0.2)
Dividends paid	(22.1)	(17.9)
Purchases of treasury stock	(250.8)	(13.9)
Tax benefits on share-based compensation	1.2	4.9
Proceeds from common stock options exercised	0.6	2.7

Net cash used for financing activities	(271.3)	(24.4)

Effect of exchange rate changes on cash and cash equivalents	(10.2)	(4.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	274.1	(117.2)
Cash and cash equivalents at beginning of period	300.8	352.8

Cash and cash equivalents at end of period	$574.9	$235.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2007. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the operating results for any future period.

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

Discontinued Operations

On March 31, 2008, the Company completed the sale of our ceramics operations, which is more fully discussed in Note 2. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for our ceramics businesses have been classified as discontinued operations in the consolidated statements of income for all periods presented. Cash flows related to our ceramics operations have not been separately disclosed.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements related to a company’s use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt the provisions of SFAS 157 effective the first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. The Company is currently evaluating the provisions of SFAS 157 as well as FSF SFAS 157-2.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the provisions of SFAS 161.

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

2.	Divestiture and Acquisition

Divestiture

On March 31, 2008, the Company completed the sale of our ceramics operations to Morgan Crucible Company plc, a U.K. based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The net proceeds from the sale were $143.0 million, which included $144.5 million of sales price net of $1.5 million of deal costs. The selling price is subject to a working capital adjustment, which the Company preliminarily calculated to be $3.1 million, which is included in other current assets in the accompanying consolidated balance sheet as of March 31, 2008. The Company does not have any significant continuing involvement in the operations after the divestiture.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the components of discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Net sales	$26.4	$22.3	$74.7	$67.4

Income before income taxes	$4.0	$3.2	$10.5	$11.1
Income tax expense	3.9	0.9	6.0	3.4

Income from operations of discontinued businesses, net of tax	0.1	2.3	4.5	7.7

Gain on sale of discontinued operations	102.7	—	101.5	—
Income tax expense on gain	33.6	—	36.7	—

Income from discontinued operations, net of tax	$69.2	$2.3	$69.3	$7.7

In accordance with EITF 87-24, the Company has not allocated general corporate overhead charges to the ceramics operations and has elected not to allocate general corporate interest expense.

Acquisition

On March 27, 2008, the Company acquired substantially all the assets of Ultrafine Powder Technology, a manufacturer of fine gas atomized powders used by the metal injection molding industry and other specialty markets located in Woonsocket, RI. The purchase price of $6.6 million was paid in cash at closing. The asset purchase agreement includes a provision for a final working capital adjustment that will be finalized during the Company’s fourth quarter of fiscal 2008. The consideration paid was allocated to $2.1 million of current assets, principally accounts receivable and inventory, $2.9 million of property, plant and equipment, and $0.6 million to accounts payable and accrued expenses. The unallocated purchase price in excess of the fair value of the net assets acquired of $2.2 million is included in other assets as of March 31, 2008. The purchase price allocation is preliminary and final valuations are expected to be completed in the fourth quarter of fiscal 2008.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings Per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the three and nine months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2008	2007	2008	2007
Basic:
Income from continuing operations	$50.8	$64.3	$164.4	$158.2
Dividends accrued on convertible preferred stock, net of tax benefits	—	—	—	(0.7)

Earnings from continuing operations available for common stockholders	$50.8	$64.3	$164.4	$157.5

Weighted average number of common shares outstanding	48.0	51.4	49.3	51.2

Basic earnings from continuing operations per common share	$1.06	$1.25	$3.34	$3.07

Diluted:
Income from continuing operations	$50.8	$64.3	$164.4	$158.2
Assumed shortfall between common and preferred dividend	—	—	—	(0.3)

Earnings from continuing operations available for common stockholders	$50.8	$64.3	$164.4	$157.9

Weighted average number of common shares outstanding	48.0	51.4	49.3	51.2
Assumed conversion of preferred shares	—	1.0	—	1.2
Effect of shares issuable under share based compensation plans	0.3	0.2	0.3	0.2

Adjusted weighted average common shares outstanding	48.3	52.6	49.6	52.6

Diluted earnings from continuing operations per common share	$1.05	$1.22	$3.32	$3.00

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Investments in Marketable Securities

The fair value of the Company’s marketable securities is based on quoted market prices or estimates of fair value as of March 31, 2008 and June 30, 2007. The following is a summary of marketable securities, all of which were classified as available-for-sale as of March 31, 2008 and June 30, 2007:

March 31, 2008

(in millions)	Municipal Bonds	Other	Total
Cost	$23.4	$2.3	$25.7
Unrealized losses	—	—	—

Estimated fair value	$23.4	$2.3	$25.7

June 30, 2007

(in millions)	Municipal Bonds	Other	Total
Cost	$371.5	$1.2	$372.7
Unrealized losses	—	—	—

Estimated fair value	$371.5	$1.2	$372.7

As of March 31, 2008, the Company’s marketable securities included auction rate securities with a par value of $15.8 million. The auction rate securities have historically traded at par and are callable at par at the option of the issuer. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate. In addition, as a result of the failed auctions, in the event we need access to the funds invested in these securities, we would not be able to liquidate these securities until: a future auction of these securities is successful, the securities are refinanced or redeemed by the issuers, or a buyer is found in a secondary market. The Company has the intent and ability to hold these securities until the anticipated recovery period which we believe will be less than twelve months. The auction rate securities are of high credit quality and maintain credit enhancements. We have no reason to believe that any of the underlying issuers of our auction rate securities are currently at risk of default.

For the nine months ended March 31, 2008 and 2007, proceeds from sales of these investments were $713.2 million and $336.7 million, respectively.

5.	Inventories

Inventories consisted of the following components as of March 31, 2008 and June 30, 2007:

(in millions)	March 31, 2008	June 30, 2007
Raw materials and supplies	$41.8	$29.1
Work in process	167.4	138.3
Finished and purchased products	76.5	67.6

Total inventory	$285.7	$235.0

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method. The effect of using the LIFO methodology to value inventory, rather than FIFO, decreased cost of sales by $8.6 million and $56.9 million for the three and nine months ended March 31, 2008, respectively and increased cost of sales by $56.1 million and $135.3 million for the three and nine months ended March 31, 2007, respectively.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2008 and June 30, 2007:

(in millions)	March 31, 2008	June 30, 2007
Income taxes	$38.4	$19.9
Compensation	37.4	37.7
Employee benefits	29.6	30.0
Interest	7.5	5.5
Deferred revenue	7.3	2.1
Derivative financial instruments	3.5	2.1
Taxes, other than income	1.9	4.2
Environmental costs	1.4	1.5
Professional services	0.8	0.8
Other	14.8	13.3

	$142.6	$117.1

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and nine months ended March 31, 2008 and 2007 were as follows:

Three months ended March 31, (in millions)	Pension Plans		Other Postretirement Plans
	2008	2007	2008	2007
Service cost	$4.6	$4.3	$0.6	$0.6
Interest cost	12.1	11.6	2.9	2.7
Expected return on plan assets	(18.0)	(16.8)	(1.9)	(1.5)
Amortization of net loss	1.1	1.6	0.5	0.5
Amortization of prior service cost (benefit)	0.3	0.2	(1.9)	(2.0)

Net pension expense	$0.1	$0.9	$0.2	$0.3

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended March 31, (in millions)	Pension Plans		Other Postretirement Plans
	2008	2007	2008	2007
Service cost	$13.9	$12.9	$1.8	$1.8
Interest cost	36.5	34.8	8.7	8.1
Expected return on plan assets	(55.2)	(50.4)	(5.7)	(4.5)
Amortization of net loss	2.4	4.8	1.5	1.5
Curtailment	0.2	—	—	—
Amortization of prior service cost (benefit)	0.8	0.6	(5.7)	(6.0)

Net pension (income) expense	$(1.4)	$2.7	$0.6	$0.9

As disclosed in Note 2, Carpenter completed the sale of its ceramics operations on March 31, 2008. As a result of Carpenter’s decision to divest of the ceramics operations, Carpenter recognized a curtailment loss of $0.2 million in the second quarter of fiscal 2008 as prescribed under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to certain pension plans due to the significant reduction in the expected aggregate years of future service of the employees of the ceramics operations businesses.

The re-measurement of the pension plans as a result of the curtailment generated an increase in fiscal 2008 annual net periodic benefit cost for pension plans of approximately $2.0 million which is being recognized ratably over the second half of fiscal 2008.

8.	Contingencies

Environmental

Carpenter is subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material on an annual or periodic basis. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three and nine months ended March 31, 2008 or 2007. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2008 was $5.1 million. The estimated range at March 31, 2008 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.1 million and $8.4 million.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of this filing, the Company’s internal review is not complete due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $4.6 million to Cost of Sales during the first quarter of fiscal 2008 and $0.5 million during the third quarter of fiscal 2008. These charges were determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of probable loss. No charges were recorded in the second quarter of fiscal 2008. As a result of the Company’s internal review, the Company has made payments of $1.4 million to U.S. Customs through March 31, 2008 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $4.0 million appears adequate.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Export Regulations Violations

In the third quarter of this year, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce prior to the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not responded to the voluntary disclosure as of this date. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of March 31, 2008.

Other

Carpenter is also defending various routine claims and legal actions that are incidental to its business, and Carpenter is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Carpenter provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on Carpenter’s financial position, results of operations or cash flows over the long-term. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

9.	Common Stock in Treasury

In December 2007, the Company’s Board of Directors authorized a new share repurchase program as a result of the completion of the purchases of the previously authorized $250.0 million share repurchase program. The new program authorizes the purchase of up to $250.0 million of the Company’s outstanding common stock. According to the terms of the new share repurchase program, purchases will be funded with available cash and made from time to time in either the open market or through private transactions. The timing or amount of the shares to be repurchased cannot be assured. During the nine months ended March 31, 2008, Carpenter purchased 4,045,203 of its common stock on the open market for $250.8 million.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of shares purchased during the nine months ended March 31, 2008 under the respective share repurchase programs:

Date Authorized by the Board of Directors	Total Authorized	Shares Purchased	Cost of Shares Purchased	Authorized Amount Remaining Available for Future Purchases as of March 31, 2008
September 2006	$250.0	3,622,870	$221.2	—
December 2007	$250.0	422,333	$29.6	$220.4

		4,045,203	$250.8	$220.4

10.	Other Income

Other income, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Continued Dumping and Subsidy Offset Act receipt	—	—	$(8.2)	$(6.4)
Interest income	(3.3)	(5.3)	(13.7)	(15.8)
Increase in equity in minority interests of unconsolidated subsidiaries	(0.4)	(0.4)	(0.9)	(1.1)
Other expense (income)	—	(0.3)	0.7	(0.5)

	$(3.7)	$(6.0)	$(22.1)	$(23.8)

11.	Income Taxes

The tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

As required, the Company adopted FIN 48 on July 1, 2007 which resulted in the Company recognizing a $3.7 million increase in liabilities related to liabilities for unrecognized tax benefits, and a $1.9 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $1.8 million. The Company’s total liabilities for unrecognized tax benefits at the date of adoption were $20.2 million, which included $1.8 million of accrued interest and penalties. For the three months ended March 31, 2008, the Company’s income tax provision included $0.3 million of benefit for changes in uncertain tax positions taken in prior years.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the nine months ended March 31, 2008, we accrued interest and penalties of $0.5 million.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized at March 31, 2008, would affect the Company’s effective tax rate was approximately $8.8 million. At this time, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2005
States:
Pennsylvania	2003
California	2006
Illinois	2005

Foreign:
Belgium	2004
Mexico	2002

12.	Business Segments

As a result of the Company’s divestiture of the ceramics operations, we now have two continuing operations reportable business segments: Premium Alloys Operations and Advanced Metals Operations.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2008	2007	2008	2007
Net sales:
Advanced Metals Operations	$361.9	$378.4	$997.6	$980.2
Premium Alloys Operations	146.8	134.0	408.7	326.9
Other	3.4	3.7	10.2	11.0
Intersegment	(2.3)	(0.1)	(9.1)	(1.3)

Consolidated net sales	$509.8	$516.0	$1,407.4	$1,316.8

Operating income:
Advanced Metals Operations	$44.9	$65.6	$138.3	$147.6
Premium Alloys Operations	34.3	29.4	110.4	83.5
Other	0.5	0.9	2.3	3.2
Corporate costs	(9.3)	(7.1)	(29.1)	(25.4)
Pension earnings, interest & deferrals	4.9	3.6	16.8	10.8
Intersegment	—	0.1	—	0.4

Consolidated operating income	$75.3	$92.5	$238.7	$220.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals and engineered products. As a result of the divestiture of our ceramic operations discussed below, we now have two reportable business segments: Premium Alloys Operations and Advanced Metals Operations, which are discussed later below. As part of our overall business strategy, we expect to continue to seek and consider opportunities related to strategic divestitures, acquisitions, and collaborative arrangements.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, under Item 8 thereof. Our discussions here focus on our results during or as of the three and nine month periods ended March 31, 2008 and the comparable periods of fiscal 2007 (the three and nine month periods ended March 31, 2007), and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information since that time that have not previously been reported. These discussions should be read in conjunction with that Form 10-K for detailed background information.

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

Discontinued Operations

On March 31, 2008, we completed the sale of our ceramics operations to Morgan Crucible Company plc, a U.K.-based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The net proceeds from the sale were $143.0 million, which included $144.5 million of sales price net of $1.5 million of deal costs. The selling price is subject to a working capital adjustment, which the Company has preliminarily calculated to be $3.1 million, which is included in other current assets in the accompanying consolidated balance sheet as of March 31, 2008. The Company does not have any significant continuing involvement in the operations after the divestiture.

Results of Operations – Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Unless specifically stated otherwise, all discussion of the results of operations reflect the Company’s continuing operations.

Operating Performance Overview

For the fiscal quarter ended March 31, 2008, we reported net income from continuing operations of $50.8 million or $1.05 per diluted share, compared with record net income from continuing operations a year earlier of $64.3 million or $1.22 per diluted share. Our results reflected reduced demand in our economically sensitive industrial, automotive and consumer end-use markets, combined with higher operating costs. Demand in the global energy and aerospace end-use markets was strong in the third quarter.

Net Sales

Net sales for the three months ended March 31, 2008 were $509.8 million, which was a 1 percent decrease over the same period a year ago. Adjusted for surcharge revenue, sales were essentially flat. Overall, pounds shipped were 7 percent below an exceptionally strong third quarter a year ago. Our Premium Alloys Operations generated a 12 percent increase in pounds shipped largely due to strong demand from the global energy and aerospace markets. This increase was more than offset by a 9 percent decline in pounds shipped by our Advanced Metals Operations, due principally to lower demand related to the current weakness in the domestic industrial base.

Geographically, sales outside the United States increased 18 percent from a year ago to a quarterly record of $178.6 million. International sales represented 35 percent of total sales for the three months ended March 31, 2008 compared to 29 percent for the three months ended March 31, 2007. Sales to Europe were particularly strong, increasing 26 percent over last year’s third quarter, driven largely by the aerospace and power generation markets.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended March 31,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$210.6	$189.0	$21.6	11%
Industrial	104.7	128.8	(24.1)	(19)
Energy	57.9	46.4	11.5	25
Automotive	55.1	64.1	(9.0)	(14)
Consumer	46.0	54.2	(8.2)	(15)
Medical	35.5	33.5	2.0	6

Total net sales	$509.8	$516.0	$(6.2)	(1)%

The following table includes comparative information for our estimated sales by end-use markets excluding surcharge revenues:

	Three Months Ended March 31,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$142.9	$134.7	$8.2	6%
Industrial	70.7	84.2	(13.5)	(16)
Energy	42.5	30.7	11.8	38
Automotive	38.3	43.5	(5.2)	(12)
Consumer	31.9	33.3	(1.4)	(4)
Medical	29.4	28.5	0.9	3

Total net sales excluding surcharge revenues	$355.7	$354.9	$0.8	—

Sales to the aerospace market increased 11 percent from the third quarter a year ago to a record $210.6 million. Excluding surcharge revenue, sales increased approximately 6 percent from the third quarter a year ago. The increase was largely driven by higher sales of special alloys used in jet engines and fasteners as well as titanium coil, used in fasteners.

Industrial market sales decreased 19 percent from the third quarter a year ago to $104.7 million. Adjusted for surcharge revenue, sales decreased approximately 16 percent. The decrease during the quarter ended March 31, 2008 reflected lower demand for material used in the manufacture of capital goods as well as valves and fittings.

Sales to the energy market of $57.9 million reflected a 25 percent increase from the third quarter of fiscal 2007. Excluding surcharge revenue, sales increased 38 percent from a year ago. The improvement resulted from strong demand for special alloys used in the manufacture of industrial gas turbines and increased global sales of high-strength corrosion-resistant materials to the oil and gas market.

Automotive and truck market sales decreased 14 percent from the third quarter a year ago to $55.1 million. Excluding surcharge revenue, sales decreased 12 percent. The decrease primarily reflected the general slowdown in the domestic automotive industry.

Sales to the consumer market decreased 15 percent to $46.0 million from a year ago. Adjusted for surcharge revenue, sales decreased 4 percent. This reduction in sales primarily reflected the negative impact on demand for materials used in the housing sector and the weakening domestic economy.

Sales to the medical market increased 6 percent to $35.5 million from a year ago. Adjusted for surcharge revenue, sales increased 3 percent.

Sales by Product Class

The table below includes comparative information for the our sales by major product class:

	Three Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$268.4	$259.0	$9.4	4%
Stainless steels	172.9	188.4	(15.5)	(8)%
Titanium products	48.2	45.3	2.9	6
Tools and other steels	15.4	17.4	(2.0)	(11)
Other materials	4.9	5.9	(1.0)	(17)

Total net sales	$509.8	$516.0	$(6.2)	(1)%

The table below includes comparative information for the our sales by major product class excluding surcharge revenues:

	Three Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$165.7	$154.1	$11.6	8%
Stainless steels	122.1	132.9	(10.8)	(8)
Titanium products	48.2	45.3	2.9	6
Tools and other steels	15.0	16.8	(1.8)	(11)
Other materials	4.7	5.8	(1.1)	(19)

Total net sales excluding surcharge revenues	$355.7	$354.9	$0.8	—

Sales of special alloys products increased 4 percent from a year ago to $268.4 million. Adjusted for surcharge revenue, sales increased 8 percent. The sales increase principally reflected the growth that we have experienced in our energy end-use market as a result of increased oil exploration activity, coupled with more demanding material requirements that has fueled strong growth for our portfolio of special alloy products, particularly in Europe and Asia.

Sales of stainless steels decreased 8 percent from a year ago to $172.9 million. Excluding surcharge revenue, sales also decreased 8 percent. The decrease resulted primarily from reduced shipments of lower value materials sold through distributors.

Sales of titanium products increased 6 percent from a year ago to $48.2 million. The increase is primarily a result of increased shipments of titanium coil used to make fasteners for the aerospace industry, as compared with the third quarter a year ago.

Gross Profit

Our gross profit in the third quarter decreased 11 percent to $109.3 million, or 21.4 percent of net sales, as compared with $122.4 million, or 23.7 percent of net sales, in the same quarter a year ago. The lower gross profit primarily reflected reduced volume against a strong period one year ago and higher operating costs due to production inefficiencies in the quarter, as well as the costs of investments in our manufacturing systems to drive long-term operational effectiveness. These expenses were partially offset by continued favorable mix improvement.

In addition to the impact of the surcharge mechanism that is discussed below, fluctuations in raw material prices combined with fluctuations in inventory levels have impacted our gross profit from quarter to quarter. We estimated that the effect of the raw material fluctuations combined with changes in inventory levels negatively impacted gross profit by $10.7 million when comparing gross profit for the quarter ended March 31, 2008 to the gross profit for the quarter ended March 31, 2007.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a one month lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the three months ended March 31:

	Three Months Ended March 31,
(in millions)	2008	2007
Net sales	$509.8	$516.0
Less: surcharge revenues	154.1	161.1

Net sales excluding surcharges	$355.7	$354.9

Gross profit	$109.3	$122.4

Gross margin	21.4%	23.7%

Gross margin excluding dilutive effect of surcharges	30.7%	34.5%

We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month using the previous month’s raw material prices, negatively impacted gross margin by approximately 10 basis points during the quarter ended March 31, 2008, and negatively impacted gross margin by approximately 70 basis points during the prior year’s quarter.

After considering the dilutive effect of surcharges as well as the lag effect of the surcharge mechanism and other inventory effects, the lower gross margin reflected higher operating costs due to production inefficiencies in the third quarter of this year relative to a year ago, as well as the costs of investments in our manufacturing systems to drive long-term operational effectiveness.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $34.0 million were 6.7 percent of net sales as compared with $29.9 million or 5.8 percent of net sales in the same quarter a year ago. The increase in the third quarter of this year is primarily attributable to investments in systems and resources needed to drive our future growth initiatives.

Interest Expense

Interest expense for the quarter was $5.1 million, as compared with $5.7 million in the same quarter in the prior year.

Other income

Other income for the recent third quarter was $3.7 million as compared with $6.0 million in the third quarter a year ago. The decrease was primarily due to reduced interest income from invested cash as a result of lower interest rates.

Income taxes

Our tax provision in the recent third quarter was $23.1 million, or 31.3 percent of pre-tax income, versus $28.5 million, or 30.7 percent, in the same quarter a year ago. The tax provision for the quarter ended March 31, 2007 was favorably impacted by $2.2 million due to a favorable settlement of a state tax audit.

Discontinued Operations

Income from discontinued operations for the third quarter of this year was $69.2 million as compared with $2.3 million in the third quarter a year ago. On March 31, 2008, we completed the sale of our ceramics operations to Morgan Crucible Company plc, a U.K.-based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The net proceeds from the sale were $143.0 million, which included $144.5 million of sales price net of $1.5 million of deal costs. As a result of the sale, we recorded a pre-tax gain on sale in the quarter ended March 31, 2008 of $102.7 million.

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

Net sales for the quarter ended March 31, 2008 for the AMO segment were $361.9 million, as compared with $378.4 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 1 percent from a year ago. The decrease reflected decreases in pounds shipped as a result of lower demand related to the current weakness in the domestic industrial base.

Operating income for the AMO segment was $44.9 million or 12 percent of net sales (17 percent of net sales excluding surcharge revenues) in the recent third quarter, as compared with $65.6 million or 17 percent of net sales (25 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income reflected a lower gross profit and increases in selling, general and administrative expenses related to investments to drive future growth initiatives that were partially offset by improvements in product mix.

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

Net sales for the quarter ended March 31, 2008 for the PAO segment were $146.8 million, as compared with $134.0 million in the same quarter a year ago. Excluding surcharge revenues, net sales increased 6 percent from a year ago. The increase was largely driven by strong international demand in the global energy end-use market.

Operating income for the PAO segment was $34.3 million or 23 percent of net sales (37 percent of net sales excluding surcharge revenues) in the recent third quarter, compared with $29.4 million or 22 percent of net sales (33 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The increase in operating income reflected strong growth achieved in the global energy market.

Results of Operations – Nine Months Ended March 31, 2008 vs. Nine Months Ended March 31, 2007

Unless specifically stated otherwise, all discussion of the results of operations reflect the Company’s continuing operations.

Operating Performance Overview

For the nine months ended March 31, 2008, we reported net income from operations of $164.4 million or $3.32 per diluted share, reflecting a 4 percent increase as compared with net income from operations for the same period a year ago. Our results reflected strong demand in the energy and aerospace markets, particularly in international markets, which was partially offset by reduced demand in our economically sensitive markets and higher operating costs as a result of operating inefficiencies and investments in future growth initiatives.

Net Sales

Net sales for the nine months ended March 31, 2008 were $1,407.4 million, which was a 7 percent increase as compared with the same period a year ago. Adjusted for surcharge revenue, sales increased 1 percent. The overall increase reflected strong demand in the global energy end-use market being offset by reductions in the economically sensitive industrial, automotive and consumer end-use markets.

Geographically, sales outside the United States increased 26 percent from a year ago to $478.5 million. International sales represented 34 percent of total sales for the nine months ended March 31, 2008 as compared with 29 percent for the prior year period, primarily reflecting increased sales to our customers in the global energy end-use market.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Nine Months Ended March 31,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$545.3	$499.3	$46.0	9%
Industrial	305.6	313.2	(7.6)	(2)
Energy	165.8	107.0	58.8	55
Automotive	162.7	167.4	(4.7)	(3)
Consumer	133.8	140.8	(7.0)	(5)
Medical	94.2	89.1	5.1	6

Total net sales	$1,407.4	$1,316.8	$90.6	7%

The following table includes comparative information for our estimated sales by end-use markets excluding surcharge revenues:
	Nine Months Ended March 31,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$383.6	$387.6	$(4.0)	(1)%
Industrial	197.2	217.3	(20.1)	(9)
Energy	125.8	76.2	49.6	65
Automotive	111.9	119.3	(7.4)	(6)
Consumer	89.5	95.2	(5.7)	(6)
Medical	79.3	82.1	(2.8)	(3)

Total net sales excluding surcharge revenues	$987.3	$977.7	$9.6	1%

Sales to the aerospace market increased 9 percent as compared with the same period a year ago to $545.3 million. Excluding surcharge revenue, sales declined approximately 1 percent from a year ago. Reduced sales of material used in the manufacture of fasteners and a decline in shipments to a customer that is now procuring some of its aerospace needs internally from a recently acquired subsidiary contributed to the decline.

Industrial market sales decreased 2 percent as compared with the same period a year ago to $305.6 million. Adjusted for surcharge revenue, sales decreased approximately 9 percent. During the nine months ended March 31, 2008, the decrease reflected lower demand for material used in the manufacture of valves and fittings as well as reduced shipments of lower value materials sold through distributors.

Sales to the energy market of $165.8 million reflected a 55 percent increase as compared with the same period of fiscal 2007. Excluding surcharge revenue, sales increased 65 percent from a year ago. The Company’s broad product portfolio of high-strength corrosion-resistant materials continues to gain strong acceptance among customers. Strong international demand helped drive the increase in energy sales.

Automotive and truck market sales decreased 3 percent as compared with the same period a year ago to $162.7 million. Excluding surcharge revenue, sales decreased 6 percent as compared with the same period a year ago. This decrease was due to lower automotive production levels as a result of the general slowdown in the domestic automotive industry and decisions not to participate in certain marginally profitable business.

Sales to the consumer market decreased 5 percent to $133.8 million as compared with the same period a year ago. Adjusted for surcharge revenue, sales decreased 6 percent. The decrease reflected the weakening domestic economy and recent reductions in demand for materials used in the housing sector.

Sales to the medical market increased 6 percent to $94.2 million as compared with the same period a year ago. Adjusted for surcharge revenue, sales decreased 3 percent. The decrease reflects an unfavorable shift in product mix and lower selling prices for titanium products.

Sales by Product Class

The table below includes comparative information for the Company’s sales by major product class:

	Nine Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$734.5	$624.3	$110.2	18%
Stainless steels	481.8	487.9	(6.1)	(1)
Titanium products	129.3	142.3	(13.0)	(9)
Tools and other steels	47.4	44.6	2.8	6
Other materials	14.4	17.7	(3.3)	(19)

Total net sales	$1,407.4	$1,316.8	$90.6	7%

The table below includes comparative information for the Company’s sales by major product class excluding surcharge revenues:
	Nine Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$465.0	$414.7	$50.3	12%
Stainless steels	333.2	360.1	(26.9)	(7)
Titanium products	129.3	142.3	(13.0)	(9)
Tools and other steels	45.4	42.9	2.5	6
Other materials	14.4	17.7	(3.3)	(19)

Total net sales excluding surcharge revenues	$987.3	$977.7	$9.6	1%

Sales of special alloys products increased 18 percent as compared with the same period a year ago to $734.5 million. Adjusted for surcharge revenues, sales increased 12 percent. The increase principally reflected the growth that we have experienced in our energy end-use market as a result of increased oil exploration activity, coupled with more demanding material requirements that has fueled strong growth for our portfolio of special alloy products, particularly in Europe and Asia.

Sales of stainless steels decreased 1 percent as compared with the same period a year ago to $481.8 million. Excluding surcharge revenues, sales decreased 7 percent. The decrease resulted primarily from reduced shipments of lower value materials sold through distributors.

Sales of titanium products decreased 9 percent as compared with the same period a year ago to $129.3 million. The decrease is primarily a result of reduced shipments of titanium coil used to make fasteners for the aerospace industry compared to the same period a year ago.

Gross Profit

Our gross profit for the nine months ended March 31, 2008 increased 10 percent to $343.1 million, or 24.4 percent of net sales, from $310.7 million, or 23.6 percent of net sales, in the same period a year ago. The higher gross profit reflected the increased sales of higher value materials and the lag effect in our surcharge mechanism.

In addition to the impact of the surcharge mechanism that is discussed below, fluctuations in raw material prices combined with fluctuations in inventory levels may impact our gross profit. We estimated that the effect of the raw material fluctuations combined with changes in inventory levels during the period negatively impacted gross profit by $2.4 million dollars when comparing gross profit for the nine months ended March 31, 2008 to the same period in the prior year.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a one month lag effect. While the surcharge protects the absolute gross profit dollars, it has a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the nine months ended March 31:

	Nine Months Ended March 31,
(in millions)	2008	2007
Net sales	$1,407.4	$1,316.8
Less: surcharge revenues	420.1	339.1

Net sales excluding surcharges	$987.3	$977.7

Gross profit	$343.1	$310.7

Gross margin	24.4%	23.6%

Gross margin excluding dilutive effect of surcharges	34.8%	31.8%

We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month using the previous month’s raw material prices, positively impacted gross margin by approximately 70 basis points during the nine months ended March 31, 2008, and negatively impacted gross margin by approximately 215 basis points during the same period in the prior year.

Gross profit in the nine months ended March 31, 2008 was negatively impacted as a result of the $5.1 million in charges we recorded with respect to the duty drawback claims discussed below.

After considering the dilutive effect of surcharges, the duty drawback charges and other inventory effects, the underlying improvement in gross profit and gross margin was largely driven by a richer product mix and higher base selling prices which were offset by production inefficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $104.4 million were 7.4 percent of net sales as compared with $90.6 million or 6.9 percent of net sales in the same period a year ago. The nine months ended March 31, 2007 included $3.6 million of executive separation obligations, $1.6 million of costs associated with the review of an acquisition and $0.8 from executive recruitment fees. The increase in the nine months ended March 31, 2008 is primarily attributable to investments in systems and resources needed to drive our future growth initiatives.

Interest Expense

Interest expense for the nine months ended March 31, 2008 was $15.9 million, compared with $17.1 million in the same period in the prior year.

Other income

Other income for the recent nine months ended March 31, 2008 was $22.1 million as compared with $23.8 million in the same period a year ago. The decrease is primarily due to increased distributions received by the Company in fiscal 2008 under the Continued Dumping and Subsidy Offset Act (the “Act”) which was offset by reductions in interest income as a result of lower returns on invested cash as well as increases in foreign exchange transaction losses.

Income taxes

Our tax provision in the nine months ended March 31, 2008 was $80.5 million, or 32.9 percent of pre-tax income, versus $68.6 million, or 30.2 percent, in the same period a year ago. The tax provision for the nine months ended March 31, 2007 was favorably impacted by a $4.0 million benefit related to the reversal of certain deferred tax valuation allowances as well as a $3.6 million benefit related to a favorable adjustments related to state tax audits and a benefit of $1.0 million due to U.S. Congress’ retroactive extension of the Federal research and development tax credits.

Discontinued Operations

Income from discontinued operations for the nine months ended March 31, 2008 was $69.3 million as compared with $7.7 million in the same period a year ago. On March 31, 2008, we completed the sale of our ceramics operations to Morgan Crucible Company plc, discussed above. As a result of the sale, we recorded a pre-tax gain on sale in the nine months ended March 31, 2008 of $102.7 million.

Business Segment Results:

Advanced Metals Operations Segment

Net sales for the nine months ended March 31, 2008 for the AMO segment were $997.6 million, as compared with $980.2 million in the same period a year ago. Excluding surcharge revenues, net sales decreased 3 percent from a year ago. The decrease reflected decreases in pounds shipped as a result of the slowdown in the automotive, consumer and industrial markets as well as a reduction in sales of materials used in the manufacture of fasteners by the aerospace end-use market. These decreases were offset in part by price increases and improvements to the overall product mix as the largest volume decreases related to lower value material.

Operating income for the AMO segment was $138.3 million or 14 percent of net sales (19 percent of net sales excluding surcharge revenues) in the nine months ended March 31, 2008, as compared with $147.6 million or 15 percent of net sales (20 percent of net sales excluding surcharge revenues) in the same period a year ago. The decrease in operating income reflected investments in future growth initiatives.

Premium Alloys Operations Segment

Net sales for the nine months ended March 31, 2008 for the PAO segment were $408.7 million as compared with $326.9 million in the same period a year ago. Excluding surcharge revenues, net sales increased 16 percent from a year ago. The increase was largely driven by the growth with key customers and strong international demand in the energy market.

Operating income for the PAO segment was $110.4 million or 27 percent of net sales (40 percent of net sales excluding surcharge revenues) in the nine months ended March 31, 2008 as compared with $83.5 million or 26 percent of net sales (35 percent of net sales excluding surcharge revenues) in the same period a year ago. The increase in operating income reflected strong growth achieved in the energy market.

Liquidity and Financial Condition:

We believe that our cash, cash equivalents and marketable securities of approximately $600.6 million as of March 31, 2008, together with cash generated from operations and available borrowing capacity under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, and other obligations for the foreseeable future.

During the nine months ended March 31, 2008, our free cash flow, as defined under “Non-GAAP Financial Measures” below, was $186.5 million as compared to $101.2 million for the same period a year ago. The increase reflects the impact of the net proceeds associated with the divestiture of our ceramics operations which were offset by increases in capital expenditures during the nine months ended March 31, 2008 associated with expansion of our premium melt capacity.

Cash provided from operating activities was $143.5 million for the nine months ended March 31, 2008. For the same period last year, cash provided from operating activities was $146.7 million. This overall decrease reflected a reduction in earnings for the period, excluding the impact of the gain on sale of the ceramics operations was partially offset by the lower changes experienced in net working capital as compared to the prior year.

Capital expenditures for plant, equipment and software were $72.7 million for the nine months ended March 31, 2008 as compared with $27.8 million for the same period a year ago. We plan to invest approximately $125 million in capital expenditures in fiscal 2008. The significant projects comprising the capital expenditures incurred during the nine months ended March 31, 2008 are the costs associated with the expansion of our premium melt facilities and the costs associated with upgrades to our hot rolling facilities.

Dividends during the nine months ended March 31, 2008 were $22.1 million as compared with $17.9 million in the same period last year last year. We paid quarterly cash dividends of $0.15 per share of common stock on September 7, 2007, December 6, 2007 and March 6, 2008 to stockholders of record on September 4, 2007, October 30, 2007 and February 5, 2008, respectively. On April 22, 2008, we announced a 20 percent increase in the quarterly dividend on its common shares to $0.18 per share from $0.15 per share.

During the nine months ended March 31, 2008, we used $250.8 million to purchase 4,045,203 shares of our common stock pursuant to the terms of a share repurchase program authorized by the our Board of Directors. In December 2007, our Board of Directors authorized a new share repurchase program as a result of the completion of the purchases of the previously authorized $250.0 million share repurchase program. The new share repurchase program authorizes the purchase, under certain conditions, of up to $250 million of the our common stock. As of March 31, 2008, $220.4 million remains available for future purchases pursuant to the terms of the share repurchase program.

As of March 31, 2008, the Company’s marketable securities included auction rate securities with a par value of $15.8 million. As of April 30, 2008, this amount was reduced to $11.3 million as a result of a specific security being refinanced by the issuer. The auction rate securities have historically traded at par and are callable at par at the option of the issuer. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate. In addition, as a result of the failed auctions, in the event we need access to the funds invested in these securities we would not be able to liquidate these securities until: a future auction of these securities is successful, the securities are refinanced or redeemed by the issuers, or a buyer is found in a secondary market. The Company has the intent and ability to hold these securities until the anticipated recovery period which we believe will be less than twelve months. The auction rate securities are of high credit quality and maintain credit enhancements. We have no reason to believe that any of the underlying issuers of our auction rate securities are currently at risk of default.

For the nine months ended March 31, 2008 and 2007, proceeds from sales of marketable securities were $713.2 million and $336.7 million, respectively. For the nine months ended March 31, 2008 and 2007, purchases of marketable securities were $366.2 and $544.2, respectively. The net reduction in marketable securities during the nine months ended March 31, 2008 reflects a shift from short-term liquid investments to cash equivalents.

Non-GAAP Financial Measures:

The following provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Sales Excluding Surcharges

This quarterly report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We provided this additional financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period. See discussion of Gross Profit above for a reconciliation of net sales excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this quarterly report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
(in millions)	2008	2007
Net cash provided from operating activities	$143.5	$146.7
Net proceeds from sale of businesses	143.0	—
Purchases of property, equipment and software	(72.7)	(27.8)
Acquisition of business	(6.6)	—
Proceeds from disposals of property and equipment	1.4	0.2
Dividends paid	(22.1)	(17.9)

Free cash flow	$186.5	$101.2

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

Contingencies:

Environmental

We are subject to various federal, state, local and foreign environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material on an annual or periodic basis. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third-party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. There were no additional amounts accrued during the three and nine months ended March 31, 2008 or 2007. The liability recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at March 31, 2008 was $5.1 million. The estimated range at March 31, 2008 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.1 million and $8.4 million.

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

As of the date of this filing, the Company’s internal review is not complete due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $4.6 million to Cost of Sales during the first quarter of fiscal 2008 and $0.5 million during the third quarter of fiscal 2008. These charges were determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of probable loss. No charges were recorded in the second quarter of fiscal 2008. As a result of the Company’s internal review, the Company made payments of $1.4 million to U.S. Customs through March 31, 2008 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $4.0 million appears adequate.

Export Regulations Violations

In the third quarter of this year, we became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce prior to the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not responded to the voluntary disclosure as of this date. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce, as a result we have not recorded any liability for potential penalties as of March 31, 2008.

Other

We are also defending various routine claims and legal actions that are incidental to our business and we are subject to contingencies that are common to our operations including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that any total ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, such costs could be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Critical Accounting Policies and Estimates:

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the third quarter of the current fiscal year, the effect of the decrease in raw material costs on our LIFO inventory valuation method resulted in a decrease of cost of sales of $8.6 million.

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

Recent Accounting Pronouncements:

During the quarter ended March 31, 2008, as required, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was effective as of the beginning of the Company’s 2008 fiscal year, with adoption treated as a cumulative-effect type reduction to beginning retained earnings of $1.8 million. Upon adoption of FIN 48, the Company made an accounting policy election to classify interest and penalties on estimated liabilities for uncertain tax positions as components of the provision for income taxes.

Outlook:

Based on current conditions, fourth quarter sales and earnings should be at or above this quarter’s performance. We expect our full year financial results to be at record levels for the fourth consecutive year.

We expect that free cash flow will be approximately $100 million in fiscal 2008.

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our current expectations concerning various future events, include statements concerning future revenues and continued growth in various market segments. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. These unknown risks and uncertainties include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) our ability to recoup increases in the costs of energy and raw materials or other factors; (4) domestic and foreign excess manufacturing capacity for certain products; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts and changes to regulations related to pension plan funding requirements; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; and (11) the ability to implement and manage material capital expansion projects in a timely manner; and other factors described in our other filings with the Securities and Exchange Commission. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our marketable securities currently include auction rate securities and variable rate demand notes. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate every 35 days or less. In addition, as a result of the failed auctions, in the event we need access to the funds invested in these securities we would not be able to liquidate these securities until: a future auction of these securities is successful, the securities are refinanced or redeemed by the issuers, or a buyer is found in a secondary market. The auction rate securities are of high credit quality and are collateralized by various municipal obligations and we have no reason to believe that any of the underlying issuers of our auction rate securities are currently at risk of default. If the fair value of the securities deteriorates, we would be required to adjust the carrying value of the securities.

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

All hedging strategies are reviewed and approved by senior financial management before being implemented. Our senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives. Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2007 annual report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on March 31, 2008, (1) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (2) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (3) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008 were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business. We are not aware of any material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, (3) includes a governmental authority as a party and (4) involves potential monetary sanctions in excess of $100,000.

Item 1A.	Risk Factors

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors from those included in Part 1, Item 1A of our annual report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities

The following table contains information about purchases by us of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2008	361,300		$69.19	361,300	$220.4
February 1-29, 2008	19,440	(2)	—	—	$220.4
March 1-31, 2008	—		—	—	$220.4

Quarter ended March 31, 2008	380,740		$69.19	361,300	$220.4

(1)

The average price paid per share and the total number of shares purchased as part of publicly announced plans or programs reflects only the per share prices and the number of shares purchased on the open market under the terms of the share repurchase programs.

(2)	In addition to purchases under the share repurchase program, we purchased 19,440 shares in February 2008 in connection with the forfeitures of certain restricted stock awards.

In December 2007, our Board of Directors authorized a new share repurchase program as a result of the completion of the purchase of the previously authorized $250.0 million share repurchase program. The new program authorizes the purchase of up to $250.0 million of our outstanding common stock. As of March 31, 2008, approximately $220.4 million of the $250.0 million remained available for future purchases. According to the terms of the new share repurchase program, purchases will be funded with available cash and made from time to time in either the open market or through private transactions. The purchases under the programs were made on the open market under the provisions of a Rule 10b5-1 Plan under the Securities and Exchange Act of 1934, as amended. On April 23, 2008, we terminated that Rule 10b5-1 Plan and will make any future purchases pursuant to our share repurchase program by other permitted means.

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

Carpenter Technology Corporation
(Registrant)

Date: May 2, 2008	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer