Form 10-K
period 2008-06-30
CARPENTER TECHNOLOGY CORP
filed 2008-08-25
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2007 was $3,610,261,301, based on the closing price per share of the registrant’s common stock on that date of $74.73 as reported on the New York Stock Exchange.

As of August 14, 2008, 44,381,523 shares of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal 2008 definitive Proxy Statement are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(a)	General Development of Business:

Carpenter Technology Corporation, incorporated in 1904, is engaged in the manufacturing, fabrication and distribution of specialty metals. As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

(b)	Financial Information About Segments:

We are organized in two reportable business segments: Advanced Metals Operations and Premium Alloys Operations. See Note 19 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional segment reporting information.

(c)	Narrative Description of Business:

(1)	General:

We primarily process basic raw materials such as nickel, cobalt titanium, chromium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes, and hollow forms in many sizes and finishes. We also produce certain metal powders and fabricated metal products.

Our Advanced Metals Operations (“AMO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys, stainless steels, and titanium in the form of small bars and rods, wire, narrow strip and powder. Products in this segment typically go through more finishing operations, such as rolling, turning, grinding, drawing, and atomization, than products in our PAO segment. Also, sales in the AMO segment are spread across many end-use markets, including the aerospace, industrial, consumer, automotive, and medical industries. AMO products are sold under the Carpenter, Dynamet, Talley, Carpenter Powder Products and Aceros Fortuna brand names.

Our Premium Alloys Operations (“PAO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys and stainless steels in the form of ingots, billets, large bars and hollows. Also, the PAO segment includes conversion processing of metal for other specialty metals companies. A significant portion of PAO sales are to customers in the aerospace and energy industries. Much of PAO sales are to forging companies that further shape, mill, and finish the metals into more specific dimensions. All such sales are made under the Carpenter brand name.

(2)	Classes of Products:

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

Stainless steels –

Our stainless products include a broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

Titanium products –

Our Titanium products include corrosion resistant, highly specialized metal with a combination of high strength and low density. Most common uses are in aircraft fasteners, medical devices, sporting equipment and chemical and petroleum processing.

(3)	Raw Materials:

Our business depends on continued delivery of critical raw materials for its day-to-day operations. These raw materials include nickel, cobalt, chromium, titanium and scrap containing iron and nickel. Some of these raw materials sources, many of which are international, could be subject to potential interruptions of supply as a result of political events, labor unrest or other reasons. These potential interruptions could cause material shortages and affect availability and price.

We have long-term relationships with major suppliers who provide availability of material at competitive prices. Purchase prices of certain raw materials have historically been volatile, and have been especially volatile over the past few years. We use pricing surcharges, indexing mechanisms and base price adjustments to reduce the impact of increased costs for the most significant of these materials. There can be delays between the time of the increase in the price of raw materials and the realization of the benefits of such mechanisms or actions that could have a short-term impact on our results and impact the comparability of our results from quarter to quarter and year to year.

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

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2008	2007	2006
September 30,	23%	20%	22%
December 31,	23	23	22
March 31,	26	28	27
June 30,	28	29	29

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more would have a materially adverse effect on our consolidated statement of operations. There were no significant individual customer sales volumes during fiscal years 2008, 2007 or 2006.

(7)	Backlog:

As of June 30, 2008 we had a backlog of orders, believed to be firm, of approximately $485 million, substantially all of which is expected to be shipped within fiscal year 2009. Our backlog as of June 30, 2007 was approximately $405 million. Our backlogs have become less indicative of future sales levels due to shifting product mixes and customer ordering patterns.

(8)	Competition:

Our business is highly competitive. We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography. We are leaders in specialty materials for critical applications with 119 years of metallurgical and manufacturing expertise. A significant portion of the products we produce are highly engineered materials for demanding applications. The experience and qualifications we have in our niche markets represent barriers to existing and potential competitors.

There are approximately ten domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more end-use markets. There are several dozen smaller producing companies and converting companies in the United States that are competitors. We also compete directly with several hundred independent distributors of products similar to those distributed by us. Additionally, numerous foreign companies produce various specialty metal products similar to those produced by us. Furthermore, a number of different products may, in certain instances, be substituted for our finished product.

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by foreign producers. Foreign governments through direct and indirect subsidies have often supported such pricing practices. These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2007 levels at approximately 54 percent for stainless bar, 48 percent for stainless rod and 58 percent for stainless wire.

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

Under the provisions of the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”), which was signed into law on October 28, 2000, we have received distributions from the United States Customs Service (“Customs”). Under the Act, Customs establishes special accounts for funds to be distributed annually to eligible domestic producers. The special accounts are sourced with duties collected by Customs on pre-existing anti-dumping or countervailing duty orders. We have received distributions under the Act totaling $8.4 million, $6.4 million and $4.7 million in fiscal years 2008, 2007 and 2006, respectively. The Act expired in October 2007. We currently believe that we may receive a remnant distribution during fiscal year 2009 and benefits will cease thereafter.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $14.4 million, $11.5 million and $10.2 million in fiscal years 2008, 2007 and 2006, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes is an important factor in the success of the Company. Our strong commitment to setting new industry standards is evidenced by our Specialty Alloys Research and Development Center, where teams work in areas such as physical metallurgy, analytical chemistry, materials characterization and process and systems development. We have highly skilled engineering teams specializing in specific products at each of our operations. We anticipate continued increases in our devotion of resources for these efforts in fiscal 2009.

(10)	Environmental Regulations:

We are subject to various stringent federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Management evaluates the liability for future environmental remediation costs on a quarterly basis. We accrue amounts for environmental remediation costs representing management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation. For further information on environmental remediation, see the Contingencies section included in Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data.”

Our costs of maintaining and operating environmental control equipment were $12.6 million, $12.0 million and $11.3 million for fiscal years 2008, 2007 and 2006, respectively. The capital expenditures for environmental control equipment were $0.2 million for each of the fiscal years 2008, 2007 and 2006, respectively. We anticipate spending approximately $1.9 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.5 million in fiscal 2009 and $0.5 million in fiscal 2010. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2008, our total workforce consisted of approximately 3,400 employees, which included approximately 110 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2013.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $655.5 million, $535.5 million and $462.2 million in fiscal year 2008, 2007 and 2006, respectively.

For further information on domestic and international sales, see Note 19 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(e)	Available Information:

The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation. There were no waivers of the Code of Ethics in fiscal year 2008. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

The demand for certain products we produce may be cyclical.

Demand in our end-use markets, including companies in the aerospace, industrial supply, consumer, automotive, medical and energy markets, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain. As a result, our results of operations, financial condition, cash flows and availability of credit could fluctuate significantly from period to period.

A significant portion of our sales represents products sold to customers in the commercial aerospace market.

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

Certain critical raw material costs, such as nickel, cobalt, chromium, titanium, and scrap containing iron and nickel have been volatile. While we are able to mitigate most of the adverse impact of rising raw material costs through raw material surcharges or indices to customers, changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

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

These raw materials include nickel, cobalt, chromium, titanium and scrap containing iron and nickel. Purchase prices and availability of these critical raw materials are subject to volatility due to factors that are not in our control. In some cases, these materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

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

We are undertaking several operations expansion capital projects, which will continue through fiscal year 2009.

Any delay or inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations. This growth places a significant demand on management and operational resources. Our success will depend upon numerous factors, including the ability of management to ensure the necessary resources are in place to properly execute this project and the ability of key suppliers to deliver the necessary equipment according to schedule.

We provide benefits to active and retired employees throughout most of our Company.

Most of these costs are paid by the Company and are not covered by insurance. In addition, certain of our employees are covered by defined benefit pension plans, with the majority of our plans covering employees in the United States. As of June 30, 2008, the defined benefit pension plan was funded in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. We do not expect to be required to make contributions to the defined benefit pension plans for at least the next several years, based upon current actuarial projections. A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to fund any deficit created in the future could have a material adverse effect on our results of operations and financial condition. Many domestic and international competitors do not provide defined benefit retiree health care, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage.

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

We are defending various claims and legal actions that have been asserted against us.

These claims relate to the conduct of our currently and formerly owned businesses, including those pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

A small number of our workforce is covered by a collective bargaining agreement and we may be subject to attempts to organize our other employees by a union which may cause work interruptions or stoppages.

Approximately 110 production employees at our Dynamet business unit located in Washington, PA are covered by a collective bargaining agreement. The agreement expires in August 2013. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our primary manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts as to whether they should be represented by a union for collective bargaining. There is no guarantee that future organization attempts will not result in union representation.

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

It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing facilities in Reading, Pennsylvania. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered. Our financial condition and results of our operations could be materially adversely affected.

We rely on third parties to supply energy consumed at each of our energy-intensive production facilities.

The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions or lack of availability in the supply of energy resources could temporarily impair the ability to operate our production facilities. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, has affected and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations and financial condition.

We consider acquisition, joint ventures and other business combination opportunities, as well as possible business unit dispositions, as part of our overall business strategy.

From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as difficulties in integrating the operations, technologies, products and personnel of the acquired companies, diversion of management’s attention from existing operations, difficulties in entering markets in which we have limited or no direct prior experience, dependence on unfamiliar supply chains, insufficient revenues to offset increased expenses associated with acquisitions, loss of key employees of the acquired companies, inaccurate assessment of undisclosed liabilities, difficulties in realizing projected efficiencies, synergies and cost savings, and increases in our debt or limitation on our ability to access additional capital when needed.

Our business may be impacted by external factors that we may not be able to control.

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

We have used, and currently use and manufacture, substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although we implement controls and procedures designed to reduce continuing risk of health and safety issues, we could incur substantial costs, fines and civil or criminal sanctions or personal injury claims as a result of violations or liabilities under these laws.

We depend on the retention of key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and production positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

We depend on our IT infrastructure to support the current and future information requirements of our operations.

Management relies on IT infrastructure, including hardware, network, software, people and processes, to provide useful information to support assessments and conclusions about operating performance. Our inability to produce relevant and/or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The primary locations of our manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida; Elyria, Ohio; Woonsocket, Rhode Island; Torshalla, Sweden; and Crawley, England. The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg, Elyria, Woonsocket, Torshalla and Crawley plants are owned. The Clearwater plant is owned, but the land is leased. The Torshalla facilities are leased.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

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

	Fiscal Year 2008		Fiscal Year 2007
Quarter Ended:	High	Low	High	Low
September 30,	$73.25	$51.33	$60.08	$45.34
December 31,	$78.93	$63.02	$59.54	$48.96
March 31,	$74.13	$55.38	$62.58	$48.65
June 30,	$61.97	$43.30	$68.27	$60.12

Annual	$78.93	$43.30	$68.27	$45.34

The range of our common stock price on the NYSE from July 1, 2008 to August 14, 2008 was $36.01 to $42.65. The closing price of the common stock was $39.45 on August 14, 2008.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.15 per common share during the first, second and third quarters and $0.18 per common share during the fourth quarter of fiscal year 2008.

We paid a quarterly dividend of $0.1125 per common share during the first, second and third quarters and $0.15 per common share during the fourth quarter of fiscal year 2007.

As of August 14, 2008, there were 3,231 common stockholders of record.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on Carpenter’s common stock to the cumulative total return of the S&P MidCap Index, our New Peer Group and our Old Peer Group for each of the last five fiscal years ended June 30, 2008. The cumulative total return assumes an investment of $100 on June 30, 2003 and the reinvestment of any dividends during the period. In June 2007, Carpenter’s common stock was added to the S&P MidCap 400 Index. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. The companies included in our Old Peer Group Index are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Haynes International, Inc., AK Steel Holding Corp., Steel Dynamics, Inc. and Universal Stainless & Alloy Products, Inc. The Companies in our New Peer Group are: Allegheny Technologies, Inc., Titanium Metals Corporation, RTI International Metals, Inc., Haynes International, Inc., AK Steel Holding Corp., Steel Dynamics, Inc. and Universal Stainless & Alloy Products, Inc., Precision Castparts Corp., Reliance Steel & Aluminum Co., Kennametal Inc., Parker-Hannifin Corporation, The Timken Company, Ladish Co., Daido Steel Co., Ltd., Schmolz+Bickenbach AG, Gloria Material Technology Corp., Voestalpine AG and Sandvik AB. We believe that the companies included in our New Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for the peer groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

	6/03	6/04	6/05	6/06	6/07	6/08
Carpenter Technology Corporation	$100.00	$221.08	$338.90	$761.63	$866.91	$586.93
S&P Midcap 400	$100.00	$127.98	$145.94	$164.88	$195.40	$181.07
Old Peer Group	$100.00	$211.64	$278.42	$825.96	$1,169.49	$1,097.04
New Peer Group	$100.00	$145.99	$171.31	$274.33	$451.73	$398.50

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors authorized an additional $250 million share repurchase program following the completion of the purchase of the previously authorized $250 million share repurchase program. As of June 30, 2008, approximately $46 million of the $250 million remained available for future purchases. According to the terms of the additional share repurchase program, purchases will be funded with available cash and made from time to time in either the open market or through private transactions.

The following table contains information about purchases by us of our common stock during the fourth quarter of fiscal year 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2008	414,394		$60.35	414,394	$195.4
May 1-31, 2008	2,577,515		$56.00	2,577,515	$51.1
June 1-30, 2008	115,850	(2)	$52.08	98,299	$46.0

Quarter ended June 30, 2008	3,107,759		$56.46	3,090,208	$46.0

(1)

The average price paid per share and the total number of shares purchased as part of publicly announced plans or programs reflects only the per share prices and the number of shares purchased on the open market under the terms of the share repurchase programs.

(2)

The shares purchased in June 2008 included 17,551 shares which were purchased pursuant to the exercise by 1993 Plan and Directors’ Plan participants of their right to elect stock-for-tax withholding in connection with the vesting of restricted shares under the plans.

Item 6.	Selected Financial Data

Five-Year Financial Summary

Dollar amounts in millions, except per share data

(Years ended June 30,)

	2008(a)	2007	2006	2005(b)	2004(c)
Summary of Operations:
Net sales	$1,953.5	$1,839.0	$1,465.2	$1,214.3	$933.7

Operating income	$293.6	$304.4	$293.4	$184.9	$57.6

Income from continuing operations	$200.5	$215.2	$200.3	$123.5	$29.2
Income from discontinued operations, net	77.2	12.0	11.5	12.0	6.8

Net income	$277.7	$227.2	$211.8	$135.5	$36.0

Financial Position at Year-End:
Cash and cash equivalents	$403.3	$300.8	$352.8	$159.5	$80.0
Marketable securities	$16.6	$372.7	$141.8	$110.9	$25.4
Total assets	$1,712.2	$2,025.7	$1,887.9	$1,653.4	$1,456.2

Long-term obligations, net of current portion (including convertible preferred stock)	$276.7	$299.5	$333.1	$333.7	$332.7

Per Common Share:
Net earnings:
Basic
Continuing operations	$4.14	$4.16	$3.94	$2.52	$0.61
Discontinued operations	$1.59	$0.24	$0.23	$0.25	$0.15

	$5.73	$4.40	$4.17	$2.77	$0.76

Diluted
Continuing operations	$4.12	$4.09	$3.82	$2.45	$0.60
Discontinued operations	$1.58	$0.23	$0.22	$0.24	$0.15

	$5.70	$4.32	$4.04	$2.69	$0.75

Cash dividend-common	$0.63	$0.4875	$0.30	$0.20375	$0.165

Weighted Average Common Shares Outstanding:
Basic	48.5	51.5	50.5	48.3	45.1
Diluted	48.7	52.5	52.2	50.1	46.8

During fiscal 2008, we completed the sale of our ceramics and metals shapes businesses. The results of operations of the divested business units prior to the divestitures are presented as discontinued operations. See “Divestitures and Acquisition” footnote in the Notes to the Consolidated Financial Statements included in Item 8 -“Financial Statements and Supplementary Data” of this report.

(a)	Fiscal 2008 included $109.6 million pre-tax gain on the sale of our Ceramics and Rathbone Precision Metals operations. The results of operations of the divested business units prior to the divestitures are presented as discontinued operations. See “Divestitures and Acquisition” footnote in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.
(b)	Fiscal 2005 included an $8.7 million pre-tax gain, which is included in income from continuing operations, on the sale of Carpenter Special Products Corporation in June 2005, which was sold for a total sales price of $19.5 million.
(c)	Fiscal 2004 included a $2.3 million pre-tax loss on early retirement of debt related to a $20 million open market purchase of certain medium term notes previously issued by the company and the termination of interest rate swaps associated with the partial repayment of foreign currency loans.

See Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Strategy and Certain Trends

This overview is intended to provide a context for the following discussions, which should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report on Form 10-K. Unless specifically stated otherwise, all discussions of operating results reflect continuing operations.

General Business Approach

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, chromium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire, narrow strip, special shapes and hollow forms in many sizes and finishes. We also produce certain metal powders. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors.

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

In an effort to increase revenue and profits, we have increased our presence in fast-growing international markets. In recent years, we have expanded our sales and marketing efforts in Europe, Asia, and North America. Our European headquarters are based in Brussels, with our Asian sales directed from Singapore. Outside the United States, company-owned distribution facilities are located in Mexico, the United Kingdom and Belgium. In addition to the United States, where the majority of our manufacturing exists, we have manufacturing facilities in the United Kingdom and Sweden. In fiscal years 2008, 2007 and 2006, 33.6 percent ($655.5 million), 29.1 percent ($535.5 million) and 31.5 percent ($462.2 million), respectively, of our sales were to customers outside of the United States.

During fiscal year 2008, as part of our overall business strategy to further strengthen and grow our nickel-based alloy and titanium businesses, we divested of certain non-core businesses which we deemed were not a priority for long-term growth and added complexity to our operations. We have also sought out and considered opportunities related to strategic divestitures, acquisitions, and joint venture propositions. Management has participated in discussions with other companies to explore potential terms and structure of such opportunities. In addition, management considers opportunities to restructure the organization, its physical locations and geographic presence to optimize efficiencies and align with strategic objectives for the organization. We expect that we will continue to evaluate these opportunities.

In July 2007, we announced certain changes to our organization which management believes will allow us to better focus on the customer, end-use markets and to reach our operational excellence goals. The announcement included the key appointments of a Senior Vice President – Advanced Metals Operations and a Senior Vice President – Premium Alloys Operations. As a result of these changes, the Company has made changes to the way we report segment information.

Business Trends and Strategic Priorities

Net sales, earnings, free cash flow and pounds sold for the past three fiscal years are summarized below:

	Fiscal Year
(in millions, except per share data)	2008	2007	2006
Net sales	$1,953.5	$1,839.0	$1,465.2
Net sales excluding surcharges	$1,369.0	$1,316.7	$1,266.0
Income from continuing operations	$200.5	$215.2	$200.3
Net income	$277.7	$227.2	$211.8
Diluted earnings per share from continuing operations	$4.12	$4.09	$3.82
Diluted earnings per share	$5.70	$4.32	$4.04
Purchases of property, equipment and software	$118.9	$47.1	$19.3
Free Cash Flow	$213.4	$202.3	$202.8
Pounds Sold (in thousands)*	223,460	229,072	221,329

*	includes specialty and titanium alloys, stainless steel and powder materials

Our results of operations have improved significantly over the past three fiscal years largely as a result of favorable market conditions and our focus on the aerospace and energy markets. The key components of our strategic priorities are as follows:

•	Seeking growth opportunities with a market and customer focus;

•	Growth in core markets and capitalizing on development of new markets;

•	Expansion of sales in markets outside of the U.S., particularly in China, Middle East, India, Eastern Europe and Latin America;

•	Achieve operational excellence goals;

•	Maintain technology leadership through product development and process improvement; and

•	Deliver return to shareholders;

Our sales are across a diversified list of end-use markets. The table below summarizes our estimated sales by market over the past three fiscal years.

	Fiscal Year
($ in millions)	2008		2007		2006
Aerospace	$753.3	39%	$688.6	37%	$597.6	41%
Industrial	419.5	22	422.4	23	275.9	19
Energy	241.2	12	170.7	9	106.5	7
Automotive	221.0	11	234.7	13	174.8	12
Consumer	184.9	9	198.0	11	172.4	12
Medical	133.6	7	124.6	7	138.0	9

Total net sales	$1,953.5	100%	$1,839.0	100%	$1,465.2	100%

The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
($ in millions)	2008		2007		2006
Special alloys	$1,019.8	52%	$902.8	49%	$703.8	48%
Stainless steels	668.1	34	667.4	36	520.6	36
Titanium products	180.6	9	188.2	10	176.3	12
Other materials	85.0	4	80.6	4	64.5	4

Total net sales	$1,953.5	100%	$1,839.0	100%	$1,465.2	100%

Impact of Raw Material Surcharges and Product Mix

Increases in the cost of raw materials have impacted our operations over the past few years. We, and others in our industry, generally have been able to pass these cost increases on certain materials through to our customers using surcharges which are structured to recover increases in raw material costs. In the last several years, as raw material prices have escalated, surcharges have become an increasingly significant component of our net sales, which had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion. Generally, the formula used to calculate the surcharge is based on published prices for the previous month for the respective raw materials, which creates a lag between the raw materials published price change and our corresponding surcharges on sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales. We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the time the raw materials are acquired to the time the processed finished goods are sold to the customer. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher costs of sales. Conversely in period of decreasing raw material costs, the LIFO inventory valuation normally results in lower costs of sales.

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

Results of Operations – Fiscal Year 2008 Compared to Fiscal Year 2007

For fiscal year 2008, we reported income from continuing operations of $200.5 million, or $4.12 per diluted share, compared with income from continuing operations of $215.2 million, or $4.09 per diluted share, a year earlier. We finished the year with good growth momentum due to strong demand in the global energy and aerospace markets and improving demand in our industrial and consumer businesses. Our international sales have shown continued growth and now represent approximately 34% of our total net sales.

Net Sales

Net sales for fiscal year were $1,953.5 million, which was a 6 percent increase over fiscal year 2007. Excluding surcharge revenues, sales were 4 percent higher than a year earlier.

Geographically, sales outside the United States increased 22 percent from a year ago to $655.5 million. International sales represented 34 percent of our total net sales for fiscal year 2008 compared to 29 percent of total sales for fiscal year 2007. Sales to Europe and Asia-Pacific were particularly strong, increasing 27 percent and 30 percent, respectively, over last year, driven largely by the aerospace and energy end-use markets.

Sales by End-Use Markets

Our sales are to customers across diversified end-use markets. The following table includes comparative information for our estimated net sales by principal end-use markets:

	Fiscal Year		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$753.3	$688.6	$64.7	9%
Industrial	419.5	422.4	(2.9)	(1)
Energy	241.2	170.7	70.5	41
Automotive	221.0	234.7	(13.7)	(6)
Consumer	184.9	198.0	(13.1)	(7)
Medical	133.6	124.6	9.0	7

Total net sales	$1,953.5	$1,839.0	$114.5	6%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$528.2	$517.0	$11.2	2%
Industrial	273.2	280.9	(7.7)	(3)
Energy	181.0	118.8	62.2	52
Automotive	152.1	162.1	(10.0)	(6)
Consumer	123.1	126.7	(3.6)	(3)
Medical	111.4	111.2	0.2	—

Total net sales excluding surcharge revenues	$1,369.0	$1,316.7	$52.3	4%

Sales to the aerospace market increased 9 percent from the same period a year ago to $753.3 million. Excluding surcharge revenue, sales to the aerospace market increased by 2 percent from the prior year. The modest growth reflects increases in sales of special alloys used in jet engines and fasteners as well as titanium coil used in fasteners. These increases were offset by planned inventory adjustments at certain key customers in the first quarter of fiscal year 2008 as well as a decline in shipments to a customer who is now procuring some of its aerospace needs internally from its recently acquired subsidiary. Sales to the aerospace end-use market showed growth in the second half of fiscal year 2008, consistent with the build schedule for large aircraft. There was relatively no impact on demand levels as a result of publicized delays of the Boeing 787 and Airbus A380 or reductions in the U.S. domestic fleets.

Industrial market sales decreased 1 percent during fiscal year 2008 to $419.5 million. Adjusted for surcharge revenue, sales decreased 3 percent. This decrease reflected lower demand for materials used in the manufacture of valves, fitting and semiconductor sectors, which was partially offset by improved sales of weld wire and basic stainless grades supporting U.S. infrastructure projects. The sales volumes were also impacted by reduced shipments of lower value materials sold through distributors.

Sales to the energy market of $241.2 million in fiscal year 2008 reflected a 41 percent increase as compared with last year. Adjusted for surcharge revenue, sales increased 52 percent from a year ago. Within the energy market, sales to the power generation sector continued to reflect significant increases in demand for our materials used in industrial gas turbines, particularly in Europe and the Middle East. In addition, our broad product portfolio of high-strength corrosion-resistant materials continues to gain strong acceptance among our customers. The oil and gas sector remains strong, as the number of directional drilling rigs increases throughout the world.

Automotive and truck market sales decreased 6 percent from a year ago to $221.0 million. Excluding surcharge revenues, net sales decreased similarly by 6 percent. Lower automotive production levels and continued economic problems experienced by domestic automakers have contributed to the overall decrease. This decrease has been partially offset by opportunities we are experiencing from increasing usage of our material in high performing engines and drivetrains.

Sales to the consumer market decreased 7 percent to $184.9 million during fiscal 2008 as compared with a year ago. Adjusted for surcharge revenue, sales decreased 3 percent. The overall decrease reflected the impacts of the weakening of the domestic economy as well as reductions in demand for materials used by the housing sector. Partially offsetting these decreases were increases in shipments to the sporting goods and electronics sectors.

Sales to the medical market of $133.6 million were 7 percent above a year ago. Excluding surcharge revenues, sales were essentially flat. Notwithstanding the minimal change in fiscal year 2008, medical market sales were negatively impacted in fiscal year 2008 by an unfavorable shift in product mix and lower selling prices for titanium products as well as supply chain adjustments experienced in the first half of our fiscal year. During the second half of fiscal year 2008, purchasing levels in that market appeared to be returning to more normal historical patterns.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$1,019.8	$902.8	$117.0	13%
Stainless steels	668.1	667.4	0.7	—
Titanium products	180.6	188.2	(7.6)	(4)
Other materials	85.0	80.6	4.4	5

Total net sales	$1,953.5	$1,839.0	$114.5	6%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$647.1	$573.5	$73.6	13%
Stainless steels	459.7	476.7	(17.0)	(4)
Titanium products	180.6	188.2	(7.6)	(4)
Other materials	81.6	78.3	3.3	4

Total net sales excluding surcharge revenues	$1,369.0	$1,316.7	$52.3	4%

Sales of special alloys products increased 13 percent in fiscal year 2008 as compared with a year ago to $1,019.8 million. Excluding surcharge revenues, sales increased similarly by 13 percent. The increase principally reflected the growth that we have experienced in our energy end-use market, particularly in Europe, Asia and the Middle East. Our portfolio of special alloy products has fueled strong growth with our customers who require highly engineered specialized materials for demanding applications.

Sales of stainless steels remained essentially flat as compared with a year ago. Excluding surcharge revenues, sales decreased by 4 percent. The decrease resulted from reduced shipments of materials sold through distributors.

Sales of titanium products decreased 4 percent as compared with a year ago. The decrease is primarily a result of reduced shipments of titanium coil used to make fasteners for the aerospace industry that we experienced in the first half of fiscal year 2008. In addition, titanium sales during fiscal year 2008 were negatively impacted by reductions in overall market prices of titanium. These reductions appeared to stabilize in the first half of fiscal year 2008, and we began to see an increase in shipments during the second half of fiscal year 2008.

Gross Profit

Gross profit in fiscal year 2008 grew to $457.2 million, or 23.4 percent of net sales, from $427.5 million, or 23.2 percent of net sales, a year ago. The results reflected the increased sales levels, the impacts of changes in inventory levels and year-to-year raw material costs, and the dilutive effect of surcharge revenue.

As indicated above, our surcharge mechanism has impacted our gross margin over the last several years. Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a one month lag effect. While the surcharge mechanism attempts to protect absolute gross profit dollars, it does have a dilutive effect on gross margins. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal year 2008 and 2007:

(in millions)	Fiscal Year
	2008	2007
Net sales	$1,953.5	$1,839.0
Less: surcharge revenues	584.5	522.3

Net sales excluding surcharges	$1,369.0	$1,316.7

Gross profit	$457.2	$427.5

Gross margin	23.4%	23.2%

Gross margin excluding dilutive effect of surcharges	33.4%	32.5%

We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month using the previous month’s raw material prices, positively impacted gross margin by 40 basis points during fiscal year 2008 and negatively impacted gross margin by 170 basis points during fiscal year 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2008 were $163.6 million, or 8.4 percent of net sales, compared to $123.1 million, or 6.7 percent of net sales, in fiscal year 2007. The increase is primarily attributable to investments in systems and resources needed to drive our future growth initiatives as well as the $21.0 million charge recorded in the fourth quarter of fiscal year 2008 related to the Boarhead Farms matter discussed later below. Fiscal year 2007 included $4.4 million related to executive transition costs and $1.6 million associated with the review of a possible acquisition.

Interest Expense

Fiscal year 2008 interest expense of $20.5 million decreased 10 percent from $22.7 million in fiscal 2007. Interest on substantially all of our debt was at a fixed rate. The decrease in interest expense is attributable to the reductions in outstanding debt related to current year repayments, as well as a $1.8 million increase in the amount of interest capitalized associated with ongoing construction projects during fiscal year 2008 as compared with fiscal year 2007.

Other Income, Net

Other income for fiscal year 2008 was $24.2 million as compared with $30.3 million a year ago. The decrease principally reflected lower invested cash balances.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2008 was 32.6 percent as compared to 31.0 percent last year. The fiscal year 2008 tax rate was more favorable than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense of $2.3 million, or 0.8 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state net operating loss carryforwards in prior years. Under Statement of Financial Accounting Standards No. 109, valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal year 2008. We recognized a benefit of $5.7 million, or 1.9 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities. The Act also provided for a two-year phase-out of the existing extraterritorial income exclusion deduction. As a result, we recognized an increase in income tax expense year over year, reflecting the phase-out of the deduction in 2007, and the repeal in 2008.

The fiscal year 2007 tax rate was more favorable than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense of $3.5 million, or 1.1 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state net operating loss carryforwards in prior years. Based on current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal year 2007. We recognized a benefit of $4.2 million, or 1.3 percent, due to a favorable state tax settlement. We recognized a benefit of $2.7 million, or 0.8 percent of pretax income, in connection with the domestic manufacturing deduction of the American Jobs Creation Act of 2004.

See Note 17 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Discontinued Operations

Income from discontinued operations for fiscal year 2008 was $77.2 million as compared with $12.0 million a year ago. We completed the sale of our ceramics and metal shapes business units on March 31, 2008 and June 30, 2008, respectively. As a result of these divestitures, which are more fully described in Note 2 to the consolidated financial statements in Item 8,—“Financial Statements and Supplementary Data,” we recorded a pre-tax gain of $109.6 million on the sale of the businesses during fiscal year 2008.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8.—“Financial Statements and Supplementary Data.”

Advanced Metals Operations (“AMO”) Segment

Net sales in fiscal year 2008 for the AMO segment were $1,390.7 million, as compared with $1,365.2 million in fiscal year 2007. Excluding surcharge revenues, sales were essentially flat from a year ago. The fiscal year 2008 net sales reflected a reduction in pounds shipped of 7 percent as compared to fiscal year 2007. The decrease in volume is the result of the slowdown in the automotive, consumer and industrial markets as well as the reductions in sales of materials used in the manufacture of fasteners by the aerospace end-use market. The decrease in volume was partially offset by price increases and improvements to the overall product mix, as the largest volume decreases related to lower value materials.

Operating income for the AMO segment in fiscal year 2008 was $188.7 million, or 13.6 percent of net sales (19.0 percent of net sales excluding surcharge revenues), compared to $202.9 million, or 14.9 percent of net sales (20.6 percent of net sales excluding surcharge revenues), a year ago. The decrease in operating income principally reflected the investments in future growth initiatives.

Premium Alloys Operations (“PAO”) Segment

Net sales for fiscal year 2008 for the PAO segment increased 21 percent to $575.7 million as compared with $475.7 million a year ago. Excluding surcharge revenues, net sales increased 18 percent. The growth was driven by growth with key customers and strong international demand in the energy market.

Operating income for the PAO segment for fiscal year 2008 was $144.7 million, or 25.1 percent of net sales (37.0 percent of net sales excluding surcharge revenues), as compared with $120.1 million, or 25.2 percent of net sales (36.2 percent of net sales excluding surcharge revenues) for fiscal year 2007. The increase reflected the strong growth in the energy market.

Results of Operations – Fiscal Year 2007 Compared to Fiscal Year 2006

Our income from continuing operations for fiscal year 2007 was $215.2 million, or $4.09 per diluted share, versus income from continuing operations of $200.3 million, or $3.82 per diluted share, for fiscal year 2006.

For fiscal year 2007, sales growth, excluding surcharge revenues, was driven primarily by the Company’s increased focus on the energy market and strong demand from the industrial market. Record fiscal year net income was achieved primarily as a result of the Company’s growth in sales and continued focus on operational excellence.

Net Sales

Net sales for fiscal year 2007 were $1,839.0 million, which was an increase of 26 percent from $1,465.2 million in fiscal year 2006. The $373.8 million increase in net sales was due to increases in surcharge revenues and volume as well as improved product mix. Excluding surcharges, fiscal year 2007 sales increased by 4 percent compared to fiscal year 2006.

International sales in fiscal year 2007 increased 16 percent from fiscal year 2006 to $535.5 million primarily as a result of higher surcharges and increased shipments to the energy market. Sales outside of the U.S. accounted for 29.1 percent of total sales in fiscal year 2007 compared to 31.5 percent in fiscal year 2006.

Sales by End-Use Markets

The following table includes comparative information for our estimated sales by principal end-use markets:

	Fiscal Year		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2007	2006
Aerospace	$688.6	$597.6	$91.0	15%
Industrial	422.4	275.9	146.5	53
Automotive	234.7	174.8	59.9	34
Consumer	198.0	172.4	25.6	15
Energy	170.7	106.5	64.2	60
Medical	124.6	138.0	(13.4)	(10)

Total net sales	$1,839.0	$1,465.2	$373.8	26%

The following table includes comparative information for our estimated sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2007	2006
Aerospace	$517.0	$529.6	$(12.6)	(2)%
Industrial	280.9	220.1	60.8	28
Automotive	162.1	150.9	11.2	7
Consumer	126.7	142.9	(16.2)	(11)
Energy	118.8	92.8	26.0	28
Medical	111.2	129.7	(18.5)	(14)

Total net sales excluding surcharge revenues	$1,316.7	$1,266.0	$50.7	4%

Sales to the aerospace market of $688.6 million in fiscal year 2007 increased 15 percent from fiscal year 2006. Excluding surcharge revenues, sales to the aerospace market decreased by 2 percent. The static sales level reflects supply chain inventory adjustments stemming from the robust demand for nickel based alloys and titanium coil that took place in the second half of fiscal year 2006, which resulted in reduced purchasing levels by customers throughout fiscal year 2007. In addition, net sales reflected a decline in business with a key customer during fiscal year 2007, who began to procure a portion of its material needs internally from its recently acquired subsidiary.

Sales to the industrial sector of $422.4 million, which includes material used in equipment and other capital goods applications, increased by 53 percent in fiscal year 2007 from fiscal year 2006. Excluding surcharge revenues, sales to the industrial market increased by 28 percent. The growth was driven by increased shipments of higher value materials used in capital equipment and the manufacture of valves and fittings used in applications such as the construction and maintenance of chemical and food processing facilities. Additionally, the sales growth reflected increased shipments to the semiconductor sector.

Sales to the automotive market in fiscal year 2007 increased 34 percent to $234.7 million during fiscal year 2007. Sales, excluding surcharge revenues, increased 7 percent from the prior year. The marginal increase reflected the lower automotive production rates in North America and Europe. In addition, the Company elected not to participate in certain marginally profitable business.

Consumer market sales increased by 15 percent in fiscal year 2007 from the prior year to $198.0 million. Excluding surcharge revenues, sales decreased by 11 percent. The reduction was primarily a result of reduced sales of materials used in consumer electronics and fasteners used in consumer products.

Sales to the energy market in fiscal year 2007 increased 60 percent to $170.7 million during fiscal year 2007. Sales, excluding surcharge revenues, increased 28 percent from the prior year. The increase reflects our strategy to increase our presence in the energy end-use market.

Sales to the medical market of $124.6 million in fiscal year 2007 were 10 percent below the prior year. Excluding surcharge revenues, sales declined 14 percent. The decline mostly reflected continuing inventory adjustments taking place within the supply chain for titanium and specialty alloy materials.

Sales by Product Class

The following table includes comparative information for our sales by major product class:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2007	2006
Special alloys	$902.8	$703.8	$199.0	28%
Stainless steels	667.4	520.6	146.8	28
Titanium products	188.2	176.3	11.9	7
Other materials	80.6	64.5	16.1	25

Total net sales	$1,839.0	$1,465.2	$373.8	26%

The table below includes comparative information for our sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2007	2006
Special alloys	$573.5	$591.9	$(18.4)	(3)%
Stainless steels	476.7	435.3	41.4	10
Titanium products	188.2	176.3	11.9	7
Other materials	78.3	62.5	15.8	25

Total net sales excluding surcharge revenues	$1,316.7	$1,266.0	$50.7	4%

Sales of special alloys increased 28 percent in fiscal year 2007 to $902.8 million. Adjusted for surcharge revenues, special alloys sales decreased 3 percent. Growth in the energy market and increased sales of higher value products were offset by reduced shipments to the aerospace and medical markets.

Sales of stainless steel products grew 28 percent to $667.4 million in fiscal year 2007. Excluding surcharge revenue, sales increased 10 percent. Stainless sales benefited primarily from increased shipments to the industrial market and from the sale of higher value products.

Titanium sales rose 7 percent in fiscal year 2007 to $188.2 million. Sales benefited from increased shipments of fastener wire to the aerospace market.

Gross Profit

Gross profit in fiscal year 2007 grew to $427.5 million, or 23.2 percent of net sales, from $408.3 million, or 27.9 percent of net sales, in the prior year. The increased gross profit was achieved despite the negative impact from record high nickel prices throughout most of the year. As a result of the rise in nickel prices, the Company’s surcharge revenues increased to approximately $522.3 million or 162 percent more than fiscal year 2006.

Our surcharge mechanism also had a dilutive effect on gross margins. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2007 and 2006, which is summarized in the following table:

	Fiscal Year
(in millions)	2007	2006
Net sales	$1,839.0	$1,465.2
Less: surcharge revenues	522.3	199.2

Net sales excluding surcharges	$1,316.7	$1,266.0

Gross profit	$427.5	$408.3

Gross margin	23.2%	27.9%

Gross margin excluding dilutive effect of surcharges	32.5%	32.3%

We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month using the previous month’s raw material prices, negatively impacted gross margin by 140 basis points when comparing fiscal year 2007 to fiscal year 2006.

Selling and Administrative Expenses

Selling and administrative expenses in fiscal year 2007 were $123.1 million, or 6.7 percent of net sales, compared to $114.9 million, or 7.8 percent of net sales, in fiscal year 2006. The increase primarily reflected $4.4 million related to executive transition costs and $1.6 million associated with the review of a possible acquisition.

Interest Expense

Fiscal year 2007 interest expense of $22.7 million decreased 2 percent from $23.2 million in fiscal year 2006. Interest on substantially all of our debt was at a fixed rate and the level of debt was consistent throughout the two-year period.

Other Income, Net

Other income in fiscal year 2007 was $30.3 million as compared to $21.2 million in fiscal year 2006. The higher amount reflected $8.0 million of increased interest income due to higher investment balances in cash and marketable securities and $1.7 million of increased receipts from the “Continued Dumping and Subsidy Offset Act of 2000.”

Income Taxes

Our effective tax rate for fiscal year 2007 was 31.0 percent as compared to 31.3 percent for fiscal year 2006. The fiscal year 2007 tax rate was more favorable than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense of $3.5 million, or 1.1 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state net operating loss carryforwards in prior years. Based on current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal year 2007. We recognized a benefit of $4.2 million, or 1.3 percent due to a favorable state tax settlement. We recognized a benefit of $2.7 million, or 0.8 percent of pretax income, in connection with the domestic manufacturing deduction, under the American Jobs Creation Act of 2004.

The fiscal year 2006 tax rate was more favorable than the statutory rate of 35 percent due to several reasons. We recorded a reduction in income tax expense of $5.8 million, or 2.0 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state and foreign net operating loss carryforwards in prior years. Based on fiscal year 2006 and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal year 2006. We recognized a benefit of $4.5 million, or 1.6 percent of pretax income, related to US export incentives. We recognized a benefit of $3.0 million, or 1.0 percent of pretax income, in connection with the domestic manufacturing deduction under the American Jobs Creation Act of 2004.

See notes to the consolidated financial statements in Item 8.- “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8.—“Financial Statements and Supplementary Data.”

Advanced Metals Operations (“AMO”) Segment

Net sales in fiscal year 2007 for the AMO segment were $1,365.2 million, as compared with $1,092.1 million in fiscal year 2006. Excluding surcharge revenues, sales increased 6 percent from the prior year. The increase was principally driven by the growth experienced in fiscal year 2007 related to the industrial, automotive and end-use markets.

Operating income for the AMO segment in fiscal year 2007 was $202.9 million, or 14.9 percent of net sales (20.6 percent of net sales excluding surcharge revenues), compared to $198.1 million, or 18.1 percent of net sales (21.3 percent of net sales excluding surcharge), a year earlier. The change in operating income primarily reflected the Company’s growth in sales, a richer product mix and the Company’s continued focus on operational improvements.

Premium Alloys Operations (“PAO”) Segment

Net sales for fiscal year 2007 for the PAO segment increased 27 percent to $475.7 million as compared with $375.0 million a year earlier. Excluding surcharge revenues, net sales decreased 1 percent. The relatively flat net sales were the result of strong growth in energy being offset by the reductions experienced in the aerospace end-use market.

Operating income for the PAO segment for fiscal year 2007 was $120.1 million, or 25.3 percent of net sales (36.3 percent of net sales excluding surcharge revenues), as compared with $113.7 million, or 30.3 percent of net sales (33.8 percent of net sales excluding surcharges), for fiscal year 2006. The increase reflected the strong growth in the energy market, which includes higher value materials being offset by the declines in the aerospace market.

Liquidity and Capital Resources

We have maintained the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $403.3 million as of June 30, 2008, together with cash generated from operations and available borrowing capacity under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures and other obligations for the foreseeable future.

During fiscal year 2008, our free cash flow, as defined under “Non-GAAP Financial Measures,” below, was $213.4 million as compared to $202.3 million in the year prior. The increase principally reflected increases in capital expenditures during fiscal year 2008 associated with the expansion of our premium melt facility, which was more than offset by the proceeds from the sales of our ceramics and metals shapes businesses during fiscal year 2008.

Capital expenditures for plant, equipment and software were $118.9 million for fiscal year 2008 as compared with $47.1 million in the year prior. The significant capital projects during fiscal year 2008 were the expansion of our premium melt facilities and the upgrades and improvements to our hot rolling facilities.

During fiscal year 2008, we used $425.2 million to purchase 7,135,411 shares of our common stock pursuant to the terms of share repurchase programs authorized by our Board of Directors. As of June 30, 2008, $46.0 million remains available for future purchases pursuant to the terms of the most recent share repurchase program, which was authorized in December 2007.

We maintain a $150 million revolving credit facility which expires in August 2010. The revolving credit facility includes a minimum EBITDA-to-interest expense coverage covenant and a maximum debt-to-capital ratio covenant. At June 30, 2008, we had $12.2 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($137.8 million) was available to us. In addition to this facility, we had $50.0 million available under an accounts receivable purchase facility maintained with an independent financial institution with an expiration date of March 2010. As of June 30, 2008, there was no utilization of these credit facilities.

In fiscal year 2009, the Company will be required to make payments totaling $23.0 million related to current maturities of long-term debt.

For fiscal years 2008, 2007 and 2006, interest cost totaled $22.8 million, $23.2 million, and $23.5 million, respectively, of which $2.3 million, $0.5 million, and $0.3 million, respectively, were capitalized as part of the cost of plant, equipment and software.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Sales Excluding Surcharges

This annual report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed above in this Item 7.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures.

	Fiscal Year
(in millions)	2008	2007	2006
Net cash provided from operating activities	$218.5	$275.1	$237.6
Payment of income tax liability associated with gain on sales of businesses	41.3	—	—
Purchases of property, equipment and software	(118.9)	(47.1)	(19.3)
Dividends paid	(30.6)	(25.7)	(16.5)
Proceeds from disposals of plant and equipment	1.5	—	1.0

Free cash flow excluding impact of sales and acquisition of businesses	111.8	202.3	202.8
Payment of income tax liability associated with gain on sales of businesses	(41.3)	—	—
Net proceeds from sales of businesses	149.5	—	—
Acquisition of business	(6.6)	—	—

Free cash flow	$213.4	$202.3	$202.8

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

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the expected annual LIFO cost based on cost changes to date. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs.

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to Citigroup Pension Discount Curve with maturities that approximate the anticipated cash outflows from the plan. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by approximately $2.1 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $2.1 million.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. Tax positions are evaluated by Management in accordance with FIN 48. Management determines whether a tax position should be recognized in the financial statements by evaluating whether it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. For those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties on estimated liabilities for uncertain tax positions are recorded as components of the provision for income taxes.

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity swaps and options to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. Historically, we have also used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. The commodity options and foreign currency forwards and options have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. When used, the mark-to-market values of both the fair value hedging instruments and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. As of June 30, 2008 and 2007, substantially all interest rate swap agreements were terminated. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of operations. If the anticipated future transactions were no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of operations.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies, to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2008, we had the following contractual obligations and other commercial commitments and contingencies:

(in millions)	Total	Fiscal Year					Thereafter
		2009	2010	2011	2012	2013
Long-term debt (1)	$299.0	$23.0	$20.0	—	$100.0	$101.0	$55.0
Estimated interest payments(2)	98.0	20.7	19.3	18.2	11.5	9.7	18.6
Operating leases	12.2	6.2	2.9	1.1	0.5	0.4	1.1
Accrued post-retirement benefits (3)	140.6	11.7	12.4	13.0	13.6	14.1	75.8
Purchase obligations (4)	198.9	169.2	20.1	2.9	2.8	2.6	1.3

Total	$748.7	$230.8	$74.7	$35.2	$128.4	$127.8	$151.8

(1)

Refer to Note 8 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” In addition, we had $12.2 million of outstanding letters of credit as of June 30, 2008

(2)	Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates.

(3)	Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.
(4)	We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business.

As of June 30, 2008, the noncurrent portion of our income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits was approximately $19.3 million. The settlement period for these income tax liabilities cannot be determined and were therefore excluded from the table above.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages, and occupational safety and health. Although compliance with these laws and regulations may affect our costs of operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. We accrue amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2008, no additional accruals were recorded. During fiscal years 2007 and 2006, an additional $0.1 million and $0.3 million, respectively, was accrued related to three environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2008 and 2007, were $5.1 million and $5.5 million, respectively. The estimated range at June 30, 2008 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.1 million and $8.6 million.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRPs. Based upon information currently available, such future costs are not expected to have a material effect on our financial position, results of operations or cash flows. However, such costs could have a material adverse effect in a particular short-term period.

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, the Company has recorded a liability of $21.0 million with respect to this matter, although the Company expects to appeal the Court’s decision.

Duty Drawback

Historically, the Company has participated in a program offered by U.S. Customs and Border Protection (“U.S. Customs”) known as duty drawback. Under the program, the Company claimed a refund of import duties on items manufactured and exported to customers in foreign countries. Certain vendors of the Company prepared certificates authorizing the Company to claim duty drawback refunds against imported goods purportedly shipped by the vendor to the Company. Because of the complexity of the program, the Company engaged a licensed U.S. customs broker specializing in duty drawback claims. The customs broker was responsible for performing the administration of the process, which included maintaining and collecting various forms of supporting evidence for each claim (including collecting appropriate certificates from vendors), as well as preparing and submitting the refund claims.

During fiscal year 2008, the Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also engaged a new licensed U.S. customs broker and suspended the filing of any new duty drawback claims until the investigation can be concluded. The Company intends to cooperate fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represents the Company’s best estimate of probable loss. As a result of the Company’s internal review, the Company has made payments of $1.4 million to U.S. Customs during fiscal year 2008 related to the above contingency.

During the period the Company’s former customs broker was filing claims on the Company’s behalf (July 2003 through December 2006) the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts, we believe that the net remaining reserve recorded of $3.7 million is a reasonable estimate of the probable loss to be incurred related to this matter.

Export Regulations Violations

In the third quarter of fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and/or the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of June 30, 2008.

Other

We are also defending various claims and legal actions, and are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on our financial position, results of operations or cash flows. However, such costs could have a material adverse effect in a particular future short-term period.

Future Outlook

In fiscal year 2009, we expect continuing strong growth driven largely by the favorable industry dynamics in our key aerospace and energy markets. Our first half will be subject to capacity constraints on our premium melt products that should be relieved when the new melting facility and other equipment upgrades come on-line around the beginning of calendar year 2009. We are well situated to respond to the challenges that the current economic conditions are presenting, and anticipate greater demand for our high performance materials as we pursue aggressive goals for new product development. We will also continue our focused efforts on operational excellence that are transforming a 120-year old business.

We expect another year of record earnings and strong free cash flow, although several factors will lead our second half comparisons to be stronger than the first half. We have had significant planned outages including an upgrade to our major rolling mill and an extended maintenance outage on our cleaning facilities that will carry into the first quarter. We would expect overall operating margin in fiscal year 2009 to be constant with fiscal year 2008 results, with an improving trend, as better mix from our premium melt capacity expansion, and cost savings, gradually compensate for the recent downward trend.

Based on the value of our pension and post-retirement benefit plans’ assets and projected costs of the plans as of June 30, 2008, we estimate that net pension expense during fiscal 2009 will be approximately $20.1 million, which equates to a year-to-year difference in reported income from continuing operations of approximately $0.28 per share. The plans are well funded as of June 30, 2008, and we have had no required cash contributions to the plan since 1986.

Forward-looking Statements

This Annual Report on Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) our ability to recoup increases in the costs of energy and raw materials or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts; (8) possible labor disputes or work stoppages; and (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Raw material cost fluctuations may be offset by selling price adjustments, primarily through the use of surcharge mechanisms and base price adjustments. Firm price sales contracts involve a risk of profit margin decline in the event of raw material increases. We reduce this risk on certain raw materials by entering into commodity forward contracts, which are effective hedges of the risk, on these firm sales contracts.

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

The status of our financial instruments as of June 30, 2008 is provided in Note 10 to the consolidated financial statements included in Item 8.—“Financial Statements and Supplementary Data”. Assuming on June 30, 2008, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected and, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that as of June 30, 2008, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Anne L. Stevens
Anne L. Stevens
Chairman, President and Chief Executive Officer

/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008. The Company changed the manner it which it accounts for defined benefit pension and other postretirement plans effective June 30, 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 22, 2008

Consolidated Statements of Income

Carpenter Technology Corporation

For the years ended June 30, 2008, 2007 and 2006

(in millions, except per share data)	2008	2007	2006
NET SALES	$1,953.5	$1,839.0	$1,465.2
Cost of sales	1,496.3	1,411.5	1,056.9

Gross profit	457.2	427.5	408.3

Selling, general and administrative expenses	163.6	123.1	114.9

Operating income	293.6	304.4	293.4

Interest expense	20.5	22.7	23.2
Other income, net	(24.2)	(30.3)	(21.2)

Income before income taxes	297.3	312.0	291.4
Income tax expense	96.8	96.8	91.1

Income from continuing operations	200.5	215.2	200.3

Income from discontinued operations	77.2	12.0	11.5

NET INCOME	$277.7	$227.2	$211.8

EARNINGS PER COMMON SHARE:
Basic:
Income from continuing operations	$4.14	$4.16	$3.94
Income from discontinued operations	1.59	0.24	0.23

Net income	$5.73	$4.40	$4.17

Diluted:
Income from continuing operations	$4.12	$4.09	$3.82
Income from discontinued operations	1.58	0.23	0.22

Net income	$5.70	$4.32	$4.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.5	51.5	50.5

Diluted	48.7	52.5	52.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Carpenter Technology Corporation

For the years ended June 30, 2008, 2007 and 2006

(in millions)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$277.7	$227.2	$211.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	49.2	48.7	47.6
Deferred income taxes	(4.0)	5.7	(11.0)
Net pension (income) expense	(0.1)	4.9	10.8
Net (gain) loss on disposal of property and equipment	(0.9)	1.3	1.0
Gain on sales of businesses	(109.6)	—	—
Changes in working capital and other:
Accounts receivable	6.3	(63.9)	(39.5)
Inventories	17.4	(8.1)	3.6
Other current assets	(8.3)	(4.5)	7.2
Accounts payable	(56.1)	77.8	4.0
Accrued current liabilities	28.5	(14.6)	16.6
Other, net	18.4	0.6	(14.5)

Net cash provided from operating activities	218.5	275.1	237.6

INVESTING ACTIVITIES
Purchases of property, equipment and software	(118.9)	(47.1)	(19.3)
Proceeds from disposals of property and equipment	1.5	—	1.0
Net proceeds from sales of businesses	149.5	—	—
Acquisition of business	(6.6)	—	—
Purchases of marketable securities	(366.2)	(680.3)	(411.8)
Proceeds from sales of marketable securities	722.2	449.4	381.1

Net cash provided from (used for) investing activities	381.5	(278.0)	(49.0)

FINANCING ACTIVITIES
Payments on long-term debt	(33.2)	(0.2)	(0.2)
Dividends paid	(30.6)	(25.7)	(16.5)
Purchases of treasury stock	(425.2)	(28.9)	—
Tax benefits on share-based compensation	1.0	7.7	8.0
Proceeds from common stock options exercised	0.7	4.2	15.0

Net cash (used for) provided from financing activities	(487.3)	(42.9)	6.3

Effect of exchange rate changes on cash and cash equivalents	(10.2)	(6.2)	(1.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102.5	(52.0)	193.3
Cash and cash equivalents at beginning of year	300.8	352.8	159.5

Cash and cash equivalents at end of year	$403.3	$300.8	$352.8

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

Carpenter Technology Corporation

June 30, 2008 and 2007

(in millions, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$403.3	$300.8
Marketable securities	5.3	372.7
Accounts receivable, net of allowance for doubtful accounts of $2.7 and $4.0 at June 30, 2008 and 2007, respectively	285.1	303.2
Inventories	209.0	235.0
Deferred income taxes	19.8	13.3
Other current assets	44.2	30.7

Total current assets	966.7	1,255.7
Property, plant and equipment, net	583.8	537.4
Prepaid pension cost	51.5	132.4
Goodwill	35.2	46.4
Other intangibles, net	19.8	19.2
Other assets	55.2	34.6

Total assets	$1,712.2	$2,025.7

LIABILITIES
Current liabilities:
Accounts payable	$158.4	$215.9
Accrued liabilities	144.2	117.1
Current portion of long-term debt	23.0	33.2

Total current liabilities	325.6	366.2
Long-term debt, net of current portion	276.7	299.5
Accrued postretirement benefits	90.9	90.9
Deferred income taxes	95.7	143.5
Other liabilities	84.1	57.9

Total liabilities	873.0	958.0

Contingencies and commitments (see Note 13)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,608,142 shares at June 30, 2008 and 54,552,244 shares at June 30, 2007; outstanding 45,295,770 shares at June 30, 2008 and 52,243,542 shares at June 30, 2007	273.0	272.8
Capital in excess of par value	197.5	191.6
Reinvested earnings	996.6	751.3
Common stock in treasury (9,312,372 shares and 2,308,702 shares at June 30, 2008 and 2007, respectively), at cost	(484.0)	(65.7)
Accumulated other comprehensive loss	(143.9)	(82.3)

Total stockholders’ equity	839.2	1,067.7

Total liabilities and stockholders’ equity	$1,712.2	$2,025.7

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the years ended June 30, 2008, 2007 and 2006

		Common Stock
(in millions, except per share data)	Convertible Preferred Stock Par Value of $5	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Deferred Compensation	Accumulated Other Comp. Loss	Total Stockholders’ Equity
Balances at June 30, 2005	$19.7	$259.4	$148.4	$354.5	$(35.8)	$(9.2)	$(12.8)	$724.2

Net income				211.8				211.8
Cash Dividends:
Common @ $0.30 per share				(15.0)				(15.0)
Preferred @ $5,362.50 per share				(1.5)				(1.5)
Stock options exercised		5.0	10.0					15.0
Minimum pension liability, net of tax							0.3	0.3
Reclassification of unamortized share-based compensation			(5.8)			5.8		—
Tax benefit on share-based compensation			8.0					8.0
Other	(1.7)	0.6	1.1		(1.5)	1.9	3.1	3.5

Balances at June 30, 2006	18.0	265.0	161.7	549.8	(37.3)	(1.5)	(9.4)	946.3

Net income				227.2				227.2
Cash Dividends:
Common @ $0.4875 per share				(24.9)				(24.9)
Preferred @ $5,362.50 per share				(0.8)				(0.8)
Stock options exercised		2.0	2.2					4.2
Minimum pension liability, net of tax							(6.2)	(6.2)
Tax benefit on share-based compensation			7.7					7.7
Purchase of treasury stock					(28.9)			(28.9)
Conversion of preferred shares to common shares	(18.0)	5.8	12.2					—
Adjustment to initially apply SFAS 158, net of tax							(70.6)	(70.6)
Share-based compensation			6.2		4.5			10.7
Other			1.6		(4.0)	1.5	3.9	3.0

Balances at June 30, 2007	—	272.8	191.6	751.3	(65.7)	—	(82.3)	1,067.7

Net income				277.7				277.7
Pension and post-retirement benefits, net of tax							(57.7)	(57.7)
Net losses on derivative instruments, net of tax							(13.8)	(13.8)
Foreign currency translation							9.9	9.9
Purchase of treasury stock					(425.2)			(425.2)
Cash Dividends:
Common @ $0.63 per share				(30.6)				(30.6)
Share-based compensation			5.0		8.2			13.2
Stock options exercised		0.2	0.5					0.7
Tax benefit on share-based compensation			1.0					1.0
Adjustment to initially apply FIN 48				(1.8)				(1.8)
Other			(0.6)		(1.3)			(1.9)

Balances at June 30, 2008	$—	$273.0	$197.5	$996.6	$(484.0)	$—	$(143.9)	$839.2

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the years ended June 30, 2008, 2007 and 2006

		Common Shares
	Preferred Shares Issued	Issued	Treasury	Net Outstanding
Balances at June 30, 2005	316.8	51,898,474	(2,053,696)	49,844,778

Stock options exercised		1,001,984		1,001,984
Restricted stock awards		10,800	147,816	158,616
Other	(26.4)	98,778	(75,340)	23,438

Balances at June 30, 2006	290.4	53,010,036	(1,981,220)	51,028,816

Stock options exercised		385,916		385,916
Restricted stock awards			199,174	199,174
Conversion of preferred shares to common shares	(290.4)	1,161,714		1,161,714
Purchases of treasury stock			(470,144)	(470,144)
Other		(5,422)	(56,512)	(61,934)

Balances at June 30, 2007	—	54,552,244	(2,308,702)	52,243,542

Stock options exercised		55,550		55,550
Restricted stock awards			153,632	153,632
Purchases of treasury stock			(7,135,411)	(7,135,411)
Other		348	(21,891)	(21,543)

Balances at June 30, 2008	—	54,608,142	(9,312,372)	45,295,770

Consolidated Statements of Comprehensive Income

Carpenter Technology Corporation

For the years ended June 30, 2008, 2007 and 2006

(in millions)	2008	2007	2006
Net income	$277.7	$227.2	$211.8
Unrealized gain on securities classified as available-for-sale, net of tax of $(0.1) million	—	—	0.1
Net (losses) gains on derivative instruments, net of tax of $8.8 million, $1.9 million, and $(1.1) million, respectively	(13.8)	(3.1)	1.9
Pension and post-retirement benefits, net of taxes of $36.7 million, $4.0 million, and $(0.1) million, respectively	(57.7)	(6.2)	0.3
Foreign currency translation	9.9	7.0	1.1

Comprehensive income	$216.1	$224.9	$215.2

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Consolidation – The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for on the equity method of accounting and Carpenter’s share of their income or loss is included in other income, net in the Consolidated Statements of Income.

Stock Split – On October 16, 2007, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. The stock split was distributed on November 15, 2007 to stockholders of record at the close of business on November 6, 2007. All share and per share information has been retroactively adjusted and restated to reflect the impact of the split.

Discontinued Operations – During fiscal 2008, the Company completed the sale of the ceramics and metal shapes businesses, which is more fully discussed in Note 2. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the disposed businesses and the gain on sale have been classified as discontinued operations in the Consolidated Statements of Income for all periods presented. Cash flows related to our disposed operations have not been separately disclosed.

Revenue Recognition – Revenue, net of related discounts and allowances, is recognized when product is shipped and title and risk of loss has transferred to the customer.

Freight and Handling Fees and Costs – Freight and handling costs billed separately to customers are included as part of sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of income.

Research and Development – Research and development expenditures, which amounted to $14.4, $11.5 and $10.2 million in fiscal 2008, 2007 and 2006, respectively, are expensed as incurred and are generally reported in cost of sales in the Consolidated Statement of Income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

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

Notes to Consolidated Financial Statements (continued)

Inventories – Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. For fiscal 2008 and 2007, $76.9 million and $76.6 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Intangible assets – The costs of intangible assets, consisting principally of trademarks, trade names and customer relationships are amortized on a straight-line basis over the estimated useful lives ranging from 15 to 30 years.

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

Notes to Consolidated Financial Statements (continued)

Foreign Currency Translation – Assets and liabilities of most international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive income until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other income, net in the consolidated statement of operations.

Deferred Income Taxes – Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of Carpenter’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Earnings per Share – Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net income adjusted for the assumed shortfall between common and preferred dividends by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed conversion of preferred shares and the effect of all potentially dilutive stock options, nonvested restricted shares and stock units at the end of the period.

Litigation – Periodically, Carpenter and its subsidiaries are parties to lawsuits arising out of the normal course of business. Carpenter records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel considering information known at the time.

Share-Based Compensation – As of June 30, 2008, Carpenter has two share-based employee compensation plans, which are described in detail in Note 16. Beginning July 1, 2005, Carpenter adopted Statement of Financial Accounting Standards No. 123 (R) “Share Based Payment” (“SFAS 123R”) using the modified prospective method. The adoption of SFAS 123R did not have a material effect on operating income, income before taxes, net income, basic earnings per share or diluted earnings per share. In connection with the adoption of SFAS 123R during fiscal 2006, $8.0 million related to the tax benefits associated with share-based compensation was reclassified from net cash provided from operations to net cash provided from financing activities. According to the provisions of SFAS 123R, the Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is recognized over the requisite service period of the award, which is generally the shorter of the vesting period that the holder is required to provide service, or the period from the grant date to the date on which the employee is eligible to retire. Upon retirement, as defined in the Company’s share-based compensation plans, outstanding awards are subject to certain accelerated vesting terms.

Concentration of Credit Risk – Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. No single customer accounted for more than 10% or more of total sales in fiscal 2008, 2007 and 2006.

Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements related to a company’s use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt the provisions of SFAS 157 effective the first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. The Company is currently evaluating the provisions of SFAS 157 as well as FSP SFAS 157-2.

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

Notes to Consolidated Financial Statements (continued)

2.	Divestitures and Acquisition

Divestitures

On March 31, 2008, the Company completed the sale of our ceramics businesses to Morgan Crucible Company plc, a U.K. based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The net proceeds from the sale were $142.6 million, which included $144.5 million of sales price net of $1.9 million of deal costs. The selling price is subject to a working capital adjustment, which the Company preliminarily calculated to be $2.7 million. In June 2008, the Company received an initial payment of the working capital adjustment of $2.0 million, the remaining balance of the estimated working capital adjustment totaling $0.7 million is expected to be collected in the first quarter of fiscal 2009 and is included in other current assets in the accompanying consolidated balance sheet as of June 30, 2008. The Company does not have any significant continuing involvement in the operations after the divestiture.

On June 30, 2008, the Company completed the sale of our metal shapes business, Rathbone Precision Metals (“Rathbone”), to Calvi Holdings, S.r.l. Rathbone is engaged in the business of designing, manufacturing and selling precision formed shape components in a variety of alloys. The operations of Rathbone were historically included on our Engineered Products Operations business segment. The net sales price was $17.4 million, of which $5.0 million was received at closing with the remaining $12.5 million in the form of a note receivable which was paid in full in July 2008. The net proceeds also reflect $0.1 of deal related costs. In conjunction with the sale, Carpenter entered into a long-term supply agreement to provide the buyer with certain raw materials over a five year period.

The following table summarizes the components of discontinued operations:

	Years Ended June 30,
(in millions)	2008	2007	2006
Net sales	$88.9	$105.8	$103.0

Income before income taxes	$13.2	$19.0	$17.8
Less: income tax expense	4.3	7.0	6.3

Income from operations of discontinued businesses, net of tax	8.9	12.0	11.5
Gain on sale of discontinued operations	109.6	—	—
Less: income tax expense on gain	41.3	—	—

Income from discontinued operations, net of tax	$77.2	$12.0	$11.5

The Company has not allocated general corporate overhead charges to the discontinued operations and has elected not to allocate general corporate interest expense.

Notes to Consolidated Financial Statements (continued)

Acquisition

On March 27, 2008, the Company acquired substantially all the assets of Ultrafine Powder Technology, a manufacturer of fine gas atomized powders used by the metal injection molding industry and other specialty markets located in Woonsocket, RI. The purchase price was $6.6 million and was paid in cash at closing. The consideration paid was allocated to $1.8 million of current assets, principally accounts receivable and inventory, $3.2 million of property, plant and equipment, $1.7 million of intangible assets, $0.6 million of goodwill and $0.7 million to accounts payable and accrued expenses.

3.	Earnings per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2008, 2007 and 2006 were as follows:

(in millions, except per share data)	2008	2007	2006
Basic:
Income from continuing operations	$200.5	$215.2	$200.3
Dividends accrued on convertible preferred stock, net of tax benefits	—	(0.8)	(1.5)

Earnings from continuing operations available for common stockholders	$200.5	$214.4	$198.8

Weighted average number of common shares outstanding	48.5	51.5	50.5

Basic earnings from continuing operations per common share	$4.14	$4.16	$3.94

Diluted:
Income from continuing operations	$200.5	$215.2	$200.3
Assumed shortfall between common and preferred dividends	—	(0.4)	(0.8)

Earnings from continuing operations available for common stockholders	$200.5	$214.8	$199.5

Weighted average number of common shares outstanding	48.5	51.5	50.5
Assumed conversion of preferred shares	—	0.8	1.2
Effect of shares issuable under stock based compensation plans	0.2	0.2	0.5

Adjusted weighted average common shares outstanding	48.7	52.5	52.2

Diluted earnings from continuing operations per common share	$4.12	$4.09	$3.82

For the year ended June 30, 2008, options to purchase 0.2 million shares of common stock have been excluded from the calculation of diluted earnings from continuing operations per common share because their effects were anti-dilutive. There were no options to purchase shares of common stock excluded from the calculations of earnings per share for the year ended June 30, 2007 and 2006.

Notes to Consolidated Financial Statements (continued)

4.	Investments in Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of June 30, 2008 and 2007. The following is a summary of marketable securities, all of which were classified as available-for-sale as of June 30, 2008 and 2007:

June 30, 2008 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Corporate bonds	$2.3	—	$2.3
Municipal bonds	3.0	—	3.0

Total current	$5.3	—	$5.3

Non-current
Municipal auction rate securities	$11.3	—	$11.3

June 30, 2007 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Municipal bonds and auction rate securities	$371.5	—	$371.5
Other	1.2	—	1.2

Total current	$372.7	—	$372.7

During 2008, the Company shifted its excess cash investments to more stable and liquid money market type investments, which are classified as cash equivalents, as a result of the issues in the credit markets

As of June 30, 2008, the Company’s marketable securities included auction rate securities with a par value of $11.3 million. The auction rate securities have historically traded at par and are callable at par at the option of the issuer. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate. In addition, as a result of the failed auctions, in the event we need access to the funds invested in these securities, we would not be able to liquidate these securities until: a future auction of these securities is successful, the securities are refinanced or redeemed by the issuers, or a buyer is found in a secondary market. The Company has the intent and ability to hold these securities until the earlier of the anticipated recovery period, redemption by the issuer or the stated maturity date. Since the timing of the recovery of the auction process or redemption by the issuer can not be reasonably estimated, the securities have been classified according to their stated maturity dates. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. We have no reason to believe that any of the underlying issuers of our auction rate securities are currently at risk of default.

For the fiscal years ended June 30, 2008, 2007 and 2006, proceeds from sales of marketable securities were $722.2, $449.4 million and $381.1 million, respectively.

Notes to Consolidated Financial Statements (continued)

5.	Inventories

(in millions)	June 30,
	2008	2007
Raw materials and supplies	$26.3	$29.1
Work in process	111.9	138.3
Finished and purchased products	70.8	67.6

	$209.0	$235.0

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $448.0 and $501.0 million higher as of June 30, 2008 and 2007, respectively. Current cost of LIFO-valued inventories was $580.0 million at June 30, 2008 and $659.5 million at June 30, 2007. The reductions in LIFO-valued inventories decreased cost of sales by $23.4 million during fiscal 2008, $4.4 million during fiscal 2007 and $2.0 million during fiscal 2006.

6.	Property, Plant and Equipment

(in millions)	June 30,
	2008	2007
Land	$8.0	$7.4
Buildings and building equipment	234.3	234.7
Machinery and equipment	1,119.4	1,106.3
Construction in progress	66.0	31.4

Total at cost	1,427.7	1,379.8
Less: accumulated depreciation and amortization	843.9	842.4

	$583.8	$537.4

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	20 – 45
Machinery and equipment	3 – 30

Depreciation and amortization for the years ended June 30, 2008, 2007 and 2006 was $46.8 million, $47.1 million and $45.8 million, respectively.

7.	Goodwill and Other Intangible Assets, Net

Goodwill

Changes to the carrying amount of goodwill during the fiscal years ended June 30, 2008 and 2007 were as follows:

(in millions)	June 30,
	2008	2007
Balance, beginning	$46.4	$46.4
Divestitures	(11.8)	—
Acquisitions	0.6	—

Balance, ending	$35.2	$46.4

Notes to Consolidated Financial Statements (continued)

Carpenter conducted its annual impairment review as of June 30, 2008 and 2007 and determined that there was no goodwill impairment. At June 30, 2008 and 2007 the goodwill recorded was associated with the Advanced Metals Operations segment.

Other Intangible Assets, Net

	June 30,
	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$30.6	$(11.7)	$18.9	$29.9	$(10.7)	$19.2
Other	0.9	—	0.9	—	—	—

Total	$31.5	$(11.7)	$19.8	$29.9	$(10.7)	$19.2

Carpenter recorded $1.0 million of amortization expense during fiscal year 2008, $0.9 million during fiscal year 2007, and $1.0 million during fiscal year 2006. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

8.	Debt

The Company maintains a $150 million revolving credit facility which expires in August 2010. The revolving credit facility includes two financial covenants, a minimum EBITDA-to-interest expense coverage and a maximum debt-to-capital ratio.

At fiscal year end, the Company had $12.2 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($137.8 million) was available to the Company. In addition to this facility, the Company had $50 million available to it under an Accounts Receivable Purchase Facility (see Note 9).

Long-term debt outstanding as of June 30, 2008 and 2007 consisted of the following:

(in millions)	June 30,
	2008	2007
Senior unsecured notes, 6.625% due May 2013	$100.4	$99.5
Medium-term notes, Series B at 6.28% to 7.10% due from April 2008 to 2018 (face value of $99.0 million at June 30, 2008 and 132.0 million at June 30, 2007)	99.0	132.3
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2008 and 2007)	100.3	100.4
Other	—	0.5

Total	299.7	332.7
Less amounts due within one year	23.0	33.2

Long-term debt, net of current portion	$276.7	$299.5

The carrying value of the notes includes fair value adjustments for interest swap contracts of $1.4 million and $1.0 million for deferred gains on settled interest rate swaps as of June 30, 2008 and 2007, respectively. The deferred gains on settled interest rate swap contracts are being recognized as reductions to interest expense over the remaining term of the notes, which ranges from one to four years.

Notes to Consolidated Financial Statements (continued)

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2009, are $20.0 million in fiscal 2010, $0.0 million in fiscal 2011, $100.0 million in fiscal 2012 and $101.0 million in fiscal 2013.

For the years ended June 30, 2008, 2007 and 2006, interest costs totaled $22.8 million, $23.2 million and $23.5 million, respectively, of which $2.3 million, $0.5 million and $0.3 million, respectively, were capitalized as part of the cost of plant, equipment and software.

9.	Accounts Receivable Purchase Facility

Carpenter maintains a $50 million accounts receivable purchase facility (“Purchase Facility”) with an independent financial institution which expires in March 2010. Pursuant to the terms of the Purchase Facility, Carpenter may sell a participating interest in certain accounts receivable to the independent financial institution.

During the fiscal years ended June 30, 2008, 2007 and 2006, no sales of interests in accounts receivable were initiated and accordingly there has been no utilization of the Purchase Facility.

10.	Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30,
(in millions)	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$403.3	$403.3	$300.8	$300.8
Marketable securities	$16.6	$16.6	$372.7	$372.7
Company-owned life insurance	$9.8	$9.8	$11.4	$11.4
Long-term debt	$299.7	$309.0	$332.7	$341.9
Commodity swaps and options	$(18.3)	$(18.3)	$8.7	$8.7
Foreign currency forwards and options	$(3.3)	$(3.3)	$(1.4)	$(1.4)

The carrying amounts for cash and cash equivalents approximate their fair values due to the short-term maturities of these instruments. As discussed further in Note 4, marketable securities included certain municipal auction rate securities. The carrying amount of the municipal auction rate securities are based on the par value of the securities, which the Company believes approximates fair value. The carrying amount for other marketable securities is based on quoted market prices. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2008 and 2007 were determined by using current interest rates.

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

Notes to Consolidated Financial Statements (continued)

Carpenter’s current risk management strategies include the use of derivative instruments to reduce certain risks. These strategies are:

•	The use of commodity forwards and options to fix the price of a portion of future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities.

•

The use of foreign currency forwards and options to hedge a portion of future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates.

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

The Company has designated commodity forwards and options and foreign currency forwards and options as cash flow hedges of anticipated commodity transactions, anticipated foreign exchange transactions and scheduled interest payments, respectively. Fair values for outstanding derivative instruments that are designated as cash flow hedges are accumulated in other comprehensive income in stockholders’ equity. The fair values are released to earnings when the related hedged items impact earnings. Amounts reclassified to the Consolidated Statement of Income are included in cost of sales (commodity hedges) and sales (foreign currency hedges). If an anticipated transaction is no longer expected to occur, unrealized gains and losses on the related hedge are reclassified to the Consolidated Statement of Income. The changes in other accumulated comprehensive income associated with derivative hedging activities during the year ended June 30, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Balance at July 1	$2.4	$5.6	$3.8
Current period changes in fair value, net of tax	(15.2)	35.2	11.2
Reclassifications to earnings, net of tax	1.4	(38.4)	(9.4)

Balance at June 30	$(11.4)	$2.4	$5.6

The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statements of income. As of June 30, 2008 and 2007, substantially all interest rate swap agreements had been terminated.

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

Any ineffectiveness is recorded in the Consolidated Statement of Income. The ineffectiveness for existing derivative instruments for the years ended June 30, 2008, 2007 and 2007 was immaterial.

Notes to Consolidated Financial Statements (continued)

As of June 30, 2008, $11.4 million after taxes of net losses from derivative instruments was included in accumulated other comprehensive loss. Losses of $9.9 million after taxes are expected to be reclassified to the Consolidated Statement of Income within one year. Losses of $1.5 million are expected to be reclassified to the Consolidated Statement of Income after one year.

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

11.	Accrued Liabilities

(in millions)	June 30,
	2008	2007
Compensation	$44.9	$37.7
Employee benefits	31.7	30.0
Derivative financial instruments	22.7	2.1
Legal	13.4	—
Deferred revenue	6.7	2.1
Interest	5.1	5.5
Environmental costs	1.5	1.5
Professional services	1.3	0.8
Taxes, other than income	0.8	4.2
Income taxes	—	19.9
Other	16.1	13.3

	$144.2	$117.1

12.	Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Benefit payments are paid from Corporate assets. Plan assets are maintained in a Voluntary Employee Benefit Association Trust (“VEBA”) and are principally invested in equity securities.

Carpenter uses a measurement date of June 30 for the majority of its plans.

Notes to Consolidated Financial Statements (continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

(in millions)	Pension Plans		Other Postretirement Plans
	2008	2007	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$815.0	$773.1	$193.6	$182.4
Service cost	19.0	17.5	2.6	2.3
Interest cost	49.1	46.8	11.6	11.0
Benefits paid	(53.2)	(50.0)	(12.9)	(11.7)
Actuarial (gain) loss	(52.5)	25.6	(11.8)	8.3
Plan amendments	—	1.5	—	—
Other	(0.4)	0.5	2.3	1.3

Projected benefit obligation at end of year	$777.0	$815.0	$185.4	$193.6

Change in plan assets:
Fair value of plan assets at beginning of year	$907.1	$819.4	$87.1	$72.5
Actual return on plan assets	(68.4)	134.5	(8.5)	14.9
Benefits paid from plan assets	(53.2)	(50.0)	(12.9)	(11.7)
Contributions	3.9	3.2	12.6	11.4
Other	—	—	—	—

Fair value of plan assets at end of year	$789.4	$907.1	$78.3	$87.1

Funded status of the plans:	$12.4	$92.1	$(107.1)	$(106.5)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid pension cost	51.5	132.4	—	—
Accrued liabilities – current	(3.3)	(2.7)	(16.2)	(15.6)
Other liabilities – noncurrent	(35.8)	(37.6)	—	—
Accrued postretirement benefits	—	—	(90.9)	(90.9)

Net amount recognized	$12.4	$92.1	$(107.1)	$(106.5)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$211.3	$125.7	$43.2	$41.0
Prior service cost (credit)	7.5	8.9	(35.4)	(43.3)

Total	$218.8	$134.6	$7.8	$(2.3)

Additional information:
Accumulated benefit obligation for all pension plans	$704.3	$737.0	N/A	N/A

Carpenter has several underfunded pension plans that are included in the data presented above. As of June 30, 2008 and 2007, the projected benefit obligation of the underfunded plans was $44.7 million and $46.1 million, the total fair value of assets was $5.5 million and $5.7 million, and the accumulated benefit obligation was $39.6 million and $43.2 million, respectively.

Notes to Consolidated Financial Statements (continued)

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits are as follows:

	Pension Plans			Other Postretirement Plans
(in millions)	2008	2007	2006	2008	2007	2006
Service cost	$19.0	$17.5	$19.0	$2.6	$2.3	$2.7
Interest cost	49.1	46.8	40.4	11.6	11.0	10.7
Expected return on plan assets	(73.8)	(67.6)	(66.2)	(7.4)	(6.1)	(5.8)
Amortization of net loss	3.5	6.2	11.9	1.9	2.1	5.1
Amortization of prior service cost (benefit)	1.1	0.9	0.9	(7.9)	(7.9)	(7.9)
Curtailment	0.2	—	—	—	—	—

Net pension (income) expense	$(0.9)	$3.8	$6.0	$0.8	$1.4	$4.8

As disclosed in Note 2, the Company completed the sale of certain business units during fiscal year 2008. As a result of the Company’s decision to divest these business units, the Company recognized a curtailment loss of $0.2 million in fiscal 2008 as prescribed by SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The curtailment loss recorded is due to the significant reduction in the expected aggregate years of future service of the employees of the divested businesses.

The service cost component of Carpenter’s net pension (income) expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment data presented in Note 19.

Principal actuarial assumptions at June 30:

	Pension Plans			Other Postretirement Plans
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	6.75%	6.25%	6.25%	6.75%	6.25%	6.25%
Rate of compensation increase	3.65%	3.64%	3.64%	N/A	N/A	N/A

Notes to Consolidated Financial Statements (continued)

	Pension Plans			Other Postretirement Plans
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	6.25%	6.25%	5.00%	6.25%	6.25%	5.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Long-term rate of compensation increase	3.64%	3.64%	3.64%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2008	2007
Assumed health care cost trend rate	10%	10%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.6 million and increase the postretirement benefit obligation by $7.7 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.5 million and decrease the postretirement benefit obligation by $10.5 million.

Net pension expense in fiscal year 2009 is estimated to be $20.1 million, comprised of $17.8 million of net periodic benefit costs for pension plans and $2.3 million of net periodic benefit costs for other post-retirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net pension expense for fiscal 2009 were 6.75% and 8.00% percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2009 are:

(in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (credit)	$1.0	$(7.9)	$(6.9)
Amortization of net actuarial loss	9.5	2.1	11.6

Amortization of accumulated other comprehensive loss	$10.5	$(5.8)	$4.7

Notes to Consolidated Financial Statements (continued)

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2008 and 2007, by asset category are as follows:

	June 30,
	2008	2007
Equity securities	61.5%	63.4%
Fixed income securities	38.4	36.6
Cash and cash equivalents	0.1	—

Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

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

The assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2008 and 2007.

Cash Flows – Employer Contributions

Carpenter’s pension plans remain well funded as measured under ERISA rules, and the Company was not required to make contributions to the plans during fiscal years 2008, 2007 or 2006. No contribution is anticipated for fiscal 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

($ millions)	Pension Benefits	Other Benefits
2009	$54.4	$11.7
2010	$55.6	$12.4
2011	$57.1	$13.0
2012	$59.8	$13.6
2013	$61.7	$14.1
2014 – 2018	$335.1	$75.8

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions were $5.6 million in fiscal 2008, $5.3 million in fiscal 2007 and $4.8 million in fiscal 2006.

13.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2008, no additional accruals were recorded. During fiscal years 2007 and 2006, an additional $0.1 million and $0.3 million, respectively, was accrued related to three environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2008 and 2007, were $5.1 million and $5.5 million, respectively. The estimated range at June 30, 2008 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.1 million and $ 8.6 million.

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants,

Notes to Consolidated Financial Statements (continued)

except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, the Company has recorded a liability of $21.0 million with respect to this matter, although the Company expects to appeal the Court’s decision.

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

As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation which must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of probable loss. As a result of the Company’s internal review, the Company has made payments of $1.4 million to U.S. Customs through June 30, 2008 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $3.7 million is a reasonable estimate of the probable loss to be incurred related to the investigation.

Export Regulations Violations

In the third quarter of this year, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations

Notes to Consolidated Financial Statements (continued)

can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of June 30, 2008.

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

Carpenter has entered into purchase agreements primarily for various key raw materials and equipment at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate approximately $198.9 million. Of this amount, $169.2 million relates to fiscal 2009, $20.1 million to fiscal 2010, $2.9 million to fiscal 2011, $2.8 million to fiscal 2012, $2.6 million to fiscal 2013 and $1.3 million thereafter.

14.	Operating Leases

Carpenter leases certain facilities and equipment under operating leases. Total rent expense was $6.6 million, $6.7 million and $5.5 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2008 are: $6.2 million in fiscal 2009, $2.9 million in fiscal 2010, $1.1 million in fiscal 2011, $0.5 million in fiscal 2012, $0.4 million in fiscal 2013, and $1.1 million thereafter.

15.	Share Repurchase Program

In December 2007, the Company’s Board of Directors authorized an additional share repurchase program as a result of the completion of the purchases of the previously authorized $250.0 million share repurchase program. The additional program authorizes the purchase of up to $250.0 million of the Company’s outstanding common stock. According to the terms of the additional share repurchase program, purchases will be funded with available cash and made from time to time in either the open market or through private transactions. The timing or amount of the shares to be repurchased cannot be assured. Under the terms of the share repurchase programs, the Company purchased 7,135,411 of its common stock on the open market for $425.2 million during the year ended June 30, 2008.

Notes to Consolidated Financial Statements (continued)

The following is a summary of shares purchased during the year ended June 30, 2008 under the respective share repurchase programs:

Date Authorized by the Board of Directors	Total Authorized	Shares Purchased	Cost of Shares Purchased	Authorized Amount Remaining Available for Future Purchases as of June 30, 2008
September 2006	$250.0	3,622,870	$221.2	—
December 2007	$250.0	3,512,541	$204.0	$46.0

		7,135,411	$425.2	$46.0

16.	Share-Based Compensation

Carpenter has two share-based compensation plans covering officers and key employees: a 1993 plan and a share-based compensation plan covering non-employee directors. Awards granted under the share-based compensation plans are generally paid from shares held in treasury and any additional required share payments are made with newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $13.2 million, $10.7 million, and $7.4 million for the years ended June 30, 2008, 2007 and 2006, respectively.

1993 Plan:

The 1993 plan provides that the Board of Directors may grant stock options, restricted stock, and restricted stock units, and determine the terms and conditions of each grant. The 1993 plan provides the Chief Executive Officer with limited authority to grant awards. In October 2006, the stockholders authorized a 4,600,000 share increase to the aggregate number of shares of the Company’s common stock issuable under the 1993 plan. As of June 30, 2008, 4,391,986 shares were available for awards which may be granted under this plan.

Director’s Plan:

The Director’s plan provides for the granting of stock options, performance units and stock units to non-employee Directors. In October 2006, the stockholders authorized a 1,000,000 share increase to the aggregate number of shares of the Company’s common stock issuable under the Director’s plan. At June 30, 2008, 1,108,540 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans):

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are generally exercisable after one to three years of service and expire no longer than ten years from the grant date.

Notes to Consolidated Financial Statements (continued)

No options were issued in fiscal year 2006. The fair value of stock options awarded in fiscal year 2007 and 2008 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2008	2007
Expected volatility	46%	66%
Dividend yield	2%	1%
Risk-free interest rate	3.5%	4.8%
Expected term (in years)	5.0	5.0

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2005	1,587,380	$13.57

Granted	—	—
Exercised	(1,001,984)	14.95
Cancelled	(14,000)	11.01

Outstanding at June 30, 2006	571,396	11.20

Granted	68,500	59.29
Exercised	(385,916)	10.99
Cancelled	(1,200)	22.78

Outstanding at June 30, 2007	252,780	24.50
Granted	232,876	46.43
Exercised	(55,550)	12.81
Cancelled	—	—

Outstanding at June 30, 2008	430,106	$37.88	8.0 Years	$4.2

Exercisable at June 30, 2008	178,230	$23.81	5.4 Years	$4.2

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$5 - $10	50,300	4.6	$7.91	50,300	$7.91
$10 - $20	78,430	4.0	13.04	78,430	13.04
$40 - $65	301,376	9.6	49.35	49,500	57.04

	430,106		$37.88	178,230	$23.81

Notes to Consolidated Financial Statements (continued)

The weighted average grant date fair value of options awarded during fiscal 2008 and 2007 was $18.42 and $33.17, respectively. No stock options were awarded in fiscal 2006. Share based compensation charged against income related to stock options for the years ended June 30, 2008, 2007 and 2006 was $2.0 million, $0.7 million and $0.2 million, respectively. As of June 30, 2008, $3.9 million of compensation cost related to non vested stock options remains to be recognized over a weighted average remaining life of 2.2 years.

Of the options outstanding at June 30, 2008, 293,880 related to the 1993 plan and 136,226 related to the Directors’ Plan.

Restricted Stock Awards (all plans):

Performance-based restricted share awards are earned only if Carpenter achieves certain performance goals during a specified performance period according to the terms determined by the Board at the date of the grant. These shares vest from one to two years from the date of the attainment of the specified performance goals. When performance-based restricted shares are earned, compensation cost is determined and charged to expense beginning in the performance period through the vesting period. During fiscal years 2008, 2007 and 2006, 133,325 shares, 71,514 shares and 126,716 shares, respectively, were earned and, $4.5 million, $5.3 million and $5.4 million, respectively, was charged to expense related to performance-based restricted shares.

Time-based restricted share awards vest from the date of grant to periods ranging principally from three to five years. When time-based restricted shares are awarded, compensation cost is determined using the grant-date. During fiscal years 2008, 2007 and 2006, 97,938, 166,960 and 31,900 shares, respectively, were granted. Amounts charged to expense for the vesting of time-based restricted shares were $6.3` million, $4.2 million and $1.4 million for the years end June 30, 2008, 2007 and 2006, respectively.

The following table represents nonvested restricted shares that were granted and outstanding as of June 30, 2008 and 2007:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested Balance at June 30, 2006	343,466	$35.34

Time-based granted	166,960	$55.11
Performance-based earned	71,514	$55.76
Vested	(180,250)	$44.86
Forfeited	(47,716)	$32.27

Nonvested Balance at June 30, 2007	353,974	$46.33

Time-based granted	97,938	$54.70
Performance-based earned	133,325	$67.57
Vested	(68,558)	$56.67
Forfeited	(75,480)	$40.54

Nonvested Balance at June 30, 2008	441,199	$53.19

As of June 30, 2008, $10.9 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 1.7 years.

Notes to Consolidated Financial Statements (continued)

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

The following table represents director stock units that were granted and outstanding as of June 30, 2008 and 2007:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2006	85,821	$17.10

Granted	9,022	$56.63
Dividend equivalents	586	—
Converted to common stock	(27,966)	$13.90

Outstanding at June 30, 2007	67,463	$22.71

Granted	7,099	$62.86
Dividend equivalents	800	—

Outstanding at June 30, 2008	75,362	$30.23

Compensation cost is determined using the grant-date fair value and charged to expense over the vesting period of one year and amounted to $0.5 million, $0.5 million and $0.4 million in the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008, $0.1 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

17.	Income Taxes

Income from continuing operations before income taxes for the Company’s domestic and international operations was as follows:

(in millions)	2008	2007	2006
Domestic	$262.1	$281.6	$264.5
International	35.2	30.4	26.9

Income before income taxes	$297.3	$312.0	$291.4

Notes to Consolidated Financial Statements (continued)

The provision (benefit) for income taxes from continuing operations consisted of the following:

(in millions)	2008	2007	2006
Current:
Federal	$83.4	$79.2	$82.1
State	7.9	4.0	11.5
Foreign	9.9	8.2	7.6
Deferred:
Federal	(1.9)	7.9	(3.1)
State	(3.1)	(1.8)	(3.6)
Foreign	0.6	(0.7)	(3.4)

	$96.8	$96.8	$91.1

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to actual effective income tax provision:

(% of pre-tax income)	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Extraterritorial income exclusion	—	(0.2)	(1.6)
IRS and state tax examinations settlements	—	(1.3)	—
State income taxes, net of federal tax benefit	2.0	2.2	2.7
Reversal of prior year tax valuation allowances	(0.8)	(1.1)	(2.0)
Domestic manufacturing deduction	(1.9)	(0.8)	(1.0)
Nontaxable income	(1.5)	(1.5)	(0.7)
Other, net	(0.2)	(1.3)	(1.1)

Effective income tax rate	32.6%	31.0%	31.3%

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2008 and 2007:

(in millions)	2008	2007
Deferred tax liabilities:
Depreciation	$155.5	$156.8
Prepaid pension cost	98.0	96.5
Intangible assets	5.0	9.0
Inventories	8.2	7.2
Other	—	0.7

Total deferred tax liabilities	266.7	270.2

Deferred tax assets:
Postretirement provisions	47.1	51.9
Net operating loss carryforwards	17.4	20.2
Other reserve provisions	43.3	21.0
Pensions	94.9	59.0
Tax credit carryforwards	—	2.0
Valuation allowances	(11.9)	(14.1)

Total deferred tax assets	190.8	140.0

Net deferred tax liability	$75.9	$130.2

Notes to Consolidated Financial Statements (continued)

As of June 30, 2008, the Company had state net operating losses of $273.7 million available to be carried forward to future years. The state net operating losses begin to expire in 2009.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain of its tax net operating loss carryforwards. As of June 30, 2008 and 2007, the valuation allowance was $11.9 million and $14.1 million, respectively. Under Statement of Financial Accounting Standards No. 109 (“SFAS109”), valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable state income, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal years 2008 and 2007. In fiscal 2008 and 2007, tax benefits were recognized through reductions of the valuation allowance in the amount of $2.3 million and $3.5 million, respectively.

At June 30, 2008, we had undistributed earnings of international subsidiaries, amounting to $89.9 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustments for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

Carpenter is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. The Company has settled all IRS examinations through June 30, 2002.

As required, the Company adopted FIN 48 on July 1, 2007 which resulted in the Company recognizing a $3.7 million increase in liabilities related to liabilities for unrecognized tax benefits, and a $1.9 million increase in deferred tax assets for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. The net result of these recognized assets and liabilities was a reduction to beginning retained earnings of $1.8 million. The Company’s total gross liabilities for unrecognized tax benefits at the date of adoption were $21.9 million, which included $2.5 million of accrued interest and penalties.

(in millions)	2007
Balance as of July 1, 2007	$19.4
Additions based on tax positions of prior years	0.6
Additions based on tax positions of current years	0.7
Reductions based on tax positions of prior year	(0.6)
Settlements	(0.3)

Balance as of June 30, 2008	$19.8

It is the Company’s policy to classify interest and penalties recognized on underpayment of income taxes as income tax expense. For the year ended June 30, 2008, the Company’s tax provision included $1.7 million related to interest and penalties.

Notes to Consolidated Financial Statements (continued)

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized at June 30, 2008, would affect the Company’s effective tax rate was approximately $9.3 million. The total estimated unrecognized tax benefit that, if recognized at June 30, 2008, would be recorded in stockholders’ equity was approximately $10.3 million. It is reasonably possible that the amount of the unrecognized tax benefits will decrease by approximately $9.2 - $10.2 million within the next 12 months of the reporting date of the Company’s consolidated financial statements as a result of the expiration of the statutes of limitations in certain jurisdictions.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2005
States:
Pennsylvania	2003
California	2006
Illinois	2005

Foreign:
Belgium	2005
Mexico	2002

18.	Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	2008	2007	2006
Interest income	$(16.5)	$(21.9)	$(13.9)
Continued dumping and subsidy offset	(8.4)	(6.4)	(4.7)
Foreign exchange loss (gain)	2.5	0.4	(1.0)
Increase in equity in minority interests of unconsolidated subsidiaries	(1.1)	(1.2)	(1.6)
Other	(0.7)	(1.2)	—

	$(24.2)	$(30.3)	$(21.2)

19.	Segment Information, Geographic and Product Data

As a result of the divestitures, more fully described in Note 2, the Company now has two continuing operations reportable business segments: Advanced Metals Operations and Premium Alloys Operations.

Notes to Consolidated Financial Statements (continued)

The Advanced Metals Operations (“AMO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys, stainless steels, and titanium in the form of small bars and rods, wire, narrow strip and powder. Products in this segment typically go through more finishing operations, such as rolling, turning, grinding, drawing, and atomization, than products in our PAO segment. Also, sales in the AMO segment are spread across many end-use markets, including the aerospace, industrial, consumer, automotive, and medical industries. AMO products are sold under the Carpenter, Dynamet, Talley, Carpenter Powder Products and Aceros Fortuna brand names.

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

On a consolidated basis, Carpenter’s sales were not materially dependent on a single customer or a small group of customers.

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Segment Data (in millions)	2008	2007	2006
Net Sales:
Advanced Metals Operations	$1,390.7	$1,365.2	$1,092.1
Premium Alloys Operations	575.7	475.7	375.0
Intersegment	(12.9)	(1.9)	(1.9)

Consolidated net sales	$1,953.5	$1,839.0	$1,465.2

Operating Income:
Advanced Metals Operations	$188.7	$202.9	$198.1
Premium Alloys Operations	144.7	120.1	113.7
Corporate costs	(61.8)	(33.2)	(28.2)
Pension earnings, interest & deferrals	21.7	14.5	10.4
Intersegment	0.3	0.1	(0.6)

Consolidated operating income	$293.6	$304.4	$293.4

Notes to Consolidated Financial Statements (continued)

Geographic Data (in millions)	2008	2007	2006
Net Sales:(a)
United States	$1,298.0	$1,303.5	$1,003.0
Europe	364.2	286.3	264.2
Asia Pacific	114.9	88.7	72.2
Mexico	79.8	75.7	64.6
Canada	52.7	46.6	34.8
Other	43.9	38.2	26.4

Consolidated net sales	$1,953.5	$1,839.0	$1,465.2

(a) Net sales were attributed to countries based on the location of the customer.

Long-lived assets: (in millions)	2008	2007	2006
United States	$716.8	$733.8	$854.3
Europe	13.2	18.5	17.9
Asia Pacific	13.8	13.2	11.8
Mexico	1.6	3.1	3.1
Canada	0.1	0.1	0.2
Other	—	1.3	1.3

Consolidated long-lived assets	$745.5	$770.0	$888.6

Product Data (in millions)	2008	2007	2006
Special alloys	$1,019.8	$902.8	$703.8
Stainless steels	668.1	667.4	520.6
Titanium products	180.6	188.2	176.3
Other materials	85.0	80.6	64.5

Total net sales	$1,953.5	$1,839.0	$1,465.2

20.	Supplemental Data

The following are additional required disclosures and other material items:

(in millions)	2008	2007	2006
Cost Data:
Repairs and maintenance costs	$68.2	$61.6	$52.2

Cash Flow Data:
Cash paid during the year for:
Interest payments	$23.5	$23.3	$23.3
Income tax payments, net	$148.8	$99.8	$78.1

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Conversions of preferred shares to common shares	—	$18.0	—

Notes to Consolidated Financial Statements (continued)

(in millions)	2008	2007	2006
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$5.9	$(3.9)	$(11.0)
Pension and post-retirement benefits	(138.4)	(10.2)	(4.0)
Effect of adoption of SFAS 158	—	(70.6)	—
Net unrealized (losses) gains on derivatives	(11.4)	2.4	5.6

	$(143.9)	$(82.3)	$(9.4)

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal 2008
Net sales	$448.0	$442.8	$506.4	$556.3

Gross profit	$115.3	$116.1	$108.5	$117.3

Operating income	$82.1	$79.5	$74.7	$57.3

Income from continuing operations	$55.3	$57.2	$50.5	$37.5

Net income	$57.7	$56.1	$120.0	$43.9

Fiscal 2007
Net sales	$376.5	$417.1	$512.3	$533.1

Gross profit	$95.8	$89.9	$121.2	$120.6

Operating income	$67.7	$57.8	$91.4	$87.5

Income from continuing operations	$47.7	$44.9	$63.7	$58.9

Net income	$51.2	$48.1	$66.6	$61.3

Earnings per common share
Fiscal 2008

Basic earnings
Income from continuing operations	$1.08	$1.17	$1.05	$0.81

Net income	$1.13	$1.15	$2.50	$0.95

Diluted earnings
Income from continuing operations	$1.07	$1.17	$1.05	$0.81

Net income	$1.12	$1.14	$2.49	$0.95

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007

Basic earnings
Income from continuing operations	$0.93	$0.87	$1.24	$1.12

Net income	$1.00	$0.94	$1.30	$1.17

Diluted earnings
Income from continuing operations	$0.91	$0.85	$1.21	$1.12

Net income	$0.97	$0.91	$1.27	$1.17

Weighted average common shares outstanding (in millions)
Fiscal 2008
Basic	51.4	48.7	48.0	46.1
Diluted	51.6	49.0	48.3	46.4
Fiscal 2007
Basic	51.1	51.2	51.4	52.3
Diluted	52.5	52.7	52.6	52.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008 were effective at the reasonable assurance level.

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

(c)	Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Listed below are the names of our corporate executive officers, including those required to be listed as executive officers for Securities and Exchange Commission purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders. All of the corporate officers listed below have held responsible positions with the registrant for more than five years except for Anne L. Stevens, who joined Carpenter on October 18, 2006; K. Douglas Ralph, who joined Carpenter on July 9, 2007, Oliver C. Mitchell, Jr., who joined Carpenter on September 4, 2007 and T. Kathleen Hanley, who joined Carpenter on January 8, 2007.

Anne L. Stevens was appointed Chairman, President and Chief Executive Officer effective November 1, 2006. Ms. Stevens most recently served as Executive Vice President of Ford Motor Company and Chief Operating Officer of the Americas from November 2005 to October 2006, with responsibility for Ford’s North and South American product development, vehicle launch, manufacturing and material purchasing activities. Prior to this, beginning in 2003, Ms. Stevens had served as Group Vice President, Canada, Mexico and South America. Before joining Ford in 1990, Ms. Stevens held engineering, manufacturing and marketing positions for over ten years at Exxon Corporation. Ms. Stevens has been a member of the Board of Directors of Lockheed Martin since 2002.

K. Douglas Ralph was appointed Senior Vice President and Chief Financial Officer effective July 9, 2007. Mr. Ralph most recently served as Executive Vice President and Chief Financial Officer at Foamex International, Inc. from February 2003 to April 2006. Foamex International, Inc. is a leading manufacturer of flexible polyurethane foam for bedding, furniture, automotive, carpet cushion, and other consumer and industrial applications in North America. At Foamex International, Inc., Mr. Ralph had responsibility for total financial operations, including accounting, treasury, investor relations and information technology of the $1.3 billion global company. Prior to joining Foamex International, Inc., Mr. Ralph spent 21 years as a financial executive for the Procter & Gamble Company.

Michael L. Shor was appointed Senior Vice President – Premium Alloys Operations, effective July 27, 2007. In this position, Shor is responsible for revenue growth and operational effectiveness for Carpenter’s Reading based manufacturing operations. Prior to this position, Shor served as Sr. Vice President-Engineered Products Operations from 2004 to 2007. Previously, Shor served as Sr. Vice President, Specialty Alloys Operations of Carpenter from 2000 to 2004. In this position, he had overall responsibility for the restructuring of Carpenter’s largest division while leading it to long-term sustainable revenue and profit growth.

Mark S. Kamon was appointed Senior Vice President – Advanced Metals Operations, effective July 27, 2007. Mr. Kamon is responsible for Carpenter’s metal powder and bar, strip and wire and finishing operations. Prior to assuming his current position, Mr. Kamon was President of the Company’s Dynamet operations since 2000. Mr. Kamon joined Carpenter in November 2000 and has vast experience in carbon and specialty steel manufacturing, spending most of his career with Lukens Steel Company.

Oliver C. Mitchell, Jr. was appointed Senior Vice President – General Counsel and Secretary effective September 4, 2007. Mr. Mitchell was most recently was Counsel to The Margolis Law Firm, LLC of New Jersey and New York, where he advised individuals and corporations on a number of issues, including labor, employment, compliance, regulatory and litigation matters. Mr. Mitchell also worked as an Assistant General Counsel at Ford Motor Company, where he was responsible for all commercial, consumer, Superfund, dealer, employment and other non-product litigation matters.

Dr. Sunil Y. Widge was appointed Senior Vice President and Chief Technology Officer effective April 25, 2007. Prior to that, Dr. Widge was the Vice President for Business Development and Chief Technology Officer for the Specialty Alloys Operations. Dr. Widge joined Carpenter in 1976 as an assistant metallurgist in the High Temperature Alloy operation and was promoted to positions of increasing responsibility in the years that followed, including Director of Research and Development, Vice President for Technology and Quality, and Vice President – Forged Bar Business Group and Technology.

T. Kathleen Hanley was appointed Sr. Vice President, Organizational Effectiveness, Strategy and Corporate Staffs of Carpenter Technology Corporation in January 2007. In this position, Ms. Hanley is responsible for all of Human Resources, Strategy, Public Affairs and Information Technology. Previously, Ms. Hanley served as Quality Systems Expert for Ford Motor Company. In this position, she had responsibility for coordinating system interventions designed to restore the reputation of the Ford brand and coach top executives on improvement of cultural factors impacting current quality performance.

Name	Age	Positions	Assumed Present Position
Anne L. Stevens	58	Chairman, President and Chief Executive Officer Director	November 2006

K. Douglas Ralph	47	Senior Vice President – Finance and Chief Financial Officer	July 2007

Michael L. Shor	49	Senior Vice President – Premium Alloys Operations	July 2007

Mark S. Kamon	54	Senior Vice President – Advanced Metals Operations	July 2007

Oliver C. Mitchell, Jr.	53	Senior Vice President – General Counsel and Secretary	September 2007

Sunil Y. Widge	58	Senior Vice President – Chief Technology Officer	April 2007

T. Kathleen Hanley	55	Senior Vice President – Organizational Effectiveness, Strategy and Corporate Staffs	January 2007

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance.”

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporate herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the caption “Audit/Finance Committee Report.”

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporate herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the caption “General Information.”

On November 14, 2007, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2008, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.	Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the caption “Security Ownership of Certain Owners.”

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	430,106	$37.88	5,500,526	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	430,106	$37.88	5,500,526	(1)

(1)

Includes 4,391,986 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock, and restricted stock units) and 1,108,540 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units.)

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal 2008 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statement Schedule:

(1)	The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. “Financial Statements and Supplementary Data:”):

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The exhibit numbers correspond to the paragraph numbers designated in Item 601 of Regulation S-K.

Exhibit No.	Description
3(A)	Restated Certificate of Incorporation, dated October 26, 1998, is incorporated herein by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed on September 9, 2005.

3(B)	By-Laws, amended as of August 24, 2006, are incorporated herein by reference to Exhibit 3(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

4(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

4(B)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

4(C)	Prospectus, dated February 13, 1998, and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

4(D)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s (i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and (ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(C) to Carpenter’s Registration Statement No. 33-51613, as filed on Form S-3 on January 6, 1994.

4(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

Exhibit No.	Description
4(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 12, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

4(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

4(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(I)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(J)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

10(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation is incorporated herein by reference to Exhibit 10(A) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(B)	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

10(C)	Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended and restated as of January 1, 2005, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(D)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, amended and restated as of January 1, 2005, is incorporated herein by reference to Exhibit 10(D) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(E)	Executive Bonus Compensation Plan, restated June 29, 2006 and further amended as of August 24, 2006 to be effective June 29, 2006 is incorporated herein by reference to Exhibit 10(A) of Carpenter’s Form 10-Q for the quarter ended September 30, 2006 filed November 3, 2006.

Exhibit No.	Description
10(F)	Stock-Based Compensation Plan For Non-Employee Directors, as amended through April 24, 2007, is incorporated herein by reference to Exhibit 10(F) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(G)	Officers’ and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation, amended as of August 20, 2007, is incorporated herein by reference to Exhibit 10(G) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(H)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated by reference to Exhibit 10(J) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10 (I) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(I)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: , T. Kathleen Hanley, Mark S. Kamon, K. Douglas Ralph, Michael L. Shor, Anne L. Stevens and Sunil Y. Widge is incorporated herein by reference to Exhibit 10 (J) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(J)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended and restated August 24, 2006 to be effective June 29, 2006, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended September 30, 2006 filed November 3, 2006.

10(K)	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001 and amended as of August 20, 2007, is incorporated herein by reference to Exhibit 10(K) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(L)	Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: , T. Kathleen Hanley, Mark S. Kamon, Oliver C. Mitchell, Jr., K. Douglas Ralph, Michael L. Shor, Anne L. Stevens and Sunil Y. Widge is incorporated herein by reference to Exhibit 10(L) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(M)	Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(M) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(N)	Benefit Equalization Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(N) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

Exhibit No.	Description
10(O)	Summary of Terms of Employment Agreement of Anne L. Stevens, dated November 1, 2006, is incorporated herein by reference to Carpenter’s Current Report on Form 8-K filed November 3, 2006.

10(P)	Employment Letter Agreement of K. Douglas Ralph, dated July 6, 2007, is incorporated herein by reference to Exhibit 99.2 of Carpenter’s Current Report on Form 8-K filed July 11, 2007.

10(Q)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10(P) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10 (O) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(R)	Five-Year Revolving Credit Agreement dated as of August 31, 2005 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association, JPMorgan Chase Bank and PNC Bank as Lenders is incorporated herein by reference to Exhibit 10 (P) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(S)	Receivables Purchase Agreement and Purchase and Sale Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association are incorporated herein by reference to Exhibit 10(S) of Carpenter’s 2007 Annual Report on Form 10-K filed on August 29, 2007.

10(T)	First Amendment dated November 2, 2004 to the Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp is incorporated herein by reference to Exhibit 10(R) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(U)	First Amendment, dated March 19, 2003, to the Receivables Purchase Agreement dated as of December 20, 2001 between Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10(V) of Carpenter’s 2003 Annual Report on Form 10-K filed on September 12, 2003.

10(V)	Second, Third and Fourth Amendments to Receivables Purchase Agreement dated July 1, 2003, June 29, 2004 and November 2, 2004, respectively, among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association are incorporated herein by reference to Exhibit 10 (S) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(W)	Fifth and Sixth Amendments to Receivables Purchase Agreement dated December 15, 2006 and December 21, 2006, respectively, are incorporated by reference to Exhibit 10(V) of Carpenter’s 2007 Annual Report on Form 10-K filed on August 29, 2007.

Exhibit No.	Description
10(X)	Release and Termination of Employment Agreement, signed October 15, 2007, between Dennis M. Oates is incorporated herein by reference to Exhibit 10 (W) of Carpenter’s Quarterly Report on Form 10-Q filed on November 5, 2007.

12	Computations of Ratios of Earnings to Fixed Charges (unaudited) (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

24	Powers of Attorney in favor of K. Douglas Ralph or Oliver C. Mitchell, Jr. (filed herewith)

31(A)	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith)

99	Agreement to Furnish Debt Instruments. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer

Date: August 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Anne L Stevens	Chairman, President and Chief	August 25, 2008
Anne L. Stevens	Executive Officer and Director
(Principal Executive Officer)

/s/ K. Douglas Ralph	Senior Vice President – Finance and	August 25, 2008
K. Douglas Ralph	Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas F. Cramsey	Vice President and Chief Accounting Officer	August 25, 2008
Thomas F. Cramsey	(Principal Accounting Officer)

*	Director	August 25, 2008
Carl G. Anderson, Jr.

*	Director	August 25, 2008
Robert R. McMaster

*	Director	August 25, 2008
Martin Inglis

*	Director	August 25, 2008
Gregory A. Pratt

*	Director	August 25, 2008
Peter N. Stephans

*	Director	August 25, 2008
Kathryn C. Turner

*	Director	August 25, 2008
Jeffrey Wadsworth

*	Director	August 25, 2008
Stephen M. Ward, Jr.

*	Director	August 25, 2008
Dr. Phillip M. Anderson

Original Powers of Attorney authorizing Oliver C. Mitchell, Jr., or K. Douglas Ralph to sign this Report on behalf of: Carl G. Anderson, Jr., Robert R. McMaster, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr. and Dr. Phillip M. Anderson are being filed with the Securities and Exchange Commission.

*By	/s/ Oliver C. Mitchell, Jr.
Oliver C. Mitchell, Jr.
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2008
Allowance for doubtful accounts receivable	$4.0	$1.1	$—	$(2.4)	$2.7

Deferred tax valuation allowance	$14.1	$—	$—	$(2.1)	$12.0

Year ended June 30, 2007
Allowance for doubtful accounts receivable	$3.8	$0.3	$—	$(0.1)	$4.0

Deferred tax valuation allowance	$17.6	$—	$—	$(3.5)	$14.1

Year ended June 30, 2006
Allowance for doubtful accounts receivable	$4.8	$0.2	$—	$(1.2)	$3.8

Deferred tax valuation allowance	$23.5	$—	$0.4	$(6.3)	$17.6