Form 10-Q
period 2008-09-30
CARPENTER TECHNOLOGY CORP
filed 2008-11-10
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of October 23, 2008 was 44,083,882.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 3, 4 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$372.4	$403.3
Marketable securities	—	5.3
Accounts receivable, net	207.3	285.1
Inventories	277.2	209.0
Deferred income taxes	25.7	19.8
Other current assets	32.7	44.2

Total current assets	915.3	966.7
Property, plant and equipment, net	604.9	583.8
Prepaid pension cost	50.5	51.5
Goodwill	35.2	35.2
Other intangibles, net	19.5	19.8
Other assets	59.0	55.2

Total assets	$1,684.4	$1,712.2

LIABILITIES
Current liabilities:
Accounts payable	$185.5	$158.4
Accrued liabilities	136.5	144.2
Current portion of long-term debt	23.0	23.0

Total current liabilities	345.0	325.6
Long-term debt, net of current portion	277.3	276.7
Accrued postretirement benefits	90.1	90.9
Deferred income taxes	93.5	95.7
Other liabilities	88.5	84.1

Total liabilities	894.4	873.0

Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,609,842 at September 30, 2008 and 54,608,142 shares at June 30, 2008; outstanding 44,083,882 at September 30, 2008 and 45,295,770 at June 30, 2008	273.0	273.0
Capital in excess of par value	199.2	197.5
Reinvested earnings	1,014.5	996.6
Common stock in treasury (10,525,960 shares and 9,312,372 shares at September 30, 2008 and June 30, 2008, respectively), at cost	(529.7)	(484.0)
Accumulated other comprehensive loss	(167.0)	(143.9)

Total stockholders’ equity	790.0	839.2

Total liabilities and stockholders’ equity	$1,684.4	$1,712.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,
	2008	2007
NET SALES	$413.7	$448.0
Cost of sales	340.0	332.7

Gross profit	73.7	115.3
Selling, general and administrative expenses	33.4	33.2

Operating income	40.3	82.1
Interest expense	(4.5)	(5.5)
Other income, net	3.9	6.4

Income before income taxes	39.7	83.0
Income tax expense	13.9	27.6

Income from continuing operations	25.8	55.4
Income from discontinued operations	—	2.3

NET INCOME	$25.8	$57.7

EARNINGS PER COMMON SHARE:
Basic:
Income from continuing operations	$0.58	$1.08

Income from discontinued operations	—	$0.05

Net income	$0.58	$1.13

Diluted:
Income from continuing operations	$0.58	$1.07

Income from discontinued operations	—	$0.05

Net income	$0.58	$1.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44.3	51.4

Diluted	44.5	51.6

Cash dividends per common share	$0.18	$0.15

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2008	2007
Net income	$25.8	$57.7
Net loss on derivative instruments, net of tax of $7.7 and $3.7, respectively	(12.0)	(5.8)
Pension and post-retirement benefits, net of tax of ($0.5) and $0.2, respectively	0.7	(0.5)
Foreign currency translation	(11.8)	3.2

Comprehensive income	$2.7	$54.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$25.8	$57.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	12.7	12.4
Deferred income taxes	(0.8)	(0.4)
Net pension expense (income)	5.1	(0.7)
Net gain on disposals of property and equipment	—	(1.1)
Changes in working capital and other:
Accounts receivable	71.0	48.7
Inventories	(71.6)	(46.5)
Other current assets	(4.9)	(5.9)
Accounts payable	28.0	(29.6)
Accrued liabilities	(20.2)	11.0
Other, net	(2.1)	3.3

Net cash provided from operating activities	43.0	48.9

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(35.8)	(18.4)
Proceeds from disposals of property and equipment	—	1.2
Proceeds from sale of businesses	13.4	—
Purchases of marketable securities	—	(87.2)
Proceeds from sales of marketable securities	5.3	104.5

Net cash (used for) provided from investing activities	(17.1)	0.1

FINANCING ACTIVITIES:
Dividends paid	(7.9)	(7.6)
Purchases of treasury stock	(46.1)	(157.7)
Tax (shortfall) benefits on share-based compensation	(0.1)	0.4
Proceeds from common stock options exercised	—	0.3

Net cash used for financing activities	(54.1)	(164.6)

Effect of exchange rate changes on cash and cash equivalents	(2.7)	(2.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(30.9)	(118.0)
Cash and cash equivalents at beginning of period	403.3	300.8

Cash and cash equivalents at end of period	$372.4	$182.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. The June 30, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2008. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “the Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

Discontinued Operations

During fiscal year 2008, the Company completed the sale of the ceramics and metal shapes businesses, which is more fully discussed in Note 2. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the disposed businesses have been classified as discontinued operations in the Consolidated Statements of Income for all periods presented. Cash flows related to our disposed operations have not been separately reported.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 was effective for the Company on July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements and is discussed more fully in Note 10. The Company does not believe that the adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities, effective July 1, 2009, will have a material impact on the consolidated financial statements.

On September 30, 2008, the Company adopted the provisions Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

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

2.	Divestitures

On March 31, 2008, the Company completed the sale of our ceramics operations to Morgan Crucible Company plc, a U.K. based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The net proceeds from the sale were $142.6 million, which included $144.5 million of sales price net of $1.9 million of deal costs. The selling price was subject to a working capital adjustment, which the Company calculated to be $2.9 million. In June 2008, the Company received an initial payment of the working capital adjustment of $2.0 million, with the remaining balance of the working capital adjustment totaling $0.9 million collected in the first quarter of fiscal 2009. The Company does not have any significant continuing involvement in the operations after the divestiture.

On June 30, 2008, the Company completed the sale of our metal shapes business, Rathbone Precision Metals (“Rathbone”), to Calvi Holdings, S.r.l. Rathbone is engaged in the business of designing, manufacturing and selling precision formed shape components in a variety of alloys. The operations of Rathbone were historically included on our Engineered Products Operations business segment. The net sales price was $17.4 million, of which $5.0 million was received at closing with the remaining $12.5 million in the form of a note receivable which was paid in full during the first quarter of fiscal year 2009. The net proceeds also reflect $0.1 of deal related costs. In conjunction with the sale, Carpenter entered into a long-term supply agreement to provide the buyer with certain raw materials over a five year period. However, the Company does not have any significant continuing involvement in the operations after the divestiture.

The following table summarizes the components of discontinued operations:

	Three Months Ended September 30,
(in millions)	2008	2007
Net sales	$—	$27.0

Income before income taxes	$—	$3.5
Less: income tax expense	—	1.2

Income from operations of discontinued businesses, net of tax	$—	$2.3

The Company has not allocated general corporate overhead charges to the discontinued operations and has elected not to allocate general corporate interest expense.

3.	Earnings Per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the three months ended September 30, 2008 and 2007 were as follows:

(in millions, except per share data)	Three Months Ended September 30,
	2008	2007
Basic:
Earnings from continuing operations available for common stockholders	$25.8	$55.4

Weighted average number of common shares outstanding	44.3	51.4

Basic earnings from continuing operations per common share	$0.58	$1.08

Diluted:
Earnings from continuing operations available for common stockholders	$25.8	$55.4

Weighted average number of common shares outstanding	44.3	51.4
Effect of shares issuable under share-based compensation plans	0.2	0.2

Adjusted weighted average common shares outstanding	44.5	51.6

Diluted earnings from continuing operations per common share	$0.58	$1.07

For the three months ended September 30, 2008, options to purchase 0.1 million shares of common stock have been excluded from the calculation of diluted earnings from continuing operations per common share because their effects were anti-dilutive. There were no options to purchase shares of common stock excluded from the calculations of earnings per share for the three months ended September 30, 2007.

4.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of September 30, 2008 and June 30, 2008. The following is a summary of marketable securities, all of which were classified as available-for-sale as of September 30, 2008 and June 30, 2008:

September 30, 2008 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Non-current
Municipal auction rate securities	$11.2	—	$11.2

June 30, 2008 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Corporate bonds	$2.3	—	$2.3
Municipal bonds	3.0	—	3.0

Total current	$5.3	—	$5.3

Non-current
Municipal auction rate securities	$11.3	—	$11.3

As of September 30, 2008 and June 30, 2008, the Company’s marketable securities included municipal auction rate securities with a par value of $11.2 and $11.3 million, respectively. The auction rate securities have historically traded at par and are callable at par at the option of the issuer. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate. In addition, as a result of the failed auctions, the Company does not have access to the funds invested in these securities until the securities can be liquidated upon: a successful future auction of these securities, a refinancing or redemption of the securities by the issuers, finding a buyer in a secondary market. The Company has the intent and ability to hold these securities until the earlier of the anticipated recovery period, redemption by the issuer or the stated maturity date. Since the timing of the recovery of the auction process or redemption by the issuer can not be reasonably estimated, the securities have been classified according to their stated maturity dates. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default.

For the three months ended September 30, 2008 and 2007, proceeds from sales of marketable securities were $5.3 million and $104.5 million, respectively.

5.	Inventories

Inventories consisted of the following components as of September 30, 2008 and June 30, 2008:

(in millions)	September 30, 2008	June 30, 2008
Raw materials and supplies	$42.6	$26.3
Work in process	153.1	111.9
Finished and purchased products	81.5	70.8

Total inventory	$277.2	$209.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2008 and June 30, 2008:

(in millions)	September 30, 2008	June 30, 2008
Derivative financial instruments	$36.7	$22.7
Employee benefits	29.6	31.7
Compensation	18.4	44.9
Legal	13.4	13.4
Deferred revenue	6.6	6.7
Interest	6.5	5.1
Income taxes	5.6	—
Taxes, other than income	1.4	0.8
Environmental costs	1.2	1.5
Professional services	0.7	1.3
Other	16.4	16.1

	$136.5	$144.2

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months ended September 30, 2008 and 2007 were as follows:

Three months ended September 30, (in millions)	Pension Plans		Other Postretirement Plans
	2008	2007	2008	2007
Service cost	$4.4	$4.7	$0.6	$0.6
Interest cost	12.5	12.2	3.0	2.9
Expected return on plan assets	(15.1)	(18.6)	(1.6)	(1.9)
Amortization of net loss	2.4	0.6	0.6	0.5
Amortization of prior service cost (benefit)	0.3	0.2	(2.0)	(1.9)

Net pension expense (income)	$4.5	$(0.9)	$0.6	$0.2

8.	Contingencies

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of our owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, the Company has been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2008, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities remaining at September 30, 2008 and June 30, 2008 were $5.2 million and $5.1 million, respectively. The estimated range at September 30, 2008 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities is between $5.2 million and $8.6 million.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRPs. Based upon information currently available, such future costs are not expected to have a material effect on the Company’s financial position, results of operations or cash flows. However, such costs could be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, the Company recorded a liability of $21.0 million with respect to this matter during the fourth quarter of fiscal year 2008. The Company expects to appeal the Court’s decision.

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

As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of probable loss. As a result of the Company’s internal review, the Company has made payments of $1.7 million to U.S. Customs through September 30, 2008 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $3.4 million is a reasonable estimate of the probable loss to be incurred related to the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of September 30, 2008.

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and the Company is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

9.	Share Repurchase Program

During the three months ended September 30, 2008, the Company completed the purchases of a share repurchase program authorized by the Company’s Board of Directors in December 2007. The share repurchase program authorized the purchase of up to $250.0 million of the Company’s outstanding common stock. According to the terms of the share repurchase program, purchases were funded with available cash and made from time to time in either the open market or through private transactions. The Company purchased 1,218,900 shares of its common stock on the open market for $46.1 million during the three months ended September 30, 2008.

10.	Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 established three levels of a fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement in the table below.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized below:

(in millions)	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
Assets:
Money market funds	$228.8	$—	$228.8
U.S. government agency debt securities	99.8	—	99.8
Derivatives financial instrument assets	—	1.9	1.9
Municipal auction rate securities	—	11.2	11.2

Total financial assets	$328.6	$13.1	$341.7

Liabilities:
Derivative financial instrument liabilities	$—	$43.5	$43.5

Total financial liabilities	$—	$43.5	$43.5

Effective July 1, 2008, the Company adopted SFAS 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

11.	Other Income

Other income, net consisted of the following:

	Three Months Ended September 30,
(in millions)	2008	2007
Interest income	$2.3	$5.9
Foreign exchange gain (loss)	1.9	(0.1)
Equity in earnings of minority interests in unconsolidated subsidiaries	0.6	0.2
Other (expense) income	(0.9)	0.4

Other income, net	$3.9	$6.4

12.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

As required, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on July 1, 2007. For the three months ended September 30, 2008, the Company’s liability for unrecognized tax benefits increased $0.2 million related to interest expense on uncertain tax positions taken in prior periods, which increased the long-term liability to $21.8 million.

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA includes a retroactive two-year extension of the R&D tax credit from January 1, 2008, through December 31, 2009. The Company expects that the extension of the R&D tax credit will have a favorable impact on the Company’s income tax expense of approximately $0.5 million to $1.0 million in the quarter ended December 31, 2008.

13.	Business Segments

Following the divestiture of the ceramics and metals shapes businesses during fiscal year 2008, which historically comprised the Company’s Engineered Products Operations segment, the Company has two reportable business segments: Advanced Metals Operations and Premium Alloys Operations.

The Advanced Metals Operations (“AMO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys, stainless steels, and titanium in the form of small bars and rods, wire, narrow strip and powder. Products in this segment typically go through more finishing operations, such as rolling, turning, grinding, drawing, and atomization, than products in our Premium Alloys Operations segment. Sales in the AMO segment are spread across a diverse list of end-use markets, including the aerospace, industrial, consumer, automotive, and medical industries. AMO products are sold under the Carpenter, Dynamet, Talley, Carpenter Powder Products and Aceros Fortuna brand names.

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

The Company’s consolidated total assets are managed as corporate-level assets and, therefore, are not allocated to the business segments. Only a portion of the expenses related to these assets, principally depreciation and amortization, is allocated to the individual business segments for inclusion in their respective measures of operating income.

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals”.

On a consolidated basis, the Company’s sales were not materially dependent on a single customer or a small group of customers.

(in millions)	Three Months Ended September 30,
	2008	2007
Net sales:
Advanced Metals Operations	$295.2	$322.3
Premium Alloys Operations	121.2	129.3
Intersegment	(2.7)	(3.6)

Consolidated net sales	$413.7	$448.0

Operating income:
Advanced Metals Operations	$19.2	$48.9
Premium Alloys Operations	28.9	36.5
Corporate costs	(7.8)	(9.3)
Pension earnings, interest & deferrals	—	6.0

Consolidated operating income	$40.3	$82.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, under Item 8 thereof. Our discussions here focus on our results during or as of the three month period ended September 30, 2008 and the comparable period of fiscal year 2008 (the three month period ended September 30, 2007), and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information since that time that has not previously been reported. These discussions should be read in conjunction with that Form 10-K for detailed background information. Unless specifically stated otherwise, all discussions of operating results reflect continuing operations.

Raw Material Surcharges and Product Mix

The volatility of the costs of raw materials has impacted our operations over the past few years. We, and others in our industry, generally have been able to pass cost increases on certain materials through to our customers using surcharges which are structured to recover increases in raw material costs. In the last several years, as raw material prices have escalated, surcharges have become an increasingly significant component of our net sales, which had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion. Generally, the formula used to calculate the surcharge is based on published prices for the previous month for the respective raw materials, which creates a lag between the raw materials published price change and our corresponding surcharges on sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales. We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the time the raw materials are acquired to the time the processed finished goods are sold to the customer. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher costs of sales. Conversely, in period of decreasing raw material costs, the LIFO inventory valuation normally results in lower costs of sales.

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

Results of Operations – Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Operating Performance Overview

For the fiscal quarter ended September 30, 2008, we reported income from continuing operations of $25.8 million or $0.58 per diluted share, compared with record income from continuing operations for the same period a year earlier of $55.4 million or $1.07 per diluted share. The lower earnings reflect higher operating costs, a weaker product mix and the impact of changes in raw materials cost.

As the domestic and international economies soften, we are anticipating a downturn in overall market conditions and we have taken actions internally to streamline our business and reduce our costs. These actions include the restructuring of several layers of our upper management, which has resulted in positions at those levels being reduced by 20 percent.

Net Sales

Net sales for the three months ended September 30, 2008 were $413.7 million, which was an 8 percent decrease over the same period a year ago. Adjusted for surcharge revenue, sales decreased 3 percent. Overall, pounds shipped were 1 percent lower than the first quarter a year ago and compared favorably to last year in all markets except the automotive end-use market.

Geographically, sales outside the United States increased 3 percent from a year ago to $152.9 million. International sales represented 37 percent of total sales for the three months ended September 30, 2008 compared to 33 percent for the three months ended September 30, 2007. The sales growth reflected strength in Europe and Mexico, partially offset by lower sales to customers in Asia-Pacific.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended September 30,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$157.4	$162.3	($4.9)	(3)%
Industrial	103.5	111.1	(7.6)	(7)
Energy	53.4	47.8	5.6	12
Automotive	35.9	57.0	(21.1)	(37)
Consumer	35.6	38.9	(3.3)	(8)
Medical	27.9	30.9	(3.0)	(10)

Total net sales	$413.7	$448.0	($34.3)	(8)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Three Months Ended September 30,		$ Increase/ (decrease)	% Increase/ (decrease)
($ in millions)	2008	2007
Aerospace	$115.4	$114.9	$0.5	—%
Industrial	70.3	69.0	1.3	2
Energy	44.0	37.1	6.9	19
Automotive	25.8	37.8	(12.0)	(32)
Consumer	24.0	25.5	(1.5)	(6)
Medical	22.4	26.5	(4.1)	(15)

Total net sales excluding surcharge revenues	$301.9	$310.8	($8.9)	(3)%

Sales to the aerospace market decreased 3 percent from the first quarter a year ago to $157.4 million. Excluding surcharge revenue, sales were essentially flat from the first quarter a year ago on higher volume of 3 percent. The sales results principally reflect the strike at Boeing, as well as the cumulative impact of production postponements of the 787 and A380 airliners and reductions in the U.S. domestic commercial aircraft fleets.

Industrial market sales decreased 7 percent from the first quarter a year ago to $103.5 million. Adjusted for surcharge revenue, sales increased approximately 2 percent as a result of a 2 percent increase in volume. The results reflect growth in general industrial applications offset by slowing demand for materials used in semiconductors and in valves and fittings.

Sales to the energy market of $53.4 million reflected a 12 percent increase from the first quarter of fiscal 2008. Excluding surcharge revenue, sales increased 19 percent from a year ago on higher volume of 21 percent. The growth experienced in the energy market largely reflects strong demand for materials used in industrial gas turbines produced by customers in the U.S. and the Middle East. Oil and gas segment sales growth has slowed in response to excess inventory conditions within the supply chain.

Automotive market sales decreased 37 percent from the first quarter a year ago to $35.9 million. Excluding surcharge revenue, sales decreased 32 percent on 29 percent lower volume. An already weak auto sector deteriorated further in the recent first quarter as consumer demand declined significantly and OEM’s prepared to accelerate the timing of planned plant closings and force operations reductions.

Sales to the consumer market decreased 8 percent to $35.6 million from a year ago. Adjusted for surcharge revenue, sales decreased 6 percent with volume up 1 percent. The results reflect a weaker mix of products sold in the recent first quarter as compared to the same period a year ago.

Sales to the medical market decreased 10 percent to $27.9 million from a year ago. Adjusted for surcharge revenue, sales decreased 15 percent, while volumes increased 1 percent. The decline in sales reflects the effects of substantially lower titanium prices compared to last year as well as a weaker mix of products.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$205.2	$227.6	($22.4)	(10)%
Stainless steels	144.9	158.8	(13.9)	(9)
Titanium products	41.8	42.5	(0.7)	(2)
Other materials	21.8	19.1	2.7	14

Total net sales	$413.7	$448.0	($34.3)	(8)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$137.7	$143.2	($5.5)	(4)%
Stainless steels	101.3	106.7	(5.4)	(5)
Titanium products	41.8	42.5	(0.7)	(2)
Other materials	21.1	18.4	2.7	15

Total net sales excluding surcharge revenues	$301.9	$310.8	($8.9)	(3)%

Sales of special alloys products decreased 10 percent from a year ago to $205.2 million. Adjusted for surcharge revenue, sales decreased 4 percent on a 2 percent increase in volume. The sales decrease principally reflected the decline in demand from the automotive markets being offset by the growth that we have experienced in our energy end-use market.

Sales of stainless steels decreased 9 percent from a year ago to $144.9 million. Excluding surcharge revenue, sales decreased 5 percent on 3 percent lower volume. The decrease resulted primarily from reduced shipments of materials used in the automotive markets.

Sales of titanium products decreased 2 percent from a year ago to $41.8 million on 15 percent higher volume. The decrease reflects the impact of significantly lower titanium prices being partially offset by a modest increase in shipments to the aerospace market compared to last year’s first quarter.

Gross Profit

Our gross profit in the first quarter decreased 36 percent to $73.7 million, or 17.8 percent of net sales, as compared with $115.3 million, or 25.7 percent of net sales, in the same quarter a year ago. The lower gross profit reflects overall higher operating costs, the impact of raw material price differences, and a somewhat lower margin product mix. The higher operating costs in the recent first quarter reflect production inefficiencies due to the significant amount of equipment upgrade and maintenance activity that we undertook in the first quarter of this fiscal year. In addition, we experienced increased costs in a variety of areas including general inflation, energy, freight, depreciation and supplies, which were only partially recovered through our surcharges and pricing.

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

(in millions)	Three Months Ended September 30,
	2008	2007
Net sales	$413.7	$448.0
Less: surcharge revenues	111.8	137.2

Net sales excluding surcharges	$301.9	$310.8

Gross profit	$73.7	$115.3

Gross margin	17.8%	25.7%

Gross margin excluding dilutive effect of surcharges	24.4%	37.1%

In addition to the impact of the surcharge mechanism that is discussed above, fluctuations in raw material prices combined with fluctuations in inventory levels have impacted our gross profit from quarter to quarter. We estimate that the effect of the raw material fluctuations combined with changes in inventory levels positively impacted gross profit by $5.6 million when comparing gross profit for the quarter ended September 30, 2008 to the gross profit for the quarter ended September 30, 2007. The impact of raw material prices on our inventory build was more positive in this year’s first quarter as compared to the same quarter last year. However, as with last year, we believe this impact will come back as a negative in the latter part of our fiscal year as inventories are reduced. We estimate that the lag effect of the surcharge mechanism, which results from calculating the surcharge amount for each month using the previous month’s raw material prices, negatively impacted gross margin by approximately 10 basis points during the quarter ended September 30, 2008, and positively impacted gross margin by approximately 120 basis points during the prior year’s quarter.

Our gross profit for the quarter ended September 30, 2008 also reflects the impacts of a weaker product mix, as we shipped more low-end than high-end stainless products. Additionally, the mix of aerospace and energy markets was weaker than last year’s first quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $33.4 million were 8.1 percent of net sales as compared with $33.2 million or 7.4 percent of net sales in the same quarter a year ago. The relatively flat levels of selling, general and administrative expenses reflect an increase in the net pension expense during the recent quarter being offset by reductions in compensation expense.

Based on the decline in the market value of the securities in our defined benefit pension plans as of June 30, 2008, the Company will experience a pre-tax net pension expense during fiscal 2009 of $20.1 million. This is a non-cash expense that will be amortized equally during the fiscal year. The pension expense equates to a year-to-year difference in reported earnings of $0.28 per share, with a first quarter pre-tax impact of $5.1 million or $0.06 per share.

Interest Expense

Interest expense for the quarter was $4.5 million, as compared with $5.5 million in the same quarter in the prior year. The decrease in interest expense is attributable to reductions in outstanding debt related to repayments as well as increased amounts of capitalized interest associated with several large construction projects.

Other Income, Net

Other income for the recent first quarter was $3.9 million as compared with $6.4 million in the first quarter a year ago. The decrease was primarily due to reduced interest income on invested cash due to general market conditions and a more conservative excess cash investment portfolio.

Income Taxes

Our tax provision in the recent first quarter was $13.9 million, or 35.0 percent of pre-tax income, versus $27.6 million, or 33.3 percent, in the same quarter a year ago. The increase in the effective income tax rate principally relates to a reduction in tax-exempt interest earned during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

Business Segment Results

Following the divestiture of our ceramics and metals shapes businesses during fiscal year 2008, which historically comprised the Company’s Engineered Products Operations segment, we have two reportable business segments: Advanced Metals Operations and Premium Alloys Operations.

The following table includes comparative information for our net sales by business segment:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Advanced Metals Operations	$295.2	$322.3	($27.1)	(8)%
Premium Metals Operations	121.2	129.3	(8.1)	(6)
Intersegment	(2.7)	(3.6)	0.9	25

Total net sales	$413.7	$448.0	($34.3)	(8)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Advanced Metals Operations	$216.4	$225.8	($9.4)	(4)%
Premium Metals Operations	88.2	88.6	(0.4)	—
Intersegment	(2.7)	(3.6)	0.9	25

Total net sales excluding surcharge revenues	$301.9	$310.8	($8.9)	(3)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the quarter ended September 30, 2008 for the AMO segment decreased 8 percent during the quarter ended September 30, 2008 to $295.2 million, as compared with $322.3 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 4 percent on 3 percent lower volume from a year ago. The decrease reflects a decrease in pounds shipped due to lower automotive demand.

Operating income for the AMO segment was $19.2 million or 7 percent of net sales (9 percent of net sales excluding surcharge revenues) in the recent first quarter, as compared with $48.9 million or 15 percent of net sales (22 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income principally reflects the lower sales levels, the impacts of higher operating costs associated with manufacturing inefficiencies as a result of the significant equipment upgrade activity, the impact of raw material prices and an unfavorable shift in product mix in the current quarter.

Premium Alloys Operations (“PAO”) Segment

Net sales for the quarter ended September 30, 2008 for the PAO segment decreased 6 percent to $121.2 million during the quarter ended September 30, 2008, as compared with $129.3 million in the same quarter a year ago. Excluding surcharge revenues, net sales were essentially flat on 5 percent higher volume from a year ago. The increase was largely driven by strong international demand particularly from the power generation sector of our energy market.

Operating income for the PAO segment was $28.9 million or 24 percent of net sales (33 percent of net sales excluding surcharge revenues) in the recent first quarter, compared with $36.5 million or 28 percent of net sales (41 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income principally reflects an unfavorable shift in product mix during the quarter ended September 30, 2008 as compared to the same period in the prior year.

Liquidity and Financial Condition:

We have maintained the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $372.4 million as of September 30, 2008, together with cash generated from operations and available borrowing capacity of approximately $188 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures and other obligations for the foreseeable future.

During the three months ended September 30, 2008, our free cash flow, as defined under “Non-GAAP Financial Measures” below, was $12.7 million as compared to $24.1 million for the same period a year ago. The decrease reflects the impact of increased investments in equipment, lower earnings, higher-short-term inventory levels, partially offset by the proceeds received from the sale of businesses.

Cash provided from operating activities was $43.0 million for the three months ended September 30, 2008 as compared with $48.9 million or the same period last year. This overall decrease reflects a reduction in earnings for the period, partially offset by the lower changes experienced in net working capital. Particularly, favorable changes in accounts receivable increased due to lower sales trends in the recent first quarter compared to the first quarter in the prior year and a favorable change in accounts payable was attributable to the significant price declines in raw materials during the quarter ended September 30, 2008. These favorable changes in working capital were partially offset by the unfavorable impact of increasing inventory levels during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

Capital expenditures for plant, equipment and software were $35.8 million for the three months ended September 30, 2008 as compared with $18.4 million for the same period a year ago. A significant portion of the capital expenditures that were incurred in the quarter ended September 30, 2008 related to the expansion of our premium melt facilities, which is expected to be completed by the end of calendar year 2009.

Dividends during the three months ended September 30, 2008 were $7.9 million as compared with $7.6 million in the same period last year. On August 19, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock and that dividend was paid on September 5, 2008 to stockholders of record on September 2, 2008.

During the three months ended September 30, 2008, we used $46.1 million to purchase 1,218,900 shares of our common stock pursuant to the terms of the $250 million share repurchase program authorized by our Board of Directors in December 2007. As of September 30, 2008, the Company had completed the share purchases authorized under the share repurchase program.

Non-GAAP Financial Measures:

The following provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Sales Excluding Surcharges

This quarterly report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed above. See discussion of Gross Profit above for a reconciliation of net sales excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this quarterly report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
(in millions)	2008	2007
Net cash provided from operating activities	$43.0	$48.9
Net proceeds from sale of businesses	13.4	—
Purchases of property, equipment and software	(35.8)	(18.4)
Proceeds from disposals of property and equipment	—	1.2
Dividends paid	(7.9)	(7.6)

Free cash flow	$12.7	$24.1

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated that management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities, treasury stock purchases, dividend growth, the repayment of long-term debt if economically feasible, or for other general corporate purposes.

Contingencies:

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2008, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2008 and June 30, 2008 were $5.2 million and $5.1 million, respectively. The estimated range at September 30, 2008 of the reasonably possible future costs of remediation at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities is between $5.2 million and $8.6 million.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP’s. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter’s financial position, results of operations or cash flows. However, in the future such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, the Company recorded a liability of $21.0 million with respect to this matter during the fourth quarter of fiscal year 2008. The Company expects to appeal the Court’s decision.

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

As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed. Based on the initial results of the review to date, the Company recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of probable loss. As a result of the Company’s internal review, the Company has made payments of $1.7 million to U.S. Customs through September 30, 2008 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $3.4 million is a reasonable estimate of the probable loss to be incurred related to the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of September 30, 2008.

Other

Carpenter is defending various routine claims and legal actions that are incidental to its business, and Carpenter is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on Carpenter’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

Critical Accounting Policies and Estimates:

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the first quarter of the current fiscal year, the effect of the decrease in raw material costs on our LIFO inventory valuation method resulted in a decrease of cost of sales of $15.0 million.

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the expected annual LIFO cost based on cost increases or decreases to date. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs.

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Recent Accounting Pronouncements:

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements included in Item 1, “Financial Statements.”

Outlook:

Given the unprecedented upheaval in the equity and credit markets, coupled with pronounced recent decline in economic activity and extended Boeing strike, we expect to see a continuing downturn in our markets during this fiscal year. Even so, with Carpenter’s strong cash position and balance sheet and diverse market and geographic reach, we are in a good position to manage through a declining economic outlook. We intend to stay the course through this downturn, maintaining our strategic focus on investing in research and development and international growth and improving the operating performance in our mills.

With near-term economic conditions where they are, it is quite difficult for us to project our results over the balance of the year. Considering the current outlook, it is unlikely that we will achieve last year’s operating margin level or meet our growth targets for revenue earnings this year. Nonetheless, we are well-positioned financially and in our end-use markets to operate profitably during the downturn and to resume strong revenue and earnings growth once conditions improve.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2008. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries;(2) the ability of Carpenter to achieve cost savings, productivity improvements or process changes;(3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans;(8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions;(11) the ability of Carpenter to implement and manage material capital expansion projects in a timely and efficient manner, (12) the availability of credit facilities to Carpenter, its customers or other members of the supply chain, (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions and (14) our manufacturing processes are dependent upon highly specialized equipment which are located primarily in one facility in Reading, Pennsylvania for which there may be limited alternatives if there are significant equipment failures or catastrophic events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales contracts involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. The firm price sales contracts generally include certain annual purchasing commitments and consumption schedules agreed to by the customer at selling prices based on raw material prices at the time the contracts are consummated. In order to effectively reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales contracts. In the event that a customer fails to meet the volume commitments or the timing of the consumption schedule is altered from the terms agreed upon in the firm price sales contracts, the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. The gains or losses associated with the commodity forward contracts are deferred and recognized in earnings as the inventory is sold. Since we value most of our inventory under the last-in, first-out costing methodology, the gains and/or losses associated with the commodity forward contracts may not impact the same quarter that the firm price sales contracts revenue is recognized. Comparisons of gross profit from quarter to quarter may be impacted.

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

Our pension plan assets are invested in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income securities. As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for fiscal year 2009, which in turn would create increased pension costs in future years. In addition, as a result of the decline in market value of the plan’s assets, the Company may be required to make future contributions to the plan.

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2008 annual report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on September 30, 2008, (1) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected, (2) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected, and (3) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome, including the Boarhead Farms matter discussed above under Item 2 of this report. We are not aware of any material proceedings to which any of our Directors, Officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of our Directors, Officers, affiliates, or security holders, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, (3) includes a governmental authority as a party and (4) involves potential monetary sanctions in excess of $100,000.

Item 1A.	Risk Factors

The Company has evaluated its risk factors and determined that there have been no material changes to the Company’s risk factors from those included in Part 1, Item 1A of our annual report on Form 10-K, other than with respect to the following which makes explicit that manganese is among the raw materials whose availability is critical to the manufacture of our products and the supply of which is dependent upon third parties:

We rely on third parties to supply certain raw materials that are critical to the manufacture of our products.

These raw materials include nickel, cobalt, chromium, manganese, titanium and scrap containing iron and nickel. Purchase prices and availability of these critical raw materials are subject to volatility due to factors that are not in our control. In some cases, these materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

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

Item 2.	Issuer Purchases of Equity Securities

In December 2007, our Board of Directors authorized an additional $250 million share repurchase program following the completion of the purchase of the previously authorized $250 million share repurchase program. During the quarter ended September 30, 2008, we completed the purchase of amounts authorized under the additional share repurchase program. The following table contains information about purchases by us of our common stock during the first quarter of fiscal year 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2008	4,250	—	—	$46.0
August 1-31, 2008	1,219,216	$37.80	1,218,900	—
September 1-30, 2008	2,794	—	—	—

Quarter ended September 30, 2008	1,226,260	$37.80	1,218,900	—

(1)

The total shares purchased includes: (i) shares purchased pursuant to the share repurchase program and (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards issued to employees and directors pursuant to the Company’s stock-based compensation plans totaling 4,250 shares, 316 shares and 2,794 shares in the months of July, August and September 2008, respectively.

(2)	The average price paid per share reflects only the per share prices purchased on the open market under the terms of the share repurchase programs.

Item 6.	Exhibits

Exhibit No.	Description

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: November 10, 2008	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance
and Chief Financial Officer