Form 10-Q
period 2008-12-31
CARPENTER TECHNOLOGY CORP
filed 2009-02-06
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of January 28, 2009 was 44,062,166.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$267.2	$403.3
Marketable securities	29.5	5.3
Accounts receivable, net	168.5	285.1
Inventories	319.6	209.0
Deferred income taxes	32.7	19.8
Other current assets	37.8	44.2

Total current assets	855.3	966.7
Property, plant and equipment, net	620.7	583.8
Prepaid pension cost	49.6	51.5
Goodwill	35.2	35.2
Other intangibles, net	19.3	19.8
Other assets	57.8	55.2

Total assets	$1,637.9	$1,712.2

LIABILITIES
Current liabilities:
Accounts payable	$125.0	$158.4
Accrued liabilities	141.9	144.2
Current portion of long-term debt	23.0	23.0

Total current liabilities	289.9	325.6
Long-term debt, net of current portion	280.3	276.7
Accrued postretirement benefits	87.8	90.9
Deferred income taxes	85.9	95.7
Other liabilities	111.8	84.1

Total liabilities	855.7	873.0

Contingencies and commitments (see Note 8)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,609,842 at December 31, 2008 and 54,608,142 shares at June 30, 2008; outstanding 44,075,269 at December 31, 2008 and 45,295,770 at June 30, 2008	273.0	273.0
Capital in excess of par value	202.6	197.5
Reinvested earnings	1,036.4	996.6
Common stock in treasury (10,534,573 shares and 9,312,372 shares at December 31, 2008 and June 30, 2008, respectively), at cost	(530.2)	(484.0)
Accumulated other comprehensive loss	(199.6)	(143.9)

Total stockholders’ equity	782.2	839.2

Total liabilities and stockholders’ equity	$1,637.9	$1,712.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
NET SALES	$361.8	$442.8	$775.4	$890.9
Cost of sales	285.9	326.7	625.9	659.4

Gross profit	75.9	116.1	149.5	231.5

Selling, general and administrative expenses	36.2	36.6	69.5	69.8

Operating income	39.7	79.5	80.0	161.7

Interest expense	3.8	5.3	8.2	10.8
Other income, net	(6.5)	(12.1)	(10.3)	(18.4)

Income before income taxes	42.4	86.3	82.1	169.3
Income tax expense	12.6	29.2	26.5	56.8

Income from continuing operations	29.8	57.1	55.6	112.5
(Loss) income from discontinued operations	—	(1.0)	—	1.2

NET INCOME	$29.8	$56.1	$55.6	$113.7

EARNINGS PER COMMON SHARE:

Basic:
Income from continuing operations	$0.68	$1.17	$1.26	$2.26

(Loss) income from discontinued operations	$—	$(.02)	$—	$0.02

Net income	$0.68	$1.15	$1.26	$2.28

Diluted:
Income from continuing operations	$0.68	$1.16	$1.26	$2.25

(Loss) income from discontinued operations	$—	$(0.02)	$—	$0.02

Net income	$0.68	$1.14	$1.26	$2.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43.7	48.7	44.0	49.9

Diluted	44.0	49.0	44.3	50.2

Cash dividends per common share	$0.18	$0.15	$0.36	$0.30

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$29.8	$56.1	$55.6	$113.7
Net loss on derivative instruments, net of tax benefits of $14.1, $3.4, $21.8 and $7.1, respectively	(22.1)	(5.4)	(34.1)	(11.2)
Pension and post-retirement benefits, net of tax of $0.5, $0.3, $1.0 and $0.6, respectively	0.7	(0.4)	1.4	(0.9)
Pension curtailment, net of tax of ($0.1) and ($0.1), respectively	—	0.2	—	0.2
Foreign currency translation (loss) gain	(11.2)	0.6	(23.0)	3.8

Comprehensive (loss) income	$(2.8)	$51.1	$(0.1)	$105.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$55.6	$113.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	25.3	25.1
Deferred income taxes	(1.6)	1.2
Net pension expense (income)	10.2	(1.2)
Net loss (gain) on disposals of property and equipment	0.7	(1.1)
Changes in working capital and other:
Accounts receivable	104.4	86.4
Inventories	(123.3)	(88.9)
Other current assets	(10.9)	(3.4)
Accounts payable	(30.6)	(55.2)
Accrued liabilities	(30.8)	1.1
Other, net	(1.1)	2.8

Net cash (used for) provided from operating activities	(2.1)	80.5

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(67.7)	(42.8)
Proceeds from disposals of property and equipment	—	1.3
Net proceeds from sales of businesses	13.4	—
Purchases of marketable securities	(29.5)	(287.3)
Proceeds from sales of marketable securities	10.3	332.4

Net cash (used for) provided from investing activities	(73.5)	3.6

FINANCING ACTIVITIES:
Payments on long-term debt	—	(0.1)
Dividends paid	(15.7)	(14.9)
Purchases of treasury stock	(46.1)	(225.8)
Tax (shortfall) benefits on share-based compensation	(0.1)	1.1
Proceeds from common stock options exercised	—	0.6

Net cash used for financing activities	(61.9)	(239.1)

Effect of exchange rate changes on cash and cash equivalents	1.4	(3.6)

Effect of cash and cash equivalents classified as assets of discontinued operations	—	(8.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(136.1)	(167.0)
Cash and cash equivalents at beginning of period	403.3	300.8

Cash and cash equivalents at end of period	$267.2	$133.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. The June 30, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2008. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the operating results for any future period.

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

On December 31, 2008, the Company adopted the provisions Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the provisions of SFAS 161.

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

On June 30, 2008, the Company completed the sale of our metal shapes business, Rathbone Precision Metals (“Rathbone”), to Calvi Holdings, S.r.l. Rathbone is engaged in the business of designing, manufacturing and selling precision formed shape components in a variety of alloys. The operations of Rathbone were historically included on our Engineered Products Operations business segment. The net sales price was $17.4 million, of which $5.0 million was received at closing with the remaining $12.5 million in the form of a note receivable which was paid in full during the first quarter of fiscal year 2009. The net proceeds also reflect $0.1 million of deal related costs. In conjunction with the sale, Carpenter entered into a long-term supply agreement to provide the buyer with certain raw materials over a five year period. However, the Company does not have any significant continuing involvement in the operations after the divestiture.

The following table summarizes the components of discontinued operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Net sales	$—	$28.2	$—	$55.2

Income before income taxes	$—	$3.6	$—	$7.1
Income tax expense	—	4.6	—	5.9

(Loss) income from discontinued operations	$—	$(1.0)	$—	$1.2

The Company has not allocated general corporate overhead charges to the discontinued operations and has elected not to allocate general corporate interest expense.

3.	Earnings Per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the three months ended December 31, 2008 and 2007 were as follows:

(in millions, except per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Basic:
Earnings from continuing operations available for common stockholders	$29.8	$57.1	$55.6	$112.5

Weighted average number of common shares outstanding	43.7	48.7	44.0	49.9

Basic earnings from continuing operations per common share	$0.68	$1.17	$1.26	$2.26

Diluted:
Earnings from continuing operations available for common stockholders	$29.8	$57.1	$55.6	$112.5

Weighted average number of common shares outstanding	43.7	48.7	44.0	49.9
Effect of shares issuable under share based compensation plans	0.3	0.3	0.3	0.3

Adjusted weighted average common shares outstanding	44.0	49.0	44.3	50.2

Diluted earnings from continuing operations per common share	$0.68	$1.16	$1.26	$2.25

For the three months and six months ended December 31, 2008, options to purchase 0.4 million shares of common stock have been excluded from the calculation of diluted earnings from continuing operations per common share because their effects were anti-dilutive. There were no options to purchase shares of common stock excluded from the calculations of earnings per share for the three and six months ended December 31, 2007.

4.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of December 31, 2008 and June 30, 2008. The following is a summary of marketable securities, all of which were classified as available-for-sale as of December 31, 2008 and June 30, 2008:

December 31, 2008 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
U.S. government agency securities	$29.5	—	$29.5

Non-current
Municipal auction rate securities	$6.3	—	$6.3

June 30, 2008 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Corporate bonds	$2.3	—	$2.3
Municipal bonds	3.0	—	3.0

Total current	$5.3	—	$5.3

Non-current
Municipal auction rate securities	$11.3	—	$11.3

As of December 31, 2008 and June 30, 2008, the Company’s marketable securities included municipal auction rate securities with a par value of $6.3 million and $11.3 million, respectively. The municipal auction rate securities have historically traded at par and are callable at par at the option of the issuer. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate. In addition, as a result of the failed auctions, the Company does not have access to the funds invested in these securities until the securities can be liquidated upon: a successful future auction of these securities, a refinancing or redemption of the securities by the issuers, finding a buyer in a secondary market. The Company has the intent and ability to hold these securities until the earlier of the anticipated recovery period, redemption by the issuer or the stated maturity date. Since the timing of the recovery of the auction process or redemption by the issuer cannot be reasonably estimated, the securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default.

For the six months ended December 31, 2008 and 2007, proceeds from sales of marketable securities were $10.3 million and $332.4 million, respectively.

5.	Inventories

Inventories consisted of the following components as of December 31, 2008 and June 30, 2008:

(in millions)	December 31, 2008	June 30, 2008
Raw materials and supplies	$50.3	$26.3
Work in process	172.6	111.9
Finished and purchased products	96.7	70.8

Total inventory	$319.6	$209.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2008 and June 30, 2008:

(in millions)	December 31, 2008	June 30, 2008
Derivative financial instruments	$53.1	$22.7
Employee benefits	30.7	31.7
Compensation	16.2	44.9
Legal	13.8	14.2
Deferred revenue	6.9	8.2
Interest	4.8	5.1
Environmental costs	1.3	1.1
Taxes, other than income	1.0	0.8
Professional services	0.7	0.5
Other	13.4	15.0

	$141.9	$144.2

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and six months ended December 31, 2008 and 2007 were as follows:

Three months ended December 31, (in millions)	Pension Plans		Other Postretirement Plans
	2008	2007	2008	2007
Service cost	$4.3	$4.3	$0.6	$0.6
Interest cost	12.5	12.2	3.0	2.9
Expected return on plan assets	(15.1)	(18.6)	(1.6)	(1.9)
Amortization of net loss	2.4	0.6	0.6	0.5
Curtailment	—	0.2	—	—
Amortization of prior service cost (benefit)	0.3	0.2	(2.0)	(1.9)

Net pension expense (income)	$4.4	$(1.1)	$0.6	$0.2

Six months ended December 31, (in millions)	Pension Plans		Other Postretirement Plans
	2008	2007	2008	2007
Service cost	$8.7	$8.9	$1.2	$1.2
Interest cost	25.0	24.4	6.0	5.8
Expected return on plan assets	(30.2)	(37.2)	(3.2)	(3.8)
Amortization of net loss	4.8	1.2	1.2	1.0
Curtailment	—	0.2	—	—
Amortization of prior service cost (benefit)	0.6	0.4	(4.0)	(3.8)

Net pension (income) expense	$8.9	$(2.1)	$1.2	$0.4

8.	Contingencies

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of our owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, the Company has been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the six months ended December 31, 2008, the Company increased the liabilities recorded for environmental remediation costs by approximately $2.0 million. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities remaining at December 31, 2008 and June 30, 2008 were $6.9 million and $5.1 million, respectively.

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

As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed. Based on the results of the review to date, the Company recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of probable loss. As a result of the Company’s internal review, the Company has made payments of $1.9 million to U.S. Customs through December 31, 2008 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $3.2 million is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of December 31, 2008.

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

During the quarter ended September 30, 2008, the Company completed the purchases of a share repurchase program authorized by the Company’s Board of Directors in December 2007. The share repurchase program authorized the purchase of up to $250.0 million of the Company’s outstanding common stock. According to the terms of the share repurchase program, purchases were funded with available cash and made from time to time in either the open market or through private transactions. The Company purchased 1,218,900 shares of its common stock on the open market for $46.1 million during the six months ended December 31, 2008.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized below:

	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Money market funds	$210.0	$—	$210.0
U.S. government agency debt securities	42.0	—	42.0
Corporate bonds	10.0	—	10.0
Derivative financial instrument assets	—	5.6	5.6
Municipal auction rate securities	—	6.3	6.3

Total financial assets	$262.0	$11.9	$273.9

Liabilities:
Derivative financial instrument liabilities	$—	$79.4	$79.4

Total financial liabilities	$—	$79.4	$79.4

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of December 31, 2008, the Company had $6.8 million of cash collateral held by counterparties that is netted against the derivative financial instrument liabilities. As of June 30, 2008, the Company had no cash collateral held by counterparties.

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

11.	Other Income, Net

Other (income) expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Continued Dumping and Subsidy Offset Act receipt	$(6.0)	$(8.2)	$(6.0)	$(8.2)
Unrealized losses on company owned life insurance contracts and investments held in rabbi trusts	2.5	0.5	3.4	0.5
Foreign exchange (gain) loss	(2.0)	0.4	(3.9)	0.5
Interest income	(1.3)	(4.5)	(3.7)	(10.3)
(Decrease) increase in equity in minority interests of unconsolidated subsidiaries	0.3	(0.3)	(0.2)	(0.5)
Other expense (income)	—	—	0.1	(0.4)

	$(6.5)	$(12.1)	$(10.3)	$(18.4)

12.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

As required, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on July 1, 2007. For the six months ended December 31, 2008, the Company’s liability for unrecognized tax benefits increased $0.4 million related to interest expense on uncertain tax positions taken in prior periods, which increased the long-term liability to $22.3 million.

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA includes a retroactive two-year extension of the R&D tax credit from January 1, 2008, through December 31, 2009. The extension of the R&D tax credit had a favorable impact on the Company’s income tax expense of approximately $1.4 million in the quarter ended December 31, 2008.

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

On a consolidated basis, the Company’s sales were not materially dependent on a single customer or a small group of customers.

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2008	2007	2008	2007
Net sales:
Advanced Metals Operations	$253.0	$313.4	$548.2	$635.7
Premium Alloys Operations	112.1	132.6	233.2	262.0
Intersegment	(3.3)	(3.2)	(6.0)	(6.8)

Consolidated net sales	$361.8	$442.8	$775.4	$890.9

Operating income:
Advanced Metals Operations	$31.2	$44.5	$50.4	$93.4
Premium Alloys Operations	19.3	39.6	48.2	76.1
Corporate costs	(10.8)	(10.7)	(18.5)	(19.8)
Pension earnings, interest & deferrals	—	6.0	(0.1)	12.0
Intersegment	—	0.1	—	—

Consolidated operating income	$39.7	$79.5	$80.0	$161.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and six-month periods ended December 31, 2008 and the comparable periods of fiscal year 2008, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with that Form 10-K for detailed background information.

Unless specifically stated otherwise, all discussions of operating results reflect continuing operations.

Raw Material Pricing and Product Mix

The volatility of the costs of raw materials has impacted our operations over the past few years. We, and others in our industry, generally have been able to pass cost increases on certain materials through to our customers using surcharges that are structured to recover increases in raw material costs. In the last several years, as raw material prices have escalated, surcharges have become an increasingly significant component of our net sales, which had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month. A portion of our raw material purchases is based on published prices from two months prior, rather than the previous month, which creates a lag between surcharge revenues and corresponding raw material costs recognized in costs of sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales. We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher costs of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower costs of sales.

A portion of our business consists of sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the contracts are consummated. In order to effectively reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. If a customer fails to meet the volume commitments or the consumption schedule deviates from the agreed upon terms of the firm price sales arrangements, the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are deferred and recognized in earnings as the inventory is sold. Since we value most of our inventory under the LIFO costing methodology, the gains and/or losses associated with commodity forward contracts may not impact the same quarter that the firm price sales contracts revenue is recognized and comparisons of gross profit from quarter to quarter may be impacted.

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

Net Pension Expense

Based on the decline in the market value of the securities in our defined benefit pension plans as of June 30, 2008, the Company will experience a pre-tax net pension expense during fiscal 2009 of $20.1 million. This is a non-cash expense that is being amortized equally for each quarterly period during the fiscal year. The pension expense equates to a year-to-year difference in reported earnings of $0.28 per share, with a second quarter year-to-year pre-tax impact of $5.9 million or $0.08 per share and a six-month year-to-year pre-tax impact of $11.8 million or $0.16 per share.

Operating Performance Overview

For the quarter ended December 31, 2008, we reported income from continuing operations of $29.8 million or $0.68 per diluted share, compared with income from continuing operations for the same period a year earlier of $57.1 million or $1.16 per diluted share. For the six months ended December 31, 2008, we reported income from continuing operations of $55.6 million or $1.26 per diluted share, compared with income from continuing operations for the same period a year earlier of $112.5 million or $2.25 per diluted share. In both cases, the lower earnings in the current period reflect lower sales levels, higher operating costs, the impacts of pricing pressures experienced during the current year and the generally prevailing adverse economic conditions that became more severe from the middle of calendar year 2008. Notwithstanding the declines in our earnings during the current periods, we believe we are in a solid position to operate profitably over the near-term during this downturn and that the long-term prospects in our key markets of aerospace, energy and medical remain strong. Through the current downturn, our management will continue to act aggressively to cut costs and conserve cash.

As the domestic and international economies softened, we have taken actions to reduce our costs. These actions include the restructuring of several layers of our upper management and otherwise improving our operations in response to lower demand anticipated during the next few quarters

Results of Operations – Three Months Ended December 31, 2008 vs. Three Months Ended December 31, 2007

Net Sales

Net sales for the three months ended December 31, 2008 were $361.8 million, which was an 18 percent decrease over the same period a year ago. Adjusted for surcharge revenue, sales decreased 13 percent. Overall, pounds shipped were 10 percent lower than the second quarter a year ago.

Geographically, sales outside the United States decreased 14 percent from the same period a year ago to $130.3 million. The sales decline primarily reflects weakness in Europe. International sales represented 36 percent of total sales for the quarter ended December 31, 2008 compared to 34 percent for the quarter ended December 31, 2007.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended December 31,		$ Decrease	% (Decrease)
($ in millions)	2008	2007
Aerospace	$154.7	$168.6	$(13.9)	(8)%
Industrial	88.6	105.9	(17.3)	(16)
Energy	41.2	54.2	(13.0)	(24)
Automotive	25.3	47.1	(21.8)	(46)
Consumer	26.8	39.5	(12.7)	(32)
Medical	25.2	27.5	(2.3)	(8)

Total net sales	$361.8	$442.8	$(81.0)	(18)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Three Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2008	2007
Aerospace	$116.6	$121.8	$(5.2)	(4)%
Industrial	62.1	69.1	(7.0)	(10)
Energy	34.5	41.5	(7.0)	(17)
Automotive	18.8	33.3	(14.5)	(44)
Consumer	20.2	26.1	(5.9)	(23)
Medical	21.0	22.6	(1.6)	(7)

Total net sales excluding surcharge revenues	$273.2	$314.4	$(41.2)	(13)%

Sales to the aerospace market decreased 8 percent from the second quarter a year ago to $154.7 million. Excluding surcharge revenue, sales decreased 4 percent from the second quarter a year ago on flat volume. The sales results principally reflect lower demand for materials used in jet engines, while sales for fastener applications have remained strong. The steady shipment volume performance reflects strengthening in our customer positions despite weakening market demand.

Industrial market sales decreased 16 percent from the second quarter a year ago to $88.6 million. Adjusted for surcharge revenue, sales decreased approximately 10 percent as a result of a 4 percent decrease in shipment volume. The results reflect lower sales of materials used in valves and fittings, fasteners and wire rod, partially offset by stronger demand for products used in welding and general industrial applications.

Sales to the energy market of $41.2 million reflected a 24 percent decrease from the second quarter of fiscal year 2008. Excluding surcharge revenue, sales decreased 17 percent from a year ago on lower shipment volume of 20 percent. Most of the decline experienced in the energy market reflects softer demand in the oil and gas exploration sector as excess inventory continues to build up in our customer base and in the overall supply chain. Power generation sector sales and shipments fell somewhat as demand weakened in the U.S. for high-end industrial gas turbines using our materials.

Sales to the medical market decreased 8 percent to $25.2 million from a year ago. Adjusted for surcharge revenue, sales decreased 7 percent, while volumes increased 9 percent. The coupling of strong shipment volume with a sales revenue decline reflects strength in demand for materials used in joint replacements and surgical instruments in the current period and lower titanium raw material prices compared to last year.

Sales to the consumer market decreased 32 percent to $26.8 million from a year ago. Adjusted for surcharge revenue, sales decreased 23 percent with shipment volume lower by 19 percent. The decline reflects lower sales in all sectors, led by housing and electronics.

Automotive market sales decreased 46 percent from the second quarter a year ago to $25.3 million. Excluding surcharge revenue, sales decreased 44 percent on 33 percent lower shipment volume. The continuing weakness in the automotive market has not abated as OEMs in the U.S. implement more plant closings and global auto makers reduce production.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2008	2007
Special alloys	$174.6	$238.5	$(63.9)	(27)%
Stainless steels	131.9	144.9	(13.0)	(9)
Titanium products	35.0	38.6	(3.6)	(9)
Other materials	20.3	20.8	(0.5)	(2)

Total net sales	$361.8	$442.8	$(81.0)	(18)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Three Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2008	2007
Special alloys	$121.5	$156.1	$(34.6)	(22)%
Stainless steels	97.0	99.5	(2.5)	(3)
Titanium products	35.0	38.6	(3.6)	(9)
Other materials	19.7	20.2	(0.5)	(3)

Total net sales excluding surcharge revenues	$273.2	$314.4	$(41.2)	(13)%

Sales of special alloys products decreased 27 percent from a year ago to $174.6 million. Adjusted for surcharge revenue, sales decreased 22 percent on a 14 percent decrease in shipment volume. The sales decrease principally reflects the decline in demand from the aerospace and energy markets.

Sales of stainless steels decreased 9 percent from a year ago to $131.9 million. Excluding surcharge revenue, sales decreased 3 percent on 9 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 9 percent from a year ago to $35.0 million on 10 percent higher volume. The coupling of a sales revenue decrease with a shipment volume increase reflects the impact of significantly lower titanium prices together with increased demand for titanium products especially in the medical and aerospace end-use markets.

Gross Profit

Our gross profit in the second quarter decreased 35 percent to $75.9 million, or 21.0 percent of net sales (27.8 percent of net sales excluding surcharges), as compared with $116.1 million, or 26.2 percent of net sales (36.9 percent of net sales excluding surcharges), in the same quarter a year ago. The lower gross profit was primarily due to lower shipment volumes along with higher manufacturing costs, pricing pressures, the timing impact of raw material hedges and other negatives from the low price of nickel.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative three-month periods:

	Three Months Ended December 31,
(in millions)	2008	2007
Net sales	$361.8	$442.8
Less: surcharge revenues	88.6	128.4

Net sales excluding surcharges	$273.2	$314.4

Gross profit	$75.9	$116.1

Gross margin	21.0%	26.2%

Gross margin excluding dilutive effect of surcharges	27.8%	36.9%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted gross margin by 40 basis points when comparing gross margin for the recent quarter with the prior year’s quarter. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 90 basis points during the quarter ended December 31, 2008, compared to approximately 150 basis points during the prior year’s quarter.

The biggest contributor to the reduction in gross profit in the current versus the prior year’s quarter, however, is lower shipment volumes. Manufacturing costs were higher than the prior year, but have improved as compared with our first quarter performance, as we have worked through the equipment start-up issues we were experiencing a few months ago. In addition, we also experienced during the second quarter the negative timing impact associated with hedge contracts, as well as other negatives from the current low price of nickel, neither of which was significant during the comparable period of fiscal year 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $36.2 million were 10.0 percent of net sales (13.2 percent of net sales excluding surcharges) as compared with $36.6 million or 8.3 percent of net sales (11.6 percent of net sales excluding surcharges) in the same quarter a year ago. The relatively total flat levels of selling, general and administrative expenses reflect an increase in the net pension expense during the recent quarter that served to offset reductions in compensation expense, outside services and travel-related expenses.

Interest Expense

Interest expense for the quarter was $3.8 million, as compared with $5.3 million in the same quarter in the prior year. The decrease in interest expense is attributable to reductions in our outstanding debt and increased amounts of capitalized interest associated with several large construction projects, during the current versus the prior year’s quarter.

Other Income, Net

Other income for the recent quarter was $6.5 million as compared with $12.1 million in the second quarter a year ago. The decrease was due to reduced interest income partially offset by foreign exchange gains. In addition, the recent quarter includes $6.0 million related to funds received under the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”) as compared with $8.2 million in the same period a year ago

Income Taxes

Our tax provision for the recent quarter was $12.6 million, or 29.7 percent of pre-tax income, versus $29.2 million, or 33.8 percent, for the same quarter a year ago. The income tax provision for the recent quarter was favorably impacted by the retroactive extension of the research and development tax credit, which was partially offset by the reduction in tax-exempt interest earned during the recent quarter as compared to the same period a year ago.

Business Segment Results

Following the divestiture during fiscal year 2008 of our ceramics and metals shapes businesses, which historically comprised our Engineered Products Operations segment, we have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Three Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2008	2007
Advanced Metals Operations	$253.0	$313.4	$(60.4)	(19)%
Premium Alloys Operations	112.1	132.6	(20.5)	(16)
Intersegment	(3.3)	(3.2)	(0.1)	(3)

Total net sales	$361.8	$442.8	$(81.0)	(18)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2008	2007
Advanced Metals Operations	$193.4	$224.2	$(30.8)	(14)%
Premium Alloys Operations	83.1	93.4	(10.3)	(11)
Intersegment	(3.3)	(3.2)	(0.1)	(3)

Total net sales excluding surcharge revenues	$273.2	$314.4	$(41.2)	(13)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the quarter ended December 31, 2008 for the AMO segment decreased 19 percent during the quarter ended December 31, 2008 to $253.0 million, as compared with $313.4 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 14 percent on 14 percent lower shipment volume from a year ago. Both the sales and shipment volume decrease reflect lower demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $31.2 million or 12.3 percent of net sales (16.1 percent of net sales excluding surcharge revenues) in the recent quarter, as compared with $44.5 million or 14.2 percent of net sales (19.8 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income principally reflects lower shipment volume and the impacts of higher operating costs and pricing pressures.

Premium Alloys Operations (“PAO”) Segment

Net sales for the quarter ended December 31, 2008 for the PAO segment decreased 16 percent to $112.1 million, as compared with $132.6 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 11 percent on 8 percent lower shipment volume from a year ago. Both the sales and shipment volume decrease was due to lower demand, particularly in the oil and gas sector of our energy end use market.

Operating income for the PAO segment was $19.3 million or 17.2 percent of net sales (23.2 percent of net sales excluding surcharge revenues) in the recent quarter, compared with $39.6 million or 29.9 percent of net sales (42.4 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income principally reflects lower volume as well as the negative timing impacts from raw material hedges and an unfavorable shift in product mix during the recent quarter as compared to the same period in the prior year.

Results of Operations – Six Months Ended December 31, 2008 vs. Six Months Ended December 31, 2007

Net Sales

Net sales for the six months ended December 31, 2008 were $775.4 million, which was a 13 percent decrease from the same period a year ago. Adjusted for surcharge revenue, sales decreased 8 percent. Overall, pounds shipped were 6 percent lower than a year ago.

Geographically, sales outside the United States decreased 6 percent from a year ago to $283.1 million. The sales decline reflects the weakening of sales to customers in Europe and Asia Pacific. International sales represented 37 percent of total sales for the six months ended December 31, 2008 compared to 34 percent for the six months ended December 31, 2007.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Six Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2008	2007
Aerospace	$312.0	$330.8	$(18.8)	(6)%
Industrial	192.1	217.0	(24.9)	(11)
Energy	94.6	102.0	(7.4)	(7)
Automotive	61.2	104.1	(42.9)	(41)
Consumer	62.4	78.4	(16.0)	(20)
Medical	53.1	58.6	(5.5)	(9)

Total net sales	$775.4	$890.9	$(115.5)	(13)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Six Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2008	2007
Aerospace	$232.1	$236.5	$(4.4)	(2)%
Industrial	132.4	138.1	(5.7)	(4)
Energy	78.4	78.6	(0.2)	—
Automotive	44.6	71.1	(26.5)	(37)
Consumer	44.2	51.5	(7.3)	(14)
Medical	43.4	49.4	(6.0)	(12)

Total net sales excluding surcharge revenues	$575.1	$625.2	$(50.1)	(8)%

Sales to the aerospace market decreased 6 percent from a year ago to $312.0 million. Excluding surcharge revenue, sales decreased 2 percent from a year ago on higher shipment volume of 2 percent. The sales results principally reflect the lower demand for materials used in jet engine components, which was partially offset by modest growth in demand for fasteners in the current year.

Industrial market sales decreased 11 percent from a year ago to $192.1 million. Adjusted for surcharge revenue, sales decreased approximately 4 percent with a 1 percent decrease in shipment volume. The results reflect slowing demand for materials used in semiconductors and in valves and fittings, which was partially offset by growth in materials used in general industrial applications.

Sales to the energy market of $94.6 million reflected a 7 percent decrease from fiscal 2008. Excluding surcharge revenue, sales were essentially flat from a year ago on lower shipment volume of 1 percent. The results reflect a weakening demand for materials used in industrial gas turbines. Oil and gas segment sales growth has slowed in response to excess inventory within the supply chain.

Automotive market sales decreased 41 percent from a year ago to $61.2 million. Excluding surcharge revenue, sales decreased 37 percent on 31 percent lower shipment volume. The results reflect unprecedented declines in the global automotive industry that has been marked by significant reductions in production and extended plant shutdowns.

Sales to the consumer market decreased 20 percent to $62.4 million from a year ago. Adjusted for surcharge revenue, sales decreased 14 percent with shipment volume down 9 percent. The results reflect lower sales volumes in all sectors.

Sales to the medical market decreased 9 percent to $53.1 million from a year ago. Adjusted for surcharge revenue, sales decreased 12 percent, while shipment volume increased 5 percent. The coupling of strong shipment volumes with a sales revenue decline reflects increased demand and the effects of substantially lower titanium prices.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$379.8	$466.1	$(86.3)	(19)%
Stainless steels	276.9	303.7	(26.8)	(9)
Titanium products	76.8	81.1	(4.3)	(5)
Other materials	41.9	40.0	1.9	5

Total net sales	$775.4	$890.9	$(115.5)	(13)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Special alloys	$259.1	$299.3	$(40.2)	(13)%
Stainless steels	198.4	206.1	(7.7)	(4)
Titanium products	76.8	81.1	(4.3)	(5)
Other materials	40.8	38.7	2.1	5

Total net sales excluding surcharge revenues	$575.1	$625.2	$(50.1)	(8)%

Sales of special alloys products decreased 19 percent from a year ago to $379.8 million. Adjusted for surcharge revenue, sales decreased 13 percent on a 7 percent decrease in shipment volume. The sales decrease principally reflects the decline in demand from the automotive, energy and aerospace markets.

Sales of stainless steels decreased 9 percent from a year ago to $276.9 million. Excluding surcharge revenue, sales decreased 4 percent on 6 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the industrial and consumer markets.

Sales of titanium products decreased 5 percent from a year ago to $76.8 million on 13 percent higher volume. The coupling of strong shipment volumes with a sales revenue decline reflects increased demand for titanium products, especially in the aerospace and medical markets, together with the impact of significantly lower titanium prices.

Gross Profit

Our gross profit in the six months ended December 31, 2008 decreased 35 percent to $149.5 million, or 19.3 percent of net sales (26.0 percent of net sales excluding surcharges), as compared with $231.5 million, or 26.0 percent of net sales (37.0 percent of net sales excluding surcharges), in the same period a year ago. The lower gross profit principally reflects the reductions in shipment volumes, along with higher manufacturing costs, pricing pressures, timing impacts from raw material hedges and other negatives from the low price of nickel.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative six-month periods:

	Six Months Ended December 31,
(in millions)	2008	2007
Net sales	$775.4	$890.9
Less: surcharge revenues	200.3	265.7

Net sales excluding surcharges	$575.1	$625.2

Gross profit	$149.5	$231.5

Gross margin	19.3%	26.0%

Gross margin excluding dilutive effect of surcharges	26.0%	37.0%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from quarter to quarter. We estimate that such combined effects positively impacted gross margin by 80 basis points when comparing gross margin for the six months ended December 31, 2008 to the gross margin for the six months ended December 31, 2007. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 40 basis points during the six months ended December 31, 2008, compared to approximately 140 basis points during the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $69.5 million for the six months ended December 31, 2008 were 9.0 percent of net sales (12.1 percent of net sales excluding surcharges) as compared with $69.8 million or 7.8 percent of net sales (11.2 percent of net sales excluding surcharges) in the same period a year ago. The relatively flat levels of selling, general and administrative expenses reflect an increase in the net pension expense that served to offset reductions in compensation expense, outside services and travel-related expenses during the current year.

Interest Expense

Interest expense for the six months ended December 31, 2008 was $8.2 million, as compared with $10.8 million in the same period in the prior year. The decrease in interest expense is attributable to reductions in our outstanding debt and increased amounts of capitalized interest associated with several large construction projects during the current versus prior year’s six-month period.

Other Income, Net

Other income for the six months ended December 31, 2008 was $10.3 million as compared with $18.4 million for the comparable six months of fiscal 2008. The decrease was primarily due to reduced interest income.

Income Taxes

Our tax provision for the six months ended December 31, 2008 was $26.5 million, or 32.3 percent of pre-tax income, versus $56.8 million, or 33.5 percent, for the same period a year ago. The reduction in the effective income tax rate principally relates to the favorable impact of the retroactive extension of the research and development credit, which was partially offset by a reduction in tax-exempt interest earned during the six months ended December 31, 2008 compared to the six months ended December 31, 2007.

Business Segment Results

The following table includes comparative information for our net sales by our two reportable business segments: Advanced Metals Operations and Premium Alloys Operations:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Advanced Metals Operations	$548.2	$635.7	$(87.5)	(14)%
Premium Alloys Operations	233.2	262.0	(28.8)	(11)
Intersegment	(6.0)	(6.8)	0.8	12

Total net sales	$775.4	$890.9	$(115.5)	(13)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2008	2007
Advanced Metals Operations	$409.8	$449.9	$(40.1)	(9)%
Premium Alloys Operations	171.3	182.1	(10.8)	(6)
Intersegment	(6.0)	(6.8)	0.8	12

Total net sales excluding surcharge revenues	$575.1	$625.2	$(50.1)	(8)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the six months ended December 31, 2008 for the AMO segment decreased 14 percent to $548.2 million, as compared with $635.7 million in the same period a year ago. Excluding surcharge revenues, net sales decreased 9 percent on 8 percent lower shipment volume from a year ago. Both the sales and shipment volume decrease reflect lower demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $50.4 million or 9.2 percent of net sales (12.3 percent of net sales excluding surcharge revenues) in the six months ended December 31, 2008, as compared with $93.4 million or 14.7 percent of net sales (20.8 percent of net sales excluding surcharge revenues) in the same period a year ago. The decrease in operating income principally reflects lower shipments and the impacts of higher operating costs associated with manufacturing inefficiencies as a result of the significant equipment upgrade activity during our recent first quarter.

Premium Alloys Operations (“PAO”) Segment

Net sales for the six months ended December 31, 2008 for the PAO segment decreased 11 percent to $233.2 million, as compared with $262.0 million in the same period a year ago. Excluding surcharge revenues, net sales decreased 6 percent on 2 percent lower shipment volume from a year ago. The decrease was largely driven by lower demand in the energy market and an unfavorable shift in product mix in the aerospace market.

Operating income for the PAO segment was $48.2 million or 20.7 percent of net sales (28.1 percent of net sales excluding surcharge revenues) during the six months ended December 31, 2008, compared with $76.1 million or 29.0 percent of net sales (41.8 percent of net sales excluding surcharge revenues) in the same period a year ago. The decrease in operating income principally reflects the reduction in volume, the negative impacts from the timing of raw material hedges and an unfavorable shift in product mix during the six months ended December 31, 2008 as compared to the same period of fiscal 2008.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $297 million as of December 31, 2008, together with cash generated from operations and available borrowing capacity of approximately $188 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $23.0 million and other obligations for the foreseeable future.

During the six months ended December 31, 2008, our free cash flow, as defined under “Non-GAAP Financial Measures” below, was negative $72.1 million as compared to a positive $24.1 million for the same period a year ago. The decrease reflects the impact of reductions in cash provided by operating activities and increased investments in expansion projects. These impacts were partially offset by the proceeds received from the sale of businesses. It is our objective to finish this fiscal year in a positive free cash flow position.

Cash used for operating activities was $2.1 million for the six months ended December 31, 2008 as compared with cash provided from operating activities of $80.5 million for the same period last year. This decrease reflects a reduction in earnings for the period and less favorable changes in net working capital including increasing inventory levels as a result of rapidly changing demand forecasts resulted in an unfavorable impact, partially offset by both favorable changes in accounts receivable due to lower sales trends and a reduction in the change in accounts payable due to lower raw material costs during the six months ended December 31, 2008 compared to the same period in the prior year.

Capital expenditures for plant, equipment and software were $67.7 million for the six months ended December 31, 2008 as compared with $42.8 million for the same period a year ago. A significant portion of the current year’s capital expenditures relate to the expansion of our premium melt facilities, which is expected to be completed by the end of this fiscal year.

Dividends during the six months ended December 31, 2008 were $15.7 million as compared with $14.9 million in the same period last year and were based on quarterly amounts of $0.18 per share of common stock for dividends paid in the current fiscal year and $0.15 per share of common stock for the dividends paid in fiscal year 2008.

During the six months ended December 31, 2008, we used $46.1 million to purchase 1,218,900 shares of our common stock pursuant to the terms of the $250 million share repurchase program authorized by our Board of Directors in December 2007 which exhausted our authorization under that share repurchase program.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Sales Excluding Surcharges

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed above. See discussion of Gross Profit above for a reconciliation of net sales excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
(in millions)	2008	2007
Net cash (used for) provided from operating activities	$(2.1)	$80.5
Net proceeds from sale of businesses	13.4	—
Purchases of property, equipment and software	(67.7)	(42.8)
Proceeds from disposals of property and equipment	—	1.3
Dividends paid	(15.7)	(14.9)

Free cash flow	$(72.1)	$24.1

Management believes that the use of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated that management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities, periodic treasury stock purchases and a consistent dividend payout.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the six months ended December 31, 2008, we increased the liabilities recorded for environmental remediation costs by approximately $2.0 million. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities remaining at December 31, 2008 and June 30, 2008 were $6.9 million and $5.1 million, respectively.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, we recorded a liability of $21.0 million with respect to this matter during the fourth quarter of fiscal year 2008. We expect to appeal the Court’s decision.

Duty Drawback

Historically, we have participated in a program offered by U.S. Customs and Border Protection (“U.S. Customs”) known as duty drawback. Under the program, we claimed a refund of import duties on items manufactured and exported to customers in foreign countries. Certain vendors prepared certificates authorizing us to claim duty drawback refunds against imported goods purportedly shipped by the vendor to us. Because of the complexity of the program, we engaged a licensed U.S. customs broker specializing in duty drawback claims. The customs broker was responsible for performing the administration of the process which included maintaining and collecting various forms of supporting evidence for each claim including collecting appropriate certificates from vendors, as well as preparing and submitting the refund claims.

We received notice from U.S. Customs that we were under investigation related to claims previously filed by the customs broker on our behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. We initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. We also engaged a new licensed U.S. customs broker and suspended the filing of any new duty drawback claims until the investigation can be concluded. We intend to cooperate fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, our internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed. Based on the results of the review to date, we recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented our best estimate of probable loss. As a result of the Company’s internal review, we have made payments of $1.9 million to U.S. Customs through December 31, 2008 related to the above contingency.

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $3.2 million is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of December 31, 2008.

Other

We are defending various routine claims and legal actions that are incidental to our business, and we are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total ultimate liability will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Critical Accounting Policies and Estimates

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the second quarter of the current fiscal year, the effect of the decrease in raw material costs on our LIFO inventory valuation method resulted in a decrease of cost of sales of $41.7 million.

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

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements included in Item 1, “Financial Statements.”

Outlook

The recession is impacting demand globally. Even as our markets weaken, we are successfully growing our position with several important customers and implementing new product initiatives with others. Our strong competitive position and focus on niche, high value products allow us to operate profitably with less exposure to the pressures faced by more commodity-oriented businesses. We continue to cut costs and manage cash flow while still moving forward with initiatives that are important to our long-term success. Processing costs are being re-aligned to meet the lower demand expected through the rest of this fiscal year. We intend to reduce our inventory levels and capital spending. We are deferring discretionary capital projects and expect to end our fiscal year at or below the $119 million we spent on capital projects last year, versus the $125 million we had forecasted previously for this fiscal year.

Despite these efforts, we believe the economic downturn will affect the second half of our fiscal year. Based on our current view of the markets, we believe our shipment volume and revenues, excluding surcharges, during the second half of our year may be 20 to 25 percent lower than the same period last year. In addition, we believe that declining volume will put greater pressure on our earnings and that our profits in the second half of the year will be negatively impacted by the LIFO effect of reducing inventory levels, similar to what we experienced last year. Counter-balancing this, we expect to see further improvements from our focus on manufacturing performance and an improving product mix. Taken all together, we believe our overall base operating margin, excluding surcharges, will remain in the low double digits as we manage our way through the economic downturn.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2008. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans;(8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions;(11) the ability of Carpenter to implement and manage material capital expansion projects in a timely and efficient manner; (12) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; and (14) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania and for which there may be limited alternatives if there are significant equipment failures or catastrophic events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. In order to effectively reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. See further discussions of the impacts of these firm price sales arrangements in Item 2 above. As of December 31, 2008, we had approximately $72.6 million of deferred losses related to commodity forward contracts. Approximately 75 percent of the deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements to two customers. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. These customers have historically performed under these arrangements and we believe that they will honor such obligations in the future, notwithstanding the exceptional nature of the current economic conditions.

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

Our pension plan assets are invested in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income securities. As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for fiscal year 2009, which in turn would create increased pension costs in future years. In addition, as a result of the decline in market value of the plan’s assets, we believe that we will need to make a contribution to the plan of at least $20.0 million dollars during calendar year 2010.

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2008 annual report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on December 31, 2008, (1) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, (2) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed or (3) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4.	Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome, including the Boarhead Farms matter discussed above under Item 2 of this report. We are not aware of any material proceedings to which any of our directors, officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of those persons, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, (3) includes a governmental authority as a party or (4) involves potential monetary sanctions in excess of $100,000.

Item 1A.	Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our annual report on Form 10-K adequately disclose the material risks that we face, other than with respect to manganese as being among the raw materials whose availability is critical to the manufacture of our products and the supply of which is dependent upon third parties. Accordingly, we are revising the risk factor with respect to critical raw materials as follows:

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

Item 4.	Submission of Matters to a Vote of Security Holders

On October 13, 2008, we held our 2008 Annual Meeting of Shareholders, our stockholders cast the following votes on submitted proposals:

(1)	Stockholders elected the three nominees for election as directors named in the proxy statement. The names of the directors elected, along with the voting results were as follows:

	Number of Votes in Favor	Number of Votes Withheld
Robert R. McMaster	40,497,550	805,286

Gregory A. Pratt	40,583,239	719,597

Anne L. Stevens	39,944,560	1,358,276

(2)	Stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2009. The voting results were as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP	40,857,612	336,789	108,435

Item 6.	Exhibits

Exhibit No.	Description
10(Y)	Consulting Agreement, dated December 9, 2008, by and between the Company and Dr. Sunil Widge is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed February 5, 2009.

31(A)	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

31(B)	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: February 6, 2009	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer