Form 10-Q
period 2009-03-31
CARPENTER TECHNOLOGY CORP
filed 2009-05-07
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of April 22, 2009 was 44,052,159.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$300.9	$403.3
Marketable securities	5.0	5.3
Accounts receivable, net	167.0	285.1
Inventories	263.5	209.0
Deferred income taxes	29.2	19.8
Other current assets	42.7	44.2

Total current assets	808.3	966.7
Property, plant and equipment, net	632.1	583.8
Prepaid pension cost	48.6	51.5
Goodwill	35.2	35.2
Other intangibles, net	19.0	19.8
Other assets	59.8	55.2

Total assets	$1,603.0	$1,712.2

LIABILITIES
Current liabilities:
Accounts payable	$85.1	$158.4
Accrued liabilities	141.3	144.2
Current portion of long-term debt	23.0	23.0

Total current liabilities	249.4	325.6
Long-term debt, net of current portion	279.7	276.7
Accrued postretirement benefits	86.7	90.9
Deferred income taxes	97.1	95.7
Other liabilities	104.6	84.1

Total liabilities	817.5	873.0

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,609,842 at March 31, 2009 and 54,608,142 shares at June 30, 2008; outstanding 44,051,990 at March 31, 2009 and 45,295,770 at June 30, 2008	273.0	273.0
Capital in excess of par value	206.0	197.5
Reinvested earnings	1,041.7	996.6
Common stock in treasury (10,557,852 shares and 9,312,372 shares at March 31, 2009 and June 30, 2008, respectively), at cost	(531.0)	(484.0)
Accumulated other comprehensive loss	(204.2)	(143.9)

Total stockholders’ equity	785.5	839.2

Total liabilities and stockholders’ equity	$1,603.0	$1,712.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
NET SALES	$330.0	$506.4	$1,105.4	$1,397.2
Cost of sales	280.8	397.9	906.7	1,057.3

Gross profit	49.2	108.5	198.7	339.9

Selling, general and administrative expenses	31.0	33.8	100.5	103.5
Restructuring charges	2.1	—	2.1	—

Operating income	16.1	74.7	96.1	236.4

Interest expense	3.9	5.1	12.1	15.9
Other income, net	(2.7)	(3.7)	(13.0)	(22.1)

Income before income taxes	14.9	73.3	97.0	242.6
Income tax expense	1.8	22.8	28.3	79.6

Income from continuing operations	13.1	50.5	68.7	163.0
Income from discontinued operations	—	69.5	—	70.7

NET INCOME	$13.1	$120.0	$68.7	$233.7

EARNINGS PER COMMON SHARE:

Basic:
Income from continuing operations	$0.30	$1.05	$1.57	$3.31

Income from discontinued operations	—	$1.45	—	$1.43

Net income	$0.30	$2.50	$1.57	$4.74

Diluted:
Income from continuing operations	$0.30	$1.05	$1.56	$3.29

Income from discontinued operations	—	$1.44	—	$1.43

Net income	$0.30	$2.49	$1.56	$4.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43.8	48.0	43.9	49.3

Diluted	44.0	48.3	44.2	49.6

Cash dividends per common share	$0.18	$0.15	$0.54	$0.45

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$13.1	$120.0	$68.7	$233.7
Gain (loss) on derivative instruments, net of tax benefits of ($0.3), ($4.7), $21.6 and $2.4, respectively	0.4	7.4	(33.7)	(3.7)
Pension and post-retirement benefits, net of tax of ($0.5), $—, ($1.4) and $0.6, respectively	0.8	(0.1)	2.2	(0.9)
Pension curtailment, net of tax of ($0.1)	—	—	—	0.2
Foreign currency translation (loss) gain	(5.8)	5.1	(28.8)	8.7

Comprehensive income	$8.5	$132.4	$8.4	$238.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$68.7	$233.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	38.0	37.1
Deferred income taxes	11.6	(0.9)
Net pension expense (income)	15.2	(0.8)
Net loss (gain) on disposals of property and equipment	0.9	(1.0)
Gain on sale of businesses	—	(101.5)
Changes in working capital and other:
Accounts receivable	103.9	31.0
Inventories	(68.3)	(58.4)
Other current assets	(16.7)	(5.5)
Accounts payable	(70.5)	(42.3)
Accrued liabilities	(28.2)	44.6
Other, net	(9.8)	7.5

Net cash provided from operating activities	44.8	143.5

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(94.9)	(72.7)
Proceeds from disposals of property and equipment	—	1.4
Acquisition of business	—	(6.6)
Net proceeds from sales of businesses	13.4	143.0
Purchases of marketable securities	(34.5)	(366.2)
Proceeds from sales of marketable securities	39.8	713.2

Net cash (used for) provided from investing activities	(76.2)	412.1

FINANCING ACTIVITIES:
Payments on long-term debt	—	(0.2)
Dividends paid	(23.6)	(22.1)
Purchases of treasury stock	(46.1)	(250.8)
Tax benefits on share-based compensation	—	1.2
Proceeds from common stock options exercised	—	0.6

Net cash used for financing activities	(69.7)	(271.3)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(10.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102.4)	274.1
Cash and cash equivalents at beginning of period	403.3	300.8

Cash and cash equivalents at end of period	$300.9	$574.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. The June 30, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2008. Operating results for the three months and nine months ended March 31, 2009 are not necessarily indicative of the operating results for any future period.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 was effective for the Company on July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements and is discussed more fully in Note 11. The Company does not believe that the adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities, effective July 1, 2009, will have a material impact on the consolidated financial statements.

On July 1, 2008, the Company adopted the provisions Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Except for the additional disclosures required by FAS 161 included in Note 13, the adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements for interim reporting periods as well as in annual financial statements. FSP 1071-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP 107-1 will have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132(R)-1”). FSP 132(R)-1 includes objectives for disclosing information about an employer’s plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not believe the adoption of FSP 132(R)-1 will have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”(“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, “Earnings per Share.” The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retrospectively to conform to the provisions of the FSP. The Company is currently evaluating the impact of the adoption of FSP 03-6-1.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” (“FSP 157-4”). FSP 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on the Company’s financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 30, 2008, the Company completed the sale of our metal shapes business, Rathbone Precision Metals (“Rathbone”), to Calvi Holdings, S.r.l. Rathbone is engaged in the business of designing, manufacturing and selling precision formed shape components in a variety of alloys. The operations of Rathbone were historically included on our Engineered Products Operations business segment. The net sales price was $17.4 million, of which $5.0 million was received at closing with the remaining $12.5 million in the form of a note receivable which was paid in full during the first quarter of fiscal year 2009. The net proceeds also reflect $0.1 million of deal-related costs. In conjunction with the sale, Carpenter entered into a long-term supply agreement to provide the buyer with certain raw materials over a five year period. However, the Company does not have any significant continuing involvement in the operations after the divestiture.

The following table summarizes the components of discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Net sales	$—	$29.8	$—	$84.9

Income before income taxes	$—	$4.5	$—	$12.8
Income tax expense	—	4.1	—	6.9

Income from operations of discontinued businesses, net of tax	—	0.4	—	5.9

Gain on sale of discontinued operations	—	102.7	—	101.5
Income tax expense on gain	—	33.6	—	36.7

Income from discontinued operations, net of tax	$—	$69.5	$—	$70.7

The Company has not allocated general corporate overhead charges to the discontinued operations and has elected not to allocate general corporate interest expense.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Restructuring Charges

During the quarter ended March 31, 2009, the Company recorded $2.1 million of charges associated with the closure of our manufacturing facility in the United Kingdom (“UK”), which we announced in February 2009. The manufacturing operations in the UK will wind down during the next several months with final closure targeted for June 30, 2009. The charges recorded in the quarter ended March 31, 2009 consisted principally of employee severance costs as well as other exit costs. The UK facility employs 33 workers and manufactures soft magnetic nickel-iron and cobalt-iron alloys in strip and bar form. The facility’s customers will be serviced by existing operations and through arrangements with other suppliers. The UK manufacturing facility was historically included in our Advanced Metals Operation segment, and the restructuring charges have not been included in the segment operating results.

4.	Earnings Per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the three months and nine months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2009	2008	2009	2008
Basic:
Earnings from continuing operations available for common stockholders	$13.1	$50.5	$68.7	$163.0

Weighted average number of common shares outstanding	43.8	48.0	43.9	49.3

Basic earnings from continuing operations per common share	$0.30	$1.05	$1.57	$3.31

Diluted:
Earnings from continuing operations available for common stockholders	$13.1	$50.5	$68.7	$163.0

Weighted average number of common shares outstanding	43.8	48.0	43.9	49.3
Effect of shares issuable under share based compensation plans	0.2	0.3	0.3	0.3

Adjusted weighted average common shares outstanding	44.0	48.3	44.2	49.6

Diluted earnings from continuing operations per common share	$0.30	$1.05	$1.56	$3.29

For the three months and nine months ended March 31, 2009, options to purchase 0.4 million shares of common stock have been excluded from the calculation of diluted earnings from continuing operations per common share because their effects were anti-dilutive. There were no options to purchase shares of common stock excluded from the calculations of earnings per share for the three months and nine months ended March 31, 2008.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of March 31, 2009 and June 30, 2008. The following is a summary of marketable securities, all of which were classified as available-for-sale as of March 31, 2009 and June 30, 2008:

March 31, 2009 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
U.S. government agency securities	$5.0	—	$5.0

Non-current
Municipal auction rate securities	$6.3	—	$6.3

June 30, 2008 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Corporate bonds	$2.3	—	$2.3
Municipal bonds	3.0	—	3.0

Total current	$5.3	—	$5.3

Non-current
Municipal auction rate securities	$11.3	—	$11.3

As of March 31, 2009 and June 30, 2008, the Company’s marketable securities included municipal auction rate securities with a par value of $6.3 million and $11.3 million, respectively. The municipal auction rate securities have historically traded at par and are callable at par at the option of the issuer. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate. In addition, as a result of the failed auctions, the Company does not have access to the funds invested in these securities until the securities can be liquidated upon: a successful future auction of these securities, a refinancing or redemption of the securities by the issuers, finding a buyer in a secondary market. The Company has the intent and ability to hold these securities until the earlier of the anticipated recovery period, redemption by the issuer or the stated maturity date. Since the timing of the recovery of the auction process or redemption by the issuer cannot be reasonably estimated, the securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default.

For the nine months ended March 31, 2009 and 2008, proceeds from sales of marketable securities were $39.8 million and $713.2 million, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Inventories

Inventories consisted of the following components as of March 31, 2009 and June 30, 2008:

(in millions)	March 31, 2009	June 30, 2008
Raw materials and supplies	$41.8	$26.3
Work in process	138.0	111.9
Finished and purchased products	83.7	70.8

Total inventory	$263.5	$209.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2009 and June 30, 2008:

(in millions)	March 31, 2009	June 30, 2008
Derivative financial instruments	$50.6	$22.7
Employee benefits	31.6	31.7
Compensation	17.6	44.9
Legal	13.7	14.2
Deferred revenue	6.1	8.2
Interest	6.1	5.1
Taxes, other than income	1.2	0.8
Environmental costs	1.1	1.1
Professional services	0.7	0.5
Other	12.6	15.0

Total accrued liabilities	$141.3	$144.2

8.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and nine months ended March 31, 2009 and 2008 were as follows:

Three months ended March 31,	Pension Plans		Other Postretirement Plans
(in millions)	2009	2008	2009	2008
Service cost	$4.3	$4.6	$0.6	$0.6
Interest cost	12.5	12.1	3.0	2.9
Expected return on plan assets	(15.1)	(18.0)	(1.6)	(1.9)
Amortization of net loss	2.4	1.1	0.6	0.5
Amortization of prior service cost (benefit)	0.3	0.3	(2.0)	(1.9)

Net pension expense	$4.4	$0.1	$0.6	$0.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended March 31,	Pension Plans		Other Postretirement Plans
(in millions)	2009	2008	2009	2008
Service cost	$13.3	$13.3	$1.7	$1.8
Interest cost	37.5	36.5	9.1	8.7
Expected return on plan assets	(45.4)	(55.2)	(4.7)	(5.7)
Amortization of net loss	7.1	2.4	1.6	1.5
Curtailment	—	0.2	—	—
Amortization of prior service cost (benefit)	0.9	0.8	(5.9)	(5.7)

Net pension expense (income)	$13.4	($2.0)	$1.8	$0.6

9.	Contingencies

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of our owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, the Company has been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the nine months ended March 31, 2009, the Company increased the liabilities recorded for environmental remediation costs by approximately $2.0 million. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities remaining at March 31, 2009 and June 30, 2008 were $6.9 million and $5.1 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, the Company recorded a liability of $21.0 million with respect to this matter during the fourth quarter of fiscal year 2008. The Company has appealed the Court’s decision.

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

The Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also engaged a new licensed U.S. customs broker and suspended the filing of any new duty drawback claims until the investigation can be concluded. The Company has cooperated fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed. Based on the results of the review to date, the Company recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of the probable loss related to this matter. As a result of the Company’s internal review, the Company has made payments of $2.3 million to U.S. Customs through March 31, 2009 related to the above contingency.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts the Company believes that the net remaining reserve recorded of $2.8 million is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of March 31, 2009.

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

10.	Share Repurchase Program

During the first quarter of fiscal 2009, the Company completed the purchases of a share repurchase program authorized by the Company’s Board of Directors in December 2007 by purchasing 1,218,900 shares of its common stock on the open market for $46.1 million. The share repurchase program authorized the purchase of up to $250.0 million of the Company’s outstanding common stock using available cash and made from time to time in either the open market or through private transactions.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Fair Value Measurements

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

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below:

	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$114.0	$—	$114.0
U.S. Government agency debt securities	5.0	—	5.0
Derivative financial instrument assets	—	5.2	5.2
Municipal auction rate securities	—	6.3	6.3

Total financial assets	$119.0	$11.5	$130.5

Liabilities:
Derivative financial instrument liabilities	$—	$77.4	$77.4

Total financial liabilities	$—	$77.4	$77.4

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Other Income, Net

Other (income) expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Continued Dumping and Subsidy Offset Act receipt	$(0.1)	$—	$(6.1)	$(8.2)
Unrealized losses on company owned life insurance contracts and investments held in rabbi trusts	0.3	0.9	3.7	1.4
Foreign exchange (gain) loss	(2.5)	1.3	(6.4)	1.8
Interest income	(0.6)	(3.3)	(4.2)	(13.7)
Decrease(increase) in equity in minority interests of unconsolidated subsidiaries	0.2	(0.4)	—	(0.9)
Other income	—	(2.2)	—	(2.5)

Total other income, net	$(2.7)	$(3.7)	$(13.0)	$(22.1)

13.	Derivatives and Hedging Activities

The Company uses commodity forwards and options, interest rate swaps and foreign currency forwards and options to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments have had on the Company’s financial position, results of operations, and cash flows.

Cash Flow Hedging – Commodity forward contract and options: The Company enters into commodity forward and option contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts and options have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassed into costs of sales in the period during which the transaction affects earnings.

Cash Flow Hedging – Foreign currency forward contracts: The Company uses foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassed into net sales in the period during which the transaction affects earnings.

Fair Value Hedging – Interest rate swaps: Historically, the Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of March 31, 2009, the total notional amount of floating interest rate contracts was $45.0 million. For the three months and nine months ended March 31, 2009, net gains of $0.4 million and $1.0 million were recorded as a reduction to interest expense, respectively. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2009:

(in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$2.2	$—	$2.2
Other assets	3.1	—	—	3.1

	$3.1	$2.2	$—	$5.3

Derivatives not designated as hedging instruments
Other current assets	$—	$0.1	$—	$0.1

Total asset derivatives	$3.1	$2.3	$—	$5.4

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.2	$—	$0.2
Accrued liabilities	—	—	53.9	53.9
Other liabilities	—	—	26.8	26.8

Total liability derivatives	$—	$0.2	$80.7	$80.9

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three months and nine months ended March 31, 2009:

(in millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationship:	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Commodity contracts	$0.7	$(59.1)
Foreign exchange contracts	(0.1)	3.7

Total	$0.6	$(55.4)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in millions)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Commodity contracts	Cost of sales	$(20.8)	$(54.9)
Foreign exchange contracts	Net sales	0.9	1.6

Total		$(19.9)	$(53.3)

The Company estimates that $47.2 million of net derivative losses included in OCI will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the three months and nine months ended March 31, 2009. Ineffectiveness was not material during the three months and nine months ended March 31, 2009.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of March 31, 2009 the Company had $3.3 million of cash collateral held by counterparties. As of June 30, 2008 the Company had no cash collateral held by counterparties.

The Company is exposed to credit loss in the event of nonperformance by counterparties on its derivative instruments as well as credit or performance risk with respect to its customer commitments to perform. Although nonperformance is possible, the Company does not anticipate nonperformance by any of the parties. In addition various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.

14.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

In accordance with SFAS 109, the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. The Company records a valuation allowance to reduce the gross deferred tax assets to an amount that is more likely than not to be realized. The Company increased the valuation allowance by $4.7 million during the quarter ended March 31, 2009. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of certain state net operating loss and tax credit carryforward benefits due to the prevailing adverse economic conditions.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended March 31, 2009, the Company’s liability for unrecognized tax benefits decreased by $8.8 million, which included a $0.4 million increase in unrecognized tax benefits as a result of tax positions taken in prior periods and a $0.6 million increase in unrecognized tax benefits as a result of tax positions taken during the current period. In addition, the Company’s liability for unrecognized tax benefits was reduced by $ 10.3 million, including accrued penalties and interest, as a result of the lapse of the applicable statute of limitations in certain jurisdictions, of which a benefit of $6.0 million was included in the Company’s income tax expense during the quarter ended March 31, 2009.

It is reasonably possible that the liability for unrecognized tax benefits may be reduced by approximately $8.0 – $9.0 million within the next 12 months of the reporting date as a result of the expiration of the applicable statutes of limitations in certain jurisdictions.

Interest and penalties are recognized as a component of income tax expense. During the three months and nine months ended March 31, 2009, the Company recognized in income tax expense, $0.2 million and $0.6 million of interest and penalties, respectively. As of March 31, 2009 and June 30, 2008, the Company recorded accrued interest and penalties of $2.0 million and $3.7 million, respectively.

15.	Business Segments

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On a consolidated basis, the Company’s sales were not materially dependent on a single customer or a small group of customers.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2009	2008	2009	2008
Net sales:
Advanced Metals Operations	$227.7	$361.9	$775.8	$997.6
Premium Alloys Operations	104.2	146.8	337.4	408.7
Intersegment	(1.9)	(2.3)	(7.8)	(9.1)

Consolidated net sales	$330.0	$506.4	$1,105.4	$1,397.2

Operating income:
Advanced Metals Operations	$11.2	$44.9	$61.5	$138.3
Premium Alloys Operations	15.2	34.3	63.4	110.4
Corporate costs	(8.2)	(9.4)	(26.6)	(29.1)
Pension earnings, interest & deferrals	—	4.9	(0.1)	16.8
Restructuring charges	(2.1)	—	(2.1)	—

Consolidated operating income	$16.1	$74.7	$96.1	$236.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, chromium, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and nine-month periods ended March 31, 2009 and the comparable periods of fiscal year 2008, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information. These discussions should be read in conjunction with that Form 10-K for detailed background information.

Unless specifically stated otherwise, all discussions of operating results reflect continuing operations.

Raw Material Pricing and Product Mix

The volatility of the costs of raw materials has impacted our operations over the past few years. We, and others in our industry, generally have been able to pass cost increases on certain materials through to our customers using surcharges that are structured to recover increases in raw material costs. In the last several years, as raw material prices have escalated, surcharges have become an increasingly significant component of our net sales, which had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month. A portion of our raw material purchases is based on published prices from two months prior, rather than the previous month, which creates a lag between surcharge revenues and corresponding raw material costs recognized in costs of sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales. We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher costs of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower costs of sales. In addition, we may experience significant fluctuations in our quarterly income statement if inventory quantities change, in relation to the prior quarter, at the same time that raw material costs fluctuate. During our recent third quarter, we reduced inventories in a period of deflating raw material prices, which resulted in negative impacts.

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

Net Pension Expense

Based on the decline in the market value of the securities in our defined benefit pension plans as of June 30, 2008, we will experience a pre-tax net pension expense during fiscal year 2009 of $20.1 million. This is a non-cash expense that is being amortized equally for each quarterly period during the fiscal year. The pension expense equates to a year-to-year estimated difference in reported earnings of $0.28 per share, with a third quarter year-to-year pre-tax impact of $4.7 million or $0.06 per share and a nine-month year-to-year pre-tax impact of $16.6 million or $0.22 per share.

Restructuring Charges

During the three months ended March 31, 2009, we recorded $2.1 million of restructuring charges associated with the closure our manufacturing facility in the United Kingdom (“UK”), which we announced in March 2009. The closure is expected to reduce our fixed costs and to utilize existing production capacity more efficiently with an ongoing profit improvement estimated at about $2.0 million per year. The manufacturing operations in the UK will wind down during the next several months with final closure targeted for June 30, 2009 and a total earnings impact of approximately $9.0 million in the current fiscal year. The charges recorded in the quarter ended March 31, 2009 consisted principally of employee severance costs and other exit costs.

Operating Performance Overview

For the quarter ended March 31, 2009, we reported income from continuing operations of $13.1 million or $0.30 per diluted share, compared with income from continuing operations for the same period a year earlier of $50.5 million or $1.05 per diluted share. For the nine months ended March 31, 2009, we reported income from continuing operations of $68.7 million or $1.56 per diluted share, compared with income from continuing operations for the same period a year earlier of $163.0 million or $3.29 per diluted share. In both cases, the lower earnings in the current period reflect lower sales levels, higher operating costs and the generally prevailing adverse economic conditions that became more severe from the middle of calendar year 2008. Our revenue decline this quarter reflected continued slowness in global industrial activity. Low oil prices have reduced demand in our energy end-use market, which had been a key growth driver in recent years. Also, demand in aerospace slowed significantly in the current quarter.

We continue to take appropriate actions to reduce manufacturing and other costs in order to adjust to the lower production levels. We also made considerable progress in reducing inventory levels during the quarter.

Results of Operations – Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Net Sales

Net sales for the three months ended March 31, 2009 were $330.0 million, which was a 35 percent decrease over the same period a year ago. Adjusted for surcharge revenue, sales decreased 24 percent. Overall, pounds shipped were 31 percent lower than the third quarter a year ago.

Geographically, sales outside the United States decreased 37 percent from the same period a year ago to $111.8 million. The sales decline primarily reflects weakness in Europe for products in the aerospace, energy and automotive end-use markets. The decline also reflects a weakness in Canada for products used in oil and gas applications. International sales represented 34 percent of total sales for the quarter ended March 31, 2009 compared to 35 percent for the quarter ended March 31, 2008.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended March 31,		$	%
($ in millions)	2009	2008	(Decrease)	(Decrease)
Aerospace	$146.7	$207.4	$(60.7)	(29)%
Industrial	79.1	110.5	(31.4)	(28)
Energy	35.0	54.8	(19.8)	(36)
Medical	28.4	34.6	(6.2)	(18)
Consumer	20.7	44.7	(24.0)	(54)
Automotive	20.1	54.4	(34.3)	(63)

Total net sales	$330.0	$506.4	$(176.4)	(35)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Three Months Ended March 31,		$	%
($ in millions)	2009	2008	(Decrease)	(Decrease)
Aerospace	$116.5	$140.8	$(24.3)	(17)%
Industrial	62.7	73.7	(11.0)	(15)
Energy	29.7	40.5	(10.8)	(27)
Medical	24.3	28.7	(4.4)	(15)
Consumer	16.9	31.0	(14.1)	(45)
Automotive	16.6	37.7	(21.1)	(56)

Total net sales excluding surcharge revenues	$266.7	$352.4	$(85.7)	(24)%

Sales to the aerospace market decreased 29 percent from the third quarter a year ago to $146.7 million. Excluding surcharge revenue, sales decreased 17 percent from the third quarter a year ago on 17 percent lower shipment volume. The sales decline reflects the continued impact of a reduction in airplane build schedules and lower overall passenger miles, compounded by excess inventory in the jet engine supply chain. In addition, in the aerospace fastener segment, we observed for the first time, a weakened demand for nickel-based and titanium fasteners.

Industrial market sales decreased 28 percent from the third quarter a year ago to $79.1 million. Adjusted for surcharge revenue, sales decreased approximately 15 percent as a result of a 27 percent decrease in shipment volume. The results reflect competitive pricing pressures in more commodity-oriented applications and reduced overall demand for materials used in valves, fittings, fasteners, and general industrial applications.

Sales to the energy market of $35.0 million reflected a 36 percent decrease from the third quarter of fiscal year 2008. Excluding surcharge revenue, sales decreased 27 percent from a year ago on lower shipment volume of 43 percent. The decline in energy sales principally reflected lower oil and gas exploration activity in the face of weak demand for oil as the recession deepens. Drilling rig activity continues to decline and there is substantial excess inventory in the supply chain. Declining market demand and high customer inventory are also beginning to affect sales to the power generation sector as customers are continuing to struggle to obtain financing for these large pieces of equipment in the current credit markets.

Sales to the medical market decreased 18 percent to $28.4 million from a year ago. Adjusted for surcharge revenue, sales decreased 15 percent, while volumes increased 5 percent. The strong shipment volume reflects higher demand in orthopedic implant and medical instrument applications, while the revenue decline reflects the impact of lower titanium costs and a leaner mix of products. Demand is driven primarily by steady increases in the number of implant procedures in the U.S., Japan and the EU.

Sales to the consumer market decreased 54 percent to $20.7 million from a year ago. Adjusted for surcharge revenue, sales decreased 45 percent with shipment volume lower by 39 percent. The decline reflects lower sales across all sectors, led by housing and electronics as consumers continue to be cautious in today’s economic environment of tighter credit and high unemployment.

Automotive market sales decreased 63 percent from the third quarter a year ago to $20.1 million. Excluding surcharge revenue, sales decreased 56 percent on 57 percent lower shipment volume. Sharply lower consumer spending and tighter credit continue to suppress auto sales, resulting in the further deterioration in production rates.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended March 31,		$	%
($ in millions)	2009	2008	(Decrease)	(Decrease)
Special alloys	$179.7	$268.4	$(88.7)	(33)%
Stainless steels	103.4	170.5	(67.1)	(39)
Titanium products	33.2	48.2	(15.0)	(31)
Other materials	13.7	19.3	(5.6)	(29)

Total net sales	$330.0	$506.4	$(176.4)	(35)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Three Months Ended March 31,		$	%
($ in millions)	2009	2008	(Decrease)	(Decrease)
Special alloys	$137.5	$165.7	$(28.2)	(17)%
Stainless steels	82.6	119.7	(37.1)	(31)
Titanium products	33.2	48.2	(15.0)	(31)
Other materials	13.4	18.8	(5.4)	(29)

Total net sales excluding surcharge revenues	$266.7	$352.4	$(85.7)	(24)%

Sales of special alloys products decreased 33 percent from a year ago to $179.7 million. Adjusted for surcharge revenue, sales decreased 17 percent on a 22 percent decrease in shipment volume. The sales decrease principally reflects the decline in demand from the aerospace and energy markets.

Sales of stainless steels decreased 39 percent from a year ago to $103.4 million. Excluding surcharge revenue, sales decreased 31 percent on 35 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 31 percent from a year ago to $33.2 million on 24 percent lower volume. The results reflect the impact of significantly lower titanium prices together with decreased demand for titanium products used in the aerospace end-use market, which was only partially offset by a marginal increase in demand in the medical market.

Gross Profit

Our gross profit in the third quarter decreased 55 percent to $49.2 million, or 14.9 percent of net sales (18.4 percent of net sales excluding surcharges), as compared with $108.5 million, or 21.4 percent of net sales (30.8 percent of net sales excluding surcharges), in the same quarter a year ago. The lower gross profit was primarily due to lower demand resulting in lower shipment volumes. The volume reductions coupled with major reductions in inventory levels put downward pressure on our production levels and resulted in negative fixed costs impacts. We have worked to reduce labor costs in line with the lower production levels. However, we are buying much less nickel and other raw materials now, when prices are lower, which then required expensing of higher costs raw materials purchased earlier in the year which also has a negative effect on gross profit.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative three-month periods:

(in millions)	Three Months Ended March 31,
	2009	2008
Net sales	$330.0	$506.4
Less: surcharge revenues	63.3	154.0

Net sales excluding surcharges	266.7	352.4

Gross profit	49.2	108.5

Gross margin	14.9%	21.4%

Gross margin excluding dilutive effect of surcharges	18.4%	30.8%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted gross margin by 300 basis points when comparing gross margin for the recent quarter with the prior year’s quarter. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 190 basis points during the quarter ended March 31, 2009, compared to a negative impact on gross margin of approximately 10 basis points during the prior year’s quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $31.0 million were 9.4 percent of net sales (11.6 percent of net sales excluding surcharges) as compared with $33.8 million or 6.7 percent of net sales (9.6 percent of net sales excluding surcharges) in the same quarter a year ago. Excluding the impact of changes in net pension expense discussed above, expenses improved by 12 percent over last year’s third quarter principally as a result of reductions in costs associated with compensation expense, outside services and travel-related expenses.

Interest Expense

Interest expense for the quarter was $3.9 million, as compared with $5.1 million in the same quarter in the prior year. The decrease in interest expense is attributable to reductions in our outstanding debt and increased amounts of capitalized interest associated with several large construction projects, during the current versus the prior year’s quarter.

Other Income, Net

Other income for the recent quarter was $2.7 million as compared with $3.7 million in the third quarter a year ago.

Income Taxes

Our tax provision for the recent quarter was $1.8 million, or 12.1 percent of pre-tax income, versus $22.8 million, or 31.1 percent, for the same quarter a year ago. The lower tax rate results from applying certain research and development tax credits to our lower taxable income level as well as the impact of the reversal of certain unrecognized tax benefits due to the lapse of certain statutes of limitations. These items were partially offset by an increase in the valuation allowance related to state net operating loss carryforward deferred tax assets.

Business Segment Results

Following the divestiture during fiscal year 2008 of our ceramics and metals shapes businesses, which historically comprised our Engineered Products Operations segment, we have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Three Months Ended March 31,		$ Increase /	% Increase /
($ in millions)	2009	2008	(Decrease)	(Decrease)
Advanced Metals Operations	$227.7	$361.9	$(134.2)	(37)%
Premium Alloys Operations	104.2	146.8	(42.6)	(29)
Intersegment	(1.9)	(2.3)	0.4	(17)

Total net sales	$330.0	$506.4	$(176.4)	(35)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended March 31,		$ Increase /	% Increase /
($ in millions)	2009	2008	(Decrease)	(Decrease)
Advanced Metals Operations	$185.8	$261.6	$(75.8)	(29)%
Premium Alloys Operations	82.8	93.1	(10.3)	(11)
Intersegment	(1.9)	(2.3)	0.4	17

Total net sales excluding surcharge revenues	$266.7	$352.4	$(85.7)	(24)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the quarter ended March 31, 2009 for the AMO segment decreased 37 percent during the quarter ended March 31, 2009 to $227.7 million, as compared with $361.9 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 29 percent on 33 percent lower shipment volume from a year ago. Both the sales and shipment volume decrease reflect lower demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $11.2 million or 4.9 percent of net sales (6.0 percent of net sales excluding surcharge revenues) in the recent quarter, as compared with $44.9 million or 12.4 percent of net sales (17.2 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income reflects lower shipment volume coupled with the negative fixed cost impacts related to our inventory reduction efforts.

Premium Alloys Operations (“PAO”) Segment

Net sales for the quarter ended March 31, 2009 for the PAO segment decreased 29 percent to $104.2 million, as compared with $146.8 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 11 percent on 25 percent lower shipment volume from a year ago. Both the sales and shipment volume decreases were due to lower demand, particularly in our energy end use market.

Operating income for the PAO segment was $15.2 million or 14.6 percent of net sales (18.4 percent of net sales excluding surcharge revenues) in the recent quarter, compared with $34.3 million or 23.4 percent of net sales (36.8 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income principally reflects lower shipment volume, the negative timing impacts from raw material hedges and the negative effects of our inventory reduction efforts.

Results of Operations – Nine Months Ended March 31, 2009 vs. Nine Months Ended March 31, 2008

Net Sales

Net sales for the nine months ended March 31, 2009 were $1,105.4 million, which was a 21 percent decrease from the same period a year ago. Adjusted for surcharge revenue, sales decreased 14 percent. Overall, pounds shipped were 15 percent lower than a year ago.

Geographically, sales outside the United States decreased 17 percent from a year ago to $394.8 million. The sales decline reflects the weakening of sales to customers in Europe, Canada and Asia Pacific. International sales represented 36 percent of total sales for the nine months ended March 31, 2009 compared to 34 percent for the nine months ended March 31, 2008.

Sales by End-Use Markets

Our sales are to customers across a diversified list of end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Nine Months Ended March 31,		$	%
($ in millions)	2009	2008	(Decrease)	(Decrease)
Aerospace	$458.5	$538.0	$(79.5)	(15)%
Industrial	271.2	327.5	(56.3)	(17)
Energy	129.6	156.8	(27.2)	(17)
Consumer	83.2	123.2	(40.0)	(32)
Medical	81.6	93.2	(11.6)	(12)
Automotive	81.3	158.5	(77.2)	(49)

Total net sales	$1,105.4	$1,397.2	$(291.8)	(21)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Nine Months Ended March 31,		$	%
($ in millions)	2009	2008	Decrease	Decrease
Aerospace	$348.7	$377.5	$(28.8)	(8)%
Industrial	195.0	211.8	(16.8)	(8)
Energy	108.1	119.0	(10.9)	(9)
Consumer	61.1	82.4	(21.3)	(26)
Medical	67.7	78.1	(10.4)	(13)
Automotive	61.2	108.8	(47.6)	(44)

Total net sales excluding surcharge revenues	$841.8	$977.6	$(135.8)	(14)%

Sales to the aerospace market decreased 15 percent from a year ago to $458.5 million. Excluding surcharge revenue, sales decreased 8 percent from a year ago on lower shipment volume of 6 percent. The sales results principally reflect the lower demand for materials used in jet engine components and fasteners in the current year.

Industrial market sales decreased 17 percent from a year ago to $271.2 million. Adjusted for surcharge revenue, sales decreased approximately 8 percent with an 11 percent decrease in shipment volume. The results reflect slowing demand for materials used in general industrial applications, valves and fittings, and semiconductors.

Sales to the energy market of $129.6 million reflected a 17 percent decrease from fiscal 2008. Excluding surcharge revenue, sales decreased 9 percent from a year ago on lower shipment volume of 16 percent. The results reflect a decrease in demand for materials used in oil and gas exploration driven by significant reductions in oil prices as well as a weakening demand for materials used in industrial gas turbines.

Sales to the consumer market decreased 32 percent to $83.2 million from a year ago. Adjusted for surcharge revenue, sales decreased 26 percent with shipment volume down 20 percent. The results reflect lower sales volumes in all sectors.

Sales to the medical market decreased 12 percent to $81.6 million from a year ago. Adjusted for surcharge revenue, sales decreased 13 percent, while shipment volume increased 5 percent. The results reflect a moderate increase in demand which was more than offset by the effects of substantially lower titanium prices.

Automotive market sales decreased 49 percent from a year ago to $81.3 million. Excluding surcharge revenue, sales decreased 44 percent on 40 percent lower shipment volume. The results reflect unprecedented declines in the global automotive industry that has been marked by significant reductions in production and extended plant shutdowns.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Nine Months Ended March 31,		$	%
($ in millions)	2009	2008	(Decrease)	(Decrease)
Special alloys	$559.5	$734.5	$(175.0)	(24)%
Stainless steels	380.3	474.2	(93.9)	(20)
Titanium products	110.0	129.3	(19.3)	(15)
Other materials	55.6	59.2	(3.6)	(6)

Total net sales	$1,105.4	$1,397.2	$(291.8)	(21)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Nine Months Ended March 31,		$	%
($ in millions)	2009	2008	(Decrease)	(Decrease)
Special alloys	$396.6	$465.0	$(68.4)	(15)%
Stainless steels	281.0	325.9	(44.9)	(14)
Titanium products	110.0	129.3	(19.3)	(15)
Other materials	54.2	57.4	(3.2)	(6)

Total net sales excluding surcharge revenues	$841.8	$977.6	$(135.8)	(14)%

Sales of special alloys products decreased 24 percent from a year ago to $559.5 million. Adjusted for surcharge revenue, sales decreased 15 percent on a 12 percent decrease in shipment volume. The sales decrease principally reflects the decline in demand from the energy and aerospace markets.

Sales of stainless steels decreased 20 percent from a year ago to $380.3 million. Excluding surcharge revenue, sales decreased 14 percent on 17 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the industrial and consumer markets.

Sales of titanium products decreased 15 percent from a year ago to $110.0 million on 2 percent lower shipment volume. The coupling of relatively flat shipment volumes with a sales revenue decline reflects the offsetting effects of stable demand for titanium products in the aerospace and medical markets on one hand and the impact of significantly lower titanium prices on the other.

Gross Profit

Our gross profit in the nine months ended March 31, 2009 decreased 42 percent to $198.7 million, or 18.0 percent of net sales (23.6 percent of net sales excluding surcharges), as compared with $339.9 million, or 24.3 percent of net sales (34.8 percent of net sales excluding surcharges), in the same period a year ago. The lower gross profit principally reflects the reductions in shipment volumes, along with higher manufacturing costs and other negatives from the low price of nickel.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative nine-month periods:

(in millions)	Nine Months Ended March 31,
	2009	2008
Net sales	$1,105.4	$1,397.2
Less: surcharge revenues	263.6	419.6

Net sales excluding surcharges	841.8	977.6

Gross profit	198.7	339.9

Gross margin	18.0%	24.3%

Gross margin excluding dilutive effect of surcharges	23.6%	34.8%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from period to period. We estimate that such combined effects negatively impacted gross margin by 10 basis points when comparing gross margin for the nine months ended March 31, 2009 to the gross margin for the nine months ended March 31, 2008. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 90 basis points during the nine months ended March 31, 2009, compared to approximately 70 basis points during the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $100.5 million for the nine months ended March 31, 2009 were 9.1 percent of net sales (11.9 percent of net sales excluding surcharges) as compared with $103.5 million or 7.4 percent of net sales (10.6 percent of net sales excluding surcharges) in the same period a year ago. Selling, general and administrative expenses decreased by 7 percent during the current nine-month period relative to the comparable period a year ago after excluding the impact of changes in net pension expense discussed above. The decline reflects reductions in compensation expense, outside services and travel-related expenses during the current year.

Interest Expense

Interest expense for the nine months ended March 31, 2009 was $12.1 million, as compared with $15.9 million for the same period in the prior year. The decrease in interest expense is attributable to reductions in our outstanding debt and increased amounts of capitalized interest associated with several large construction projects during the current versus prior year’s nine-month period.

Other Income, Net

Other income for the nine months ended March 31, 2009 was $13.0 million as compared with $22.1 million for the comparable nine months of fiscal 2008, primarily reflecting reduced interest income.

Income Taxes

Our tax provision for the nine months ended March 31, 2009 was $28.3 million, or 29.2 percent of pre-tax income, versus $79.6 million, or 32.8 percent, for the same period a year ago. The reduction in the effective tax rate results from applying certain tax credits to our lower taxable income level and the favorable benefit recorded related to the recognition of an unrecognized tax benefit as a result of the lapse of certain statutes of limitations. These items were partially offset by increases in the valuation allowance related to state deferred tax assets.

Business Segment Results

The following table includes comparative information for our net sales by our two reportable business segments: Advanced Metals Operations and Premium Alloys Operations:

	Nine Months Ended March 31,		$ Increase /	% Increase /
($ in millions)	2009	2008	(Decrease)	(Decrease)
Advanced Metals Operations	$775.8	$997.6	$(221.8)	(22)%
Premium Alloys Operations	337.4	408.7	(71.3)	(17)
Intersegment	(7.8)	(9.1)	1.3	14

Total net sales	$1,105.4	$1,397.2	$(291.8)	(21)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Nine Months Ended March 31,		$ Increase /	% Increase /
($ in millions)	2009	2008	(Decrease)	(Decrease)
Advanced Metals Operations	$595.6	$711.5	$(115.9)	(16)%
Premium Alloys Operations	254.0	275.2	(21.2)	(8)
Intersegment	(7.8)	(9.1)	1.3	14

Total net sales excluding surcharge revenues	$841.8	$977.6	$(135.8)	(14)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the nine months ended March 31, 2009 for the AMO segment decreased 22 percent to $775.8 million, as compared with $997.6 million in the same period a year ago. Excluding surcharge revenues, net sales decreased 16 percent on 18 percent lower shipment volume from a year ago. Both the sales and shipment volume decrease reflect lower demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $61.5 million or 7.9 percent of net sales (10.3 percent of net sales excluding surcharge revenues) in the nine months ended March 31, 2009, as compared with $138.3 million or 13.9 percent of net sales (19.4 percent of net sales excluding surcharge revenues) in the same period a year ago. The decrease in operating income principally reflects lower shipments and the related cost impacts.

Premium Alloys Operations (“PAO”) Segment

Net sales for the nine months ended March 31, 2009 for the PAO segment decreased 17 percent to $337.4 million, as compared with $408.7 million in the same period a year ago. Excluding surcharge revenues, net sales decreased 8 percent on 11 percent lower shipment volume from a year ago. The decrease was largely driven by lower demand in the energy market and an unfavorable shift in product mix in the aerospace market.

Operating income for the PAO segment was $63.4 million or 18.8 percent of net sales (25.0 percent of net sales excluding surcharge revenues) during the nine months ended March 31, 2009, compared with $110.4 million or 27.0 percent of net sales (40.1 percent of net sales excluding surcharge revenues) in the same period a year ago. The decrease in operating income principally reflects the reduction in shipment volume and the related cost impacts.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $306 million as of March 31, 2009, together with cash generated from operations and available borrowing capacity of approximately $188 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $23.0 million and other obligations for the foreseeable future. We continue to closely monitor our accounts receivable and other financial exposures.

During the nine months ended March 31, 2009, our free cash flow, as defined under “Non-GAAP Financial Measures” below, was negative $60.3 million as compared to a positive $186.5 million for the same period a year ago. The decrease reflects the impact of higher inventories and increased investments in expansion projects. Our free cash flow for the nine months ended March 31, 2008 also included $143.0 million of net proceeds from the sale of our ceramics business. It is our objective to finish this fiscal year at or near a positive free cash flow position.

Cash provided from operating activities was $44.8 million for the nine months ended March 31, 2009 as compared with cash provided from operating activities of $143.5 million for the same period last year. This decrease reflects a reduction in earnings for the period and unfavorable changes in net working capital. The unfavorable changes in working capital include increasing inventory levels as a result of rapidly changing demand forecasts and an increase in the change in accounts payable due to lower raw material costs during the nine months ended March 31, 2009 compared to the same period in the prior year. These unfavorable impacts were partially offset by a favorable change in accounts receivable due to lower sales trends.

Capital expenditures for plant, equipment and software were $94.9 million for the nine months ended March 31, 2009 as compared with $72.7 million for the same period a year ago. A significant portion of the current year’s capital expenditures relate to the expansion of our premium melt facilities, which is expected to be completed by the end of this fiscal year. We have scaled back on some lower priority capital projects, and expect to finish the fiscal year with approximately $110 million of capital expenditures.

Dividends during the nine months ended March 31, 2009 were $23.6 million as compared with $22.1 million in the same period last year and were based on quarterly amounts of $0.18 per share of common stock for dividends paid in the current fiscal year and $0.15 per share of common stock for the dividends paid in fiscal year 2008.

During the nine months ended March 31, 2009, we used $46.1 million to purchase 1,218,900 shares of our common stock pursuant to the terms of the $250 million share repurchase program authorized by our Board of Directors in December 2007 which exhausted our authorization under that share repurchase program.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
(in millions)	2009	2008
Net cash provided from operating activities	$44.8	$143.5
Net proceeds from sale of businesses	13.4	143.0
Purchases of property, equipment and software	(94.9)	(72.7)
Proceeds from disposals of property and equipment	—	1.4
Acquisition of business	—	(6.6)
Dividends paid	(23.6)	(22.1)

Free cash flow	$(60.3)	$186.5

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the Nine Months ended March 31, 2009, we increased the liabilities recorded for environmental remediation costs by approximately $2.0 million. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities remaining at March 31, 2009 and June 30, 2008 were $6.9 million and $5.1 million, respectively.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, we recorded a liability of $21.0 million with respect to this matter during the fourth quarter of fiscal year 2008. The Company has appealed the Court’s decision.

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

We received notice from U.S. Customs that we were under investigation related to claims previously filed by the customs broker on our behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. We initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. We also engaged a new licensed U.S. customs broker and suspended the filing of any new duty drawback claims until the investigation can be concluded. We have cooperated fully with U.S. Customs’ investigation of this matter.

As of the date of this filing, our internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed. Based on the results of the review to date, we recorded a charge of $5.1 million to Cost of Sales during fiscal year 2008. This charge was determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented our best estimate of the probable loss related to this matter. As a result of the Company’s internal review, we have made payments of $2.3 million to U.S. Customs through March 31, 2009 related to the above contingency.

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the net remaining reserve recorded of $2.8 million is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of March 31, 2009.

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

Critical Accounting Policies and Estimates

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the third quarter of the current fiscal year, the effect of the decrease in raw material costs on our LIFO inventory valuation method resulted in a decrease of cost of sales of $38.2 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based upon discounted cash flow analysis and the use of market multiples. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Our business has been adversely affected by the recent downturn in global economic conditions. In addition, during our recent third quarter, our market capitalization has, at times, fallen below the carrying value of our stockholders’ equity. We tested our goodwill for impairment during the quarter ended March 31, 2009 and determined that goodwill had not been impaired. As global economic conditions worsen causing a prolonged or deepening recession, changes in anticipated discounted cash flows and comparable market multiples could have significant impact on whether or not goodwill is impaired and the amount of impairment.

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

Outlook

Our primary financial objectives are to achieve positive free cash flow and maintain our strong balance sheet.

We expect that our overall shipment volume level will be lower in our fiscal year 2009 fourth quarter, and will probably hit bottom in the first quarter of our fiscal year 2010 based on current estimates. Our shipment volumes with key aerospace and energy customers are expected to be weaker over the next few quarters, which is expected to have a negative impact on our product mix. As a result, we currently expect to generate a loss in our fiscal year 2009 fourth quarter. Additionally in the upcoming fourth quarter, we expect an earnings impact of about $7.0 million related to the closure of our UK manufacturing facility and another $20.0 million of negative inventory impacts due to declining demand and the significant inventory reductions expected in the second half of our fiscal year.

We expect capital spending next fiscal year of about $50 million.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2008. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the ability of Carpenter to implement and manage material capital expansion projects in a timely and efficient manner; (12) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; and (14) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania and for which there may be limited alternatives if there are significant equipment failures or catastrophic events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. In order to effectively reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. See further discussions of the impacts of these firm price sales arrangements in Item 2 above. As of March 31, 2009, we had approximately $71.3 million of deferred losses related to commodity forward contracts. Approximately 79 percent of the deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements to two customers. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. These customers have historically performed under these arrangements and we believe that they will honor such obligations in the future, notwithstanding the exceptional nature of the current economic conditions.

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

Our accounting treatment for our various derivatives is discussed in detail in Note 10 of our fiscal year 2008 annual report on Form 10-K. There have been no significant changes to our policies or procedures related to derivative instruments. Assuming on March 31, 2009, (1) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, (2) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed or (3) a 10 percent decrease in the market value of investments in corporate-owned life insurance, our results of operations would not have been materially affected.

Item 4.	Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description
10 (Y)	Consulting Agreement, dated December 9, 2008, by and between the Company and Dr. Sunil Widge is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed February 5, 2009.

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: May 7, 2009	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer