Form 10-K
period 2009-06-30
CARPENTER TECHNOLOGY CORP
filed 2009-08-20
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 14662 Reading, Pennsylvania	19610
(Address of principal executive offices)	(Zip Code)

610-208-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 Par Value	New York Stock Exchange
Title of each class	Name of each exchange on which registered

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports)

Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2008 was $897,454,692, based on the closing price per share of the registrant’s common stock on that date of $20.54 as reported on the New York Stock Exchange.

As of August 14, 2009, 44,028,977 shares of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal 2009 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

We are organized in two reportable business segments: Advanced Metals Operations and Premium Alloys Operations. See Note 22 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional segment reporting information.

(c)	Narrative Description of Business:

(1)	General:

We develop, manufacture and distribute cast/wrought and powder metal stainless steels and special alloys including high temperature alloys, controlled expansion alloys, ultra high strength alloys, implantable alloys, tool and die steels and other specialty metals, as well as cast/wrought titanium alloys. We provide material solutions to the ever-changing needs of the aerospace, industrial, energy, medical, consumer products and automotive industries.

Our Advanced Metals Operations (“AMO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys, stainless steels, and titanium in the form of small bars and rods, wire, narrow strip and powder. Products in this segment typically go through more finishing operations, such as rolling, turning, grinding, drawing, and atomization, than products in our PAO segment (as described below). Also, sales in the AMO segment are spread across many end-use markets, including the aerospace, industrial, consumer, automotive, and medical industries. AMO products are sold under the Carpenter, Dynamet, Talley, Carpenter Powder Products and Aceros Fortuna brand names.

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

Our major classes of products are:

Special alloys –

Our special alloys are used in critical components such as rings, discs and fasteners and include heat resistant alloys that range from slight modifications of stainless steels to complex nickel and cobalt base alloys as well as alloys for electronic, magnetic and electrical applications with controlled thermal expansion characteristics, or high electrical resistivity or special magnetic characteristics.

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

Our business depends on continued delivery of critical raw materials for our day-to-day operations. These raw materials include nickel, cobalt, chromium, manganese, molybdenum, titanium and scrap containing iron and nickel. Some of the sources of these raw materials, many of which are international, could be subject to potential interruptions of supply as a result of political events, labor unrest or other reasons. These potential interruptions could cause material shortages and affect availability and price. We have arrangements with certain vendors to provide consigned materials at our manufacturing facilities available for our consumption as necessary.

We have long-term relationships with major suppliers who provide availability of material at competitive prices. Purchase prices of certain raw materials have historically been volatile, and have been especially volatile over the past few years. We use pricing surcharges, indexing mechanisms, base price adjustments and raw material forward contracts to reduce the impact of increased costs for the most significant of these materials. There can be delays between the time of the increase in the price of raw materials and the realization of the benefits of such mechanisms or actions that could have a short-term impact on our results and could affect the comparability of our results from period to period.

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

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest – principally because of annual plant vacation and maintenance shutdowns by us as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products, as we experienced in the current fiscal year, can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2009	2008	2007
September 30,	30%	23%	20%
December 31,	27	23	23
March 31,	24	26	28
June 30,	19	28	29

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, to the extent that the loss of any one or more particular customers more would have a materially adverse effect on our consolidated statement of operations. There were no significant individual customer sales volumes that accounted for more than 10 percent of the total sales volume during fiscal years 2009, 2008 or 2007.

(7)	Backlog:

As of June 30, 2009, we had a backlog of orders, believed to be firm, of approximately $230 million, substantially all of which is expected to be shipped within fiscal year 2010. Our backlog as of June 30, 2008 was approximately $485 million.

(8)	Competition:

Our business is highly competitive. We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography. We are leaders in specialty materials for critical applications with over 100 years of metallurgical and manufacturing expertise. A significant portion of the products we produce are highly engineered materials for demanding applications. The experience and qualifications we have in our niche markets represent barriers to existing and potential competitors.

There are approximately ten domestic companies producing one or more similar specialty metal products that are considered to be major competitors to the specialty metals operations in one or more of our end-use markets. There are several dozen smaller producing companies and converting companies that are competitors. We also compete directly with several hundred independent distributors of products similar to those distributed by us. Additionally, numerous foreign companies produce various specialty metal products similar to those produced by us. Furthermore, a number of different products may, in certain instances, be substituted for our finished products.

Imports of foreign specialty steels, particularly stainless steels, have long been a concern to the domestic steel industry because of the potential for unfair pricing by certain foreign producers. Certain foreign governments through direct and indirect subsidies have often supported such pricing practices. These unfair trade practices have resulted in high import penetration into the U.S. stainless steel markets, with calendar year 2008 levels at approximately 53 percent for stainless bar, 49 percent for stainless rod and 58 percent for stainless wire.

Because of the unfair trade practices and the resulting injury, we have joined with other domestic producers of specialty metals in the filing of trade actions against foreign producers as well as lobbying various government agencies for the creation of laws and regulations to eliminate the competitive benefits realized by the unfair trade practices. These proposals are aimed at tax and regulatory reform needed to provide incentives to domestic producers and disincentives for foreign producers to import products into the United States unfairly. We will continue to monitor developments related to what we consider unfairly traded imports from foreign competitors and develop appropriate actions in response.

Under the provisions of the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”), which was signed into law on October 28, 2000, we have received distributions from the United States Customs Service (“Customs”). Under the Act, Customs establishes special accounts for funds to be distributed annually to eligible domestic producers. The special accounts are sourced with duties collected by Customs on pre-existing anti-dumping or countervailing duty orders. We have received distributions under the Act totaling $6.1 million, $8.4 million and $6.4 million in fiscal years 2009, 2008 and 2007, respectively. Although, the Act expired in October 2007, we currently believe that we will receive an additional distribution under the Act during fiscal year 2010 and distributions will cease thereafter.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $15.4 million, $14.4 million and $11.5 million in fiscal years 2009, 2008 and 2007, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes is an important factor in the success of the Company. Our strong commitment to setting new industry standards is evidenced by our Specialty Alloys Research and Development Center, where teams work in areas such as physical metallurgy, analytical chemistry, applied physics and process and systems development. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals works closely with our customers to find innovative solutions to specific product requirements.

(10)	Environmental Regulations:

We are subject to various stringent federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Management evaluates the liability for future environmental remediation costs on a quarterly basis. We accrue amounts for environmental remediation costs representing management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation. For further information on environmental remediation, see the Contingencies section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

Our costs of maintaining and operating environmental control equipment were $12.6 million, $12.6 million and $12.0 million for fiscal years 2009, 2008 and 2007, respectively. The capital expenditures for environmental control equipment were $0.4 million, $0.2 million and $0.2 million for fiscal years 2009, 2008 and 2007, respectively. We anticipate spending approximately $2.0 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.5 million in fiscal year 2010 and fiscal year 2011. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2009, our total workforce consisted of approximately 3,200 employees, which included approximately 100 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2013.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $477.0 million, $655.8 million and $535.5 million in fiscal years 2009, 2008 and 2007, respectively.

For further information on domestic and international sales, see Note 22 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(e)	Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2009. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com. Our annual report on Form 10-K, quarterly reports on
Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Worldwide economic conditions have deteriorated significantly during fiscal year 2009. These conditions have had a significant impact on global manufacturing activity, which in turn has affected demand throughout our customer base. If these global economic conditions are prolonged or worsen, our results of operations and financial condition could be materially adversely affected.

A significant portion of our sales represents products sold to customers in the commercial aerospace and energy markets. The cyclicality of those markets can adversely affect our current business and our expansion objectives.

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

The energy market has also been historically cyclical, principally as a result of volatile oil prices that impact demand for our products. Our future success requires us to, among other things, expand in key international energy markets by successfully adding to our customer base, distribution channels and product portfolio. The volatility of oil prices and other factors that contribute to the cyclicality of the energy market will impact our ability to expand successfully in this area. If we are not able to be successful in this regard, our results of operations, business and financial condition could be adversely affected.

The steel industry continues to operate in an environment of excess supply, which can adversely affect our ability to price and sell our products at the profitability levels we require to be successful.

Continued domestic and international over-capacity could lead to an overall reduction in prices of certain products. Continued availability of lower cost, substitute materials may also cause significant fluctuations in future results as our customers opt for a lower cost alternative. In addition, developing economies such as China and India have led to a rapid increase in demand for certain products resulting in price and supply variations and causing companies to implement plans to meet that increased demand. Additional excess worldwide capacity could significantly impact future worldwide pricing which would adversely impact our results of operations and financial condition.

We change prices on certain of our products from time-to-time. In addition to the above general competitive impact, the excess supply capacity along with other market conditions and various economic factors, beyond our control can adversely affect the timing of our pricing actions. The effects of any pricing actions may be delayed due to long manufacturing lead times or the terms of existing contracts. There is no guarantee that pricing actions implemented will be able to offset rising material costs or maintain the Company’s profit margin levels.

We rely on third parties to supply certain raw materials that are critical to the manufacture of our products and we may not be able to access alternative sources of these raw materials if the suppliers are unwilling or unable to meet our demand.

Certain critical raw material costs, such as nickel, cobalt, chromium, manganese, molybdenum, titanium, and scrap containing iron and nickel, have been volatile due to factors beyond our control. We are able to mitigate most of the adverse impact of rising raw material costs through raw material surcharges, indices to customers and raw material forward contracts, but changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

In addition, the availability of these critical raw materials are subject to factors that are not in our control. In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

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

We provide benefits to active and retired employees throughout most of our Company, most of which are not covered by insurance, and thus our financial condition can be adversely affected if our investment returns are insufficient to meet these obligations.

We have obligations to provide substantial benefits to active and current employees, and most of these costs are paid by the Company and are not covered by insurance. In addition, certain employees are covered by defined benefit pension plans, with the majority of our plans covering employees in the United States. We currently expect that we will be required to make future minimum contributions to our pension plan. Based on current estimates, we expect that we will make approximately $45 million of minimum contributions to the U.S. pension plan during calendar year 2010. A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to fund any deficit created in the future could have a material adverse effect on our results of operations and financial condition. Many domestic and international competitors do not provide defined benefit retiree health care, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage.

The extensive environmental, health and safety regulatory regimes applicable to our manufacturing operations create the potential exposure to significant liabilities.

The nature of our manufacturing business subjects our operations to numerous varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Among other things, we have used, and currently use and manufacture, substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although we implement controls and procedures designed to reduce continuing risk of adverse impacts and health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes required at our facilities.

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

Our business subjects us to risks of myriad litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

These claims relate to the conduct of our currently and formerly owned businesses, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

A small number of our workforce is covered by a collective bargaining agreement and we may be subject to attempts to organize our other employees by a union which may cause work interruptions or stoppages.

Approximately 100 production employees at our Dynamet business unit located in Washington, PA are covered by a collective bargaining agreement. The agreement expires in August 2013. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our primary manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

A significant portion of our manufacturing and production facilities are located in Reading, Pennsylvania, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a single geographic area.

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

We consider acquisition, joint ventures and other business combination opportunities, as well as possible business unit dispositions, as part of our overall business strategy, which matters involve uncertainties and potential risks that we cannot predict or anticipate fully.

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

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The locations of our primary manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida; Elyria, Ohio; Woonsocket, Rhode Island; and Torshalla, Sweden. The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg, Elyria, Woonsocket and Torshalla plants are owned. The Clearwater plant is owned, but the land is leased. Two administrative buildings in Torshalla are leased.

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

We are, from time to time, a party to litigation arising in the normal course of business. We do not believe that any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, liquidity, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NYSE.

	Fiscal Year 2009		Fiscal Year 2008
Quarter Ended:	High	Low	High	Low
September 30,	$42.65	$24.79	$73.25	$51.33
December 31,	$25.17	$11.93	$78.93	$63.02
March 31,	$23.89	$12.15	$74.13	$55.38
June 30,	$24.74	$14.42	$61.97	$43.30

Annual	$42.65	$11.93	$78.93	$43.30

The range of our common stock price on the NYSE from July 1, 2009 to August 14, 2009 was $16.87 to $20.89. The closing price of the common stock was $19.24 on August 14, 2009.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.18 per common share during each quarter of fiscal year 2009.

We paid a quarterly dividend of $0.15 per common share during the first, second and third quarters and $0.18 per common share during the fourth quarter of fiscal year 2008.

As of August 14, 2009, there were 3,196 common stockholders of record.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap Index and our Peer Group for each of the last five fiscal years ended June 30, 2009. The cumulative total return assumes an investment of $100 on June 30, 2004 and the reinvestment of any dividends during the period. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. The companies in our Peer Group are: Kennametal Inc, Ladish Company Inc, Parker-Hannifin Corp., Precision Industries Castparts Corp., Reliance Steel and Aluminum Company, The Timken Company, Daido Steel Company Limited, Gloria Material Technology Corp., Sandvik AB, Schmolz + Bickenbach AG and Voestalpine AG. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Carpenter Technology Corporation, The S&P Midcap 400 Index

And A Peer Group

*	$100 invested on 6/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/04	6/05	6/06	6/07	6/08	6/09
Carpenter Technology Corporation	$100.00	$153.29	$344.50	$392.12	$265.48	$130.87
S&P Midcap 400	$100.00	$114.03	$128.83	$152.67	$141.47	$101.83
Peer Group	$100.00	$119.16	$215.83	$342.03	$306.40	$163.13

Item 6.	Selected Financial Data

Five-Year Financial Summary

Dollar amounts in millions, except per share data

(Fiscal years ended June 30,)

	2009(a)	2008(b)	2007	2006	2005(c)
Summary of Operations:
Net sales	$1,362.3	$1,953.5	$1,839.0	$1,465.2	$1,214.3
Operating income	$64.0	$293.6	$304.4	$293.4	$184.9
Income from continuing operations	$47.9	$200.5	$215.2	$200.3	$123.5
Income from discontinued operations, net	—	77.2	12.0	11.5	12.0

Net income	$47.9	$277.7	$227.2	$211.8	$135.5

Financial Position at Year-End:
Cash and cash equivalents	$340.1	$403.3	$300.8	$352.8	$159.5
Marketable securities, current	$15.0	$5.3	$372.7	$141.8	$110.9
Total assets	$1,497.4	$1,712.2	$2,025.7	$1,887.9	$1,653.4
Long-term obligations, net of current portion (including convertible preferred stock)	$258.6	$276.7	$299.5	$333.1	$333.7
Per Common Share:
Net earnings:
Basic
Continuing operations	$1.09	$4.14	$4.16	$3.94	$2.52
Discontinued operations	—	$1.59	$0.24	$0.23	$0.25

	$1.09	$5.73	$4.40	$4.17	$2.77

Diluted
Continuing operations	$1.08	$4.12	$4.09	$3.82	$2.45
Discontinued operations	—	$1.58	$0.23	$0.22	$0.24

	$1.08	$5.70	$4.32	$4.04	$2.69

Cash dividend-common	$0.72	$0.63	$0.4875	$0.30	$0.20375
Weighted Average Common Shares Outstanding:
Basic	43.9	48.5	51.5	50.5	48.3
Diluted	44.2	48.7	52.5	52.2	50.1

(a)	Fiscal year 2009 included $9.4 million of restructuring charges related to the shutdown and closure of our U.K. metal strip manufacturing operations. See “Restructuring Charges” footnote in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

(b)	Fiscal year 2008 included a $109.6 million pre-tax gain on the sale of our ceramics and metals shapes businesses. The results of operations of the divested business units prior to the divestitures are presented as discontinued operations. See “Divestitures and Acquisition” footnote in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

(c)	Fiscal year 2005 included an $8.7 million pre-tax gain, which is included in income from continuing operations, on the sale of Carpenter Special Products Corporation in June 2005, which was sold for a total sales price of $19.5 million.

See Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Our discussions below in this Item 7 should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report on Form 10-K. Unless specifically stated otherwise, all discussions of operating results reflect continuing operations.

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico and Europe, allow us to work more closely with customers and to offer various just-in-time stocking programs. As a result, we often serve as a technical partner in customizing specialty metals or in developing new ones.

Business Trends and Strategic Priorities

Selected financial results for the past three fiscal years are summarized below:

	Fiscal Year
(in millions, except per share data)	2009	2008	2007
Net sales	$1,362.3	$1,953.5	$1,839.0
Net sales excluding surcharges	$1,055.2	$1,369.0	$1,316.7
Income from continuing operations	$47.9	$200.5	$215.2
Net income	$47.9	$277.7	$227.2
Diluted earnings per share from continuing operations	$1.08	$4.12	$4.09
Diluted earnings per share	$1.08	$5.70	$4.32
Purchases of property, equipment and software	$116.3	$118.9	$47.1
Free cash flow	$11.2	$213.4	$202.3
Pounds sold (in thousands)*	167,040	223,460	229,072

*	includes specialty and titanium alloys, stainless steel and powder materials

Market conditions were challenging throughout the latter half of fiscal year 2009, as the recent economic downturn was broader and more severe than the last downturn that we experienced in 2002-2003. The resulting weak global manufacturing activity affected demand throughout our customer base, including our higher value products, which significantly impacted our results of operations. Despite these prevailing difficult economic conditions, we achieved our financial goal of generating positive free cash flow for fiscal year 2009. We believe this achievement demonstrates our ability to manage effectively through the recent downturn.

In response to the challenges of the economic downturn, we have taken steps to stabilize our operations, including the following:

•	Reduced production hours by 30 to 40 percent and eliminated over 300 positions;

•	Reduced selling, general and administrative spending;

•	Reduced inventory levels; and

•	Tightened control over credit and receivables.

At the same time, we continue to take action to create a strong base from which we can quickly respond to increased demand when markets begin to recover. In this respect we have:

•	Protected the core capabilities of our workforce;

•	Completed the capacity expansion for our premium melt program;

•	Invested in new products and research and development;

•	Advanced new marketing programs that will grow our customer base; and

•	Focused resources on international growth opportunities.

Our commitment to drive growth and operational excellence will yield results as volumes return to more normal levels.

Our sales are across a diversified list of end-use markets. The table below summarizes our estimated sales by market over the past three fiscal years.

	Fiscal Year
($ in millions)	2009		2008		2007
Aerospace	$579.3	42%	$744.4	38%	$683.1	37%
Industrial	326.6	24	465.4	23	476.7	26
Energy	149.9	11	229.5	12	158.4	9
Medical	108.7	8	132.1	7	124.2	7
Consumer	103.4	8	169.0	9	173.6	9
Automotive	94.4	7	213.1	11	223.0	12

Total net sales	$1,362.3	100%	$1,953.5	100%	$1,839.0	100%

The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
($ in millions)	2009		2008		2007
Special alloys	$694.6	51%	$1,019.8	53%	$902.8	50%
Stainless steels	460.1	34	668.1	34	667.4	36
Titanium products	141.4	10	180.6	9	188.2	10
Other materials	66.2	5	85.0	4	80.6	4

Total net sales	$1,362.3	100%	$1,953.5	100%	$1,839.0	100%

Impact of Raw Material Prices and Product Mix

The volatility of the costs of raw materials has impacted our operations over the past several years. We, and others in our industry, generally have been able to pass cost increases on certain materials through to our customers using surcharges that are structured to recover increases in raw material costs. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month. A portion of our raw material purchases are based on published prices from two months prior, rather than the previous month, which creates a lag between surcharge revenues and corresponding raw material costs recognized in costs of sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this discussion.

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

A portion of our business consists of sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations particularly when raw material prices are volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales contracts revenue is recognized and comparisons of gross profit from period to period may be impacted.

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

Net Pension Expense (Income)

Net pension expense (income) below includes the net periodic benefit costs (credits) related to both our pension and postretirement plans. The following is a summary of the classification of net pension expense (income) included in our statements of income during fiscal year 2009, 2008 and 2007:

	Fiscal Year
(in millions)	2009	2008	2007
Cost of sales	$12.0	$(3.7)	$1.5
Selling, general and administrative expenses	8.6	3.6	3.7
Pension settlement charges included in restructuring charges	4.4	—	—

Total pension expense (income)	$25.0	$(0.1)	$5.2

Net pension expense (income) is determined annually, based on beginning of the year balances. Net pension expense (income) increased significantly during fiscal year 2009 principally due to the decline in market value of the securities held by the plans as of June 30, 2008.

Results of Operations – Fiscal Year 2009 Compared to Fiscal Year 2008

For fiscal year 2009, we reported income from continuing operations of $47.9 million, or $1.08 per diluted share, compared with income from continuing operations of $200.5 million, or $4.12 per diluted share, a year earlier. Continued weak global manufacturing activity affected demand throughout our customer base, and especially in our higher margin markets of energy and aerospace.

Net Sales

Net sales for fiscal year 2009 were $1,362.3 million, which was a 30 percent decrease from fiscal year 2008. Excluding surcharge revenues, sales were 23 percent lower than a year earlier.

Geographically, sales outside the United States decreased 27 percent from a year ago to $477.0 million. International sales remained fairly consistent as a percentage of our total net sales, representing 35 percent and 34 percent for fiscal year 2009 and fiscal year 2008, respectively.

Sales by End-Use Markets

Our sales are to customers across diversified end-use markets. During fiscal year 2009, we changed the manner in which sales are classified by end-use market so that we could better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the fiscal year 2008 sales by end-use market balances to conform to the fiscal year 2009 presentation. The following table includes comparative information for our estimated net sales by principal end-use markets:

	Fiscal Year		$ Decrease	% Decrease
($ in millions)	2009	2008
Aerospace	$579.3	$744.4	$(165.1)	(22)%
Industrial	326.6	465.4	(138.8)	(30)
Energy	149.9	229.5	(79.6)	(35)
Medical	108.7	132.1	(23.4)	(18)
Consumer	103.4	169.0	(65.6)	(39)
Automotive	94.4	213.1	(118.7)	(56)

Total net sales	$1,362.3	$1,953.5	$(591.2)	(30)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$ Decrease	% Decrease
($ in millions)	2009	2008
Aerospace	$446.8	$520.5	$(73.7)	(14)%
Industrial	242.1	306.1	(64.0)	(21)
Energy	124.9	171.4	(46.5)	(27)
Medical	91.1	109.7	(18.6)	(17)
Consumer	77.9	113.1	(35.2)	(31)
Automotive	72.4	146.9	(74.5)	(51)

Total net sales excluding surcharge revenues	$1,055.2	$1,367.7	$(312.5)	(23)%

Sales to the aerospace market decreased 22 percent from fiscal year 2008 to $579.3 million. Excluding surcharge revenue, such sales decreased 14 percent on 13 percent lower shipment volume. The sales decline reflects the continued impact of a reduction in airplane build schedules and lower overall passenger miles. Excess inventory in jet engines and fasteners also contributed to the lower volumes in fiscal year 2009.

Industrial market sales decreased 30 percent from fiscal year 2008 to $326.6 million. Adjusted for surcharge revenue, such sales decreased approximately 21 percent as a result of a 24 percent decrease in shipment volume. The results reflect competitive pricing pressures in more commodity-oriented applications and reduced overall demand for materials used in valves, fittings, fasteners, and general industrial applications as customers are purchasing limited quantities on an as-needed basis.

Sales to the energy market of $149.9 million reflected a 35 percent decrease from the fiscal year 2008. Excluding surcharge revenue, such sales decreased 27 percent from a year ago on lower shipment volume of 37 percent. The decline in energy sales and shipment volumes principally reflected lower oil and gas exploration activity in the face of weak demand for oil. Declining market demand and high customer inventory have also reduced shipments and sales levels to the power generation sector.

Sales to the medical market decreased 18 percent to $108.7 million from a year ago. Adjusted for surcharge revenue, such sales decreased 17 percent, while volumes increased 4 percent. The strong shipment volume reflects higher demand in orthopedic implant and medical instrument applications, while the revenue decline reflects the impact of lower titanium costs and a leaner mix of products. Demand is driven primarily by steady increases in the number of implant procedures in the U.S., Japan and the EU.

Sales to the consumer market decreased 39 percent to $103.4 million from a year ago. Adjusted for surcharge revenue, such sales decreased 31 percent with shipment volume lower by 25 percent. The decline reflects lower sales across all sectors, led by housing and electronics as customers and distributors attempt to conserve cash in light of credit availability concerns.

Automotive market sales decreased 56 percent from the fiscal year 2008 to $94.4 million. Excluding surcharge revenue, such sales decreased 51 percent on 46 percent lower shipment volume. Sharply lower consumer spending and tighter credit continued to suppress auto sales, resulting in the further deterioration in production rates. Lower inventory levels in the supply chain reflect customers with demand focused on spot purchases of material with short lead times.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$ Decrease	% Decrease
($ in millions)	2009	2008
Special alloys	$694.6	$1,019.8	$(325.2)	(32)%
Stainless steels	460.1	668.1	(208.0)	(31)
Titanium products	141.4	180.6	(39.2)	(22)
Other materials	66.2	85.0	(18.8)	(22)

Total net sales	$1,362.3	$1,953.5	$(591.2)	(30)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$ Decrease	% Decrease
($ in millions)	2009	2008
Special alloys	$499.2	$647.1	$(147.9)	(23)%
Stainless steels	349.8	458.4	(108.6)	(24)
Titanium products	141.4	180.6	(39.2)	(22)
Other materials	64.8	81.6	(16.8)	(21)

Total net sales excluding surcharge revenues	$1,055.2	$1,367.7	$(312.5)	(23)%

Sales of special alloys products decreased 32 percent in fiscal year 2009 as compared with a year ago to $694.6 million. The sales decrease principally reflects the decline in demand from the aerospace and energy markets.

Sales of stainless steels decreased 31 percent as compared with a year ago. Excluding surcharge revenues, such sales decreased by 24 percent on 28 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the automotive, industrial and consumer markets

Sales of titanium products decreased 22 percent as compared with a year ago on 10 percent lower shipment volume. The results reflect the impact of significantly lower titanium prices and decreased demand for titanium products used in the aerospace end-use market, which was partially offset by an increase in demand in the medical end-use market.

Gross Profit

Gross profit in fiscal year 2009 decreased to $207.2 million, or 15.2 percent of net sales (19.6 percent of net sales excluding surcharges), from $457.2 million, or 23.4 percent of net sales (33.4 percent of net sales excluding surcharges), a year ago. The results primarily reflected the reduced demand levels and related manufacturing inefficiencies associated with the lower volume.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2009 and 2008:

	Fiscal Year
(in millions)	2009	2008
Net sales	$1,362.3	$1,953.5
Less: surcharge revenues	307.1	585.8

Net sales excluding surcharges	$1,055.2	$1,367.7

Gross profit	$207.2	$457.2

Gross margin	15.2%	23.4%

Gross margin excluding dilutive effect of surcharges	19.6%	33.4%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from year to year. We estimate that the effect of such combined fluctuations negatively impacted gross margin by 50 basis points when comparing gross margin for fiscal year 2009 with the prior year. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 100 basis points during fiscal year 2009, compared to a positive impact on gross margin of approximately 40 basis points during fiscal year 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2009 were $133.8 million, or 9.8 percent of net sales (12.7 of net sales excluding surcharges), compared to $163.6 million, or 8.4 percent of net sales (12.0 percent of net sales excluding surcharges), in fiscal year 2008. Excluding the impact of changes in net pension expense discussed above, expenses improved by 22 percent over fiscal year 2008. The reduction reflects the $21.0 million charge for a legal matter that was recorded in the fourth quarter of fiscal year 2008 in addition to reductions in variable compensation and actions taken to reduce headcount and spending across the business.

Restructuring Charges

During fiscal year 2009, we recorded $9.4 million of restructuring charges associated with the closure of our metal strip manufacturing facility in the United Kingdom (“UK”). The closure is expected to reduce our fixed costs and to utilize existing production capacity more efficiently. The charges recorded consisted principally of pension settlement charges from the elimination of a U.K. defined benefit pension plan, certain asset write-downs, payments of employee severance costs and other exit costs.

Interest Expense

Fiscal year 2009 interest expense of $16.1 million decreased 22 percent from $20.5 million in fiscal 2008. Interest on substantially all of our debt was at a fixed rate. The decrease in interest expense is attributable to the reductions in outstanding debt related to current year repayments, as well as a $1.7 million increase in the amount of interest capitalized associated with ongoing construction projects during fiscal year 2009 as compared with fiscal year 2008.

Other Income, Net

Other income for fiscal year 2009 was $15.1 million as compared with $24.2 million a year ago. The decrease principally reflected lower returns on invested cash balances which were partially offset by the favorable impacts of foreign exchange in fiscal year 2009 as compared with fiscal year 2008.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2009 was 24.0 percent as compared to 32.6 percent in fiscal year 2008. The fiscal year 2009 tax rate was more favorable than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense in the amount of $3.5 million or 5.6 percent of pre-tax income related to research and development tax credits. In addition, there was a reduction in income tax expense in the amount of $3.3 million or 5.2 percent which was primarily due to the reversal of certain unrecognized tax benefits due to the lapse of certain statutes of limitations. These items were partially offset by an increase in tax expense in the amount of $4.6 million or 7.4 percent related to additional valuation allowance on deferred tax assets for state net operating losses. Our lower taxable income level generated a more significant impact on the effective tax rate for these items.

The fiscal year 2008 tax rate was also more favorable than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense of $2.3 million, or 0.8 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state net operating loss carryforwards in prior years. Under Statement of Financial Accounting Standards No. 109, valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on the then-current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal year 2008. We recognized a benefit of $5.7 million, or 1.9 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities. The Act also provided for a two-year phase-out of the existing extraterritorial income exclusion deduction. As a result, we recognized an increase in income tax expense year over year, reflecting the phase-out of the deduction in 2007, and the repeal in 2008.

See Note 20 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 22 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data.”

Advanced Metals Operations (“AMO”) Segment

Net sales in fiscal year 2009 for the AMO segment were $957.4 million, as compared with $1,390.7 million in fiscal year 2008. Excluding surcharge revenues, sales decreased 24 percent from a year ago. The fiscal year 2009 net sales reflected a reduction in pounds shipped of 26 percent as compared to fiscal year 2008. Both the sales and shipment volume decreases primarily reflect lower demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment in fiscal year 2009 was $34.1 million, or 3.6 percent of net sales (4.5 percent of net sales excluding surcharge revenues), compared to $188.7 million, or 13.6 percent of net sales (19.0 percent of net sales excluding surcharge revenues), a year ago. The decrease in operating income reflects lower shipment volume coupled with the negative fixed cost impacts related to both the lower shipment volume levels and our inventory reduction efforts.

Premium Alloys Operations (“PAO”) Segment

Net sales for fiscal year 2009 for the PAO segment decreased 28 percent to $413.2 million as compared with $575.7 million for fiscal year 2008. Excluding surcharge revenues, net sales decreased 20 percent on 24 percent lower shipment volumes. Both the sales and shipment volume decreases were due to lower demand, particularly in our energy end use market.

Operating income for the PAO segment for fiscal year 2009 was $76.9 million, or 18.6 percent of net sales (24.7 percent of net sales excluding surcharge revenues), as compared with $144.7 million, or 25.1 percent of net sales (37.2 percent of net sales excluding surcharge revenues) for fiscal year 2008. The decrease in operating income principally reflects lower shipment volume and the negative timing impacts from raw material hedges.

Results of Operations – Fiscal Year 2008 Compared to Fiscal Year 2007

For fiscal year 2008, we reported income from continuing operations of $200.5 million, or $4.12 per diluted share, compared with income from continuing operations of $215.2 million, or $4.09 per diluted share, in fiscal year 2007. We finished fiscal year 2008 with good growth momentum due to strong demand in the global energy and aerospace markets and improving demand in our industrial and consumer businesses. Our international sales showed continued growth and now represented approximately 34% of our total net sales.

Net Sales

Net sales for fiscal year 2008 were $1,953.5 million, which was a 6 percent increase over fiscal year 2007. Excluding surcharge revenues, sales were 4 percent higher than a year earlier.

Geographically, sales outside the United States increased 22 percent from fiscal year 2007 to $655.8 million. International sales represented 34 percent of our total net sales for fiscal year 2008 compared to 29 percent of total sales for fiscal year 2007. Sales to Europe and Asia-Pacific were particularly strong, both increasing 30 percent over fiscal year 2007, driven largely by the aerospace and energy end-use markets.

Sales by End-Use Markets

Our sales are to customers across diversified end-use markets. During fiscal year 2009, we changed the manner in which sales are classified by end-use market so that we could better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the fiscal year 2008 and fiscal year 2007 sales by end-use market balances to conform to the fiscal year 2009 presentation. The following table includes comparative information for our estimated net sales by principal end-use markets:

	Fiscal Year		$ Increase/	% Increase/
($ in millions)	2008	2007	(decrease)	(decrease)
Aerospace	$744.4	$683.1	$61.3	9%
Industrial	465.4	476.7	(11.3)	(2)
Energy	229.5	158.4	71.1	45
Automotive	213.1	223.0	(9.9)	(4)
Consumer	169.0	173.6	(4.6)	(3)
Medical	132.1	124.2	7.9	6

Total net sales	$1,953.5	$1,839.0	$114.5	6%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$ Increase/	% Increase/
($ in millions)	2008	2007	(decrease)	(decrease)
Aerospace	$520.5	$533.6	$(13.1)	(2)%
Industrial	306.1	289.6	16.5	6
Energy	171.4	115.0	56.4	49
Automotive	146.9	156.4	(9.5)	(6)
Consumer	113.1	112.5	0.6	1
Medical	109.7	109.6	0.1	—

Total net sales excluding surcharge revenues	$1,367.7	$1,316.7	$51.0	4%

Sales to the aerospace market increased 9 percent from fiscal year 2007 to $744.4 million. Excluding surcharge revenue, sales to the aerospace market decreased by 2 percent in fiscal year 2008. The modest decline reflects increases in sales of special alloys used in jet engines and fasteners as well as titanium coil used in fasteners. These increases were offset by planned inventory adjustments at certain key customers in the first quarter of fiscal year 2008 as well as a decline in shipments to a customer who is procuring some of its aerospace needs internally from its recently acquired subsidiary. Sales to the aerospace end-use market showed growth in the second half of fiscal year 2008, consistent with the build schedule for large aircraft.

Industrial market sales decreased 2 percent during fiscal year 2008 to $465.4 million. Adjusted for surcharge revenue, sales increased 6 percent. This increase reflected lower demand for materials used in the manufacture of valves, fitting and semiconductor sectors, which was partially offset by improved sales of weld wire and basic stainless grades supporting U.S. infrastructure projects. The sales volumes were also impacted by reduced shipments of lower value materials sold through distributors.

Sales to the energy market of $229.5 million in fiscal year 2008 reflected a 45 percent increase as compared with last year. Adjusted for surcharge revenue, sales increased 49 percent from a year ago. Within the energy market, sales to the power generation sector continued to reflect significant increases in demand for our materials used in industrial gas turbines, particularly in Europe and the Middle East. In addition, our broad product portfolio of high-strength corrosion-resistant materials continues to gain strong acceptance among our customers. The oil and gas sector remains strong, as the number of directional drilling rigs increases throughout the world.

Automotive and truck market sales decreased 4 percent from fiscal year 2007 to $213.1 million. Excluding surcharge revenues, net sales decreased by 6 percent. Lower automotive production levels and continued economic problems experienced by domestic automakers have contributed to the overall decrease. This decrease has been partially offset by opportunities we are experiencing from increasing usage of our material in high performing engines and drive-trains.

Sales to the consumer market decreased 3 percent to $169.0 million during fiscal 2008 as compared with fiscal year 2007. Adjusted for surcharge revenue, sales increased 1 percent. The results reflected increases in shipments to the sporting goods and electronics sectors. The increases were offset by the decreases related to the impacts of the weakening domestic economy and reductions in demand for materials used by the housing sector.

Sales to the medical market of $132.1 million for fiscal year 2008 were 6 percent above fiscal year 2007. Excluding surcharge revenues, sales were essentially flat. Notwithstanding the minimal change in fiscal year 2008, medical market sales were negatively impacted in fiscal year 2008 by an unfavorable shift in product mix and lower selling prices for titanium products as well as supply chain adjustments experienced in the first half of our fiscal year. During the second half of fiscal year 2008, purchasing levels in that market appeared to be returning to more normal historical patterns.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$ Increase /	% Increase /
($ in millions)	2008	2007	(Decrease)	(Decrease)
Special alloys	$1,019.8	$902.8	$117.0	13%
Stainless steels	668.1	667.4	0.7	—
Titanium products	180.6	188.2	(7.6)	(4)
Other materials	85.0	80.6	4.4	5

Total net sales	$1,953.5	$1,839.0	$114.5	6%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$ Increase /	% Increase /
($ in millions)	2008	2007	(Decrease)	(Decrease)
Special alloys	$647.1	$573.5	$73.6	13%
Stainless steels	458.4	476.7	(18.3)	(4)
Titanium products	180.6	188.2	(7.6)	(4)
Other materials	81.6	78.3	3.3	4

Total net sales excluding surcharge revenues	$1,367.7	$1,316.7	$51.0	4%

Sales of special alloys products increased 13 percent in fiscal year 2008 as compared with fiscal year 2007 to $1,019.8 million. Excluding surcharge revenues, sales increased similarly by 13 percent. The increase principally reflected the growth that we have experienced in our energy end-use market, particularly in Europe, Asia and the Middle East. Our portfolio of special alloy products has fueled strong growth with our customers who require highly engineered specialized materials for demanding applications.

Sales of stainless steels in fiscal year 2008 remained essentially flat as compared with fiscal year 2007. Excluding surcharge revenues, sales decreased by 4 percent. The decrease resulted from reduced shipments of materials sold through distributors.

Sales of titanium products in fiscal year 2008 decreased 4 percent as compared with fiscal year 2007. The decrease is primarily a result of reduced shipments of titanium coil used to make fasteners for the aerospace industry that we experienced in the first half of fiscal year 2008. In addition, titanium sales during fiscal year 2008 were negatively impacted by reductions in overall market prices of titanium. These reductions appeared to stabilize in the first half of fiscal year 2008, and we began to see an increase in shipments during the second half of fiscal year 2008.

Gross Profit

Gross profit in fiscal year 2008 grew to $457.2 million, or 23.4 percent of net sales (33.4 of net sales excluding surcharges), from $427.5 million, or 23.2 percent of net sales (32.5 of net sales excluding surcharges), in fiscal year 2007. The results reflected the increased sales levels, the impacts of changes in inventory levels and year-to-year raw material costs, and the dilutive effect of surcharge revenue.

Our surcharge mechanism has impacted our gross margin over the last several years. Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge mechanism attempts to protect absolute gross profit dollars, it does have a dilutive effect on gross margins. The following represents a summary of the dilutive impact on gross margin of the surcharge mechanism discussed above for fiscal year 2008 compared to fiscal year 2007:

	Fiscal Year
(in millions)	2008	2007
Net sales	$1,953.5	$1,839.0
Less: surcharge revenues	585.8	522.3

Net sales excluding surcharges	$1,367.7	$1,316.7

Gross profit	$457.2	$427.5

Gross margin	23.4%	23.2%

Gross margin excluding dilutive effect of surcharges	33.4%	32.5%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from year to year. We estimate that the effect of such combined fluctuations negatively impacted gross margin by 90 basis points when comparing gross margin for fiscal year 2008 with fiscal year 2007. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 40 basis points during fiscal year 2008, compared to a negative impact on gross margin of approximately 160 basis points during fiscal year 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2008 were $163.6 million, or 8.4 percent of net sales (12.0 percent of net sales excluding surcharges), compared to $123.1 million, or 6.7 percent of net sales (9.3 percent of net sales excluding surcharges), in fiscal year 2007. The increase is primarily attributable to investments in systems and resources needed to drive our future growth initiatives as well as the $21.0 million charge recorded in the fourth quarter of fiscal year 2008 related to the Boarhead Farms matter discussed later below. Fiscal year 2007 included $4.4 million related to executive transition costs and $1.6 million associated with the review of a possible acquisition.

Interest Expense

Fiscal year 2008 interest expense of $20.5 million decreased 10 percent from $22.7 million in fiscal year 2007. Interest on substantially all of our debt was at a fixed rate. The decrease in interest expense is attributable to the reductions in outstanding debt related to current year repayments, as well as a $1.8 million increase in the amount of interest capitalized associated with ongoing construction projects during fiscal year 2008 as compared with fiscal year 2007.

Other Income, Net

Other income for fiscal year 2008 was $24.2 million as compared with $30.3 million for fiscal year 2007. The decrease principally reflected lower returns on invested cash balances.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2008 was 32.6 percent as compared to 31.0 percent in fiscal year 2007. The fiscal year 2008 tax rate was more favorable than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense of $2.3 million, or 0.8 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state net operating loss carryforwards in prior years. Under Statement of Financial Accounting Standards No. 109, valuation allowances should be reviewed each year and an assessment must be made as to the likelihood of recovery of those deferred taxes. Based on current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal year 2008. We recognized a benefit of $5.7 million, or 1.9 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities. The Act also provided for a two-year phase-out of the existing extraterritorial income exclusion deduction. As a result, we recognized an increase in income tax expense year over year, reflecting the phase-out of the deduction in 2007, and the repeal in 2008.

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

See Note 20 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Discontinued Operations

Income from discontinued operations for fiscal year 2008 was $77.2 million as compared with $12.0 million for fiscal year 2007. We completed the sale of our ceramics and metal shapes business units on March 31, 2008 and June 30, 2008, respectively. As a result of these divestitures, which are more fully described in Note 3 to the consolidated financial statements in Item 8, - “Financial Statements and Supplementary Data,” we recorded a pre-tax gain of $109.6 million on the sale of the businesses during fiscal year 2008.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 22 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data.”

Advanced Metals Operations (“AMO”) Segment

Net sales in fiscal year 2008 for the AMO segment were $1,390.7 million, as compared with $1,365.2 million in fiscal year 2007. Excluding surcharge revenues, sales were essentially flat when comparing fiscal year 2008 with fiscal year 2007. The fiscal year 2008 net sales reflected a reduction in pounds shipped of 7 percent as compared to fiscal year 2007. The decrease in volume is the result of the slowdown in the automotive, consumer and industrial markets as well as the reductions in sales of materials used in the manufacture of fasteners by the aerospace end-use market. The decrease in volume was partially offset by price increases and improvements to the overall product mix, as the largest volume decreases related to lower value materials.

Operating income for the AMO segment in fiscal year 2008 was $188.7 million, or 13.6 percent of net sales (19.0 percent of net sales excluding surcharge revenues), compared to $202.9 million, or 14.9 percent of net sales (20.6 percent of net sales excluding surcharge revenues), for fiscal year 2007. The decrease in operating income principally reflected the investments in future growth initiatives.

Premium Alloys Operations (“PAO”) Segment

Net sales for fiscal year 2008 for the PAO segment increased 21 percent to $575.7 million as compared with $475.7 million in fiscal year 2007. Excluding surcharge revenues, net sales increased 18 percent during fiscal year 2008. The growth was driven by growth with key customers and strong international demand in the energy market.

Operating income for the PAO segment for fiscal year 2008 was $144.7 million, or 25.1 percent of net sales (37.0 percent of net sales excluding surcharge revenues), as compared with $120.1 million, or 25.2 percent of net sales (36.2 percent of net sales excluding surcharge revenues) for fiscal year 2007. The increase reflected the strong growth in the energy market.

Liquidity and Capital Resources

We have maintained the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the flexibility to use outside sources of financing to supplement internally generated funds. We believe that our cash, cash equivalents and marketable securities of approximately $355.1 million as of June 30, 2009, together with cash generated from operations and available borrowing capacity under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures and other obligations for the foreseeable future.

During fiscal year 2009, our free cash flow, as defined under “Non-GAAP Financial Measures,” below, was $11.2 million as compared to $213.4 million in the year prior. The decrease principally reflects the significant reductions in net income during fiscal year 2009 as well as our receipt of cash proceeds from the sales of our ceramics and metal shapes business during fiscal year 2008.

Capital expenditures for plant, equipment and software were $116.3 million for fiscal year 2009 as compared with $118.9 million in the prior year. During fiscal year 2009, we completed the expansion of our premium melt facilities and the upgrades and improvements to our hot rolling facilities.

During fiscal year 2009, we used $46.1 million to purchase 1,218,900 shares of our common stock pursuant to the terms of share repurchase programs authorized by our Board of Directors.

We maintain a $150 million revolving credit facility which expires in August 2010. The revolving credit facility includes a minimum EBITDA-to-interest expense coverage covenant and a maximum debt-to-capital ratio covenant. At June 30, 2009, we had $12.6 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($137.4 million) was available to us. In addition to this facility, we had $50 million available under an accounts receivable purchase facility maintained with an independent financial institution with an expiration date of March 2010. As of June 30, 2009, there was no utilization of these credit facilities. Although market pricing for liquidity facilities has increased significantly over the last year, we expect we will enter into an amended or new credit facility prior to the expiration of our current facility and maintain similar amounts of total liquidity.

For fiscal years 2009, 2008 and 2007, interest cost totaled $20.1 million, $22.8 million, and $23.2 million, respectively, of which $4.0 million, $2.3 million, and $0.5 million, respectively, were capitalized as part of the cost of plant, equipment and software.

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

	Fiscal Year
(in millions)	2009	2008	2007
Net cash provided from operating activities	$145.5	$218.5	$275.1
Payment of income tax liability associated with gain on sales of businesses	—	41.3	—
Purchases of property, equipment and software	(116.3)	(118.9)	(47.1)
Dividends paid	(31.5)	(30.6)	(25.7)
Proceeds from disposals of plant and equipment	0.1	1.5	—

Free cash flow excluding impact of sales and acquisition of businesses	(2.2)	111.8	202.3
Payment of income tax liability associated with gain on sales of businesses	—	(41.3)	—
Net proceeds from sales of businesses	13.4	149.5	—
Acquisition of business	—	(6.6)	—

Free cash flow	$11.2	$213.4	$202.3

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to Citigroup Pension Discount Curve with maturities that approximate the anticipated cash outflows from the plan. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by approximately $1.5 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $1.6 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based principally upon discounted cash flow analysis. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Our business has been adversely affected by the recent downturn in global economic conditions. In addition, at times during fiscal year 2009 our market capitalization has fallen below the carrying value of our stockholders’ equity. These declines were temporary and our market capitalization has since recovered to a level above the carrying value our stockholders’ equity. We tested our goodwill for impairment as of June 30, 2009 and determined that goodwill had not been impaired. As global economic conditions worsen causing a prolonged or deepening recession, changes in anticipated discounted cash flows and comparable market multiples could have significant impact on whether or not goodwill is impaired and the amount of impairment.

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

Income Taxes

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is probable (more likely than not) that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law.

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

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. The unrealized gains or losses are reclassified to the income statement when the hedged transaction affects earnings. We have used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of income. If the anticipated future transactions were no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of income. We also use foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies, to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2009, we had the following contractual obligations and other commercial commitments and contingencies:

	Total	Fiscal Year					There- after
(in millions)		2010	2011	2012	2013	2014
Long-term debt (1)	$276.0	$20.0	$—	$100.0	$101.0	$—	$55.0
Estimated interest payments (2)	78.3	20.2	18.2	11.5	9.7	3.9	14.8
Operating leases	11.9	3.5	3.0	2.3	1.5	0.8	0.8
Accrued post-retirement benefits (3)	149.6	12.9	13.6	14.2	14.7	15.1	79.1
Purchase obligations (4)	116.0	100.2	9.2	2.8	2.6	1.2	—
Pension benefits (5)	37.9	3.2	3.1	3.2	3.3	4.6	20.5

Total	$669.7	$160.0	$47.1	$134.0	$132.8	$25.6	$170.2

(1)

Refer to Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” In addition, we had $12.6 million of outstanding letters of credit as of June 30, 2009.

(2)	Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates.

(3)	Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

(4)	We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business.

(5)	Pension benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

As of June 30, 2009, the noncurrent portion of our income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits was approximately $12.5 million. The settlement period for these income tax liabilities cannot be determined and were therefore excluded from the table above.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2009, we increased the liabilities recorded for environmental remediation costs by approximately $2.0 million. During fiscal year 2008, no additional accruals were recorded. During fiscal year 2007, an additional $0.1 million was accrued related to three environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at June 30, 2009 and 2008, were $6.9 million and $5.1 million, respectively.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. In accordance with the Court’s judgment, we recorded a liability of $21.0 million with respect to this matter during the fourth quarter of fiscal year 2008. We have appealed the Court’s decision.

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

As of the date of this filing, our internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed. Based on the results of the review to date, we recorded charges of $0.3 million and $5.1 million to Cost of Sales during fiscal years 2009 and 2008, respectively. These charges were determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented our best estimate of the probable loss related to this matter. As a result of the Company’s internal review, we have made payments of $2.3 million to U.S. Customs through June 30, 2009 related to the above contingency.

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the net remaining reserve recorded as of June 30, 2009 of $3.1 million is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of June 30, 2009.

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

Forward Looking Statements

This Annual Report on Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K, and they include but are not limited to: (1) the cyclical nature of our business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) our ability to recoup increases in the costs of energy and raw materials or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts; (8) possible labor disputes or work stoppages; and (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Item 7, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. As of June 30, 2009, we had approximately $26.5 million of deferred losses related to commodity forward contracts. Approximately 91 percent of the deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements to two customers. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. These customers have historically performed under these arrangements and we believe that they will honor such obligations in the future, notwithstanding the exceptional nature of the current economic conditions.

We are actively involved in managing risks associated with energy resources. Risk containment strategies include interaction with primary and secondary energy suppliers as well as obtaining adequate insurance coverage to compensate us for potential business interruption related to lack of availability of energy resources. In addition, we have used forwards and options to fix the price of a portion of our anticipated future purchases of certain energy requirements to protect against the impact of significant increases in energy costs. We also use surcharge mechanisms to offset a portion of these charges where appropriate.

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

The status of our financial instruments as of June 30, 2009 is provided in Note 11 to the consolidated financial statements included in Item 8.,”Financial Statements and Supplementary Data.” Assuming on June 30, 2009, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected and, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected.

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

The Audit/Finance Committee of the Board of Directors, composed of independent directors, meets regularly with management, Carpenter’s internal auditors and our independent registered public accounting firm to consider audit results and to discuss significant internal control, auditing and financial reporting matters. Both the independent registered public accounting firm and internal auditors have unrestricted access to the Audit/Finance Committee.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2009, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Anne L. Stevens
Anne L. Stevens
Chairman, President and Chief Executive Officer

/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 20 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 20, 2009

Consolidated Statements of Income

Carpenter Technology Corporation

For the years ended June 30, 2009, 2008 and 2007

(in millions, except per share data)	2009	2008	2007
NET SALES	$1,362.3	$1,953.5	$1,839.0
Cost of sales	1,155.1	1,496.3	1,411.5

Gross profit	207.2	457.2	427.5
Selling, general and administrative expenses	133.8	163.6	123.1
Restructuring charges	9.4	—	—

Operating income	64.0	293.6	304.4
Interest expense	16.1	20.5	22.7
Other income, net	(15.1)	(24.2)	(30.3)

Income before income taxes	63.0	297.3	312.0
Income tax expense	15.1	96.8	96.8

Income from continuing operations	47.9	200.5	215.2
Income from discontinued operations	—	77.2	12.0

NET INCOME	$47.9	$277.7	$227.2

EARNINGS PER COMMON SHARE:
Basic:
Income from continuing operations	$1.09	$4.14	$4.16
Income from discontinued operations	—	1.59	0.24

Net income	$1.09	$5.73	$4.40

Diluted:
Income from continuing operations	$1.08	$4.12	$4.09
Income from discontinued operations	—	1.58	0.23

Net income	$1.08	$5.70	$4.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43.9	48.5	51.5

Diluted	44.2	48.7	52.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Carpenter Technology Corporation

For the years ended June 30, 2009, 2008 and 2007

(in millions)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$47.9	$277.7	$227.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	52.7	49.2	48.7
Deferred income taxes	16.4	(4.0)	5.7
Net pension expense (income)	20.6	(0.1)	4.9
Net loss (gain) on disposal of property and equipment	1.7	(0.9)	1.3
Gain on sales of businesses	—	(109.6)	—
Changes in working capital and other:
Accounts receivable	144.0	6.3	(63.9)
Inventories	13.4	17.4	(8.1)
Other current assets	(26.7)	(8.3)	(4.5)
Accounts payable	(85.7)	(56.1)	77.8
Accrued current liabilities	(33.5)	28.5	(14.6)
Other, net	(5.3)	18.4	0.6

Net cash provided from operating activities	145.5	218.5	275.1

INVESTING ACTIVITIES
Purchases of property, equipment and software	(116.3)	(118.9)	(47.1)
Proceeds from disposals of property and equipment	0.1	1.5	—
Net proceeds from sales of businesses	13.4	149.5	—
Acquisition of business	—	(6.6)	—
Purchases of marketable securities	(49.5)	(366.2)	(680.3)
Proceeds from sales of marketable securities	44.8	722.2	449.4

Net cash (used for) provided from investing activities	(107.5)	381.5	(278.0)

FINANCING ACTIVITIES
Payments on long-term debt	(23.0)	(33.2)	(0.2)
Dividends paid	(31.5)	(30.6)	(25.7)
Purchases of treasury stock	(46.1)	(425.2)	(28.9)
Tax benefits on share-based compensation	—	1.0	7.7
Proceeds from common stock options exercised	0.1	0.7	4.2

Net cash used for financing activities	(100.5)	(487.3)	(42.9)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	(10.2)	(6.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63.2)	102.5	(52.0)
Cash and cash equivalents at beginning of year	403.3	300.8	352.8

Cash and cash equivalents at end of year	$340.1	$403.3	$300.8

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

Carpenter Technology Corporation

June 30, 2009 and 2008

(in millions, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$340.1	$403.3
Marketable securities	15.0	5.3
Accounts receivable, net of allowance for doubtful accounts of $2.8 and $2.7 at June 30, 2009 and 2008, respectively	130.8	285.1
Inventories	185.4	209.0
Deferred income taxes	23.8	19.8
Other current assets	54.6	44.2

Total current assets	749.7	966.7
Property, plant and equipment, net	634.1	583.8
Prepaid pension cost	—	51.5
Goodwill	35.2	35.2
Other intangibles, net	18.7	19.8
Other assets	59.7	55.2

Total assets	$1,497.4	$1,712.2

LIABILITIES
Current liabilities:
Accounts payable	$70.2	$158.4
Accrued liabilities	108.3	144.2
Current portion of long-term debt	20.0	23.0

Total current liabilities	198.5	325.6
Long-term debt, net of current portion	258.6	276.7
Accrued pension liabilities	240.4	35.8
Accrued postretirement benefits	127.7	90.9
Deferred income taxes	1.6	95.7
Other liabilities	53.6	48.3

Total liabilities	880.4	873.0

Contingencies and commitments (see Note 14)
STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,614,842 shares at June 30, 2009 and 54,608,142 shares at June 30, 2008; outstanding 44,029,025 shares at June 30, 2009 and 45,295,770 shares at June 30, 2008	273.1	273.0
Capital in excess of par value	208.9	197.5
Reinvested earnings	1,013.0	996.6
Common stock in treasury (10,585,817 shares and 9,312,372 shares at June 30, 2009 and 2008, respectively), at cost	(531.5)	(484.0)
Accumulated other comprehensive loss	(346.5)	(143.9)

Total stockholders’ equity	617.0	839.2

Total liabilities and stockholders’ equity	$1,497.4	$1,712.2

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the years ended June 30, 2009, 2008 and 2007

	Convertible Preferred Stock Par Value of $5	Common Stock		Reinvested Earnings	Common Stock in Treasury	Deferred Compen- sation	Accumulated Other Comp. Loss	Total Stock- Holders’ Equity
(in millions, except per share data)		Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2006	18.0	265.0	161.7	549.8	(37.3)	(1.5)	(9.4)	946.3

Net income				227.2				227.2
Cash Dividends:
Common @ $0.4875 per share				(24.9)				(24.9)
Preferred @ $5,362.50 per share				(0.8)				(0.8)
Stock options exercised		2.0	2.2					4.2
Minimum pension liability, net of tax							(6.2)	(6.2)
Tax benefit on share-based compensation			7.7					7.7
Purchase of treasury stock					(28.9)			(28.9)
Conversion of preferred shares to common shares	(18.0)	5.8	12.2					—
Adjustment to initially apply SFAS 158, net of tax							(70.6)	(70.6)
Share-based compensation			6.2		4.5			10.7
Other			1.6		(4.0)	1.5	3.9	3.0

Balances at June 30, 2007	—	272.8	191.6	751.3	(65.7)	—	(82.3)	1,067.7

Net income				277.7				277.7
Pension and post-retirement benefits, net of tax							(57.7)	(57.7)
Net losses on derivative instruments, net of tax							(13.8)	(13.8)
Foreign currency translation							9.9	9.9
Purchase of treasury stock					(425.2)			(425.2)
Cash Dividends:
Common @ $0.63 per share				(30.6)				(30.6)
Share-based compensation			5.0		8.2			13.2
Stock options exercised		0.2	0.5					0.7
Tax benefit on share-based compensation			1.0					1.0
Adjustment to initially apply FIN 48				(1.8)				(1.8)
Other			(0.6)		(1.3)			(1.9)

Balances at June 30, 2008	—	273.0	197.5	996.6	(484.0)	—	(143.9)	839.2

Net income				47.9				47.9
Pension and post-retirement benefits, net of tax							(176.4)	(176.4)
Net losses on derivative instruments, net of tax							(5.9)	(5.9)
Foreign currency translation							(20.3)	(20.3)
Purchase of treasury stock					(46.1)			(46.1)
Cash Dividends:
Common @ $0.72 per share				(31.5)				(31.5)
Share-based compensation plans			10.4		(1.4)			9.0
Uncertain tax positions adjustments			3.5					3.5
Stock options exercised		0.1						0.1
Tax shortfall on share-based compensation			(2.5)					(2.5)

Balances at June 30, 2009	$—	$273.1	$208.9	$1,013.0	$(531.5)	$—	$(346.5)	$617.0

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the years ended June 30, 2009, 2008 and 2007

	Preferred Shares Issued	Common Shares
		Issued	Treasury	Net Outstanding
Balances at June 30, 2006	290.4	53,010,036	(1,981,220)	51,028,816
Stock options exercised	—	385,916	—	385,916
Share-based compensation plans	—	(5,422)	142,662	137,240
Conversion of preferred shares to to common shares	(290.4)	1,161,714	—	1,161,714
Purchases of treasury stock	—	—	(470,144)	(470,144)

Balances at June 30, 2007	—	54,552,244	(2,308,702)	52,243,542

Stock options exercised	—	55,550	—	55,550
Share-based compensation plans	—	348	131,741	132,089
Purchases of treasury stock	—	—	(7,135,411)	(7,135,411)

Balances at June 30, 2008	—	54,608,142	(9,312,372)	45,295,770
Stock options exercised	—	6,700	—	6,700
Share-based compensation plans	—	—	(54,545)	(54,545)
Purchases of treasury stock	—	—	(1,218,900)	(1,218,900)

Balances at June 30, 2009	—	54,614,842	(10,585,817))	44,029,025

Consolidated Statements of Comprehensive (Loss) Income

Carpenter Technology Corporation

For the years ended June 30, 2009, 2008 and 2007

(in millions)	2009	2008	2007
Net income	$47.9	$277.7	$227.2
Net losses on derivative instruments, net of tax of $3.7 million, $8.8 million, and $1.9 million, respectively	(5.9)	(13.8)	(3.1)
Pension and post-retirement benefits, net of taxes of $110.3 million, $36.7 million, and $4.0 million, respectively	(176.4)	(57.7)	(6.2)
Foreign currency translation	(20.3)	9.9	7.0

Comprehensive (loss) income	$(154.7)	$216.1	$224.9

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

Evaluation of Subsequent Events

The Company has evaluated subsequent events through August 20, 2009, which is the date that these financial statements were issued.

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

Discontinued Operations

During fiscal year 2008, the Company completed the sale of the ceramics and metal shapes businesses, which is more fully discussed in Note 3. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the disposed businesses and the gain on sale have been classified as discontinued operations in the Consolidated Statements of Income for all periods presented. Cash flows related to our disposed operations have not been separately disclosed.

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

Research and Development

Research and development expenditures, which amounted to $15.4, $14.4 and $11.5 million in fiscal year 2009, 2008 and 2007, respectively, are expensed as incurred and are generally reported in cost of sales in the Consolidated Statement of Income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

Notes to Consolidated Financial Statements (continued)

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

Inventories

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. As of June 30, 2009 and 2008, $56.0 million and $76.9 million of inventory, respectively, was accounted for using a method other than the LIFO method.

Fixed Assets and Depreciation

Fixed assets are stated at historical cost less accumulated depreciation. Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets. Depreciation for income tax purposes is computed using accelerated methods. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are included in cost of goods sold in the consolidated statement of income.

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $2.1 million, $1.3 million and $0.7 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (continued)

Goodwill

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and intangible assets subject to amortization are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

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

Derivative Financial Instruments

All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or comprehensive income. Carpenter enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. The Company has utilized interest rate swaps to convert floating rate debt to fixed rate, or to convert fixed rate debt to floating rate.

Notes to Consolidated Financial Statements (continued)

Foreign Currency Translation

Assets and liabilities of most international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive income until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other income, net in the consolidated statement of income.

Income Taxes

Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of Carpenter’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Significant judgments, estimates and assumptions are required in determining tax return reporting positions and in calculating provisions for income tax, which are based on interpretations of tax regulations and accounting pronouncements. Liabilities are established for uncertain tax positions when it is more likely than not that such positions, if challenged would not be sustained upon review by taxing authorities. These liabilities are re-evaluated as tax regulations and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure.

Earnings per Share

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

Share-Based Compensation

As of June 30, 2009, Carpenter has two share-based employee compensation plans, which are more fully described in detail in Note 18. The Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is recognized over the requisite service period of the award, which is generally the shorter of the vesting period that the holder is required to provide service, or the period from the grant date to the date on which the employee is eligible to retire. Upon retirement, as defined in the Company’s share-based compensation plans, outstanding awards are subject to certain accelerated vesting terms.

Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. No single customer accounted for more than 10% or more of total sales in fiscal years 2009, 2008 and 2007.

Use of Estimates

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 was effective for the Company on July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements and is discussed more fully in Note 16. The Company does not believe that the adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities, effective July 1, 2009, will have a material impact on the consolidated financial statements.

On July 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Except for the additional disclosures required by FAS 161 included in Note 19, the adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends existing guidance to require disclosures about fair value of financial instruments in interim financial statements for interim reporting periods as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP 107-1 will have a material impact on the Company’s financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, “Earnings per Share.” The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retrospectively to conform to the provisions of the FSP. The Company is currently evaluating the impact of the adoption of FSP 03-6-1.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” (“FSP 157-4”). FSP 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on the Company’s financial statements.

Notes to Consolidated Financial Statements (continued)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 on a prospective basis. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and expands and increases the frequency of previously existing disclosures for other-than-temporary impairments. The measure of impairment remains fair value. Under the provisions of FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. The adoption of this FSP did not have a material impact on the Company’s financial statements.

2.	Restructuring Charges

During the year ended June 30, 2009, the Company recorded $9.4 million of charges associated with the closure of our metal strip manufacturing facility in the United Kingdom (“UK”), which we announced in March 2009. The UK facility employed approximately 35 workers and manufactured soft magnetic nickel-iron and cobalt-iron alloys in strip and bar form. The facility’s customers will be serviced by existing operations and through arrangements with other suppliers. The UK manufacturing operations were historically included in our Advanced Metals Operation segment, and the restructuring charges have not been included in the segment operating results. The Company does not expect any significant costs related to the site closure in future periods.

The following table details activity related to our restructuring obligation:

(in millions)	Pension plan settlement charges	Property, plant and equipment write- downs	Severance costs	Other, principally site-related closing costs	Total
Balance at June 30, 2008	$—	$—	$—	$—	$—
Charges	4.4	2.9	0.7	1.4	9.4
Non-cash writeoff	(0.5)	(2.9)	—	—	(3.4)
Cash payments	(3.9)	—	(0.7)	(0.4)	(5.2)

Balance at June 30, 2009	$—	$—	$—	$1.0	$1.0

Notes to Consolidated Financial Statements (continued)

3.	Divestitures and Acquisition

Divestitures

On March 31, 2008, the Company completed the sale of our ceramics businesses to Morgan Crucible Company plc, a U.K. based advanced materials company. The ceramics operations consisted of our Certech and Carpenter Advanced Ceramics business units that have historically been included in our Engineered Products Operations business segment. The net proceeds from the sale were $142.6 million, which included $144.5 million of sales price net of $1.9 million of deal costs. The selling price was subject to a working capital adjustment, which the Company calculated to be $2.9 million. In June 2008, the Company received an initial payment of the working capital adjustment of $2.0 million, the remaining balance of the estimated working capital adjustment totaling $0.9 million was collected in the first quarter of fiscal year 2009. The Company does not have any significant continuing involvement in the operations after the divestiture.

On June 30, 2008, the Company completed the sale of our metal shapes business, Rathbone Precision Metals (“Rathbone”), to Calvi Holdings, S.r.l. Rathbone is engaged in the business of designing, manufacturing and selling precision formed shape components in a variety of alloys. The operations of Rathbone were historically included on our Engineered Products Operations business segment. The net sales price was $17.4 million, of which $5.0 million was received at closing with the remaining $12.5 million in the form of a note receivable which was paid in full in July 2008. The net proceeds also reflect $0.1 of deal related costs. In conjunction with the sale, Carpenter entered into a long-term supply agreement to provide the buyer with certain raw materials over a five-year period.

The following table summarizes the components of discontinued operations:

	Years Ended June 30,
(in millions)	2009	2008	2007
Net sales	$—	$88.9	$105.8

Income before income taxes	$—	$13.2	$19.0
Less: income tax expense	—	4.3	7.0

Income from operations of discontinued businesses, net of tax	—	8.9	12.0
Gain on sale of discontinued operations	—	109.6	—
Less: income tax expense on gain	—	41.3	—

Income from discontinued operations, net of tax	$—	$77.2	$12.0

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

Notes to Consolidated Financial Statements (continued)

4.	Earnings per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2009, 2008 and 2007 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2009	2008	2007
Basic:
Income from continuing operations	$47.9	$200.5	$215.2
Dividends accrued on convertible preferred stock, net of tax benefits	—	—	(0.8)

Earnings from continuing operations available for common stockholders	$47.9	$200.5	$214.4

Weighted average number of common shares outstanding	43.9	48.5	51.5

Basic earnings from continuing operations per common share	$1.09	$4.14	$4.16

	Years Ended June 30,
(in millions, except per share data)	2009	2008	2007
Diluted:
Income from continuing operations	$47.9	$200.5	$215.2
Assumed shortfall between common and preferred dividends	—	—	(0.4)

Earnings from continuing operations available for common stockholders	$47.9	$200.5	$214.8

Weighted average number of common shares outstanding	43.9	48.5	51.5
Assumed conversion of preferred shares	—	—	0.8
Effect of shares issuable under stock based compensation plans	0.3	0.2	0.2

Adjusted weighted average common shares outstanding	44.2	48.7	52.5

Diluted earnings from continuing operations per common share	$1.08	$4.12	$4.09

For the years ended June 30, 2009 and 2008, options to purchase 0.4 million shares and 0.2 million shares, respectively, of common stock have been excluded from the calculation of diluted earnings from continuing operations per common share because their effects were anti-dilutive. There were no options to purchase shares of common stock excluded from the calculations of earnings per share for the year ended June 30, 2007.

Notes to Consolidated Financial Statements (continued)

5.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of June 30, 2009 and 2008. The following is a summary of marketable securities, all of which were classified as available-for-sale as of June 30, 2009 and 2008:

June 30, 2009 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Certificate of deposit	$15.0	$—	$15.0

Non-current
Municipal auction rate securities	$6.3	$—	$6.3

June 30, 2008 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Corporate bonds	$2.3	$—	$2.3
Municipal bonds	3.0	—	3.0

Total current	$5.3	$—	$5.3

Non-current
Municipal auction rate securities	$11.3	$—	$11.3

As of June 30, 2009 and 2008, the Company’s marketable securities included municipal auction rate securities with a par value of $6.3 million and $11.3 million, respectively. The municipal auction rate securities have historically traded at par and are callable at par at the option of the issuer. Until February 2008, the auction rate securities market was highly liquid. During February 2008, a number of auctions failed for these types of securities. As a result of the unsuccessful auctions, the interest rates on the securities have been reset at a premium rate. In addition, as a result of the failed auctions, the Company does not have access to the funds invested in these securities until the securities can be liquidated upon: a successful future auction of these securities, a refinancing or redemption of the securities by the issuers, finding a buyer in a secondary market. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the security before recovering their costs. Since the timing of the recovery of the auction process or redemption by the issuer cannot be reasonably estimated, the securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default.

For the fiscal years ended June 30, 2009, 2008 and 2007, proceeds from sales of marketable securities were $44.8 million, $722.2 million and $449.4 million, respectively.

Notes to Consolidated Financial Statements (continued)

6.	Inventories

	June 30,
(in millions)	2009	2008
Raw materials and supplies	$29.5	$26.3
Work in process	90.8	111.9
Finished and purchased products	65.1	70.8

	$185.4	$209.0

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $305.8 and $448.0 million higher as of June 30, 2009 and 2008, respectively. Current cost of LIFO-valued inventories was $435.1 million at June 30, 2009 and $580.0 million at June 30, 2008. The reductions in LIFO-valued inventories decreased cost of sales by $8.0 million during fiscal year 2009, $23.4 million during fiscal year 2008 and $4.4 million during fiscal year 2007.

7.	Property, Plant and Equipment

	June 30,
(in millions)	2009	2008
Land	$8.1	$8.0
Buildings and building equipment	259.5	234.3
Machinery and equipment	1,209.4	1,119.4
Construction in progress	32.4	66.0

Total at cost	1,509.4	1,427.7
Less: accumulated depreciation and amortization	875.3	843.9

	$634.1	$583.8

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation and amortization for the years ended June 30, 2009, 2008 and 2007 was $49.5 million, $46.8 million and $47.1 million, respectively.

8.	Goodwill and Other Intangible Assets, Net

Goodwill

Changes to the carrying amount of goodwill during the fiscal years ended June 30, 2009 and 2008 were as follows:

	June 30,
(in millions)	2009	2008
Balance, beginning	$35.2	$46.4
Divestitures	—	(11.8)
Acquisitions	—	0.6

Balance, ending	$35.2	$35.2

Notes to Consolidated Financial Statements (continued)

Carpenter conducted its annual impairment review as of June 30, 2009 and 2008 and determined that there was no goodwill impairment. At June 30, 2009 and 2008 the goodwill recorded was associated with the Advanced Metals Operations segment.

Other Intangible Assets, Net

	June 30,
	2009			2008
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$30.6	$(12.7)	$17.9	$30.6	$(11.7)	$18.9
Other	0.9	(0.1)	0.8	0.9	—	0.9

Total	$31.5	$(12.8)	$18.7	$31.5	$(11.7)	$19.8

Carpenter recorded $1.1 million of amortization expense during fiscal year 2009, $1.0 million during fiscal year 2008, and $0.9 million during fiscal year 2007. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

9.	Debt

The Company maintains a $150 million revolving credit facility which expires in August 2010. The revolving credit facility includes two financial covenants, a minimum EBITDA-to-interest expense coverage and a maximum debt-to-capital ratio.

At June 30, 2009, the Company had $12.6 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($137.4 million) was available to the Company. In addition to this facility, the Company had $50 million available to it under an Accounts Receivable Purchase Facility (see Note 10).

Long-term debt outstanding as of June 30, 2009 and 2008 consisted of the following:

	June 30,
(in millions)	2009	2008
Senior unsecured notes, 6.625% due May 2013 (face value of $100.0 million at June 30, 2009 and 2008)	$101.6	$100.4
Medium-term notes, Series B at 6.59% to 7.10% due from April 2010 to 2018 (face value of $76.0 million at June 30, 2009 and $99.0 million at June 30, 2008)	76.0	99.0
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2009 and 2008)	101.0	100.3

Total	278.6	299.7
Less amounts due within one year	20.0	23.0

Long-term debt, net of current portion	$258.6	$276.7

The carrying value of the notes as of June 30, 2009 and 2008 includes fair value adjustments for interest rate swap contracts of $1.0 million and $1.4 million, respectively, for deferred gains on settled interest rate swaps. The deferred gains on settled interest rate swap contracts are being recognized as reductions to interest expense over the remaining term of the notes, which ranges from two to four years.

Notes to Consolidated Financial Statements (continued)

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2010, are $0 million in fiscal year 2011, $100.0 million in fiscal year 2012, $101.0 million in fiscal year 2013 and $0 million in fiscal year 2014.

For the years ended June 30, 2009, 2008 and 2007, interest costs totaled $20.1 million, $22.8 million and $23.2 million, respectively, of which $4.0 million, $2.3 million and $0.5 million, respectively, were capitalized as part of the cost of plant, equipment and software.

10.	Accounts Receivable Purchase Facility

Carpenter maintains a $50 million accounts receivable purchase facility (“Purchase Facility”) with a financial institution which expires in March 2010. Pursuant to the terms of the Purchase Facility, Carpenter may sell a participating interest in certain accounts receivable to the financial institution.

During the fiscal years ended June 30, 2009, 2008 and 2007, no sales of interests in accounts receivable were initiated and accordingly there has been no utilization of the Purchase Facility.

11.	Financial Instruments

The carrying amounts and estimated fair values of Carpenter’s financial instruments were as follows:

	June 30,
	2009		2008
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$340.1	$340.1	$403.3	$403.3
Marketable securities	$21.3	$21.3	$16.6	$16.6
Company-owned life insurance	$8.1	$8.1	$9.8	$9.8
Long-term debt	$278.6	$272.5	$299.7	$309.0
Commodity swaps and options	$(32.5)	$(32.5)	$(18.3)	$(18.3)
Interest rate swaps	$2.4	$2.4	$—	$—
Foreign currency forwards and options	$0.2	$0.2	$(3.3)	$(3.3)

The carrying amounts for cash and cash equivalents approximate their fair values due to the short-term maturities of these instruments. As discussed further in Note 5, marketable securities included certain municipal auction rate securities. The carrying amount of the municipal auction rate securities are based on the par value of the securities, which the Company believes approximates fair value. The carrying amount for other marketable securities is based on quoted market prices. The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities.

The fair values of long-term debt as of June 30, 2009 and 2008 were determined by using current interest rates.

The Company’s use of derivatives and hedging policies are more fully discussed in Note 19.

Notes to Consolidated Financial Statements (continued)

12.	Accrued Liabilities

	June 30,
(in millions)	2009	2008
Employee benefits	$28.3	$31.7
Derivative financial instruments	22.1	22.7
Compensation	19.5	44.9
Legal	14.1	14.2
Interest	4.4	5.1
Deferred revenue	4.1	8.2
Taxes, other than income	1.6	0.8
Environmental costs	1.0	1.1
Professional services	0.3	0.5
Other	12.9	15.0

	$108.3	$144.2

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

Notes to Consolidated Financial Statements (continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Pension Plans		Other Postretirement Plans
(in millions)	2009	2008	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$777.0	$815.0	$185.4	$193.6
Service cost	18.0	19.0	2.2	2.6
Interest cost	50.4	49.1	12.1	11.6
Benefits paid	(59.7)	(53.2)	(11.9)	(12.9)
Actuarial loss (gain)	54.3	(52.5)	12.6	(11.8)
Plan settlements	(8.3)	—	—	—
Other	(1.8)	(0.4)	(0.6)	2.3

Projected benefit obligation at end of year	$829.9	$777.0	$199.8	$185.4

Change in plan assets:
Fair value of plan assets at beginning of year	$789.4	$907.1	$78.3	$87.1
Actual return on plan assets	(142.8)	(68.4)	(21.0)	(8.5)
Benefits paid from plan assets	(59.7)	(53.2)	(11.9)	(12.9)
Contributions	8.0	3.9	11.6	12.6
Plan settlements	(8.3)	—	—	—

Fair value of plan assets at end of year	$586.6	$789.4	$57.0	$78.3

Funded status of the plans:	$(243.3)	$12.4	$(142.8)	$(107.1)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid pension cost	$—	$51.5	$—	$—
Other assets – noncurrent	0.1	—	—	—
Accrued liabilities – current	(3.0)	(3.3)	(15.1)	(16.2)
Accrued pension liabilities – noncurrent	(240.4)	(35.8)	—	—
Accrued postretirement benefits	—	—	(127.7)	(90.9)

	$(243.3)	$12.4	$(142.8)	$(107.1)

Notes to Consolidated Financial Statements (continued)

	Pension Plans		Other Postretirement Plans
(in millions)	2009	2008	2009	2008
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$453.4	$211.3	$81.0	$43.2
Prior service cost (credit)	6.5	7.5	(27.6)	(35.4)

Total	$459.9	$218.8	$53.4	$7.8

Additional information:
Accumulated benefit obligation for all pension plans	$754.5	$704.3	N/A	N/A

The following is additional information related to plans with benefit obligations in excess of plan assets as of June 30, 2009 and 2008:

	Pension Plans		Other Postretirement Plans
(in millions)	2009	2008	2009	2008
Benefit obligation	$829.8	$44.7	$199.8	$185.4
Fair value of plan assets	$586.4	$5.5	$57.0	$78.3

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2009 and 2008:

	Pension Plans		Other Postretirement Plans
(in millions)	2009	2008	2009	2008
Accumulated benefit obligation	$754.4	$39.6	$199.8	$185.4
Fair value of plan assets	$586.4	$5.5	$57.0	$78.3

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2009, 2008 and 2007 are as follows:

	Pension Plans			Other Postretirement Plans
(in millions)	2009	2008	2007	2009	2008	2007
Service cost	$18.0	$19.0	$17.5	$2.2	$2.6	$2.3
Interest cost	50.4	49.1	46.8	12.1	11.6	11.0
Expected return on plan assets	(60.9)	(73.8)	(67.6)	(6.2)	(7.4)	(6.1)
Amortization of net loss	9.7	3.5	6.2	2.1	1.9	2.1
Amortization of prior service cost (benefit)	1.1	1.1	0.9	(7.9)	(7.9)	(7.9)
Curtailment	—	0.2	—	—	—	—
Plan settlement expense	4.4	—	—	—	—	—

Net pension expense (income)	$22.7	$(0.9)	$3.8	$2.3	$0.8	$1.4

Notes to Consolidated Financial Statements (continued)

As discussed in Note 2, the Company closed the metal strip manufacturing facility in the U.K. In conjunction with the closure, the Company settled the defined benefit pension plan covering employees at the U.K. facility.

As discussed in Note 3, the Company completed the sale of certain business units during fiscal year 2008. As a result of the Company’s decision to divest these business units, the Company recognized a curtailment loss of $0.2 million in fiscal year 2008. The curtailment loss recorded is due to the significant reduction in the expected aggregate years of future service as a result of the divestitures.

The service cost component of Carpenter’s net pension (income) expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment data presented in Note 22.

Principal actuarial assumptions at June 30:

	Pension Plans			Other Postretirement Plans
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	6.25%	6.75%	6.25%	6.25%	6.75%	6.25%
Rate of compensation increase	3.65%	3.65%	3.64%	N/A	N/A	N/A

	Pension Plans			Other Postretirement Plans
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	6.75%	6.25%	6.25%	6.75%	6.25%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%	8.00%	8.50%	8.50%
Long-term rate of compensation increase	3.65%	3.64%	3.64%	N/A	N/A	N/A

Notes to Consolidated Financial Statements (continued)

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2009	2008
Assumed health care cost trend rate	10%	10%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.5 million and increase the postretirement benefit obligation by $7.9 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.5 million and decrease the postretirement benefit obligation by $7.0 million.

Net pension expense in fiscal year 2010 is estimated to be $61.1 million, comprised of $54.1 million of net periodic benefit costs for pension plans and $7.0 million of net periodic benefit costs for other post-retirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net pension expense for fiscal year 2010 were 6.25% and 8.00% percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal year 2010 are:

(in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (credit)	$1.1	$(7.9)	$(6.8)
Amortization of net actuarial loss	27.0	5.1	32.1

Amortization of accumulated other comprehensive loss	$28.1	$(2.8)	$25.3

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2009 and 2008, by asset category are as follows:

	June 30,
	2009	2008
Equity securities	58.4%	61.5%
Fixed income securities	37.9	38.4
Cash and cash equivalents	3.7	0.1

Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

Notes to Consolidated Financial Statements (continued)

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

The assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2009 and 2008.

Cash Flows – Employer Contributions

The Company was not required to make contributions to the plans during fiscal years 2009, 2008 or 2007. The Company currently expects to make approximately $7.0 million in required contributions during fiscal year 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

($ millions)	Pension Benefits	Other Benefits
2010	$55.6	$12.9
2011	$57.7	$13.6
2012	$60.3	$14.2
2013	$61.8	$14.7
2014	$64.8	$15.1
2015 – 2019	$346.0	$79.1

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions were $4.9 million in fiscal year 2009, $5.6 million in fiscal year 2008 and $5.3 million in fiscal year 2007.

Notes to Consolidated Financial Statements (continued)

14.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2009, Carpenter increased the liabilities recorded for environmental remediation costs by approximately $2.0 million. During fiscal year 2008, no additional accruals were recorded. During fiscal year 2007, an additional $0.1 million was accrued related to three environmental remediation sites. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2009 and 2008, were $6.9 million and $5.1 million, respectively.

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

Notes to Consolidated Financial Statements (continued)

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

As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation which must be compiled and reviewed. Based on the results of the review to date, the Company recorded charges of $0.3 million and $5.1 million to Cost of Sales during fiscal years 2009 and 2008, respectively. These charges were determined in accordance with Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and represented the Company’s best estimate of probable loss. As a result of the Company’s internal review, the Company has made payments of $2.3 million to U.S. Customs through June 30, 2009 related to the above contingency.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the reserve recorded of $3.1 million as of June 30, 2009 is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In the third quarter of fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of June 30, 2009.

Notes to Consolidated Financial Statements (continued)

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

The Company has entered into purchase agreements primarily for various key raw materials and equipment at market related prices, all made in the normal course of business. The purchase commitments covered by these agreements aggregate to approximately $116.0 million as of June 30, 2009. Of this amount, $100.2 million relates to fiscal year 2010, $9.2 million to fiscal year 2011, $2.8 million to fiscal year 2012, $2.6 million to fiscal year 2013, and $1.2 million to fiscal year 2014.

15.	Operating Leases

The Company leases certain facilities and equipment under operating leases. Total rent expense was $6.4 million, $6.6 million and $6.7 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2009 are: $3.5 million in fiscal year 2010, $3.0 million in fiscal year 2011, $2.3 million in fiscal year 2012, $1.5 million in fiscal year 2013, $0.8 million in fiscal year 2014 and $0.8 million thereafter.

16.	Fair Value Measurements

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

Notes to Consolidated Financial Statements (continued)

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized below:

	Fair Value Measurements Using Input Type		Total
(in millions)	Level 1	Level 2
Assets:
Cash equivalents, principally money market funds	$212.0	—	$212.0
Certificate of deposit	15.0	—	15.0
Derivative financial instrument assets	—	2.6	2.6
Municipal auction rate securities	—	6.3	6.3

Total financial assets	$227.0	$8.9	$235.9

Liabilities:
Derivative financial instrument liabilities	$—	$32.5	$32.5

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

17.	Share Repurchase Program

In December 2007, the Company’s Board of Directors authorized a share repurchase program as a result of the completion of the purchases of the previously authorized $250.0 million share repurchase program. Under the terms of the share repurchase programs, the Company purchased 1,218,900 shares and 7,135,411 shares of its common stock on the open market for $46.1 and $425.2 million during the years ended June 30, 2009 and 2008, respectively.

18.	Share-Based Compensation

Carpenter has two share-based compensation plans: the 1993 Plan covering officers and key employees and the Director’s Plan covering non-employee directors. Awards granted under the share-based compensation plans are generally paid from shares held in treasury and any additional required share payments are made with newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $10.3 million, $13.3 million, and $10.7 million for the years ended June 30, 2009, 2008 and 2007, respectively.

1993 Plan

The 1993 plan provides that the Board of Directors may grant stock options, restricted stock, and restricted stock units, and determine the terms and conditions of each grant. The 1993 plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2009, 4,269,139 shares were available for awards which may be granted under this plan.

Notes to Consolidated Financial Statements (continued)

Director’s Plan

The Director’s plan provides for the granting of stock options, performance units and stock units to non-employee Directors. As of June 30, 2009, 1,003,812 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans):

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are generally exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal year 2009, 2008 and 2007 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2009	2008	2007
Expected volatility	45%	46%	66%
Dividend yield	2%	2%	1%
Risk-free interest rate	2.9%	3.5%	4.8%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2006	571,396	$11.20

Granted	68,500	59.29
Exercised	(385,916)	10.99
Cancelled	(1,200)	22.78

Outstanding at June 30, 2007	252,780	24.50
Granted	232,876	46.43
Exercised	(55,550)	12.81

Outstanding at June 30, 2008	430,106	37.88
Granted	145,315	28.57
Exercised	(6,700)	14.39
Cancelled	(27,458)	43.49

Outstanding at June 30, 2009	541,263	$35.36	7.5 Years	$1.2

Exercisable at June 30, 2009	271,257	$34.44	5.8 Years	$1.2

Notes to Consolidated Financial Statements (continued)

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$5 - $10	49,900	3.7	$7.89	49,900	$7.89
$10 - $20	74,461	3.4	13.01	72,130	12.90
$21 - $65	416,902	8.9	42.65	149,227	53.79

	541,263		$35.36	271,257	$34.44

The weighted average grant date fair value of options awarded during fiscal year 2009, 2008 and 2007 was $10.34, $18.42 and $33.17, respectively. Share based compensation charged against income related to stock options for the years ended June 30, 2009, 2008 and 2007 was $3.3 million, $2.0 million and $0.7 million, respectively. As of June 30, 2009, $1.6 million of compensation cost related to non vested stock options remains to be recognized over a weighted average remaining life of 1.4 years.

Of the options outstanding at June 30, 2009, 330,737 related to the 1993 plan and 210,526 related to the Directors’ Plan.

Nonvested Stock Awards (all plans):

Nonvested stock awards are granted to employees with performance and/or service conditions. Nonvested awards receive non-forfeitable cash dividends during the restriction period. The fair value of the nonvested stock awards is determined based on the Company’s stock price at the grant date.

Performance-based restricted share awards are earned only if Carpenter achieves certain performance goals during a specified performance period according to the terms determined by the Board at the date of the grant. These shares vest from one to two years from the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. The performance goals for fiscal year 2009 were not attained for the performance shares and therefore no performance shares were earned during fiscal year 2009.

Time-based restricted share awards vest from the date of grant to periods ranging principally from three to five years. Compensation cost related to time based share awards is recognized over the vesting period of the award.

Amounts charged to compensation expense for nonvested stock awards was $5.9 million, $10.8 million and $9.5 million for the years end June 30, 2009, 2008 and 2007, respectively. As of June 30, 2009, $4.3 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 1.2 years.

Notes to Consolidated Financial Statements (continued)

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested Balance at June 30, 2006	343,466	$35.34
Time-based granted	166,960	$55.11
Performance-based earned	71,514	$55.76
Vested	(180,250)	$44.86
Forfeited	(47,716)	$32.27

Nonvested Balance at June 30, 2007	353,974	$46.33
Time-based granted	97,938	$54.70
Performance-based earned	133,325	$67.57
Vested	(68,558)	$56.67
Forfeited	(75,480)	$40.54

Nonvested Balance at June 30, 2008	441,199	$53.19
Time-based granted	34,788	$36.45
Vested	(178,745)	$50.01
Forfeited	(38,678)	$61.72

Nonvested Balance at June 30, 2009	258,564	$50.90

Total Stockholder Return Awards:

On June 30, 2008, the Company initiated a 2009 to 2011 Total Stockholder Return (“TSR”) award. The TSR awards are granted at a target number of shares, and vest based on the Company’s total stockholder return compared to the total stockholder returns of a group of peer companies at the end of a three-year period with 33,000 shares as the target award level. The actual number of shares awarded may range from a minimum of 50% of the target shares to a maximum of two times target. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost recognized in fiscal year 2009 related to TSR awards was $0.6 million.

Director Stock Units

According to the provisions of the Director’s plan, on the date of each annual stockholders’ meeting or on such other regularly scheduled date as the Board of Directors may determine from time to time in light of the Company’s prevailing practices for the grant of equity awards to employees, each Director shall be granted, in place of cash compensation, a number of stock units determined by dividing 50 percent of the Director’s annual retainer by the fair market value of the Company’s common stock on that date. Each Director may elect to increase the percentage up to 100 percent of the annual retainer to be paid in stock units in lieu of cash. Stock units granted at each annual meeting will be forfeited if the Director terminates service as a Director for any reason other then retirement, disability or death before the next annual stockholders’ meeting. Additional units are credited to each Director on a quarterly basis to reflect dividend equivalents on the Company’s common stock.

Following a Director’s retirement, the Director will be paid the number of the Company’s common stock shares equal to the number of stock units credited to the Director’s account.

Notes to Consolidated Financial Statements (continued)

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2006	85,821	$17.10
Granted	9,022	$56.63
Dividend equivalents	586	—
Converted to common stock	(27,966)	$13.90

Outstanding at June 30, 2007	67,463	$22.71
Granted	7,099	$62.86
Dividend equivalents	800	—

Outstanding at June 30, 2008	75,362	$27.06
Granted	21,444	$22.24
Dividend equivalents	3,257	—

Outstanding at June 30, 2009	100,063	$25.95

Compensation cost is determined using the grant-date fair value and charged to expense over the vesting period of one year and amounted to $0.5 million in each of the years ended June 30, 2009, 2008 and 2007. As of June 30, 2009, $ 0.1 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

19.	Derivatives and Hedging Activities

The Company uses commodity forwards, interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments have had on the Company’s financial position, results of operations, and cash flows.

Cash Flow Hedging – Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to costs of sales in the period during which the hedged transaction affects earnings.

Cash Flow Hedging – Foreign currency forward contracts: The Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to net sales in the period during which the transaction affects earnings.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2009, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts was not material.

Notes to Consolidated Financial Statements (continued)

Fair Value Hedging – Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2009, the total notional amount of floating interest rate contracts was $45.0 million. For the year ended June 30, 2009, net gains of $1.5 million were recorded as a reduction to interest expense. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2009:

(in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.8	$—	$0.8
Other assets	2.4	—	—	2.4

Total asset derivatives	$2.4	$0.8	$—	$3.4

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.6	$—	$0.6
Other current liabilities	—	—	22.1	22.1
Other liabilities	—	—	10.4	10.4

Total liability derivatives	$—	$0.6	$32.5	$33.1

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the year ended June 30, 2009:

(in millions)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(12.2)
Foreign exchange contracts	2.5

Total	$(9.7)

Notes to Consolidated Financial Statements (continued)

(in millions)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(71.2)
Foreign exchange contracts	Net sales	1.9

Total		$(69.3)

The Company estimates that $17.9 million of net derivative losses included in OCI as of June 30, 2009 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the year ended June 30, 2009. Ineffectiveness was not material during the year ended June 30, 2009.

The changes in other accumulated comprehensive income associated with derivative hedging activities during the years ended June 30, 2009, 2008 and 2007 were as follows:

(in millions)	2009	2008	2007
Balance at July 1	$(11.4)	$2.4	$5.6
Current period changes in fair value, net of tax	(41.8)	(15.2)	35.2
Reclassifications to earnings, net of tax	35.9	1.4	(38.4)

Balance at June 30	$(17.3)	$(11.4)	$2.4

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of June 30, 2009 the Company had no cash collateral held by counterparties.

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

20.	Income Taxes

Income from continuing operations before income taxes for the Company’s domestic and international operations was as follows:

	Years Ended June 30,
(in millions)	2009	2008	2007
Domestic	$50.0	$262.1	$281.6
International	13.0	35.2	30.4

Income before income taxes	$63.0	$297.3	$312.0

Notes to Consolidated Financial Statements (continued)

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
(in millions)	2009	2008	2007
Current:
Federal	$(8.5)	$83.4	$79.2
State	0.3	7.9	4.0
Foreign	6.9	9.9	8.2
Deferred:
Federal	16.5	(1.9)	7.9
State	1.8	(3.1)	(1.8)
Foreign	(1.9)	0.6	(0.7)

	$15.1	$96.8	$96.8

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rate:

	Years Ended June 30,
(% of pre-tax income )	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Extraterritorial income exclusion	—	—	(0.2)
IRS and state tax examinations settlements	—	—	(1.3)
Research and development tax credit	(5.6)	(0.3)	(0.9)
Change in tax position on previously filed tax return	(3.4)	—	—
Changes in uncertain tax positions, net	(5.2)	—	—
State income taxes, net of federal tax benefit	(1.1)	2.0	2.2
State valuation allowances	7.4	(0.8)	(1.1)
Domestic manufacturing deduction	(0.5)	(1.9)	(0.8)
Nontaxable income	(2.1)	(1.5)	(1.5)
Other, net	(0.5)	0.1	(0.4)

Effective income tax rate	24.0%	32.6%	31.0%

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2009 and 2008:

	June 30,
(in millions)	2009	2008
Deferred tax assets:
Postretirement provisions	$60.8	$50.1
Net operating loss carryforwards	18.1	17.4
Other reserve provisions	30.2	28.0
Pensions	96.9	—
Environmental	13.5	12.3
Tax credit carryforwards	0.3	—
Valuation allowances	(17.8)	(11.9)

Total deferred tax assets	202.0	95.9

Deferred tax liabilities:
Depreciation	(172.0)	(155.5)
Prepaid pension cost	—	(3.1)
Intangible assets	(4.6)	(5.0)
Inventories	(3.2)	(8.2)

Total deferred tax liabilities	(179.8)	(171.8)

Net deferred tax asset (liability)	$22.2	$(75.9)

As of June 30, 2009, the Company had state net operating losses of $279.8 million available to be carried forward to future years. The state net operating losses begin to expire in 2010.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain state net operating loss carryforwards. As of June 30, 2009 and 2008, the valuation allowance was $17.8 million and $11.9 million, respectively. In fiscal year 2009, the Company increased its valuation allowance in the amount of $5.9 million. For fiscal years 2008 and 2007, state tax benefits were recognized through reductions of the valuation allowance in the amount of $2.3 million and $3.5 million, respectively.

At June 30, 2009, the Company had undistributed earnings of international subsidiaries, amounting to $94.4 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustments for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

Carpenter is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. The Company has settled all IRS examinations through June 30, 2002. The Company is currently under IRS examination for the year ended June 30, 2006.

Notes to Consolidated Financial Statements (continued)

As required, the Company adopted FIN 48 on July 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions follows:

	Years Ended June 30,
(in millions)	2009	2008
Balance, beginning	$19.8	$19.4
Additions based on tax positions of prior years	1.5	0.6
Additions based on tax positions of current years	1.7	0.7
Reductions as a result of a lapse of statute of limitations	(8.7)	—
Reductions based on tax positions of prior year	—	(0.6)
Settlements	—	(0.3)

Balance, ending	$14.3	$19.8

It is the Company’s policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. The Company’s income tax expense included a benefit of $1.4 million in fiscal year 2009 and expense of $1.7 million in fiscal year 2008 related to interest and penalties. As of June 30, 2009 and 2008, the amount of interest and penalties accrued was $2.3 million and $3.7 million, respectively.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized at June 30, 2009, would affect the Company’s effective tax rate was approximately $8.9 million. The total estimated unrecognized tax benefit that, if recognized at June 30, 2009, would be recorded in stockholders’ equity was approximately $6.2 million. It is reasonably possible that the amount of the unrecognized tax benefits will decrease by approximately $7.5 - $8.5 million within the next 12 months of the reporting date of the Company’s consolidated financial statements as a result of the expiration of the statutes of limitations in certain jurisdictions.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2006
States:
Pennsylvania	2004
California	2007
Illinois	2006
Foreign:
Belgium	2005
Mexico	2003

Notes to Consolidated Financial Statements (continued)

21.	Other Income, Net

Other (income) expense, net consists of the following:

(in millions)	2009	2008	2007
Foreign exchange (gain) loss	$(7.7)	$2.5	$0.4
Continued Dumping and Subsidy Offset Act receipts	(6.1)	(8.4)	(6.4)
Interest income	(4.7)	(16.5)	(21.9)
Other	3.4	(1.8)	(2.4)

	$(15.1)	$(24.2)	$(30.3)

22.	Segment Information, Geographic and Product Data

Following the divestitures of the ceramics and metal shapes businesses during fiscal year 2008, which historically comprised the Company’s Engineered Products Operations segment, the Company has two reportable business segments: Advanced Metals Operations and Premium Alloys Operations.

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

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals.”

On a consolidated basis, the Company’s sales were not materially dependent on a single customer or a small group of customers.

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Notes to Consolidated Financial Statements (continued)

Segment Data

(in millions)	Years Ended June 30,
	2009	2008	2007
Net Sales:
Advanced Metals Operations	$957.4	$1,390.7	$1,365.2
Premium Alloys Operations	413.2	575.7	475.7
Intersegment	(8.3)	(12.9)	(1.9)

Consolidated net sales	$1,362.3	$1,953.5	$1,839.0

Operating Income:
Advanced Metals Operations	$34.1	$188.7	$202.9
Premium Alloys Operations	76.9	144.7	120.1
Corporate costs	(37.5)	(61.8)	(33.2)
Pension earnings, interest & deferrals	(0.1)	21.7	14.5
Restructuring costs	(9.4)	—	—
Intersegment	—	0.3	0.1

Consolidated operating income	$64.0	$293.6	$304.4

Geographic Data

(in millions)	Years Ended June 30,
	2009	2008	2007
Net Sales:(a)
United States	$885.3	$1,297.7	$1,303.5
Europe	261.5	372.2	286.3
Asia Pacific	86.4	114.9	88.7
Mexico	72.0	79.8	75.7
Canada	34.2	52.7	46.6
Other	22.9	36.2	38.2

Consolidated net sales	$1,362.3	$1,953.5	$1,839.0

(a) Net sales were attributed to countries based on the location of the customer.

Long-lived assets:
(in millions)	June 30,
	2009	2008	2007
United States	$725.9	$716.8	$733.8
Europe	5.2	13.2	18.5
Asia Pacific	14.7	13.8	13.2
Mexico	1.8	1.6	3.1
Canada	0.1	0.1	0.1
Other	—	—	1.3

Consolidated long-lived assets	$747.7	$745.5	$770.0

Product Data

(in millions)	Years Ended June 30,
	2009	2008	2007
Special alloys	$694.6	$1,019.8	$902.8
Stainless steels	460.1	668.1	667.4
Titanium products	141.4	180.6	188.2
Other materials	66.2	85.0	80.6

Total net sales	$1,362.3	$1,953.5	$1,839.0

Notes to Consolidated Financial Statements (continued)

23.	Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
(in millions)	2009	2008	2007
Cost Data:
Repairs and maintenance costs	$65.3	$68.2	$61.6
Cash Flow Data:
Cash paid during the year for:
Interest payments	$21.1	$23.5	$23.3
Income tax payments, net	$33.3	$148.8	$99.8
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Conversions of preferred shares to common shares	—	—	$18.0

	June 30,
(in millions)	2009	2008	2007
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(14.4)	$5.9	$(3.9)
Pension and post-retirement benefits, net of tax	(314.8)	(138.4)	(80.8)
Net unrealized (losses) gains on derivatives, net of tax	(17.3)	(11.4)	2.4

	$(346.5)	$(143.9)	$(82.3)

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are normally influenced by seasonal factors. Historically, the first two fiscal quarters (three months ending September 30 and December 31) are typically the lowest principally because of annual plant vacation and maintenance shutdowns by Carpenter and by many of its customers. However, the timing of major changes in the general economy or the markets for certain products as we experienced during this fiscal year can alter this pattern.

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2009
Net sales	$413.7	$361.7	$330.0	$256.9

Gross profit	$73.7	$75.9	$49.2	$8.4

Operating income (loss)	$40.3	$39.7	$16.1	$(32.1)

Net income (loss)	$25.8	$29.8	$13.1	$(20.8)

Fiscal Year 2008
Net sales	$448.0	$442.8	$506.4	$556.3

Gross profit	$115.3	$116.1	$108.5	$117.3

Operating income	$82.1	$79.5	$74.7	$57.3

Income from continuing operations	$55.3	$57.2	$50.5	$37.5

Net income	$57.7	$56.1	$120.0	$43.9

Earnings per common share

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2009
Basic earnings
Net income (loss)	$0.58	$0.68	$0.30	$(0.48)

Diluted earnings
Net income (loss)	$0.58	$0.68	$0.30	$(0.48)

Fiscal Year 2008
Basic earnings
Income from continuing operations	$1.08	$1.17	$1.05	$0.81

Net income	$1.13	$1.15	$2.50	$0.95

Diluted earnings
Income from continuing operations	$1.07	$1.16	$1.05	$0.81

Net income	$1.12	$1.14	$2.49	$0.95

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding (in millions)
Fiscal 2009
Basic	44.3	43.7	43.8	43.8
Diluted	44.5	44.0	44.0	44.1
Fiscal 2008
Basic	51.4	48.7	48.0	46.1
Diluted	51.6	49.0	48.3	46.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)	Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Michael L. Shor was appointed Executive Vice President – Advanced Metals Operations & Premium Alloys Operations, effective October 21, 2008. In this position, Shor is responsible for leading Carpenter’s business and operations both domestic and abroad. Prior to this position, Shor served as Sr. Vice President - Premium Alloys Operations where he was responsible for revenue growth and operational effectiveness for Carpenter’s Reading based manufacturing operations. Prior to that, Shor served as Sr. Vice President - Engineered Products from 2004 to 2007. Previously, Shor served as Sr. Vice President, Specialty Alloys Operations of Carpenter from 2000 to 2004. In this position, he had overall responsibility for the restructuring of Carpenter’s largest division while leading it to long-term sustainable revenue and profit growth.

Mark S. Kamon was appointed Vice President – International / CPP & Dynamet, effective October 21, 2008. Mr. Kamon is responsible for Carpenter’s international, metal powder and titanium operations. Prior to assuming his current position, Mr. Kamon was Senior Vice President – Advanced Metals Operations beginning in July 2007. Prior to this position, Mr. Kamon was President of the Company’s Dynamet operations since 2000. Mr. Kamon joined Carpenter in November 2000 and has vast experience in carbon and specialty steel manufacturing, spending most of his career with Lukens Steel Company.

Oliver C. Mitchell, Jr. was appointed Vice President – General Counsel and Secretary effective September 4, 2007. Mr. Mitchell was most recently Counsel to The Margolis Law Firm, LLC of New Jersey and New York, where he advised individuals and corporations on a number of issues, including labor, employment, compliance, regulatory and litigation matters. Mr. Mitchell also worked as an Assistant General Counsel at Ford Motor Company, where he was responsible for all commercial, consumer, Superfund, dealer, employment and other non-product litigation matters.

Thomas F. Cramsey was appointed Vice President and Chief Accounting Officer in February 2008. In this position, Mr. Cramsey, a Certified Public Accountant, is responsible for oversight of all aspects of the Company’s accounting, reporting and internal control functions. Mr. Cramsey joined Carpenter in 1988 and has held various management positions within the finance area. Prior to assuming his current position, Mr. Cramsey served as the Company’s Assistant Treasurer.

T. Kathleen Hanley was appointed Senior Vice President, Organizational Effectiveness, Strategy and Corporate Staffs of Carpenter Technology Corporation in January 2007. In this position, Ms. Hanley is responsible for all of Human Resources, Strategy, Public Affairs and Information Technology. Previously, Ms. Hanley served as Quality Systems Expert for Ford Motor Company. In this position, she had responsibility for coordinating system interventions designed to restore the reputation of the Ford brand and coach top executives on improvement of cultural factors impacting current quality performance.

Name	Age	Positions	Assumed Present Position
Anne L. Stevens	60	Chairman, President and Chief Executive Officer Director	November 2006

K. Douglas Ralph	48	Senior Vice President – Finance and Chief Financial Officer	July 2007

Michael L. Shor	50	Executive Vice President – Advanced Metals Operations & Premium Alloys Operations	October 2008

Mark S. Kamon	55	Vice President – International / CPP & Dynamet	October 2008

Oliver C. Mitchell, Jr.	54	Vice President – General Counsel and Secretary	September 2007

Thomas F. Cramsey	49	Vice President and Chief Accounting Officer	February 2008

T. Kathleen Hanley	56	Senior Vice President – Organizational Effectiveness, Strategy and Corporate Staffs	January 2007

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance.”

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporate herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the caption “Audit/Finance Committee Report.”

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the caption “General Information.”

On November 12, 2008, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2009, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.	Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the caption “Security Ownership of Certain Owners.”

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	541,263	$35.36	5,272,951	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	541,263	$35.36	5,272,951	(1)

(1)

Includes 4,269,139 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock, and restricted stock units) and 1,003,812 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units.)

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal 2009 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit No.	Description

3(A)	Restated Certificate of Incorporation, dated October 26, 1998, is incorporated herein by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed on September 9, 2005.

3(B)	By-Laws, amended as of August 24, 2006, are incorporated herein by reference to Exhibit 3(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

4(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

4(B)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

4(C)	Prospectus, dated February 13, 1998, and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

4(D)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s (i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and (ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(C) to Carpenter’s Registration Statement No. 33-51613, as filed on Form S-3 on January 6, 1994.

Exhibit No.	Description

4(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

4(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 12, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

4(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

4(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(I)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(J)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

10(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation is incorporated herein by reference to Exhibit 10(A) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(B)	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

10(C)	Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended and restated as of January 1, 2005, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(D)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, amended and restated as of January 1, 2005, is incorporated herein by reference to Exhibit 10(D) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

Exhibit No.	Description

10(E)	Executive Bonus Compensation Plan, restated June 29, 2006 and further amended as of August 24, 2006 to be effective June 29, 2006 is incorporated herein by reference to Exhibit 10(A) of Carpenter’s Form 10-Q for the quarter ended September 30, 2006 filed November 3, 2006.

10(F)	Stock-Based Compensation Plan For Non-Employee Directors, as amended on July 29, 2009 is attached as an Exhibit to this Annual Report on Form 10-K.

10(G)	Officers’ and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation, amended as of August 20, 2007, is incorporated herein by reference to Exhibit 10(G) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(H)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated by reference to Exhibit 10(J) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10 (I) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(I)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: T. Kathleen Hanley, Mark S. Kamon, K. Douglas Ralph, Michael L. Shor, Anne L. Stevens and Sunil Y. Widge is incorporated herein by reference to Exhibit 10 (J) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(J)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective June 30, 2009 is attached as an Exhibit to this Annual Report on Form 10-K.

10(K)	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001 and amended as of August 20, 2007, is incorporated herein by reference to Exhibit 10(K) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(L)	Form of amended and restated Special Severance Agreement entered into between Carpenter and each of the following executive officers: T. Kathleen Hanley, Mark S. Kamon, K. Douglas Ralph, Michael L. Shor, Anne L. Stevens and Sunil Y. Widge is incorporated herein by reference to Exhibit 10(L) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(M)	Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(M) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

Exhibit No.	Description

10(N)	Benefit Equalization Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(N) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(O)	Summary of Terms of Employment Agreement of Anne L. Stevens, dated November 1, 2006, is incorporated herein by reference to Carpenter’s Current Report on Form 8-K filed November 3, 2006.

10(P)	Employment Letter Agreement of K. Douglas Ralph, dated July 6, 2007, is incorporated herein by reference to Exhibit 99.2 of Carpenter’s Current Report on Form 8-K filed July 11, 2007.

10(Q)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as restated on May 1, 1997 and amended December 31, 2002 and January 10, 2003, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10(P) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10 (O) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(R)	Five-Year Revolving Credit Agreement dated as of August 31, 2005 among Carpenter and certain of its subsidiaries as Borrowers and with Wachovia Bank, National Association, JPMorgan Chase Bank and PNC Bank as Lenders is incorporated herein by reference to Exhibit 10 (P) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(S)	Receivables Purchase Agreement and Purchase and Sale Agreement dated as of December 20, 2001 among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association are incorporated herein by reference to Exhibit 10(S) of Carpenter’s 2007 Annual Report on Form 10-K filed on August 29, 2007.

10(T)	First Amendment dated November 2, 2004 to the Purchase and Sale Agreement dated as of December 20, 2001 between Carpenter Technology Corporation and CRS Funding Corp is incorporated herein by reference to Exhibit 10(R) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(U)	First Amendment, dated March 19, 2003, to the Receivables Purchase Agreement dated as of December 20, 2001 between Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10(V) of Carpenter’s 2003 Annual Report on Form 10-K filed on September 12, 2003.

10(V)	Second, Third and Fourth Amendments to Receivables Purchase Agreement dated July 1, 2003, June 29, 2004 and November 2, 2004, respectively, among CRS Funding Corp., Carpenter Technology Corporation, Market Street Funding Corporation and PNC Bank, National Association are incorporated herein by reference to Exhibit 10 (S) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

Exhibit No.	Description

10(W)	Fifth and Sixth Amendments to Receivables Purchase Agreement dated December 15, 2006 and December 21, 2006, respectively, are incorporated by reference to Exhibit 10(V) of Carpenter’s 2007 Annual Report on Form 10-K filed on August 29, 2007.

10(X)	Release and Termination of Employment Agreement, signed October 15, 2007, between Dennis M. Oates is incorporated herein by reference to Exhibit 10 (W) of Carpenter’s Quarterly Report on Form 10-Q filed on February 1, 2008.

10(Y)	Consulting Agreement, dated December 9, 2008, by and between the Company and Dr. Sunil Y. Widge is hereby incorporated by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on February 5, 2009.

12	Computations of Ratios of Earnings to Fixed Charges (unaudited) (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

24	Powers of Attorney in favor of K. Douglas Ralph or Oliver C. Mitchell, Jr. (filed herewith)

31(A)	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith)

99	Agreement to Furnish Debt Instruments (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer

Date: August 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Anne L. Stevens Anne L. Stevens	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	August 20, 2009

/s/ K. Douglas Ralph K. Douglas Ralph	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)	August 20, 2009

/s/ Thomas F. Cramsey Thomas F. Cramsey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 20, 2009

* Carl G. Anderson, Jr.	Director	August 20, 2009

* Robert R. McMaster	Director	August 20, 2009

* Martin Inglis	Director	August 20, 2009

* Gregory A. Pratt	Director	August 20, 2009

* Peter N. Stephans	Director	August 20, 2009

* Kathryn C. Turner	Director	August 20, 2009

* Jeffrey Wadsworth	Director	August 20, 2009

* Stephen M. Ward, Jr.	Director	August 20, 2009

* Dr. Phillip M. Anderson	Director	August 20, 2009

* William A. Wulfsohn	Director	August 20, 2009

Original Powers of Attorney authorizing Oliver C. Mitchell, Jr., or K. Douglas Ralph to sign this Report on behalf of: Carl G. Anderson, Jr., Robert R. McMaster, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr., Dr. Phillip M. Anderson and William A. Wulfsohn are being filed with the Securities and Exchange Commission.

*By	/s/ Oliver C. Mitchell, Jr.
Oliver C. Mitchell, Jr.
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2009
Allowance for doubtful accounts receivable	$2.7	$1.2	$—	$(1.1)	$2.8

Deferred tax valuation allowance	$12.0	$5.9	$—	$—	$17.9

Inventory reserves	$7.8	$11.1	$—	$(2.9)	$16.0

Year ended June 30, 2008
Allowance for doubtful accounts receivable	$4.0	$1.1	$—	$(2.4)	$2.7

Deferred tax valuation allowance	$14.1	$—	$—	$(2.1)	$12.0

Inventory reserves	$8.3	$—	$—	$(0.5)	$7.8

Year ended June 30, 2007
Allowance for doubtful accounts receivable	$3.8	$0.3	$—	$(0.1)	$4.0

Deferred tax valuation allowance	$17.6	$—	$—	$(3.5)	$14.1

Inventory reserves	$9.0	$—	$—	$(0.7)	$8.3