Form 10-Q
period 2009-09-30
CARPENTER TECHNOLOGY CORP
filed 2009-11-04
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the issuer’s common stock as of October 27, 2009 was 44,040,036.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30, 2009	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$374.6	$340.1
Marketable securities	—	15.0
Accounts receivable, net	135.6	130.8
Inventories	180.3	185.4
Deferred income taxes	20.0	23.8
Other current assets	46.2	54.6

Total current assets	756.7	749.7
Property, plant and equipment, net	632.0	634.1
Goodwill	35.2	35.2
Other intangibles, net	18.5	18.7
Other assets	74.4	59.7

Total assets	$1,516.8	$1,497.4

LIABILITIES
Current liabilities
Accounts payable	$91.0	$70.2
Accrued liabilities	87.4	108.3
Current portion of long-term debt	20.0	20.0

Total current liabilities	198.4	198.5
Long-term debt, net of current portion	259.0	258.6
Accrued pension liabilities	246.1	240.4
Accrued postretirement benefits	127.4	127.7
Deferred income taxes	3.4	1.6
Other liabilities	61.2	53.6

Total liabilities	895.5	880.4

Contingencies and commitments (see Note 7)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,614,942 at September 30, 2009 and 54,614,842 shares at June 30, 2009; outstanding 44,023,689 at September 30, 2009 and 44,029,025 at June 30, 2009	273.1	273.1
Capital in excess of par value	212.2	208.9
Reinvested earnings	995.6	1,013.0
Common stock in treasury (10,591,253 shares and 10,585,817 shares at September 30, 2009 and June 30, 2009, respectively), at cost	(531.6)	(531.5)
Accumulated other comprehensive loss	(328.0)	(346.5)

Total stockholders’ equity	621.3	617.0

Total liabilities and stockholders’ equity	$1,516.8	$1,497.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,
	2009	2008

NET SALES	$233.7	$413.7
Cost of sales	214.5	340.0

Gross profit	19.2	73.7

Selling, general and administrative expenses	32.5	33.4

Operating (loss) income	(13.3)	40.3

Interest expense	(4.3)	(4.5)
Other income, net	1.5	3.9

(Loss) income before income taxes	(16.1)	39.7
Income tax (benefit) expense	(6.8)	13.9

NET (LOSS) INCOME	$(9.3)	$25.8

EARNINGS PER COMMON SHARE:

Basic	$(0.21)	$0.58

Diluted	$(0.21)	$0.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	43.9	44.3

Diluted	43.9	44.5

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2009	2008

Net (loss) income	$(9.3)	$25.8
Gain (loss) on derivative instruments, net of tax of $(8.0) and $7.7, respectively	12.8	(12.0)
Pension and post-retirement benefits, net of tax of $(2.4) and $(0.5), respectively	3.9	0.7
Foreign currency translation adjustment	1.8	(11.8)

Comprehensive income	$9.2	$2.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(9.3)	$25.8
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	14.4	12.7
Deferred income taxes	(4.8)	(0.8)
Net pension expense	15.3	5.1
Net gain on disposals of property and equipment	(0.7)	—
Changes in working capital and other:
Accounts receivable	(4.5)	71.0
Inventories	4.8	(71.6)
Other current assets	7.6	(4.9)
Accounts payable	20.8	28.0
Accrued liabilities	(3.3)	(20.2)
Other, net	(4.1)	(2.1)

Net cash provided from operating activities	36.2	43.0

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(11.3)	(35.8)
Proceeds from disposals of property and equipment	0.9	—
Net proceeds from sales of businesses	—	13.4
Proceeds from sales of marketable securities	15.0	5.3

Net cash provided from (used for) investing activities	4.6	(17.1)

FINANCING ACTIVITIES:
Dividends paid	(8.0)	(7.9)
Purchases of treasury stock	—	(46.1)
Tax benefits on share-based compensation	—	(0.1)

Net cash used for financing activities	(8.0)	(54.1)

Effect of exchange rate changes on cash and cash equivalents	1.7	(2.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34.5	(30.9)
Cash and cash equivalents at beginning of period	340.1	403.3

Cash and cash equivalents at end of period	$374.6	$372.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Recent Accounting Standards

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. The June 30, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2009. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “the Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Evaluation of Subsequent Events

The Company has evaluated the period from October 1, 2009 through November 4, 2009, the date these financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified.

Recent Accounting Standards

Accounting Standards Codification

The Accounting Standards Codification (“ASC”) has become the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only affects the way companies reference U.S. GAAP and was not intended to change existing U.S. GAAP.

Fair Value Measurements

During the three months ended September 30, 2009, the Company adopted new accounting guidance included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See fair value disclosures included in Note 9.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that is included in ASC 715, “Compensation-Retirement Benefits.” This guidance includes objectives for disclosing information about an employer’s plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial condition or results of operations.

Participating Securities & the Two-class Method of Computing Earnings Per Share

During the three months ended September 30, 2009, the Company adopted new accounting guidance included in ASC 260, “Earnings Per Share.” According to the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method. The guidance requires that all prior period earnings per share data be adjusted retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See earnings per common share disclosures in Note 2.

2. Earnings Per Common Share

During the three months ended September 30, 2009, the Company adopted the FASB’s guidance on the determination of participating securities as it relates to nonvested restricted shares and units that are considered participating securities because the awards have the right to receive non-forfeitable dividends. Accordingly, the Company calculates basic earnings per share using the two class method and retrospectively adjusted earnings per share data to conform to the current presentation. Under the two class method, earnings are allocated to common stock and participating securities according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock is divided by the weighted average number of shares for the period in each class. Because the participating securities have no obligation to share in net losses, losses are not allocated to the participating securities in this calculation.

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2009	2008
Net (loss) income	$(9.3)	$25.8
Less: earnings and dividends allocated to participating securities	(0.1)	(0.1)

(Loss) earnings available for common shareholders	$(9.4)	$25.7

Weighted average number of common shares outstanding for basic earnings per common share	43.9	44.3
Effect of shares issuable under share based compensation plans	—	0.2

Weighted average number of common shares outstanding for diluted earnings per common share	43.9	44.5

Basic earnings per common share	$(0.21)	$0.58

Diluted earnings per common share	$(0.21)	$0.58

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended September 30, 2009, options to purchase 0.9 million shares of common stock and 0.5 million restricted stock unit awards were excluded from the calculation of diluted earnings per common share because their effects were anti-dilutive. For the three months ended September 30, 2008, options to purchase 0.3 million shares of common stock were excluded from the calculation of the diluted earnings because their effects were anti-dilutive.

3. Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of September 30, 2009 and June 30, 2009. The following is a summary of marketable securities, all of which were classified as available-for-sale as of September 30, 2009 and June 30, 2009:

September 30, 2009 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Non-current
Municipal auction rate securities	$6.3	—	$6.3

June 30, 2009 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Certificate of deposit	$15.0	—	$15.0

Non-current
Municipal auction rate securities	$6.3	—	$6.3

For the three months ended September 30, 2009 and 2008, proceeds from sales of marketable securities were $15.0 million and $5.3 million, respectively.

Municipal Auction Rate Securities

As of September 30, 2009 and June 30, 2009, the Company’s marketable securities included municipal auction rate securities with a par value of $6.3 million. The municipal auction rate securities have historically traded at par and are callable at par at the option of the issuer. As a result of a frozen auction market, the interest rates on the securities have been reset at a premium rate. In addition, as a result of frozen auction markets, the Company does not have access to the funds invested in these securities until the securities can be liquidated upon: a successful future auction of these securities, a refinancing or redemption of the securities by the issuers or finding a buyer in a secondary market. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the securities before recovering their costs. Since the timing of the recovery of the auction process or redemption by the issuer cannot be reasonably estimated, the securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Inventories

Inventories consisted of the following components as of September 30, 2009 and June 30, 2009:

(in millions)	September 30, 2009	June 30, 2009
Raw materials and supplies	$30.3	$29.5
Work in process	91.9	90.8
Finished and purchased products	58.1	65.1

Total inventory	$180.3	$185.4

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the last-in, first-out (“LIFO”) method.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2009 and June 30, 2009:

(in millions)	September 30, 2009	June 30, 2009
Employee benefits	$28.4	$28.3
Compensation	17.2	19.5
Legal	13.9	14.1
Interest	5.8	4.4
Derivative financial instruments	4.5	22.1
Deferred revenue	3.1	4.1
Taxes, other than income	1.9	1.6
Environmental costs	1.0	1.0
Professional services	0.3	0.3
Other	11.3	12.9

Total accrued liabilities	$87.4	$108.3

6. Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months ended September 30, 2009 and 2008 were as follows:

Three months ended September 30, (in millions)	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Service cost	$5.2	$4.4	$0.6	$0.6
Interest cost	12.5	12.5	3.0	3.0
Expected return on plan assets	(11.2)	(15.1)	(1.1)	(1.6)
Amortization of net loss	6.8	2.4	1.3	0.6
Amortization of prior service cost (benefit)	0.2	0.3	(2.0)	(2.0)

Net pension expense	$13.5	$4.5	$1.8	$0.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Contingencies

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2009, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities were $6.9 million, both at September 30, 2009 and June 30, 2009.

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company has appealed the Court’s decision. In accordance with the Court’s judgment, the Company has recorded a liability of $21.5 million as of both September 30, 2009 and June 30, 2009.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation and engaged a new licensed U.S. customs broker. The Company has cooperated fully with U.S. Customs’ investigation of this matter. As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation which must be compiled and reviewed.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts the Company believes that the reserve recorded of $2.7 million as of September 30, 2009 is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of September 30, 2009.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and the Company is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total ultimate liability will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters, or that any future lawsuits, claims, proceedings or investigations, will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

8. Share Repurchase Program

During the three months ended September 30, 2008, the Company purchased 1,218,900 shares of its common stock on the open market for $46.1 million to complete the previously authorized $250.0 million share repurchase program. With the completion of the repurchase program, the Company did not purchase any shares in the quarter ended September 30, 2009.

9. Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value. Level 1 refers to quoted prices in active markets for identical assets or liabilities. Level 2 refers to observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3 refers to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

September 30, 2009 (in millions)	Fair Value Measurements Using Input Type		Total
	Level 1	Level 2
Assets:
Municipal auction rate securities	$—	$6.3	$6.3
Derivative financial instruments	—	3.1	3.1

Total assets	$—	$9.4	$9.4

Liabilities:
Derivative financial instruments	$—	$(7.6)	$(7.6)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2009 (in millions)	Fair Value Measurements Using Input Type		Total
	Level 1	Level 2
Assets:
Certificate of deposit	$15.0	$—	$15.0
Municipal auction rate securities	—	6.3	6.3
Derivative financial instruments	—	2.6	2.6

Total assets	$15.0	$8.9	$23.9

Liabilities
Derivative financial instruments	$—	$(32.5)	$(32.5)

The Company’s use of derivatives and hedging policies are more fully discussed in Note 11.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items.

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

(in millions)	September 30, 2009		June 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Company-owned life insurance	$9.2	$9.2	$8.1	$8.1
Long-term debt	$279.0	$283.2	$278.6	$272.5

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of September 30, 2009 and June 30, 2009 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

10. Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended September 30,
(in millions)	2009	2008

Interest income	$0.3	$2.3
Foreign exchange gain	—	1.9
Other income (expense)	1.2	(0.3)

Total other income, net	$1.5	$3.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Derivatives and Hedging Activities

The Company uses commodity swaps and forwards, interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments had on the Company’s financial position, results of operations, and cash flows.

Cash Flow Hedging – Commodity swaps and forward contracts: The Company enters into commodity swaps and forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity swaps and forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to costs of sales in the period during which the hedged transaction affects earnings.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of September 30, 2009 and June 30, 2009, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts was not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of September 30, 2009 and June 30, 2009, the total notional amount of floating interest rate contracts was $65.0 million and $45.0 million, respectively. For the three months ended September 30, 2009 and 2008, net gains of $0.6 million and $0.1 million were recorded as a reduction to interest expense, respectively. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2009 and June 30, 2009:

September 30, 2009 (in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.4	$—	$0.4
Other assets	3.1	—	—	3.1
Other current liabilities	—	—	5.3	5.3
Other liabilities	—	—	4.7	4.7

Total asset derivatives	$3.1	$0.4	$10.0	$13.5

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$(0.4)	$—	$(0.4)
Other current liabilities	—	—	(9.8)	(9.8)
Other liabilities	—	—	(7.8)	(7.8)

Total liability derivatives	$—	$(0.4)	$(17.6)	$(18.0)

June 30, 2009 (in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.8	$—	$0.8
Other assets	2.4	—	—	2.4

Total asset derivatives	$2.4	$0.8	$—	$3.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$(0.6)	$—	$(0.6)
Other current liabilities	—	—	(22.1)	(22.1)
Other liabilities	—	—	(10.4)	(10.4)

Total liability derivatives	$—	$(0.6)	$(32.5)	$(33.1)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three months ended September 30, 2009 and 2008:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
(in millions)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship:	2009	2008
Commodity contracts	$21.1	$(23.1)
Foreign exchange contracts	(0.3)	3.3

Total	$20.8	$(19.8)

(in millions)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship:		2009	2008
Commodity contracts	Cost of sales	$(6.0)	$(12.7)
Foreign exchange contracts	Net sales	0.2	(0.2)

Total		$(5.8)	$(12.9)

The Company estimates that $4.3 million of net derivative losses included in OCI as of September 30, 2009 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended September 30, 2009. Ineffectiveness was not material during the three months ended September 30, 2009 and 2008.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of September 30, 2009 and June 30, 2009 the Company had no cash collateral held by counterparties.

The Company is exposed to credit loss in the event of nonperformance by counterparties on its derivative instruments as well as credit or performance risk with respect to its customer commitments to perform. Although nonperformance is possible, the Company does not anticipate nonperformance by any of the parties. In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Income Taxes

Generally, income taxes for interim periods are calculated by applying an estimated annual effective tax rate to interim period ordinary income (pre-tax income excluding unusual or infrequently occurring discrete items). The annual effective tax rate applied is derived, in part, based on expected annual pre-tax income. Estimating a reliable annual effective tax rate for the Company has become increasingly difficult given current and expected operating levels during the current fiscal year. Even small changes in forecasted results can result in significant changes in the Company’s annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a reliable estimate, the Company believes that the actual year to date effective tax rate is the best estimate of the annual effective tax rate. As a result, the income tax expense for the three months ended September 30, 2009 has been computed based on the first three months of fiscal year 2010 as a discrete period. During the three months ended September 30, 2009, we recognized a tax benefit of ($6.8) million.

For the three months ended September 30, 2009, the Company’s unrecognized tax benefits increased $0.9 million as a result of tax positions taken during a prior period. Interest and penalties are recognized as a component of income tax expense. During the three months ended September 30, 2009 and 2008 the Company recognized in income tax expense, $0.3 million and $0.2 million of interest and penalties, respectively. As of September 30, 2009 and June 30, 2009, the amount of interest and penalties accrued was $2.6 million and $2.3 million, respectively

13. Business Segments

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As a result of the completion of a recent customer consolidation, on a consolidated basis, a single customer accounted for 11 percent and 9 percent of the Company’s net sales for the three months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
(in millions)	2009	2008
Net sales:
Advanced Metals Operations	$175.3	$295.2
Premium Alloys Operations	59.3	121.2
Intersegment	(0.9)	(2.7)

Consolidated net sales	$233.7	$413.7

Operating (loss) income:
Advanced Metals Operations	$(2.6)	$19.2
Premium Alloys Operations	7.9	28.9
Corporate costs	(9.0)	(7.8)
Pension earnings, interest & deferrals	(9.5)	—
Intersegment	(0.1)	—

Consolidated operating (loss) income	$(13.3)	$40.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Carpenter is engaged in the manufacturing, fabrication, and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate a worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico, Asia and Europe, allow us to work more closely with customers and to offer various just-in-time stocking programs. As a result, we often serve as a technical partner in customizing specialty metals or in developing new ones.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month period ended September 30, 2009 and the comparable period of fiscal year 2009, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense below includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $0.21 per diluted share versus $0.06 per diluted share in the same quarter last year. The following is a summary of the classification of net pension expense included in our statements of operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in millions)	2009	2008
Cost of sales	$11.2	$3.0
Selling, general and administrative expenses	4.1	2.1

Total pension expense	$15.3	$5.1

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event were to occur. A significant increase in net pension expense during fiscal year 2010 is expected due to the decline in the market value of the assets held by the plans as of June 30, 2009. We currently expect that the total net pension expense for fiscal year 2010 will be $61.1 million as compared with $25.0 million in fiscal year 2009.

Operating Performance Overview

For the quarter ended September 30, 2009, we reported a loss of $(9.3) million or $(0.21) per diluted share, compared with income for the same period a year earlier of $25.8 million or $0.58 per diluted share. We believe that our revenue level has bottomed this quarter and will likely improve quarter-to-quarter over the balance of the year. While we predict the pace of the economic recovery will vary considerably among markets, we are seeing balanced inventories in certain segments of our business including aerospace engines, power generation and automotive.

We continue to take appropriate actions to reduce costs in all areas, improve our manufacturing efficiencies and respond to recovery within all of our markets. We will also continue our investment in key emerging markets, research and development and new market initiatives to drive long-term growth and value creation.

Results of Operations – Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Net Sales

Net sales for the three months ended September 30, 2009 were $233.7 million, which was a 44 percent decrease over the same period a year ago. Adjusted for surcharge revenue, sales decreased 38 percent. Overall, pounds shipped were 30 percent lower than the first quarter a year ago.

Geographically, sales outside the United States decreased 53 percent from the same period a year ago to $71.9 million. The reduction reflects declines in energy, aerospace and automotive demand, especially in Europe. International sales represented 31 percent of total sales for the quarter ended September 30, 2009 compared to 37 percent for the quarter ended September 30, 2008.

Sales by End-Use Markets

Our sales are to customers across diversified end-use markets. During the current quarter, we changed the manner in which sales are classified by end-use market so that we could better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the prior year’s quarter sales by end-use market balances to conform to the current year presentation. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended September 30,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008
Aerospace	$102.9	$157.6	$(54.7)	(35)%
Industrial	50.4	99.8	(49.4)	(49)
Energy	12.1	53.4	(41.3)	(77)
Medical	25.5	29.2	(3.7)	(13)
Consumer	23.4	36.0	(12.6)	(35)
Automotive	19.4	37.7	(18.3)	(49)

Total net sales	$233.7	$413.7	$(180.0)	(44)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Three Months Ended September 30,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008
Aerospace	$81.1	$115.5	$(34.4)	(30)%
Industrial	42.2	67.5	(25.3)	(37)
Energy	9.3	44.0	(34.7)	(79)
Medical	20.9	23.3	(2.4)	(10)
Consumer	18.4	24.4	(6.0)	(25)
Automotive	16.0	27.2	(11.2)	(41)

Total net sales excluding surcharge revenues	$187.9	$301.9	$(114.0)	(38)%

Sales to the aerospace market decreased 35 percent from the first quarter a year ago to $102.9 million. Excluding surcharge revenue, sales decreased 30 percent from the first quarter a year ago on 22 percent lower shipment volume. The sales decline reflects the lower airplane build levels, reductions of inventory in the supply chain and a less favorable mix of products. Supply chain inventory for jet engine materials appears to be in better balance, and we anticipate that it will result in order activity more closely tied to usage. Fastener demand continues to be soft with excess inventory remaining at manufacturers and distributors and a longer lead time to builds.

Industrial market sales decreased 49 percent from the first quarter a year ago to $50.4 million. Adjusted for surcharge revenue, sales decreased approximately 37 percent as a result of a 27 percent decrease in shipment volume. The decline in sales and volumes reflects continuing weak manufacturing demand and the impacts of lower pricing.

Sales to the energy market of $12.1 million reflected a 77 percent decrease from the first quarter a year ago. Excluding surcharge revenue, sales decreased 79 percent from a year ago on lower shipment volume of 81 percent. Excess inventories in the supply chain continue to exacerbate an already weak demand for materials in oil and gas exploration. Inventory levels serving the power generation market have become more stable, which we anticipate should result in increased demand for our products.

Sales to the medical market decreased 13 percent to $25.5 million from a year ago. Adjusted for surcharge revenue, sales decreased 10 percent, while shipment volumes increased 15 percent. Shipment volume increases reflect higher demand for materials used for implant procedures and our improved position in medical instrument applications, while the revenue decline is attributable to lower shipment volume and material costs of titanium and a less favorable mix of products.

Sales to the consumer market decreased 35 percent to $23.4 million from a year ago. Adjusted for surcharge revenue, sales decreased 25 percent with shipment volume lower by 16 percent. The decline reflects lower sales primarily in the housing and electronics segments.

Automotive market sales decreased 49 percent from the first quarter a year ago to $19.4 million. Excluding surcharge revenue, sales decreased 41 percent on 21 percent lower shipment volume. As expected, domestic auto production increased in the first fiscal quarter due to the impact of incentive programs and a new model year. Supply chain inventory has been significantly reduced, which we anticipate should lead to more demand pull-through for materials.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended September 30,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008

Special alloys	$120.8	$205.2	$(84.4)	(41)%
Stainless steels	74.0	144.9	(70.9)	(49)
Titanium products	26.8	41.8	(15.0)	(36)
Other materials	12.1	21.8	(9.7)	(45)

Total net sales	$233.7	$413.7	$(180.0)	(44)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Three Months Ended September 30,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008

Special alloys	$88.2	$137.7	$(49.5)	(36)%
Stainless steels	61.0	101.3	(40.3)	(40)
Titanium products	26.8	41.8	(15.0)	(36)
Other materials	11.9	21.1	(9.2)	(44)

Total net sales excluding surcharge revenues	$187.9	$301.9	$(114.0)	(38)%

Sales of special alloys products decreased 41 percent from a year ago to $120.8 million. Adjusted for surcharge revenue, sales decreased 36 percent on a 27 percent decrease in shipment volume. The sales decrease principally reflects the decline in demand in the aerospace and energy markets.

Sales of stainless steels decreased 49 percent from a year ago to $74.0 million. Excluding surcharge revenue, sales decreased 40 percent on 32 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 36 percent from a year ago to $26.8 million on 27 percent lower volume. The results reflect the impact of significantly lower titanium prices, together with decreased demand for titanium products used in the aerospace end-use market, which was only partially offset by a marginal increase in demand in the medical market.

Gross Profit

Our gross profit in the first quarter decreased 74 percent to $19.2 million, or 8.2 percent of net sales (10.2 percent of net sales excluding surcharges), as compared with $73.7 million, or 17.8 percent of net sales (24.4 percent of net sales excluding surcharges), in the same quarter a year ago. The lower gross profit was primarily due to reduced demand levels and correspondingly higher volume-related costs. The margin was also adversely affected by a less favorable mix of products, including lower demand for premium alloys for energy and aerospace applications, and the portion of higher net pension expense included in costs of sales.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative three-month periods:

	Three Months Ended September 30,
(in millions)	2009	2008

Net sales	$233.7	$413.7
Less: surcharge revenues	45.8	111.8

Net sales excluding surcharges	$187.9	$301.9

Gross profit	19.2	73.7

Gross margin	8.2%	17.8%

Gross margin excluding dilutive effect of surcharges	10.2%	24.4%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted gross margin by 160 basis points, when comparing gross margin for the recent quarter with the prior year’s quarter. We estimate that the lag effect of the surcharge mechanism negatively impacted gross margin by approximately 120 basis points during the quarter ended September 30, 2009, compared to a negative impact on gross margin of approximately 10 basis points during the prior year’s quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $32.5 million were 13.9 percent of net sales (17.3 percent of net sales excluding surcharges) as compared with $33.4 million or 8.1 percent of net sales (11.1 percent of net sales excluding surcharges) in the same quarter a year ago. Excluding the impact of changes in net pension expense discussed above, expenses improved by 10 percent over last year’s first quarter. The improvement reflects the actions we have taken to reduce headcount and spending across the business beginning last fiscal year.

Interest Expense

Interest expense for the quarter was $4.3 million, as compared with $4.5 million in the same quarter in the prior year. The decrease in interest expense is attributable to reductions in our outstanding debt, partially offset by lower capitalized interest costs associated with several large construction projects, during the recently-ended quarter versus the prior year’s quarter.

Other Income, Net

Other income for the recent quarter was $1.5 million as compared with $3.9 million in the first quarter a year ago. The reduction primarily reflects lower interest income as cash investment rates have significantly declined since the prior year, especially in the conservative sectors in which we currently invest our excess cash.

Income Taxes

Income taxes in the recent first quarter was a benefit of ($6.8) million, or 42.2 percent of pre-tax loss versus $13.9 million of expense, or 35.0 percent of pre-tax income, in the same quarter a year ago. The increase in the effective tax rate for the three months ended September 30, 2009 was primarily due to the greater impact that our permanent differences had on our effective tax rate as a result of lower pre-tax income in the current quarter versus the same quarter a year ago.

Business Segment Results

We have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2009	2008

Advanced Metals Operations	$175.3	$295.2	$(119.9)	(41)%
Premium Alloys Operations	59.3	121.2	(61.9)	(51)
Intersegment	(0.9)	(2.7)	1.8	67

Total net sales	$233.7	$413.7	$(180.0)	(44)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended September 30,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2009	2008

Advanced Metals Operations	$145.7	$216.4	$(70.7)	(33)%
Premium Alloys Operations	43.1	88.2	(45.1)	(51)
Intersegment	(0.9)	(2.7)	1.8	67

Total net sales excluding surcharge revenues	$187.9	$301.9	$(114.0)	(38)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the quarter ended September 30, 2009 for the AMO segment decreased 41 percent to $175.3 million, as compared with $295.2 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 33 percent on 24 percent lower shipment volume from a year ago. Both the sales and shipment volume decrease reflect lower demand in the automotive, industrial and consumer markets.

Operating (loss) income for the AMO segment was $(2.6) million or 1.5 percent of net sales (1.8 percent of net sales excluding surcharge revenues) in the recent quarter, as compared with $19.2 million or 6.5 percent of net sales (8.9 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income reflects lower shipment volume and a weaker product mix.

Premium Alloys Operations (“PAO”) Segment

Net sales for the quarter ended September 30, 2009 for the PAO segment decreased 51 percent to $59.3 million, as compared with $121.2 million in the same quarter a year ago. Excluding surcharge revenues, net sales decreased 51 percent on 50 percent lower shipment volume from a year ago. Both the sales and shipment volume decreases were due to lower demand, particularly in our aerospace and energy markets.

Operating income for the PAO segment was $7.9 million or 13.3 percent of net sales (18.3 percent of net sales excluding surcharge revenues) in the recent quarter, compared with $28.9 million or 23.8 percent of net sales (32.8 percent of net sales excluding surcharge revenues) in the same quarter a year ago. The decrease in operating income principally reflects lower shipment volume and the negative impacts from the less favorable mix of products shipped during the recently-ended quarter compared to the same period a year ago.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $375 million as of September 30, 2009, together with cash generated from operations and available borrowing capacity of approximately $188 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $20.0 million and other obligations for the foreseeable future. We are currently engaged in negotiations to renew our credit facilities. We continue to closely monitor our accounts receivable and other financial exposures.

During the three months ended September 30, 2009, our free cash flow, as defined under “Non-GAAP Financial Measures” below, was $17.8 million as compared to $12.7 million for the same period a year ago. The positive cash flow result in the recent first quarter would have been essentially flat on an operating basis without the receipt of a tax refund from prior year overpayments.

Capital expenditures for plant, equipment and software were $11.3 million for the three months ended September 30, 2009 as compared with $35.8 million for the same period a year ago. We expect to finish the fiscal year with about $50 million of capital expenditures.

Dividends during the three months ended September 30, 2009 were $8.0 million as compared with $7.9 million in the same period last year and were based on quarterly amounts of $0.18 per share of common stock for dividends paid in each of the three month periods ended September 30, 2009 and 2008.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

	Three Months Ended September 30,
(in millions)	2009	2008

Pension plans expense	$13.5	$4.5
Other postretirement benefit plans expense	1.8	0.6

	15.3	5.1
Income tax benefit	(6.1)	(2.2)

Net pension expense	$9.2	$2.9

Weighted average diluted common shares	43.9	44.5

Net pension expense per diluted share	$0.21	$0.06

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period.

Net Sales Excluding Surcharges

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed above. See the discussion of gross profit above for a reconciliation of net sales excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
(in millions)	2009	2008

Net cash provided from operating activities	$36.2	$43.0
Purchases of property, equipment and software	(11.3)	(35.8)
Proceeds from disposals of property and equipment	0.9	—
Net proceeds from sales of businesses	—	13.4
Dividends paid	(8.0)	(7.9)

Free cash flow	$17.8	$12.7

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2009, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $6.9 million, both at September 30, 2009 and June 30, 2009.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We have appealed the Court’s decision. In accordance with the Court’s judgment, we recorded a liability of $21.5 million as of September 30, 2009 and June 30, 2009.

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

We received notice from U.S. Customs that we were under investigation related to claims previously filed by the customs broker on our behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. We initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation and we also engaged a new licensed U.S. customs broker. We have cooperated fully with U.S. Customs’ investigation of this matter. As of the date of this filing, our internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed.

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the net remaining reserve recorded as of September 30, 2009 of $2.7 million is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of September 30, 2009.

Other

We are defending various routine claims and legal actions that are incidental to our business, and we are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total ultimate liability will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters, or that any future lawsuits, claims, proceedings or investigations, will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Critical Accounting Policies and Estimates

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the last-in, first-out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold. For example, during the recently –ended first quarter, the effect of the increase in raw material costs on our LIFO inventory valuation method resulted in an increase of cost of sales of $0.1 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based upon discounted cash flow analysis and the use of market multiples. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Our business has been adversely affected by the downturn in global economic conditions. Changes in anticipated discounted cash flows and comparable market multiples could have significant impact on whether or not goodwill is impaired and the amount of impairment.

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

Management determines whether a tax position should be recognized in the financial statements by evaluating whether it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. For those tax positions that management determines should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties on estimated liabilities for uncertain tax positions are recorded as components of the provision for income taxes.

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive loss component of stockholders’ equity. The unrealized gains or losses are reclassified to the income statement when the hedged transaction affects earnings. We have used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of operations. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of operations. If the anticipated future transactions were no longer expected to occur, unrealized gains and losses on the related hedges would be reclassified to the consolidated statement of operations. We also use foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Basis of Presentation and Recent Accounting Standards, of Notes to Consolidated Financial Statements included in Item 1, “Financial Statements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2009. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania and for which there may be limited alternatives if there are significant equipment failures or catastrophic events; and (14) our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 11 to the consolidated financial statements included in Item 1, “Financial Statements and Supplementary Data”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. As of September 30, 2009, we had approximately $7.2 million of deferred net losses related to commodity forward contracts, which includes approximately $7.8 million of deferred net losses related to commodity forward contracts entered into to support sales under firm price sales arrangements to two customers. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. These customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

Our pension plan assets are invested in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to invest approximately 60 percent of plan assets in U.S. and international equities and 40 percent of plan assets in fixed income securities.

The status of our financial instruments as of September 30, 2009 is provided in Note 9 to the consolidated financial statements included in Item 1, “Financial Statements and Supplementary Data.” Assuming on September 30, 2009, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.	Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2009. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome, including the Boarhead Farms matter discussed above under Part I of this report. We are not aware of any material proceedings to which any of our directors, officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of those persons, is a party adverse to us or has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, (3) includes a governmental authority as a party or (4) involves potential monetary sanctions in excess of $100,000.

Item 1A.	Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our annual report on Form 10-K adequately disclose the material risks that we face.

Item 6.	Exhibits

Exhibit No.	Description

31 (A)	Certification of Interim Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: November 4, 2009	/S/ K. DOUGLAS RALPH
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer