Form 10-Q
period 2009-12-31
CARPENTER TECHNOLOGY CORP
filed 2010-02-03
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares outstanding of the issuer’s common stock as of January 26, 2010 was 43,976,458

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3, and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31, 2009	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$327.5	$340.1
Marketable securities	51.5	15.0
Accounts receivable, net	130.0	130.8
Inventories	187.5	185.4
Deferred income taxes	20.8	23.8
Other current assets	35.4	54.6

Total current assets	752.7	749.7
Property, plant and equipment, net	624.3	634.1
Goodwill	35.2	35.2
Other intangibles, net	18.2	18.7
Other assets	77.9	59.7

Total assets	$1,508.3	$1,497.4

LIABILITIES
Current liabilities
Accounts payable	$82.1	$70.2
Accrued liabilities	86.0	108.3
Current portion of long-term debt	20.0	20.0

Total current liabilities	188.1	198.5
Long-term debt, net of current portion	258.5	258.6
Accrued pension liabilities	251.8	240.4
Accrued postretirement benefits	127.3	127.7
Deferred income taxes	5.2	1.6
Other liabilities	50.6	53.6

Total liabilities	881.5	880.4

Contingencies and commitments (see Note 8)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,638,942 at December 31, 2009 and 54,614,842 shares at June 30, 2009; outstanding 43,976,458 at December 31, 2009 and 44,029,025 at June 30, 2009	273.2	273.1
Capital in excess of par value	218.5	208.9
Reinvested earnings	991.1	1,013.0
Common stock in treasury (10,662,484 shares and 10,585,817 shares at December 31, 2009 and June 30, 2009, respectively), at cost	(534.7)	(531.5)
Accumulated other comprehensive loss	(321.3)	(346.5)

Total stockholders’ equity	626.8	617.0

Total liabilities and stockholders’ equity	$1,508.3	$1,497.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
NET SALES	$263.8	$361.8	$497.5	$775.4
Cost of sales	228.2	285.9	442.7	625.9

Gross profit	35.6	75.9	54.8	149.5

Selling, general and administrative expenses	33.6	36.2	66.1	69.5

Operating income (loss)	2.0	39.7	(11.3)	80.0

Interest expense	(4.5)	(3.8)	(8.8)	(8.2)
Other income, net	6.7	6.5	8.2	10.3

Income (loss) before income taxes	4.2	42.4	(11.9)	82.1
Income tax expense (benefit)	0.7	12.6	(6.0)	26.5

NET INCOME (LOSS)	$3.5	$29.8	$(5.9)	$55.6

EARNINGS PER COMMON SHARE:

Basic	$0.08	$0.68	$(0.14)	$1.26

Diluted	$0.08	$0.68	$(0.14)	$1.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	44.0	43.7	43.9	44.0

Diluted	44.2	44.0	43.9	44.3

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net income (loss)	$3.5	$29.8	$(5.9)	$55.6
Gain (loss) on derivative instruments, net of tax of ($1.8), $14.1, ($9.8) and $21.8, respectively	2.9	(22.1)	15.8	(34.1)
Pension and post-retirement benefits, net of tax of ($2.4), ($0.5), ($4.8) and ($1.0), respectively	4.0	0.7	7.8	1.4
Foreign currency translation adjustment	(0.2)	(11.2)	1.6	(23.0)

Comprehensive income (loss)	$10.2	$(2.8)	$19.3	$(0.1)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(5.9)	$55.6
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	29.2	25.3
Deferred income taxes	(9.0)	(1.6)
Net pension expense	30.5	10.2
Net (gain) loss on disposals of property and equipment	(0.7)	0.7
Changes in working capital and other:
Accounts receivable	1.3	104.4
Inventories	(1.8)	(123.3)
Other current assets	19.3	(10.9)
Accounts payable	11.8	(30.6)
Accrued liabilities	(3.4)	(30.8)
Other, net	(12.4)	(1.1)

Net cash provided from (used for) operating activities	58.9	(2.1)

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(19.1)	(67.7)
Proceeds from disposals of property and equipment	0.9	—
Net proceeds from sales of businesses	—	13.4
Purchases of marketable securities	(51.5)	(29.5)
Proceeds from sales of marketable securities	15.0	10.3

Net cash used for investing activities	(54.7)	(73.5)

FINANCING ACTIVITIES:
Dividends paid	(16.0)	(15.7)
Payments of debt issue costs	(2.0)	—
Purchases of treasury stock	—	(46.1)
Proceeds from common stock options exercised	0.2	—
Tax benefits on share-based compensation	0.1	(0.1)

Net cash used for financing activities	(17.7)	(61.9)

Effect of exchange rate changes on cash and cash equivalents	0.9	1.4

DECREASE IN CASH AND CASH EQUIVALENTS	(12.6)	(136.1)
Cash and cash equivalents at beginning of period	340.1	403.3

Cash and cash equivalents at end of period	$327.5	$267.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Recent Accounting Standards

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. The June 30, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2009. Operating results for the three months and six months ended December 31, 2009 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “the Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

Evaluation of Subsequent Events

The Company has evaluated the period from January 1, 2010 through February 3, 2010, the date these financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified.

Recent Accounting Standards

Accounting Standards Codification

The Accounting Standards Codification (“ASC”) has become the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only affects the way companies reference U.S. GAAP and was not intended to change existing U.S. GAAP.

Fair Value Measurements

During the quarter ended September 30, 2009, the Company adopted new accounting guidance included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See fair value disclosures included in Note 9.

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

Participating Securities & the Two-class Method of Computing Earnings Per Share

During the quarter ended September 30, 2009, the Company adopted new accounting guidance included in ASC 260, “Earnings Per Share.” According to the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method. The guidance requires that all prior period earnings per share data be adjusted retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See earnings per common share disclosures in Note 2.

2. Earnings Per Common Share

Beginning in the quarter ended September 30, 2009, the Company adopted the FASB’s guidance on the determination of participating securities as it relates to nonvested restricted shares and units that are considered participating securities because the awards have the right to receive non-forfeitable dividends. Accordingly, the Company calculates basic earnings per share using the two class method and retrospectively adjusted earnings per share data to conform to the current presentation. Under the two class method, earnings are allocated to common stock and participating securities according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock is divided by the weighted average number of shares for the period in each class. Because the participating securities have no obligation to share in net losses, losses are not allocated to the participating securities in this calculation.

The calculations of basic and diluted earnings per common share for the three months and six months ended December 31, 2009 and 2008 were as follows:

(in millions, except per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income (loss)	$3.5	$29.8	$(5.9)	$55.6
Less: earnings and dividends allocated to participating securities	(0.1)	(0.1)	(0.1)	(0.2)

Earnings (loss) available for common shareholders	$3.4	$29.7	$(6.0)	$55.4

Weighted average number of common shares outstanding for basic earnings per common share	44.0	43.7	43.9	44.0
Effect of shares issuable under share based compensation plans	0.2	0.3	—	0.3

Weighted average number of common shares outstanding for diluted earnings per common share	44.2	44.0	43.9	44.3

Basic earnings per common share	$0.08	$0.68	$(0.14)	$1.26

Diluted earnings per common share	$0.08	$0.68	$(0.14)	$1.26

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months and six months ended December 31, 2009, options to purchase 0.9 million shares of common stock were excluded from the calculation of diluted earnings per common share because their effects were anti-dilutive. For the three months and six months ended December 31, 2009, 0.4 million and 0.5 million restricted share awards, respectively, were excluded from the calculation of diluted earnings per common share because their effects were anti-dilutive. For both the three months and six months ended December 31, 2008, options to purchase 0.4 million shares of common stock were excluded from the calculation of the diluted earnings per common share because their effects were anti-dilutive.

3. Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of December 31, 2009 and June 30, 2009. The following is a summary of marketable securities, all of which were classified as available-for-sale as of December 31, 2009 and June 30, 2009:

December 31, 2009 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Certificates of deposit	$30.0	—	$30.0
Corporate bonds	10.9	—	10.9
Government agency bonds	9.6	—	9.6
Commercial paper	1.0	—	1.0

	$51.5	—	$51.5

Non-current
Municipal auction rate securities	$6.3	—	$6.3

June 30, 2009 (in millions)	Cost	Unrealized Gains	Estimated Fair Value
Current
Certificate of deposit	$15.0	—	$15.0

Non-current
Municipal auction rate securities	$6.3	—	$6.3

For the six months ended December 31, 2009 and 2008, proceeds from sales of marketable securities were $15.0 million and $10.3 million, respectively.

Municipal Auction Rate Securities

As of December 31, 2009 and June 30, 2009, the Company’s marketable securities included municipal auction rate securities with a par value of $6.3 million. The municipal auction rate securities have historically traded at par and are callable at par at the option of the issuer. As a result of a frozen auction market, the interest rates on the securities have been reset at a premium rate. In addition, as a result of frozen auction markets, the Company does not have access to the funds invested in these securities until the securities can be liquidated upon: a successful future auction of these securities, a refinancing or redemption of the securities by the issuers or finding a buyer in a secondary market. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the securities before recovering their costs. Since the timing of the recovery of the auction process or redemption by the issuer cannot be reasonably estimated, the securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Inventories

Inventories consisted of the following components as of December 31, 2009 and June 30, 2009:

(in millions)	December 31, 2009	June 30, 2009
Raw materials and supplies	$28.1	$29.5
Work in process	97.6	90.8
Finished and purchased products	61.8	65.1

Total inventory	$187.5	$185.4

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the last-in, first-out (“LIFO”) method.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2009 and June 30, 2009:

(in millions)	December 31, 2009	June 30, 2009
Employee benefits	$28.2	$28.3
Compensation	19.0	19.5
Legal	13.9	14.1
Interest	4.7	4.4
Deferred revenue	4.1	4.1
Derivative financial instruments	2.8	22.1
Other	13.3	15.8

Total accrued liabilities	$86.0	$108.3

6. Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and six months ended December 31, 2009 and 2008 were as follows:

Three Months Ended December 31, (in millions)	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Service cost	$5.2	$4.3	$0.6	$0.6
Interest cost	12.5	12.5	3.0	3.0
Expected return on plan assets	(11.2)	(15.1)	(1.2)	(1.5)
Amortization of net loss	6.8	2.4	1.3	0.6
Amortization of prior service cost (benefit)	0.2	0.3	(2.0)	(2.0)

Net pension expense	$13.5	$4.4	$1.7	$0.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Six Months Ended December 31, (in millions)	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Service cost	$10.4	$8.7	$1.2	$1.2
Interest cost	25.0	25.0	6.0	6.0
Expected return on plan assets	(22.4)	(30.2)	(2.3)	(3.1)
Amortization of net loss	13.6	4.8	2.6	1.2
Amortization of prior service cost (benefit)	0.4	0.6	(4.0)	(4.0)

Net pension expense	$27.0	$8.9	$3.5	$1.3

7. Revolving Credit Agreement

On November 24, 2009, the Company entered into a new revolving credit facility (“Credit Agreement”). The Credit Agreement replaced the Company’s previous Five-Year Revolving Credit Agreement, dated as of August 31, 2005, which had been set to expire in August 2010. During the quarter ended December 31, 2009, the Company capitalized $2.0 million in debt issue costs paid in connection with the Credit Agreement.

The Credit Agreement extends to November 24, 2012, permits the Company to borrow funds for working capital and other general corporate purposes; contains a revolving credit commitment amount of $200 million subject to the Company’s right, from time to time, to request an increase of the commitment to $300 million in the aggregate; and provides for the issuance of Letters of Credit within such amount. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2009, the Company had $4.0 million of issued letters of credit under the Credit Agreement, with the balance of $196.0 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (which begins at 3.0 to 1.0 for the period through September 30, 2010, and ultimately increases to 3.5 to 1.0). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated EBITDA to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of December 31, 2009, the Company was in compliance with all of the covenants of the Credit Agreement.

In connection with the Company entering into the Credit Agreement discussed above, the Company simultaneously terminated its separate $50 million accounts receivable purchase facility, dated as of December 20, 2001.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the six months ended December 31, 2009, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities were $6.9 million, both at December 31, 2009 and June 30, 2009.

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company has appealed the Court’s decision. In accordance with the Court’s judgment, the Company has recorded a liability of $21.6 and $21.5 million as of December 31, 2009 and June 30, 2009, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In fiscal year 2008, the Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation and engaged a new licensed U.S. customs broker. The Company has cooperated fully with U.S. Customs’ investigation of this matter. As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation which must be compiled and reviewed.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts the Company believes that the reserve recorded of $2.9 million as of December 31, 2009 is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of December 31, 2009.

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

(Unaudited)

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

December 31, 2009 (in millions)	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
Assets:
Marketable securities
Certificates of deposit	$30.0	$—	$30.0
Corporate bonds	10.9	—	10.9
Government agency bonds	9.6	—	9.6
Commercial Paper	1.0	—	1.0
Municipal auction rate securities	—	6.3	6.3
Derivative financial instruments	—	4.2	4.2

Total assets	$51.5	$10.5	$62.0

Liabilities:
Derivative financial instruments	$—	$(4.5)	$(4.5)

June 30, 2009 (in millions)	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
Assets:
Certificate of deposit	$15.0	$—	$15.0
Municipal auction rate securities	—	6.3	6.3
Derivative financial instruments	—	2.6	2.6

Total assets	$15.0	$8.9	$23.9

Liabilities
Derivative financial instruments	$—	$(32.5)	$(32.5)

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

(in millions)	December 31, 2009		June 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Company-owned life insurance	$9.6	$9.6	$8.1	$8.1
Long-term debt	$278.5	$281.9	$278.6	$272.5

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of December 31, 2009 and June 30, 2009 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

10. Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008

Continued Dumping and Subsidy Offset Act receipt	$5.8	$6.0	$5.8	$6.0
Interest income	0.5	1.3	0.8	3.7
Foreign exchange gain	0.1	2.0	0.1	3.9
Other income (expense)	0.3	(2.8)	1.5	(3.3)

Total other income, net	$6.7	$6.5	$8.2	$10.3

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

Cash Flow Hedging – Commodity swaps and forward contracts: The Company enters into commodity swaps and forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity swaps and forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective and reclassified to costs of sales in the period during which the hedged transaction affects earnings.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2009 and June 30, 2009, the fair value of the outstanding foreign currency forwards not designated as hedging instruments, and the charges to income for changes in fair value for these contracts, were not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of December 31, 2009 and June 30, 2009, the total notional amount of floating interest rate contracts was $65.0 million and $45.0 million, respectively. For the six months ended December 31, 2009 and 2008, net gains of $0.6 million and $0.5 million were recorded as a reduction to interest expense, respectively. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2009 and June 30, 2009:

December 31, 2009 (in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$0.3	$—	$0.8
Other assets	2.1	—	1.3	3.4

Total asset derivatives	$2.6	$0.3	$1.3	$4.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current liabilities	$—	$—	$(2.8)	$(2.8)
Other liabilities	—	—	(1.7)	(1.7)

Total liability derivatives	$—	$—	$(4.5)	$(4.5)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2009 (in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.2	$—	$0.2
Other assets	2.4	—	—	2.4

Total asset derivatives	$2.4	$0.2	$—	$2.6

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current liabilities	—	—	$(22.1)	$(22.1)
Other liabilities	—	—	(10.4)	(10.4)

Total liability derivatives	$—	$—	$(32.5)	$(32.5)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the six months ended December 31, 2009 and 2008:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
(in millions)	Six Months Ended December 31,
Derivatives in Cash Flow Hedging Relationship:	2009	2008
Commodity contracts	$25.4	$(59.8)
Foreign exchange contracts	0.1	3.8

Total	$25.5	$(56.0)

	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(in millions)		Six Months Ended December 31,
Derivatives in Cash Flow Hedging Relationship:		2009	2008
Commodity contracts	Cost of sales	$(7.6)	$(34.1)
Foreign exchange contracts	Net sales	—	0.7

Total		$(7.6)	$(33.4)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company estimates that $0.3 million of net derivative losses included in OCI as of December 31, 2009 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended December 31, 2009. There was no ineffectiveness during the three months and six months ended December 31, 2009 and 2008.

The changes in other accumulated comprehensive income associated with derivative hedging activities during the six months ended December 31, 2009 were as follows:

(in millions)
Balance at July 1, 2009	$(17.3)
Current period changes in fair value, net of tax	9.3
Reclassifications to earnings, net of tax	6.4

Balance at December 31, 2009	$(1.6)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of December 31, 2009 and June 30, 2009 the Company had no cash collateral held by counterparties.

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

12. Income Taxes

Generally, income taxes for interim periods are calculated by applying an estimated annual effective tax rate to interim period ordinary income (pre-tax income excluding unusual or infrequently occurring discrete items). The annual effective tax rate applied is derived, in part, based on expected annual pre-tax income. Estimating a reliable annual effective tax rate for the Company has become increasingly difficult given current and expected operating levels during the current fiscal year. Even small changes in forecasted results can result in significant changes in the Company’s annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a reliable estimate, the Company believes that the actual year to date effective tax rate is the best estimate of the annual effective tax rate. As a result, the income tax expense for the six months ended December 31, 2009 has been computed based on the first six months of fiscal year 2010 as a discrete period.

For the six months ended December 31, 2009, the Company’s unrecognized tax benefits decreased $8.0 million, which included an $0.8 million increase related to uncertain tax positions taken in prior years and a $0.3 million increase related to interest expense. In addition, the Company’s liability for unrecognized tax benefits was reduced by $9.1 million, including accrued interest and penalties, in connection with the completion of certain income tax examinations of which a benefit of $3.2 million was included in the Company’s tax expense during the quarter ended December 31, 2009. The Company’s long-term liability for unrecognized tax benefits was $6.9 million as of December 31, 2009.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest and penalties are recognized as a component of income tax expense. During the six months ended December 31, 2009 and 2008 the Company recognized in income tax expense, $0.4 million and $0.2 million of interest and penalties, respectively. As of December 31, 2009 and June 30, 2009, the amount of interest and penalties accrued was $0.7 million and $2.3 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the completion of a recent customer consolidation, on a consolidated basis, a single customer accounted for 12 percent and 11 percent of the Company’s net sales for the three months ended December 31, 2009 and 2008, respectively, and 12 percent and 10 percent of the Company’s net sales for the six months ended December 31, 2009 and 2008, respectively.

(in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales:
Advanced Metals Operations	$182.9	$253.0	$358.3	$548.2
Premium Alloys Operations	81.4	112.1	140.5	233.2
Intersegment	(0.5)	(3.3)	(1.3)	(6.0)

Consolidated net sales	$263.8	$361.8	$497.5	$775.4

Operating income (loss):
Advanced Metals Operations	$0.1	$31.2	$(2.5)	$50.4
Premium Alloys Operations	20.3	19.3	28.1	48.2
Corporate costs	(8.9)	(10.7)	(17.9)	(18.5)
Pension earnings, interest & deferrals	(9.5)	—	(19.0)	(0.1)
Intersegment	—	(0.1)	—	—

Consolidated operating income (loss)	$2.0	$39.7	$(11.3)	$80.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and six-month periods ended December 31, 2009 and the comparable periods of fiscal year 2009, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

Impact of Raw Material Prices and Product Mix

The volatility of the costs of raw materials has impacted our operations over the past several years. We, and others in our industry, generally have been able to pass cost increases on major raw materials through to our customers using surcharges that are structured to recover increases in raw material costs. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month. A portion of our raw material purchases are based on published prices from two months prior, rather than the previous month, which creates a lag between surcharge revenue and corresponding raw material costs recognized in costs of sales. Except for the usually modest effect of the lag, the surcharge mechanism protects our net income on such sales. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this report.

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

A portion of our business consists of sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $0.21 per diluted share versus $0.06 per diluted share in the same quarter last year. The following is a summary of the classification of net pension expense included in our statements of operations for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008
Cost of sales	$11.1	$3.0	$22.3	$6.0
Selling, general and administrative expenses	4.1	2.1	8.2	4.2

Total net pension expense	$15.2	$5.1	$30.5	$10.2

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. Due to the decline in the market value of the assets held by the plans as of June 30, 2009, we currently expect that the total net pension expense for fiscal year 2010 will be $61.1 million as compared with $25.0 million in fiscal year 2009.

Operating Performance Overview

For the quarter ended December 31, 2009, we reported net income of $3.5 million, or $0.08 per diluted share, compared with income for the same period a year earlier of $29.8 million, or $0.68 per diluted share. Our results for the second quarter of fiscal year 2010 were as expected — below the same quarter last year, but higher than our first quarter of fiscal year 2010 results. We are encouraged by the early signs of momentum we are seeing in certain segments of our business. The sequential quarterly improvement strengthens our belief that volume, revenue and margin levels will continue to grow as the second half of our fiscal year progresses.

Results of Operations – Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008

Net Sales

Net sales for the three months ended December 31, 2009 were $263.8 million, which was a 27 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 24 percent. Overall, pounds shipped were 19 percent lower than the second quarter a year ago.

Geographically, sales outside the United States decreased 34 percent from the same period a year ago to $85.6 million. The year-over-year reduction reflects declines in energy, aerospace, and automotive demand, especially in Europe and Mexico. International sales represented 32 percent of total sales for the quarter ended December 31, 2009 compared to 36 percent for the quarter ended December 31, 2008.

Sales by End-Use Markets

Our sales are to customers across diversified end-use markets. For fiscal year 2010, we made minor changes in the manner in which sales are classified by end-use market so that we can better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the prior year’s quarter sales by end-use market balances to conform to the current year presentation. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008
Aerospace	$113.5	$157.3	$(43.8)	(28)%
Industrial	62.3	84.4	(22.1)	(26)
Energy	20.3	40.2	(19.9)	(50)
Medical	20.3	26.1	(5.8)	(22)
Consumer	24.4	27.1	(2.7)	(10)
Automotive	23.0	26.7	(3.7)	(14)

Total net sales	$263.8	$361.8	$(98.0)	(27)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008
Aerospace	$86.7	$119.0	$(32.3)	(27)%
Industrial	49.0	58.5	(9.5)	(16)
Energy	17.2	33.5	(16.3)	(49)
Medical	16.7	21.7	(5.0)	(23)
Consumer	19.2	20.5	(1.3)	(6)
Automotive	18.5	20.0	(1.5)	(8)

Total net sales excluding surcharge revenue	$207.3	$273.2	$(65.9)	(24)%

Sales to the aerospace market decreased 28 percent from the second quarter a year ago to $113.5 million. Excluding surcharge revenue, sales decreased 27 percent from the second quarter a year ago on 26 percent lower shipment volume. The aerospace market results reflect lower demand for materials due to excess inventories in the supply chain. It appears that engine super alloy materials are now in balance while it will take several more quarters before fastener inventories in the supply chain are depleted.

Industrial market sales decreased 26 percent from the second quarter a year ago to $62.3 million. Excluding surcharge revenue, sales decreased approximately 16 percent as a result of a 19 percent decrease in shipment volume. The year-over-year results reflect lower sales in virtually all applications due to weak manufacturing demand. Compared to our first quarter of fiscal year 2010 however, shipments increased in line with improvements in various industrial production indices.

Sales to the energy market of $20.3 million reflected a 50 percent decrease from the second quarter a year ago. Excluding surcharge revenue, sales decreased 49 percent from a year ago on lower shipment volume of 54 percent. The year-over-year decline reflects excess supply chain inventory in the face of significantly lower activity in oil and gas drilling. In the power generation market, inventories in the supply chain for materials used in high-capacity industrial gas turbines are now in better balance, as evidenced by sequential quarterly growth in this market.

Sales to the medical market decreased 22 percent to $20.3 million from a year ago. Excluding surcharge revenue, sales decreased 23 percent on lower shipment volume of 15 percent. The decline in demand during our recent second quarter reflects short-term customer order and inventory adjustments.

Sales to the consumer market decreased 10 percent to $24.4 million from a year ago. Excluding surcharge revenue, sales decreased 6 percent, while shipment volume increased by 3 percent. Shipment volume and revenue increased in materials used in sporting goods and housing applications, while declines occurred in the other consumer segments.

Automotive market sales decreased 14 percent from the second quarter a year ago to $23.0 million. Excluding surcharge revenue, sales decreased 8 percent on 13 percent higher shipment volume. The year-over-year revenue decline, coupled with a shipment volume increase, reflects greater share of materials used in stainless valves and fuel injection systems along with a weaker product mix. Shipment volumes reflect quarterly sequential growth as a result of increasing build rates among U.S. automakers and a supply chain that appears to be in better balance with demand.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008

Special alloys	$148.6	$174.6	$(26.0)	(15)%
Stainless steels	81.5	131.9	(50.4)	(38)
Titanium products	23.7	35.0	(11.3)	(32)
Other materials	10.0	20.3	(10.3)	(51)

Total net sales	$263.8	$361.8	$(98.0)	(27)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008

Special alloys	$108.5	$121.5	$(13.0)	(11)%
Stainless steels	65.3	97.0	(31.7)	(33)
Titanium products	23.7	35.0	(11.3)	(32)
Other materials	9.8	19.7	(9.9)	(50)

Total net sales excluding surcharge revenue	$207.3	$273.2	$(65.9)	(24)%

Sales of special alloys products decreased 15 percent from a year ago to $148.6 million. Excluding surcharge revenue, sales decreased 11 percent on a 4 percent decrease in shipment volume. The sales decrease principally reflects the decline in demand in the aerospace and energy markets.

Sales of stainless steels decreased 38 percent from a year ago to $81.5 million. Excluding surcharge revenue, sales decreased 33 percent on 24 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 32 percent from a year ago to $23.7 million on 25 percent lower volume. The results reflect decreased demand for titanium products used in the aerospace and medical end-use markets and the impact of lower titanium prices during the current quarter as compared with the prior year quarter.

Gross Profit

Our gross profit in the second quarter decreased 53 percent to $35.6 million, or 13.5 percent of net sales (17.2 percent of net sales excluding surcharges), as compared with $75.9 million, or 21.0 percent of net sales (27.8 percent of net sales excluding surcharges), in the same quarter a year ago. The gross margin continues to be negatively impacted by reduced demand levels and correspondingly higher volume-related costs, as well as the portion of higher pension expense within cost of sales.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative three-month periods:

(in millions)	Three Months Ended December 31,
	2009	2008

Net sales	$263.8	$361.8
Less: surcharge revenue	56.5	88.6

Net sales excluding surcharges	$207.3	$273.2

Gross profit	$35.6	$75.9

Gross margin	13.5%	21.0%

Gross margin excluding dilutive effect of surcharges	17.2%	27.8%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted gross margin by 120 basis points, when comparing gross margin for the recent quarter with the prior year’s quarter. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 70 basis points during the recent quarter, compared to a positive impact on gross margin of approximately 110 basis points during the prior year’s quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $33.6 million were 12.7 percent of net sales (16.2 percent of net sales excluding surcharges) as compared with $36.2 million or 10.0 percent of net sales (13.2 percent of net sales excluding surcharges) in the same quarter a year ago. Excluding the impact of changes in net pension expense discussed above, expenses improved by 14 percent over last year’s second quarter. As we move past the recent downturn, we anticipate we will need to begin investing in some additional resource capabilities to drive our growth strategy, but we plan to add these costs below the rate of revenue growth.

Operating Income

Our operating income in the second quarter decreased to $2.0 million as compared with $39.7 million in the same quarter a year ago. The lower operating income principally reflects reduced gross profit levels partially offset by lower selling, general and administrative expenses as discussed above.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”), which may be volatile based on conditions in the financial markets. Accordingly, we exclude the impacts of pension EID expense from operating income in order to evaluate the true operating performance as shown below.

(in millions)	Three Months Ended December 31,
	2009	2008

Net sales	$263.8	$361.8
Less: surcharge revenue	56.5	88.6

Net sales excluding surcharges	$207.3	$273.2

Operating income	$2.0	$39.7
Pension EID expense	9.5	—

Operating income excluding pension EID expense	$11.5	$39.7

Operating margin excluding surcharges and pension EID expense	5.5%	14.5%

Interest Expense

Interest expense for the quarter was $4.5 million, as compared with $3.8 million in the same quarter in the prior year. The increase in interest expense is attributable to lower capitalized interest costs associated with several large construction projects completed during fiscal year 2009.

Other Income, Net

Other income, which was $6.7 million for the recent quarter, was relatively flat as compared with $6.5 million in the second quarter a year ago. Other income included, however, decreases in interest income related to less favorable returns on invested cash, as well as decreases in foreign exchange gains, when comparing the current quarter to the prior year quarter. In the current quarter, we received funds of $5.8 million, compared to $6.0 million in the prior year’s quarter, under the Continued Dumping and Subsidy Act of 2000 (the “Act”). As we previously disclosed, the Act has expired, so we expect that amounts received in the future will certainly be lower and eventually end.

Income Taxes

Our tax provision for the recent quarter was $0.7 million, or 16.7 percent of pre-tax income, versus $12.6 million, or 29.7 percent, for the same quarter a year ago. The income tax provision for the recent quarter reflects the greater impact that our permanent differences had on our effective tax rate as a result of lower pre-tax income. In addition, the tax expense for the recent quarter reflects a reduction of uncertain tax positions in connection with the completion of tax examinations offset by the impacts of tax law changes enacted during the recent quarter in certain jurisdictions. We anticipate that our effective tax rate for the second half of fiscal year 2010 will be approximately 30 percent.

Business Segment Results

We have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Three Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2009	2008

Advanced Metals Operations	$182.9	$253.0	$(70.1)	(28)%
Premium Alloys Operations	81.4	112.1	(30.7)	(27)
Intersegment	(0.5)	(3.3)	2.8	85

Total net sales	$263.8	$361.8	$(98.0)	(27)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2009	2008

Advanced Metals Operations	$147.9	$193.4	$(45.5)	(24)%
Premium Alloys Operations	59.9	83.1	(23.2)	(28)
Intersegment	(0.5)	(3.3)	2.8	85

Total net sales excluding surcharge revenue	$207.3	$273.2	$(65.9)	(24)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the quarter ended December 31, 2009 for the AMO segment decreased 28 percent to $182.9 million, as compared with $253.0 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 24 percent on 14 percent lower shipment volume from a year ago. Both the sales and shipment volume decrease reflect lower demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $0.1 million or 0.1 percent of net sales (0.1 percent of net sales excluding surcharge revenue) in the recent quarter, as compared with $31.2 million or 12.3 percent of net sales (16.1 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects lower shipment volume and an unfavorable shift in product mix during the recent quarter as compared to the same period in the prior year. The manufacturing inefficiencies that are a product of reduced shipment volumes tend to impact the results of the AMO segment more significantly than the results of the Premium Alloys Operations segment, as the nature of the AMO segment products require more finishing operations.

Premium Alloys Operations (“PAO”) Segment

Net sales for the quarter ended December 31, 2009 for the PAO segment decreased 27 percent to $81.4 million, as compared with $112.1 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 28 percent on 31 percent lower shipment volume from a year ago. Both the sales and shipment volume decreases were due to lower demand, particularly in our aerospace and energy markets.

Operating income for the PAO segment was $20.3 million or 24.9 percent of net sales (33.9 percent of net sales excluding surcharge revenue) in the recent quarter, compared with $19.3 million or 17.2 percent of net sales (23.2 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income despite lower shipment volume principally reflects the positive impacts associated with the timing of raw material hedges in the current quarter, as compared with negative impacts of the timing of raw material hedges a year ago. In addition, the current quarter reflects a shift to a more favorable product mix.

Results of Operations – Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008

Net Sales

Net sales for the six months ended December 31, 2009 were $497.5 million, which was a 36 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 31 percent. Overall, pounds shipped were 25 percent lower than a year ago.

Geographically, sales outside the United States decreased 44 percent from the same period a year ago to $157.6 million. The reduction reflects declines in energy, aerospace and automotive demand, especially in Europe and Mexico. International sales represented 32 percent of total sales for the six months ended December 31, 2009 compared to 37 percent for the six months ended December 31, 2008.

Sales by End-Use Markets

Our sales are to customers across diversified end-use markets. For the current year, we made minor changes in the manner in which sales are classified by end-use market so that we can better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the prior year’s sales by end-use market balances to conform to the current year presentation. The table below includes comparative information for our estimated sales by end-use markets:

	Six Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008
Aerospace	$216.5	$314.6	$(98.1)	(31)%
Industrial	112.7	184.2	(71.5)	(39)
Energy	32.3	93.6	(61.3)	(65)
Medical	45.8	55.3	(9.5)	(17)
Consumer	47.8	63.2	(15.4)	(24)
Automotive	42.4	64.5	(22.1)	(34)

Total net sales	$497.5	$775.4	($277.9)	(36)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008
Aerospace	$168.0	$234.3	$(66.3)	(28)%
Industrial	91.1	126.0	(34.9)	(28)
Energy	26.5	77.5	(51.0)	(66)
Medical	37.6	45.0	(7.4)	(16)
Consumer	37.5	45.0	(7.5)	(17)
Automotive	34.5	47.3	(12.8)	(27)

Total net sales excluding surcharge revenue	$395.2	$575.1	$(179.9)	(31)%

Sales to the aerospace market decreased 31 percent from a year ago to $216.5 million. Excluding surcharge revenue, sales decreased 28 percent from a year ago on 24 percent lower shipment volume. The sales decline reflects lower airplane build levels, reductions of inventory in the supply chain and a less favorable mix of products. We believe the results reflect the tail end of excess inventory in the supply chain for engines and the impacts of the de-stocking of materials used in aerospace fasteners.

Industrial market sales decreased 39 percent from a year ago to $112.7 million. Excluding surcharge revenue, sales decreased approximately 28 percent as a result of a 23 percent decrease in shipment volume. The decline in sales and shipment volume reflects weak manufacturing demand and the impacts of lower pricing.

Sales to the energy market of $32.3 million reflect a 65 percent decrease from a year ago. Excluding surcharge revenue, sales decreased 66 percent from a year ago on lower shipment volume of 70 percent. The sales results reflect the impacts of excess inventories in the supply chain, as a result of significantly lower oil and gas drilling, as well as decreased demand for materials used in high-capacity industrial gas turbines.

Sales to the medical market decreased 17 percent to $45.8 million from a year ago. Excluding surcharge revenue, sales decreased 16 percent and shipment volumes decreased 1 percent. The shipment volume decrease reflects the impacts of excess customer inventory in materials used principally in joint replacement and surgical instruments, while the revenue decline is attributable to lower raw material costs for titanium and a less favorable mix of products.

Sales to the consumer market decreased 24 percent to $47.8 million from a year ago. Excluding surcharge revenue, sales decreased 17 percent with shipment volume lower by 7 percent. The decline reflects lower demand levels, primarily in the housing and electronics segments.

Automotive market sales decreased 34 percent from a year ago to $42.4 million. Excluding surcharge revenue, sales decreased 27 percent on 5 percent lower shipment volume. The results reflect an unfavorable shift in product mix and the impact of automotive build rates that appear to have bottomed out last year. We anticipate that increasing build rates among U.S. automakers recently will result in a better balance in the automotive supply chain.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Six Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008

Special alloys	$269.4	$379.8	$(110.4)	(29)%
Stainless steels	155.5	276.9	(121.4)	(44)
Titanium products	50.5	76.8	(26.3)	(34)
Other materials	22.1	41.9	(19.8)	(47)

Total net sales	$497.5	$775.4	$(277.9)	(36)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Six Months Ended December 31,		$ (Decrease)	% (Decrease)
($ in millions)	2009	2008

Special alloys	$196.7	$259.1	$(62.4)	(24)%
Stainless steels	126.3	198.4	(72.1)	(36)
Titanium products	50.5	76.8	(26.3)	(34)
Other materials	21.7	40.8	(19.1)	(47)

Total net sales excluding surcharge revenue	$395.2	$575.1	$(179.9)	(31)%

Sales of special alloys products decreased 29 percent from a year ago to $269.4 million. Excluding surcharge revenue, sales decreased 24 percent on a 16 percent decrease in shipment volume. The decrease principally reflects the decline in demand in the aerospace and energy markets.

Sales of stainless steels decreased 44 percent from a year ago to $155.5 million. Excluding surcharge revenue, sales decreased 36 percent on 29 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 34 percent from a year ago to $50.5 million on 26 percent lower volume. The results reflect the impact of lower titanium prices, together with decreased demand for titanium products, used in the aerospace and medical end-use markets.

Gross Profit

Our gross profit in the six months ended December 31, 2009 decreased 63 percent to $54.8 million, or 11.0 percent of net sales (13.9 percent of net sales excluding surcharges), as compared with $149.5 million, or 19.3 percent of net sales (26.0 percent of net sales excluding surcharges), in the same period a year ago. The lower gross profit was primarily due to reduced demand levels and correspondingly higher volume-related costs, as well as the higher pension expense that is included in our costs of sales.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative six-month periods:

(in millions)	Six Months Ended December 31,
	2009	2008

Net sales	$497.5	$775.4
Less: surcharge revenue	102.3	200.3

Net sales excluding surcharges	$395.2	$575.1

Gross profit	$54.8	$149.5

Gross margin	11.0%	19.3%

Gross margin excluding dilutive effect of surcharges	13.9%	26.0%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted gross margin by 150 basis points, when comparing gross margin for the six months ended December 31, 2009 to the gross margin for the six months ended December 31, 2008. We estimate that the lag effect of the surcharge mechanism negatively impacted gross margin by approximately 20 basis points during the six months ended December 31, 2009, compared to a positive impact on gross margin of approximately 50 basis points during the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $66.1 million for the six months ended December 31, 2009 were 13.3 percent of net sales (16.7 percent of net sales excluding surcharges) as compared with $69.5 million or 9.0 percent of net sales (12.1 percent of net sales excluding surcharges) in the same period a year ago. Excluding the impact of changes in net pension expense discussed above, expenses improved by 12 percent over the same period in the prior year. The improvement reflects the actions we have taken to reduce headcount and spending across the business beginning last fiscal year.

Operating Income (Loss)

For the six months ended December 31, 2009, we had an operating loss of $(11.3) million as compared with operating income of $80.0 million in the same period a year ago. The decrease principally reflects reduced gross profit levels that were only partially offset by lower selling, general and administrative expenses as discussed above.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”), which may be volatile based on conditions in the financial markets. Accordingly, we exclude the impacts of pension EID expense from operating income in order to evaluate the true operating performance as shown below.

(in millions)	Six Months Ended December 31,
	2009	2008

Net sales	$497.5	$361.8
Less: surcharge revenue	102.3	88.6

Net sales excluding surcharges	$395.2	$273.2

Operating income (loss)	$(11.3)	$80.0
Pension EID expense	19.0	0.1

Operating income excluding pension EID expense	$7.7	$80.1

Operating margin excluding surcharges and pension EID expense	1.9%	13.9%

Interest Expense

Interest expense for the six months ended December 31, 2009 was $8.8 million, as compared with $8.2 million in the same period in the prior year. The increase in interest expense is attributable to lower capitalized interest costs associated with several large construction projects, partially offset by the reductions in our outstanding debt compared to prior year.

Other Income, Net

Other income for the six months ended December 31, 2009 was $8.2 million as compared with $10.3 million for the comparable six months of fiscal 2009. The reduction primarily reflects lower interest income, as cash investment rates have significantly declined since the prior year, especially in the conservative sectors in which we currently invest our excess cash.

Income Taxes

Income taxes for the six months ended December 31, 2009 was a benefit of $(6.0) million, or 50.4 percent of pre-tax loss versus $26.5 million of expense, or 32.3 percent of pre-tax income, in the same period a year ago. The income tax provision for the six months ended December 31, 2009 reflects the greater impact that our permanent differences had on our effective tax rate as a result of lower pre-tax income. In addition, the tax benefit for the current period reflects a reduction of uncertain tax positions in connection with the completion of tax examinations, offset by the impacts of tax law changes enacted during the recent period in certain jurisdictions. We anticipate that our effective tax rate for the second half of fiscal year 2010 will be approximately 30 percent.

Business Segment Results

We have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2009	2008

Advanced Metals Operations	$358.3	$548.2	$(189.9)	(35)%
Premium Alloys Operations	140.5	233.2	(92.7)	(40)
Intersegment	(1.3)	(6.0)	4.7	78

Total net sales	$497.5	$775.4	$(277.9)	(36)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2009	2008

Advanced Metals Operations	$293.6	$409.8	$(116.2)	(28)%
Premium Alloys Operations	102.9	171.3	(68.4)	(40)
Intersegment	(1.3)	(6.0)	4.7	78

Total net sales excluding surcharge revenue	$395.2	$575.1	$(179.9)	(31)%

Advanced Metals Operations (“AMO”) Segment

Net sales for the six months ended December 31, 2009 for the AMO segment decreased 35 percent to $358.3 million, as compared with $548.2 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 28 percent on 19 percent lower shipment volume from a year ago. Both the sales and shipment volume decreases reflect lower demand in the automotive, industrial and consumer markets. The manufacturing inefficiencies that are a product of reduced shipment volumes tend to impact the results of the AMO segment more significantly than the Premium Alloys Operations segment, as the nature of the AMO segment products require more finishing operations.

Operating loss for the AMO segment was $(2.5) million or 0.7 percent of net sales (0.9 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2009, as compared with operating income of $50.4 million or 9.2 percent of net sales (12.3 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects lower shipment volume and an unfavorable shift in product mix during the recent period, as compared to the same period in the prior year.

Premium Alloys Operations (“PAO”) Segment

Net sales for the six months ended December 31, 2009 for the PAO segment decreased 40 percent to $140.5 million, as compared with $233.2 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 40 percent on 41 percent lower shipment volume from a year ago. Both the sales and shipment volume decreases were due to lower demand, particularly in our aerospace and energy markets.

Operating income for the PAO segment was $28.1 million or 20.0 percent of net sales (27.3 percent of net sales excluding surcharge revenue) during the six months ended December 31, 2009, compared with $48.2 million or 20.7 percent of net sales (28.1 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income principally reflects the lower shipment volume in the current period, which was only partially offset by the positive impacts associated with the timing of raw material hedges in the current period and the negative impacts of the timing of raw material hedges a year ago.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $379 million as of December 31, 2009, together with cash generated from operations and available borrowing capacity of approximately $196 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $20.0 million and other obligations for the foreseeable future.

In November 2009, we entered into a new revolving credit facility that expires November 2012 and contains a revolving credit commitment amount of $200 million. As of December 31, 2009, we had $4.0 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($196.0 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio. The financial covenants in the credit facility are the most restrictive covenants.

As of December 31, 2009, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of December 31, 2009:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.0 to 1.0 (minimum)	4.7 to 1.0
Consolidated debt to capital	55% (maximum)	31%

During the six months ended December 31, 2009, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was $24.7 million as compared to a negative $72.1 million for the same period a year ago. The positive cash flow result in the six months ended December 31, 2009 principally reflects the positive impacts of changes in working capital levels. During the six months ended December 31, 2009, we managed inventory levels to balance our cash objectives with the need to invest more inventory in items to reduce customer lead times.

Capital expenditures for plant, equipment and software were $19.1 million for the six months ended December 31, 2009, as compared with $67.7 million for the same period a year ago. We expect to finish the fiscal year with about $50 million of capital expenditures.

Dividends during the six months ended December 31, 2009 were $16.0 million, as compared with $15.7 million in the same period last year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2009	2008	2009	2008

Pension plans expense	$13.5	$4.4	$27.0	$8.9
Other postretirement benefit plans expense	1.7	0.7	3.5	1.3

	15.2	5.1	30.5	10.2
Income tax benefit	(5.9)	(2.2)	(11.9)	(4.4)

Net pension expense	$9.3	$2.9	$18.6	$5.8

Weighted average diluted common shares	44.2	44.0	43.9	44.3

Net pension expense per diluted share	$0.21	$0.06	$0.42	$0.13

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period.

Net Sales Excluding Surcharges

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharges, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. See our earlier discussion of gross profit for a reconciliation of net sales excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Operating Income Excluding Surcharges, and Pension Earnings, Interest and Deferrals

This report includes discussions of operating margin as adjusted to exclude the impact of raw material surcharges and pension earnings, interest and deferrals expense, which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense, which may be volatile due to changes in the financial markets, from operating income is helpful in analyzing our operating performance. See our earlier discussion of operating income for a reconciliation of operating income excluding pension earnings, interest and deferrals expense to operating income determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
(in millions)	2009	2008

Net cash provided from (used for) operating activities	$58.9	$(2.1)
Net proceeds from sales of businesses	—	13.4
Purchases of property, equipment and software	(19.1)	(67.7)
Proceeds from disposals of property and equipment	0.9	—
Dividends paid	(16.0)	(15.7)

Free cash flow	$24.7	$(72.1)

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the six months ended December 31, 2009, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $6.9 million, both at December 31, 2009 and June 30, 2009.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled BOARHEAD FARM AGREEMENT GROUP V. ADVANCED ENVIRONMENTAL TECHNOLOGY CORPORATION ET. AL. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We have appealed the Court’s decision. In accordance with the Court’s judgment, we recorded a liability of $21.6 and $21.5 million as of December 31, 2009 and June 30, 2009, respectively.

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

In fiscal year 2008, we received notice from U.S. Customs that we were under investigation related to claims previously filed by the customs broker on our behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. We initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation and we also engaged a new licensed U.S. customs broker. We have cooperated fully with U.S. Customs’ investigation of this matter. As of the date of this filing, our internal review remains ongoing due to the extensive amount of documentation that must be compiled and reviewed.

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the net remaining reserve recorded as of December 31, 2009 of $2.9 million is a reasonable estimate of the probable loss that will result from the investigation.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of December 31, 2009.

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

Critical Accounting Policies and Estimates

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the last-in, first-out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Because we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Basis of Presentation and Recent Accounting Standards, of Notes to Consolidated Financial Statements, included in Part I, Item 1, “Financial Statements” of this report.

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

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. As of December 31, 2009, we had approximately $2.9 million of deferred net losses related to commodity forward contracts, which includes approximately $3.0 million of deferred net losses related to commodity forward contracts entered into to support sales under firm price sales arrangements to two customers. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. These customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2009 is provided in Note 9 to the consolidated financial statements included in Part I, Item 1, “Financial Statements.” of this Quarterly Report on Form 10-Q. Assuming on December 31, 2009, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.	Controls and Procedures

(a) Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2009. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On October 12, 2009, we held our 2009 Annual Meeting of Shareholders. Our stockholders cast the following votes on submitted proposals:

(1)	Stockholders elected the four director nominees as named in the proxy statement and listed below. The voting results were as follows:

	Number of Votes in Favor	Number of Votes Withheld
Carl G. Anderson, Jr.	30,096,526	10,783,237

Dr. Philip M. Anderson	30,323,677	10,556,086

Dr. Jeffrey Wadsworth	30,167,717	10,712,046

William A. Wulfsohn	40,149,358	730,405

The term of office of each of the following directors continued after the meeting: I. Martin Inglis, Peter N. Stephans, Kathryn C. Turner, Stephen M. Ward, Jr., Robert R. McMaster, and Gregory A. Pratt.

(2)	Stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2010. The voting results were as follows:

	For	Against	Abstain
Appointment of PricewaterhouseCoopers LLP	39,802,328	984,490	92,945

Item 6.	Exhibits

Exhibit No.	Description

10 (A)	Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith)

10 (B)	Form of Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith)

10 (C)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, as amended and restated effective January 1, 2008 (filed herewith)

31 (A)	Certification of Interim Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: February 3, 2010	/S/ K. DOUGLAS RALPH
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer