Form 10-Q
period 2010-03-31
CARPENTER TECHNOLOGY CORP
filed 2010-05-05
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2010

or

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

The number of shares outstanding of the issuer’s common stock as of April 27, 2010 was 43,977,891.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	March 31, 2010	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$243.4	$340.1
Marketable securities	126.3	15.0
Accounts receivable, net	196.8	130.8
Inventories	195.6	185.4
Deferred income taxes	13.3	23.8
Other current assets	53.9	54.6

Total current assets	829.3	749.7
Property, plant and equipment, net	617.8	634.1
Goodwill	35.2	35.2
Other intangibles, net	17.9	18.7
Other assets	94.0	59.7

Total assets	$1,594.2	$1,497.4

LIABILITIES
Current liabilities
Accounts payable	$123.7	$70.2
Accrued liabilities	97.9	108.3
Current portion of long-term debt	20.0	20.0

Total current liabilities	241.6	198.5
Long-term debt, net of current portion	258.9	258.6
Accrued pension liabilities	257.5	240.4
Accrued postretirement benefits	127.0	127.7
Deferred income taxes	10.4	1.6
Other liabilities	55.2	53.6

Total liabilities	950.6	880.4

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,640,342 at March 31, 2010 and 54,614,842 shares at June 30, 2009; outstanding 43,975,691 at March 31, 2010 and 44,029,025 at June 30, 2009	273.2	273.1
Capital in excess of par value	219.8	208.9
Reinvested earnings	985.3	1,013.0
Common stock in treasury (10,664,651 shares and 10,585,817 shares at March 31, 2010 and June 30, 2009, respectively), at cost	(534.8)	(531.5)
Accumulated other comprehensive loss	(299.9)	(346.5)

Total stockholders’ equity	643.6	617.0

Total liabilities and stockholders’ equity	$1,594.2	$1,497.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
NET SALES	$336.9	$330.0	$834.4	$1,105.4
Cost of sales	290.6	280.8	733.3	906.7

Gross profit	46.3	49.2	101.1	198.7

Selling, general and administrative expenses	33.5	31.0	99.6	100.5
Restructuring charges	—	2.1	—	2.1

Operating income	12.8	16.1	1.5	96.1
Interest expense	(4.5)	(3.9)	(13.3)	(12.1)
Other income, net	1.6	2.7	9.8	13.0

Income (loss) before income taxes	9.9	14.9	(2.0)	97.0
Income tax expense	7.8	1.8	1.8	28.3

NET INCOME (LOSS)	$2.1	$13.1	$(3.8)	$68.7

EARNINGS PER COMMON SHARE:

Basic	$0.05	$0.30	$(0.09)	$1.56

Diluted	$0.05	$0.30	$(0.09)	$1.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	44.0	43.8	43.9	43.9

Diluted	44.4	44.0	43.9	44.2

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$2.1	$13.1	$(3.8)	$68.7
Gain (loss) on derivative instruments, net of tax of ($11.0), ($0.3), ($20.7) and $21.6, respectively	18.4	0.4	34.2	(33.7)
Pension and post-retirement benefits, net of tax of $1.2, ($0.5), ($3.5) and ($1.4), respectively	7.5	0.8	15.4	2.2
Unrealized loss on marketable securities, net of tax of $0.6, $0.0, $0.6 and $0.0, respectively	(0.9)	—	(0.9)	—
Foreign currency translation adjustment	(3.6)	(5.8)	(2.1)	(28.8)

Comprehensive income	$23.5	$8.5	$42.8	$8.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) income	$(3.8)	$68.7
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	44.1	38.0
Deferred income taxes	(5.1)	11.6
Net pension expense	45.8	15.2
Net (gain) loss on disposals of property and equipment	(0.6)	0.9
Changes in working capital and other:
Accounts receivable	(67.2)	103.9
Inventories	(9.9)	(68.3)
Other current assets	21.6	(16.7)
Accounts payable	53.5	(70.5)
Accrued liabilities	8.9	(28.2)
Other, net	(20.2)	(9.8)

Net cash provided from operating activities	67.1	44.8

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(27.1)	(94.9)
Proceeds from disposals of property and equipment	0.9	—
Net proceeds from sales of businesses	—	13.4
Purchases of marketable securities	(127.7)	(34.5)
Proceeds from sales and maturities of marketable securities	16.8	39.8

Net cash used for investing activities	(137.1)	(76.2)

FINANCING ACTIVITIES:
Dividends paid	(23.9)	(23.6)
Payments of debt issue costs	(2.0)	—
Purchases of treasury stock	—	(46.1)
Proceeds from common stock options exercised	0.2	—
Tax benefits on share-based compensation	0.1	—

Net cash used for financing activities	(25.6)	(69.7)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(96.7)	(102.4)
Cash and cash equivalents at beginning of period	340.1	403.3

Cash and cash equivalents at end of period	$243.4	$300.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Recent Accounting Standards

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary are reflected in the interim periods presented. The June 30, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2009. Operating results for the three months and nine months ended March 31, 2010 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “the Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current year’s presentation.

2. Recent Accounting Standards

Accounting Standards Codification

The Accounting Standards Codification (“ASC”) has become the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only affects the way companies reference U.S. GAAP and was not intended to change existing U.S. GAAP.

Disclosures about Subsequent Events

In February 2010, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on subsequent events that removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance.

Fair Value Measurements

During the quarter ended September 30, 2009, the Company adopted new accounting guidance included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See fair value disclosures included in Note 10.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2008, the FASB issued accounting guidance that is included in ASC 715, “Compensation-Retirement Benefits.” This guidance includes objectives for disclosing information about an employer’s plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Level 1 and 2 measurements and separate disclosures about activity relating to Level 3 measurements. In addition, this guidance clarifies existing fair value disclosures about the level of disaggregation and the input and valuation techniques used to measure fair value. The guidance only relates to disclosure and does not impact the Company’s consolidated financial statements. During the quarter ended March 31, 2010, the Company adopted this guidance in and there was no significant impact to the Company’s disclosures upon adoption.

Participating Securities & the Two-class Method of Computing Earnings Per Share

During the quarter ended September 30, 2009, the Company adopted new accounting guidance included in ASC 260, “Earnings Per Share.” According to the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method. The guidance requires that all prior period earnings per share data be adjusted retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See earnings per common share disclosures in Note 3.

3. Earnings Per Common Share

Beginning in fiscal year 2010 the Company adopted the FASB’s guidance on the determination of participating securities as it relates to nonvested restricted shares and units that are considered participating securities because the awards have the right to receive non-forfeitable dividends. Accordingly, the Company calculates basic earnings per share using the two class method and retrospectively adjusted earnings per share data to conform to the current presentation. Under the two class method, earnings are allocated to common stock and participating securities according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock is divided by the weighted average number of shares for the period in each class. Because the participating securities have no obligation to share in net losses, losses are not allocated to the participating securities in this calculation.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and nine months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2010	2009	2010	2009
Net income (loss)	$2.1	$13.1	$(3.8)	$68.7
Less: earnings and dividends allocated to participating securities	—	(0.1)	(0.2)	(0.3)

Earnings (loss) available for common shareholders	$2.1	$13.0	$(4.0)	$68.4

Weighted average number of common shares outstanding for basic earnings per common share	44.0	43.8	43.9	43.9
Effect of shares issuable under share based compensation plans	0.4	0.2	—	0.3

Weighted average number of common shares outstanding for diluted earnings per common share	44.4	44.0	43.9	44.2

Basic earnings per common share	$0.05	$0.30	$(0.09)	$1.56

Diluted earnings per common share	$0.05	$0.30	$(0.09)	$1.56

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Stock options	0.2	0.4	0.9	0.4
Restricted stock awards	—	0.1	0.6	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of March 31, 2010 and June 30, 2009. The following is a summary of marketable securities, all of which were classified as available-for-sale as of March 31, 2010 and June 30, 2009:

March 31, 2010 (in millions)	Cost	Unrealized Losses	Estimated Fair Value
Current
Government agency bonds	$82.3	—	$82.3
Certificates of deposit	30.0	—	30.0
Corporate bonds	12.0	—	12.0
Commercial paper	2.0	—	2.0

	$126.3	—	$126.3

Non-current
Municipal auction rate securities	$6.3	$(1.5)	$4.8

June 30, 2009 (in millions)	Cost	Unrealized Gains/ (Losses)	Estimated Fair Value
Current
Certificate of deposit	$15.0	—	$15.0

Non-current
Municipal auction rate securities	$6.3	—	$6.3

For the nine months ended March 31, 2010 and 2009, proceeds from sales and maturities of marketable securities were $16.8 million and $39.8 million, respectively.

Municipal Auction Rate Securities

As of March 31, 2010 and June 30, 2009, the Company’s marketable securities included municipal auction rate securities. The municipal auction rate securities have historically traded at par and are callable at par at the option of the issuer. As of March 31, 2010, the Company recorded $1.5 million of unrealized losses to reflect the estimated market value of these securities. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the securities before recovering their costs. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default. The securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Inventories

Inventories consisted of the following components as of March 31, 2010 and June 30, 2009:

(in millions)	March 31, 2010	June 30, 2009
Raw materials and supplies	$29.3	$29.5
Work in process	107.0	90.8
Finished and purchased products	59.3	65.1

Total inventory	$195.6	$185.4

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the last-in, first-out (“LIFO”) method.

6. Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2010 and June 30, 2009:

(in millions)	March 31, 2010	June 30, 2009
Compensation	$29.9	$19.5
Employee benefits	28.4	28.3
Legal	13.6	14.1
Interest	5.8	4.4
Deferred revenue	4.6	4.1
Derivative financial instruments	2.4	22.1
Other	13.2	15.8

Total accrued liabilities	$97.9	$108.3

7. Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months and nine months ended March 31, 2010 and 2009 were as follows:

Three Months Ended March 31,	Pension Plans		Other Postretirement Plans
(in millions)	2010	2009	2010	2009
Service cost	$5.2	$4.3	$0.6	$0.6
Interest cost	12.5	12.5	3.0	3.0
Expected return on plan assets	(11.2)	(15.1)	(1.1)	(1.6)
Amortization of net loss	6.8	2.4	1.3	0.6
Amortization of prior service cost (benefit)	0.2	0.3	(2.0)	(2.0)

Net pension expense	$13.5	$4.4	$1.8	$0.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended March 31,	Pension Plans		Other Postretirement Plans
(in millions)	2010	2009	2010	2009
Service cost	$15.6	$13.3	$1.8	$1.7
Interest cost	37.5	37.5	9.0	9.1
Expected return on plan assets	(33.5)	(45.4)	(3.5)	(4.7)
Amortization of net loss	20.4	7.1	3.9	1.6
Amortization of prior service cost (benefit)	0.6	0.9	(6.0)	(5.9)

Net pension expense	$40.6	$13.4	$5.2	$1.8

8. Revolving Credit Agreement

On November 24, 2009, the Company entered into a new revolving credit facility (“Credit Agreement”). The Credit Agreement replaced the Company’s previous Five-Year Revolving Credit Agreement, dated as of August 31, 2005, which had been set to expire in August 2010. During the nine months ended March 31, 2010, the Company capitalized $2.0 million of debt issue costs paid in connection with the Credit Agreement.

The Credit Agreement extends to November 24, 2012, permits the Company to borrow funds for working capital and other general corporate purposes; contains a revolving credit commitment amount of $200 million subject to the Company’s right, from time to time, to request an increase of the commitment to $300 million in the aggregate; and provides for the issuance of Letters of Credit within such amount. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2010, the Company had $4.0 million of issued letters of credit under the Credit Agreement, with the balance of $196.0 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (which begins at 3.0 to 1.0 for the period through September 30, 2010, and ultimately increases to 3.5 to 1.0). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated EBITDA to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of March 31, 2010, the Company was in compliance with all of the covenants of the Credit Agreement.

In connection with the Company entering into the Credit Agreement discussed above, the Company simultaneously terminated its separate $50 million accounts receivable purchase facility, dated as of December 20, 2001.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the nine months ended March 31, 2010, no new accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities were $6.8 and $6.9 million, respectively, at March 31, 2010 and June 30, 2009.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP’s. Based upon information currently available, such future costs are not expected to have a material effect on Carpenter’s financial position, results of operations or cash flows over the long term. However, such costs could be material to Carpenter’s financial position, results of operations or cash flows in a particular future quarter or year.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. The Company intends to continue to defend against the claims in this case, but is unable to predict the outcome of the proceedings at this time. As of March 31, 2010 and June 30, 2009, the Company has recorded a liability related to this case of $21.8 and $21.5 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts the Company believes that the reserve recorded of $2.2 million as of March 31, 2010 is a reasonable estimate of the probable loss that will result from the investigation. The Company does not expect that any additional material liabilities will be incurred related to this matter.

Export Regulations Violations

In fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of March 31, 2010.

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and the Company is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters, or that any future lawsuits, claims, proceedings or investigations, will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value. Level 1 refers to quoted prices in active markets for identical assets or liabilities. Level 2 refers to observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3, which the Company does not currently use, refers to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

March 31, 2010	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$82.3	$—	$82.3
Certificates of deposit	30.0	—	30.0
Corporate bonds	12.0	—	12.0
Commercial Paper	2.0	—	2.0
Municipal auction rate securities	—	4.8	4.8
Derivative financial instruments	—	41.9	41.9

Total assets	$126.3	$46.7	$173.0

Liabilities:
Derivative financial instruments	$—	$(9.5)	$(9.5)

June 30, 2009	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Certificate of deposit	$15.0	$—	$15.0
Municipal auction rate securities	—	6.3	6.3
Derivative financial instruments	—	2.6	2.6

Total assets	$15.0	$8.9	$23.9

Liabilities:
Derivative financial instruments	$—	$(32.5)	$(32.5)

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments so they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 12.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2010		June 30, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Company-owned life insurance	$10.8	$10.8	$8.1	$8.1
Long-term debt	$278.9	$284.4	$278.6	$272.5

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of March 31, 2010 and June 30, 2009 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

11. Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Continued Dumping and Subsidy Offset Act receipt	$—	$0.1	$5.7	$6.1
Interest income	0.4	0.6	1.2	4.2
Foreign exchange gain	0.5	2.5	0.7	6.4
Other income (expense)	0.7	(0.5)	2.2	(3.7)

Total other income, net	$1.6	$2.7	$9.8	$13.0

12. Derivatives and Hedging Activities

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2010 and June 30, 2009, the fair value of the outstanding foreign currency forwards not designated as hedging instruments, and the charges to income for changes in fair value for these contracts, were not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of March 31, 2010 and June 30, 2009, the total notional amount of floating interest rate contracts was $65.0 million and $45.0 million, respectively. For the three months ended March 31, 2010 and 2009, net gains of $0.6 million and $0.4 million were recorded as a reduction to interest expense, respectively. For the nine months ended March 31, 2010 and 2009, net gains of $1.8 million and $1.0 million were recorded as a reduction to interest expense, respectively. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2010 and June 30, 2009:

March 31, 2010 (in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$1.4	$19.6	$21.9
Other assets	2.5	—	17.5	20.0

Total asset derivatives	$3.4	$1.4	$37.1	$41.9

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current liabilities	$—	$—	$(2.4)	$(2.4)
Other liabilities	—	—	(7.1)	(7.1)

Total liability derivatives	$—	$—	$(9.5)	$(9.5)

June 30, 2009 (in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.2	$—	$0.2
Other assets	2.4	—	—	2.4

Total asset derivatives	$2.4	$0.2	$—	$2.6

Liability Derivatives:
Derivatives designated as hedging instruments:
Other current liabilities	$—	$—	$(22.1)	$(22.1)
Other liabilities	—	—	(10.4)	(10.4)

Total liability derivatives	$—	$—	$(32.5)	$(32.5)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three months ended March 31, 2010 and 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
(in millions)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship:	2010	2009
Commodity contracts	$28.9	$0.7
Foreign exchange contracts	0.5	(0.1)

Total	$29.4	$0.6

	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(in millions)		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship:		2010	2009
Commodity contracts	Cost of sales	$1.2	$(20.8)
Foreign exchange contracts	Net sales	0.5	0.9

Total		$1.7	$(19.9)

The following is a summary of the gains (losses) related to cash flow hedges recognized during the nine months ended March 31, 2010 and 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
(in millions)	Nine Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship:	2010	2009
Commodity contracts	$54.3	$(59.1)
Foreign exchange contracts	0.5	3.7

Total	$54.8	$(55.4)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
(in millions) Derivatives in Cash Flow Hedging Relationship:		Nine Months Ended March 31,
		2010	2009
Commodity contracts	Cost of sales	$(6.4)	$(54.9)
Foreign exchange contracts	Net sales	0.5	(1.6)

Total		$(5.9)	$(56.5)

The Company estimates that $15.5 million of net derivative gains included in OCI as of March 31, 2010 will be reclassified into earnings within the next 12 months. During the quarter ended March 31, 2010, the Company discontinued cash flow hedges for certain future commodity purchases. The Company determined that these future commodity purchases were no longer probable and as a result recognized a previously unrecognized gain on these discontinued hedges of $1.5 million in cost of sales during the quarter ended March 31, 2010. There was no ineffectiveness during the three months and nine months ended March 31, 2010 and 2009.

The changes in other accumulated comprehensive income associated with derivative hedging activities during the nine months ended March 31, 2010 were as follows:

(in millions)
Balance at July 1, 2009	$(17.3)
Current period changes in fair value, net of tax	27.5
Reclassifications to earnings, net of tax	6.7

Balance at March 31, 2010	$16.9

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of March 31, 2010 and June 30, 2009 the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Income Taxes

Generally, income taxes for interim periods are calculated by applying an estimated annual effective tax rate to interim period ordinary income (pre-tax income excluding unusual or infrequently occurring discrete items). The annual effective tax rate applied is derived, in part, based on expected annual pre-tax income. Estimating a reliable annual effective tax rate for the Company has become increasingly difficult given current and expected operating levels during the current fiscal year. Even small changes in forecasted results can result in significant changes in the Company’s annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a reliable estimate, the Company believes that the actual year to date effective tax rate is the best estimate of the annual effective tax rate. As a result, the income tax expense for the nine months ended March 31, 2010 has been computed based on the first nine months of fiscal year 2010 as a discrete period. The tax provision for the three months and nine months ended March 31, 2010 includes a $5.9 million one time non-cash charge to reduce the value of the Company’s deferred tax asset previously established for anticipated retiree health care liabilities.

For the nine months ended March 31, 2010, the Company’s unrecognized tax benefits decreased $8.5 million, which included a $0.7 million increase related to uncertain tax positions taken in prior years and a $0.3 million increase related to interest expense. In addition, the Company’s liabilities for unrecognized tax benefits were reduced by $9.1 million, including interest and penalties, in connection with the completion of certain income tax examinations of which a benefit of $3.2 million was included in the Company’s income tax provision during the quarter ended December 31, 2009. The Company’s liabilities for unrecognized tax benefits were reduced by $0.4 during the quarter ended March 31, 2010 in connection with a settlement with a jurisdiction. The Company’s long-term liability for unrecognized tax benefits was $6.5 million as of March 31, 2010.

Interest and penalties are recognized as a component of income tax expense. During the nine months ended March 31, 2010 and 2009 the Company recognized in income tax expense, $0.5 million and $0.6 million of interest and penalties, respectively. As of March 31, 2010 and June 30, 2009, the amount of interest and penalties accrued was $0.8 million and $2.3 million, respectively.

14. Business Segments

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As a result of a recent customer consolidation, a single customer accounted for 11 percent and 10 percent of the Company’s net sales for the nine months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, on a consolidated basis, two customers accounted for 20 percent and 15 percent of the Company’s net sales, respectively.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Net sales:
Advanced Metals Operations	$234.4	$227.6	$592.7	$775.8
Premium Alloys Operations	102.9	104.3	243.6	337.4
Intersegment	(0.4)	(1.9)	(1.9)	(7.8)

Consolidated net sales	$336.9	$330.0	$834.4	$1,105.4

Operating income (loss):
Advanced Metals Operations	$6.4	$11.2	$3.9	$61.5
Premium Alloys Operations	24.0	15.2	52.1	63.4
Corporate costs	(8.2)	(8.2)	(26.2)	(26.6)
Pension earnings, interest & deferrals	(9.5)	—	(28.4)	(0.1)
Restructuring costs	—	(2.1)	—	(2.1)
Intersegment	0.1	—	0.1	—

Consolidated operating income	$12.8	$16.1	$1.5	$96.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and nine-month periods ended March 31, 2010 and the comparable periods of fiscal year 2009, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

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

A portion of our business consists of sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $0.21 per diluted share versus $0.06 per diluted share in the same quarter last year. Net pension expense is recorded in accounts that are included in both the Cost of sales and Selling, general and administrative expenses lines of our statements of operations. The following is a summary of the classification of net pension expense included in our statements of operations for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2010	2009	2010	2009
Cost of sales	$11.1	$3.0	$33.4	$9.0
Selling, general and administrative expenses	4.2	2.0	12.4	6.2

Total net pension expense	$15.3	$5.0	$45.8	$15.2

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. Due to the decline in the market value of the assets held by the plans as of June 30, 2009, we currently expect that the total net pension expense for fiscal year 2010 will be $61.1 million as compared with $25.0 million, including pension settlement charges of $4.4 million recorded in fiscal year 2009.

Operating Performance Overview

For the quarter ended March 31, 2010, we reported net income of $2.1 million, or $0.05 per diluted share, compared with income for the same period a year earlier of $13.1 million, or $0.30 per diluted share. Our results for the recent quarter included a non-cash charge of approximately $5.9 million or $0.13 per diluted share as a result of the recently enacted health care reform legislation. Under the new legislation, the income tax treatment of the subsidy to encourage companies to provide retiree prescription drug coverage has been changed. The one-time charge reflects a reduction in the value of our deferred tax asset previously established for anticipated retiree health care liabilities under the prior law.

We are continuing to benefit from strengthening end use markets and the expansion of our customer base and product portfolio. We believe that the financial results for the recent third quarter reflect the momentum in our business as we have seen further improvement in our results from our fiscal year 2010 second quarter results. We’ve made solid progress toward our goal of emerging form the recession a stronger and better company, operationally, financially and strategically. In particular, we are well-positioned with customers in attractive end-use markets, we have strong research and development capabilities and we have a world class premium melt capacity to meet customer demand for higher value products.

Results of Operations – Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Net Sales

Net sales for the three months ended March 31, 2010 were $336.9 million, which was a 2 percent increase over the same period a year ago. Excluding surcharge revenue, sales decreased 4 percent. Overall, pounds shipped were 20 percent higher than the third fiscal quarter a year ago.

Geographically, sales outside the United States decreased 6 percent from the same period a year ago to $105.0 million. Net sales in Europe were down 13 percent compared with unusually strong energy sales a year earlier. International sales represented 31 percent of total sales for the quarter ended March 31, 2010 compared to 34 percent for the quarter ended March 31, 2009.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. For fiscal year 2010, we made minor changes in the manner in which sales are classified by end-use market so that we can better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the prior year’s quarter sales by end-use market balances to conform to the current year presentation. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Aerospace	$149.4	$146.5	$2.9	2%
Industrial	74.4	74.4	—	—
Energy	22.9	37.0	(14.1)	(38)
Medical	29.8	29.8	—	—
Consumer	32.8	21.1	11.7	55
Automotive	27.6	21.2	6.4	30

Total net sales	$336.9	$330.0	$6.9	2%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Aerospace	$111.9	$116.2	$(4.3)	(4)%
Industrial	55.3	58.6	(3.3)	(6)
Energy	18.2	31.6	(13.4)	(42)
Medical	25.1	25.3	(0.2)	(1)
Consumer	24.5	17.5	7.0	40
Automotive	21.7	17.5	4.2	24

Total net sales excluding surcharge revenue	$256.7	$266.7	$(10.0)	(4)%

Sales to the aerospace market increased 2 percent from the third quarter a year ago to $149.4 million. Excluding surcharge revenue, sales decreased 4 percent from the third quarter a year ago on 2 percent lower shipment volume. The aerospace market results reflect increased sales of material used in engine components, which was more than offset by lower demand for fasteners.

Industrial market sales remained flat from the third quarter a year ago. Excluding surcharge revenue, sales decreased approximately 6 percent on a 25 percent increase in shipment volume. The current quarter results reflect the increased volumes in shorter lead-time lower value products which resulted in a temporary unfavorable shift in product mix.

Sales to the energy market of $22.9 million reflected a 38 percent decrease from the third quarter a year ago. Excluding surcharge revenue, sales decreased 42 percent from a year ago on lower shipment volume of 34 percent. The year-over-year decline reflects sharply lower volumes for oil and gas applications as excess supply chain inventory reductions continue, along with sluggish orders for materials used in high-capacity industrial gas turbines.

Sales to the medical market remained flat from a year ago. Excluding surcharge revenue, sales decreased 1 percent on higher shipment volume of 12 percent. The increase in volume reflects increased share gain in cobalt-based products used in medical implants. The sales results were negatively impacted by sharply lower titanium prices in the current quarter as compared with the same quarter last year.

Sales to the consumer market increased 55 percent to $32.8 million from a year ago. Excluding surcharge revenue, sales increased 40 percent, while shipment volume increased by 53 percent. The results reflect the re-building of depleted supply chain inventories of lower value, higher volume materials that are primarily used for household-related applications.

Automotive market sales increased 30 percent from the third quarter a year ago to $27.6 million. Excluding surcharge revenue, sales increased 24 percent on 90 percent higher shipment volume. The year-over-year volume increase reflects greater share in lower value materials used in automotive intake valves along with increased demand for stainless steel fuel system components.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Special alloys	$179.2	$179.7	$(0.5)	—%
Stainless steels	114.1	103.4	10.7	10
Titanium products	30.4	33.2	(2.8)	(8)
Other materials	13.2	13.7	(0.5)	(4)

Total net sales	$336.9	$330.0	$6.9	2%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Special alloys	$124.7	$137.5	$(12.8)	(9)%
Stainless steels	89.1	82.6	6.5	8
Titanium products	30.4	33.2	(2.8)	(8)
Other materials	12.5	13.4	(0.9)	(7)

Total net sales excluding surcharge revenue	$256.7	$266.7	$(10.0)	(4)%

Sales of special alloys products remained essentially flat from a year ago. Excluding surcharge revenue, sales decreased 9 percent on a 17 percent increase in shipment volume. The sales decrease principally reflects the decline in demand for special alloys used in the aerospace and energy markets.

Sales of stainless steels increased 10 percent from a year ago to $114.1 million. Excluding surcharge revenue, sales increased 8 percent on 22 percent higher shipment volume. Stainless steels sales benefited from increased shipments of material used in the medical, automotive and consumer markets although the results reflect an unfavorable shift in product mix.

Sales of titanium products decreased 8 percent from a year ago to $30.4 million. Excluding surcharge revenue, sales decreased 8 percent on 8 percent higher volume. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets which was more than offset by the impact of lower titanium prices during the current quarter as compared with the prior year quarter.

Gross Profit

Our gross profit in the third quarter decreased 6 percent to $46.3 million, or 13.7 percent of net sales (18.0 percent of net sales excluding surcharges), as compared with $49.2 million, or 14.9 percent of net sales (18.4 percent of net sales excluding surcharges), in the same quarter a year ago. The impact of higher volumes on the recent quarter’s gross profit was more than offset by a weaker product mix and higher net pension expense. The fiscal year 2009 third quarter was negatively impacted by approximately $11.0 million related to the LIFO effects of reducing inventory in a period of declining nickel prices.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative three-month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2010	2009
Net sales	$336.9	$330.0
Less: surcharge revenue	80.2	63.3

Net sales excluding surcharges	$256.7	$266.7

Gross profit	$46.3	$49.2

Gross margin	13.7%	14.9%

Gross margin excluding dilutive effect of surcharges	18.0%	18.4%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from quarter to quarter. We estimate that the effect of such combined fluctuations had no significant impact on gross margin during the recent quarter and negatively impacted gross margin by approximately 330 basis points during the prior year’s quarter. We estimate that the lag effect of the surcharge mechanism negatively impacted gross margin by approximately 50 basis points during the recent quarter, compared to a positive impact on gross margin of approximately 190 basis points during the prior year’s quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $33.5 million were 10.0 percent of net sales (13.1 percent of net sales excluding surcharges) as compared with $31.0 million or 9.4 percent of net sales (11.6 percent of net sales excluding surcharges) in the same quarter a year ago. Excluding the impact of changes in net pension expense discussed above, selling, general and administrative expenses were essentially flat over last year. The results reflect differences in variable compensation accruals offset by continued reductions in most other areas of our spending.

Operating Income

Our operating income in the third quarter decreased to $12.8 million as compared with $16.1 million in the same quarter a year ago. The lower operating income principally reflects lower gross profit levels and higher selling, general and administrative expenses principally related to net pension expense as discussed above. The results for the fiscal year 2009 third quarter included approximately $2.1 million of restructuring charges associated with the closure of a UK facility.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense and non-recurring restructuring costs from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2010	2009
Net sales	$336.9	$330.0
Less: surcharge revenue	80.2	63.3

Net sales excluding surcharges	$256.7	$266.7

Operating income	$12.8	$16.1
Add back: Pension EID expense	9.5	—
Add back: Restructuring costs	—	2.1

Operating income excluding pension EID expense and restructuring costs	$22.3	$18.2

Operating margin excluding surcharges, pension EID expense and restructuring costs	8.7%	6.8%

Interest Expense

Interest expense for the quarter was $4.5 million, as compared with $3.9 million in the same quarter in the prior year. The increase in interest expense is attributable to lower capitalized interest costs associated with several large construction projects completed during fiscal year 2009.

Other Income, Net

Other income was $1.6 million for the recent quarter compared with $2.7 million in the third quarter a year ago. The decrease principally reflects a reduction in foreign currency exchange gains.

Income Taxes

Our tax provision for the recent quarter was $7.8 million, or 78.8 percent of pre-tax income, versus $1.8 million, or 12.1 percent, for the same quarter a year ago. The income tax provision for the recent quarter reflects the greater impact that our permanent differences had on our effective tax rate as a result of lower pre-tax income. In addition, the tax provision for the recent quarter includes a $5.9 million one time non-cash charge to reduce the value of the Company’s deferred tax asset previously established for anticipated retiree health care liabilities. We anticipate that our effective tax rate for the fourth quarter of fiscal year 2010 will be approximately 26 percent.

Business Segment Results

We have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Three Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$234.4	$227.6	$6.8	3%
Premium Alloys Operations	102.9	104.3	(1.4)	(1)
Intersegment	(0.4)	(1.9)	1.5	79

Total net sales	$336.9	$330.0	$6.9	2%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$184.5	$185.8	$(1.3)	(1)%
Premium Alloys Operations	72.6	82.8	(10.2)	(12)
Intersegment	(0.4)	(1.9)	1.5	79

Total net sales excluding surcharge revenue	$256.7	$266.7	$(10.0)	(4)%

Advanced Metals Operations Segment

Net sales for the quarter ended March 31, 2010 for the AMO segment increased 3 percent to $234.4 million, as compared with $227.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 1 percent on 28 percent higher shipment volume from a year ago. The results reflect increased shipment volume related to higher demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $6.4 million or 2.7 percent of net sales (3.5 percent of net sales excluding surcharge revenue) in the recent quarter, as compared with $11.2 million or 4.9 percent of net sales (6.0 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects an unfavorable shift in product mix during the recent quarter as compared to the same period in the prior year.

Premium Alloys Operations Segment

Net sales for the quarter ended March 31, 2010 for the PAO segment decreased 1 percent to $102.9 million, as compared with $104.3 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 12 percent on 1 percent higher shipment volume from a year ago. The decrease in net sales coupled with a modest increase in shipment volume reflects a marginal shift in product mix during the recent quarter.

Operating income for the PAO segment was $24.0 million or 23.3 percent of net sales (33.1 percent of net sales excluding surcharge revenue) in the recent quarter, compared with $15.2 million or 14.6 percent of net sales (18.4 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income despite lower net sales levels principally reflects the positive impacts associated with the timing of raw material hedges in the current quarter, as compared with negative impacts of the timing of raw material hedges a year ago which more than offset the negative impacts of an unfavorable shift in product mix. In addition, the prior year quarter results were negatively impacted by the LIFO effects of reducing inventories in a period of declining nickel prices.

Results of Operations – Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009

Net Sales

Net sales for the nine months ended March 31, 2010 were $834.4 million, which was a 25 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 23 percent. Overall, pounds shipped were 11 percent lower than a year ago.

Geographically, sales outside the United States decreased 34 percent from the same period a year ago to $262.5 million. International sales represented 32 percent of total sales for the nine months ended March 31, 2010 compared to 36 percent for the nine months ended March 31, 2009.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. As discussed above, we made minor changes in the manner in which sales are classified by end-use market so that we can better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the prior year’s sales by end-use market balances to conform to the current year presentation. The table below includes comparative information for our estimated sales by end-use markets:

	Nine Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2010	2009
Aerospace	$365.8	$461.1	$(95.3)	(21)%
Industrial	187.1	258.6	(71.5)	(28)
Energy	55.1	130.6	(75.5)	(58)
Medical	75.6	85.2	(9.6)	(11)
Consumer	80.8	84.3	(3.5)	(4)
Automotive	70.0	85.6	(15.6)	(18)

Total net sales	$834.4	$1,105.4	$(271.0)	(25)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2010	2009
Aerospace	$279.6	$350.5	$(70.9)	(20)%
Industrial	146.5	184.6	(38.1)	(21)
Energy	44.9	109.1	(64.2)	(59)
Medical	62.7	70.4	(7.7)	(11)
Consumer	61.9	62.4	(0.5)	(1)
Automotive	56.2	64.8	(8.6)	(13)

Total net sales excluding surcharge revenue	$651.8	$841.8	$(190.0)	(23)%

Sales to the aerospace market decreased 21 percent from the nine-month period a year ago to $365.8 million. Excluding surcharge revenue, sales decreased 20 percent from the nine-month period a year ago on 17 percent lower shipment volume. The sales decline reflects lower airplane build levels, reductions of inventory in the supply chain and a less favorable mix of products. We believe the results reflect the tail end of excess inventory in the supply chain for engines and the impacts of the de-stocking of materials used in aerospace fasteners.

Industrial market sales decreased 28 percent from a year ago to $187.1 million. Excluding surcharge revenue, sales decreased approximately 21 percent as a result of a 9 percent decrease in shipment volume. The decline in sales and shipment volume reflects weak manufacturing demand and the impacts of an unfavorable shift in product mix.

Sales to the energy market of $55.1 million reflect a 58 percent decrease from a year ago. Excluding surcharge revenue, sales decreased 59 percent from a year ago on lower shipment volume of 60 percent. The sales results reflect the impacts of excess inventories in the supply chain, as a result of significantly lower oil and gas drilling along with sluggish demand for high-capacity industrial gas turbines.

Sales to the medical market decreased 11 percent to $75.6 million from a year ago. Excluding surcharge revenue, sales decreased 11 percent and shipment volumes increased 4 percent. The shipment volume increase reflects the impact of a moderate increase in demand for stainless steel materials used in medical implants, while the revenue decline is attributable to lower raw material costs for titanium and a less favorable mix of products.

Sales to the consumer market decreased 4 percent to $80.8 million from a year ago. Excluding surcharge revenue, sales decreased 1 percent with shipment volume higher by 11 percent. The results reflect increased demand in all segments along with an unfavorable shift in product mix.

Automotive market sales decreased 18 percent from a year ago to $70.0 million. Excluding surcharge revenue, sales decreased 13 percent on 20 percent higher shipment volume. The results reflect higher volumes associated with a steady upswing in demand from the same period last year coupled with an unfavorable shift in product mix.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Nine Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2010	2009
Special alloys	$448.6	$559.5	$(110.9)	(20)%
Stainless steels	269.7	380.3	(110.6)	(29)
Titanium products	80.9	110.0	(29.1)	(26)
Other materials	35.2	55.6	(20.4)	(37)

Total net sales	$834.4	$1,105.4	$(271.0)	(25)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2010	2009
Special alloys	$321.4	$396.6	$(75.2)	(19)%
Stainless steels	215.3	281.0	(65.7)	(23)
Titanium products	80.9	110.0	(29.1)	(26)
Other materials	34.2	54.2	(20.0)	(37)

Total net sales excluding surcharge revenue	$651.8	$841.8	$(190.0)	(23)%

Sales of special alloys products decreased 20 percent from the nine-month period a year ago to $448.6 million. Excluding surcharge revenue, sales decreased 19 percent on a 5 percent decrease in shipment volume. The decrease principally reflects the decline in demand in the aerospace and energy markets.

Sales of stainless steels decreased 29 percent from a year ago to $269.7 million. Excluding surcharge revenue, sales decreased 23 percent on 14 percent lower shipment volume. The decrease resulted primarily from reduced shipments of materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 26 percent from a year ago to $80.9 million. Excluding surcharge revenue, sales decreased 26 percent on 16 percent lower volume. The results reflect the impact of lower titanium prices, together with decreased demand for titanium products used in the aerospace and medical end-use markets.

Gross Profit

Our gross profit in the nine months ended March 31, 2010 decreased 49 percent to $101.1 million, or 12.1 percent of net sales (15.5 percent of net sales excluding surcharges), as compared with $198.7 million, or 18.0 percent of net sales (23.6 percent of net sales excluding surcharges), in the same period a year ago. The lower gross profit was primarily due to reduced demand levels and correspondingly higher volume-related costs, as well as the higher pension expense that is included in our costs of sales.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative nine-month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2010	2009
Net sales	$834.4	$1,105.4
Less: surcharge revenue	182.6	263.6

Net sales excluding surcharges	$651.8	$841.8

Gross profit	$101.1	$198.7

Gross margin	12.1%	18.0%

Gross margin excluding dilutive effect of surcharges	15.5%	23.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $99.6 million for the nine months ended March 31, 2010 were 11.9 percent of net sales (15.3 percent of net sales excluding surcharges) as compared with $100.5 million or 9.1 percent of net sales (11.9 percent of net sales excluding surcharges) in the same period a year ago. Excluding the impact of changes in net pension expense discussed above, expenses decreased by 8 percent over the same period in the prior year. The improvement reflects the actions we have taken to reduce headcount and discretionary spending such as outside services and travel across the business beginning last fiscal year.

Operating Income

For the nine months ended March 31, 2010, we had operating income of $1.5 million as compared with $96.1 million in the same period a year ago. The decrease principally reflects reduced gross profit levels that were only partially offset by lower selling, general and administrative expenses as discussed above. The results for the nine months ended March 31, 2009 included approximately $2.1 million of restructuring charges associated with the closure of a UK facility.

Operating income has been significantly impacted by our pension EID expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense and non-recurring restructuring costs from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2010	2009
Net sales	$834.4	$1,105.4
Less: surcharge revenue	182.6	263.6

Net sales excluding surcharges	$651.8	$841.8

Operating income	$1.5	$96.1
Add back: Pension EID expense	28.4	0.1
Add back: Restructuring costs	—	2.1

Operating income excluding pension EID expense and restructuring costs	$29.9	$98.3

Operating margin excluding surcharges, pension EID expense and restructuring costs	4.6%	11.7%

Interest Expense

Interest expense for the nine months ended March 31, 2010 was $13.3 million, as compared with $12.1 million in the same period in the prior year. The increase in interest expense is attributable to lower capitalized interest costs associated with several large construction projects, partially offset by the reductions in our outstanding debt compared to prior year.

Other Income, Net

Other income for the nine months ended March 31, 2010 was $9.8 million as compared with $13.0 million for the comparable nine months of fiscal 2009. The reduction primarily reflects lower interest income, as cash investment rates have significantly declined since the prior year as well as decreases in foreign exchange gains.

Income Taxes

Income taxes for the nine months ended March 31, 2010 was an expense of $ 1.8 million, or 90 percent of pre-tax loss versus $28.3 million of expense, or 29.2 percent of pre-tax income, in the same period a year ago. The income tax provision for the nine months ended March 31, 2010 reflects the greater impact that our permanent differences had on our effective tax rate as a result of lower pre-tax income. In addition, the tax provision in the current period includes a one time $5.9 million non-cash charge to reduce the value of the Company’s deferred tax asset previously established for anticipated retiree health care liabilities. We anticipate that our effective tax rate for the fourth quarter of fiscal year 2010 will be approximately 26 percent.

Business Segment Results

The following table includes comparative information for our net sales by our two reportable business segments:

	Nine Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$592.7	$775.8	$(183.1)	(24)%
Premium Alloys Operations	243.6	337.4	(93.8)	(28)
Intersegment	(1.9)	(7.8)	5.9	(76)

Total net sales	$834.4	$1,105.4	$(271.0)	(25)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase / (Decrease)	% Increase / (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$478.1	$595.6	$(117.5)	(20)%
Premium Alloys Operations	175.6	254.0	(78.4)	(31)
Intersegment	(1.9)	(7.8)	5.9	(76)

Total net sales excluding surcharge revenue	$651.8	$841.8	$190.0	(23)%

Advanced Metals Operations Segment

Net sales for the nine months ended March 31, 2010 for the AMO segment decreased 24 percent to $592.7 million, as compared with $775.8 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 20 percent on 5 percent lower shipment volume from a year ago. The results reflect the impacts of lower demand in the automotive, industrial and consumer markets as well as an unfavorable shift in product mix along with competitive pricing pressure.

Operating income for the AMO segment was $3.9 million or 1.0 percent of net sales (1.0 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2010, as compared with operating income of $61.5 million or 7.9 percent of net sales (10.3 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects lower shipment volume and an unfavorable shift in product mix during the recent period, as compared to the same period in the prior year. The prior year nine month period’s operating income also included the positive impacts of the lag effect of the surcharge mechanism as compared with a negative impact of the lag effect in the current nine-month period results.

Premium Alloys Operations Segment

Net sales for the nine months ended March 31, 2010 for the PAO segment decreased 28 percent to $243.6 million, as compared with $337.4 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 31 percent on 28 percent lower shipment volume from a year ago. Both the sales and shipment volume decreases were due to lower demand, particularly in our aerospace and energy markets.

Operating income for the PAO segment was $52.1 million or 21.4 percent of net sales (30.0 percent of net sales excluding surcharge revenue) during the nine months ended March 31, 2010, compared with $63.4 million or 18.8 percent of net sales (25.0 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income principally reflects the lower shipment volume in the current period, which was only partially offset by the positive impacts associated with the timing of raw material hedges in the current period and the negative impacts of the timing of raw material hedges a year ago.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $370 million as of March 31, 2010, together with cash generated from operations and available borrowing capacity of approximately $196 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $20.0 million and other obligations for the foreseeable future.

In November 2009, we entered into a new revolving credit facility that expires November 2012 and contains a revolving credit commitment amount of $200 million. As of March 31, 2010, we had $4.0 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($196.0 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio.

As of March 31, 2010, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of March 31, 2010:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.0 to 1.0 (minimum)	5.0 to 1.0
Consolidated debt to capital	55% (maximum)	30%

During the nine months ended March 31, 2010, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was $17.0 million as compared to a negative $60.3 million for the same period a year ago. The free cash flow in the nine months ended March 31, 2010 as compared with the same period in the prior year principally reflects the lower capital expenditures in the current period as well as the lower year over year increase in working capital levels. We continue to actively manage working capital levels through robust processes that balance our cash objectives. These positive impacts were partially offset by the lower net income levels in the current period.

Capital expenditures for plant, equipment and software were $27.1 million for the nine months ended March 31, 2010, as compared with $94.9 million for the same period a year ago. We expect to finish the fiscal year with about $50 million of capital expenditures. A significant portion of the prior year period’s capital expenditures related to the expansion of our premium melt facilities.

Dividends during the nine months ended March 31, 2010 were $23.9 million, as compared with $23.6 million in the same period last year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2010	2009	2010	2009
Pension plans expense	$13.5	$4.4	$40.5	$13.4
Other postretirement benefit plans expense	1.8	0.6	5.3	1.8

	15.3	5.0	45.8	15.2
Income tax benefit	(5.9)	(2.2)	(17.9)	(6.5)

Net pension expense	$9.4	$2.8	$27.9	$8.7

Weighted average diluted common shares	44.4	44.0	43.9	44.2

Net pension expense per diluted share	$0.21	$0.06	$0.64	$0.19

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period.

Net Sales and Gross Margin Excluding Surcharges

This report includes discussions of net sales and gross margin as adjusted to exclude the impact of raw material surcharges, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales and gross margin provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. See our earlier discussion of gross profit for a reconciliation of net sales and gross margin excluding surcharges to net sales as determined in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharges, Pension EID Expense and Restructuring Costs

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges, pension EID expense and non-recurring restructuring costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense and non-recurring restructuring costs from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense and non-recurring restructuring costs to operating income and operating margin determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
(in millions)	2010	2009
Net cash provided from operating activities	$67.1	$44.8
Net proceeds from sales of businesses	—	13.4
Purchases of property, equipment and software	(27.1)	(94.9)
Proceeds from disposals of property and equipment	0.9	—
Dividends paid	(23.9)	(23.6)

Free cash flow	$17.0	$(60.3)

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the nine months ended March 31, 2010, no new accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $6.8 million and $6.9 million, respectively, at March 31, 2010 and June 30, 2009.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. We intend to continue to defend against the claims in this case, but are unable to predict the outcome of the proceedings at this time. As of March 31, 2010 and June 30, 2009, we recorded a liability related to this case of $21.8 and $21.5 million, respectively.

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

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the net remaining reserve recorded as of March 31, 2010 of $2.2 million is a reasonable estimate of the probable loss that will result from the investigation. We do not expect that any additional material liabilities will be incurred.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of March 31, 2010.

Other

We are defending various routine claims and legal actions that are incidental to our business, and we are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total liability from these matters will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters, or that any future lawsuits, claims, proceedings or investigations, will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Critical Accounting Policies and Estimates

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the LIFO method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Because we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

Recent Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, Recent Accounting Standards, of Notes to Consolidated Financial Statements, included in Part I, Item 1, “Financial Statements” of this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2009. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on our business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) the volatility of, and our ability to recoup increases in, the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to us, our customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania and for which there may be limited alternatives if there are significant equipment failures or catastrophic events; and (14) our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. As of March 31, 2010, we had approximately $26.0 million of deferred net gains related to commodity forward contracts, which includes approximately $30.1 million of deferred net gain related to commodity forward contracts entered into to support sales under firm price sales arrangements to two customers. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. These customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2010 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements.” of this Quarterly Report on Form 10-Q. Assuming on March 31, 2010, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.	Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2010. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. We are not aware of any material proceedings in which any of our directors, officers, or affiliates, or any owners of more than five percent of any class of voting securities, or any associate of any of those persons, is a party adverse to us or in which any of them has a material interest adverse to our interests or those of our subsidiaries. There is no administrative or judicial proceeding arising under any Federal, State or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that (1) is material to our business or financial condition, (2) involves a claim for damages, potential monetary sanctions or capital expenditures exceeding ten percent of our current assets, (3) includes a governmental authority as a party or (4) involves potential monetary sanctions in excess of $100,000.

Item 1A.	Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 6.	Exhibits

Exhibit No.	Description

31 (A)	Certification of Interim Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: May 5, 2010	/S/ K. DOUGLAS RALPH
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer