Form 10-K
period 2010-06-30
CARPENTER TECHNOLOGY CORP
filed 2010-08-20
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2009 was $1,178,058,288, based on the closing price per share of the registrant’s common stock on that date of $26.95 as reported on the New York Stock Exchange.

As of August 13, 2010, 43,965,853 shares of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2010 definitive Proxy Statement are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(a)	General Development of Business:

Carpenter Technology Corporation is engaged in the manufacturing, fabrication and distribution of specialty metals. As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

(b)	Financial Information About Segments:

We are organized in two reportable business segments: Advanced Metals Operations and Premium Alloys Operations. See Note 20 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional segment reporting information.

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

Our business depends on continued delivery of critical raw materials for our day-to-day operations. These raw materials include nickel, cobalt, chromium, manganese, molybdenum, titanium, iron and scrap containing iron and nickel. Some of the sources of these raw materials, many of which are international, could be subject to potential interruptions of supply as a result of political events, labor unrest or other reasons. These potential interruptions could cause material shortages and affect availability and price. We have arrangements with certain vendors to provide consigned materials at our manufacturing facilities available for our consumption as necessary.

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

We own a number of United States and international patents and have granted licenses under some of them. In addition, certain products that we produce are covered by patents held or owned by other companies from whom licenses have been obtained. The duration of a patent issued in the United States is between 14 and 20 years from the date of filing a patent application or issuance of the patents. The duration of patents issued outside of the United States vary from country to country. Generally, patent licenses are structured to match the duration of the underlying patent. Although these patents and licenses are believed to be of value, we do not consider our business to be materially dependent upon any single such item or related group of such items.

(5)	Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest – principally because of annual plant vacation and maintenance shutdowns by us as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products, as we experienced in the last two fiscal years, can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended

	2010	2009	2008
September 30,	19%	30%	23%
December 31,	22	27	23
March 31,	28	24	26
June 30,	31	19	28

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. One customer, Precision Castparts Corporation, accounted for 10 percent of our net sales during fiscal year 2010. There were no significant individual customer sales that accounted for more than 10 percent of our net sales during fiscal years 2009 and 2008. See Note 20 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional information.

(7)	Backlog:

As of June 30, 2010, we had a backlog of orders, believed to be firm, of approximately $351 million, substantially all of which is expected to be shipped within fiscal year 2011. Our backlog as of June 30, 2009 was approximately $230 million.

(8)	Competition:

Our business is highly competitive. We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography. We are leaders in specialty materials for critical applications with over 120 years of metallurgical and manufacturing expertise. A significant portion of the products we produce are highly engineered materials for demanding applications. There are several large domestic companies producing one or more similar products that we consider our major competitors for these demanding applications, particularly in our aerospace and energy end-use markets. Our experience, technical capabilities, product offerings and research and development efforts that we have in our niche markets represent barriers to existing and potential competitors.

There are several dozen smaller producing companies and converting companies that are also competitors as well as several hundred independent distributors of products similar to those distributed by us. Additionally, numerous foreign companies produce various specialty metal products similar to those produced by us. Furthermore, a number of different products may, in certain instances, be substituted for our finished products.

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

Under the provisions of the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”), which was signed into law on October 28, 2000, we have received distributions from the United States Customs Service (“Customs”). Under the Act, Customs establishes special accounts for funds to be distributed annually to eligible domestic producers. The special accounts are sourced with duties collected by Customs on pre-existing anti-dumping or countervailing duty orders. We have received distributions under the Act totaling $5.7 million, $6.1 million and $8.4 million in fiscal years 2010, 2009 and 2008, respectively. We currently believe that we will not receive any additional significant distributions as the Act has expired.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $17.8 million, $15.4 million and $14.4 million in fiscal years 2010, 2009 and 2008, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes is an important factor in the success of the Company. Our strong commitment to setting new industry standards is evidenced by our Specialty Alloys Research and Development Center, where teams work in areas such as physical metallurgy, analytical chemistry, applied physics and process and systems development. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals works closely with our customers to identify and provide innovative solutions to specific product requirements.

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

Our costs of maintaining and operating environmental control equipment were $10.7 million, $12.6 million and $12.6 million for fiscal years 2010, 2009 and 2008, respectively. The capital expenditures for environmental control equipment were $0.1 million, $0.4 million and $0.2 million for fiscal years 2010, 2009 and 2008, respectively. We anticipate spending approximately $1.7 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.8 million in fiscal year 2011 and fiscal year 2012. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2010, our total workforce consisted of approximately 3,000 employees, which included approximately 100 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2013.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $377.8 million, $477.0 million and $655.8 million in fiscal years 2010, 2009 and 2008, respectively. Long lived assets held outside of the United States were $6.0 million and $7.2 million as of June 30, 2010 and 2009.

For further information on domestic and international sales, see Note 20 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(e)	Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2010. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Item 1A.	Risk Factors

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

The worldwide economic downturn has had a significant impact on global manufacturing activity, which in turn has affected demand throughout our customer base. If these global economic conditions do not improve or worsen, our results of operations and financial condition could be materially adversely affected.

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

Periods of reduced demand and excess supply as well as the availability of substitute lower cost materials can adversely affect our ability to price and sell our products at the profitability levels we require to be successful.

Additional worldwide capacity and reduced demand for our products could significantly impact future worldwide pricing which would adversely impact our results of operations and financial condition. In addition, continued availability of lower cost, substitute materials may also cause significant fluctuations in future results as our customers opt for a lower cost alternative.

We change prices on certain of our products from time-to-time. In addition to the above general competitive impact along with other market conditions and various economic factors, beyond our control can adversely affect the timing of our pricing actions. The effects of any pricing actions may be delayed due to long manufacturing lead times or the terms of existing contracts. There is no guarantee that pricing actions implemented will be able to maintain the Company’s profit margin levels.

We rely on third parties to supply certain raw materials that are critical to the manufacture of our products and we may not be able to access alternative sources of these raw materials if the suppliers are unwilling or unable to meet our demand.

Certain critical raw material costs, such as nickel, cobalt, chromium, manganese, molybdenum, titanium, iron, and scrap containing iron and nickel, have been volatile due to factors beyond our control. We are able to mitigate most of the adverse impact of rising raw material costs through raw material surcharges, indices to customers and raw material forward contracts, but changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

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

We have obligations to provide substantial benefits to active and current employees, and most of these costs are paid by the Company and are not covered by insurance. In addition, certain employees are covered by defined benefit pension plans, with the majority of our plans covering employees in the United States. Many domestic and international competitors do not provide defined benefit plans and/or retiree health care plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. We currently expect to make approximately $4 million and $19 million in required contributions to the plan during fiscal year 2011 and 2012, respectively. A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to fund pension contributions in the future could have a material adverse effect on our results of operations and financial condition.

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

When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. In many cases, we are not able to determine whether we are liable, or if liability is probable, to reasonably estimate the loss or range of loss. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number and financial condition of other PRP’s, as well as the extent of their responsibility for the remediation. We adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our financial condition or results of operations.

Our manufacturing processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other “Greenhouse Gases”, and pending legislation or regulation of Greenhouse Gases, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

Political and scientific debates related to the impacts of emissions of greenhouse gases on the global climate are prevalent. Regulation or some form of legislation aimed at reducing the Greenhouse Gas emissions is currently being considered in the United States as well as globally. As a specialty alloy manufacturer, we will be affected, both directly and indirectly, if proposed climate change legislation, such as use of a “cap and trade”, is enacted which could have a material adverse impact on our results of operations, financial condition and cash flows.

Product liability and product quality claims could adversely affect our operating results.

We produce ultra high-strength, high temperature and corrosion-resistant alloys designed for our customers’ demanding applications particularly in our aerospace and energy-end use markets. Failure of the materials that are included in our customers’ applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us. We have a complex manufacturing process necessary to meet our customers’ stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on the results of our operations, financial condition and cash flows.

Our business subjects us to risks of litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

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

We believe that international sales, which are associated with various risks, will continue to account for a significant percentage of our future revenues.

Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world’s economies; accounts receivable collection; export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into dollars). In addition, we will need to invest in building our capabilities and infrastructure to meet our international growth goals. Any of these factors could materially adversely affect our results for the period in which they occur.

We value most of our inventory using the LIFO method, which could be repealed resulting in adverse affects on our cash flows and financial condition.

The cost of our inventories is primarily determined using the Last-In First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. Recent proposals have been initiated aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its first-in, first-out (“FIFO”) value. As of June 30, 2010, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been about $332 million higher. This increase in inventory would result in a one time increase in taxable income which would be taken into account ratably over the first taxable year and the following several taxable years. The repeal of LIFO could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

	Fiscal Year 2010		Fiscal Year 2009
Quarter Ended:	High	Low	High	Low
September 30,	$25.66	$16.87	$42.65	$24.79
December 31,	$27.90	$20.83	$25.17	$11.93
March 31,	$36.60	$26.54	$23.89	$12.15
June 30,	$42.52	$32.83	$24.74	$14.42

Annual	$42.52	$16.87	$42.65	$11.93

The range of our common stock price on the NYSE from July 1, 2010 to August 13, 2010 was $31.67 to $38.11. The closing price of the common stock was $32.53 on August 13, 2010.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.18 per common share during each quarter of fiscal years 2010 and 2009.

As of August 13, 2010, there were 3,090 common stockholders of record.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap Index and our Peer Group for each of the last five fiscal years ended June 30, 2010. The cumulative total return assumes an investment of $100 on June 30, 2005 and the reinvestment of any dividends during the period. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. The companies in our Peer Group are: AK Steel Holding Corp., Allegheny Technologies, Inc., Daido Steel Company Limited, Gloria Material Technology Corp., Haynes International Inc., Kennametal Inc., Ladish Company Inc., Parker-Hannifin Corp., Precision Industries Castparts Corp., Reliance Steel and Aluminum Company, RTI International Metals Inc., Sandvik AB, Schmolz + Bichenbach AG, Steel Dynamics Inc., The Timken Company, Titanium Metals Corp., Universal Stainless & Alloy Products, Voestalpine AG. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

	6/05	6/06	6/07	6/08	6/09	6/10
Carpenter Technology Corporation	100.00	224.74	255.81	173.19	85.37	138.47
S&P Midcap 400	100.00	112.98	133.89	124.07	89.30	111.56
Peer Group	100.00	181.13	287.03	257.14	136.90	180.07

Item 6.	Selected Financial Data

Five-Year Financial Summary

In millions, except per share data

(Fiscal years ended June 30,)

	2010	2009(a)	2008(b)	2007	2006
Summary of Operations:
Net sales	$1,198.6	$1,362.3	$1,953.5	$1,839.0	$1,465.2
Operating income	11.7	64.0	293.6	304.4	293.4
Income from continuing operations	2.1	47.9	200.5	215.2	200.3
Income from discontinued operations, net	—	—	77.2	12.0	11.5

Net income	$2.1	$47.9	$277.7	$227.2	$211.8

Financial Position at Year-End:
Cash and cash equivalents	$265.4	$340.1	$403.3	$300.8	$352.8
Marketable securities, current	$105.2	$15.0	$5.3	$372.7	$141.8
Total assets	$1,583.2	$1,497.4	$1,712.2	$2,025.7	$1,887.9

Long-term obligations, net of current portion (including convertible preferred stock)	$259.6	$258.6	$276.7	$299.5	$351.1
Per Common Share:
Net earnings:
Basic
Continuing operations	$0.04	$1.08	$4.11	$4.16	$3.94
Discontinued operations	$—	$—	$1.59	$0.24	$0.23

	$0.04	$1.08	$5.70	$4.40	$4.17

Diluted
Continuing operations	$0.04	$1.08	$4.11	$4.09	$3.82
Discontinued operations	$—	$—	$1.58	$0.23	$0.22

	$0.04	$1.08	$5.69	$4.32	$4.04

Cash dividend-common	$0.72	$0.72	$0.63	$0.4875	$0.30

Weighted Average Common Shares Outstanding:
Basic	43.9	43.9	48.5	51.5	50.5

Diluted	44.4	44.2	48.7	52.5	52.2

(a)	Fiscal year 2009 included $9.4 million of restructuring charges related to the shutdown and closure of our U.K. metal strip manufacturing operations. See “Restructuring Charges” footnote in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.
(b)	Fiscal year 2008 included a $109.6 million pre-tax gain on the sale of our ceramics and metals shapes businesses. The results of operations of the divested business units prior to the divestitures are presented as discontinued operations. See “Divestitures and Acquisition” footnote in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

See Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that affect the comparability of the “Selected Financial Data”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Our discussions below in this Item 7 should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report on Form 10-K.

We are engaged in the manufacturing, fabrication, and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Fiscal Year
($ in millions, except per share data)	2010	2009	2008
Net sales	$1,198.6	$1,362.3	$1,953.5
Net sales excluding surcharges (1)	$921.7	$1,055.2	$1,369.0
Operating income excluding pension EID expense and restructuring costs (1)	$49.6	$73.5	$315.3
Income from continuing operations	$2.1	$47.9	$200.5
Net income	$2.1	$47.9	$277.7
Diluted earnings per share from continuing operations	$0.04	$1.08	$4.12
Diluted earnings per share	$0.04	$1.08	$5.70
Purchases of property, equipment and software	$44.2	$116.3	$118.9
Free cash flow (1)	$40.1	$11.2	$213.4
Pounds sold (in thousands) (2)	170,820	167,040	223,460

(1)	See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.
(2)	Includes specialty and titanium alloys, stainless steel and powder materials

Our sales are across a diversified list of end-use markets. The table below summarizes our estimated sales by market over the past three fiscal years.

	Fiscal Year
($ in millions)	2010		2009		2008
Aerospace	$519.7	43%	$582.9	43%	$744.4	38%
Industrial	275.0	23	310.4	23	465.4	23
Energy	79.8	7	152.0	11	229.5	12
Medical	104.4	9	113.5	8	132.1	7
Consumer	119.1	10	104.3	8	169.0	9
Automotive	100.6	8	99.2	7	213.1	11

Total net sales	$1,198.6	100%	$1,362.3	100%	$1,953.5	100%

The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
($ in millions)	2010		2009		2008
Special alloys	$637.8	54%	$694.6	51%	$1,019.8	53%
Stainless steels	398.3	33	460.1	34	668.1	34
Titanium products	112.4	9	141.4	10	180.6	9
Other materials	50.1	4	66.2	5	85.0	4

Total net sales	$1,198.6	100%	$1,362.3	100%	$1,953.5	100%

Impact of Raw Material Prices and Product Mix

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

The volatility of the costs of raw materials has impacted our operations over the past several years. We, and others in our industry, generally have been able to pass cost increases on major raw materials through to our customers using surcharges that are structured to recover increases in raw material costs. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month, which correlates to the prices we pay for our raw material purchases. However, a portion of our surcharges may be calculated based on the raw material prices at the time of order, which creates a lag between surcharge revenue and corresponding raw material costs recognized in costs of sales. The surcharge mechanism protects our net income on such sales. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this report.

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

Net Pension Expense (Income)

Net pension expense (income), as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our statements of income. The following is a summary of the classification of net pension expense included in our statements of income during fiscal years 2010, 2009 and 2008:

	Fiscal Year
($ in millions)	2010	2009	2008
Cost of sales	$44.6	$12.0	$(3.7)
Selling, general and administrative expenses	16.7	8.6	3.6
Pension settlement charges included in restructuring charges	—	4.4	—

Net pension expense (income)	$61.3	$25.0	$(0.1)

Net pension expense (income) is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. The following is a summary of the components of net pension expense during fiscal year 2010, 2009 and 2008:

	Fiscal Year
($ in millions)	2010	2009	2008
Service cost	$23.3	$20.2	$21.6
Pension earnings, interest and deferrals	38.0	0.4	(21.7)
Pension settlement charges included in restructuring charges	—	4.4	—

Net pension expense (income)	$61.3	$25.0	$(0.1)

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. Pension earnings, interest and deferrals expenses is impacted by the financial markets and increased significantly during fiscal year 2010 and 2009 principally due to the decline in market value of the securities held by the plans as of June 30, 2009 and 2008.

Operating Performance Overview

Market conditions were challenging at the start of fiscal year 2010. As we ended the fiscal year, we are encouraged with the strength and momentum of the business. Our forward order book is robust. Our utilization rates are increasing and we are adding production workers. It is critical that we remain well positioned to meet growing customer demand as it unfolds.

Fiscal year 2010 highlights include the following:

•	We increased our share in key markets by enhancing our relationships with key customers and diversifying our customer base.

•	We invested further in research and development, which will lead to a more robust new product pipeline and make an important contribution to overall growth.

•	We have increased our external collaboration efforts to position us at the forefront of new technology and innovation which will help us grow the strategic parts of our business.

•	We strengthened our financial position, which should enable us to pursue growth opportunities.

We had a solid year of cash flow performance and remain financially strong. We are excited about our long-term growth opportunities, particularly in aerospace and energy and we remain focused on ultimately exceeding our prior peak level of financial performance.

Results of Operations – Fiscal Year 2010 Compared to Fiscal Year 2009

For fiscal year 2010, we reported net income of $2.1 million, or $0.04 per diluted share, compared with income of $47.9 million, or $1.08 per diluted share, a year earlier. Our fiscal year 2010 results reflect a trend of improving revenues and profit throughout the fiscal year. For fiscal year 2010 lower revenues and the impacts of an unfavorable shift in product mix have been offset by cost improvement initiatives. In addition, as discussed above, our net income results reflect the $36.3 million increase in our net pension expense in fiscal year 2010.

Net Sales

Net sales for fiscal year 2010 were $1,198.6 million, which was a 12 percent decrease from fiscal year 2009. Excluding surcharge revenues, sales were 13 percent lower than a year earlier on 3 percent higher volume.

Geographically, sales outside the United States decreased 21 percent from a year ago to $377.8 million. International sales remained fairly consistent as a percentage of our total net sales, representing 32 percent and 35 percent for fiscal year 2010 and fiscal year 2009, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. During fiscal year 2010, we changed the manner in which sales are classified by end-use market so that we could better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the fiscal year 2009 sales by end-use market balances to conform to the fiscal year 2010 presentation. The following table includes comparative information for our estimated net sales by principal end-use markets:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2010	2009	(Decrease)	(Decrease)
Aerospace	$519.7	$582.9	$(63.2)	(11)%
Industrial	275.0	310.4	(35.4)	(11)
Energy	79.8	152.0	(72.2)	(48)
Medical	104.4	113.5	(9.1)	(8)
Consumer	119.1	104.3	14.8	14
Automotive	100.6	99.2	1.4	1

Total net sales	$1,198.6	$1,362.3	$(163.7)	(12)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2010	2009	(Decrease)	(Decrease)
Aerospace	$395.1	$450.0	$(54.9)	(12)%
Industrial	207.9	228.4	(20.5)	(9)
Energy	63.9	126.7	(62.8)	(50)
Medical	86.9	94.7	(7.8)	(8)
Consumer	89.1	79.1	10.0	13
Automotive	78.8	76.3	2.5	3

Total net sales excluding surcharge revenues	$921.7	$1,055.2	$(133.5)	(13)%

Sales to the aerospace market decreased 11 percent from fiscal year 2009 to $519.7 million. Excluding surcharge revenue, such sales decreased 12 percent on 8 percent lower shipment volume. The sales decline reflects lower airplane build levels, reductions of inventory in the supply chain and a less favorable mix of products.

Industrial market sales decreased 11 percent from fiscal year 2009 to $275.0 million. Adjusted for surcharge revenue, such sales decreased approximately 9 percent while volumes increased 6 percent. The results reflect the higher demand for lower value products sold primarily through distributors. Industrial markets continue to show signs of steady improvement. With many of our larger customers in this segment, our first and second quarter backlogs of fiscal year 2011 are already full.

Sales to the energy market of $79.8 million reflected a 48 percent decrease from the fiscal year 2009. Excluding surcharge revenue, such sales decreased 50 percent on 48 percent lower shipment volume. The sales results reflect the impacts of excess inventories in the supply chain, as a result of significantly lower oil and gas drilling along with sluggish demand for high-capacity industrial gas turbines. We are continuing to focus on diversifying our customer base, market segments served and product offerings in the broader energy market. We think that the energy market has the potential to be our fastest growing market.

Sales to the medical market decreased 8 percent to $104.4 million from a year ago. Adjusted for surcharge revenue, such sales decreased 8 percent, while volumes increased 7 percent. The shipment volume increase reflects the impact of an increase in demand for stainless steel materials used in medical implants and gains in market share with key customers, while the revenue decline is attributable to lower raw material costs for titanium and a less favorable mix of products.

Sales to the consumer market increased 14 percent to $119.1 million from a year ago. Adjusted for surcharge revenue, such sales increased 13 percent with shipment volume higher by 24 percent. The results reflect increased demand in all segments along with an unfavorable shift in product mix.

Automotive market sales increased 1 percent from the fiscal year 2009 to $100.6 million. Excluding surcharge revenue, such sales increased 3 percent on 40 percent higher shipment volume. The results reflect higher volumes associated with a steady upswing in demand from the same period last year coupled with an unfavorable shift in product mix. Our objective is to increase our participation with long-standing customers to provide higher value components for engine applications.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$	%
($ in millions)	2010	2009	Decrease	Decrease
Special alloys	$637.8	$694.6	$(56.8)	(8)%
Stainless steels	398.3	460.1	(61.8)	(13)
Titanium products	112.4	141.4	(29.0)	(21)
Other materials	50.1	66.2	(16.1)	(24)

Total net sales	$1,198.6	$1,362.3	(163.7)	(12)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2010	2009	Decrease	Decrease
Special alloys	$449.6	$499.2	$(49.6)	(10)%
Stainless steels	311.7	349.8	(38.1)	(11)
Titanium products	112.4	141.4	(29.0)	(21)
Other materials	48.0	64.8	(16.8)	(26)

Total net sales excluding surcharge revenues	$921.7	$1,055.2	$(133.5)	(13)%

Sales of special alloys products decreased 8 percent in fiscal year 2010 as compared with a year ago to $637.8 million. Excluding surcharge revenue, sales decreased 10 percent on a 5 percent increase in shipment volume. The sales results principally reflect the decline in demand from the higher value aerospace and energy market products.

Sales of stainless steels decreased 13 percent as compared with a year ago. Excluding surcharge revenues, such sales decreased by 11 percent on a 1 percent higher shipment volume. The results reflect a moderate increase in demand that was more than offset by an unfavorable shift in product mix in materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 21 percent as compared with a year ago on 8 percent lower shipment volume. The results reflect the impact of significantly lower titanium prices and decreased demand for titanium products used in the aerospace end-use market.

Gross Profit

Gross profit in fiscal year 2010 decreased to $144.8 million, or 12.1 percent of net sales (15.7 percent of net sales excluding surcharges), from $207.2 million, or 15.2 percent of net sales (19.6 percent of net sales excluding surcharges), a year ago. The results primarily reflect the favorable impacts of higher volumes and cost savings initiatives in fiscal year 2010 offset by an unfavorable shift in product mix and the higher net pension expense included in costs of sales during fiscal year 2010.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2010 and 2009. See the section “Non-GAAP Financial Measures” below for further discussion of these financial metrics.

	Fiscal Year
($ in millions)	2010	2009
Net sales	$1,198.6	$1,362.3
Less: surcharge revenue	276.9	307.1

Net sales excluding surcharges	$921.7	$1,055.2

Gross profit	$144.8	$207.2

Gross margin	12.1%	15.2%

Gross margin excluding dilutive effect of surcharges	15.7%	19.6%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from year to year. We estimate that the effect of such combined fluctuations had no impact on gross margin in fiscal year 2010 and negatively impacted gross margin by 90 basis points in fiscal year 2009. We estimate that the lag effect of the surcharge mechanism negatively impacted gross margin by approximately 150 basis points during fiscal year 2010, compared to a positive impact on gross margin of approximately 100 basis points during fiscal year 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2010 were $133.1 million, or 11.1 percent of net sales (14.4 percent of net sales excluding surcharges), compared to $133.8 million, or 9.8 percent of net sales (12.7 percent of net sales excluding surcharges), in fiscal year 2009. Excluding the impact of changes in net pension expense discussed above, expenses decreased by 7 percent over fiscal year 2009.

Restructuring Charges

During fiscal year 2009, we recorded $9.4 million of restructuring charges associated with the closure of our metal strip manufacturing facility in the United Kingdom (“U.K.”). The charges recorded consisted principally of pension settlement charges from the elimination of a U.K. defined benefit pension plan, certain asset write-downs, payments of employee severance costs and other exit costs.

Operating Income

Our operating income in fiscal year 2010 decreased to $11.7 million as compared with $64.0 million in fiscal year 2009. The lower operating income principally reflects lower gross profit levels. The results for fiscal year 2009 included approximately $9.4 million of restructuring charges associated with the closure of a UK facility.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) portion of our net pension expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense and restructuring costs from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and restructuring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

($ in millions)	Fiscal Year
	2010	2009
Net sales	$1,198.6	$1,362.3
Less: surcharge revenue	276.9	307.1

Net sales excluding surcharges	$921.7	$1,055.2

Operating income	$11.7	$64.0
Add back: Pension EID expense	37.9	0.1
Add back: Restructuring costs	—	9.4

Operating income excluding pension EID expense and restructuring costs	$49.6	$73.5

Operating margin excluding surcharges, pension EID expense and restructuring costs	5.4%	7.0%

Interest Expense

Fiscal year 2010 interest expense of $17.8 million increased 11 percent from $16.1 million in fiscal year 2009. Interest on substantially all of our debt was at a fixed rate. The increase in interest expense is attributable to the $3.0 million decrease in the amount of interest capitalized associated with ongoing construction projects during fiscal year 2010 as compared with fiscal year 2009 which was offset by the reductions in outstanding debt related to current year repayments.

Other Income, Net

Other income for fiscal year 2010 was $10.8 million as compared with $15.1 million a year ago. The decrease principally reflected lower returns on invested cash balances and less foreign exchange gains in fiscal year 2010 as compared with fiscal year 2009.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2010 was 55.3 percent as compared to 24.0 percent in fiscal year 2009. The fiscal year 2010 tax rate was higher than the statutory rate of 35 percent, primarily due to the following items. We recorded an income tax expense charge in the amount of $5.9 million to reduce the value of the Company’s deferred tax asset previously established for anticipated retiree health care liabilities. Offsetting this amount, there was a reduction in income tax expense in the amount of $3.2 million due to the reversal of certain unrecognized tax benefits due to the lapse of certain statutes of limitations. Our lower taxable income level also resulted in our permanent book to tax differences having a more significant impact on the effective tax rate.

The fiscal year 2009 tax rate was lower than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense in the amount of $3.5 million or 5.6 percent of pre-tax income related to research and development tax credits. In addition, there was a reduction in income tax expense in the amount of $3.3 million or 5.2 percent which was primarily due to the reversal of certain unrecognized tax benefits due to the lapse of certain statutes of limitations. These items were partially offset by an increase in tax expense in the amount of $4.6 million or 7.4 percent related to additional valuation allowance on deferred tax assets for state net operating losses. Our lower taxable income level generated a more significant impact on the effective tax rate for these items.

See Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 20 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data.”

Advanced Metals Operations Segment

Net sales in fiscal year 2010 for the AMO segment were $853.0 million, as compared with $957.4 million in fiscal year 2009. Excluding surcharge revenues, sales decreased 10 percent from a year ago. The fiscal year 2010 net sales reflected an increase in pounds shipped of 8 percent as compared to fiscal year 2009. The results reflects higher demand in the automotive, industrial and consumer markets more than offset by an unfavorable shift in product mix.

Operating income for the AMO segment in fiscal year 2010 was $11.8 million, or 1.4 percent of net sales (1.7 percent of net sales excluding surcharge revenues), compared to $34.1 million, or 3.6 percent of net sales (4.5 percent of net sales excluding surcharge revenues), a year ago. The decrease in operating income reflects an unfavorable shift in product mix during fiscal year 2010, as compared to fiscal year 2009. In addition, fiscal year 2009 operating income included the positive impacts of the lag effect of the surcharge mechanism as compared with a negative impact of the lag effect in fiscal year 2010.

Premium Alloys Operations Segment

Net sales for fiscal year 2010 for the PAO segment decreased 16 percent to $348.3 million as compared with $413.2 million for fiscal year 2009. Excluding surcharge revenues, net sales decreased 20 percent on 16 percent lower shipment volumes. Both the sales and shipment volume decreases were due to lower demand, particularly in our energy end use market.

Operating income for the PAO segment for fiscal year 2010 was $71.2 million, or 20.4 percent of net sales (28.6 percent of net sales excluding surcharge revenues), as compared with $76.9 million, or 18.6 percent of net sales (24.7 percent of net sales excluding surcharge revenues) for fiscal year 2009. The decrease in operating income principally reflects the lower shipment volume in the current year as well as an unfavorable shift in product mix. In addition, fiscal year 2009 operating income included negative impacts related to the timing of raw material hedges as compared with no significant impacts from the timing of raw material hedges in fiscal year 2010.

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

Geographically, sales outside the United States decreased 27 percent in fiscal year 2009 to $477.0 million. International sales remained fairly consistent as a percentage of our total net sales, representing 35 percent and 34 percent for fiscal year 2009 and fiscal year 2008, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our estimated net sales by principal end-use markets:

	Fiscal Year		$	%
($ in millions)	2009	2008	Decrease	Decrease
Aerospace	$582.9	$744.4	$(161.5)	(22)%
Industrial	310.4	465.4	(155.0)	(33)
Energy	152.0	229.5	(77.5)	(34)
Medical	113.5	132.1	(18.6)	(14)
Consumer	104.3	169.0	(64.7)	(38)
Automotive	99.2	213.1	(113.9)	(53)

Total net sales	$1,362.3	$1,953.5	$(591.2)	(30)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2009	2008	Decrease	Decrease
Aerospace	$450.0	$520.5	$(70.5)	(14)%
Industrial	228.4	306.1	(77.7)	(25)
Energy	126.7	171.4	(44.7)	(26)
Medical	94.7	109.7	(15.0)	(14)
Consumer	79.1	113.1	(34.0)	(30)
Automotive	76.3	146.9	(70.6)	(48)

Total net sales excluding surcharge revenues	$1,055.2	$1,367.7	$(312.5)	(23)%

Sales to the aerospace market decreased 22 percent from fiscal year 2008 to $582.9 million. Excluding surcharge revenue, such sales decreased 14 percent on 13 percent lower shipment volume. The sales decline reflects the continued impact of a reduction in airplane build schedules and lower overall passenger miles. Excess inventory in jet engines and fasteners also contributed to the lower volumes in fiscal year 2009.

Industrial market sales decreased 33 percent from fiscal year 2008 to $310.4 million. Adjusted for surcharge revenue, such sales decreased approximately 25 percent as a result of a 26 percent decrease in shipment volume. The results reflect competitive pricing pressures in more commodity-oriented applications and reduced overall demand for materials used in valves, fittings, fasteners, and general industrial applications as customers are purchasing limited quantities on an as-needed basis.

Sales to the energy market of $152.0 million reflected a 34 percent decrease from the fiscal year 2008. Excluding surcharge revenue, such sales decreased 26 percent from a year ago on lower shipment volume of 34 percent. The decline in energy sales and shipment volumes principally reflected lower oil and gas exploration activity in the face of weak demand for oil. Declining market demand and high customer inventory have also reduced shipments and sales levels to the power generation sector.

Sales to the medical market decreased 14 percent to $113.5 million from a year ago. Adjusted for surcharge revenue, such sales decreased 14 percent, while volumes increased 10 percent. The strong shipment volume reflects higher demand in orthopedic implant and medical instrument applications, while the revenue decline reflects the impact of lower titanium costs and a leaner mix of products. Demand is driven primarily by steady increases in the number of implant procedures in the U.S., Japan and the EU.

Sales to the consumer market decreased 38 percent to $104.3 million from a year ago. Adjusted for surcharge revenue, such sales decreased 30 percent with shipment volume lower by 21 percent. The decline reflects lower sales across all sectors, led by housing and electronics as customers and distributors attempt to conserve cash in light of credit availability concerns.

Automotive market sales decreased 53 percent from the fiscal year 2008 to $99.2 million. Excluding surcharge revenue, such sales decreased 48 percent on 44 percent lower shipment volume. Sharply lower consumer spending and tighter credit continued to suppress auto sales, resulting in the further deterioration in production rates. Lower inventory levels in the supply chain reflect customers with demand focused on spot purchases of material with short lead times.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$	%
($ in millions)	2009	2008	Decrease	Decrease
Special alloys	$694.6	$1,019.8	$(325.2)	(32)%
Stainless steels	460.1	668.1	(208.0)	(31)
Titanium products	141.4	180.6	(39.2)	(22)
Other materials	66.2	85.0	(18.8)	(22)

Total net sales	$1,362.3	$1,953.5	$(591.2)	(30)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2009	2008	Decrease	Decrease
Special alloys	$499.2	$647.1	$(147.9)	(23)%
Stainless steels	349.8	458.4	(108.6)	(24)
Titanium products	141.4	180.6	(39.2)	(22)
Other materials	64.8	81.6	(16.8)	(21)

Total net sales excluding surcharge revenues	$1,055.2	$1,367.7	$(312.5)	(23)%

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

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2009 and 2008. See the section “Non-GAAP Financial Measures” below for further discussion of these financial metrics.

	Fiscal Year
($ in millions)	2009	2008
Net sales	$1,362.3	$1,953.5
Less: surcharge revenue	307.1	585.8

Net sales excluding surcharges	$1,055.2	$1,367.7

Gross profit	$207.2	$457.2

Gross margin	15.2%	23.4%

Gross margin excluding dilutive effect of surcharges	19.6%	33.4%

In addition to the impact of the surcharge mechanism, fluctuations in raw material prices (combined with fluctuations in inventory levels) have impacted our gross profit from year to year. We estimate that the effect of such combined fluctuations negatively impacted gross margin by 90 basis points in fiscal year 2009 and negatively impacted gross margin by 40 basis points in fiscal year 2008. We estimate that the lag effect of the surcharge mechanism positively impacted gross margin by approximately 100 basis points during fiscal year 2009, compared to a positive impact on gross margin of approximately 40 basis points during fiscal year 2008.

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

Restructuring Charges

During fiscal year 2009, we recorded $9.4 million of restructuring charges associated with the closure of our metal strip manufacturing facility in the U.K. The closure is expected to reduce our fixed costs and to utilize existing production capacity more efficiently. The charges recorded consisted principally of pension settlement charges from the elimination of a U.K. defined benefit pension plan, certain asset write-downs, payments of employee severance costs and other exit costs.

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

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2009 was 24.0 percent as compared to 32.6 percent in fiscal year 2008. The fiscal year 2009 tax rate was lower than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense in the amount of $3.5 million or 5.6 percent of pre-tax income related to research and development tax credits. In addition, there was a reduction in income tax expense in the amount of $3.3 million or 5.2 percent which was primarily due to the reversal of certain unrecognized tax benefits due to the lapse of certain statutes of limitations. These items were partially offset by an increase in tax expense in the amount of $4.6 million or 7.4 percent related to additional valuation allowance on deferred tax assets for state net operating losses. Our lower taxable income level generated a more significant impact on the effective tax rate for these items.

The fiscal year 2008 tax rate was also lower than the statutory rate of 35 percent, primarily due to the following items. We recorded a reduction in income tax expense of $2.3 million, or 0.8 percent of pretax income, reflecting the reversal of valuation allowances that had been recorded against state net operating loss carryforwards in prior years. Valuation allowances are reviewed each year and an assessment is made as to the likelihood of recovery of those deferred taxes. Based on the then-current year and forecasted taxable income in certain jurisdictions, we determined that it was appropriate to reverse a portion of this valuation allowance in fiscal year 2008. We recognized a benefit of $5.7 million, or 1.9 percent of pretax income, in connection with the domestic manufacturing deduction, which was part of the American Jobs Creation Act of 2004 allowing a special deduction for qualified manufacturing activities. The Act also provided for a two-year phase-out of the existing extraterritorial income exclusion deduction. As a result, we recognized an increase in income tax expense year over year, reflecting the phase-out of the deduction in 2007, and the repeal in 2008.

See Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 20 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data.”

Advanced Metals Operations Segment

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

Premium Alloys Operations Segment

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

Liquidity and Capital Resources

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $371 million as of June 30, 2010, together with cash generated from operations and available borrowing capacity of approximately $196 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, and other obligations for the foreseeable future.

In November 2009, we entered into a new revolving credit facility that expires November 2012 and contains a revolving credit commitment amount of $200 million. As of June 30, 2010, we had $3.8 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($196.2 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio.

As of June 30, 2010, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2010:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.0 to 1.0 (minimum)	7.8 to 1.0
Consolidated debt to capital	55% (maximum)	31%

During the fiscal year 2010, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was $40.1 million as compared to $11.2 million for the same period a year ago. The free cash flow in the fiscal year 2010 as compared with the prior year principally reflects the lower capital expenditures in the current period partially offset by the lower fiscal year 2010 net income levels. We continue to actively manage working capital levels through robust processes that balance our cash objectives.

Capital expenditures for plant, equipment and software were $44.2 million for fiscal year 2010 as compared with $116.3 million for the prior year. A significant portion of the prior year period’s capital expenditures related to the expansion of our premium melt facilities.

Dividends for the fiscal year 2010 were $31.9 million, as compared with $31.5 million in the prior year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

During fiscal year 2009, we used $46.1 million to purchase 1,218,900 shares of our common stock pursuant to the terms of share repurchase programs authorized by our Board of Directors.

For fiscal years 2010, 2009 and 2008, interest cost totaled $18.8 million, $20.1 million, and $22.8 million, respectively, of which $1.0 million, $4.0 million, and $2.3 million, respectively, were capitalized as part of the cost of plant, equipment and software.

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

Operating Income and Operating Margin Excluding Surcharges, Pension EID Expense and Restructuring Costs

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges, pension EID expense and restructuring costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense and non-recurring restructuring costs from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense and non-recurring restructuring costs to operating income and operating margin determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures.

	Fiscal Year
($ in millions)	2010	2009	2008
Net cash provided from operating activities	$115.2	$145.5	$218.5
Payment of income tax liability associated with gain on sales of businesses	—	—	41.3
Purchases of property, equipment and software	(44.2)	(116.3)	(118.9)
Dividends paid	(31.9)	(31.5)	(30.6)
Proceeds from disposals of plant and equipment	1.0	0.1	1.5

Free cash flow excluding impact of sales and acquisition of businesses	40.1	(2.2)	111.8
Payment of income tax liability associated with gain on sales of businesses	—	—	(41.3)
Net proceeds from sales of businesses	—	13.4	149.5
Acquisition of business	—	—	(6.6)

Free cash flow	$40.1	$11.2	$213.4

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to Citigroup Pension Discount Curve with maturities that approximate the anticipated cash outflows from the plan. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by approximately $1.7 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $2.0 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based principally upon discounted cash flow analysis and using market multiples for comparable companies as well as recently completed transactions. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. We tested our goodwill for impairment as of June 30, 2010 and determined that goodwill had not been impaired. If global economic conditions worsen or are prolonged, changes in anticipated discounted cash flows and comparable market multiples could have significant impact on whether or not goodwill is impaired and the amount of impairment.

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

Management determines whether a tax position should be recognized in the financial statements by evaluating whether it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. For those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interest and penalties on estimated liabilities for uncertain tax positions are recorded as components of the provision for income taxes.

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. The unrealized gains or losses are reclassified to the income statement when the hedged transaction affects earnings or if the anticipated transactions were no longer expected to occur. We have used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of income. We also use foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 21, Summary of Significant Accounting Policies, to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2010, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year					There-
	Total	2011	2012	2013	2014	2015	after
($ in millions)
Long-term debt (1)	$256.0	$—	$100.0	$101.0	$—	$—	$55.0
Estimated interest payments(2)	58.1	18.2	11.5	9.7	3.9	3.9	10.9
Operating leases	18.2	6.5	5.0	2.9	1.9	1.4	0.5
Pension plan contributions(3)	23.3	3.9	19.4	N/A	N/A	N/A	N/A
Accrued post-retirement benefits(4)	150.2	13.1	13.7	14.2	14.7	15.1	79.4
Purchase obligations (5)	175.8	130.8	21.0	16.3	7.7	—	—
Pension benefits (6)	29.8	3.2	3.1	3.1	3.0	3.0	14.4

Total	$711.4	$175.7	$173.7	$147.2	$31.2	$23.4	$160.2

(1)

Refer to Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” In addition, we had $3.8 million of outstanding letters of credit as of June 30, 2010.

(2)	Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates.
(3)

Pension plan contributions represent required minimum contributions for the plan year beginning January 1, 2010 and quarterly installment contributions for plan year beginning January 1, 2011. These amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States. Required pension contributions in future periods are dependent on actuarial valuations to be prepared in future periods.

(4)	Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.
(5)

We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. We used June 30, 2010 raw material prices for commitments with variable pricing.

(6)	Pension benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

As of June 30, 2010, the noncurrent portion of our income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits was approximately $2.3 million. The settlement period for these income tax liabilities cannot be determined and were therefore excluded from the table above.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2010, we decreased the liabilities recorded for environmental remediation costs by approximately $2.0 million for two environmental remediation sites. During fiscal year 2009, we increased the liabilities recorded for environmental remediation costs by approximately $2.0 million for one environmental remediation site. During fiscal year 2008, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at June 30, 2010 and 2009, were $4.9 million and $6.9 million, respectively.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. We intend to continue to defend against the claims in this case, but are unable to predict the outcome of the proceedings at this time. As of June 30, 2010 and June 30, 2009, we recorded a liability related to this case of $21.8 and $21.5 million, respectively.

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

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the reserve recorded of $2.5 million as of June 30, 2010 is a reasonable estimate of the probable loss that will result from the investigation. We do not expect that any additional material liabilities will be incurred related to this matter.

Export Regulations Violations

In the third quarter of fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of June 30, 2010.

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

Forward Looking Statements

This Annual Report on Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K, and they include but are not limited to: (1) the cyclical nature of our business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical and energy, or other influences on our business such as new competitors, the consolidation of customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) the volatility of, and our ability to recoup increases in the costs of energy and raw materials or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts; (8) possible labor disputes or work stoppages; and (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

The status of our financial instruments as of June 30, 2010 is provided in Note 17 to the consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data.” Assuming on June 30, 2010, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected and, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2010, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ William A. Wulfsohn
William A. Wulfsohn
President and Chief Executive Officer

/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 17, 2010

Consolidated Statements of Income

Carpenter Technology Corporation

For the Years Ended June 30, 2010, 2009 and 2008

($ in millions, except per share data)	2010	2009	2008

NET SALES	$1,198.6	$1,362.3	$1,953.5
Cost of sales	1,053.8	1,155.1	1,496.3

Gross profit	144.8	207.2	457.2

Selling, general and administrative expenses	133.1	133.8	163.6
Restructuring charges	—	9.4	—

Operating income	11.7	64.0	293.6

Interest expense	(17.8)	(16.1)	(20.5)
Other income, net	10.8	15.1	24.2

Income before income taxes	4.7	63.0	297.3
Income tax expense	2.6	15.1	96.8

Income from continuing operations	2.1	47.9	200.5

Income from discontinued operations	—	—	77.2

NET INCOME	$2.1	$47.9	$277.7

EARNINGS PER COMMON SHARE:
Basic:
Income from continuing operations	$0.04	$1.08	$4.14
Income from discontinued operations	—	—	1.59

Net income	$0.04	$1.08	$5.73

Diluted:
Income from continuing operations	$0.04	$1.08	$4.12
Income from discontinued operations	—	—	1.58

Net income	$0.04	$1.08	$5.70

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	43.9	43.9	48.5

Diluted	44.4	44.2	48.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Carpenter Technology Corporation

For the Years Ended June 30, 2010, 2009 and 2008

($ in millions)	2010	2009	2008

OPERATING ACTIVITIES
Net income	$2.1	$47.9	$277.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	59.1	52.7	49.2
Deferred income taxes	(1.8)	16.4	(4.0)
Net pension expense (income)	61.3	20.6	(0.1)
Net loss (gain) on disposal of property and equipment	2.0	1.7	(0.9)
Gain on sales of businesses	—	—	(109.6)
Changes in working capital and other:
Accounts receivable	(62.5)	144.0	6.3
Inventories	(19.1)	13.4	17.4
Other current assets	24.2	(26.7)	(8.3)
Accounts payable	60.8	(85.7)	(56.1)
Accrued current liabilities	13.4	(33.5)	28.5
Other, net	(24.3)	(5.3)	18.4

Net cash provided from operating activities	115.2	145.5	218.5

INVESTING ACTIVITIES
Purchases of property, equipment and software	(44.2)	(116.3)	(118.9)
Proceeds from disposals of property and equipment	1.0	0.1	1.5
Net proceeds from sales of businesses	—	13.4	149.5
Acquisition of business	—	—	(6.6)
Purchases of marketable securities	(145.0)	(49.5)	(366.2)
Proceeds from sales and maturities of marketable securities	55.3	44.8	722.2

Net cash (used for) provided from investing activities	(132.9)	(107.5)	381.5

FINANCING ACTIVITIES
Payments on long-term debt	(20.0)	(23.0)	(33.2)
Dividends paid	(31.9)	(31.5)	(30.6)
Payments of debt issue costs	(2.0)	—	—
Purchases of treasury stock	—	(46.1)	(425.2)
Tax benefits on share-based compensation	0.2	—	1.0
Proceeds from common stock options exercised	0.2	0.1	0.7

Net cash used for financing activities	(53.5)	(100.5)	(487.3)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	(0.7)	(10.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74.7)	(63.2)	102.5
Cash and cash equivalents at beginning of year	340.1	403.3	300.8

Cash and cash equivalents at end of year	$265.4	$340.1	$403.3

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

Carpenter Technology Corporation

June 30, 2010 and 2009

($ in millions, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$265.4	$340.1
Marketable securities	105.2	15.0
Accounts receivable, net of allowance for doubtful accounts of $2.7 and $2.8 at June 30, 2010 and 2009, respectively	188.5	130.8
Inventories	203.6	185.4
Deferred income taxes	21.5	23.8
Other current assets	36.0	54.6

Total current assets	820.2	749.7
Property, plant and equipment, net	617.5	634.1
Goodwill	35.2	35.2
Other intangibles, net	17.6	18.7
Deferred income taxes	16.2	—
Other assets	76.5	59.7

Total assets	$1,583.2	$1,497.4

LIABILITIES
Current liabilities:
Accounts payable	$130.5	$70.2
Accrued liabilities	87.6	108.3
Current portion of long-term debt	—	20.0

Total current liabilities	218.1	198.5
Long-term debt, net of current portion	259.6	258.6
Accrued pension liabilities	322.6	240.4
Accrued postretirement benefits	146.7	127.7
Deferred income taxes	—	1.6
Other liabilities	62.8	53.6

Total liabilities	1,009.8	880.4

Contingencies and commitments (see Note 12)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,644,401 shares at June 30, 2010 and 54,614,842 shares at June 30, 2009; outstanding 43,967,084 shares at June 30, 2010 and 44,029,025 shares at June 30, 2009	273.2	273.1
Capital in excess of par value	223.3	208.9
Reinvested earnings	983.2	1,013.0
Common stock in treasury (10,677,317 shares and 10,585,817 shares at June 30, 2010 and 2009, respectively), at cost	(535.2)	(531.5)
Accumulated other comprehensive loss	(371.1)	(346.5)

Total stockholders’ equity	573.4	617.0

Total liabilities and stockholders’ equity	$1,583.2	$1,497.4

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the Years Ended June 30, 2010, 2009 and 2008

	Common Stock				Accumulated
	Par	Capital in		Common	Other	Total Stock-
($ in millions, except	Value	Excess of	Reinvested	Stock in	Comprehensive	Holders’
per share data)	Of $5	Par Value	Earnings	Treasury	Loss	Equity
Balances at June 30, 2007	272.8	191.6	751.3	(65.7)	(82.3)	1,067.7

Net income			277.7			277.7
Pension and post-retirement benefits, net of tax					(57.7)	(57.7)
Net losses on derivative instruments, net of tax					(13.8)	(13.8)
Foreign currency translation					9.9	9.9
Purchase of treasury stock				(425.2)		(425.2)
Cash Dividends:
Common @ $0.63 per share			(30.6)			(30.6)
Share-based compensation		5.0		8.2		13.2
Stock options exercised	0.2	0.5				0.7
Tax benefit on share-based compensation		1.0				1.0
Adjustment to initially apply FIN 48			(1.8)			(1.8)
Other		(0.6)		(1.3)		(1.9)

Balances at June 30, 2008	273.0	197.5	996.6	(484.0)	(143.9)	839.2

Net income			47.9			47.9
Pension and post-retirement benefits, net of tax					(176.4)	(176.4)
Net losses on derivative instruments, net of tax					(5.9)	(5.9)
Foreign currency translation					(20.3)	(20.3)
Purchase of treasury stock				(46.1)		(46.1)
Cash Dividends:
Common @ $0.72 per share			(31.5)			(31.5)
Share-based compensation plans		10.4		(1.4)		9.0
Uncertain tax positions adjustments		3.5				3.5
Stock options exercised	0.1					0.1
Tax shortfall on share-based compensation		(2.5)				(2.5)

Balances at June 30, 2009	273.1	208.9	1,013.0	(531.5)	(346.5)	617.0

Net income			2.1			2.1
Pension and post-retirement benefits, net of tax					(29.7)	(29.7)
Net gain on derivative instruments, net of tax					14.9	14.9
Unrealized loss on marketable securities, net of tax					(0.5)	(0.5)
Foreign currency translation					(9.3)	(9.3)
Cash Dividends:
Common @ $0.72 per share			(31.9)			(31.9)
Share-based compensation plans		10.2		(3.7)		6.5
Uncertain tax positions adjustments		5.0				5.0
Stock options exercised	0.1	0.1				0.2
Tax shortfall on share-based compensation		(0.9)				(0.9)

Balances at June 30, 2010	$273.2	$223.3	$983.2	$(535.2)	$(371.1)	$573.4

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the Years Ended June 30, 2010, 2009 and 2008

	Common Shares
	Issued	Treasury	Net Outstanding

Balances at June 30, 2007	54,552,244	(2,308,702)	52,243,542
Stock options exercised	55,550	—	55,550
Share-based compensation plans	348	131,741	132,089
Purchases of treasury stock	—	(7,135,411)	(7,135,411)

Balances at June 30, 2008	54,608,142	(9,312,372)	45,295,770

Stock options exercised	6,700	—	6,700
Share-based compensation plans	—	(54,545)	(54,545)
Purchases of treasury stock	—	(1,218,900)	(1,218,900)

Balances at June 30, 2009	54,614,842	(10,585,817)	44,029,025
Stock options exercised	29,559	—	29,559
Share-based compensation plans	—	(91,500)	(91,500)

Balances at June 30, 2010	54,644,401	(10,677,317)	43,967,084

Consolidated Statements of Comprehensive (Loss) Income

Carpenter Technology Corporation

For the years ended June 30, 2010, 2009 and 2008

($ in millions)	2010	2009	2008

Net income	$2.1	$47.9	$277.7
Pension and post-retirement benefits, net of tax of $23.5, $110.3, and $36.7, respectively	(29.7)	(176.4)	(57.7)
Net gain (loss) on derivative instruments, net of tax of ($9.2), $3.7, and $8.8, respectively	14.9	(5.9)	(13.8)
Unrealized loss on marketable securities, net of tax of $0.3, $—, $— respectively	(0.5)	—	—
Foreign currency translation	(9.3)	(20.3)	9.9

Comprehensive (loss) income	$(22.5)	$(154.7)	$216.1

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

Discontinued Operations

During fiscal year 2008, the Company completed the sale of the ceramics and metal shapes businesses. The results of operations for the disposed businesses and the gain on sale have been classified as discontinued operations in the consolidated statements of income for all periods presented. Cash flows related to our disposed operations have not been separately disclosed.

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

Research and Development

Research and development expenditures, which amounted to $17.8 million, $15.4 million and $14.4 million in fiscal year 2010, 2009 and 2008, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statement of income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Notes to Consolidated Financial Statements (continued)

Marketable Securities

Purchases and sales of marketable securities are recorded on a trade-date basis. Carpenter has determined that all of its marketable securities are to be classified as available-for-sale. These securities are carried at market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of outstanding amounts. Trade credit is extended based upon periodic evaluation of each customer’s ability to perform its obligations. The Company determines accounts receivable allowances based on an aging of accounts and a review of specific accounts identified as collection risks. The Company does not require collateral to secure accounts receivable.

Inventories

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (LIFO) method. Carpenter also uses the First-In, First-Out (FIFO) and average cost methods. As of June 30, 2010 and 2009, $60.8 million and $56.0 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $4.4 million, $2.1 million and $1.3 million for the years ended June 30, 2010, 2009 and 2008, respectively.

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

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

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

Share-Based Compensation

The Company has two share-based employee compensation plans, which are more fully described in detail in Note 16. The Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is recognized over the requisite service period of the award, which is generally the shorter of the vesting period that the holder is required to provide service, or the period from the grant date to the date on which the employee is eligible to retire. Upon retirement, as defined in the Company’s share-based compensation plans, outstanding awards are subject to certain accelerated vesting terms.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. One customer accounted for 10% of total net sales in fiscal year 2010. No single customer accounted for more than 10% or more of total sales in fiscal years 2009 and 2008.

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

The following table summarizes the components of discontinued operations:

	Year Ended June 30,
($ in millions)	2010	2009	2008
Net sales	$—	$—	$88.9

Income before income taxes	$—	$—	$13.2
Less: income tax expense	—	—	4.3

Income from operations of discontinued businesses, net of tax	—	—	8.9

Gain on sale of discontinued operations	—	—	109.6
Less: income tax expense on gain	—	—	41.3

Income from discontinued operations, net of tax	$—	$—	$77.2

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

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2010, 2009 and 2008 were as follows:

($ in millions, except per share data)	Year Ended June 30,
	2010	2009	2008
Net income from continuing operations	$2.1	$47.9	$200.5
Less: earnings and dividends allocated to participating securities	(0.2)	(0.1)	(1.2)

Earnings available for common shareholders	$1.9	$47.8	$199.3

Weighted average number of common shares outstanding for basic earnings per common share	43.9	43.9	48.5

Effect of shares issuable under share based compensation plans	0.5	0.3	0.2

Weighted average number of common shares outstanding for diluted earnings per common share	44.4	44.2	48.7

Basic earnings per common share from continuing operations	$0.04	$1.08	$4.11

Diluted earnings per common share from continuing operations	$0.04	$1.08	$4.11

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

(in millions)	Year Ended June 30,
	2010	2009	2008

Stock options	0.4	0.4	0.2

Restricted stock awards	—	0.1	—

Notes to Consolidated Financial Statements (continued)

5.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of June 30, 2010 and 2009. The following is a summary of marketable securities, all of which were classified as available-for-sale as of June 30, 2010 and 2009:

June 30, 2010 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value

Current
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Commercial paper	0.9	—	0.9
Certificate of deposit	10.0	—	10.0

	$105.2	$—	$105.2

Non-current
Municipal auction rate securities	$6.2	$(0.9)	$5.3

June 30, 2009 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value

Current
Certificate of deposit	$15.0	$—	$15.0

Non-current
Municipal auction rate securities	$6.3	$—	$6.3

For the fiscal years ended June 30, 2010, 2009 and 2008, proceeds from sales and maturities of marketable securities were $55.3 million, $44.8 million and $722.2 million, respectively.

Municipal Auction Rate Securities

As of June 30, 2010 and June 30, 2009, the Company’s marketable securities included municipal auction rate securities with a par value of $6.2 million and $6.3 million, respectively. The municipal auction rate securities are callable at par at the option of the issuer. As of June 30, 2010, the Company recorded $0.9 million of unrealized losses to reflect the estimated market value of these securities. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the securities before recovering their costs. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default. The securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements (continued)

6.	Inventories

($ in millions)	June 30,
	2010	2009

Raw materials and supplies	$30.7	$29.5
Work in process	109.1	90.8
Finished and purchased products	63.8	65.1

	$203.6	$185.4

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $331.8 and $305.8 million higher as of June 30, 2010 and 2009, respectively. Current cost of LIFO-valued inventories was $474.4 million at June 30, 2010 and $435.1 million at June 30, 2009. The reductions in LIFO-valued inventories decreased cost of sales by $7.0 million during fiscal year 2010, $8.0 million during fiscal year 2009 and $23.4 million during fiscal year 2008.

7.	Property, Plant and Equipment

($ in millions)	June 30,
	2010	2009
Land	$8.1	$8.1
Buildings and building equipment	263.4	259.5
Machinery and equipment	1,176.1	1,209.4
Construction in progress	18.6	32.4

Total at cost	1,466.2	1,509.4
Less: accumulated depreciation and amortization	848.7	875.3

	$617.5	$634.1

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)

Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation and amortization for the years ended June 30, 2010, 2009 and 2008 was $53.6 million, $49.5 million and $46.8 million, respectively.

Notes to Consolidated Financial Statements (continued)

8.	Goodwill and Other Intangible Assets, Net

Goodwill

Carpenter conducted its annual impairment review as of June 30, 2010 and 2009 and determined that there was no goodwill impairment. At June 30, 2010 and 2009 the goodwill recorded was associated with the Advanced Metals Operations segment. There were no changes in the carrying amount of goodwill as of June 30, 2010 and 2009.

	2010	2009
Goodwill	$69.9	$69.9
Accumulated impairment losses	(34.7)	(34.7)

	$35.2	$35.2

Other Intangible Assets, Net

	June 30,
	2010			2009
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$30.6	$(13.7)	$16.9	$30.6	$(12.7)	$17.9
Other	0.9	(0.2)	0.7	0.9	(0.1)	0.8

Total	$31.5	$(13.9)	$17.6	$31.5	$(12.8)	$18.7

Carpenter recorded $1.1 million of amortization expense during fiscal year 2010, $1.1 million during fiscal year 2009, and $1.0 million during fiscal year 2008. The estimated annual amortization expense for each of the succeeding five fiscal years is $1.1 million.

9.	Debt

On November 24, 2009, the Company entered into a new revolving credit facility (“Credit Agreement”). The Credit Agreement replaced the Company’s previous Five-Year Revolving Credit Agreement, dated as of August 31, 2005, which had been set to expire in August 2010. During the fiscal year ended June 30, 2010, the Company capitalized $2.0 million of debt issue costs paid in connection with the Credit Agreement.

The Credit Agreement extends to November 24, 2012, permits the Company to borrow funds for working capital and other general corporate purposes; contains a revolving credit commitment amount of $200 million subject to the Company’s right, from time to time, to request an increase of the commitment to $300 million in the aggregate; and provides for the issuance of Letters of Credit within such amount. Borrowings under the Credit Agreement bear interest, at the election of the Company, at either the base rate or the Eurocurrency rate in effect at such time plus, in each case, the applicable margin based on the Company’s debt rating. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2010, the Company had $3.8 million of issued letters of credit under the Credit Agreement, with the balance of $196.2 million available for future borrowings.

Notes to Consolidated Financial Statements (continued)

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (which begins at 3.0 to 1.0 for the period through September 30, 2010, and ultimately increases to 3.5 to 1.0 thereafter). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of June 30, 2010, the Company was in compliance with all of the covenants of the Credit Agreement.

In connection with the Company entering into the Credit Agreement discussed above, the Company simultaneously terminated its separate $50 million accounts receivable purchase facility, dated as of December 20, 2001.

Long-term debt outstanding as of June 30, 2010 and 2009 consisted of the following:

($ in millions)	June 30,
	2010	2009
Senior unsecured notes, 6.625% due May 2013 (face value of $100.0 million at June 30, 2010 and 2009)	$102.8	$101.6
Medium-term notes, Series B at 6.74% to 7.10% due from April 2013 to May 2018 (face value of $56.0 million at June 30, 2010 and $76.0 million at June 30, 2009)	56.0	76.0
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2010 and 2009)	100.8	101.0

Total	259.6	278.6
Less amounts due within one year	—	20.0

Long-term debt, net of current portion	$259.6	$258.6

The carrying value of the notes as of June 30, 2010 and 2009 includes fair value adjustments for interest rate swap contracts of $0.7 million and $1.0 million, respectively, for deferred gains on settled interest rate swaps. The deferred gains on settled interest rate swap contracts are being recognized as reductions to interest expense over the remaining term of the notes, which ranges from one to three years.

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2011, are $100.0 million in fiscal year 2012, $101.0 million in fiscal year 2013 and $0 in fiscal year 2014 and 2015.

For the years ended June 30, 2010, 2009 and 2008, interest costs totaled $18.8 million, $20.1 million and $22.8 million, respectively, of which $1.0 million, $4.0 million and $2.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

Notes to Consolidated Financial Statements (continued)

10.	Accrued Liabilities

($ in millions)	June 30,
	2010	2009
Compensation	$38.6	$19.5
Employee benefits	25.9	28.3
Interest	4.5	4.4
Deferred revenue	2.9	4.1
Derivative financial instruments	1.9	22.1
Taxes, other than income	1.9	1.6
Environmental costs	1.3	1.0
Legal	0.3	14.1
Professional services	0.1	0.3
Other	10.2	12.9

	$87.6	$108.3

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

Notes to Consolidated Financial Statements (continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

($ in millions)	Pension Plans		Other Postretirement Plans
	2010	2009	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$829.9	$777.0	$199.8	$185.4
Service cost	21.0	18.0	2.3	2.2
Interest cost	50.2	50.4	12.1	12.1
Benefits paid	(58.6)	(59.7)	(11.1)	(11.9)
Actuarial loss (gain)	115.1	54.3	21.0	12.6
Plan settlements	—	(8.3)	—	—
Plan amendments	(0.4)	—	(0.3)	—
Other	—	(1.8)	0.8	(0.6)

Projected benefit obligation at end of year	$957.2	$829.9	$224.6	$199.8

Change in plan assets:
Fair value of plan assets at beginning of year	$586.6	$789.4	$57.0	$78.3
Actual return on plan assets	100.0	(142.8)	6.4	(21.0)
Benefits paid from plan assets	(58.6)	(59.7)	(11.1)	(11.9)
Contributions	3.5	8.0	10.9	11.6
Plan settlements	—	(8.3)	—	—

Fair value of plan assets at end of year	$631.5	$586.6	$63.2	$57.0

Funded status of the plans	$(325.7)	$(243.3)	$(161.4)	$(142.8)

Amounts recognized in the Consolidated Balance Sheets:
Other assets - noncurrent	$0.2	$0.1	$—	$—
Accrued liabilities - current	(3.3)	(3.0)	(14.7)	(15.1)
Accrued pension liabilities - noncurrent	(322.6)	(240.4)	—	—
Accrued postretirement benefits	—	—	(146.7)	(127.7)

	$(325.7)	$(243.3)	$(161.4)	$(142.8)

Notes to Consolidated Financial Statements (continued)

($ in millions)	Pension Plans		Postretirement Plans
	2010	2009	2010	2009
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$486.5	$453.4	$95.1	$81.0
Prior service cost (credit)	5.0	6.5	(20.0)	(27.6)

Total	$491.5	$459.9	$75.1	$53.4

Additional information:

Accumulated benefit obligation for all pension plans	$875.8	$754.5	N/A	N/A

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2010 and 2009:

	Pension Plans		Other Postretirement Plans
($ in millions)	2010	2009	2010	2009
Projected benefit obligation	$957.2	$829.8	$224.6	$199.8
Fair value of plan assets	$631.5	$586.4	$63.2	$57.0

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2010 and 2009:

	Pension Plans		Other Postretirement Plans
($ in millions)	2010	2009	2010	2009
Accumulated benefit obligation	$875.8	$754.4	$224.5	$199.8
Fair value of plan assets	$631.5	$586.4	$63.2	$57.0

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2010, 2009 and 2008 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2010	2009	2008	2010	2009	2008
Service cost	$21.0	$18.0	$19.0	$2.3	$2.2	$2.6
Interest cost	50.2	50.4	49.1	12.1	12.1	11.6
Expected return on plan assets	(45.0)	(60.9)	(73.8)	(4.6)	(6.2)	(7.4)
Amortization of net loss	27.0	9.7	3.5	5.0	2.1	1.9
Amortization of prior service cost (benefit)	1.1	1.1	1.1	(7.8)	(7.9)	(7.9)
Curtailment	—	—	0.2	—	—	—
Plan settlement expense	—	4.4	—	—	—	—

Net pension expense (income)	$54.3	$22.7	$(0.9)	$7.0	$2.3	$0.8

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

Principal actuarial assumptions at June 30:

	Pension Plans			Other Postretirement Plans
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	5.00%	6.25%	6.75%	5.00%	6.25%	6.75%
Rate of compensation increase	3.66%	3.65%	3.65%	N/A	N/A	N/A

	Pension Plans			Other Postretirement Plans
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	6.25%	6.75%	6.25%	6.25%	6.75%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.50%	8.00%	8.00%	8.50%
Long-term rate of compensation increase	3.65%	3.65%	3.64%	N/A	N/A	N/A

Notes to Consolidated Financial Statements (continued)

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2010	2009
Assumed health care cost trend rate	9%	10%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2018	2015

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.5 million and increase the postretirement benefit obligation by $8.8 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.4 million and decrease the postretirement benefit obligation by $7.7 million.

Net pension expense in the year ended June 30, 2011 is estimated to be $60.6 million, comprised of $53.8 million of net periodic benefit costs for pension plans and $6.8 million of net periodic benefit costs for other post-retirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net pension expense for the year ended June 30, 2011 were 5.00 percent and 7.50 percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2011 are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (credit)	$1.0	$(7.9)	$(6.9)
Amortization of net actuarial loss	29.1	6.1	35.2

Amortization of accumulated other comprehensive loss	$30.1	$(1.8)	$28.3

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2010 and 2009, by asset category are as follows:

	2010	2009
Equity securities	49.1%	58.4%
Fixed income securities	33.0	37.9
Cash and cash equivalents	17.9	3.7

Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

Notes to Consolidated Financial Statements (continued)

Management determines an asset allocation that will provide the highest level of return for an acceptable level of risk. Accordingly, Carpenter invests in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income securities. The Company may vary the actual asset mix based on the ratio of the plan assets and liabilities. Management reviews the asset allocation on a quarterly basis and makes revisions as deemed necessary. The assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2010 and 2009.

The fair values of the Company’s pension plan assets as of June 30, 2010, by asset category and by the levels of inputs used to determine fair value were as follows:

	Fair Value		Total
	Level 1	Level 2
Short-term investments	$—	$121.5	$121.5
Domestic and international equities	253.8	0.9	254.7
Commingled funds	—	112.7	112.7
Government agency bonds	65.0	—	65.0
Corporate bonds	—	63.0	63.0
Mortgage backed securities	—	13.5	13.5
Asset backed securities and other	—	1.1	1.1

	$318.8	$312.7	$631.5

The fair values of the Company’s other postretirement benefit plans as of June 30, 2010, by asset category and by the level of inputs used to determine fair value, were as follows:

	Fair Value		Total
	Level 1	Level 2
Short-term investments	$—	$4.3	$4.3
Domestic and international equities	23.6	0.4	24.0
Commingled fund	—	34.9	34.9

	$23.6	$39.6	$63.2

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments in domestic and international equities are generally valued at the closing price reported on the active market on which they are traded. Commingled funds are valued based on the net asset value (“NAV”) established for the fund at each valuation date. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Corporate and government agency bonds and other fixed income securities are valued using closing bid prices on an active market when possible, otherwise using evaluated bid prices.

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

Cash Flows – Employer Contributions

The Company was not required to make contributions to the plans during fiscal years 2010, 2009 or 2008. The Company currently expects to make approximately $3.9 million in required contributions to the Company’s pension plan during fiscal year 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

($ in millions)	Pension Benefits	Other Benefits
2011	$58.9	$13.1
2012	$61.2	$13.7
2013	$62.5	$14.2
2014	$64.0	$14.7
2015	$65.6	$15.1
2016-2020	$349.4	$79.4

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions were $4.0 million in fiscal year 2010, $4.9 million in fiscal year 2009 and $5.6 million in fiscal year 2008.

12.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2010, Carpenter decreased the liabilities recorded for environmental remediation costs by $2.0 million related to two

Notes to Consolidated Financial Statements (continued)

environmental remediation sites. During fiscal year 2009, Carpenter increased the liabilities recorded for environmental remediation costs by approximately $2.0 million for one environmental remediation site. During fiscal year 2008, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2010 and 2009, were $4.9 million and $6.9 million, respectively.

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. The Company intends to continue to defend against the claims in this case, but is unable to predict the outcome of the proceedings at this time. As of June 30, 2010 and June 30, 2009, the Company has recorded a liability related to this case of $21.8 and $21.5 million, respectively.

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

Notes to Consolidated Financial Statements (continued)

In fiscal year 2008, the Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also engaged a new licensed U.S. customs broker. The Company intends to cooperate fully with U.S. Customs’ investigation of this matter. As of the date of this filing, the Company’s internal review remains ongoing due to the extensive amount of documentation which must be compiled and reviewed.

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts we believe that the reserve recorded of $2.5 million as of June 30, 2010 is a reasonable estimate of the probable loss that will result from the investigation. The Company does not expect that any additional material liabilities will be incurred related to this matter.

Export Regulations Violations

In the third quarter of fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of June 30, 2010.

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

Notes to Consolidated Financial Statements (continued)

The Company has entered into purchase agreements primarily for various key raw materials and equipment at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. We used June 30, 2010 raw material prices for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to approximately $175.8 million as of June 30, 2010. Of this amount, $130.8 million relates to fiscal year 2011, $21.0 million to fiscal year 2012, $16.3 million to fiscal year 2013, and $7.7 million to fiscal year 2014.

13.	Operating Leases

The Company leases certain facilities and equipment under operating leases. Total rent expense was $6.8 million, $6.4 million and $6.6 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2010 are: $6.5 million in fiscal year 2011, $5.0 million in fiscal year 2012, $2.9 million in fiscal year 2013, $1.9 million in fiscal year 2014, $1.4 million in fiscal year 2015 and $0.5 million thereafter.

14.	Fair Value Measurements

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

June 30, 2010	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$78.9	$—	$78.9
Certificates of deposit	10.0	—	10.0
Corporate bonds	15.4	—	15.4
Commercial Paper	0.9	—	0.9
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	9.2	9.2

Total assets	$105.2	$14.5	$119.7

Liabilities:
Derivative financial instruments	$—	$6.7	$6.7

June 30, 2009	Fair Value Measurements Using Input Type		Total
(in millions)	Level 1	Level 2
Assets:
Marketable securities
Certificate of deposit	$15.0	$—	$15.0
Municipal auction rate securities	—	6.3	6.3
Derivative financial instruments	—	2.6	2.6

Total assets	$15.0	$8.9	$23.9

Liabilities:
Derivative financial instruments	$—	$32.5	$32.5

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments so they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 17.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

Notes to Consolidated Financial Statements (continued)

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items.

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

(in millions)	June 30, 2010		June 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Company-owned life insurance	$9.3	$9.3	$8.1	$8.1
Long-term debt	$259.6	$267.9	$278.6	$272.5

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of June 30, 2010 and June 30, 2009 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

15.	Share Repurchase Program

In December 2007, the Company’s Board of Directors authorized a share repurchase program as a result of the completion of the purchases of the previously authorized share repurchase program. Under the terms of the share repurchase programs, the Company purchased 1,218,900 shares and 7,135,411 shares of its common stock on the open market for $46.1 million and $425.2 million during the years ended June 30, 2009 and 2008, respectively.

16.	Share-Based Compensation

Carpenter has two share-based compensation plans: the 1993 Plan covering officers and key employees and the Director’s Plan covering non-employee directors. Awards granted under the share-based compensation plans are generally paid from shares held in treasury and any additional required share payments are made with newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $7.4 million, $10.3 million, and $13.3 million for the years ended June 30, 2010, 2009 and 2008, respectively.

1993 Plan

The 1993 plan provides that the Board of Directors may grant stock options, restricted stock, and restricted stock units, and determine the terms and conditions of each grant. The 1993 plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2010, 3,554,185 shares were available for awards which may be granted under this plan.

Director’s Plan

The Director’s plan provides for the granting of stock options, performance units and stock units to non-employee Directors. As of June 30, 2010, 921,972 shares were reserved for awards which may be granted under this plan.

Notes to Consolidated Financial Statements (continued)

Stock Options (all plans):

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal year 2010, 2009 and 2008 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2010	2009	2008
Expected volatility	54%	45%	46%
Dividend yield	2%	2%	2%
Risk-free interest rate	2.6%	2.9%	3.5%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2007	252,780	$24.50
Granted	232,876	46.43
Exercised	(55,550)	12.81

Outstanding at June 30, 2008	430,106	37.88
Granted	145,315	28.57
Exercised	(6,700)	14.39
Cancelled	(27,458)	43.49

Outstanding at June 30, 2009	541,263	35.36
Granted	592,746	18.50
Exercised	(29,559)	10.00
Cancelled	(283,795)	28.31

Outstanding at June 30, 2010	820,655	$26.53	7.9 Years	$8.7

Exercisable at June 30, 2010	343,657	$33.34	6.4 Years	$2.8

Notes to Consolidated Financial Statements (continued)

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$5 - $10	38,000	3.0	$8.25	38,000	$8.25
$10 - $20	352,113	8.0	16.65	54,623	13.18
$21 - $65	430,542	8.3	36.22	251,034	41.53

	820,655		$26.53	343,657	$33.34

The weighted average grant date fair value of options awarded during fiscal year 2010, 2009 and 2008 was $7.77, $10.34 and $18.42, respectively. Share based compensation charged against income related to stock options for the years ended June 30, 2010, 2009 and 2008 was $2.2 million, $3.3 million and $2.0 million, respectively. As of June 30, 2010, $1.6 million of compensation cost related to non vested stock options remains to be recognized over a weighted average remaining life of 1.1 years.

Of the options outstanding at June 30, 2010, 610,549 relate to the 1993 plan and 210,106 relate to the Directors’ Plan.

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

Time-based restricted share awards vest three years from the date of grant. Compensation cost related to time based share awards is recognized over the vesting period of the award.

Amounts charged to compensation expense for nonvested stock awards was $3.4 million, $5.9 million and $10.8 million for the years end June 30, 2010, 2009 and 2008, respectively. As of June 30, 2010, $4.0 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 1.7 years.

Notes to Consolidated Financial Statements (continued)

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested Balance at June 30, 2007	353,974	$46.33
Time-based granted	97,938	$54.70
Performance-based earned	133,325	$67.57
Vested	(68,558)	$56.67
Forfeited	(75,480)	$40.54

Nonvested Balance at June 30, 2008	441,199	$53.19
Time-based granted	34,788	$36.45
Vested	(178,745)	$50.01
Forfeited	(38,678)	$61.72

Nonvested Balance at June 30, 2009	258,564	$50.90
Time-based granted	219,448	$19.66
Performance-based earned	110,904	$18.59
Vested	(125,222)	$50.04
Forfeited	(118,667)	$32.78

Nonvested Balance at June 30, 2010	345,027	$26.63

Total Stockholder Return Awards

The Company granted Total Stockholder Return (“TSR”) awards in fiscal year 2010 and 2009. The TSR awards are granted at a target number of shares, and vest based on the Company’s total stockholder return compared to the total stockholder returns of a group of peer companies at the end of a three-year period. The actual number of shares awarded may range from a minimum of 50 percent of the target shares to a maximum of two times target. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost recognized in both fiscal years 2010 and 2009 related to TSR awards was $0.6 million.

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

Notes to Consolidated Financial Statements (continued)

Following a Director’s retirement, the Director will be paid the number of the Company’s common stock shares equal to the number of stock units credited to the Director’s account.

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2007	67,463	$22.71
Granted	7,099	$62.86
Dividend equivalents	800	$—

Outstanding at June 30, 2008	75,362	$27.06
Granted	21,444	$22.24
Dividend equivalents	3,257	$—

Outstanding at June 30, 2009	100,063	$25.95
Granted	59,332	$18.12
Dividend equivalents	3,469	$—

Outstanding at June 30, 2010	162,864	$22.66

Compensation cost is determined using the grant-date fair value and charged to expense over the vesting period of one year and amounted to $1.2 million, $0.5 million and $0.5 million for the years ended June 30, 2010, 2009 and 2008, respectively. As of June 30, 2010, $0.1 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

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

Cash Flow Hedging – Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to costs of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Cash Flow Hedging – Foreign currency forward contracts: The Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Notes to Consolidated Financial Statements (continued)

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2010, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts was not material.

Fair Value Hedging - Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2010 and 2009, the total notional amounts of floating interest rate contracts were $65.0 million and $45.0 million, respectively. For the years ended June 30, 2010 and 2009, net gains of $2.4 million and $1.5 million were recorded as a reduction to interest expense. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2010 and 2009:

June 30, 2010 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$1.8	$3.4	$5.7
Other assets	3.2	—	0.3	3.5

Total asset derivatives	$3.7	$1.8	$3.7	$9.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$1.9	$1.9
Other liabilities	—	—	4.8	4.8

Total liability derivatives	$—	$—	$6.7	$6.7

Notes to Consolidated Financial Statements (continued)

June 30, 2009 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.2	$—	$0.2
Other assets	2.4	—	—	2.4

Total asset derivatives	$2.4	$0.2	$—	$2.6

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$22.1	$22.1
Other liabilities	—	—	10.4	10.4

Total liability derivatives	$—	$—	$32.5	$32.5

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings or it becomes probable that the forecasted transaction will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the years ended June 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
($ in millions)	Years Ended June 30,
Derivatives in Cash Flow Hedging Relationship:	2010	2009
Commodity contracts	$23.3	$(12.2)
Foreign exchange contracts	0.7	2.5

Total	$24.0	$(9.7)

($ in millions)	Location of Gain (Loss)	Amount of (Loss) Gain Reclassified from Accumulated OCI into
	Reclassified from Accumulated	Income (Effective Portion)
	OCI into Income (Effective	Years Ended June 30,
Derivatives in Cash Flow Hedging Relationship:	Portion)	2010	2009
Commodity contracts	Cost of sales	$(3.2)	$(71.2)
Foreign exchange contracts	Net sales	1.3	1.9

Total		$(1.9)	$(69.3)

Notes to Consolidated Financial Statements (continued)

The Company estimates that $0.4 million of net derivative gains included in OCI as of June 30, 2010 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the year ended June 30, 2010. Ineffectiveness was not material during the year ended June 30, 2010.

The changes in other accumulated comprehensive income associated with derivative hedging activities during the years ended June 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Balance at July 1	$(17.3)	$(11.4)	$2.4
Current period changes in fair value, net of tax	11.6	(41.8)	(15.2)
Reclassification to earnings, net of tax	3.3	35.9	1.4

Balance at June 30	$(2.4)	$(17.3)	$(11.4)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of June 30, 2010 the Company had no cash collateral held by counterparties.

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

18.	Income Taxes

Income from continuing operations before income taxes for the Company’s domestic and international operations was as follows:

	Years Ended June 30,
($ in millions)	2010	2009	2008
Domestic	$(7.4)	$50.0	$262.1
International	12.1	13.0	35.2

Income before income taxes	$4.7	$63.0	$297.3

Notes to Consolidated Financial Statements (continued)

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2010	2009	2008
Current:
Federal	$—	$(8.5)	$83.4
State	0.7	0.3	7.9
Foreign	2.8	6.9	9.9
Deferred:
Federal	2.2	16.5	(1.9)
State	(4.1)	1.8	(3.1)
Foreign	1.0	(1.9)	0.6

	$2.6	$15.1	$96.8

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rate:

	Years Ended June 30,
(% of pre-tax income )	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Healthcare reform	126.9	—	—
Adjustment of prior years’ income taxes	57.8	—	—
Research and development tax credit	(6.0)	(5.6)	(0.3)
Change in tax position on previously filed tax return	—	(3.4)	—
Changes in uncertain tax positions, net	(104.8)	(5.2)	—
State income taxes, net of federal tax benefit	(13.5)	(1.1)	2.0
State valuation allowances	7.9	7.4	(0.8)
Domestic manufacturing deduction	(13.7)	(0.5)	(1.9)
Nontaxable income	(27.3)	(2.1)	(1.5)
Other, net	(7.0)	(0.5)	0.1

Effective income tax rate	55.3%	24.0%	32.6%

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recorded based upon temporary differences between financial statement and tax bases of assets and liabilities. The following deferred tax liabilities and assets were recorded as of June 30, 2010 and 2009:

	June 30,
($ in millions)	2010	2009
Deferred tax assets:
Postretirement provisions	$61.6	$60.8
Net operating loss carryforwards	20.2	18.1
Other reserve provisions	17.5	30.2
Pensions	125.6	96.9
Environmental	12.5	13.5
Tax credit carryforwards	0.3	0.3
Valuation allowances	(17.9)	(17.8)

Total deferred tax assets	219.8	202.0

Deferred tax liabilities:
Depreciation	(170.9)	(172.0)
Intangible assets	(7.8)	(4.6)
Inventories	(3.4)	(3.2)

Total deferred tax liabilities	(182.1)	(179.8)

Net deferred tax asset	$37.7	$22.2

As of June 30, 2010, the Company had state net operating losses of $329.4 million available to be carried forward to future years. The state net operating losses begin to expire in 2011.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain state net operating loss carryforwards. As of June 30, 2010 and 2009, the valuation allowance was $17.9 million and $17.8 million, respectively. During the years ended June 30, 2010 and 2009, the Company increased its valuation allowance in the amount of $0.1 million and $5.9 million, respectively. During the year ended June 30, 2008, state tax benefits were recognized through reductions of the valuation allowance in the amount of $2.3 million.

At June 30, 2010, the Company had undistributed earnings of international subsidiaries, amounting to $101.9 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes including any adjustments for foreign tax credit, state income taxes, and withholding taxes payable to the various foreign countries.

Carpenter is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. The Company has settled all IRS examinations through June 30, 2006.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions follows:

	Years Ended June 30,
($ in millions)	2010	2009	2008
Balance, beginning	$14.3	$19.8	$19.4
Additions based on tax positions of prior years	—	1.5	0.6
Additions based on tax positions of current years	—	1.7	0.7
Reductions as a result of a lapse of statute of limitations	(8.2)	(8.7)	—
Reductions based on tax positions of prior year	(1.9)	—	(0.6)
Settlements	(0.6)	—	(0.3)

Balance, ending	$3.6	$14.3	$19.8

It is the Company’s policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. The Company’s income tax expense included a benefit of $1.7 million, a benefit of $1.4 million, and expense of $1.7 million in the years ended June 30, 2010, 2009 and 2008, respectively, related to interest and penalties. As of June 30, 2010 and 2009, the amount of interest and penalties accrued was $0.6 million and $2.3 million, respectively.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized at June 30, 2010, would affect the Company’s effective tax rate was approximately $2.8 million. The total estimated unrecognized tax benefit that, if recognized at June 30, 2010, would be recorded in stockholders’ equity was approximately $1.4 million. It is reasonably possible that the amount of the unrecognized tax benefits will decrease by approximately $1.5 - $2.5 million within the next 12 months of the reporting date of the Company’s consolidated financial statements as a result of the expiration of the statutes of limitations in certain jurisdictions.

The Company, and/or one of its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. A summary of tax years that remain subject to examination, by major tax jurisdiction, is as follows:

Jurisdiction	Earliest Year Open to Examination
U.S. Federal	2007
States:
Pennsylvania	2007
California	2008
Illinois	2007

Foreign:
Belgium	2005
Mexico	2004

Notes to Consolidated Financial Statements (continued)

19.	Other Income, Net

Other income (expense), net consists of the following:

	Years Ended June 30,
($ in millions)	2010	2009	2008
Continued Dumping and Subsidy Offset Act receipts	$5.7	$6.1	$8.4
Foreign exchange gain (loss)	0.6	7.7	(2.5)
Interest income	1.6	4.7	16.5
Other	2.9	(3.4)	1.8

	$10.8	$15.1	$24.2

20.	Segment Information, Geographic and Product Data

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

On a consolidated basis, one customer, Precision Castparts Corporation, accounted for 10% ($116.1 million) of the Company’s sales for the year ended June 30, 2010. There were no significant individual customer sales that accounted for more than 10 percent of the total sales during fiscal years 2009 and 2008.

Notes to Consolidated Financial Statements (continued)

The accounting policies of both reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Segment Data	Year Ended June 30,
($ in millions)	2010	2009	2008
Net Sales:
Advanced Metals Operations	$853.0	$957.4	$1,390.7
Premium Alloys Operations	348.3	413.2	575.7
Intersegment	(2.7)	(8.3)	(12.9)

Consolidated net sales	$1,198.6	$1,362.3	$1,953.5

Operating Income:
Advanced Metals Operations	$11.8	$34.1	$188.7
Premium Alloys Operations	71.2	76.9	144.7
Corporate costs	(33.5)	(37.5)	(61.8)
Pension earnings, interest & deferrals	(37.9)	(0.1)	21.7
Restructuring costs	—	(9.4)	—
Intersegment	0.1	—	0.3

Consolidated operating income	$11.7	$64.0	$293.6

Geographic Data	Year Ended June 30,
($ in millions)	2010	2009	2008
Net Sales:(a)
United States	$820.8	$885.3	$1,297.7
Europe	194.6	261.5	372.2
Asia Pacific	82.9	86.4	114.9
Mexico	57.9	72.0	79.8
Canada	31.6	34.2	52.7
Other	10.8	22.9	36.2

Consolidated net sales	$1,198.6	$1,362.3	$1,953.5

(a)	Net sales were attributed to countries based on the location of the customer.

Long-lived assets:	June 30,
($ in millions)	2010	2009
United States	$611.5	$626.9
Europe	4.4	5.2
Mexico	1.3	1.5
Asia Pacific	0.3	0.5

Consolidated long-lived assets	$617.5	$634.1

Notes to Consolidated Financial Statements (continued)

Product Data	Year Ended June 30,
($ in millions)	2010	2009	2008
Special alloys	$637.8	$694.6	$1,019.8
Stainless steels	398.3	460.1	668.1
Titanium products	112.4	141.4	180.6
Other materials	50.1	66.2	85.0

Total net sales	$1,198.6	$1,362.3	$1,953.5

21.	Recent Accounting Pronouncements

Accounting Standards Codification

The Accounting Standards Codification (“ASC”) has become the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only affects the way companies reference U.S. GAAP and was not intended to change existing U.S. GAAP.

Fair Value Measurements

During the quarter ended September 30, 2009, the Company adopted new accounting guidance included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See fair value disclosures included in Note 14.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Level 1 and 2 measurements. In addition, this guidance clarifies existing fair value disclosures about the level of disaggregation and the input and valuation techniques used to measure fair value. The guidance only relates to disclosure and does not impact the Company’s consolidated financial statements. During the quarter ended March 31, 2010, the Company adopted this guidance in and there was no significant impact to the Company’s disclosures upon adoption.

In December 2008, the FASB issued accounting guidance that is included in ASC 715, “Compensation-Retirement Benefits.” This guidance includes objectives for disclosing information about an employer’s plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See disclosures related to pension and other postretirement plans in Note 11.

Participating Securities & the Two-class Method of Computing Earnings Per Share

During the quarter ended September 30, 2009, the Company adopted new accounting guidance included in ASC 260, “Earnings Per Share.” According to the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method. The guidance requires that all prior period earnings per share data be adjusted retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. See earnings per common share disclosures in Note 4.

Notes to Consolidated Financial Statements (continued)

22.	Supplemental Data

The following are additional required disclosures and other material items:

	Year Ended June 30,
($ in millions)	2010	2009	2008
Cost Data:
Repairs and maintenance costs	$60.4	$65.3	$68.2

Cash Flow Data:
Cash paid during the year for:
Interest payments	$19.8	$21.1	$23.5

Income tax payments, net	$13.7	$33.3	$148.8

	June 30,
($ in millions)	2010	2009	2008
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(23.7)	$(14.4)	$5.9
Pension and post-retirement benefits, net of tax	(344.5)	(314.8)	(138.4)
Net unrealized losses on derivatives, net of tax	(2.4)	(17.3)	(11.4)
Unrealized losses on marketable securities, net of tax	(0.5)	—	—

	$(371.1)	$(346.5)	$(143.9)

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are normally influenced by seasonal factors. Historically, the first two fiscal quarters (three months ending September 30 and December 31) are typically the lowest principally because of annual plant vacation and maintenance shutdowns by Carpenter and by many of its customers. However, the timing of major changes in the general economy or the markets for certain products as we experienced during the last two fiscal years can alter this pattern.

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2010
Net sales	$233.7	$263.8	$336.9	$364.2

Gross profit	$19.2	$35.6	$46.3	$43.7

Operating (loss) income	$(13.3)	$2.0	$12.8	$10.2

Net (loss) income	$(9.3)	$3.5	$2.1	$5.9

Fiscal Year 2009
Net sales	$413.7	$361.7	$330.0	$256.9

Gross profit	$73.7	$75.9	$49.2	$8.4

Operating income (loss)	$40.3	$39.7	$16.1	$(32.1)

Net income (loss)	$25.8	$29.8	$13.1	$(20.8)

Earnings per common share
Fiscal Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Basic earnings
Net income (loss)	$(0.21)	$0.08	$0.05	$0.13

Diluted earnings
Net income (loss)	$(0.21)	$0.08	$0.05	$0.13

Fiscal Year 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Basic earnings
Net income (loss)	$0.58	$0.68	$0.30	$(0.48)

Diluted earnings
Net income (loss)	$0.58	$0.68	$0.30	$(0.48)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding (in millions)
Fiscal Year 2010
Basic	43.9	44.0	44.0	44.0

Diluted	43.9	44.2	44.4	44.5

Fiscal Year 2009
Basic	44.3	43.7	43.8	43.8

Diluted	44.5	44.0	44.0	43.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)	Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

William A Wulfsohn was appointed President and Chief Executive Officer effective July 1, 2010. Mr. Wulfsohn has served as a Director for the Company since April 2009. Mr. Wulfsohn most recently served as Senior Vice President, Industrial Coatings at PPG Industries, a Fortune 200 company with more than $12 billion in annual revenues. Prior to joining PPG Industries, Mr. Wulfsohn served as Vice President and General Manager for Honeywell International. Previously, Mr. Wulfsohn worked for Morton International/Rohm & Haas, beginning as a director of marketing and culminating as Vice President and Business Director.

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

Michael L. Shor was appointed Executive Vice President – Advanced Metals Operations & Premium Alloys Operations, effective October 21, 2008. In this position, Shor is responsible for leading Carpenter’s business and operations both domestic and abroad. Prior to this position, Shor served as Sr. Vice President - Premium Alloys Operations where he was responsible for revenue growth and operational effectiveness for Carpenter’s Reading based manufacturing operations. Prior to that, Shor served as Sr. Vice President - Engineered Products from 2004 to 2007. Previously, Shor served as Senior. Vice President, Specialty Alloys Operations of Carpenter from 2000 to 2004. In this position, he had overall responsibility for the restructuring of Carpenter’s largest division while leading it to long-term sustainable revenue and profit growth.

Name	Age	Positions	Assumed Present Position

William A. Wulfsohn	48	President and Chief Executive Officer Director	July 2010

K. Douglas Ralph	49	Senior Vice President – Finance and Chief Financial Officer	July 2007

Michael L. Shor	51	Executive Vice President – Advanced Metals Operations & Premium Alloys Operations	October 2008

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance.”

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporate herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the caption “Audit/Finance Committee Report.”

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the caption “General Information.”

On November 2, 2009, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2010, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.	Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the caption “Security Ownership of Certain Persons.”

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	820,655	$26.53	4,476,157	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	820,655	$26.53	4,476,157	(1)

(1)

Includes 3,554,185 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock, and restricted stock units) and 921,972 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units.)

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2010 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit No.	Description

3(A)	Restated Certificate of Incorporation, dated October 26, 1998, is incorporated herein by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed on September 9, 2005.

3(B)	By-Laws, amended as of October 11, 2009, are attached as an Exhibit to this Annual Report on Form 10-K.

4(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3A and 3B, above.

4(B)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

4(C)	Prospectus, dated February 13, 1998, and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

4(D)	Indenture dated as of January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s (i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and (ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(C) to Carpenter’s Registration Statement No. 33-51613, as filed on Form S-3 on January 6, 1994.

4(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

4(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 12, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

Exhibit No.	Description

4(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

4(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(I)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(J)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

10(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation as amended on June 29, 2010 is attached as an Exhibit to this Annual Report on Form 10-K.

10(B)	Management and Officers Capital Appreciation Plan, an Incentive Stock Option Plan, amended as of April 26, 2001, is incorporated herein by reference to Exhibit 10(B) of Carpenter’s 2006 Annual Report on Form 10-K filed August 29, 2006.

10(C)	Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended as of June 29, 2010, is attached as an Exhibit to this Annual Report on Form 10-K.

10(D)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended December 31, 2009 filed February 3, 2010.

10(E)	Executive Bonus Compensation Plan, restated June 29, 2006 and further amended as of August 24, 2006 to be effective June 29, 2006 is incorporated herein by reference to Exhibit 10(A) of Carpenter’s Form 10-Q for the quarter ended September 30, 2006 filed November 3, 2006.

10(F)	Stock-Based Compensation Plan For Non-Employee Directors, as amended on June 29, 2010 is attached as an Exhibit to this Annual Report on Form 10-K.

10(G)	Officers’ and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(G) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

Exhibit No.	Description

10(H)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as restated on May 1, 1997 and amended October 28, 2002 and January 23, 2003, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated by reference to Exhibit 10(J) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10 (I) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(I)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: K. Douglas Ralph and Michael L. Shor, is incorporated herein by reference to Exhibit 10 (J) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(J)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective June 30, 2009 is incorporated herein by reference to Exhibit 10(J) of Carpenter’s 2009 Annual Report on Form 10-K filed August 20, 2009.

10(K)	Carpenter Technology Corporation Change of Control Severance Plan, adopted April 26, 2001 and amended as of August 20, 2007, is incorporated herein by reference to Exhibit 10(K) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(L)	Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(M) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(M)	Benefit Equalization Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(N) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

10(N)	Employment Letter Agreement of K. Douglas Ralph, dated July 6, 2007, is incorporated herein by reference to Exhibit 99.2 of Carpenter’s Current Report on Form 8-K filed July 11, 2007.

10(O)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as restated on May 1, 1997 and amended October 28, 2002 and January 23, 2003, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10(P) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10 (O) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

10(P)	Revolving Credit Agreement dated as of November 30, 2009 among Carpenter and certain of its subsidiaries as Borrowers and with JPMorgan Chase Bank NA, The Bank of Tokyo-Mitsubishi UFJ Trust Company, PNC Bank National Association and Keybank, National Association as Lenders is incorporated herein by reference to Carpenter’s Current Report on Form 8-K filed November 25, 2009.

Exhibit No.	Description

10(Q)	Release and Termination of Employment Agreement executed November 6, 2009, between the Company and T. Kathleen Hanley is incorporated herein by reference to Carpenter’s Current Report on Form 8-K filed on November 12, 2009.

10(R)	Supplemental Separation Pay Agreement executed July 20, 2010 between the Company and Anne L Stevens is incorporated herein by reference to Carpenter’s Current Report on Form 8-K filed on July 22, 2010.

10(S)	Employment Letter Agreement of William A. Wulfsohn, dated June 3, 2010, incorporated herein by reference to Carpenter’s Current Report on Form 8-K filed on June 7, 2010.

10(T)	Severance Pay Plan for Executives of Carpenter Technology Corporation, as adopted July 1, 2010, incorporated herein by reference to Carpenter’s Current Report on Form 8-K filed on July 2, 2010.

10(U)	Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) is incorporated herein by reference to Exhibit 10(A) of Carpenter’s 10-Q for the quarter ended December 31, 2009 filed February 3, 2010.

10(V)	Form of Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) is incorporated herein by reference to Exhibit 10(B) of Carpenter’s 10-Q for the quarter ended December 31, 2009 filed February 3, 2010.

12	Computations of Ratios of Earnings to Fixed Charges (unaudited) (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

24	Powers of Attorney in favor of William A. Wulfsohn or K. Douglas Ralph (filed herewith)

31(A)	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith)

99	Agreement to Furnish Debt Instruments (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President – Finance and
Chief Financial Officer

Date: August 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William A. Wulfsohn	President and Chief Executive Officer and Director (Principal Executive Officer)	August 20, 2010
William A. Wulfsohn

/s/ K. Douglas Ralph	Senior Vice President – Finance and Chief Financial Officer	August 20, 2010
K. Douglas Ralph
(Principal Financial Officer)

/s/ Thomas F. Cramsey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 20, 2010
Thomas F. Cramsey

*	Chairman and Director	August 20, 2010
Gregory A. Pratt

*	Director	August 20, 2010
Carl G. Anderson, Jr.

*	Director	August 20, 2010
Robert R. McMaster

*	Director	August 20, 2010
I. Martin Inglis

*	Director	August 20, 2010
Peter N. Stephans

*	Director	August 20, 2010
Kathryn C. Turner

*	Director	August 20, 2010
Jeffrey Wadsworth

*	Director	August 20, 2010
Stephen M. Ward, Jr.

*	Director	August 20, 2010
Dr. Phillip M. Anderson

Original Powers of Attorney authorizing William A. Wulfsohn or K. Douglas Ralph to sign this Report on behalf of: Carl G. Anderson, Jr., Robert R. McMaster, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr. and Dr. Phillip M. Anderson are being filed with the Securities and Exchange Commission.

*By	/s/ K. Douglas Ralph
K. Douglas Ralph
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2010

Allowance for doubtful accounts receivable	$2.8	$(0.1)	$—	$—	$2.7

Deferred tax valuation allowance	$17.9	$(0.4)	$—	$0.1	$17.6

Inventory reserves	$16.0	$(0.9)	$—	$0.1	$15.2

Year ended June 30, 2009

Allowance for doubtful accounts receivable	$2.7	$1.2	$—	$(1.1)	$2.8

Deferred tax valuation allowance	$12.0	$5.9	$—	$—	$17.9

Inventory reserves	$7.8	$11.1	$—	$(2.9)	$16.0

Year ended June 30, 2008

Allowance for doubtful accounts receivable	$4.0	$1.1	$—	$(2.4)	$2.7

Deferred tax valuation allowance	$14.1	$—	$—	$(2.1)	$12.0

Inventory reserves	$8.3	$—	$—	$(0.5)	$7.8