Form 10-Q
period 2010-09-30
CARPENTER TECHNOLOGY CORP
filed 2010-11-05
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the issuer’s common stock as of October 26, 2010 was 43,970,744.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$258.3	$265.4
Marketable securities	68.5	105.2
Accounts receivable, net	200.7	188.5
Inventories	272.7	203.6
Deferred income taxes	21.9	21.5
Other current assets	43.8	36.0

Total current assets	865.9	820.2
Property, plant and equipment, net	612.1	617.5
Goodwill	35.2	35.2
Other intangibles, net	17.4	17.6
Deferred income taxes	12.7	16.2
Other assets	89.1	76.5

Total assets	$1,632.4	$1,583.2

LIABILITIES
Current liabilities:
Accounts payable	$154.0	$130.5
Accrued liabilities	95.2	87.6
Current portion of long-term debt	100.0	—

Total current liabilities	349.2	218.1
Long-term debt, net of current portion	160.1	259.6
Accrued pension liabilities	312.1	322.6
Accrued postretirement benefits	145.6	146.7
Other liabilities	69.5	62.8

Total liabilities	1,036.5	1,009.8

Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,651,695 shares at September 30, 2010 and 54,644,401 shares at June 30, 2010; outstanding 43,968,973 shares at September 30, 2010 and 43,967,084 shares at June 30, 2010	273.3	273.2
Capital in excess of par value	226.9	223.3
Reinvested earnings	982.7	983.2
Common stock in treasury (10,682,722 shares and 10,677,317 shares at September 30, 2010 and June 30, 2010, respectively), at cost	(535.4)	(535.2)
Accumulated other comprehensive loss	(351.6)	(371.1)

Total stockholders’ equity	595.9	573.4

Total liabilities and stockholders’ equity	$1,632.4	$1,583.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,
	2010	2009
NET SALES	$351.7	$233.7
Cost of sales	301.9	214.5

Gross profit	49.8	19.2

Selling, general and administrative expenses	35.7	32.5

Operating income (loss)	14.1	(13.3)

Interest expense	(4.2)	(4.3)
Other income, net	1.6	1.5

Income (loss) before income taxes	11.5	(16.1)
Income tax expense (benefit)	3.9	(6.8)

NET INCOME (LOSS)	$7.6	$(9.3)

EARNINGS PER COMMON SHARE:
Basic	$0.17	$(0.21)

Diluted	$0.17	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44.1	43.9

Diluted	44.5	43.9

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2010	2009
Net income (loss)	$7.6	$(9.3)
Pension and post-retirement benefits, net of tax of ($2.8), and ($2.4), respectively	4.3	3.9
Net gain on derivative instruments, net of tax of ($4.0), and ($8.0), respectively	6.5	12.8
Unrealized loss on marketable securities, net of tax of $0.1, and $0.0, respectively	(0.1)	—
Foreign currency translation	8.8	1.8

Comprehensive income	$27.1	$9.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$7.6	$(9.3)
Adjustments to reconcile net income (loss) to net cash (used for) provided from operating activities:
Depreciation and amortization	15.1	14.4
Deferred income taxes	(3.7)	(4.8)
Net pension expense	15.2	15.3
Net loss (gain) on disposal of property and equipment	0.1	(0.7)
Changes in working capital and other:
Accounts receivable	(8.6)	(4.5)
Inventories	(66.6)	4.8
Other current assets	1.3	7.6
Accounts payable	22.9	20.8
Accrued current liabilities	(15.4)	(3.3)
Other, net	1.6	(4.1)

Net cash (used for) provided from operating activities	(30.5)	36.2

INVESTING ACTIVITIES
Purchases of property, equipment and software	(8.1)	(11.3)
Proceeds from disposals of property and equipment	0.1	0.9
Purchases of marketable securities	(53.1)	—
Proceeds from sales and maturities of marketable securities	89.8	15.0

Net cash provided from investing activities	28.7	4.6

FINANCING ACTIVITIES
Dividends paid	(8.0)	(8.0)
Proceeds from common stock options exercised	0.1	—

Net cash used for financing activities	(7.9)	(8.0)

Effect of exchange rate changes on cash and cash equivalents	2.6	1.7

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7.1)	34.5
Cash and cash equivalents at beginning of period	265.4	340.1

Cash and cash equivalents at end of period	$258.3	$374.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation are reflected in the interim periods presented. The June 30, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2010. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “the Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2. Earnings Per Common Share

The Company calculates basic earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (nonvested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock is divided by the weighted average number of shares for the period in each class. Because the participating securities have no obligation to share in net losses, losses are not allocated to the participating securities in this calculation.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
($ in millions, except per share data)	2010	2009
Net income (loss)	$7.6	$(9.3)
Less: earnings allocated to participating securities	(0.1)	(0.1)

Earnings (loss) available for common shareholders	$7.5	$(9.4)

Weighted average number of common shares outstanding for basic earnings per common share	44.1	43.9
Effect of shares issuable under share based compensation plans	0.4	—

Weighted average number of common shares outstanding for diluted earnings per common share	44.5	43.9

Basic earnings per common share	$0.17	$(0.21)

Diluted earnings per common share	$0.17	$(0.21)

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Three Months Ended September 30,
(in millions)	2010	2009
Stock options	0.4	0.9
Restricted stock awards	0.1	0.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of September 30, 2010 and June 30, 2010. The following is a summary of marketable securities, all of which were classified as available-for-sale as of September 30, 2010 and June 30, 2010:

September 30, 2010 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value
Current
Government agency bonds	$45.6	$—	$45.6
Corporate bonds	20.9	—	20.9
Commercial paper	2.0	—	2.0

	$68.5	$—	$68.5

Non-current
Municipal auction rate securities	$6.2	$(1.1)	$5.1

June 30, 2010 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value
Current
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Certificate of deposit	10.0	—	10.0
Commercial paper	0.9	—	0.9

	$105.2	$—	$105.2

Non-current
Municipal auction rate securities	$6.2	$(0.9)	$5.3

For the three months ended September 30, 2010 and 2009, proceeds from sales and maturities of marketable securities were $89.8 million and $15.0 million, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Inventories

Inventories consisted of the following components as of September 30, 2010 and June 30, 2010:

($ in millions)	September 30, 2010	June 30, 2010
Raw materials and supplies	$43.2	$30.7
Work in process	153.0	109.1
Finished and purchased products	76.5	63.8

Total inventory	$272.7	$203.6

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the last-in, first-out (“LIFO”) method.

5. Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2010 and June 30, 2010:

($ in millions)	September 30, 2010	June 30, 2010
Employee benefits	$41.5	$25.9
Compensation	21.4	38.6
Derivative financial instruments	8.7	1.9
Other	23.6	21.2

Total accrued liabilities	$95.2	$87.6

6. Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three months ended September 30, 2010 and 2009 were as follows:

	Pension Plans		Other Postretirement Plans
Three months ended September 30, ($ in millions)	2010	2009	2010	2009
Service cost	$5.7	$5.2	$0.7	$0.6
Interest cost	11.6	12.5	2.7	3.0
Expected return on plan assets	(11.3)	(11.2)	(1.3)	(1.1)
Amortization of net loss	7.2	6.8	1.5	1.3
Amortization of prior service cost (benefit)	0.3	0.2	(1.9)	(2.0)

Net pension expense	$13.5	$13.5	$1.7	$1.8

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Revolving Credit Agreement

The Company has a revolving credit facility (“Credit Agreement”) that permits the Company to borrow funds for working capital and other general corporate purposes based on a revolving credit commitment amount of $200 million subject to the Company’s right, from time to time, to request an increase of the commitment to $300 million in the aggregate and provides for the issuance of Letters of Credit within such amount. The Credit Agreement expires November 24, 2012. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2010, the Company had $3.8 million of issued letters of credit under the Credit Agreement, with the balance of $196.2 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (which begins at 3.0 to 1.0 for the period through September 30, 2010, and ultimately increases to 3.5 to 1.0). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated EBITDA to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of September 30, 2010, the Company was in compliance with all of the covenants of the Credit Agreement.

8. Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2010, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities were $4.9 million at September 30, 2010 and June 30, 2010.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including the Company, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for the Company, reached an out of court settlement with the plaintiffs. The Company denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. The Company intends to continue to defend against the claims in this case, but is unable to predict the outcome of the proceedings at this time. As of September 30, 2010 and June 30, 2010, the Company has recorded a liability related to this case of $21.8 million.

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

During the period the Company’s customs broker was filing claims on the Company’s behalf, July 2003 through December 2006, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and the Company’s internal review is not yet known, based on current facts the Company believes that the reserve recorded of $2.5 million as of September 30, 2010 is a reasonable estimate of the probable future loss that will result from the investigation. The Company does not expect that any additional material liabilities will be incurred related to this matter.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Export Regulations

In fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of September 30, 2010.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

September 30, 2010	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$45.6	$—	$45.6
Corporate bonds	20.9	—	20.9
Commercial paper	2.0	—	2.0
Municipal auction rate securities	—	5.1	5.1
Derivative financial instruments	—	31.9	31.9

Total assets	$68.5	$37.0	$105.5

Liabilities:
Derivative financial instruments	$—	$19.7	$19.7

June 30, 2010	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Certificates of deposit	10.0	—	10.0
Commercial Paper	0.9	—	0.9
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	9.2	9.2

Total assets	$105.2	$14.5	$119.7

Liabilities:
Derivative financial instruments	$—	$6.7	$6.7

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2010		June 30, 2010
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Company-owned life insurance	$9.1	$9.1	$9.3	$9.3
Long-term debt, including current portion	$260.1	$270.4	$259.6	$267.9

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of September 30, 2010 and June 30, 2010 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

10. Other Income, Net

Other income, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2010	2009
Interest income	$0.3	$0.3
Equity in earnings of unconsolidated subsidiary	0.6	0.2
Other income	0.7	1.0

Total other income, net	$1.6	$1.5

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedging – Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to costs of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Cash Flow Hedging – Forward Interest Rate Swaps: The Company has entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued to refinance the $100 million of fixed rate date scheduled to mature in August 2011. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of September 30, 2010 and June 30, 2010, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts, were not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of both September 30, 2010 and June 30, 2010, the total notional amount of floating interest rate contracts was $65.0 million. For the three months ended September 30, 2010 and 2009, net gains of $0.6 million were recorded as a reduction to interest expense for both periods. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2010 and June 30, 2010:

September 30, 2010 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$—	$14.0	$14.9
Other assets	3.7	—	13.3	17.0

Total asset derivatives	$4.6	$—	$27.3	$31.9

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.9	$0.7	$7.1	$8.7
Other liabilities	—	—	11.0	11.0

Total liability derivatives	$0.9	$0.7	$18.1	$19.7

June 30, 2010 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$1.8	$3.4	$5.7
Other assets	3.2	—	0.3	3.5

Total asset derivatives	$3.7	$1.8	$3.7	$9.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$1.9	$1.9
Other liabilities	—	—	4.8	4.8

Total liability derivatives	$—	$—	$6.7	$6.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three months ended September 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
($ in millions)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship:	2010	2009
Commodity contracts	$12.8	$21.1
Foreign exchange contracts	(1.4)	(0.3)
Forward interest rate swaps	(0.8)	—

Total	$10.6	$20.8

		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship:		2010	2009
Commodity contracts	Cost of sales	$(0.3)	$(6.0)
Foreign exchange contracts	Net sales	0.1	0.2

Total		$(0.2)	$(5.8)

The Company estimates that $4.1 million of net derivative gains included in AOCI as of September 30, 2010 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended September 30, 2010. There was no ineffectiveness during the three months ended September 30, 2010 and 2009.

The changes in accumulated other comprehensive income associated with derivative hedging activities during the three months ended September 30, 2010 and 2009 were as follows:

	September 30,
($ in millions)	2010	2009
Balance at beginning	$(2.4)	$(17.3)
Current period changes in fair value, net of tax	6.0	5.2
Reclassifications to earnings, net of tax	0.6	7.6

Balance at ending	$4.2	$(4.5)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of September 30, 2010 and June 30, 2010 the Company had no cash collateral held by counterparties.

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

Income taxes in the recent first quarter were $3.9 million, or 33.9 percent of pre-tax income versus a benefit of $6.8 million, or 42.2 percent of pre-tax loss in the same quarter a year ago. The decrease in the effective tax rate for the three months ended September 30, 2010 is primarily due to the less dilutive impact that our permanent differences have had on our effective tax rate in the current year as a result of higher income levels in the current quarter as compared with a pre-tax loss a year ago.

For the three months ended September 30, 2010, the Company’s unrecognized tax benefits increased $0.1 million as a result of tax positions taken during a prior period. Interest and penalties are recognized as a component of income tax expense. During the three months ended September 30, 2010 and 2009 the Company recognized in income tax expense, $0.1 million and $0.3 million of interest and penalties, respectively. As of September 30, 2010 and June 30, 2010, the amount of interest and penalties accrued was $0.7 million and $0.6 million, respectively.

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

A single customer accounted for 10 percent and 11 percent of the Company’s net sales for the three months ended September 30, 2010 and 2009, respectively.

Segment Data	Three Months Ended September 30,
($ in millions)	2010	2009
Net Sales:
Advanced Metals Operations	$246.6	$175.3
Premium Alloys Operations	107.7	59.3
Intersegment	(2.6)	(0.9)

Consolidated net sales	$351.7	$233.7

Operating Income (Loss):
Advanced Metals Operations	$8.6	$(2.6)
Premium Alloys Operations	24.3	7.9
Corporate costs	(9.9)	(9.0)
Pension earnings, interest & deferrals	(8.8)	(9.5)
Intersegment	(0.1)	(0.1)

Consolidated operating income (loss)	$14.1	$(13.3)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Subsequent Event

On October 19, 2010, Carpenter established a strategic partnership with Sandvik Materials Technology to further strengthen its leadership position in high-performance powder metal products. As part of the joint venture arrangement, the Company will acquire a 40 percent interest in Sandvik Powdermet AB and Sandvik AB will acquire a 40 percent interest in Carpenter Powder Products AB.

Carpenter Powder Products AB, a unit of Carpenter based in Torshalla, Sweden, manufactures high-alloy powder and is currently one of Sandvik Powdermet AB’s major suppliers. The joint venture will provide Carpenter with access to Sandvik Powdermet AB’s market for near-net-shape powder products, and will ensure Sandvik’s long-term supply of high quality powder. As the name implies, near-net-shapes are produced using a manufacturing technique in which the initial production of the item is very close to the final (net) shape resulting in lower production costs for end users of the products. The cooperation is expected to provide accelerated growth opportunities for both companies in powder metal markets. The two businesses, each with current annual revenues of approximately $20 million, will continue to operate under their current respective brands, Carpenter and Sandvik.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month period ended September 30, 2010 and the comparable periods of fiscal year 2010, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

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

The volatility of the costs of raw materials has impacted our operations over the past several years. We, and others in our industry, generally have been able to pass cost increases on major raw materials through to our customers using surcharges that are structured to recover increases in raw material costs. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month which correlates to the prices we pay for our raw material purchases. However, a portion of our surcharges to customers may be calculated using a different surcharge formula or may be based on the raw material prices at the time of order, which creates a lag between surcharge revenue and corresponding raw material costs recognized in costs of sales. The surcharge mechanism protects our net income on such sales except for the lag effect discussed above. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this report.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $15.2 million or $0.21 per diluted share versus $15.3 million or $0.21 per diluted share in the same quarter last year. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is recorded in accounts that are included in both the Cost of sales and Selling, general and administrative expenses lines of our statements of operations. The following is a summary of the classification of net pension expense included in our statements of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
($ in millions)	2010	2009
Cost of sales	$11.5	$11.2
Selling, general and administrative expenses	3.7	4.1

Net pension expense	$15.2	$15.3

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net pension expense for fiscal year 2011 will be $60.8 million as compared with $61.3 million recorded in fiscal year 2010.

	Three Months Ended September 30,
($ in millions)	2010	2009
Service cost	$6.4	$5.8
Pension earnings, interest and deferrals	8.8	9.5

Net pension expense	$15.2	$15.3

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs.

Operating Performance Overview

For the quarter ended September 30, 2010, we reported net income of $7.6 million, or $0.17 per diluted share, compared with a loss for the same period a year earlier of $9.3 million, or $0.21 per diluted share.

Strong revenue and volume growth contributed to a significant increase in operating margin and profitability over the prior year. We also maintained a consistent operating margin compared to our recent fourth quarter on slightly lower, seasonally–adjusted volumes, which was in line with our expectations. The increase in order activity is creating tight capacity and longer customer lead times. We are hiring and training employees to expand available production capacity and have increased inventories to meet this demand. We are also taking pricing actions and making mix management decisions to improve our profitability and create additional flex capacity for attractive incremental volume.

Results of Operations – Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Net Sales

Net sales for the three months ended September 30, 2010 were $351.7 million, which was a 50 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 40 percent. Overall, pounds shipped were 39 percent higher than the first fiscal quarter a year ago. Demand in our key end markets continues to strengthen. In addition to ongoing strong demand for materials used in aerospace engines, we have seen a significant pick-up in our energy business. This includes increased demand for materials used in power generation and our expanded participation in oil and gas applications.

Geographically, sales outside the United States increased 53 percent from the same period a year ago to $109.8 million. Net sales in Europe were up 42 percent on 36 percent higher volume driven mainly by significant broad based growth in most markets particularly in our key target markets aerospace and energy. Revenues increased 63 percent in Asia on 45 percent higher volume driven by significant broad based growth in most markets. International sales remained the same at 31 percent of total net sales for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2010	2009
Aerospace	$146.1	$103.1	$43.0	42%
Industrial	83.0	49.5	33.5	68
Energy	29.9	12.2	17.7	145
Medical	28.7	26.0	2.7	10
Consumer	33.7	23.3	10.4	45
Automotive	30.3	19.6	10.7	55

Total net sales	$351.7	$233.7	$118.0	50%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2010	2009
Aerospace	$107.6	$81.3	$26.3	32%
Industrial	60.1	41.3	18.8	46
Energy	24.3	9.5	14.8	156
Medical	24.8	21.4	3.4	16
Consumer	24.8	18.2	6.6	36
Automotive	22.1	16.2	5.9	36

Total net sales excluding surcharge revenues	$263.7	$187.9	$75.8	40%

Sales to the aerospace market increased 42 percent from the first quarter a year ago to $146.1 million. Excluding surcharge revenue, sales increased 32 percent from the first quarter a year ago on 29 percent higher shipment volume. Aerospace results reflect the fourth consecutive quarter of strong demand for engine components and the beginning stages of improved fastener order activity.

Industrial market sales increased 68 percent from the first quarter a year ago to $83.0 million. Excluding surcharge revenue, sales increased approximately 46 percent on a 36 percent increase in shipment volume. The year-over-year result reflects increased overall demand for industrial products that outpaced general market growth rates. There was also a positive mix shift to higher value fittings and semiconductor applications.

Sales to the energy market of $29.9 million reflected a 145 percent increase from the first quarter a year ago. Excluding surcharge revenue, sales increased 156 percent from a year ago on higher shipment volume of 149 percent. The year-over-year increase reflects sharply higher demand and expansion into new applications for materials used in the oil and gas sectors as well as recovering demand for high value materials used in industrial gas turbines.

Sales to the medical market increased 10 percent from a year ago to $28.7 million. Excluding surcharge revenue, sales increased 16 percent on higher shipment volume of 9 percent. The year-over-year increase reflects increased demand and re-stocking of titanium products within the supply chain.

Sales to the consumer market increased 45 percent to $33.7 million from a year ago. Excluding surcharge revenue, sales increased 36 percent, while shipment volume increased by 38 percent. Increases in volumes and revenues resulted from supply chain inventory restocking and demand growth from Asia for fasteners and electronic applications.

Automotive market sales increased 55 percent from the first quarter a year ago to $30.3 million. Excluding surcharge revenue, sales increased 36 percent on 46 percent higher shipment volume. The year-over-year volume increase reflects demand growth related to fuel system components as well as strong shipments of lower value automotive valves.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2010	2009
Special alloys	$180.8	$120.8	$60.0	50%
Stainless steels	119.2	74.0	45.2	61
Titanium products	34.0	26.8	7.2	27
Other materials	17.7	12.1	5.6	46

Total net sales	$351.7	$233.7	118.0	50%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2010	2009
Special alloys	$122.4	$88.2	$34.2	39%
Stainless steels	91.3	61.0	30.3	50
Titanium products	34.0	26.8	7.2	27
Other materials	16.0	11.9	4.1	34

Total net sales excluding surcharge revenues	$263.7	$187.9	$75.8	40%

Sales of special alloys products increased 50 percent from a year ago. Excluding surcharge revenue, sales increased 39 percent on a 41 percent increase in shipment volume. The sales increase principally reflects the increase in demand for special alloys used in the aerospace and energy markets.

Sales of stainless steels increased 61 percent from a year ago to $119.2 million. Excluding surcharge revenue, sales increased 50 percent on 40 percent higher shipment volume. Stainless steels sales benefited from increased shipments of material used in the medical, automotive and consumer markets.

Sales of titanium products increased 27 percent from a year ago to $34.0 million. Excluding surcharge revenue, sales increased 27 percent on 41 percent higher volume. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets offset by the impact of lower titanium prices during the current quarter as compared with the prior year quarter.

Gross Profit

Our gross profit in the first quarter increased 159 percent to $49.8 million, or 14.2 percent of net sales (18.9 percent of net sales excluding surcharges), as compared with $19.2 million, or 8.2 percent of net sales (10.2 percent of net sales excluding surcharges), in the same quarter a year ago. The higher gross profit in this year’s first quarter was driven by significantly higher volumes and better overall cost performance, partially offset by a slightly weaker product mix. The overall mix results are comprised of strong margins in our Premium Alloy Operations segment, more than offset by weaker mix in our Advanced Metals Operations segment as result of taking on increased volumes over the last year in lower value applications within automotive and other markets.

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

	Three Months Ended September 30,
($ in millions)	2010	2009
Net sales	$351.7	$233.7
Less: surcharge revenue	88.0	45.8

Net sales excluding surcharges	$263.7	$187.9

Gross profit	$49.8	$19.2

Gross margin	14.2%	8.2%

Gross margin excluding dilutive effect of surcharges	18.9%	10.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $35.7 million were 10.2 percent of net sales (13.5 percent of net sales excluding surcharges) as compared with $32.5 million or 13.9 percent of net sales (17.3 percent of net sales excluding surcharges) in the same quarter a year ago. The year-over-year increase is due to higher variable compensation accruals versus the prior period and increases associated with resources added to drive strategic growth initiatives.

Operating Income (Loss)

Our operating income in the first quarter increased to $14.1 million as compared with a loss of $13.3 million in the same quarter a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 8.7 percent for the quarter as compared with a negative 2.0 percent a year ago. There was little impact in the current quarter from LIFO effects.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

($ in millions)	Three Months Ended September 30,
	2010	2009
Net sales	$351.7	$233.7
Less: surcharge revenue	88.0	45.8

Net sales excluding surcharges	$263.7	$187.9

Operating income (loss)	$14.1	$(13.3)
Add back: Pension EID expense	8.8	9.5

Operating income (loss) excluding pension EID expense	$22.9	$(3.8)

Operating margin excluding surcharges and pension EID expense	8.7%	(2.0)%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income (loss) from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted operating margin by 80 basis points during the recent first quarter and also had a negative impact of 170 basis points on our operating margin during the prior year’s first quarter.

Interest Expense

Interest expense for the quarter was $4.2 million, as compared with $4.3 million in the same quarter in the prior year. The decrease in interest expense is attributable to the reductions in outstanding debt related to prior year repayments offset by lower capitalized interest costs during fiscal year 2011.

Other Income, Net

Other income was $1.6 million for the recent quarter compared with $1.5 million in the first quarter a year ago.

Income Taxes

Income taxes in the recent first quarter were $3.9 million, or 33.9 percent of pre-tax income versus a benefit of $6.8 million, or 42.2 percent of pre-tax loss in the same quarter a year ago. The decrease in the effective tax rate for the three months ended September 30, 2010 is primarily due to the less dilutive impact that our permanent differences have had on our effective tax rate in the current year as a result of higher income levels in the current quarter as compared with a pre-tax loss a year ago.

Business Segment Results

We have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$246.6	$175.3	$71.3	41%
Premium Alloys Operations	107.7	59.3	48.4	82
Intersegment	(2.6)	(0.9)	(1.7)	189

Total net sales	$351.7	$233.7	$118.0	50%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$191.0	$145.7	$45.3	31%
Premium Alloys Operations	75.3	43.1	32.2	75
Intersegment	(2.6)	(0.9)	(1.7)	189

Total net sales excluding surcharge revenue	$263.7	$187.9	$75.8	40%

Advanced Metals Operations Segment

Net sales for the quarter ended September 30, 2010 for the AMO segment increased 41 percent to $246.6 million, as compared with $175.3 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 31 percent on 30 percent higher shipment volume from a year ago. The results reflect increased shipment volume related to higher demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $8.6 million or 3.5 percent of net sales (4.5 percent of net sales excluding surcharge revenue) in the recent quarter, as compared with a loss of $2.6 million or 1.5 percent of net sales (1.8 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of the higher volumes offset by a weaker product mix resulting from growth within the lower value markets.

Premium Alloys Operations Segment

Net sales for the quarter ended September 30, 2010 for the PAO segment increased 82 percent to $107.7 million, as compared with $59.3 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 75 percent on 80 percent higher shipment volume from a year ago. The increase in net sales is due to strong demand in the aerospace and energy markets.

Operating income for the PAO segment was $24.3 million or 22.6 percent of net sales (32.3 percent of net sales excluding surcharge revenue) in the recent quarter, compared with $7.9 million or 13.3 percent of net sales (18.3 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of the significantly higher volume particularly in high value applications used in the aerospace and energy markets.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $327 million as of September 30, 2010, together with cash generated from operations and available borrowing capacity of approximately $196 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $100 million and other obligations for the foreseeable future.

Our strong balance sheet position allows us to fund growth initiatives, both organic and external, while maintaining an appropriately conservative financial structure given the inherent cyclicality of our industry. We reclassified the $100 million notes that mature in August 2011 from long-term debt to current portion of long term debt on our consolidated balance sheet as of September 30, 2010. It is our intent to refinance that note upon maturity and we have begun to hedge the risk of rates rising between now and the refinancing date.

Our revolving credit facility expires November 2012 and contains a revolving credit commitment of $200 million. As of September 30, 2010, we had $3.8 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($196.2 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio.

As of September 30, 2010, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of September 30, 2010:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.0 to 1.0 (minimum)	9.5 to 1.0
Consolidated debt to capital	55% (maximum)	30%

During the three months ended September 30, 2010, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $46.5 million as compared to $17.8 million for the same period a year ago. The free cash flow in the three months ended September 30, 2010 principally reflects the impacts of investment in increased inventory levels to support growing customer demand.

Capital expenditures for plant, equipment and software were $8.1 million for the three months ended September 30, 2010, as compared with $11.3 million for the same period a year ago. We expect to finish the fiscal year with about $70 million of capital expenditures.

Dividends during the three months ended September 30, 2010 and 2009 were $8.0 million, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

	Three Months Ended September 30,
($ in millions, except per share data)	2010	2009
Pension plans expense	$13.5	$13.5
Other postretirement benefit plans expense	1.7	1.8

	15.2	15.3
Income tax benefit	(5.7)	(6.1)

Net pension expense	$9.5	$9.2

Weighted average diluted common shares	44.5	43.9

Net pension expense per diluted share	$0.21	$0.21

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

Operating Income and Operating Margin Excluding Surcharges and Pension EID Expense

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges and pension EID expense, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense to operating income and operating margin determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2010	2009
Net cash (used for) provided from operating activities	$(30.5)	$36.2
Purchases of property, equipment, and software	(8.1)	(11.3)
Proceeds from disposals of property and equipment	0.1	0.9
Dividends paid	(8.0)	(8.0)

Free cash flow	$(46.5)	$17.8

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2010, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at September 30, 2010 and June 30, 2010.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. We intend to continue to defend against the claims in this case, but are unable to predict the outcome of the proceedings at this time. As of September 30, 2010 and June 30, 2010, we recorded a liability related to this case of $21.8 million.

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

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation and our internal review is not yet known, based on current facts we believe that the net remaining reserve recorded as of September 30, 2010 of $2.5 million is a reasonable estimate of the probable loss that will result from the investigation. We do not expect that any additional material liabilities will be incurred.

Export Regulations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of September 30, 2010.

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

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2010. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on our business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) the volatility of, and our ability to recoup increases in, the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to us, our customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania and for which there may be limited alternatives if there are significant equipment failures or catastrophic events; and (14) our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

The status of our financial instruments as of September 30, 2010 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements.” of this Quarterly Report on Form 10-Q. Assuming on September 30, 2010, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.	Controls and Procedures

(a) Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

10 (A)	Amended and Restated Carpenter Technology Corporation Change in Control Severance Plan, incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on September 3, 2010.

10 (B)	Form of Restricted Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) is attached as an Exhibit to this Quarterly Report on Form 10-Q.

10 (C)	Employment Letter Agreement of David Strobel, dated September 2, 2010, is attached as an Exhibit to this Quarterly Report on Form 10-Q.

10 (D)	Employment Agreement of Michael L. Shor, dated September 2, 2010, is attached as an Exhibit to this Quarterly Report on Form 10-Q.

10 (E)	Agreement, dated September 2, 2010, by and between the Company and Dr. Sunil Y. Widge, is attached as an Exhibit to this Quarterly Report on Form 10-Q.

10 (F)	Employment Letter of Agreement of James Dee, dated August 13, 2010, is attached as an Exhibit to this Quarterly Report on Form 10-Q.

10 (G)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following executive officers: William A. Wulfsohn, K. Douglas Ralph, David L. Strobel, Sunil Y. Widge and James D. Dee, is incorporated herein by reference to Exhibit 10 (J) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: November 5, 2010	/S/ K. DOUGLAS RALPH
K. Douglas Ralph
Senior Vice President
and Chief Financial Officer