Form 10-Q
period 2010-12-31
CARPENTER TECHNOLOGY CORP
filed 2011-02-04
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares outstanding of the issuer’s common stock as of January 26, 2011 was 44,010,487.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$157.2	$265.4
Marketable securities	66.7	105.2
Accounts receivable, net	202.6	188.5
Inventories	327.8	203.6
Deferred income taxes	19.1	21.5
Other current assets	45.3	36.0

Total current assets	818.7	820.2
Property, plant and equipment, net	633.2	617.5
Goodwill	35.2	35.2
Other intangibles, net	38.6	17.6
Deferred income taxes	7.8	16.2
Other assets	96.5	76.5

Total assets	$1,630.0	$1,583.2

LIABILITIES
Current liabilities:
Accounts payable	$129.6	$130.5
Accrued liabilities	95.6	87.6
Current portion of long-term debt	100.0	—

Total current liabilities	325.2	218.1
Long-term debt, net of current portion	159.1	259.6
Accrued pension liability	313.0	322.6
Accrued postretirement benefits	145.1	146.7
Other liabilities	64.9	62.8

Total liabilities	1,007.3	1,009.8

Contingencies and commitments (see Note 9)

EQUITY
Carpenter Technology Corporation (“Carpenter”) stockholders’ equity:
Common stock – authorized 100,000,000 shares; issued 54,658,910 shares at December 31, 2010 and 54,644,401 shares at June 30, 2010; outstanding 44,008,387 shares at December 31, 2010 and 43,967,084 shares at June 30, 2010	273.3	273.2
Capital in excess of par value	228.0	223.3
Reinvested earnings	984.0	983.2
Common stock in treasury (10,650,523 shares and 10,677,317 shares at December 31, 2010 and June 30, 2010, respectively), at cost	(533.5)	(535.2)
Accumulated other comprehensive loss	(338.4)	(371.1)

Total Carpenter stockholders’ equity	613.4	573.4

Noncontrolling interest	9.3	—

Total equity	622.7	573.4

Total liabilities and equity	$1,630.0	$1,583.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

NET SALES	$375.6	$263.8	$727.3	$497.5
Cost of sales	326.5	228.2	628.4	442.7

Gross profit	49.1	35.6	98.9	54.8

Selling, general and administrative expenses	37.0	33.6	72.7	66.1

Operating income (loss)	12.1	2.0	26.2	(11.3)

Interest expense	(4.3)	(4.5)	(8.5)	(8.8)
Other income, net	3.0	6.7	4.5	8.2

Income (loss) before income taxes	10.8	4.2	22.2	(11.9)
Income tax expense (benefit)	1.4	0.7	5.2	(6.0)

Net income (loss)	9.4	3.5	17.0	(5.9)

Less: net income attributable to noncontrolling interest	(0.1)	—	(0.1)	—

NET INCOME (LOSS) ATTRIBUTABLE TO CARPENTER	$9.3	$3.5	$16.9	$(5.9)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.21	$0.08	$0.38	$(0.14)

Diluted	$0.21	$0.08	$0.38	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44.1	44.0	44.1	43.9

Diluted	44.7	44.2	44.6	43.9

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$9.4	$3.5	$17.0	$(5.9)
Other comprehensive income, net of tax
Pension and post-retirement benefits, net of tax of ($2.4), ($2.4), ($5.3) and ($4.8), respectively	4.6	4.0	8.8	7.8
Net gain on derivative instruments, net of tax of ($6.0), ($1.8), ($10.0) and ($9.8), respectively	10.0	2.9	16.6	15.8
Unrealized loss on marketable securities, net of tax of $0.0, $0.0, $0.1 and $0.0, respectively	—	—	(0.1)	—
Foreign currency translation	(1.3)	(0.2)	7.5	1.6

Comprehensive income	22.7	10.2	49.8	19.3
Comprehensive income attributable to the noncontrolling interest	(0.2)	—	(0.2)	—

Comprehensive income attributable to Carpenter	$22.5	$10.2	$49.6	$19.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$17.0	$(5.9)
Adjustments to reconcile net income (loss) to net cash (used for) provided from operating activities:
Depreciation and amortization	30.1	29.2
Deferred income taxes	(4.2)	(9.0)
Net pension expense	30.3	30.5
Net loss (gain) on disposal of property and equipment	0.5	(0.7)
Changes in working capital and other:
Accounts receivable	(4.5)	1.3
Inventories	(116.5)	(1.8)
Other current assets	4.3	19.3
Accounts payable	(5.5)	11.8
Accrued liabilities	(15.4)	(3.4)
Other, net	(0.2)	(12.4)

Net cash (used for) provided from operating activities	(64.1)	58.9

INVESTING ACTIVITIES
Purchases of property, equipment and software	(17.7)	(19.1)
Proceeds from disposals of property and equipment	0.1	0.9
Acquisition of business	(41.6)	—
Acquisition of equity method investment	(6.2)	—
Purchases of marketable securities	(63.0)	(51.5)
Proceeds from sales and maturities of marketable securities	101.4	15.0

Net cash used for investing activities	(27.0)	(54.7)

FINANCING ACTIVITIES
Payments on long-term debt assumed in connection with acquisition of business	(12.4)	—
Proceeds received from sale of noncontrolling interest	9.1	—
Dividends paid	(16.0)	(16.0)
Payments of debt issue costs	—	(2.0)
Tax benefits on share-based compensation	0.1	0.1
Proceeds from common stock options exercised	0.3	0.2

Net cash used for financing activities	(18.9)	(17.7)

Effect of exchange rate changes on cash and cash equivalents	1.8	0.9

DECREASE IN CASH AND CASH EQUIVALENTS	(108.2)	(12.6)
Cash and cash equivalents at beginning of period	265.4	340.1

Cash and cash equivalents at end of period	$157.2	$327.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Unaudited)

(in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balances at June 30, 2009	$273.1	$208.9	$1,013.0	$(531.5)	$(346.5)	$—	$617.0

Net loss			(5.9)				(5.9)
Other comprehensive income					25.2		25.2
Cash Dividends:
Common @ $0.36 per share			(16.0)				(16.0)
Uncertain tax position adjustments		4.9					4.9
Share-based compensation plans		5.2		(3.2)			2.0
Stock options exercised	0.1	0.1					0.2
Tax shortfall on share-based compensation		(0.6)					(0.6)

Balances at December 31, 2009	$273.2	$218.5	$991.1	$(534.7)	$(321.3)	$—	$626.8

	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balances at June 30, 2010	$273.2	$223.3	$983.2	$(535.2)	$(371.1)	$—	$573.4

Proceeds received from sale of noncontrolling interest						9.1	9.1
Net income			16.9			0.1	17.0
Other comprehensive income					32.7	0.1	32.8
Cash Dividends:
Common @ $0.36 per share			(16.0)				(16.0)
Share-based compensation plans		4.7		1.7			6.4
Stock options exercised	0.1	0.2					0.3
Tax shortfall on share-based compensation		(0.2)					(0.2)
Other			(0.1)				(0.1)

Balances at December 31, 2010	$273.3	$228.0	$984.0	$(533.5)	$(338.4)	$9.3	$622.7

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2010. Operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Acquisition and Strategic Partnership

Acquisition

On December 31, 2010, the Company acquired all of the members’ interests in Amega West Services, LLC (“Amega West”), a Houston-based manufacturer and service provider in the directional drilling industry for a cash purchase price of $41.6 million. In connection with the acquisition, the Company also assumed $12.4 million of Amega West’s long-term debt which was paid off in cash concurrently with closing of the purchase. Amega West is a leading manufacturer of high-precision components for measurement while drilling (MWD) and logging while drilling (LWD), drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well. The consideration paid has been preliminarily allocated to $6.6 million of net working capital, including $4.9 million of amounts due to Carpenter, and $25.9 million of property, plant and equipment. The unallocated purchase price in excess of the estimated fair value of the tangible net assets acquired of $21.5 million is included in other intangibles, net as of December 31, 2010. The purchase price allocation is preliminary and final valuations are expected to be completed in the third quarter of fiscal year 2011.

The purchase agreement includes an earn-out opportunity for certain management equity sellers, designed to drive earnings growth at Amega West. According to the terms of the earn-out, the Company held back approximately $2.8 million of the cash purchase price otherwise payable to the earn-out participants, providing the participants with the opportunity to receive up to two times the holdback amount if certain earnings targets are achieved over a four and a half year period following the acquisition. $2.2 million of the earnout is guaranteed and is therefore considered as part of the total purchase price. The earnout payments in excess of the guaranteed minimum amount, if any, will be treated as compensation related to postcombination services.

Since the acquisition was effective December 31, 2010, none of the results of operations for Amega West are included in the consolidated statements of operations for the three months and six months ended December 31, 2010. The acquisition of Amega West is not considered material to the consolidated financial statements, accordingly the Company will not disclose proforma information.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Strategic Partnership

Effective November 1, 2010, the Company established a strategic partnership with Sandvik Materials Technology (“Sandvik”) to further strengthen its leadership position in high-performance powder metal products. As part of the strategic partnership, the Company acquired a 40 percent interest in Sandvik Powdermet AB for a cash purchase price of $6.2 million. The Company has treated the acquisition of 40 percent interest in Sandvik Powdermet AB as an equity method investment. In addition, in connection with the strategic partnership, Sandvik acquired a 40 percent interest in Carpenter Powder Products AB for a cash purchase price of $9.1 million. Sandvik’s acquired interest in Carpenter Powder Products AB has been reported as a noncontrolling interest.

Carpenter Powder Products AB, a subsidiary of the Company based in Torshalla, Sweden, manufactures high-alloy powder and is currently one of Sandvik Powdermet AB’s major suppliers. The strategic partnership will provide the Company with access to Sandvik Powdermet AB’s market for near-net-shape powder products, and will ensure Sandvik’s long-term supply of high quality powder. As the name implies, near-net-shapes are produced using a manufacturing technique in which the initial production of the item is very close to the final (net) shape, resulting in lower production costs for end users of the products. The cooperation is expected to provide accelerated growth opportunities for both companies in powder metal markets. The two businesses, each with current annual revenues of approximately $20 million, will continue to operate under their current respective brands, Carpenter and Sandvik.

3.	Earnings Per Common Share

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2010	2009	2010	2009

Net income (loss) attributable to Carpenter	$9.3	$3.5	$16.9	$(5.9)
Less: earnings allocated to participating securities	(0.1)	(0.1)	(0.2)	(0.1)

Earnings (loss) available to Carpenter common stockholders	$9.2	$3.4	$16.7	$(6.0)

Weighted average number of common shares outstanding, basic	44.1	44.0	44.1	43.9

Effect of shares issuable under share based compensation plans	0.6	0.2	0.5	—

Weighted average number of common shares outstanding, diluted	44.7	44.2	44.6	43.9

Basic earnings per common share	$0.21	$0.08	$0.38	$(0.14)

Diluted earnings per common share	$0.21	$0.08	$0.38	$(0.14)

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
(in millions)	December 31,		December 31,
	2010	2009	2010	2009

Stock options	0.4	0.9	0.4	0.9
Restricted stock awards	0.1	0.4	0.1	0.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of December 31, 2010 and June 30, 2010. The following is a summary of marketable securities, all of which were classified as available-for-sale as of December 31, 2010 and June 30, 2010:

December 31, 2010	Cost	Unrealized Losses	Estimated Fair Value
($ in millions)
Current
Government agency bonds	$46.3	$—	$46.3
Corporate bonds	18.4	—	18.4
Commercial paper	2.0	—	2.0

	$66.7	$—	$66.7

Non-current
Municipal auction rate securities	$6.2	$(1.1)	$5.1

June 30, 2010	Cost	Unrealized Losses	Estimated Fair Value
($ in millions)
Current
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Certificate of deposit	10.0	—	10.0
Commercial paper	0.9	—	0.9

	$105.2	$—	$105.2

Non-current
Municipal auction rate securities	$6.2	$(0.9)	$5.3

For the six months ended December 31, 2010 and 2009, proceeds from sales and maturities of marketable securities were $101.4 million and $15.0 million, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventories

Inventories consisted of the following components as of December 31, 2010 and June 30, 2010:

($ in millions)	December 31,	June 30,
	2010	2010
Raw materials and supplies	$59.2	$30.7
Work in process	176.1	109.1
Finished and purchased products	92.5	63.8

Total inventory	$327.8	$203.6

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the last-in, first-out (“LIFO”) method.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2010 and June 30, 2010:

($ in millions)	December 31,	June 30,
	2010	2010
Employee benefits	$46.5	$25.9
Compensation	21.2	38.6
Derivative financial instruments	3.9	1.9
Other	24.0	21.2

Total accrued liabilities	$95.6	$87.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and six months ended December 31, 2010 and 2009 were as follows:

Three months ended December 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2010	2009	2010	2009
Service cost	$5.6	$5.2	$0.7	$0.6
Interest cost	11.6	12.5	2.7	3.0
Expected return on plan assets	(11.3)	(11.2)	(1.3)	(1.2)
Amortization of net loss	7.2	6.8	1.5	1.3
Amortization of prior service cost (benefit)	0.3	0.2	(1.9)	(2.0)

Net pension expense	$13.4	$13.5	$1.7	$1.7

Six months ended December 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2010	2009	2010	2009
Service cost	$11.3	$10.4	$1.4	$1.2
Interest cost	23.2	25.0	5.5	6.0
Expected return on plan assets	(22.6)	(22.4)	(2.5)	(2.3)
Amortization of net loss	14.4	13.6	3.0	2.6
Amortization of prior service cost (benefit)	0.6	0.4	(4.0)	(4.0)

Net pension expense	$26.9	$27.0	$3.4	$3.5

8.	Revolving Credit Agreement

The Company has a revolving credit facility (“Credit Agreement”) that permits the Company to borrow funds for working capital and other general corporate purposes based on a revolving credit commitment amount of $200 million, subject to the Company’s right, from time to time, to request an increase of the commitment to $300 million in the aggregate and provides for the issuance of Letters of Credit within such amount. The Credit Agreement expires November 24, 2012. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2010, the Company had $3.8 million of issued letters of credit under the Credit Agreement, with the balance of $196.2 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.25 to 1.00 for the period through December 31, 2010, and increasing to 3.50 to 1.00 for the period December 31, 2011). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated EBITDA to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of December 31, 2010, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months ended December 31, 2010, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at December 31, 2010 and June 30, 2010.

Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP’s. Based upon information currently available, such future costs are not expected to have a material effect on the Company’s financial position, results of operations or cash flows over the long term. However, such costs could be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including the Company, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for the Company, reached an out of court settlement with the plaintiffs. The Company denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. The Company intends to continue to defend against the claims in this case, but is unable to predict the

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

outcome of the proceedings at this time. As of December 31, 2010 and June 30, 2010, the Company has recorded a liability related to this case of $21.8 million.

Duty Drawback

Historically, the Company has participated in a program offered by U.S. Customs and Border Protection (“U.S. Customs”) known as duty drawback. Under the program, the Company claims a refund of import duties on items manufactured and exported to customers in foreign countries. Certain vendors of the Company prepared certificates authorizing the Company to claim duty drawback refunds against imported goods purportedly shipped by the vendor to the Company. Because of the complexity of the program, the Company engaged a licensed U.S. customs broker specializing in duty drawback claims. The customs broker was responsible for performing the administration of the process which included maintaining and collecting various forms of supporting evidence for each claim including collecting appropriate certificates from vendors, as well as preparing and submitting the refund claims.

In fiscal year 2008, the Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company conducted an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation and engaged a new licensed U.S. customs broker. The Company has cooperated fully with U.S. Customs’ investigation of this matter.

During the period from July 2003 through December 2006, when the Company’s customs broker was filing claims on the Company’s behalf, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation is not yet known, based on current facts the Company believes that the liability recorded of $2.5 million as of December 31, 2010 is a reasonable estimate of the probable future loss that will result from the investigation. The Company does not expect that any additional material liabilities will be incurred related to this matter.

Export Regulations

In fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of December 31, 2010.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value hierarchy has three levels based on the inputs used to determine fair value. Level 1 refers to quoted prices in active markets for identical assets or liabilities. Level 2 refers to observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3 refers to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Currently, the Company does not use Level 3 inputs.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

December 31, 2010 ($ in millions)	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$46.3	$—	$46.3
Certificates of deposit		—	—
Corporate bonds	18.4	—	18.4
Commercial paper	2.0	—	2.0
Municipal auction rate securities	—	5.1	5.1
Derivative financial instruments	—	34.0	34.0

Total assets	$66.7	$39.1	$105.8

Liabilities:
Derivative financial instruments	$—	$7.3	$7.3

June 30, 2010 ($ in millions)	Fair Value Measurements Using Input Type
	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Certificates of deposit	10.0	—	10.0
Commercial Paper	0.9	—	0.9
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	9.2	9.2

Total assets	$105.2	$14.5	$119.7

Liabilities:
Derivative financial instruments	$—	$6.7	$6.7

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers. This is observable data, however, the valuation of these instruments is not based on actual transactions for the same instruments as such these instruments are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 12.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2010		June 30, 2010
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Company-owned life insurance	$10.9	$10.9	$9.3	$9.3
Long-term debt, including current portion	$259.1	$266.9	$259.6	$267.9

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of December 31, 2010 and June 30, 2010 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

11.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2010	2009	2010	2009
Continued Dumping and Subsidy Offset Act receipt	$0.4	$5.8	$0.4	$5.8
Interest income	0.2	0.5	0.4	0.8
Other income	2.4	0.4	3.7	1.6

Total other income, net	$3.0	$6.7	$4.5	$8.2

12.	Derivatives and Hedging Activities

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flow Hedging – Forward interest rate swaps: The Company has entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued to refinance the $100 million of fixed rate debt scheduled to mature in August 2011. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2010 and June 30, 2010, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of both December 31, 2010 and June 30, 2010, the total notional amount of floating interest rate contracts was $65.0 million. For the three months ended December 31, 2010 and 2009, net gains of $0.6 million were recorded as a reduction to interest expense for both periods. For the six months ended December 31, 2010 and 2009, net gains of $1.3 million and $1.2 million, respectively, were recorded as a reduction to interest expense for both periods. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2010 and June 30, 2010:

December 31, 2010 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$6.5	$—	$11.5	$18.0
Other assets	2.8	—	13.2	16.0

Total asset derivatives	$9.3	$—	$24.7	$34.0

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.3	$3.6	$3.9
Other liabilities	—	—	3.4	3.4

Total liability derivatives	$—	$0.3	$7.0	$7.3

June 30, 2010 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$1.8	$3.4	$5.7
Other assets	3.2	—	0.3	3.5

Total asset derivatives	$3.7	$1.8	$3.7	$9.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$1.9	$1.9
Other liabilities	—	—	4.8	4.8

Total liability derivatives	$—	$—	$6.7	$6.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and six months ended December 31, 2010 and 2009:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
($ in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$8.6	$4.3	$21.5	$25.4
Foreign exchange contracts	0.6	0.4	(0.9)	0.1
Forward interest rate swaps	6.8	—	6.0	—

Total	$16.0	$4.7	$26.6	$25.5

($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship:		Three Months Ended December 31,		Six Months Ended December 31,
		2010	2009	2010	2009
Commodity contracts	Cost of sales	$1.7	$(1.6)	$1.4	$(7.6)
Foreign exchange contracts	Net sales	(0.3)	(0.2)	(0.2)	—

Total		$1.4	$(1.8)	$1.2	$(7.6)

The Company estimates that $12.6 million of net derivative gains included in AOCI as of December 31, 2010 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended December 31, 2010. There was no ineffectiveness during the three months and six months ended December 31, 2010 and 2009.

The changes in AOCI associated with derivative hedging activities during the three months and six months ended December 31, 2010 and 2009 were as follows:

($ in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Balance at beginning	$4.2	$(4.5)	$(2.4)	$(17.3)
Current period changes in fair value, net of tax	11.2	1.7	17.3	9.3
Reclassifications to earnings, net of tax	(1.2)	1.2	(0.7)	6.4

Balance at ending	$14.2	$(1.6)	$14.2	$(1.6)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of December 31, 2010 and June 30, 2010 the Company had no cash collateral held by counterparties.

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

13.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the quarter ended December 31, 2010 was $1.4 million, or 13.0 percent of pre-tax income as compared with $0.7 million, or 16.7 percent of pre-tax income for the same period a year ago. The income tax expense in the current quarter reflects the favorable impact of the retroactive extension of the research and development tax credit included in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 enacted in December of 2010.

For the six months ended December 31, 2010 income tax expense was $5.2 million, or 23.4 percent of pre-tax income, as compared with an income tax benefit of $6.0 million, or 50.4 percent of the pre-tax loss, for the six months ended December 31, 2009. The decrease in the effective tax rate from period to period is primarily due to the less dilutive impact that permanent differences have had on the effective tax rate in the current year as a result of higher income levels.

The Company’s unrecognized tax benefits increased $0.1 million during the six months ended December 31, 2010 as a result of tax positions taken during a prior period. Interest and penalties are recognized as a component of income tax expense. During the six months ended December 31, 2010 and 2009 the Company recognized in income tax expense, $0.1 million and $0.4 million of interest and penalties, respectively. As of December 31, 2010 and June 30, 2010, the amount of interest and penalties accrued was $0.7 million and $0.6 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On a consolidated basis, no single customer accounted for more than 10 percent of the Company’s net sales for the three months and six months ended December 31, 2010. A single customer accounted for 12 percent of the Company’s consolidated net sales for the three months and six months ended December 31, 2009.

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2010	2009	2010	2009
Net Sales:
Advanced Metals Operations	$265.0	$182.9	$511.6	$358.3
Premium Alloys Operations	113.1	81.4	220.7	140.5
Intersegment	(2.5)	(0.5)	(5.0)	(1.3)

Consolidated net sales	$375.6	$263.8	$727.3	$497.5

Operating Income (Loss):
Advanced Metals Operations	$9.4	$0.1	$17.9	$(2.5)
Premium Alloys Operations	22.2	20.3	46.4	28.1
Corporate costs	(10.6)	(8.9)	(20.5)	(17.9)
Pension earnings, interest & deferrals	(8.8)	(9.5)	(17.6)	(19.0)
Intersegment	(0.1)	—		—

Consolidated operating income (loss)	$12.1	$2.0	$26.2	$(11.3)

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

Effective November 1, 2010, we established a strategic partnership with Sandvik Materials Technology (“Sandvik”) to further strengthen our leadership position in high-performance powder metal products. As part of the strategic partnership, we acquired a 40 percent interest in Sandvik Powdermet AB, a subsidiary of Sandvik. The Company has treated the acquisition of the 40 percent interest in Sandvik Powdermet AB as an equity method investment. In addition, in connection with the strategic partnership, Sandvik acquired a 40 percent interest in Carpenter Powder Products AB, our subsidiary. Sandvik’s acquired interest has been reported as a noncontrolling interest in the consolidated financial statements.

On December 31, 2010, we acquired Amega West Services, a Houston based manufacturer and service provider in the directional drilling industry. Amega West is a leading manufacturer of high-precision components for measurement while drilling (MWD) and logging while drilling (LWD), drill collars, stabilizers and other down-hole tools used for directional drilling.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and six-month period ended December 31, 2010 and the comparable periods of fiscal year 2010, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $15.1 million or $0.21 per diluted share versus $15.2 million or $0.21 per diluted share in the same quarter last year. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is recorded in accounts that are included in both the Cost of sales and Selling, general and administrative expenses lines of our statements of operations. The following is a summary of the classification of net pension expense included in our statements of operations for the three and six months ended December 31, 2010 and 2009:

($ in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Cost of sales	$11.5	$11.1	$22.9	$22.3
Selling, general and administrative expenses	3.6	4.1	7.4	8.2

Net pension expense	$15.1	$15.2	$30.3	$30.5

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net pension expense for fiscal year 2011 will be $60.8 million as compared with $61.3 million recorded in fiscal year 2010.

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months and six months ended December 31, 2010 and 2009:

($ in millions)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Service cost	$6.3	$5.7	$12.7	$11.5
Pension earnings, interest and deferrals	8.8	9.5	17.6	19.0

Net pension expense	$15.1	$15.2	$30.3	$30.5

Operating Performance Overview

For the quarter ended December 31, 2010, we reported net income attributable to Carpenter of $9.3 million, or $0.21 per diluted share, compared with income for the same period a year earlier of $3.5 million, or $0.08 per diluted share. Second quarter earnings in fiscal year 2011 benefited from a lower tax rate due to the retroactive extension of the research and development tax credit, which was largely offset by Amega West acquisition costs, the impact of unplanned equipment outages and customer requested volume shifts into the third quarter.

Results of Operations – Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009

Net Sales

Net sales for the three months ended December 31, 2010 were $375.6 million, which was a 42 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 34 percent. Overall, pounds shipped were 43 percent higher than the second fiscal quarter a year ago. We are pleased with the continued strong volume and revenue growth as we are experiencing significant demand for materials across all of our end markets. In particular we are pleased with the strength of the aerospace market, where we have increased our share position, and the rapid growth of the oil & gas sector within energy, where we recently completed the downstream acquisition of Amega West.

Geographically, sales outside the United States increased 42 percent from the same period a year ago to $122.0 million. Net sales in Europe were up 47 percent on 61 percent higher volume driven mainly by significantly increased demand in aerospace, energy and automotive. Revenues increased 39 percent in Asia on 62 percent higher volume driven by significant broad based growth in most markets with particular strength in the energy and automotive sectors. International sales were 33 percent of total net sales for the quarters ended December 31, 2010 and December 31, 2009.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended December 31,		$	%

($ in millions)	2010	2009	Increase	Increase
Aerospace	$150.2	$118.2	$32.0	27%
Industrial	88.2	55.2	33.0	60
Energy	41.8	20.5	21.3	104
Medical	26.0	22.1	3.9	18
Consumer	35.7	24.0	11.7	49
Automotive	33.7	23.8	9.9	42

Total net sales	$375.6	$263.8	$111.8	42%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$	%

($ in millions)	2010	2009	Increase	Increase
Aerospace	$112.1	$90.5	$21.6	24%
Industrial	61.3	43.3	18.0	42
Energy	33.0	17.4	15.6	90
Medical	21.8	18.1	3.7	20
Consumer	25.1	18.9	6.2	33
Automotive	23.7	19.1	4.6	24

Total net sales excluding surcharge revenues	$277.0	$207.3	$69.7	34%

Sales to the aerospace market increased 27 percent from the second quarter a year ago to $150.2 million. Excluding surcharge revenue, sales increased 24 percent from the second quarter a year ago on 32 percent higher shipment volume. Aerospace results reflect the fifth consecutive quarter of strong demand for engine components and returning demand for titanium fastener material.

Industrial market sales increased 60 percent from the second quarter a year ago to $88.2 million. Excluding surcharge revenue, sales increased approximately 42 percent on a 48 percent increase in shipment volume. The year-over-year growth reflects increased demand and supply chain restocking for materials that are used in niche industrial applications.

Sales to the energy market of $41.8 million reflected a 104 percent increase from the second quarter a year ago. Excluding surcharge revenue, sales increased 90 percent from a year ago on higher shipment volume of 104 percent. The year-over-year increase reflects sharply higher demand for materials used in oil and gas applications as well as recovering demand for high value materials used in industrial gas turbines.

Sales to the medical market increased 18 percent from a year ago to $26.0 million. Excluding surcharge revenue, sales increased 20 percent on higher shipment volume of 26 percent. The results reflect increased sales of high-end stainless products that outpaced growth in demand for higher value titanium and cobalt materials.

Sales to the consumer market increased 49 percent to $35.7 million from a year ago. Excluding surcharge revenue, sales increased 33 percent, while shipment volume increased by 30 percent. The year-over-year increase in volumes and revenues are due to demand for materials used in fasteners and electronic components used within the housing and appliances sectors.

Automotive market sales increased 42 percent from the second quarter a year ago to $33.7 million. Excluding surcharge revenue, sales increased 24 percent on 36 percent higher shipment volume. The results reflect continued sales of lower value materials used in valves, combined with renewed demand growth for materials used in high value turbo charger products and fuel system components.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2010	2009
Special alloys	$194.2	$148.6	$45.6	31%
Stainless steels	133.4	81.5	51.9	64
Titanium products	29.5	23.7	5.8	24
Other materials	18.5	10.0	8.5	85

Total net sales	$375.6	$263.8	111.8	42%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2010	2009
Special alloys	$130.3	$108.5	$21.8	20%
Stainless steels	100.0	65.3	34.7	53
Titanium products	29.5	23.7	5.8	24
Other materials	17.2	9.8	7.4	76

Total net sales excluding surcharge revenues	$277.0	$207.3	$69.7	34%

Sales of special alloys products increased 31 percent from a year ago. Excluding surcharge revenue, sales increased 20 percent on a 28 percent increase in shipment volume. The sales increase principally reflects the increase in demand for special alloys used in the aerospace and energy markets.

Sales of stainless steels increased 64 percent from a year ago to $133.4 million. Excluding surcharge revenue, sales increased 53 percent on 50 percent higher shipment volume. Stainless steels sales benefited from increased shipments of material used in the medical, automotive and consumer markets.

Sales of titanium products increased 24 percent from a year ago to $29.5 million. Excluding surcharge revenue, sales increased 24 percent on 33 percent higher volume. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets offset by the impact of lower titanium prices during the current quarter as compared with the prior year quarter.

Gross Profit

Our gross profit in the second quarter increased 38 percent to $49.1 million, or 13.1 percent of net sales (17.7 percent of net sales excluding surcharges), as compared with $35.6 million, or 13.5 percent of net sales (17.2 percent of net sales excluding surcharges), in the same quarter a year ago. The higher gross profit in this year’s second quarter was driven by significantly higher volumes and better overall cost performance, partially offset by a slightly weaker product mix.

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

	Three Months Ended December 31,
($ in millions)	2010	2009
Net sales	$375.6	$263.8
Less: surcharge revenue	98.6	56.5

Net sales excluding surcharges	$277.0	$207.3

Gross profit	$49.1	$35.6

Gross margin	13.1%	13.5%

Gross margin excluding dilutive effect of surcharges	17.7%	17.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $37.0 million were 9.9 percent of net sales (13.4 percent of net sales excluding surcharges) as compared with $33.6 million or 12.7 percent of net sales (16.2 percent of net sales excluding surcharges) in the same quarter a year ago. The year-over-year increase is primarily due to higher variable compensation expense versus the prior period as well as the impact of acquisition costs incurred in connection with our Amega West acquisition during the current quarter.

Operating Income

Our operating income in the recent second quarter increased to $12.1 million as compared with $2.0 million in the same quarter a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 7.5 percent for the current quarter as compared with 5.5 percent a year ago.

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

	Three Months Ended December 31,
($ in millions)	2010	2009
Net sales	$375.6	$263.8
Less: surcharge revenue	98.6	56.5

Net sales excluding surcharges	$277.0	$207.3

Operating income	$12.1	$2.0
Add back: pension EID expense	8.8	9.5

Operating income excluding pension EID expense	$20.9	$11.5

Operating margin excluding surcharges and pension EID expense	7.5%	5.5%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted operating margin by 165 basis points during the recent second quarter and also had positive impact of 10 basis points on our operating margin during the prior year’s second quarter.

Interest Expense

Interest expense for the quarter was $4.3 million, as compared with $4.5 million in the same quarter in the prior year. The decrease in interest expense is attributable to the reductions in outstanding debt related to prior year repayments offset by lower capitalized interest costs during fiscal year 2011.

Other Income, Net

Other income was $3.0 million for the recent quarter compared with $6.7 million in the second quarter a year ago. The lower amount reflected decreased receipts from the Continued Dumping and Subsidy Offset Act of 2000. The reduction is primarily due to the close out of the Continued Dumping and Subsidy Offset Act of 2000, which contributed $0.4 million for the three months ended December 31, 2010 compared to $5.8 million in the prior year’s quarter.

Income Taxes

Income taxes in the recent second quarter were $1.4 million, or 13.0 percent of pre-tax income versus $0.7 million, or 16.7 percent of pre-tax income in the same quarter a year ago. The income tax expense in the current quarter reflects the favorable impact of the retroactive extension of the research and development tax credit included in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 enacted in December of 2010. The higher income tax rate in the prior year quarter reflects the greater impact that our permanent differences had on our effective tax rate as a result of lower pretax income.

Business Segment Results

We have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Three Months Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$265.0	$182.9	$82.1	45%
Premium Alloys Operations	113.1	81.4	31.7	39
Intersegment	(2.5)	(0.5)	(2.0)	(400)

Total net sales	$375.6	$263.8	$111.8	42%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2010	2009
Advanced Metals Operations	$199.1	$147.9	$51.2	35%
Premium Alloys Operations	80.4	59.9	20.5	34
Intersegment	(2.5)	(0.5)	(2.0)	(400)

Total net sales excluding surcharge revenue	$277.0	$207.3	$69.7	34%

Advanced Metals Operations Segment

Net sales for the quarter ended December 31, 2010 for the AMO segment increased 45 percent to $265.0 million, as compared with $182.9 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 35 percent on 39 percent higher shipment volume from a year ago. The results reflect increased shipment volume related to higher demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $9.4 million or 3.5 percent of net sales (4.7 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $0.1 million or 0.1 percent of net sales (0.1 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of the higher volumes offset by a weaker product mix resulting from growth within the lower value markets.

Premium Alloys Operations Segment

Net sales for the quarter ended December 31, 2010 for the PAO segment increased 39 percent to $113.1 million, as compared with $81.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 34 percent on 59 percent higher shipment volume from a year ago. The increase in net sales is due to strong demand in the aerospace and energy markets.

Operating income for the PAO segment was $22.2 million or 19.6 percent of net sales (27.6 percent of net sales excluding surcharge revenue) in the recent second quarter, compared with $20.3 million or 24.9 percent of net sales (33.9 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of the significantly higher volume partially offset by a weaker product mix.

Results of Operations – Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009

Net Sales

Net sales for the six months ended December 31, 2010 were $727.3 million, which was a 46 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 37 percent. Overall, pounds shipped were 41 percent higher than the same period a year ago. Demand in our key end markets continues to strengthen.

Geographically, sales outside the United States increased 47 percent from the same period a year ago to $231.9 million. Net sales in Europe were up 45 percent on 48 percent higher volume driven mainly by significant broad based growth in most markets particularly in our key target markets aerospace and energy. Revenues increased 49 percent in Asia on 54 percent higher volume driven by significant broad based growth in most markets. International sales were the same at 32 percent of total net sales for the six months ended December 31, 2010 and 2009.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2010	2009
Aerospace	$296.0	$221.3	$74.7	34%
Industrial	171.2	104.7	66.5	64
Energy	71.7	32.7	39.0	119
Medical	54.7	48.1	6.6	14
Consumer	69.7	47.3	22.4	47
Automotive	64.0	43.4	20.6	47

Total net sales	$727.3	$497.5	$229.8	46%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2010	2009
Aerospace	$219.8	$171.7	$48.1	28%
Industrial	121.4	84.6	36.8	44
Energy	57.3	26.9	30.4	113
Medical	46.5	39.5	7.0	18
Consumer	49.9	37.2	12.7	34
Automotive	45.8	35.3	10.5	30

Total net sales excluding surcharge revenues	$540.7	$395.2	$145.5	37%

Sales to the aerospace market increased 34 percent from a year ago to $296.0 million. Excluding surcharge revenue, sales increased 28 percent from a year ago on 30 percent higher shipment volume. The increase in sales and volume reflects the strong demand for engine components and returning demand for titanium fastener material.

Industrial market sales increased 64 percent from a year ago to $171.2 million. Excluding surcharge revenue, sales increased approximately 44 percent on a 42 percent increase in shipment volume. The year-over-year result reflects increased overall demand that outpaced general market growth rates.

Sales to the energy market of $71.7 million reflected a 119 percent increase from a year ago. Excluding surcharge revenue, sales increased 113 percent from a year ago on higher shipment volume of 122 percent. The increase in energy sales and shipment volumes principally reflects higher oil and gas applications as well as a recovery in the high value materials used in industrial gas turbines.

Sales to the medical market increased 14 percent from a year ago to $54.7 million. Excluding surcharge revenue, sales increased 18 percent on higher shipment volume of 16 percent. The increase in sales and shipments reflect the impact increased demand for high-end stainless products.

Sales to the consumer market increased 47 percent to $69.7 million from a year ago. Excluding surcharge revenue, sales increased 34 percent, while shipment volume increased by 34 percent. Increases in volumes and revenues resulted from demand for fasteners and electronic components used within the housing and appliances sectors.

Automotive market sales increased 47 percent from a year ago to $64.0 million. Excluding surcharge revenue, sales increased 30 percent on 40 percent higher shipment volume. The year-over-year sales and volume increase reflects renewed demand growth related to high value turbo charger products and fuel system components as well as continued strong shipments of lower value automotive valves.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Six Months Ended December 31,		$	%
($ in millions)	2010	2009	Increase	Increase
Special alloys	$374.9	$269.4	$105.5	39%
Stainless steels	252.6	155.5	97.1	62
Titanium products	63.4	50.5	12.9	26
Other materials	36.4	22.1	14.3	65

Total net sales	$727.3	$497.5	229.8	46%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Six Months Ended December 31,		$	%
($ in millions)	2010	2009	Increase	Increase
Special alloys	$252.6	$196.7	$55.9	28%
Stainless steels	191.4	126.3	65.1	52
Titanium products	63.4	50.5	12.9	26
Other materials	33.3	21.7	11.6	53

Total net sales excluding surcharge revenues	$540.7	$395.2	$145.5	37%

Sales of special alloys products increased 39 percent from a year ago. Excluding surcharge revenue, sales increased 28 percent on a 34 percent increase in shipment volume. The sales increase principally reflects the increase in demand for special alloys used in the aerospace and energy markets.

Sales of stainless steels increased 62 percent from a year ago to $252.6 million. Excluding surcharge revenue, sales increased 52 percent on 45 percent higher shipment volume. Stainless steel sales benefited from increased shipments of material used in the medical, automotive and consumer markets.

Sales of titanium products increased 26 percent from a year ago to $63.4 million. Excluding surcharge revenue, sales increased 26 percent on 37 percent higher volume. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets offset by the impact of lower titanium prices during the current period as compared with the prior year period.

Gross Profit

Our gross profit in the six months ended December 31, 2010 increased 80 percent to $98.9 million, or 13.6 percent of net sales (18.3 percent of net sales excluding surcharges), as compared with $54.8 million, or 11.0 percent of net sales (13.9 percent of net sales excluding surcharges), in the same period a year ago. The higher gross profit in the current period was driven by significantly higher volumes and better overall cost performance, partially offset by a slightly weaker product mix. The overall mix results are comprised of strong margins in our PAO segment, more than offset by weaker mix in our AMO segment as result of taking on increased volumes over the last year in lower value applications within automotive and other markets.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative six month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2010	2009
Net sales	$727.3	$497.5
Less: surcharge revenue	186.6	102.3

Net sales excluding surcharges	$540.7	$395.2

Gross profit	$98.9	$54.8

Gross margin	13.6%	11.0%

Gross margin excluding dilutive effect of surcharges	18.3%	13.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $72.7 million were 10.0 percent of net sales (13.4 percent of net sales excluding surcharges) as compared with $66.1 million or 13.3 percent of net sales (16.7 percent of net sales excluding surcharges) in the same period a year ago. The year-over-year increase is due to higher variable compensation expense versus the prior period, increases associated with resources added to drive strategic growth initiatives as well as transaction costs incurred during the current period associated with the Amega West acquisition.

Operating Income (Loss)

For the six months ended December 31, 2010, our operating income increased to $26.2 million as compared with a loss of $11.3 million in the same period a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 8.1 percent for the six months ended December 31, 2010 as compared with a negative operating margin of 1.9 percent a year ago.

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

($ in millions)	Six Months Ended December 31,
	2010	2009
Net sales	$727.3	$497.5
Less: surcharge revenue	186.6	102.3

Net sales excluding surcharges	$540.7	$395.2

Operating income (loss)	$26.2	$(11.3)
Add back: pension EID expense	17.6	19.0

Operating income excluding pension EID expense	$43.8	$7.7

Operating margin excluding surcharges and pension EID expense	8.1%	1.9%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from period to period. We estimate that the effect of such combined fluctuations negatively impacted operating margin by 130 basis points during the six months ended December 31, 2010 and also had a negative impact of 70 basis points on our operating margin during the same period in the prior year.

Interest Expense

Interest expense for the six months ended December 31, 2010 was $8.5 million, as compared with $8.8 million in the same period in the prior year. The decrease in interest expense is attributable to the reductions in outstanding debt related to prior year repayments offset by lower capitalized interest costs during fiscal year 2011.

Other Income, Net

Other income for the six months ended December 31, 2010 was $4.5 million as compared with $8.2 million for the comparable six months period of fiscal year 2010. The lower amount primarily reflected decreased receipts from the Continued Dumping and Subsidy Offset Act of 2000.

Income Taxes

Income tax expense in the six months ended December 31, 2010 were $5.2 million, or 23.4 percent of pre-tax income versus a benefit of $6.0 million, or 50.4 percent of pre-tax loss for the six months ended December 31, 2009. The income tax expense in the current period reflects the favorable impact of the retroactive extension of the research and development tax credit included in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 enacted in December of 2010. The income tax provision for the six months ended December 31, 2009 reflects the greater impact that our permanent differences had on our effective tax rate as a result of lower pre-tax income. In addition, the tax benefit for the six months ended December 31, 2009 reflects a reduction of uncertain tax positions in connection with the completion of tax examinations, offset by the impacts of tax law changes enacted during the period in certain jurisdictions.

Business Segment Results

As discussed above, we have two reportable business segments: Advanced Metals Operations (“AMO”) and Premium Alloys Operations (“PAO”).

The following table includes comparative information for our net sales by business segment:

	Six Months Ended		$	%
	December 31,		Increase/	Increase/
($ in millions)	2010	2009	(Decrease)	(Decrease)
Advanced Metals Operations	$511.6	$358.3	$153.3	43%
Premium Alloys Operations	220.7	140.5	80.2	57
Intersegment	(5.0)	(1.3)	(3.7)	(285)

Total net sales	$727.3	$497.5	$229.8	46%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended		$	%
	December 31,		Increase/	Increase/
($ in millions)	2010	2009	(Decrease)	(Decrease)
Advanced Metals Operations	$390.0	$293.6	$96.4	33%
Premium Alloys Operations	155.7	102.9	52.8	51
Intersegment	(5.0)	(1.3)	(3.7)	(285)

Total net sales excluding surcharge revenue	$540.7	$395.2	$145.5	37%

Advanced Metals Operations Segment

Net sales for the six months ended December 31, 2010 for the AMO segment increased 43 percent to $511.6 million, as compared with $358.3 million in the same period a year ago. Excluding surcharge revenue, net sales increased 33 percent on 34 percent higher shipment volume from a year ago. The results reflect increased shipment volume related to higher demand in the automotive, industrial and consumer markets.

Operating income for the AMO segment was $17.9 million or 3.5 percent of net sales (4.6 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2010, as compared with a loss of $2.5 million or 0.7 percent of net sales (0.9 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impacts of the higher volumes offset by a weaker product mix resulting from growth within the lower value markets.

Premium Alloys Operations Segment

Net sales for the six months ended December 31, 2010 for the PAO segment increased 57 percent to $220.7 million, as compared with $140.5 million in the same period a year ago. Excluding surcharge revenue, net sales increased 51 percent on 68 percent higher shipment volume from a year ago. The increase in net sales is due to strong demand in the aerospace and energy markets.

Operating income for the PAO segment was $46.4 million or 21.0 percent of net sales (29.8 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2010, compared with $28.1 million or 20.0 percent of net sales (27.3 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impacts of the significantly higher volume particularly in high value applications used in the aerospace and energy markets.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $224 million as of December 31, 2010, together with cash generated from operations and available borrowing capacity of approximately $196 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $100 million and other obligations for the next twelve months.

Our balance sheet position remains strong which allows us the flexibility to fund planned growth initiatives. During the first quarter of fiscal year 2011 we reclassified the $100 million of notes that mature in August 2011 from “long-term debt” to “current portion of long term debt’ on our consolidated balance sheet as of December 31, 2010. It is our intent to refinance the notes that mature in August 2011 and we have hedged the risk of rates rising between now and the refinancing date.

Our revolving credit facility expires November 2012 and contains a revolving credit commitment of $200 million. As of December 31, 2010, we had $3.8 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($196.2 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio.

As of December 31, 2010, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of December 31, 2010:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.25 to 1.00 (minimum)	10.5 to 1.0
Consolidated debt to capital	55% (maximum)	29%

During the six months ended December 31, 2010, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $136.4 million as compared to $24.7 million for the same period a year ago. The negative free cash flow in the six months ended December 31, 2010 principally reflects the Amega West acquisition and an increase in inventory levels to support customer demand in the second half of our fiscal year.

Capital expenditures for plant, equipment and software were $17.7 million for the six months ended December 31, 2010, as compared with $19.1 million for the same period a year ago. We expect to finish the fiscal year with about $60 million of capital expenditures.

Dividends during the six months ended December 31, 2010 and 2009 were $16.0 million, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

	Three Months Ended		Six Months Ended
($ in millions, except per share data)	December 31,		December 31,
	2010	2009	2010	2009
Pension plans expense	$13.4	$13.5	$26.9	$27.0
Other postretirement benefit plans expense	1.7	1.7	3.4	3.5

	15.1	15.2	30.3	30.5
Income tax benefit	(5.6)	(5.9)	(11.3)	(11.9)

Net pension expense	$9.5	$9.3	$19.0	$18.6

Weighted average diluted common shares	44.7	44.2	44.6	43.9

Net pension expense per diluted share	$0.21	$0.21	$0.43	$0.42

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended
	December 31,
($ in millions)	2010	2009
Net cash (used for) provided from operating activities	$(64.1)	$58.9
Purchases of property, equipment, and software	(17.7)	(19.1)
Acquisition of business	(41.6)	—
Acquisition of noncontrolling interest in unconsolidated affiliate	(6.2)	—
Proceeds from disposals of property and equipment	0.1	0.9
Proceeds received from sale of noncontrolling interest	9.1	—
Dividends paid	(16.0)	(16.0)

Free cash flow	$(136.4)	$24.7

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended December 31, 2010, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at December 31, 2010 and June 30, 2010.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. We intend to continue to defend against the claims in this case, but are unable to predict the outcome of the proceedings at this time. As of December 31, 2010 and June 30, 2010, we recorded a liability related to this case of $21.8 million.

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

In fiscal year 2008, we received notice from U.S. Customs that we were under investigation related to claims previously filed by the customs broker on our behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. We conducted an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation and we also engaged a new licensed U.S. customs broker. We have cooperated fully with U.S. Customs’ investigation of this matter.

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation is not yet known, based on current facts we believe that the net remaining liability recorded as of December 31, 2010 of $2.5 million is a reasonable estimate of the probable loss that will result from the investigation. We do not expect that any additional material liabilities will be incurred.

Export Regulations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of December 31, 2010.

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

The status of our financial instruments as of December 31, 2010 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements.” of this Quarterly Report on Form 10-Q. Assuming on December 31, 2010, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10 (A)	Amended and Restated Carpenter Technology Corporation Change in Control Severance Plan, incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on September 3, 2010.

10 (B)	Form of Restricted Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) incorporated herein by reference to Exhibit 10(B) of Carpenter’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 5, 2010.

10 (C)	Employment Letter Agreement of David Strobel, dated September 2, 2010, incorporated herein by reference to Exhibit 10(C) of Carpenter’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 5, 2010.

10 (D)	Employment Agreement of Michael L. Shor, dated September 2, 2010, incorporated herein by reference to Exhibit 10(D) of Carpenter’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 5, 2010.

10 (E)	Agreement, dated September 2, 2010, by and between the Company and Dr. Sunil Y. Widge, incorporated herein by reference to Exhibit 10(E) of Carpenter’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 5, 2010.

10 (F)	Employment Letter of Agreement of James Dee, dated August 13, 2010, incorporated herein by reference to Exhibit 10(E) of Carpenter’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 5, 2010.

10 (G)	Form of Indemnification Agreement, entered into between Carpenter and each of the directors and the following officers: William A. Wulfsohn, K. Douglas Ralph, David L. Strobel, Sunil Y. Widge and James D. Dee incorporated herein by reference to Exhibit 10(J) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

Carpenter Technology Corporation
(Registrant)

Date: February 4, 2011

/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and Chief Financial Officer