Form 10-Q
period 2011-03-31
CARPENTER TECHNOLOGY CORP
filed 2011-05-06
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the issuer’s common stock as of April 26, 2011 was 44,019,887.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3 and 5 of Part II are omitted because there is no information to report.

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$184.1	$265.4
Marketable securities	28.0	105.2
Accounts receivable, net	285.3	188.5
Inventories	323.7	203.6
Deferred income taxes	18.4	21.5
Other current assets	54.7	36.0

Total current assets	894.2	820.2
Property, plant and equipment, net	634.8	617.5
Goodwill	45.1	35.2
Other intangibles, net	28.8	17.6
Deferred income taxes	3.8	16.2
Other assets	99.7	76.5

Total assets	$1,706.4	$1,583.2

LIABILITIES
Current liabilities:
Accounts payable	$146.8	$130.5
Accrued liabilities	115.0	87.6
Current portion of long-term debt	100.0	—

Total current liabilities	361.8	218.1
Long-term debt, net of current portion	158.5	259.6
Accrued pension liability	314.5	322.6
Accrued postretirement benefits	145.2	146.7
Other liabilities	64.9	62.8

Total liabilities	1,044.9	1,009.8

Contingencies and commitments (see Note 9)

EQUITY
Carpenter Technology Corporation (“Carpenter”) stockholders’ equity:
Common stock – authorized 100,000,000 shares; issued 54,670,709 shares at March 31, 2011 and 54,644,401 shares at June 30, 2010; outstanding 44,019,862 shares at March 31, 2011 and 43,967,084 shares at June 30, 2010	273.4	273.2
Capital in excess of par value	233.0	223.3
Reinvested earnings	1,004.6	983.2
Common stock in treasury (10,650,847 shares and 10,677,317 shares at March 31, 2011 and June 30, 2010, respectively), at cost	(533.5)	(535.2)
Accumulated other comprehensive loss	(325.7)	(371.1)

Total Carpenter stockholders’ equity	651.8	573.4

Noncontrolling interest	9.7	—

Total equity	661.5	573.4

Total liabilities and equity	$1,706.4	$1,583.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

NET SALES	$464.2	$336.9	$1,191.5	$834.4
Cost of sales	391.1	290.6	1,019.5	733.3

Gross profit	73.1	46.3	172.0	101.1

Selling, general and administrative expenses	37.9	33.5	110.6	99.6

Operating income	35.2	12.8	61.4	1.5

Interest expense	(4.4)	(4.5)	(12.9)	(13.3)
Other income, net	1.1	1.6	5.7	9.8

Income (loss) before income taxes	31.9	9.9	54.2	(2.0)
Income tax expense	3.1	7.8	8.4	1.8

Net income (loss)	28.8	2.1	45.8	(3.8)

Less: net income attributable to noncontrolling interest	(0.2)	—	(0.3)	—

NET INCOME (LOSS) ATTRIBUTABLE TO CARPENTER	$28.6	$2.1	$45.5	$(3.8)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.64	$0.05	$1.02	$(0.09)

Diluted	$0.64	$0.05	$1.02	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44.1	44.0	44.1	43.9

Diluted	44.7	44.4	44.6	43.9

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net income (loss)	$28.8	$2.1	$45.8	$(3.8)
Other comprehensive income, net of tax
Pension and postretirement benefits, net of tax of ($2.8), $1.2, ($8.0) and ($3.5), respectively	4.3	7.5	13.1	15.4
Net gain on derivative instruments, net of tax of ($0.8), ($11.0), ($10.8) and ($20.7), respectively	1.3	18.4	17.9	34.2
Unrealized loss on marketable securities, net of tax of $0.0, $0.6, $0.0 and $0.6, respectively	0.1	(0.9)	—	(0.9)
Foreign currency translation	7.0	(3.6)	14.4	(2.1)

Comprehensive income	41.5	23.5	91.2	42.8
Comprehensive income attributable to the noncontrolling interest	(0.2)	—	(0.3)	—

Comprehensive income attributable to Carpenter	$41.3	$23.5	$90.9	$42.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$45.8	$(3.8)
Adjustments to reconcile net income (loss) to net cash (used for) provided from operating activities:
Depreciation and amortization	48.0	44.1
Deferred income taxes	(4.1)	(5.1)
Net pension expense	45.5	45.8
Net gain on disposal of property and equipment	(0.1)	(0.6)
Changes in working capital and other:
Accounts receivable	(83.7)	(67.2)
Inventories	(110.8)	(9.9)
Other current assets	0.3	21.6
Accounts payable	11.3	53.5
Accrued liabilities	(3.1)	8.9
Other, net	(2.1)	(20.2)

Net cash (used for) provided from operating activities	(53.0)	67.1

INVESTING ACTIVITIES
Purchases of property, equipment and software	(35.6)	(27.1)
Proceeds from disposals of property and equipment	1.0	0.9
Acquisition of business	(41.6)	—
Acquisition of equity method investment	(6.2)	—
Purchases of marketable securities	(79.9)	(127.7)
Proceeds from sales and maturities of marketable securities	157.1	16.8

Net cash used for investing activities	(5.2)	(137.1)

FINANCING ACTIVITIES
Payments on long-term debt assumed in connection with acquisition of business	(12.4)	—
Proceeds received from sale of noncontrolling interest	9.1	—
Dividends paid	(24.1)	(23.9)
Payments of debt issue costs	—	(2.0)
Tax benefits on share-based compensation	0.2	0.1
Proceeds from common stock options exercised	0.5	0.2

Net cash used for financing activities	(26.7)	(25.6)

Effect of exchange rate changes on cash and cash equivalents	3.6	(1.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(81.3)	(96.7)
Cash and cash equivalents at beginning of period	265.4	340.1

Cash and cash equivalents at end of period	$184.1	$243.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

(in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balances at June 30, 2009	$273.1	$208.9	$1,013.0	$(531.5)	$(346.5)	$—	$617.0

Net loss			(3.8)				(3.8)
Other comprehensive income					46.6		46.6
Cash Dividends:
Common @ $0.54 per share			(23.9)				(23.9)
Uncertain tax position adjustments		4.9					4.9
Share-based compensation plans		6.6		(3.3)			3.3
Stock options exercised	0.1	0.1					0.2
Tax shortfall on share-based compensation		(0.7)					(0.7)

Balances at March 31, 2010	$273.2	$219.8	$985.3	$(534.8)	$(299.9)	$—	$643.6

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balances at June 30, 2010	$273.2	$223.3	$983.2	$(535.2)	$(371.1)	$—	$573.4
Proceeds received from sale of noncontrolling interest						9.1	9.1
Net income			45.5			0.3	45.8
Other comprehensive income					45.4	0.3	45.7
Cash Dividends:
Common @ $0.54 per share			(24.1)				(24.1)
Uncertain tax position adjustments		1.4					1.4
Share-based compensation plans		8.1		1.7			9.8
Stock options exercised	0.2	0.3					0.5
Tax shortfall on share-based compensation		(0.1)					(0.1)

Balances at March 31, 2011	$273.4	$233.0	$1,004.6	$(533.5)	$(325.7)	$9.7	$661.5

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2010. Operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Acquisition and Strategic Partnership

Acquisition

On December 31, 2010, the Company acquired all of the members’ interests in Amega West Services, LLC (“Amega West”), a Houston-based manufacturer and service provider in the directional drilling industry for a cash purchase price of $41.6 million. In connection with the acquisition, the Company also assumed $12.4 million of Amega West’s long-term debt which was paid off in cash concurrently with closing of the purchase. Amega West is a leading manufacturer of high-precision components for measurement while drilling (“MWD”) and logging while drilling (“LWD”), drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well. The consideration paid has been allocated as follows:

Net working capital, including $4.9 million of accounts payable to Carpenter effectively settled at closing	$6.6
Property, plant and equipment	25.9
Customer relationships	5.2
Non-compete agreements	5.4
Trademarks and tradenames	1.9
Goodwill	9.8
Deferred tax liabilities	(0.8)
Long-term debt	(12.4)

Total purchase price	$41.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The results of operations of Amega West have been included in the Consolidated Statements of Operations since the acquisition date and are reported in the Emerging Ventures segment. The acquisition of Amega West is not considered material to the consolidated financial statements and accordingly the Company will not disclose proforma information.

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

Carpenter Powder Products AB, a subsidiary of the Company based in Torshalla, Sweden, manufactures high-alloy powder and is currently one of Sandvik Powdermet AB’s major suppliers. The strategic partnership will provide the Company with access to Sandvik Powdermet AB’s market for near-net-shape powder products, and will ensure Sandvik’s long-term supply of high quality powder. As the name implies, near-net-shapes are produced using a manufacturing technique in which the initial production of the item is very close to the final (net) shape, resulting in lower production costs for end users of the products. The strategic partnership is expected to provide accelerated growth opportunities for both companies in powder metal markets. The two businesses, each with current annual revenues of approximately $20 million, will continue to operate under their current respective brands, Carpenter and Sandvik.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2011	2010	2011	2010

Net income (loss) attributable to Carpenter	$28.6	$2.1	$45.5	$(3.8)
Less: earnings allocated to participating securities	(0.3)	—	(0.5)	(0.2)

Earnings (loss) available to Carpenter common stockholders	$28.3	$2.1	$45.0	$(4.0)

Weighted average number of common shares outstanding, basic	44.1	44.0	44.1	43.9

Effect of shares issuable under share based compensation plans	0.6	0.4	0.5	—

Weighted average number of common shares outstanding, diluted	44.7	44.4	44.6	43.9

Basic earnings per common share	$0.64	$0.05	$1.02	$(0.09)

Diluted earnings per common share	$0.64	$0.05	$1.02	$(0.09)

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

(in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Stock options	0.3	0.2	0.4	0.9
Restricted stock awards	0.1	—	0.2	0.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of March 31, 2011 and June 30, 2010. The following is a summary of marketable securities, all of which were classified as available-for-sale as of March 31, 2011 and June 30, 2010:

March 31, 2011		Unrealized Losses	Estimated Fair Value
($ in millions)	Cost
Current
Government agency bonds	$12.8	$—	$12.8
Corporate bonds	12.2	—	12.2
Commercial paper	3.0	—	3.0

	$28.0	$—	$28.0

Non-current
Municipal auction rate securities	$6.2	$(1.0)	$5.2

June 30, 2010		Unrealized Losses	Estimated Fair Value
($ in millions)	Cost
Current
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Certificate of deposit	10.0	—	10.0
Commercial paper	0.9	—	0.9

	$105.2	$—	$105.2

Non-current
Municipal auction rate securities	$6.2	$(0.9)	$5.3

For the nine months ended March 31, 2011 and 2010, proceeds from sales and maturities of marketable securities were $157.1 million and $16.8 million, respectively.

5.	Inventories

Inventories consisted of the following components as of March 31, 2011 and June 30, 2010:

($ in millions)	March 31,	June 30,
	2011	2010
Raw materials and supplies	$62.4	$30.7
Work in process	168.1	109.1
Finished and purchased products	93.2	63.8

Total inventory	$323.7	$203.6

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2011 and June 30, 2010:

($ in millions)	March 31,	June 30,
	2011	2010
Employee benefits	$50.7	$25.9
Compensation	35.2	38.6
Derivative financial instruments	7.4	1.9
Other	21.7	21.2

Total accrued liabilities	$115.0	$87.6

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to Carpenter’s pension and other postretirement benefits for the three and nine months ended March 31, 2011 and 2010 were as follows:

Three months ended March 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2011	2010	2011	2010
Service cost	$5.7	$5.2	$0.7	$0.6
Interest cost	11.6	12.5	2.7	3.0
Expected return on plan assets	(11.3)	(11.2)	(1.3)	(1.1)
Amortization of net loss	7.2	6.8	1.5	1.3
Amortization of prior service cost (benefit)	0.3	0.2	(1.9)	(2.0)

Net pension expense	$13.5	$13.5	$1.7	$1.8

Nine months ended March 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2011	2010	2011	2010
Service cost	$17.1	$15.6	$2.0	$1.8
Interest cost	34.8	37.5	8.2	9.0
Expected return on plan assets	(33.9)	(33.5)	(3.9)	(3.5)
Amortization of net loss	21.6	20.4	4.4	3.9
Amortization of prior service cost (benefit)	0.9	0.6	(5.7)	(6.0)

Net pension expense	$40.5	$40.6	$5.0	$5.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Revolving Credit Agreement

The Company has a revolving credit facility (“Credit Agreement”) that permits the Company to borrow funds for working capital and other general corporate purposes based on a revolving credit commitment amount of $200 million, subject to the Company’s right, from time to time, to request an increase of the commitment to $300 million in the aggregate and provides for the issuance of Letters of Credit within such amount. The Credit Agreement expires November 24, 2012. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2011, the Company had $3.8 million of issued letters of credit under the Credit Agreement, with the balance of $196.2 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.25 to 1.00 for the period through March 31, 2011, and increasing to 3.50 to 1.00 beginning for the period December 31, 2011). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of March 31, 2011, the Company was in compliance with all of the covenants of the Credit Agreement.

9.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months ended March 31, 2011, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at March 31, 2011 and June 30, 2010.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including the Company, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for the Company, reached an out of court settlement with the plaintiffs. The Company denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. The Company intends to continue to defend against the claims in this case, but is unable to predict the outcome of the proceedings at this time. As of March 31, 2011 and June 30, 2010, the Company has recorded a liability related to this case of $21.8 million.

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

During the period from July 2003 through December 2006, when the Company’s customs broker was filing claims on the Company’s behalf, the Company applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation is not yet known, based on current facts the Company believes that the liability recorded of $2.4 million as of March 31, 2011 is a reasonable estimate of the probable future loss that will result from the investigation. The Company does not expect that any additional material liabilities will be incurred related to this matter.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Export Regulations

In fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of March 31, 2011.

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

March 31, 2011	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$12.8	$—	$12.8
Corporate bonds	12.2	—	12.2
Commercial paper	3.0	—	3.0
Municipal auction rate securities	—	5.2	5.2
Derivative financial instruments	—	43.6	43.6

Total assets	$28.0	$48.8	$76.8

Liabilities:
Derivative financial instruments	$—	$14.2	$14.2

June 30, 2010	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Certificates of deposit	10.0	—	10.0
Commercial paper	0.9	—	0.9
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	9.2	9.2

Total assets	$105.2	$14.5	$119.7

Liabilities:
Derivative financial instruments	$—	$6.7	$6.7

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2011		June 30, 2010
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Company-owned life insurance	$11.7	$11.7	$9.3	$9.3
Long-term debt, including current portion	$258.5	$266.8	$259.6	$267.9

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of March 31, 2011 and June 30, 2010 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

11.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2011	2010	2011	2010
Interest income	$0.3	$0.4	$0.8	$1.2
Continued Dumping and Subsidy Offset Act receipt	—	—	0.4	5.7
Other income	0.8	1.2	4.5	2.9

Total other income, net	$1.1	$1.6	$5.7	$9.8

12.	Derivatives and Hedging Activities

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedging – Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

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

Cash Flow Hedging – Foreign currency forward contracts: The Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2011 and June 30, 2010, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Operations. As of both March 31, 2011 and June 30, 2010, the total notional amount of floating interest rate contracts was $65.0 million. For the three months ended March 31, 2011 and 2010, net gains of $0.6 million were recorded as a reduction to interest expense for both periods. For the nine months ended March 31, 2011 and 2010, net gains of $1.9 million and $1.8 million, respectively, were recorded as a reduction to interest expense for both periods. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2011 and June 30, 2010:

March 31, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$7.3	$—	$16.3	$23.6
Other assets	2.3	—	17.7	20.0

Total asset derivatives	$9.6	$—	$34.0	$43.6

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$1.1	$6.3	$7.4
Other liabilities	—	—	6.8	6.8

Total liability derivatives	$—	$1.1	$13.1	$14.2

June 30, 2010 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$1.8	$3.4	$5.7
Other assets	3.2	—	0.3	3.5

Total asset derivatives	$3.7	$1.8	$3.7	$9.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$1.9	$1.9
Other liabilities	—	—	4.8	4.8

Total liability derivatives	$—	$—	$6.7	$6.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and nine months ended March 31, 2011 and 2010:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
($ in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$2.1	$28.9	$23.6	$54.3
Foreign exchange contracts	(0.5)	0.5	(1.3)	0.5
Forward interest rate swaps	0.5	—	6.4	—

Total	$2.1	$29.4	$28.7	$54.8

($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship:		Three Months Ended March 31,		Nine Months Ended March 31,
		2011	2010	2011	2010
Commodity contracts	Cost of sales	$3.7	$1.2	$5.1	$(6.4)
Foreign exchange contracts	Net sales	(0.4)	0.5	(0.6)	0.5

Total		$3.3	$1.7	$4.5	$(5.9)

The Company estimates that $13.5 million of net derivative gains included in AOCI as of March 31, 2011 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended March 31, 2011. There was no ineffectiveness during the three months and nine months ended March 31, 2011 and 2010.

The changes in AOCI associated with derivative hedging activities during the three months and nine months ended March 31, 2011 and 2010 were as follows:

($ in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Balance at beginning	$14.2	$(1.6)	$(2.4)	$(17.3)
Current period changes in fair value, net of tax	2.2	18.3	19.5	27.5
Reclassifications to earnings, net of tax	(1.0)	0.2	(1.7)	6.7

Balance at ending	$15.4	$16.9	$15.4	$16.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of March 31, 2011 and June 30, 2010 the Company had no cash collateral held by counterparties.

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

Generally, income taxes for interim periods are calculated by applying an estimated annual effective tax rate to interim period ordinary income (pre-tax income excluding unusual or infrequently occurring discrete items). The annual effective tax rate applied is derived, in part, based on expected annual pre-tax income. If under the circumstances a reliable estimate of the effective tax rate cannot be made, the interim period income tax expense may be computed based on the actual results for the interim period. The Company used the actual operating results to calculate its income tax expense for the interim periods in fiscal year 2010. However, the annual effective tax rate approach was used for computing income tax expense for the three months and nine months ended March 31, 2011.

Income tax expense for the three months ended March 31, 2011 was $3.1 million, or 9.7 percent of pre-tax income as compared with $7.8 million, or 78.8 percent of pre-tax income for the three months ended March 31, 2010. Income tax expense for the three months ended March 31, 2011 includes $4.8 million of tax benefits associated with changes in previous tax positions. Income tax expense for the three months ended March 31, 2010 included a $5.9 million one time, non-cash charge associated with the impact of the healthcare reform law. In addition, income tax expense for the three months ended March 31, 2011 was favorably impacted by the domestic manufacturing deduction and the research and development credit. Income tax expense for the three months ended March 31, 2010 was favorably impacted by the domestic manufacturing deduction and other permanent differences.

For the nine months ended March 31, 2011 income tax expense was $8.4 million, or 15.5 percent of pre-tax income, as compared with income tax expense of $1.8 million, or 90 percent of the pre-tax loss, for the nine months ended March 31, 2010. Income tax expense for the nine months ended March 31, 2011 includes $4.8 million of tax benefits associated with changes in previous tax positions. Income tax expense for the nine months ended March 31, 2010 includes a $5.9 million one time, non-cash charge associated with the impact of the healthcare reform law partially offset by $3.2 million of tax benefits resulting from the completion of certain tax examinations. In addition, both periods were favorably impacted by the domestic manufacturing deduction and the research and development credit.

The Company’s unrecognized tax benefits decreased $2.2 million during the three months ended March 31, 2011 primarily as a result of the expiration of the statute of limitations in a certain jurisdiction. Of this amount, a tax benefit of $0.8 million was included as a reduction to income tax expense.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Business Segments

The Company has three reportable business segments: Advanced Metals Operations, Premium Alloys Operations, and Emerging Ventures.

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

The Emerging Ventures segment currently includes the operations of the recently completed acquisition of Amega West Services, a manufacturer and service provider of high-precision components for MWD and LWD, drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well. The net sales of Amega West are to customers in the energy end use market.

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

On a consolidated basis, one customer accounted for 10 percent of the net sales for the three months ended March 31, 2011. For the three months ended March 31, 2010, on a consolidated basis, two customers accounted for a combined 20 percent of the Company’s net sales. For the nine months ended March 31, 2011, no single customer accounted for more than 10 percent of the Company’s net sales. For the nine months ended March 31, 2010, one customer accounted for 11 percent of the Company’s consolidated net sales.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2011	2010	2011	2010
Net Sales:
Advanced Metals Operations	$307.9	$234.4	$819.5	$592.7
Premium Alloys Operations	155.4	102.9	376.0	243.6
Emerging Ventures	16.2	—	16.2	—
Intersegment	(15.3)	(0.4)	(20.2)	(1.9)

Consolidated net sales	$464.2	$336.9	$1,191.5	$834.4

Operating Income:
Advanced Metals Operations	$21.7	$6.4	$39.6	$3.9
Premium Alloys Operations	30.2	24.0	76.6	52.1
Emerging Ventures	2.9	—	2.9	—
Corporate costs	(9.0)	(8.2)	(29.5)	(26.2)
Pension earnings, interest & deferrals	(8.8)	(9.5)	(26.4)	(28.4)
Intersegment	(1.8)	0.1	(1.8)	0.1

Consolidated operating income	$35.2	$12.8	$61.4	$1.5

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

On December 31, 2010, we acquired Amega West Services, a Houston based manufacturer and service provider in the directional drilling industry. Amega West is a leading manufacturer of high-precision components for measurement while drilling (“MWD”) and logging while drilling (“LWD”), drill collars, stabilizers and other down-hole tools used for directional drilling.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and nine-month periods ended March 31, 2011 and the comparable periods of fiscal year 2010, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Operations. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2011 and 2010:

($ in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Cost of sales	$11.4	$11.1	$34.3	$33.4
Selling, general and administrative expenses	3.8	4.2	11.2	12.4

Net pension expense	$15.2	$15.3	$45.5	$45.8

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net pension expense for fiscal year 2011 will be $60.8 million as compared with $61.3 million recorded in fiscal year 2010.

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months and nine months ended March 31, 2011 and 2010:

($ in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Service cost	$6.4	$5.8	$19.1	$17.4
Pension earnings, interest and deferrals	8.8	9.5	26.4	28.4

Net pension expense	$15.2	$15.3	$45.5	$45.8

Operating Performance Overview

For the quarter ended March 31, 2011, we reported net income attributable to Carpenter of $28.6 million, or $0.64 per diluted share, compared with income for the same period a year earlier of $2.1 million, or $0.05 per diluted share. The business performed well in the current quarter as we are seeing progress from our growth and profit improvement strategies. In particular, there is now a visible impact on our bottom line from our mix management and pricing actions. Operating income and profit per pound increased noticeably from our second quarter of fiscal year 2011 results.

Results of Operations – Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Net Sales

Net sales for the three months ended March 31, 2011 were $464.2 million, which was a 38 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 32 percent. Overall, pounds shipped were 16 percent higher than the third fiscal quarter a year ago. During the current quarter our growth in net sales has outpaced our volume growth as a result of our mix management efforts and pricing actions. It has taken time for the impacts of our mix management and pricing actions to materialize due to the long lead times and customer commitments we made during the downturn to supply lower value materials. We continue to see strong demand for our higher margin products, and we are well positioned for significant growth in our key end-use markets of aerospace and energy.

Geographically, sales outside the United States increased 35 percent from the same period a year ago to $142.4 million. Net sales in Europe were up 40 percent on 36 percent higher volume driven mainly by increased demand in aerospace and energy and positive mix shifts in the automotive market. Revenues increased 31 percent in Asia on 17 percent higher volume driven by growth in the aerospace, energy, and automotive markets with positive mix impacts in consumer and industrial markets. International sales were 31 percent of total net sales for the quarters ended March 31, 2011 and March 31, 2010.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Aerospace	$195.7	$151.1	$44.6	30%
Industrial	103.6	72.8	30.8	42
Energy	53.9	22.8	31.1	136
Medical	33.1	30.1	3.0	10
Consumer	40.7	32.3	8.4	26
Automotive	37.2	27.8	9.4	34

Total net sales	$464.2	$336.9	$127.3	38%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Aerospace	$143.2	$114.0	$29.2	26%
Industrial	67.4	53.5	13.9	26
Energy	44.8	18.2	26.6	146
Medical	27.9	25.3	2.6	10
Consumer	28.5	23.9	4.6	19
Automotive	26.2	21.8	4.4	20

Total net sales excluding surcharge revenues	$338.0	$256.7	$81.3	32%

Sales to the aerospace market increased 30 percent from the third quarter a year ago to $195.7 million. Excluding surcharge revenue, sales increased 26 percent from the third quarter a year ago on 23 percent higher shipment volume. Aerospace results reflect continuing strong demand for engine components in support of high build rates. Demand for titanium fastener material is already near fiscal year 2008 peak levels as production expectations grow for the 787 and other titanium intensive airframes.

Industrial market sales increased 42 percent from the third quarter a year ago to $103.6 million. Excluding surcharge revenue, sales increased approximately 26 percent on a 15 percent increase in shipment volume. The year-over-year results reflect the impact of mix management and pricing actions as well as demand growth for higher value materials for fittings and semi conductor applications.

Sales to the energy market of $53.9 million reflected a 136 percent increase from the third quarter a year ago. Excluding surcharge revenue, sales increased 146 percent from a year ago on higher shipment volume of 72 percent. The overall increase reflects sharply higher demand combined with price increases for materials used in oil and gas applications and a broader product offering of high value materials used in industrial gas turbines. The results also reflect the impact of the recently completed Amega West acquisition.

Sales to the medical market increased 10 percent from a year ago to $33.1 million. Excluding surcharge revenue, sales increased 10 percent on higher shipment volume of 2 percent. While the overall growth rate was within the expected range for this market, revenues grew faster as result of higher titanium prices and increased sales of high value cobalt materials outpacing stainless products.

Sales to the consumer market increased 26 percent to $40.7 million from a year ago. Excluding surcharge revenue, sales increased 19 percent, while shipment volume increased by 8 percent. The results reflect the benefits of mix management and pricing actions. Revenue grew faster than volume as the growing demand for higher value materials used in sporting goods applications outpaced sales of other lower value materials.

Automotive market sales increased 34 percent from the third quarter a year ago to $37.2 million. Excluding surcharge revenue, sales increased 20 percent on almost the same shipment volume from the third quarter a year ago. The results reflect the impacts of mix management efforts aimed at increasing sales of higher value turbo charger, engine fastener and fuel system components supporting new technologies with an offsetting decrease in volumes from lower value applications.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Special alloys	$231.9	$179.2	$52.7	29%
Stainless steels	173.9	114.1	59.8	52
Titanium products	35.6	30.4	5.2	17
Other materials	22.8	13.2	9.6	73

Total net sales	$464.2	$336.9	127.3	38%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Special alloys	$148.0	$124.7	$23.3	19%
Stainless steels	133.4	89.1	44.3	50
Titanium products	35.6	30.4	5.2	17
Other materials	21.0	12.5	8.5	68

Total net sales excluding surcharge revenues	$338.0	$256.7	$81.3	32%

Sales of special alloys products increased 29 percent from a year ago. Excluding surcharge revenue, sales increased 19 percent on a 3 percent increase in shipment volume. The results for the current quarter reflect our strengthening product mix particularly on materials used in the aerospace and energy markets.

Sales of stainless steels increased 52 percent from a year ago to $173.9 million. Excluding surcharge revenue, sales increased 50 percent on 21 percent higher shipment volume. The results reflect the benefits of strengthening product mix and pricing actions combined with increased demand in the medical, automotive and consumer markets.

Sales of titanium products increased 17 percent from a year ago on 12 percent higher volume to $35.6 million. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets combined with the benefits of a shift in product mix and pricing actions. These impacts were partially offset by the impact of lower titanium prices during the current quarter as compared with the prior year quarter.

Gross Profit

Our gross profit in the third quarter increased 58 percent to $73.1 million, or 15.7 percent of net sales (21.6 percent of net sales excluding surcharges), as compared with $46.3 million, or 13.7 percent of net sales (18.0 percent of net sales excluding surcharges), in the same quarter a year ago. The higher gross profit in this year’s third quarter was driven by higher volumes, an improved product mix, higher prices, and better operating performance.

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

	Three Months Ended March 31,
($ in millions)	2011	2010
Net sales	$464.2	$336.9
Less: surcharge revenue	126.2	80.2

Net sales excluding surcharges	$338.0	$256.7

Gross profit	$73.1	$46.3

Gross margin	15.7%	13.7%

Gross margin excluding dilutive effect of surcharges	21.6%	18.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $37.9 million were 8.2 percent of net sales (11.2 percent of net sales excluding surcharges) as compared with $33.5 million or 9.9 percent of net sales (13.1 percent of net sales excluding surcharges) in the same quarter a year ago. The year-over-year increase is due to the addition of Amega West, higher variable compensation expense, and increased headcount.

Operating Income

Our operating income in the recent third quarter increased to $35.2 million as compared with $12.8 million in the same quarter a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 13.0 percent for the current quarter as compared with 8.7 percent a year ago.

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

($ in millions)	Three Months Ended March 31,
	2011	2010
Net sales	$464.2	$336.9
Less: surcharge revenue	126.2	80.2

Net sales excluding surcharges	$338.0	$256.7

Operating income	$35.2	$12.8
Add back: pension EID expense	8.8	9.5

Operating income excluding pension EID expense	$44.0	$22.3

Operating margin excluding surcharges and pension EID expense	13.0%	8.7%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted operating margin by 50 basis points during the recent third quarter and negatively impacted our operating margin by 50 basis points during the prior year’s third quarter.

Interest Expense

Interest expense for the quarter was $4.4 million, as compared with $4.5 million in the same quarter in the prior year.

Other Income, Net

Other income was $1.1 million for the recent quarter compared with $1.6 million in the third quarter a year ago.

Income Taxes

Income taxes in the recent third quarter were $3.1 million, or 9.7 percent of pre-tax income versus $7.8 million, or 78.8 percent of pre-tax income in the same quarter a year ago. Income tax expense in the current quarter includes $4.8 million of tax benefits associated with changes in previous tax positions. Income taxes in the prior year quarter include a $5.9 million one time non-cash charge associated with the impact of the healthcare reform law. In addition, income tax expense for the quarter ended March 31, 2011 was favorably impacted by the domestic manufacturing deduction and the research and development tax credit. Income tax expense for the comparable period of 2010 was favorably impacted by the domestic manufacturing deduction and other permanent differences.

Business Segment Results

We have three reportable business segments: Advanced Metals Operations (“AMO”), Premium Alloys Operations (“PAO”), and Emerging Ventures.

The following table includes comparative information for our net sales and volumes by business segment:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2011	2010
Advanced Metals Operations	$307.9	$234.4	$73.5	31%
Premium Alloys Operations	155.4	102.9	52.5	51
Emerging Ventures	16.2	—	16.2	N/A
Intersegment	(15.3)	(0.4)	(14.9)	(3,725)

Total net sales	$464.2	$336.9	$127.3	38%

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Pounds sold, in thousands)	2011	2010
Advanced Metals Operations	45,556	40,462	5,094	13%
Premium Alloys Operations	13,644	9,258	4,386	47
Intersegment	(1,338)	—	(1,338)	N/A

Total pounds sold	57,862	49,720	8,142	16%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2011	2010
Advanced Metals Operations	$228.1	$184.5	$43.6	24%
Premium Alloys Operations	109.0	72.6	36.4	50
Emerging Ventures	16.2	—	16.2	N/A
Intersegment	(15.3)	(0.4)	(14.9)	(3,725)

Total net sales excluding surcharge revenue	$338.0	$256.7	$81.3	32%

Advanced Metals Operations Segment

Net sales for the quarter ended March 31, 2011 for the AMO segment increased 31 percent to $307.9 million, as compared with $234.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 24 percent on 13 percent higher shipment volume from a year ago. The results reflect increased shipment volume related to higher demand in the aerospace, automotive, industrial and consumer markets as well as the positive impacts of our pricing actions and mix management efforts.

Operating income for the AMO segment was $21.7 million or 7.0 percent of net sales (9.5 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $6.4 million or 2.7 percent of net sales (3.5 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of the higher volumes combined with the impacts of our pricing actions and a strong product mix driven by increased titanium fastener sales as well as our mix management efforts.

Premium Alloys Operations Segment

Net sales for the quarter ended March 31, 2011 for the PAO segment increased 51 percent to $155.4 million, as compared with $102.9 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 50 percent on 47 percent higher shipment volume from a year ago. The increase in net sales is due to strong demand in the aerospace and energy markets.

Operating income for the PAO segment was $30.2 million or 19.4 percent of net sales (27.7 percent of net sales excluding surcharge revenue) in the recent third quarter, compared with $24.0 million or 23.3 percent of net sales (33.1 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of the significantly higher volume. In addition, last year’s quarter benefited from business model impacts related to changes in inventory levels.

Emerging Ventures Segment

Net sales for the quarter ended March 31, 2011, the first quarter since Amega West was acquired, for the Emerging Ventures segment were $16.2 million. Operating income for the Emerging Ventures segment was $2.9 million or 17.9 percent of net sales in the recent third quarter.

Results of Operations – Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010

Net Sales

Net sales for the nine months ended March 31, 2011 were $1,191.5 million, which was a 43 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 35 percent. Overall, pounds shipped were 31 percent higher than the same period a year ago. Demand in our key end-use markets continues to strengthen from prior year levels.

Geographically, sales outside the United States increased 43 percent from the same period a year ago to $374.3 million. Net sales in Europe were up 43 percent on 43 percent higher volume driven mainly by significant broad based growth in most markets, particularly in our key target markets of aerospace and energy. Revenues increased 42 percent in Asia on 39 percent higher volume driven by significant broad based growth in most markets. International sales represented 31 percent of total net sales for the nine months ended March 31, 2011 compared to 32 percent for the nine months ended March 31, 2010.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Aerospace	$491.7	$372.4	$119.3	32%
Industrial	274.9	177.5	97.4	55
Energy	125.5	55.4	70.1	127
Medical	87.8	78.2	9.6	12
Consumer	110.4	79.7	30.7	39
Automotive	101.2	71.2	30.0	42

Total net sales	$1,191.5	$834.4	$357.1	43%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Aerospace	$363.1	$285.6	$77.5	27%
Industrial	188.8	138.1	50.7	37
Energy	102.1	45.2	56.9	126
Medical	74.4	64.8	9.6	15
Consumer	78.4	61.0	17.4	29
Automotive	72.0	57.1	14.9	26

Total net sales excluding surcharge revenues	$878.8	$651.8	$227.0	35%

Sales to the aerospace market increased 32 percent from a year ago to $491.7 million. Excluding surcharge revenue, sales increased 27 percent from a year ago on 27 percent higher shipment volume. The increase in sales and volume reflects the strong demand for engine components and returning demand for titanium fastener material in support of higher aerospace build rates.

Industrial market sales increased 55 percent from a year ago to $274.9 million. Excluding surcharge revenue, sales increased approximately 37 percent on a 31 percent increase in shipment volume. The year-over-year result reflects increased overall demand as well as the impacts of pricing actions and a favorable shift in product mix.

Sales to the energy market of $125.5 million reflected a 127 percent increase from a year ago. Excluding surcharge revenue, sales increased 126 percent from a year ago on higher shipment volume of 101 percent. The increase in energy sales and shipment volumes principally reflects higher oil and gas applications as well as a recovery in the high value materials used in industrial gas turbines. The results also reflect the impact of the recently completed Amega West acquisition.

Sales to the medical market increased 12 percent from a year ago to $87.8 million. Excluding surcharge revenue, sales increased 15 percent on higher shipment volume of 11 percent. The increase in sales and shipments reflect the impact of increased demand for high-end stainless products.

Sales to the consumer market increased 39 percent to $110.4 million from a year ago. Excluding surcharge revenue, sales increased 29 percent, while shipment volume increased by 23 percent. Increases in volumes and revenues resulted from demand for fasteners and electronic components used within the housing and appliances sectors.

Automotive market sales increased 42 percent from a year ago to $101.2 million. Excluding surcharge revenue, sales increased 26 percent on 24 percent higher shipment volume. The year-over-year sales and volume increase reflects renewed demand growth related to high value turbo charger products and fuel system components.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Special alloys	$606.8	$448.6	$158.2	35%
Stainless steels	426.5	269.7	156.8	58
Titanium products	99.0	80.9	18.1	22
Other materials	59.2	35.2	24.0	68

Total net sales	$1,191.5	$834.4	357.1	43%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2011	2010
Special alloys	$400.6	$321.4	$79.2	25%
Stainless steels	324.8	215.3	109.5	51
Titanium products	99.0	80.9	18.1	22
Other materials	54.4	34.2	20.2	59

Total net sales excluding surcharge revenues	$878.8	$651.8	$227.0	35%

Sales of special alloys products increased 35 percent from a year ago. Excluding surcharge revenue, sales increased 25 percent on a 22 percent increase in shipment volume. The sales increase principally reflects the increase in demand for special alloys used in the aerospace and energy markets.

Sales of stainless steels increased 58 percent from a year ago to $426.5 million. Excluding surcharge revenue, sales increased 51 percent on 35 percent higher shipment volume. Sales benefited from increased shipments and a favorable shift in product mix for material used in the medical, energy, automotive and consumer markets.

Sales of titanium products increased 22 percent from a year ago on 27 percent higher volume to $99.0 million. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets offset by the impact of lower titanium prices during the current period as compared with the prior year period.

Gross Profit

Our gross profit in the nine months ended March 31, 2011 increased 70 percent to $172.0 million, or 14.4 percent of net sales (19.6 percent of net sales excluding surcharges), as compared with $101.1 million, or 12.1 percent of net sales (15.5 percent of net sales excluding surcharges), in the same period a year ago. The higher gross profit in the current period was driven by significantly higher volumes, the impacts of pricing actions and mix management efforts, which positively impacted our recent third quarter, as well as better overall cost performance.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative nine month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2011	2010
Net sales	$1,191.5	$834.4
Less: surcharge revenue	312.7	182.6

Net sales excluding surcharges	$878.8	$651.8

Gross profit	$172.0	$101.1

Gross margin	14.4%	12.1%

Gross margin excluding dilutive effect of surcharges	19.6%	15.5%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $110.6 million were 9.3 percent of net sales (12.6 percent of net sales excluding surcharges) as compared with $99.6 million or 11.9 percent of net sales (15.3 percent of net sales excluding surcharges) in the same period a year ago. The year-over-year increase is due to higher variable compensation expense versus the prior period, increases associated with resources added to drive strategic growth initiatives as well as the impacts of additional overhead costs associated with the recently completed Amega West acquisition.

Operating Income

For the nine months ended March 31, 2011, our operating income increased to $61.4 million as compared with operating income of $1.5 million in the same period a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 10.0 percent for the nine months ended March 31, 2011 as compared with an operating margin of 4.6 percent a year ago.

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

($ in millions)	Nine Months Ended March 31,
	2011	2010
Net sales	$1,191.5	$834.4
Less: surcharge revenue	312.7	182.6

Net sales excluding surcharges	$878.8	$651.8

Operating income	$61.4	$1.5
Add back: pension EID expense	26.4	28.4

Operating income excluding pension EID expense	$87.8	$29.9

Operating margin excluding surcharges and pension EID expense	10.0%	4.6%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from period to period. We estimate that the effect of such combined fluctuations negatively impacted operating margin by 60 basis points during the nine months ended March 31, 2011 and also negatively impacted our operating margin by 70 basis points during the same period in the prior year.

Interest Expense

Interest expense for the nine months ended March 31, 2011 was $12.9 million, as compared with $13.3 million in the same period in the prior year. The decrease in interest expense is attributable to the reductions in outstanding debt related to prior year repayments offset by lower capitalized interest costs during fiscal year 2011.

Other Income, Net

Other income for the nine months ended March 31, 2011 was $5.7 million as compared with $9.8 million for the comparable nine month period of fiscal year 2010. The decrease primarily reflects decreased receipts from the Continued Dumping and Subsidy Offset Act of 2000.

Income Taxes

Income tax expense in the nine months ended March 31, 2011 was $8.4 million, or 15.5 percent of pre-tax income versus income tax expense of $1.8 million, or 90.0 percent of pre-tax loss for the nine months ended March 31, 2010. Income tax expense for the nine months ended March 31, 2011 includes $4.8 million of tax benefits associated with changes in previous tax positions. Income tax expense for the nine months ended March 31, 2010 included a $5.9 million one-time, non-cash charge associated with the impact of the healthcare reform law, partially offset by $3.2 million of tax benefits resulting from the completion of certain tax examinations. In addition, income tax expense for the period ended March 31, 2011 was favorably impacted by the domestic manufacturing deduction and the research and development tax credit. Income tax expense for the comparable period of 2010 was favorably impacted by the domestic manufacturing deduction and other permanent differences.

Business Segment Results

As discussed above, we have three reportable business segments: Advanced Metals Operations (“AMO”), Premium Alloys Operations (“PAO”), and Emerging Ventures.

The following tables include comparative information for our net sales and volumes by business segment:

	Nine Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2011	2010
Advanced Metals Operations	$819.5	$592.7	$226.8	38%
Premium Alloys Operations	376.0	243.6	132.4	54
Emerging Ventures	16.2	—	16.2	N/A
Intersegment	(20.2)	(1.9)	(18.3)	(963)

Total net sales	$1,191.5	$834.4	$357.1	43%

	Nine Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
(Pounds sold, in thousands)	2011	2010
Advanced Metals Operations	125,838	99,476	26,362	27%
Premium Alloys Operations	34,570	21,706	12,864	59
Intersegment	(1,624)	—	(1,624)	N/A

Total pounds sold	158,784	121,182	37,602	31%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
($ in millions)	2011	2010
Advanced Metals Operations	$618.1	$478.1	$140.0	29%
Premium Alloys Operations	264.7	175.6	89.1	51
Emerging Ventures	16.2	—	16.2	N/A
Intersegment	(20.2)	(1.9)	(18.3)	(963)

Total net sales excluding surcharge revenue	$878.8	$651.8	$227.0	35%

Advanced Metals Operations Segment

Net sales for the nine months ended March 31, 2011 for the AMO segment increased 38 percent to $819.5 million, as compared with $592.7 million in the same period a year ago. Excluding surcharge revenue, net sales increased 29 percent on 27 percent higher shipment volume from a year ago. The results reflect increased shipment volume related to higher demand and the impacts of our pricing actions.

Operating income for the AMO segment was $39.6 million or 4.8 percent of net sales (6.4 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2011, as compared with operating income of $3.9 million or 1.0 percent of net sales (1.0 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impacts of the higher volumes, pricing actions and a favorable shift in product mix driven by titanium fasteners.

Premium Alloys Operations Segment

Net sales for the nine months ended March 31, 2011 for the PAO segment increased 54 percent to $376.0 million, as compared with $243.6 million in the same period a year ago. Excluding surcharge revenue, net sales increased 51 percent on 59 percent higher shipment volume from a year ago. The increase in net sales is due to strong demand in the aerospace and energy markets.

Operating income for the PAO segment was $76.6 million or 20.4 percent of net sales (28.9 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2011, compared with $52.1 million or 21.4 percent of net sales (30.0 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impacts of the significantly higher volume particularly in high value applications used in the aerospace and energy markets.

Emerging Ventures Segment

Net sales for the nine months ended March 31, 2011, which commenced with the acquisition of Amega West on December 31, 2010, for the Emerging Ventures segment was $16.2 million. Operating income for the Emerging Ventures segment was $2.9 million or 17.9 percent of net sales in the nine months ended March 31, 2011.

Liquidity and Financial Condition

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $212 million as of March 31, 2011, together with cash generated from operations and available borrowing capacity of approximately $196 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, current maturities of long-term debt totaling $100 million and other obligations for the next twelve months.

Our balance sheet position remains strong which allows us the flexibility to fund planned growth initiatives. During the first quarter of fiscal year 2011 we reclassified the $100 million of notes that mature in August 2011 from “long-term debt” to “current portion of long term debt” on our consolidated balance sheet as of March 31, 2011. It is our intent to complete a debt refinancing in the upcoming fourth quarter of fiscal year 2011 in order to take advantage of the favorable credit markets. We expect to refinance the $100 million of notes that mature August 2011 with a larger debt facility to provide additional near-term liquidity that can be used for growth or earmarked to fund future debt maturities. We have hedged the risk of interest rates rising between now and the anticipated refinancing date.

Our revolving credit facility expires November 2012 and contains a revolving credit commitment of $200 million. As of March 31, 2011, we had $3.8 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($196.2 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio.

As of March 31, 2011, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of March 31, 2011:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.25 to 1.00 (minimum)	12.04 to 1.00
Consolidated debt to capital	55% (maximum)	28%

During the nine months ended March 31, 2011, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $150.4 million as compared to positive $17.0 million for the same period a year ago. The negative free cash flow in the nine months ended March 31, 2011 principally reflects the Amega West acquisition and an increase in working capital levels to support customer demand in the second half of our fiscal year.

Capital expenditures for plant, equipment and software were $35.6 million for the nine months ended March 31, 2011, as compared with $27.1 million for the same period a year ago. We expect to finish the fiscal year with about $60 million of capital expenditures.

Dividends during the nine months ended March 31, 2011 were $24.1 million as compared to $23.9 million in the nine months ended March 31, 2010, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

($ in millions, except per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Pension plans expense	$13.5	$13.5	$40.4	$40.5
Other postretirement benefit plans expense	1.7	1.8	5.1	5.3

	15.2	15.3	45.5	45.8

Income tax benefit	(5.7)	(5.9)	(17.1)	(17.9)

Net pension expense	$9.5	$9.4	$28.4	$27.9

Weighted average diluted common shares	44.7	44.4	44.6	43.9

Net pension expense per diluted share	$0.21	$0.21	$0.64	$0.64

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
($ in millions)	2011	2010

Net cash (used for) provided from operating activities	$(53.0)	$67.1
Purchases of property, equipment, and software	(35.6)	(27.1)
Acquisition of business	(41.6)	—
Acquisition of equity method investment	(6.2)	—
Proceeds from disposals of property and equipment	1.0	0.9
Proceeds received from sale of noncontrolling interest	9.1	—
Dividends paid	(24.1)	(23.9)

Free cash flow	$(150.4)	$17.0

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended March 31, 2011, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at March 31, 2011 and June 30, 2010.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their suit, in June of 2002, against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. We intend to continue to defend against the claims in this case, but are unable to predict the outcome of the proceedings at this time. As of March 31, 2011 and June 30, 2010, we recorded a liability related to this case of $21.8 million.

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

During the period our customs broker was filing claims on our behalf, July 2003 through December 2006, we applied for and received refund claims totaling $6.9 million. While the ultimate outcome of the U.S. Customs investigation is not yet known, based on current facts we believe that the net remaining liability recorded as of March 31, 2011 of $2.4 million is a reasonable estimate of the probable loss that will result from the investigation. We do not expect that any additional material liabilities will be incurred.

Export Regulations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that has since been divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of March 31, 2011.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2010. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on our business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) the volatility of, and our ability to recoup increases in, the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability and costs of financing and credit facilities to us, our customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania and for which there may be limited alternatives if there are significant equipment failures or catastrophic events; and (14) our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

The status of our financial instruments as of March 31, 2011 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements.” of this Quarterly Report on Form 10-Q. Assuming on March 31, 2011, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: May 6, 2011	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)