Form 10-K
period 2011-06-30
CARPENTER TECHNOLOGY CORP
filed 2011-08-24
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2010 was $1,758,969,270, based on the closing price per share of the registrant’s common stock on that date of $40.24 as reported on the New York Stock Exchange.

As of August 12, 2011, 44,166,401 shares of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2011 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

We are organized in three reportable business segments: Advanced Metals Operations, Premium Alloys Operations, and Emerging Ventures. See Note 20 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional segment reporting information.

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

In June 2011 we entered into a definitive merger agreement with Latrobe Specialty Metals, Inc. (“Latrobe”) whereby we will acquire Latrobe in a transaction valued at the time at approximately $558 million. In the transaction, 8.1 million shares of Carpenter stock, subject to certain adjustments, will be issued to the current owners. We will also pay $170 million in cash to eliminate Latrobe debt at closing and reimburse certain transaction costs. The transaction is subject to customary closing conditions and regulatory approvals. Closing is expected to occur during the first half of fiscal year 2012.

In December 2010, we acquired Amega West Services LLC (“Amega West”). Amega West offers precision machined down-hole drilling tools and services that include nonmag drill collars, stabilizers, measurement while drilling (“MWD”) and logging while drilling (“LWD”) housings, subs, tool rentals, and welding and repair.

In June 2011, we acquired Oilfield Alloys Pte. Ltd. (“Oilfield Alloys”) which will become part of Amega West operations. Based in Singapore, Oilfield Alloys manufactures and distributes directional drilling equipment in the Asia-Pacific region.

On August 24, 2011, we announced that we plan to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational in approximately 30 months. The facility is expected to be built on one of several greenfield sites currently under consideration at a total cost of approximately $500 million. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

Reportable Segments

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

The Emerging Ventures segment currently includes the operations of the recently completed acquisitions of Amega West and Oilfield Alloys. The sales of Amega West are to customers in the energy end use market.

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

We have long-term relationships with major suppliers who provide availability of material at competitive prices. Purchase prices of certain raw materials have historically been volatile. We use pricing surcharges, indexing mechanisms, base price adjustments and raw material forward contracts to reduce the impact of increased costs for the most significant of these materials. There can be delays between the time of the increase in the price of raw materials and the realization of the benefits of such mechanisms or actions that could have a short-term impact on our results and could affect the comparability of our results from period to period.

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

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest – principally because of annual plant vacation and maintenance shutdowns by us as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2011	2010	2009
September 30,	21%	19%	30%
December 31,	22	22	27
March 31,	28	28	24
June 30,	29	31	19

	100%	100%	100%

(6)	Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. One customer, Precision Castparts Corporation (“Precision Castparts”), accounted for 10 percent of our net sales during fiscal years 2011 and 2010. The sales to Precision Castparts represent an aggregation of sales to several independently managed Precision Castparts subsidiaries. There were no significant individual customer sales that accounted for more than 10 percent of our net sales during fiscal year 2009. See Note 20 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional information.

(7)	Backlog:

As of June 30, 2011, we had a backlog of orders, believed to be firm, of approximately $623 million, substantially all of which is expected to be shipped within fiscal year 2012. Our backlog as of June 30, 2010 was approximately $351 million.

(8)	Competition:

Our business is highly competitive. We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography. We are leaders in specialty materials for critical applications with over 120 years of metallurgical and manufacturing expertise. A significant portion of the products we produce are highly engineered materials for demanding applications. There are a limited number of companies producing one or more similar products that we consider our major competitors for our high value products used in demanding applications, particularly in our aerospace and energy end-use markets. These products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer orders. Our experience, technical capabilities, product offerings and research and development efforts that we have in our niche markets represent barriers to existing and potential competitors.

For other products, there are several dozen smaller producing companies and converting companies that are also competitors as well as several hundred independent distributors of products similar to those distributed by us. Additionally, numerous foreign companies produce various specialty metal products similar to those produced by us. Furthermore, a number of different products may, in certain instances, be substituted for our finished products.

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

Under the provisions of the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”), which was signed into law on October 28, 2000, we have received distributions from the United States Customs Service (“Customs”). Under the Act, Customs established special accounts for funds to be distributed annually to eligible domestic producers. The special accounts are sourced with duties collected by Customs on pre-existing anti-dumping or countervailing duty orders. We have received distributions under the Act totaling $2.0 million, $5.7 million and $6.1 million in fiscal years 2011, 2010 and 2009, respectively. We do not believe that we will receive any additional significant distributions as the Act has expired.

(9)	Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $18.9 million, $17.8 million and $15.4 million in fiscal years 2011, 2010 and 2009, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our strong commitment to developing continuous streams of new products to meet customers’ needs has been supported by increased research and development resources and investments over the last several years and by actively acquiring game changing technologies. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements and has lead to the establishment of worldwide partnerships for materials and process development and innovation. We believe that the alloys under development will redefine our business in the future.

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

Our costs of maintaining and operating environmental control equipment were $12.7 million, $10.7 million and $12.6 million for fiscal years 2011, 2010 and 2009, respectively. The capital expenditures for environmental control equipment were $0.4 million, $0.1 million and $0.4 million for fiscal years 2011, 2010 and 2009, respectively. We anticipate spending approximately $2.1 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $0.9 million in fiscal year 2012 and fiscal year 2013. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)	Employees:

As of June 30, 2011, our total workforce consisted of approximately 3,500 employees, which included approximately 100 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2013.

(d)	Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $511.4 million, $369.1 million and $477.0 million in fiscal years 2011, 2010 and 2009, respectively. Long lived assets held outside of the United States were $16.1 million and $6.0 million as of June 30, 2011 and 2010.

For further information on domestic and international sales, see Note 20 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(e)	Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2011. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

There are inherent risks and uncertainties associated with all businesses that could adversely affect operating performances or financial conditions. The following discussion outlines the risks and uncertainties that management believes are the most material to our business. However, these are not the only risks or uncertainties that could affect our business. Certain risks are associated specifically with our business, industry or customer base, while others have a broader effect.

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

Failure to complete the Merger with Latrobe could negatively impact our stock price and our future business and financial results.

Consummation of the proposed Merger with Latrobe is subject to certain conditions, including, among others:

•	the adoption of the Merger Agreement by the shareholders of Latrobe;

•	the absence of any law or order prohibiting the Merger;

•	the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period; and

•	subject to certain exceptions, the accuracy of representations and warranties and material compliance with covenants.

Third parties, such as governmental agencies, may impose conditions on the consummation, or require changes to the terms, of the proposed Merger. Any such conditions or changes could have the effect of preventing the consummation of the proposed Merger. If the proposed Merger is not completed for any reason, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs relating to the proposed Merger, whether or not the proposed Merger is completed; and

•

matters relating to the proposed Merger (including integration planning) may require substantial commitments of time and resources by our management, whether or not the proposed Merger is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We may also be subject to litigation related to any failure to complete the proposed Merger. If the proposed Merger is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, which may cause the value of your investment to decline. We cannot provide any assurance that the proposed Merger will be completed, that there will not be a delay in the completion of the proposed Merger or that all or any of the anticipated benefits of the proposed Merger will be obtained.

The anticipated benefits of the proposed Merger with Latrobe may not be fully realized and may take longer to realize than expected.

The proposed Merger involves the integration of Latrobe’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Latrobe’s operations. Delays, unexpected difficulties in the integration process or failure to retain key management personnel could adversely affect our business, financial results and financial condition. Even if we are able to integrate Latrobe’s operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time.

In addition, we may have not discovered during the due diligence process, and we may not discover prior to closing, all known and unknown factors regarding Latrobe that could produce unintended and unexpected consequences for us. Undiscovered factors could cause us to incur potentially material financial liabilities, and prevent us from achieving the expected benefits from the proposed Merger within our desired time frames, if at all.

We will incur significant transaction and merger-related costs in connection with the proposed Merger with Latrobe.

We will incur significant costs in connection with the proposed Merger. We expect that the substantial majority of these costs will be non-recurring expenses related to the proposed Merger such as facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We may also incur substantial transaction fees and costs related to the formulation of integration plans.

Any significant delay or inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations.

We are undertaking several large capital expansion projects in the near-term such as our recently announced expansion of our Reading facility targeting premium remelt, forge finishing and annealing operations. We are also considering longer term projects associated with the next major increment of our premium products capability, including our announced plans to build a $500 million state-of-the-art manufacturing facility focused on premium products. These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost effective manner will depend upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute this project on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule and our ability to implement these project with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated excess costs, our results of operations and financial position may be materially adversely affected.

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

We change prices on our products as we deem necessary. In addition to the above general competitive impact, other market conditions and various economic factors beyond our control can adversely affect the timing of our pricing actions. The effects of any pricing actions may be delayed due to long manufacturing lead times or the terms of existing contracts. There is no guarantee that the pricing actions we implement will be effective in maintaining the Company’s profit margin levels.

We rely on third parties to supply certain raw materials that are critical to the manufacture of our products and we may not be able to access alternative sources of these raw materials if the suppliers are unwilling or unable to meet our demand.

Costs of certain critical raw material, such as nickel, cobalt, chromium, manganese, molybdenum, titanium, iron, and scrap containing iron and nickel have been volatile due to factors beyond our control. We are able to mitigate most of the adverse impact of rising raw material costs through raw material surcharges, indices to customers and raw material forward contracts, but changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

In addition, the availability of these critical raw materials is subject to factors that are not in our control. In some cases, these critical raw materials are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable to us, or at all.

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

We provide benefits to active and retired employees throughout most of our Company, most of which are not covered by insurance; and thus, our financial condition can be adversely affected if our investment returns are insufficient to meet these obligations.

We have obligations to provide substantial benefits to active and current employees, and most of the associated costs are paid by the Company and are not covered by insurance. In addition, certain employees are covered by defined benefit pension plans, with the majority of our plans covering employees in the United States. Many domestic and international competitors do not provide defined benefit plans and/or retiree health care plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. We currently expect to make approximately $28 million in required contributions to our US defined benefit pension plan during fiscal year 2012. A decline in the value of plan investments in the future, an increase in costs or liabilities, unfavorable changes in laws or regulations that govern pension plan funding or the impacts of underfunded plans acquired in connection with the consummation of the Latrobe merger could materially change the timing and amount of required pension funding. A requirement to fund pension contributions in the future could have a material adverse effect on our results of operations and financial condition.

The extensive environmental, health and safety regulatory regimes applicable to our manufacturing operations create the potential exposure to significant liabilities.

The nature of our manufacturing business subjects our operations to numerous and varied federal, state, local and international laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. We have used, and currently use and manufacture, substantial quantities of substances that are considered hazardous, extremely hazardous or toxic under worker safety and health laws and regulations. Although we implement controls and procedures designed to reduce continuing risk of adverse impacts and health and safety issues, we could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations, non-compliance or liabilities under these regulatory regimes required at our facilities.

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

When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. However, in many cases, we are not able to determine whether we are liable, or if liability is probable, in order to reasonably estimate the loss or range of loss which could result from such environmental liabilities. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number and financial condition of other PRP’s, as well as the extent of their responsibility for the remediation. We adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our financial condition or results of operations.

Our manufacturing processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other “Greenhouse Gases”, and pending legislation or regulation of Greenhouse Gases, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

Political and scientific debates related to the impacts of emissions of greenhouse gases on the global climate are prevalent. Regulation or some form of legislation aimed at reducing the greenhouse gas emissions is currently being considered both in the United States and globally. As a specialty alloy manufacturer, we will be affected, both directly and indirectly, if proposed climate change legislation, such as use of a “cap and trade”, is enacted. Such legislation could have a material adverse impact on our results of operations, financial condition and cash flows.

Product liability and product quality claims could adversely affect our operating results.

We produce ultra high-strength, high temperature and corrosion-resistant alloys designed for our customers’ demanding applications particularly in our aerospace, energy and medical end use markets. Failure of the materials that are included in our customers’ applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us. We have a complex manufacturing process necessary to meet our customers’ stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on the results of our operations, financial condition and cash flows.

Our business subjects us to risks of litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

Litigation claims relate to the conduct of our currently and formerly owned businesses, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

A small number of our workforce is covered by a collective bargaining agreement and union attempts to organize our other employees may cause work interruptions or stoppages.

Approximately 100 production employees at our Dynamet business unit located in Washington, PA are covered by a collective bargaining agreement. This agreement expires in August 2013. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our primary manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

We consider acquisition, joint ventures and other business combination opportunities, as well as possible business unit dispositions, as part of our overall business strategy, which opportunities involve uncertainties and potential risks that we cannot predict or anticipate fully.

From time-to-time, management holds discussions with management of other companies to explore such aforementioned opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks. Such risks include difficulties in integrating the operations, technologies, products and personnel of the acquired companies, diversion of management’s attention from existing operations, difficulties in entering markets in which we have limited or no direct prior experience, dependence on unfamiliar supply chains, insufficient revenues to offset increased expenses associated with acquisitions, loss of key employees of the acquired companies, inaccurate assessment of undisclosed liabilities, difficulties in realizing projected efficiencies, synergies and cost savings, and increases in our debt or limitation on our ability to access additional capital when needed.

Our business may be impacted by external factors that we may not be able to control.

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets, as we have experienced recently following the concerns about the S&P’s downgrade of the United States’ credit rating, the European debt crisis and fears of a new U.S. recession, could negatively impact our business. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

We believe that international sales, which are associated with various risks, will continue to account for a significant percentage of our future revenues.

Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world’s economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in tax laws and tariffs; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into dollars). In addition, we will need to invest in building our capabilities and infrastructure to meet our international growth goals. Any of these factors could materially adversely affect our results for the period in which they occur.

We value most of our inventory using the LIFO method, which could be repealed resulting in adverse affects on our cash flows and financial condition.

The cost of our inventories is primarily determined using the Last-In First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. Recent proposals have been initiated aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its first-in, first-out (“FIFO”) value. As of June 30, 2011, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been about $355 million higher. This increase in inventory would result in a one time increase in taxable income which would be taken into account over the following several taxable years. The repeal of LIFO could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

The Amega West operations include leased rental warehouses and service centers located in Houston, Texas; Oklahoma City, Oklahoma; Casper, Wyoming; Lafayette, Louisiana; West Alexander, Pennsylvania; Nisku Alberta, Canada and Singapore. The primary manufacturing facility in Tyler, Texas is owned.

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

        In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011 and June 30, 2010, we recorded a liability related to this case of $21.8 million. On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million. On August 16, 2011, the settlement was Approved by the Court.

In addition, from time to time, we are a party to certain routine claims and legal actions and other contingent liabilities incident to the normal course of business which pertain to litigation, product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Based on information currently available, the ultimate resolution of our known contingencies, individually or in the aggregate and including the matters described in Note 12 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our financial position, liquidity, or results of operations. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

See the “Contingencies” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the “Contingencies and Commitments” section included in Note 12 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

Item 4. [Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NYSE.

	Fiscal Year 2011		Fiscal Year 2010
Quarter Ended:	High	Low	High	Low
September 30,	$38.11	$30.58	$25.66	$16.87

December 31,	$41.90	$34.30	$27.90	$20.83

March 31,	$44.94	$38.78	$36.60	$26.54

June 30,	$57.68	$40.69	$42.52	$32.83

Annual	$57.68	$30.58	$42.52	$16.87

The range of our common stock price on the NYSE from July 1, 2011 to August 12, 2011 was $43.97 to $58.18. The closing price of the common stock was $48.98 on August 12, 2011.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.18 per common share during each quarter of fiscal years 2011 and 2010.

As of August 12, 2011, there were 2,928 common stockholders of record.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap Index and our Peer Group for each of the last five fiscal years ended June 30, 2011. The cumulative total return assumes an investment of $100 on June 30, 2006 and the reinvestment of any dividends during the period. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. The companies in our Peer Group are: AK Steel Holding Corp., Allegheny Technologies, Inc., Daido Steel Company Limited, Gloria Material Technology Corp., Haynes International Inc., Kennametal Inc., Parker-Hannifin Corp., Precision Industries Castparts Corp., Reliance Steel and Aluminum Company, RTI International Metals Inc., Sandvik AB, Schmolz + Bichenbach AG, Steel Dynamics Inc., The Timken Company, Titanium Metals Corp., Universal Stainless & Alloy Products, Voestalpine AG. The total stockholder return for the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

	6/06	6/07	6/08	6/09	6/10	6/11

Carpenter Technology Corporation	100.00	113.82	77.06	37.99	61.61	110.28
S&P Midcap 400	100.00	118.51	109.81	79.04	98.74	137.63
Peer Group	100.00	158.80	142.64	75.90	99.70	155.09

Item 6.	Selected Financial Data

Five-Year Financial Summary

In millions, except per share data

(Fiscal years ended June 30,)

	2011	2010	2009(a)	2008(b)	2007
Summary of Operations:
Net sales	$1,675.1	$1,198.6	$1,362.3	$1,953.5	$1,839.0
Operating income	96.4	11.7	64.0	293.6	304.4
Income from continuing operations	71.7	2.1	47.9	200.5	215.2
Income from discontinued operations, net	—	—	—	77.2	12.0

Net income	$71.7	$2.1	$47.9	$277.7	$227.2

Net income attributable to Carpenter	$71.0	$2.1	$47.9	$277.7	$227.2

Financial Position at Year-End:
Cash and cash equivalents	$492.5	$265.4	$340.1	$403.3	$300.8
Marketable securities, current	$30.5	$105.2	$15.0	$5.3	$372.7
Total assets	$1,991.9	$1,583.2	$1,497.4	$1,712.2	$2,025.7

Long-term obligations, net of current portion (including convertible preferred stock)	$407.8	$259.6	$258.6	$276.7	$299.5
Per Common Share:
Net earnings:
Basic
Continuing operations	$1.59	$0.04	$1.08	$4.11	$4.16
Discontinued operations	$—	$—	$—	$1.59	$0.24

	$1.59	$0.04	$1.08	$5.70	$4.40

Diluted
Continuing operations	$1.59	$0.04	$1.08	$4.11	$4.09
Discontinued operations	$—	$—	$—	$1.58	$0.23

	$1.59	$0.04	$1.08	$5.69	$4.32

Cash dividend-common	$0.72	$0.72	$0.72	$0.63	$0.4875

Weighted Average Common Shares Outstanding:
Basic	44.1	43.9	43.9	48.5	51.5

Diluted	44.7	44.4	44.2	48.7	52.5

(a)	Fiscal year 2009 included $9.4 million of restructuring charges related to the shutdown and closure of our U.K. metal strip manufacturing operations. See Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.
(b)	Fiscal year 2008 included a $109.6 million pre-tax gain on the sale of our ceramics and metals shapes businesses. The results of operations of the divested business units prior to the divestitures are presented as discontinued operations.

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

In June 2011 we entered into a definitive merger agreement with Latrobe Specialty Metals, Inc. (“Latrobe”) whereby we will acquire Latrobe in a transaction valued at the time at approximately $558 million. In the transaction, 8.1 million shares of Carpenter stock, subject to certain adjustments, will be issued to the current owners. We will also pay $170 million in cash to eliminate Latrobe debt at closing and reimburse certain transaction costs. The transaction is subject to customary closing conditions and regulatory approvals. Closing is expected to occur during the first half of fiscal year 2012.

In December 2010, we acquired Amega West Services LLC (“Amega West”) for $54 million, including assumed debt of $12 million. Amega West offers precision machined down-hole drilling tools and services that include nonmag drill collars, stabilizers, MWD and LWD housings, subs, tool rentals, and welding and repair.

In June 2011, we acquired Oilfield Alloys Pte. Ltd. (“Oilfield Alloys”) for $5 million, which will become part of the Amega West operations. Based in Singapore, Oilfield Alloys manufactures and distributes directional drilling equipment in the Asia-Pacific region.

On August 24, 2011, we announced that we plan to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational in approximately 30 months. The facility is expected to be built on one of several greenfield sites currently under consideration at a total cost of approximately $500 million. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Fiscal Year
($ in millions, except per share data)	2011	2010	2009
Net sales	$1,675.1	$1,198.6	$1,362.3

Net sales excluding surcharges (1)	$1,231.1	$921.7	$1,055.2

Operating income excluding pension earnings, interest and deferrals (“pension EID”) expense and restructuring costs (1)	$131.6	$49.6	$73.5

Net income	$71.7	$2.1	$47.9

Diluted earnings per share	$1.59	$0.04	$1.08

Net pension expense per diluted share (1)	$0.84	$0.85	$0.27

Purchases of property, equipment and software	$79.6	$44.2	$116.3

Free cash flow (1)	$(88.9)	$40.1	$11.2

Pounds sold (in thousands) (2)	216,834	172,974	167,040

(1)	See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.
(2)	Includes specialty and titanium alloys, stainless steel and powder materials

Our sales are across a diversified list of end-use markets. The table below summarizes our estimated sales by market over the past three fiscal years.

	Fiscal Year
($ in millions)	2011		2010		2009
Aerospace	$685.8	41%	$529.0	44%	$582.9	43%
Industrial	380.6	23	262.6	22	310.4	23
Energy	196.0	12	79.8	7	152.0	11
Consumer	151.4	9	117.5	10	104.3	8
Automotive	138.8	8	102.3	8	99.2	7
Medical	122.5	7	107.4	9	113.5	8

Total net sales	$1,675.1	100%	$1,198.6	100%	$1,362.3	100%

The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
($ in millions)	2011		2010		2009
Special alloys	$841.8	51%	$637.8	54%	$694.6	51%
Stainless steels	610.5	36	398.3	33	460.1	34
Titanium products	140.7	8	112.4	9	141.4	10
Other materials	82.1	5	50.1	4	66.2	5

Total net sales	$1,675.1	100%	$1,198.6	100%	$1,362.3	100%

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

A portion of our business consists of sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer term, our customer long-term arrangements.

We produce hundreds of grades of materials, with a wide range of pricing and profit levels depending on the grade. In addition, our product mix within a period is subject to the fluctuating order patterns of our customers as well as decisions we may make on participation in certain products based on available capacity including the impacts of capacity commitments we may have under existing customer agreements. While we expect to see positive contribution from a more favorable product mix in our margin performance over time, the impact by period may fluctuate, and period-to-period comparisons may vary.

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our statements of income. The following is a summary of the classification of net pension expense included in our statements of income during fiscal years 2011, 2010 and 2009:

	Fiscal Year
($ in millions)	2011	2010	2009
Cost of sales	$45.8	$44.6	$12.0
Selling, general and administrative expenses	15.0	16.7	8.6
Pension settlement charges included in restructuring charges	—	—	4.4

Net pension expense	$60.8	$61.3	$25.0

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. The following is a summary of the components of net pension expense during fiscal year 2011, 2010 and 2009:

	Fiscal Year
($ in millions)	2011	2010	2009
Service cost	$25.6	$23.3	$20.2
Pension earnings, interest and deferrals	35.2	38.0	0.4
Pension settlement charges included in restructuring charges	—	—	4.4

Net pension expense	$60.8	$61.3	$25.0

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. Pension earnings, interest and deferrals expenses is impacted by the financial markets and increased significantly during fiscal year 2010 principally due to the decline in market value of the securities held by the plans as of June 30, 2009.

Operating Performance Overview

Fiscal year 2011 results reflect the benefits of strong, sustained demand across all our end use markets. We have made progress during fiscal year 2011 in the following important areas:

•

We worked to strengthen customer relationships, expanded our market share in key segments and negotiated to expand key long-term agreements. We increased our volume output by 25 percent and made fundamental improvements to our profit per pound performance as a result of pricing and mix management actions.

•

We positioned the business for continued success by addressing current and future capacity needs to support customer demand by completing several key acquisitions and collaborations. We also announced several capacity expansion projects. At the same time, we strengthened our capital structure to ensure we can fund future growth need.

Results of Operations – Fiscal Year 2011 Compared to Fiscal Year 2010

For fiscal year 2011, we reported net income attributable to Carpenter of $71.0 million, or $1.59 per diluted share, compared with net income attributable to Carpenter of $2.1 million, or $0.04 per diluted share, a year earlier. Our fiscal year 2011 results reflect a trend of improving revenues and profit throughout the fiscal year driven by increased demand across all our end-use markets as well as the benefits of our pricing and mix management efforts, particularly in the second half of fiscal year 2011.

Net Sales

Net sales for fiscal year 2011 were $1,675.1 million, which was a 40 percent increase from fiscal year 2010. Excluding surcharge revenues, sales were $1,231.1million, an increase of 34 percent from a year earlier on 25 percent higher volume.

Geographically, sales outside the United States increased 39 percent from a year ago to $511.4 million. International sales remained fairly consistent as a percentage of our total net sales, representing 31 percent for fiscal years 2011 and 2010.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. During fiscal year 2011, we changed the manner in which sales are classified by end-use market so that we could better evaluate our sales results from period to period. In order to make the discussion of net sales by end-use market meaningful, we have reclassified the fiscal year 2010 sales by end-use market balances to conform to the fiscal year 2011 presentation. Although we are not organized to report other than sales by end-use market, the following table includes comparative information for our estimated net sales by principal end-use markets which we believe is helpful supplemental information in analyzing the performance of the business from period to period:

	Fiscal Year		$	%
($ in millions)	2011	2010	Increase	Increase
Aerospace	$685.8	$529.0	$156.8	30%
Industrial	380.6	262.6	118.0	45
Energy	196.0	79.8	116.2	146
Consumer	151.4	117.5	33.9	29
Automotive	138.8	102.3	36.5	36
Medical	122.5	107.4	15.1	14

Total net sales	$1,675.1	$1,198.6	$476.5	40%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2011	2010	Increase	Increase
Aerospace	$502.3	$404.0	$98.3	24%
Industrial	262.0	196.5	65.5	33
Energy	156.7	64.1	92.6	144
Consumer	107.2	87.4	19.8	23
Automotive	98.1	80.3	17.8	22
Medical	104.8	89.4	15.4	17

Total net sales excluding surcharge revenues	$1,231.1	$921.7	$309.4	34%

Sales to the aerospace market increased 30 percent from fiscal year 2010 to $685.8 million. Excluding surcharge revenue, such sales increased 24 percent on 23 percent higher shipment volume. Aerospace results reflect continuing strong demand for engine components driven by high build rates.

Industrial market sales increased 45 percent from fiscal year 2010 to $380.6 million. Adjusted for surcharge revenue, such sales increased approximately 33 percent while volumes increased 25 percent. The results reflect the impact of mix management and pricing actions as well as demand growth for higher value materials for fittings. In addition, powder metal sales used for tool steel products were up significantly.

Sales to the energy market of $196.0 million reflected a 146 percent increase from the fiscal year 2010. Excluding surcharge revenue, such sales increased 144 percent on 94 percent higher shipment volume. The results reflect a significant increase in the oil and gas segment due in part to increases in directional drilling activity, the Amega West acquisition and higher pricing. In addition, increased demand for materials used in industrial gas turbines contributed to the growth.

Sales to the consumer market increased 29 percent to $151.4 million from a year ago. Adjusted for surcharge revenue, such sales increased 23 percent with shipment volume higher by 15 percent. Revenue grew faster than volume as the growing global demand for higher value materials used in sporting goods applications outpaced sales of lower value materials used in housing. Mix management efforts and pricing actions are having a considerable positive impact on the consumer market sales.

Automotive market sales increased 36 percent from the fiscal year 2010 to $138.8 million. Excluding surcharge revenue, such sales increased 22 percent on 17 percent higher shipment volume. The revenue growth is attributable to mix management efforts that caused increased participation in higher value turbo charger and fuel system components, with a corresponding reduction in lower value products. These efforts are expected to better position us to participate in the trend toward premium stainless and high-temp alloys used in the next generation technologies that support higher fuel economy.

Sales to the medical market increased 14 percent to $122.5 million from a year ago. Adjusted for surcharge revenue, such sales increased 17 percent, on 8 percent higher volume. The results reflect increased demand particularly in our high-end stainless products.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$	%
($ in millions)	2011	2010	Increase	Increase
Special alloys	$841.8	$637.8	$204.0	32%
Stainless steels	610.5	398.3	212.2	53
Titanium products	140.7	112.4	28.3	25
Other materials	82.1	50.1	32.0	64

Total net sales	$1,675.1	$1,198.6	476.5	40%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2011	2010	Increase	Increase
Special alloys	$548.2	$449.6	$98.6	22%
Stainless steels	466.1	311.7	154.4	50
Titanium products	140.7	112.4	28.3	25
Other materials	76.1	48.0	28.1	59

Total net sales excluding surcharge revenues	$1,231.1	$921.7	$309.4	34%

Sales of special alloys products increased 32 percent in fiscal year 2011 as compared with a year ago to $841.8 million. Excluding surcharge revenue, sales increased 22 percent on a 17 percent increase in shipment volume. The sales results principally reflect the increase in demand from the higher value aerospace and energy market products.

Sales of stainless steels increased 53 percent as compared with a year ago. Excluding surcharge revenues, such sales increased by 50 percent on a 28 percent higher shipment volume. The results reflect increased demand in materials used in the automotive, industrial and consumer markets as well as the impacts of pricing and mix management actions.

Sales of titanium products increased 25 percent as compared with a year ago on 24 percent higher shipment volume. The results reflect the impact of increased demand for titanium products used in the aerospace and medical end-use markets.

Gross Profit

Gross profit in fiscal year 2011 increased to $249.0 million, or 14.9 percent of net sales (20.2 percent of net sales excluding surcharges), from $144.8 million, or 12.1 percent of net sales (15.7 percent of net sales excluding surcharges), a year ago. The results primarily reflect the higher volumes in fiscal year 2011, an improved product mix, price increases and better operating performance.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2011 and 2010. See the section “Non-GAAP Financial Measures” below for further discussion of these financial metrics.

	Fiscal Year
($ in millions)	2011	2010
Net sales	$1,675.1	$1,198.6
Less: surcharge revenue	444.0	276.9

Net sales excluding surcharges	$1,231.1	$921.7

Gross profit	$249.0	$144.8

Gross margin	14.9%	12.1%

Gross margin excluding dilutive effect of surcharges	20.2%	15.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2011 were $149.5 million, or 8.9 percent of net sales (12.1 percent of net sales excluding surcharges), compared to $133.1 million, or 11.1 percent of net sales (14.4 percent of net sales excluding surcharges), in fiscal year 2010. The increase in fiscal year 2011 is principally related to higher compensation costs associated with increased headcount and the addition of Amega West overhead costs.

Acquisition Related Costs

During fiscal year 2011, we incurred $3.1 million of acquisition related costs associated with the Latrobe and Amega West acquisitions. These costs consist primarily of fees paid to financial, legal and other professional advisors in connection with the acquisition activities.

Operating Income

Our operating income in fiscal year 2011 increased to $96.4 million as compared with $11.7 million in fiscal year 2010.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) portion of our net pension expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense from operating income. We present and discuss these financial measures because management believes removing the impact of volatile charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2011	2010
Net sales	$1,675.1	$1,198.6
Less: surcharge revenue	444.0	276.9

Net sales excluding surcharges	$1,231.1	$921.7

Operating income	$96.4	$11.7
Add back: Pension EID expense	35.2	37.9

Operating income excluding pension EID expense	$131.6	$49.6

Operating margin excluding surcharges and pension EID expense	10.7%	5.4%

In addition to the impact of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from year to year. We estimate that the effect of such combined fluctuations negatively impacted our operating margin by approximately 60 basis points during fiscal year 2011 and negatively impacted our operating margin by approximately 150 basis points during fiscal year 2010.

Interest Expense

Fiscal year 2011 interest expense of $17.1 million compared from $17.8 million in fiscal year 2010. Interest on substantially all of our debt was at a fixed rate. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Fiscal year 2011 interest expense includes net gains from interest rate swaps of $2.8 million as compared with net gains from the interest rate swaps of $2.4 million in fiscal year 2010. The decrease in interest expense, excluding the gains on the interest swaps, is attributable to reductions in outstanding debt offset by decrease in the amount of interest capitalized associated with ongoing construction projects during fiscal year 2011.

Other Income, Net

Other income for fiscal year 2011 was $8.5 million as compared with $10.8 million a year ago. The decrease principally reflected less receipts from the “Continued Dumping and Subsidy Offset Act of 2000” offset by favorable market return on company owned life insurance and higher equity in earnings from our joint ventures.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2011 was 18.3 percent as compared to 55.3 percent in fiscal year 2010. The fiscal year 2011 tax rate was lower than the statutory rate of 35 percent, primarily due to benefits associated with foreign source income, the domestic manufacturing deduction and the research and development credit.

The fiscal year 2010 tax rate was higher than the statutory rate of 35 percent, primarily due to the following items. We recorded an income tax expense charge in the amount of $5.9 million to reduce the value of the Company’s deferred tax asset previously established for anticipated retiree health care liabilities. Offsetting this amount, there was a reduction in income tax expense in the amount of $3.2 million due to the reversal of certain unrecognized tax benefits as a result of the completion of certain tax examinations. Our lower taxable income level also resulted in our permanent book to tax differences having a more significant impact on the effective tax rate.

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

The following tables include selected information by business segment:

	Fiscal Year			%
($ in millions)	2011	2010	Increase	Increase
Advanced Metals Operations	$1,141.1	$853.0	288.1	34%
Premium Alloys Operations	533.0	348.3	184.7	53
Emerging Ventures	35.3	—	35.3	N/A
Intersegment	(34.3)	(2.7)	(31.6)	N/A

Total net sales	$1,675.1	$1,198.6	$476.5	40%

	Fiscal Year			%
($ in millions)	2011	2010	Increase	Increase
Advanced Metals Operations	$858.3	$675.4	182.9	27
Premium Alloys Operations	369.8	249.0	120.8	49
Emerging Ventures	35.3	—	35.3	N/A
Intersegment	(32.3)	(2.7)	(29.6)	N/A

Total net sales excluding surcharge revenues	$1,231.1	$921.7	$309.4	34%

	Fiscal Year			%
(Pounds sold, in thousands)	2011	2010	Increase	Increase

Advanced Metals Operations	171,502	142,008	29,494.0	21
Premium Alloys Operations	47,572	30,966	16,606.0	54
Intersegment	(2,240)	—	(2,240.0)	N/A

Consolidated pounds sold	216,834	172,974	$43,860.0	25%

Advanced Metals Operations Segment

Net sales in fiscal year 2011 for the AMO segment were $1,141.1 million, as compared with $853.0 million in fiscal year 2010. Excluding surcharge revenues, sales increased 27 percent on a 21 percent increase in volume from a year ago. The results reflect increased shipment volumes due to higher demand combined with the impacts of pricing actions.

Operating income for the AMO segment in fiscal year 2011 was $62.3 million, or 5.5 percent of net sales (7.3 percent of net sales excluding surcharge revenues), compared to $11.8 million, or 1.4 percent of net sales (1.7 percent of net sales excluding surcharge revenues), a year ago. The increase in operating income reflects the impacts of higher volumes, pricing actions and a favorable shift in product mix.

Premium Alloys Operations Segment

Net sales for fiscal year 2011 for the PAO segment increased 53 percent to $533.0 million as compared with $348.3 million for fiscal year 2010. Excluding surcharge revenues, net sales increased 49 percent on 54 percent higher shipment volumes. Both the sales and shipment volume increases were due to increased demand, particularly in our energy and aerospace end use markets.

Operating income for the PAO segment for fiscal year 2011 was $110.2 million, or 20.7 percent of net sales (29.8 percent of net sales excluding surcharge revenues), as compared with $71.2 million, or 20.4 percent of net sales (28.6 percent of net sales excluding surcharge revenues) for fiscal year 2010. The increase in operating income principally reflects the higher shipment volume particularly in high value applications used in the aerospace and energy markets.

Emerging Ventures

The Emerging Ventures segment includes the results of the Amega West business that we acquired in December 2010. Net sales for fiscal year 2011 for the Emerging Ventures segment were $35.3 million and operating income was $3.9 million during fiscal year 2011.

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

Net Sales

Net sales for fiscal year 2010 were $1,198.6 million, which was a 12 percent decrease from fiscal year 2009. Excluding surcharge revenues, sales were 13 percent lower than fiscal year 2009 on 3 percent higher volume.

Geographically, sales outside the United States decreased 21 percent from fiscal year 2009 to $377.8 million. International sales remained fairly consistent as a percentage of our total net sales, representing 31 percent and 35 percent for fiscal year 2010 and fiscal year 2009, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our estimated net sales by principal end-use markets:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2010	2009	(Decrease)	(Decrease)
Aerospace	$529.0	$582.9	$(53.9)	(9)%
Industrial	262.6	310.4	(47.8)	(15)
Consumer	117.5	104.3	13.2	13
Medical	107.4	113.5	(6.1)	(5)
Automotive	102.3	99.2	3.1	3
Energy	79.8	152.0	(72.2)	(48)

Total net sales	$1,198.6	$1,362.3	$(163.7)	(12)%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2010	2009	(Decrease)	(Decrease)
Aerospace	$404.0	$450.0	$(46.0)	(10)%
Industrial	196.5	228.4	(31.9)	(14)
Consumer	87.4	79.1	8.3	10
Medical	89.4	94.7	(5.3)	(6)
Automotive	80.3	76.3	4.0	5
Energy	64.1	126.7	(62.6)	(49)

Total net sales excluding surcharge revenues	$921.7	$1,055.2	$(133.5)	(13)%

Sales to the aerospace market decreased 9 percent from fiscal year 2009 to $529.0 million. Excluding surcharge revenue, such sales decreased 10 percent on 8 percent lower shipment volume. The sales decline reflects lower airplane build levels, reductions of inventory in the supply chain and a less favorable mix of products.

Industrial market sales decreased 15 percent from fiscal year 2009 to $262.9 million. Adjusted for surcharge revenue, such sales decreased approximately 14 percent while volumes increased 6 percent. The results reflect the higher demand for lower value products sold primarily through distributors.

Sales to the consumer market increased 13 percent to $117.5 million from fiscal year 2009. Adjusted for surcharge revenue, such sales increased 10 percent with shipment volume higher by 24 percent. The results reflect increased demand in all segments along with an unfavorable shift in product mix.

Sales to the medical market decreased 5 percent to $107.4 million from fiscal year 2009. Adjusted for surcharge revenue, such sales decreased 6 percent, while volumes increased 7 percent. The shipment volume increase reflects the impact of an increase in demand for stainless steel materials used in medical implants and gains in market share with key customers, while the revenue decline is attributable to lower raw material costs for titanium and a less favorable mix of products.

Automotive market sales increased 3 percent from the fiscal year 2009 to $102.3 million. Excluding surcharge revenue, such sales increased 5 percent on 40 percent higher shipment volume. The results reflect higher volumes associated with a steady upswing in demand from the same period last year coupled with an unfavorable shift in product mix. Our objective is to increase our participation with long-standing customers to provide higher value components for engine applications.

Sales to the energy market of $79.8 million reflected a 48 percent decrease from fiscal year 2009. Excluding surcharge revenue, such sales decreased 49 percent on 48 percent lower shipment volume. The sales results reflect the impacts of excess inventories in the supply chain, as a result of significantly lower oil and gas drilling along with sluggish demand for high-capacity industrial gas turbines. We are continuing to focus on diversifying our customer base, market segments served and product offerings in the broader energy market. We think that the energy market has the potential to be our fastest growing market.

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

Sales of stainless steels decreased 13 percent as compared with fiscal year 2009. Excluding surcharge revenues, such sales decreased by 11 percent on a 1 percent higher shipment volume. The results reflect a moderate increase in demand that was more than offset by an unfavorable shift in product mix in materials used in the automotive, industrial and consumer markets.

Sales of titanium products decreased 21 percent as compared with fiscal year 2009 on 8 percent lower shipment volume. The results reflect the impact of significantly lower titanium prices and decreased demand for titanium products used in the aerospace end-use market.

Gross Profit

Gross profit in fiscal year 2010 decreased to $144.8 million, or 12.1 percent of net sales (15.7 percent of net sales excluding surcharges), from $207.2 million, or 15.2 percent of net sales (19.6 percent of net sales excluding surcharges), for fiscal year 2009. The results primarily reflect the favorable impacts of higher volumes and cost savings initiatives in fiscal year 2010 offset by an unfavorable shift in product mix and the higher net pension expense included in costs of sales during fiscal year 2010.

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

	Fiscal Year
($ in millions)	2010	2009
Net sales	$1,198.6	$1,362.3
Less: surcharge revenue	276.9	307.1

Net sales excluding surcharges	$921.7	$1,055.2

Operating income	$11.7	$64.0
Add back: Pension EID expense	37.9	0.1
Add back: Restructuring costs	—	9.4

Operating income excluding pension EID expense	$49.6	$73.5

Operating margin excluding surcharges and pension EID expense	5.4%	7.0%

In addition to the impact of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from year to year. We estimate that the effect of such combined fluctuations negatively impacted our operating margin by approximately 150 basis points during fiscal year 2010 and positively impacted our operating margin by approximately points and 110 basis points during fiscal year 2009.

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

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2010 was 55.3 percent as compared to 24.0 percent in fiscal year 2009. The fiscal year 2010 tax rate was higher than the statutory rate of 35 percent, primarily due to the following items. We recorded an income tax expense charge in the amount of $5.9 million to reduce the value of the Company’s deferred tax asset previously established for anticipated retiree health care liabilities. Offsetting this amount, there was a reduction in income tax expense in the amount of $3.2 million due to the reversal of certain unrecognized tax benefits as a result of the completion of certain tax examinations. Our lower taxable income level also resulted in our permanent book to tax differences having a more significant impact on the effective tax rate.

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

Operating income for the AMO segment in fiscal year 2010 was $11.8 million, or 1.4 percent of net sales (1.7 percent of net sales excluding surcharge revenues), compared to $34.1 million, or 3.6 percent of net sales (4.5 percent of net sales excluding surcharge revenues), for fiscal year 2009. The decrease in operating income reflects an unfavorable shift in product mix during fiscal year 2010, as compared to fiscal year 2009. In addition, fiscal year 2009 operating income included the positive impacts of the lag effect of the surcharge mechanism as compared with a negative impact of the lag effect in fiscal year 2010.

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

Liquidity and Capital Resources

We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents and short-term marketable securities of approximately $523 million as of June 30, 2011, together with cash generated from operations and available borrowing capacity of approximately $347 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, the Latrobe acquisition and other obligations for the foreseeable future.

As of June 30, 2011, we had cash and cash equivalents of approximately $92 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.

On June 28, 2011, we issued $250 million of 5.20% senior notes due 2021. We expect to use the net proceeds to repay $100 million in principal amount of the medium term notes, Series C, at 7.625% due August 2011. We intend to use the remaining net proceeds for general corporate purposes, which may include additions to working capital, capital expenditures, repayment of debt, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

On June 21, 2011, we entered into a new $350 million syndicated credit facility (“Credit Agreement”). This five year Credit Agreement replaced the Company’s previous revolving credit facility, dated as of November 29, 2009, which had been set to expire in November 2012. As of June 30, 2011, we had $3.5 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($346.5 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio.

As of June 30, 2011, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2011:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.25 to 1.00 (minimum)	13.91 to 1.00
Consolidated debt to capital	55% (maximum)	40%

During the fiscal year 2011, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $88.9 million as compared to positive $40.1 million for the same period a year ago. The decrease in free cash flow in fiscal year 2011 as compared with the prior year principally reflects higher net income levels in fiscal year 2011 more than offset by the cash used in the Amega West and Oilfield Alloys acquisitions, increased investments in capital expenditures and higher working capital levels related to strong business growth.

Purchases of property, plant and equipment and software were $79.6 million for fiscal year 2011 as compared with $44.2 million for the prior year.

Dividends for the fiscal year 2011 were $32.1 million, as compared with $31.9 million in the prior year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

For fiscal years 2011, 2010 and 2009, interest cost totaled $17.6 million, $18.8 million, and $20.1 million, respectively, of which $0.5 million, $1.0 million, and $4.0 million, respectively, were capitalized as part of the cost of plant, equipment and software.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

	Fiscal Year
($ in millions, except per share data)	2011	2010	2009
Net periodic benefit costs
Pension plans	$54.0	$54.3	$18.3
Other postretirement benefit plans	6.8	7.0	2.3

	60.8	61.3	20.6
Income tax benefit	(23.2)	(23.7)	(8.8)

Net pension expense	$37.6	$37.6	$11.8

Weighted average diluted common shares	44.7	44.4	44.2

Net pension expense per diluted share	$0.84	$0.85	$0.27

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period as net pension expense has been volatile due to changes in the financial markets, which may result in significant fluctuations in operating results from year to year.

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

	Fiscal Year
($ in millions)	2011	2010	2009
Net cash provided from operating activities	$64.2	$115.2	$145.5
Purchases of property, equipment and software	(79.6)	(44.2)	(116.3)
Dividends paid	(32.1)	(31.9)	(31.5)
Proceeds from disposals of plant and equipment	1.1	1.0	0.1

Free cash flow excluding impact of sales and acquisition of businesses	(46.4)	40.1	(2.2)
Net proceeds from sales of businesses	—	—	13.4
Proceeds received from sale of non-controlling interest	9.1	—	—
Acquisition of equity method investment	(6.2)	—	—
Acquisition of businesses, net of cash acquired	(45.4)	—	—

Free cash flow	$(88.9)	$40.1	$11.2

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income. The discount rate for the U.S. plan is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by approximately $1.8 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $2.0 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated based principally upon discounted cash flow analysis and using market multiples for comparable companies as well as recently completed transactions. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. We tested our goodwill for impairment as of June 30, 2011 and determined that goodwill had not been impaired. If global economic conditions worsen or are prolonged, changes in anticipated discounted cash flows and comparable market multiples could have significant impact on whether or not goodwill is impaired and the amount of impairment.

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

Income Taxes

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback, carryforward period available under tax law.

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

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. The unrealized gains or losses are reclassified to the income statement when the hedged transaction affects earnings or if the anticipated transactions were no longer expected to occur. We have used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. We have also used forward interest rate swaps to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. We evaluate all derivative instruments each quarter to determine that they are highly effective. Any ineffectiveness is recorded in our consolidated statement of income. We also use foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 21, Summary of Significant Accounting Policies, to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2011, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year					There-
	Total	2012	2013	2014	2015	2016	after
($ in millions)
Long-term debt (1)	$506.0	$100.0	$101.0	$—	$—	$—	$305.0
Estimated interest payments(2)	161.2	24.5	22.7	16.9	16.9	16.9	63.3
Operating leases	19.8	6.6	4.2	2.8	2.4	1.1	2.7
Pension plan contributions(3)	169.1	27.7	46.1	26.6	24.3	15.1	29.3
Accrued post-retirement benefits(4)	143.8	12.8	13.2	13.7	14.1	14.4	75.6
Purchase obligations (5)	210.6	175.2	25.2	10.2	—	—	—
Pension benefits (6)	31.0	3.1	3.1	3.1	3.2	3.3	15.2

Total	$1,241.5	$349.9	$215.5	$73.3	$60.9	$50.8	$491.1

(1)

Refer to Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” In addition, we had $3.5 million of outstanding letters of credit as of June 30, 2011.

(2)	Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates.
(3)

Pension plan contributions represent required minimum contributions for the plan year beginning January 1, 2011 and quarterly installment contributions for plan year beginning January 1, 2012. These amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States. Estimated fiscal year contributions have been included through fiscal year 2019. The actual required pension contributions in future periods are dependent on actuarial valuations to be prepared in future periods.

(4)	Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.
(5)

We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. We used June 30, 2011 raw material prices for commitments with variable pricing.

(6)	Pension benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

As of June 30, 2011, the noncurrent portion of our income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits was approximately $0.5 million. The settlement period for these income tax liabilities cannot be determined and were therefore excluded from the table above.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2011, there were no changes to the environmental liability. During fiscal year 2010, we decreased the liabilities recorded for environmental remediation costs by approximately $2.0 million for two environmental remediation sites. During fiscal year 2009, we increased the liabilities recorded for environmental remediation costs by approximately $2.0 million for one environmental remediation site. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at June 30, 2011 and 2010, was $4.9 million.

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

Boarhead Farm

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June of 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011 and June 30, 2010, we recorded a liability related to this case of $21.8 million. On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million. On August 16, 2011, the settlement was approved by the Court.

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

In fiscal year 2008, we received notice from U.S. Customs that we were under investigation related to claims previously filed by the customs broker on our behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. We initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. We also engaged a new licensed U.S. customs broker. We have cooperated fully with the investigation of this matter and are currently engaged in settlement discussions with U.S. Customs.

Based on current facts we believe that the reserve recorded of $0.4 million as of June 30, 2011, together with an advance payment of $0.7 million paid to U.S. Customs paid during settlement discussions in fiscal year 2010, is a reasonable estimate of the probable settlement necessary to fully resolve this matter. We do not expect that any additional material liabilities will be incurred related to this matter.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of June 30, 2011.

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

Forward Looking Statements

This Annual Report on Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K, and they include but are not limited to: 1) the ability to successfully close the Latrobe Specialty Metals, Inc. transaction and the synergies, costs and other anticipated financial impacts of the transaction; 2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; 3) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; 4) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; 5) domestic and foreign excess manufacturing capacity for certain metals; 6) fluctuations in currency exchange rates; 7) the degree of success of government trade actions; 8) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; 9) possible labor disputes or work stoppages; 10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; 11) the ability to successfully acquire and integrate acquisitions; 12) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; 13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; 14) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania for which there may be limited alternatives if there are significant equipment failures or catastrophic event; and 15) our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

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

We have used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. We have also entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued to refinance the $100 million of fixed rate debt scheduled to mature in August 2011. These forward swap contracts were terminated upon issuance of the $250 million bonds in June 2011.

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

The status of our financial instruments as of June 30, 2011 is provided in Note 17 to the consolidated financial statements included in Item 8.,“Financial Statements and Supplementary Data.” Assuming on June 30, 2011, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, our results of operations would not have been materially affected and, (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected.

Future Outlook

Demand growth remains strong in our strategic end markets. Several of our largest customers are seeking to expand and extend our supply contracts. We expect our net sales, excluding sales generated as a result of the Latrobe acquisition, to grow by more than 10 percent in fiscal year 2012. Operating income, excluding pension EID and costs associated with the Latrobe acquisition, on our base business should be approximately 50 percent higher than fiscal year 2011. We anticipate that the full-year tax rate will be 33 percent and interest expense should be about $7 million higher based on $150 million of incremental debt.

Free cash flow, excluding the impacts of acquisitions, is expected to be slightly negative after factoring in higher capital spending of about $200 million aimed at capacity expansion, and a modest increase in working capital to support business growth.

We are also excited about the Latrobe acquisition as it plays an important role in our growth strategy. Latrobe has a well-positioned business portfolio that is also benefiting from strong customer demand. We expect the combined business will enable production efficiencies which will result in expanded production capacity The combined entities also have a larger critical mass to justify the next major increment of premium capacity expansion. The Latrobe acquisition, including transactions costs, should be accretive in year one depending on the closing date, and strongly accretive in later years with the benefit of significant synergies.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2011, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ William A. Wulfsohn
William A. Wulfsohn
President and Chief Executive Officer

/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 24, 2011

Consolidated Statements of Income

Carpenter Technology Corporation

For the Years Ended June 30, 2011, 2010 and 2009

($ in millions, except per share data)	2011	2010	2009

NET SALES	$1,675.1	$1,198.6	$1,362.3
Cost of sales	1,426.1	1,053.8	1,155.1

Gross profit	249.0	144.8	207.2

Selling, general and administrative expenses	149.5	133.1	133.8
Acquisition related costs	3.1	—	—
Restructuring charges	—	—	9.4

Operating income	96.4	11.7	64.0

Interest expense	(17.1)	(17.8)	(16.1)
Other income, net	8.5	10.8	15.1

Income before income taxes	87.8	4.7	63.0
Income tax expense	16.1	2.6	15.1

Net income	71.7	2.1	47.9

Less: net income attributable to noncontrolling interest	(0.7)	—	—

NET INCOME ATTRIBUTABLE TO CARPENTER	$71.0	$2.1	$47.9

EARNINGS PER COMMON SHARE:
Basic	$1.59	$0.04	$1.08

Diluted	$1.59	$0.04	$1.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44.1	43.9	43.9

Diluted	44.7	44.4	44.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Carpenter Technology Corporation

For the Years Ended June 30, 2011, 2010 and 2009

($ in millions)	2011	2010	2009

OPERATING ACTIVITIES
Net income	$71.7	$2.1	$47.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	66.5	59.1	52.7
Deferred income taxes	(5.0)	(0.9)	16.4
Net pension expense	60.8	61.3	20.6
Net loss on disposal of property and equipment	0.8	2.0	1.7
Pension contribution	(3.9)	—	—
Changes in working capital and other:
Accounts receivable	(56.9)	(62.5)	144.0
Inventories	(116.1)	(19.1)	13.4
Other current assets	6.4	24.2	(26.7)
Accounts payable	34.5	60.8	(85.7)
Accrued liabilities	4.6	13.4	(33.5)
Other, net	0.8	(25.2)	(5.3)

Net cash provided from operating activities	64.2	115.2	145.5

INVESTING ACTIVITIES
Purchases of property, equipment and software	(79.6)	(44.2)	(116.3)
Proceeds from disposals of property and equipment	1.1	1.0	0.1
Net proceeds from sales of businesses	—	—	13.4
Acquisition of businesses, net of cash acquired	(45.4)	—	—
Acquisition of equity method investment	(6.2)	—	—
Purchases of marketable securities	(91.3)	(145.0)	(49.5)
Proceeds from sales and maturities of marketable securities	166.0	55.3	44.8

Net cash used for investing activities	(55.4)	(132.9)	(107.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of offering costs	247.4	—	—
Payments on long-term debt assumed in acquisition of business	(12.4)	—	—
Payments on long-term debt	—	(20.0)	(23.0)
Proceeds received from sale of noncontrolling interest	9.1	—	—
Dividends paid	(32.1)	(31.9)	(31.5)
Payments of debt issue costs	(1.4)	(2.0)	—
Purchases of treasury stock	—	—	(46.1)
Tax benefits on share-based compensation	1.7	0.2	—
Proceeds from stock options exercised	1.6	0.2	0.1

Net cash provided from (used for) financing activities	213.9	(53.5)	(100.5)

Effect of exchange rate changes on cash and cash equivalents	4.4	(3.5)	(0.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	227.1	(74.7)	(63.2)
Cash and cash equivalents at beginning of year	265.4	340.1	403.3

Cash and cash equivalents at end of year	$492.5	$265.4	$340.1

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

Carpenter Technology Corporation

June 30, 2011 and 2010

($ in millions, except share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$492.5	$265.4
Marketable securities	30.5	105.2
Accounts receivable, net of allowance for doubtful accounts of $2.7 million at June 30, 2011 and 2010	259.4	188.5
Inventories	328.6	203.6
Deferred income taxes	14.9	21.5
Other current assets	31.7	36.0

Total current assets	1,157.6	820.2
Property, plant and equipment, net	662.9	617.5
Goodwill	44.9	35.2
Other intangibles, net	30.0	17.6
Deferred income taxes	—	16.2
Other assets	96.5	76.5

Total assets	$1,991.9	$1,583.2

LIABILITIES
Current liabilities:
Accounts payable	$170.5	$130.5
Accrued liabilities	124.9	87.6
Current portion of long-term debt	100.0	—

Total current liabilities	395.4	218.1
Long-term debt, net of current portion	407.8	259.6
Accrued pension liabilities	188.5	322.6
Accrued postretirement benefits	108.7	146.7
Deferred income taxes	48.3	—
Other liabilities	67.2	62.8

Total liabilities	1,215.9	1,009.8

Contingencies and commitments (see Note 12)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,730,291 shares at June 30, 2011 and 54,644,401 shares at June 30, 2010; outstanding 44,107,380 shares at June 30, 2011 and 43,967,084 shares at June 30, 2010	273.7	273.2
Capital in excess of par value	235.4	223.3
Reinvested earnings	1,022.1	983.2
Common stock in treasury (10,622,911 shares and 10,677,317 shares at June 30, 2011 and 2010, respectively), at cost	(532.2)	(535.2)
Accumulated other comprehensive loss	(233.3)	(371.1)

Total Carpenter stockholders’ equity	765.7	573.4

Noncontrolling interest	10.3	—

Total equity	776.0	573.4

Total liabilities and equity	$1,991.9	$1,583.2

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity

Carpenter Technology Corporation

For the Years Ended June 30, 2011, 2010 and 2009

	Carpenter Stockholders’ Equity
	Common Stock
($ in millions, except per share data)	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balances at June 30, 2008	$273.0	$197.5	$996.6	$(484.0)	$(143.9)	$—	$839.2

Net income			47.9				47.9
Pension and post-retirement benefits, net of tax					(176.4)		(176.4)
Net losses on derivative instruments, net of tax					(5.9)		(5.9)
Foreign currency translation					(20.3)		(20.3)
Purchase of treasury stock				(46.1)			(46.1)
Cash Dividends:
Common @ $0.72 per share			(31.5)				(31.5)
Share-based compensation plans		10.4		(1.4)			9.0
Uncertain tax positions adjustments		3.5					3.5
Stock options exercised	0.1						0.1
Tax shortfall on share-based compensation		(2.5)					(2.5)

Balances at June 30, 2009	273.1	208.9	1,013.0	(531.5)	(346.5)	—	617.0

Net income			2.1				2.1
Pension and post-retirement benefits, net of tax					(29.7)		(29.7)
Net gain on derivative instruments, net of tax					14.9		14.9
Unrealized loss on marketable securities, net of tax					(0.5)		(0.5)
Foreign currency translation					(9.3)		(9.3)
Cash Dividends:
Common @ $0.72 per share			(31.9)				(31.9)
Share-based compensation plans		10.2		(3.7)			6.5
Uncertain tax positions adjustments		5.0					5.0
Stock options exercised	0.1	0.1					0.2
Tax shortfall on share-based compensation		(0.9)					(0.9)

Balances at June 30, 2010	273.2	223.3	983.2	(535.2)	(371.1)	—	573.4

Net income			71.0			0.7	71.7
Pension and post-retirement benefits, net of tax					116.8		116.8
Net gain on derivative instruments, net of tax					5.0		5.0
Foreign currency translation					16.0	0.5	16.5
Proceeds received from sale of non-controlling interest						9.1	9.1
Cash Dividends:
Common @ $0.72 per share			(32.1)				(32.1)
Share-based compensation plans		8.3		3.0			11.3
Uncertain tax positions adjustments		1.4					1.4
Stock options exercised	0.5	1.1					1.6
Tax windfall on share-based compensation		1.3					1.3

Balances at June 30, 2011	$273.7	$235.4	$1,022.1	$(532.2)	$(233.3)	$10.3	$776.0

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity (continued)

Carpenter Technology Corporation

For the Years Ended June 30, 2011, 2010 and 2009

	Common Shares
	Issued	Treasury	Net Outstanding

Balances at June 30, 2008	54,608,142	(9,312,372)	45,295,770
Stock options exercised	6,700	—	6,700
Share-based compensation plans	—	(54,545)	(54,545)
Purchases of treasury stock	—	(1,218,900)	(1,218,900)

Balances at June 30, 2009	54,614,842	(10,585,817)	44,029,025
Stock options exercised	29,559	—	29,559
Share-based compensation plans	—	(91,500)	(91,500)

Balances at June 30, 2010	54,644,401	(10,677,317)	43,967,084
Stock options exercised	85,890	—	85,890
Share-based compensation plans	—	54,406	54,406

Balances at June 30, 2011	54,730,291	(10,622,911)	44,107,380

Consolidated Statements of Comprehensive Income (Loss)

Carpenter Technology Corporation

For the years ended June 30, 2011, 2010 and 2009

($ in millions)	2011	2010	2009

Net income	$71.7	$2.1	$47.9
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(71.5), $23.5, and $110.3, respectively	116.8	(29.7)	(176.4)
Net gain (loss) on derivative instruments, net of tax of $(3.1), $(9.2), and $3.7, respectively	5.0	14.9	(5.9)
Unrealized gain (loss) on marketable securities, net of tax of $(0.1), $0.3, $0.0 respectively	—	(0.5)	—
Foreign currency translation	16.5	(9.3)	(20.3)

Comprehensive income (loss)	210.0	(22.5)	(154.7)
Comprehensive loss attributable to the noncontrolling interest	(1.2)	—	—

Comprehensive income (loss) attributable to Carpenter	$208.8	$(22.5)	$(154.7)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which Carpenter exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for on the equity method of accounting and Carpenter’s share of their income or loss is included in other income, net in the Consolidated Statements of Income. As discussed in Note 3, effective November 1, 2010, the Company sold a 40 percent interest in Carpenter Powder Products AB. The financial results of Carpenter Powder Products AB are consolidated into the Company’s operating results and financial position, with the 40 percent interest of the noncontrolling partner recognized in the consolidated statement of income as net income attributable to noncontrolling interests and as equity attributable to the noncontrolling interest within total stockholders’ equity.

Revenue Recognition

Revenue, net of related discounts and allowances, is recognized when title and risk of loss has transferred to the customer, collectability is reasonably assured and pricing is fixed and determinable. This generally occurs when products are shipped.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of income.

Research and Development

Research and development expenditures, which amounted to $18.9 million, $17.8 million and $15.4 million in fiscal year 2011, 2010 and 2009, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statement of income. Substantially all development costs are related to developing new products or designing significant improvements to existing products.

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

Notes to Consolidated Financial Statements (continued)

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

Inventories

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method. Carpenter also uses the First-In, First-Out (“FIFO”) and average cost methods. As of June 30, 2011 and 2010, $84.7 million and $60.8 million of inventory, respectively, was accounted for using a method other than the LIFO method.

Property, Plant and Equipment and Depreciation

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

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $5.2 million, $4.4 million and $2.1 million for the years ended June 30, 2011, 2010 and 2009, respectively.

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

Intangible assets

The costs of intangible assets, consisting principally of trademarks, trade names, non-compete arrangements and customer relationships are amortized on a straight-line basis over the estimated useful lives ranging from 5 to 30 years.

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

Earnings per Share

The Company has certain nonvested restricted shares and units that are considered participating securities because the awards have the right to receive non-forfeitable dividends. Accordingly, the Company calculates basic earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of shares for the period in each class. Because the participating securities have no obligation to share in net losses, losses are not allocated to the participating securities in this calculation.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. In fiscal years 2011 and 2010, one customer accounted for 10% of total net sales. No single customer accounted for more than 10% or more of total net sales in fiscal year 2009.

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

Reclassifications

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal year 2011 presentation.

Notes to Consolidated Financial Statements (continued)

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

3.	Acquisition and Strategic Partnership

Acquisitions

Latrobe Specialty Metals, Inc.

On June 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Latrobe Specialty Metals, Inc., a Delaware corporation (“Latrobe”). The closing of the merger is subject to the satisfaction or waiver of certain conditions.

According to the terms of the Merger Agreement, the Company will issue 8.1 million shares of the Company’s common stock to Latrobe’s stockholders, subject to certain adjustments for working capital and other items. The Company will assume all third party indebtedness incurred by Latrobe, and pay all fees and expenses incurred by Latrobe prior to the Merger in connection with prior proposed securities offerings; provided, however, if the amount of Latrobe’s indebtedness assumed by the Company exceeds $160 million, or the amount of Latrobe’s prior securities offering related expenses paid by the Company exceeds $4 million, such excess amounts shall reduce the number of shares of Company common stock to be issued to Latrobe’s stockholders. In addition, the Company will pay all transaction related expenses of Latrobe; provided, however, that any such amounts in excess of $10 million may reduce the number of shares of Company common stock to be issued to Latrobe’s stockholders.

Under the Merger Agreement, a portion of the shares to be issued as merger consideration will be placed into escrow to secure Latrobe’s indemnification obligations and to account for pension funding issues of Latrobe. An indemnity escrow equal to $50 million worth of the Company common stock will be created to cover general indemnification claims. Assuming no claims are asserted, half of the indemnity escrow will be released on the first anniversary of the closing and the remaining shares will be released after 24 months. An additional 300,000 shares will be placed into a pension escrow account in connection with Latrobe’s Pension Funding Issues. The shares of Company common stock will be released from the pension escrow over a period of 5 years following closing based on the level of a particular fixed income index over such 5-year period.

The Company has agreed that upon consummation of the Merger and until the Company’s 2014 annual meeting of stockholders, certain of Latrobe’s stockholders will designate two persons who will be appointed to the Company’s Board of Directors. Certain of Latrobe’s stockholders (including those that have the right to designate directors to the Company’s Board of Directors) will, upon consummation of the Merger, agree (i) that during the time that such Latrobe stockholders may appoint designees to the Company’s Board of Directors (or shorter in the event such designees resign from the Company’s Board of Directors) they will vote the shares of the Company’s common stock in favor of the Company’s nominees for directors and not contrary to the recommendations of the Company’s Board of Directors on other matters, and (ii) for a period of five years following the consummation of the Merger they will not acquire any additional shares of the Company’s common stock or, with limited exceptions, sell their shares of the Company’s common stock where the result of such sale would be for a third party to own more than 5% of the Company’s outstanding common stock. The Company has also agreed to grant limited registration rights in favor of such Latrobe stockholders.

Notes to Consolidated Financial Statements (continued)

The Merger Agreement may be terminated by Latrobe or the Company in the event the consummation of the Merger has not occurred by September 30, 2011 and the cause for the consummation not occurring is not the terminating party; provided, however, if the Merger has not been consummated solely because the applicable antitrust approvals have not been received, and all other conditions to consummation of the Merger have been satisfied or waived, then the “Termination Date” shall be January 16, 2012. Latrobe also may terminate the Merger Agreement at any time after October 31, 2011 because the applicable antitrust approvals have not been received, although the Company may override such termination. If the override right is exercised and the Merger is not consummated by January 16, 2012, the Company shall be required to pay Latrobe a $5 million fee. In addition, if the Merger Agreement is terminated by Latrobe because applicable antitrust approvals have not, or cannot, be obtained, the Company agreed to reimburse Latrobe for its reasonable out-of-pocket costs related to seeking the applicable antitrust approvals.

In connection with the Merger Agreement, the Company incurred approximately $2.4 million of acquisition related costs in fiscal year 2011.

Amega West Services

On December 31, 2010, the Company acquired all of the members’ interests in Amega West Services, LLC (“Amega West”), a Houston-based manufacturer and service provider in the directional drilling industry for a cash purchase price of $41.6 million. In connection with the acquisition, the Company also assumed $12.4 million of Amega West’s long-term debt which was paid off in cash concurrently with closing of the purchase. Amega West is a leading manufacturer of high-precision components for measurement while drilling (“MWD”) and logging while drilling (“LWD”) housings, drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well. The consideration paid has been allocated as follows:

Net working capital, including $4.9 million of accounts payable to Carpenter effectively settled at closing	$6.5
Property, plant and equipment	25.9
Customer relationships	5.2
Non-compete agreements	5.4
Trademarks and tradenames	1.9
Goodwill	9.7
Deferred tax liabilities	(0.6)
Long-term debt	(12.4)

Total purchase price	$41.6

Of the goodwill recorded related to the Amega West acquisition, $8.3 million is expected to be deductible for tax purposes.

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

Notes to Consolidated Financial Statements (continued)

The results of operations of Amega West have been included in the Consolidated Statements of Income since the acquisition date and are reported in the Emerging Ventures segment. The acquisition of Amega West is not considered material to the consolidated financial statements and accordingly the Company will not disclose proforma information.

In connection with the Amega West acquisition, the Company incurred approximately $0.7 million of acquisition related costs in fiscal year 2011.

Oilfield Alloys

On June 27, 2011, the Company acquired Oilfield Alloys Pte. Ltd. (“Oilfield Alloys”) for a purchase price of $4.8 million which consisted of a cash purchase price of $4.1 million, net of cash acquired of $0.3 million, paid at closing. The remaining purchase price of $0.7 million was held back to satisfy the occurrence of certain indemnification obligations, if any, and will be released to the sellers on the third anniversary of the acquisition less any indemnification claims. Based in Singapore, Oilfield Alloys manufactures and distributes directional drilling equipment in the Asia-Pacific region. A distributor of several Carpenter non-magnetic products, Oilfield Alloys also has a sales location in Dubai. Oilfield Alloys will become part of Amega West Services operations. The preliminary purchase price allocation includes $1.2 million of working capital of $1.7 million of property and equipment and $1.9 million of intangible assets. The final purchase price allocation is dependent on the final valuations which are expected to be completed during the first quarter of fiscal year 2012.

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

Carpenter Powder Products AB, a subsidiary of the Company based in Torshalla, Sweden, manufactures high-alloy powder and is currently one of Sandvik Powdermet AB’s major suppliers. The strategic partnership will provide the Company with access to Sandvik Powdermet AB’s market for near-net-shape powder products, and will ensure Sandvik’s long-term supply of high quality powder. As the name implies, near-net-shapes are produced using a manufacturing technique in which the initial production of the item is very close to the final (net) shape, resulting in lower production costs for end users of the products. The strategic partnership is expected to provide accelerated growth opportunities for both companies in powder metal markets, particularly in the energy end-use market. The two businesses, each with current annual revenues of approximately $20 million, will continue to operate under their current respective brands, Carpenter and Sandvik.

Notes to Consolidated Financial Statements (continued)

4.	Earnings per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2011, 2010 and 2009 were as follows:

	Year Ended June 30,
($ in millions, except per share data)	2011	2010	2009
Net income attributable to Carpenter	$71.0	$2.1	$47.9
Less: earnings and dividends allocated to participating securities	(0.8)	(0.2)	(0.1)

Earnings available for Carpenter common shareholders	$70.2	$1.9	$47.8

Weighted average number of common shares outstanding, basic	44.1	43.9	43.9

Effect of shares issuable under share based compensation plans	0.6	0.5	0.3

Weighted average number of common shares outstanding, diluted	44.7	44.4	44.2

Basic earnings per common share	$1.59	$0.04	$1.08

Diluted earnings per common share	$1.59	$0.04	$1.08

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Year Ended June 30,
(in millions)	2011	2010	2009

Stock options	0.1	0.4	0.4

Restricted stock awards	—	—	0.1

Notes to Consolidated Financial Statements (continued)

5.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of June 30, 2011 and 2010. The following is a summary of marketable securities, all of which were classified as available-for-sale as of June 30, 2011 and 2010:

June 30, 2011 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value
Current
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7

	$30.5	$—	$30.5

Non-current
Municipal auction rate securities	$6.1	$(0.8)	$5.3

June 30, 2010 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value
Current
Government agency bonds	$78.9	$—	$78.9
Corporate bonds	15.4	—	15.4
Commercial paper	0.9	—	0.9
Certificate of deposit	10.0	—	10.0

	$105.2	$—	$105.2

Non-current
Municipal auction rate securities	$6.2	$(0.9)	$5.3

For the fiscal years ended June 30, 2011, 2010 and 2009, proceeds from sales and maturities of marketable securities were $166.0 million, $55.3 million and $44.8 million, respectively.

Municipal Auction Rate Securities

As of June 30, 2011 and June 30, 2010, the Company’s marketable securities included municipal auction rate securities with a par value of $6.1 million and $6.2 million, respectively. The municipal auction rate securities are callable at par at the option of the issuer. As of June 30, 2011 and 2010 respectively, the Company recorded $0.8 million and $0.9 million of unrealized losses to reflect the estimated market value of these securities. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the securities before recovering their costs. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default. The securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements (continued)

6.	Inventories

	June 30,
($ in millions)	2011	2010
Raw materials and supplies	$63.3	$30.7
Work in process	171.9	109.1
Finished and purchased products	93.4	63.8

Total inventory	$328.6	$203.6

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $355.4 million and $331.8 million higher as of June 30, 2011 and 2010, respectively. Current cost of LIFO-valued inventories was $599.3 million at June 30, 2011 and $474.4 million at June 30, 2010. The reductions in LIFO-valued inventories decreased cost of sales by $1.7 million during fiscal year 2011, $7.0 million during fiscal year 2010, and $8.0 million during fiscal year 2009.

7.	Property, Plant and Equipment

	June 30,
($ in millions)	2011	2010
Land	$8.5	$8.1
Buildings and building equipment	267.6	263.4
Machinery and equipment	1,249.3	1,176.1
Construction in progress	38.4	18.6

Total at cost	1,563.8	1,466.2
Less: accumulated depreciation and amortization	900.9	848.7

Total property, plant, and equipment	$662.9	$617.5

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)

Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation for the years ended June 30, 2011, 2010 and 2009 was $59.2 million, $53.6 million and $49.5 million, respectively.

Notes to Consolidated Financial Statements (continued)

8.	Goodwill and Other Intangible Assets, Net

Goodwill

Carpenter conducted its annual impairment review as of June 30, 2011 and 2010 and determined that there was no goodwill impairment. The changes in the carrying amount of goodwill by reportable segment for fiscal year 2011 and 2010 were as follows:

($ in millions)	June 30, 2010	Acquisitions	June 30, 2011

Goodwill	$69.9	$9.7	$79.6
Accumulated impairment losses	(34.7)	—	(34.7)

Total goodwill	$35.2	$9.7	$44.9

Advanced Metals Operations	$35.2	$—	$35.2
Emerging Ventures	—	9.7	9.7

Total goodwill	$35.2	$9.7	$44.9

There were no changes in the carrying amount of goodwill during fiscal year 2010.

Other Intangible Assets, Net

	June 30,
	2011			2010
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$32.5	$(14.8)	$17.7	$30.6	$(13.7)	$16.9
Customer relationships	6.1	(0.7)	5.4	0.9	(0.2)	0.7
Non-compete agreements	5.4	(0.4)	5.0	—	—	—
Other	1.9	—	1.9	—	—	—

Total	$45.9	$(15.9)	$30.0	$31.5	$(13.9)	$17.6

Carpenter recorded $2.0 million of amortization expense during fiscal year 2011, $1.1 million during fiscal year 2010, and $1.1 million during fiscal year 2009. The estimated annual amortization expense for each of the succeeding five fiscal years is $3.1 million.

9.	Debt

On June 28, 2011, the Company issued an underwritten public offering of $250 million in aggregate principal amount of its 5.20% senior notes due 2021. The Company expects to use the net proceeds from the issuance of the senior notes to repay $100 million in principal amount of Carpenter Technology Corporation’s medium term notes, Series C, at 7.625% due August 2011. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, which may include additions to working capital, capital expenditures, repayment of debt, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

Notes to Consolidated Financial Statements (continued)

On June 21, 2011, the Company entered into $350 million syndicated credit facility (“Credit Agreement”) that extends to June 21, 2016. This five year Credit Agreement replaced the Company’s previous revolving credit facility, dated as of November 29, 2009, which had been set to expire in November 2012. During the fiscal year ended June 30, 2011, the Company capitalized $1.4 million of debt issue costs paid in connection with the Credit Agreement.

Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” that are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95%, and for Base Rate-determined loans, from 0.0% to 0.95%. The Company also pays a quarterly facility fee ranging from 0.10% to 0.45%, determined based upon the Company’s Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95%, with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2011, the Company had $3.5 million of issued letters of credit under the Credit Agreement, with the balance of $346.5 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (which begins at 3.25 to 1.0 for the period through September 30, 2011, and ultimately increases to 3.5 to 1.0 thereafter). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of June 30, 2011, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of June 30, 2011 and 2010 consisted of the following:

	June 30,
($ in millions)	2011	2010
Senior unsecured notes, 6.625% due May 2013 (face value of $100.0 million at June 30, 2011 and 2010)	$102.4	$102.8
Medium-term notes, Series B at 6.74% to 7.10% due from April 2013 to May 2018 (face value of $56.0 million at June 30, 2011 and $56.0 million at June 30, 2010)	56.0	56.0
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2011 and 2010)	99.8	100.8
Senior unsecured notes, 5.200% due July 2021 (face value of $250.0 million at June 30, 2011)	249.6	—

Total	507.8	259.6
Less amounts due within one year	100.0	—

Long-term debt, net of current portion	$407.8	$259.6

The carrying value of the notes as of June 30, 2011 and 2010 includes fair value adjustments for interest rate swap contracts of $0.4 million and $0.7 million, respectively, for deferred gains on settled interest rate swaps. The deferred gains on settled interest rate swap contracts are being recognized as reductions to interest expense over the remaining term of the notes, which ranges from one to three years.

Notes to Consolidated Financial Statements (continued)

Aggregate maturities of long-term debt for the four years subsequent to June 30, 2011, are $100.0 million in fiscal year 2012, $101.0 million in fiscal year 2013 and $0 in fiscal year 2014 and 2015.

For the years ended June 30, 2011, 2010 and 2009, interest costs totaled $17.6 million, $18.8 million and $20.1 million, respectively, of which $0.5 million, $1.0 million and $4.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

10.	Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2011 and 2010:

	June 30,
($ in millions)	2011	2010
Accrued compensation	$41.2	$38.6
Accrued pension liabilities	30.7	3.3
Accrued postretirement benefits	15.2	14.7
Derivative financial instruments	7.7	1.9
Other	30.1	29.1

Total accrued liabilities	$124.9	$87.6

11.	Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary. Effective January 1, 2012, new employees will not be eligible to participate in the U.S. defined benefit pension plan.

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Benefit payments are currently paid from corporate assets. Plan assets are maintained in a Voluntary Employee Benefit Association Trust (“VEBA”) and are principally invested in equity securities.

Notes to Consolidated Financial Statements (continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$957.2	$829.9	$224.6	$199.8
Service cost	22.8	21.0	2.7	2.3
Interest cost	46.5	50.2	10.9	12.1
Benefits paid	(55.8)	(58.6)	(10.7)	(11.1)
Actuarial (gain) loss	(41.5)	115.1	(23.6)	21.0
Plan settlements	(0.3)	—	—	—
Plan amendments	0.2	(0.4)	—	(0.3)
Other	0.1	—	0.3	0.8

Projected benefit obligation at end of year	$929.2	$957.2	$204.2	$224.6

Change in plan assets:
Fair value of plan assets at beginning of year	$631.5	$586.6	$63.2	$57.0
Actual return on plan assets	127.8	100.0	17.4	6.4
Benefits paid from plan assets	(55.8)	(58.6)	(10.7)	(11.1)
Contributions	7.0	3.5	10.4	10.9
Plan settlements	(0.3)	—	—	—

Fair value of plan assets at end of year	$710.2	$631.5	$80.3	$63.2

Funded status of the plans	$(219.0)	$(325.7)	$(123.9)	$(161.4)

Amounts recognized in the Consolidated Balance Sheets:
Other assets - noncurrent	$0.2	$0.2	$—	$—
Accrued liabilities - current	(30.7)	(3.3)	(15.2)	(14.7)
Accrued pension liabilities - noncurrent	(188.5)	(322.6)	—	—
Accrued postretirement benefits	—	—	(108.7)	(146.7)

	$(219.0)	$(325.7)	$(123.9)	$(161.4)

Notes to Consolidated Financial Statements (continued)

	Pension Plans		Other Postretirement Plans
($ in millions)	2011	2010	2011	2010
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$333.5	$486.5	$53.0	$95.1
Prior service cost (credit)	4.3	5.0	(12.1)	(20.0)

Total	$337.8	$491.5	$40.9	$75.1

Additional information:

Accumulated benefit obligation for all pension plans	$859.2	$875.8	N/A	N/A

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2011 and 2010:

	Pension Plans		Other Postretirement Plans
($ in millions)	2011	2010	2011	2010
Projected benefit obligation	$929.2	$957.2	$204.2	$224.6
Fair value of plan assets	$710.2	$631.5	$80.3	$63.2

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2011 and 2010:

	Pension Plans		Other Postretirement Plans
($ in millions)	2011	2010	2011	2010
Accumulated benefit obligation	$859.2	$875.8	$204.2	$224.6
Fair value of plan assets	$710.2	$631.5	$80.3	$63.2

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2011, 2010 and 2009 are as follows:

Notes to Consolidated Financial Statements (continued)

	Pension Plans			Other Postretirement Plans
($ in millions)	2011	2010	2009	2011	2010	2009
Service cost	$22.8	$21.0	$18.0	$2.7	$2.3	$2.2
Interest cost	46.5	50.2	50.4	10.9	12.1	12.1
Expected return on plan assets	(45.4)	(45.0)	(60.9)	(5.0)	(4.6)	(6.2)
Amortization of net loss	29.1	27.0	9.7	6.0	5.0	2.1
Amortization of prior service cost (benefit)	1.0	1.1	1.1	(7.9)	(7.8)	(7.9)
Curtailment	—	—	—	—	—	—
Plan settlement expense	0.1	—	4.4	—	—	—

Net pension expense	$54.1	$54.3	$22.7	$6.7	$7.0	$2.3

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

Notes to Consolidated Financial Statements (continued)

Principal actuarial assumptions at June 30:

	Pension Plans			Other Postretirement Plans
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	5.50%	5.00%	6.25%	5.50%	5.00%	6.25%
Rate of compensation increase	3.66%	3.66%	3.65%	N/A	N/A	N/A

	Pension Plans			Other Postretirement Plans
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	5.00%	6.25%	6.75%	5.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	3.66%	3.65%	3.65%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2011	2010
Assumed health care cost trend rate	8.5%	9%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.4 million and increase the postretirement benefit obligation by $6.9 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.4 million and decrease the postretirement benefit obligation by $6.1 million.

Notes to Consolidated Financial Statements (continued)

Net pension expense, which we define to include the net periodic benefit costs of both the pension and other postretirement plans, is estimated to be $39.4 million for the year ended June 30, 2012, comprised of $37.5 million of net periodic benefit costs for pension plans and $1.9 million of net periodic benefit costs for other post-retirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefit costs for pension plans for the year ended June 30, 2012 were 5.5 percent and 7.5 percent, respectively. The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefits costs for other post-retirement benefit plans for the year ended June 30, 2012 were 5.5 percent and 8.0 percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2012 are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (credit)	$0.7	$(7.9)	$(7.2)
Amortization of net actuarial loss	17.5	2.6	20.1

Amortization of accumulated other comprehensive loss	$18.2	$(5.3)	$12.9

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2011 and 2010, by asset category are as follows:

	2011	2010
Equity securities	66.1%	49.1%
Fixed income securities	32.3	33.0
Cash and cash equivalents	1.6	17.9

Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

Management determines an asset allocation that will provide the highest level of return for an acceptable level of risk. Accordingly, Carpenter invests in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income securities. The Company may vary the actual asset mix based on the ratio of the plan assets and liabilities. Management reviews the asset allocation on a quarterly basis and makes revisions as deemed necessary. The assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2011 and 2010.

Notes to Consolidated Financial Statements (continued)

The fair values of the Company’s pension plan assets as of June 30, 2011 and 2010, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2011			June 30, 2010
	Fair Value			Fair Value
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$—	$10.5	$10.5	$—	$121.5	$121.5
Domestic and international equities	252.0	0.7	252.7	253.8	0.9	254.7
Commingled funds	40.6	246.2	286.8	—	112.7	112.7
Government agency bonds	65.6	—	65.6	65.0	—	65.0
Corporate bonds	76.0	—	76.0	—	63.0	63.0
Mortgage backed securities	—	17.6	17.6	—	13.5	13.5
Asset backed securities and other	—	1.0	1.0	—	1.1	1.1

	$434.2	$276.0	$710.2	$318.8	$312.7	$631.5

The fair values of the Company’s other postretirement benefit plans as of June 30, 2011 and 2010, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2011			June 30, 2010
	Fair Value			Fair Value
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commingled fund	$—	$43.9	$43.9	$—	$34.9	$34.9
Short-term investments	—	14.5	14.5	—	4.3	4.3
Government agency bonds	16.0	—	16.0	—	—	—
Corporate bonds and other	5.9	—	5.9	—	—	—
Domestic and international equities	—	—	—	23.6	0.4	24.0

	$21.9	$58.4	$80.3	$23.6	$4.7	$28.3

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

Notes to Consolidated Financial Statements (continued)

Cash Flows – Employer Contributions

The Company made a contribution of $3.9 million to its US pension plan during fiscal year 2011 but was not required to make contributions to the plans during fiscal years 2010 and 2009. The Company currently expects to make approximately $27.7 million in required contributions to the Company’s US pension plan during fiscal year 2012 During the years ended June 30, 2011, 2010 and 2009, the Company made contributions of $3.1 million, $3.5 million and $8.0 million to other pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

($ in millions)	Pension Benefits	Other Benefits
2012	$59.6	$12.8
2013	$60.4	$13.2
2014	$62.3	$13.7
2015	$64.3	$14.1
2016	$65.2	$14.4
2017-2021	$353.2	$75.6

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions were $5.2 million in fiscal year 2011, $4.0 million in fiscal year 2010 and $4.9 million in fiscal year 2009.

12.	Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material. Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites. Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal year 2011, there were no changes to the liabilities recorded for environmental remediation costs. During fiscal year 2010, Carpenter decreased the liabilities recorded for environmental remediation costs by $2.0 million related to two environmental remediation sites. During fiscal year 2009, Carpenter increased the liabilities recorded for environmental remediation costs by approximately $2.0 million for one environmental remediation site. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2011 and 2010 was $4.9 million.

Notes to Consolidated Financial Statements (continued)

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company and many others engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011 and June 30, 2010, the Company has recorded a liability related to this case of $21.8 million. On July 19, 2011, the Company entered into a settlement agreement providing for a dismissal of the lawsuit and a complete release in the Company’s favor by all parties to the litigation, in exchange for a payment of $21.8 million. On August 16, 2011, the settlement was approved by the Court.

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

Notes to Consolidated Financial Statements (continued)

In fiscal year 2008, the Company received notice from U.S. Customs that the Company was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company has also engaged a new licensed U.S. customs broker. The Company has cooperated fully with the investigation of this matter and is currently engaged in settlement discussions with U.S. Customs.

Based on current facts we believe that the reserve recorded of $0.4 million as of June 30, 2011, together with an advance payment of $0.7 million paid to U.S. Customs during settlement discussions in fiscal year 2010, is a reasonable estimate of the probable settlement necessary to fully resolve this matter. The Company does not expect that any additional material liabilities will be incurred related to this matter.

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of June 30, 2011.

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

Notes to Consolidated Financial Statements (continued)

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. We used June 30, 2011 raw material prices for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to approximately $210.6 million as of June 30, 2011. Of this amount, $175.2 million relates to fiscal year 2012, $25.2 million to fiscal year 2013, and $10.2 million to fiscal year 2014.

13.	Operating Leases

The Company leases certain facilities and equipment under operating leases. Total rent expense was $7.3 million, $6.8 million and $6.4 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2011 are: $6.6 million in fiscal year 2012, $4.2 million in fiscal year 2013, $2.8 million in fiscal year 2014, $2.4 million in fiscal year 2015, $1.1 million in fiscal year 2016 and $2.7 million thereafter.

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

	Fair Value
	Measurements Using
June 30, 2011	Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	20.0	20.0

Total assets	$30.5	$25.3	$55.8

Liabilities:
Derivative financial instruments	$—	$14.1	$14.1

	Fair Value
	Measurements Using
June 30, 2010	Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$78.9	$—	$78.9
Certificates of deposit	10.0	—	10.0
Corporate bonds	15.4	—	15.4
Commercial Paper	0.9	—	0.9
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	9.2	9.2

Total assets	$105.2	$14.5	$119.7

Liabilities:
Derivative financial instruments	$—	$6.7	$6.7

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2011		June 30, 2010
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Company-owned life insurance	$11.4	$11.4	$9.3	$9.3
Long-term debt	$507.8	$515.9	$259.6	$267.9

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of June 30, 2011 and June 30, 2010 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

15.	Share Repurchase Program

In December 2007, the Company’s Board of Directors authorized a share repurchase program as a result of the completion of the purchases of the previously authorized share repurchase program. Under the terms of the share repurchase programs, the Company purchased 1,218,900 shares of its common stock on the open market for $46.1 million during the year ended June 30, 2009.

16.	Share-Based Compensation

Carpenter has two share-based compensation plans: the 1993 Plan covering officers and key employees and the Director’s Plan covering non-employee directors. Awards granted under the share-based compensation plans are generally paid from shares held in treasury and any additional required share payments are made with newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $14.4 million, $7.4 million, and $10.3 million for the years ended June 30, 2011, 2010 and 2009, respectively.

1993 Plan

The 1993 plan provides that the Board of Directors may grant stock options, restricted stock, and restricted stock units, and determine the terms and conditions of each grant. The 1993 plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2011, 2,719,790 shares were available for awards which may be granted under this plan.

Notes to Consolidated Financial Statements (continued)

Director’s Plan

The Director’s plan provides for the granting of stock options, performance units and stock units to non-employee Directors. As of June 30, 2011, 874,080 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans):

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2011, 2010 and 2009 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2011	2010	2009
Expected volatility	55%	54%	45%
Dividend yield	2%	2%	2%
Risk-free interest rate	1.6%	2.6%	2.9%
Expected term (in years)	5.0	5.0	5.0

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

Notes to Consolidated Financial Statements (continued)

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2008	430,106	$37.88
Granted	145,315	28.57
Exercised	(6,700)	14.39
Cancelled	(27,458)	43.49

Outstanding at June 30, 2009	541,263	35.36
Granted	592,746	18.50
Exercised	(29,559)	10.00
Cancelled	(283,795)	28.31

Outstanding at June 30, 2010	820,655	26.53
Granted	227,600	34.78
Exercised	(85,590)	17.91
Cancelled	(5,858)	31.31

Outstanding at June 30, 2011	956,807	$29.23	7.6 Years	$27.4

Exercisable at June 30, 2011	546,306	$30.91	6.8 Years	$14.8

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$5 -$10	20,000	2.0	$8.43	20,000	$8.43
$10 - $20	295,526	7.3	16.76	115,192	15.92
$21 - $65	641,281	7.9	35.63	411,114	36.20

	956,807		$29.23	546,306	$30.91

The weighted average grant date fair value of options awarded during fiscal years 2011, 2010 and 2009 was $14.75, $7.77 and $10.34, respectively. Share based compensation charged against income related to stock options for the years ended June 30, 2011, 2010 and 2009 was $3.8 million, $2.2 million and $3.3 million, respectively. As of June 30, 2011, $1.3 million of compensation cost related to non vested stock options remains to be recognized over a weighted average remaining life of 1.3 years.

Of the options outstanding at June 30, 2011, 744,651 relate to the 1993 plan and 212,156 relate to the Directors’ Plan.

Notes to Consolidated Financial Statements (continued)

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

Amounts charged to compensation expense for nonvested stock awards was $7.7 million, $3.4 million and $5.9 million for the years end June 30, 2011, 2010 and 2009, respectively. As of June 30, 2011, $5.3 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 1.5 years.

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested Balance at June 30, 2008	441,199	$53.19
Time-based granted	34,788	$36.45
Vested	(178,745)	$50.01
Forfeited	(38,678)	$61.72

Nonvested Balance at June 30, 2009	258,564	$50.90
Time-based granted	219,448	$19.66
Performance-based earned	110,904	$18.59
Vested	(125,222)	$50.04
Forfeited	(118,667)	$32.78

Nonvested Balance at June 30, 2010	345,027	$26.63
Time-based granted	171,617	$33.10
Performance-based earned	131,644	$32.52
Vested	(165,576)	$33.43
Forfeited	(1,971)	$36.64

Nonvested Balance at June 30, 2011	480,741	$28.17

Notes to Consolidated Financial Statements (continued)

Total Stockholder Return Awards:

The Company granted Total Stockholder Return (“TSR”) awards in fiscal year 2011, 2010 and 2009. The TSR awards are granted at a target number of shares, and vest based on the Company’s total stockholder return compared to the total stockholder returns of a group of peer companies at the end of a three-year period. The actual number of shares awarded may range from a minimum of 50 percent of the target shares to a maximum of two times target. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost recognized in fiscal years 2011, 2010 and 2009 related to TSR awards was $1.9 million, $0.6 million and $0.6 million, respectively.

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

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2008	75,362	$27.06
Granted	21,444	$22.24
Dividend equivalents	3,257	$—

Outstanding at June 30, 2009	100,063	$25.95
Granted	59,332	$18.12
Dividend equivalents	3,469	$—

Outstanding at June 30, 2010	162,864	$22.66
Granted	29,822	$36.45
Dividend equivalents	3,015	$—

Outstanding at June 30, 2011	195,701	$25.81

Compensation cost is determined using the grant-date fair value and charged to expense over the vesting period of one year and amounted to $1.0 million, $1.2 million and $0.5 million for the years ended June 30, 2011, 2010 and 2009, respectively. As of June 30, 2011, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

Notes to Consolidated Financial Statements (continued)

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

Cash Flow Hedging – Forward interest rate swaps: The Company has entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued to refinance the $100 million of fixed rate debt scheduled to mature in August 2011. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. These contracts were terminated upon issuance of the $250 million bonds in June 2011. The gain associated with the settled contracts will be amortized over the term of the bonds issued.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2011, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts was not material.

Notes to Consolidated Financial Statements (continued)

Fair Value Hedging – Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of both June 30, 2011 and 2010, the total notional amounts of floating interest rate contracts was $65.0 million. For the years ended June 30, 2011 and 2010, net gains of $2.8 million and $2.4 million were recorded as a reduction to interest expense, respectively. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

Notes to Consolidated Financial Statements (continued)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2011 and 2010:

June 30, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.8	$—	$5.4	$6.2
Other assets	2.0	—	11.8	13.8

Total asset derivatives	$2.8	$—	$17.2	$20.0

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.9	$6.8	$7.7
Other liabilities	—	—	6.4	6.4

Total liability derivatives	$—	$0.9	$13.2	$14.1

June 30, 2010 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$1.8	$3.4	$5.7
Other assets	3.2	—	0.3	3.5

Total asset derivatives	$3.7	$1.8	$3.7	$9.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$1.9	$1.9
Other liabilities	—	—	4.8	4.8

Total liability derivatives	$—	$—	$6.7	$6.7

Notes to Consolidated Financial Statements (continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings or it becomes probable that the forecasted transaction will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the years ended June 30, 2011 and 2010:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Years Ended June 30,
($ in millions)	2011	2010
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$15.2	$23.3
Foreign exchange contracts	(2.4)	0.7
Forward interest rate swaps	1.0	—

Total	$13.8	$24.0

($ in millions)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)

Derivatives in Cash Flow Hedging Relationship:	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended June 30,
		2011	2010
Commodity contracts	Cost of sales	$7.6	$(3.2)
Foreign exchange contracts	Net sales	(1.2)	1.3

Total		$6.4	$(1.9)

The Company estimates that $2.3 million of net derivative losses included in OCI as of June 30, 2011 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2011. Ineffectiveness was not material during the year ended June 30, 2011.

The changes in other accumulated comprehensive income associated with derivative hedging activities during the years ended June 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Balance at July 1	$(2.4)	$(17.3)	$(11.4)
Current period changes in fair value, net of tax	8.5	11.6	(41.8)
Reclassification to earnings, net of tax	(3.5)	3.3	35.9

Balance at June 30	$2.6	$(2.4)	$(17.3)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the

Notes to Consolidated Financial Statements (continued)

Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of June 30, 2011 the Company had no cash collateral held by counterparties.

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

18.	Income Taxes

Income from continuing operations before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2011	2010	2009
Domestic	$64.9	$(7.4)	$50.0
Foreign	22.9	12.1	13.0

Income before income taxes	$87.8	$4.7	$63.0

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2011	2010	2009
Current:
Federal	$9.2	$—	$(8.5)
State	5.2	0.7	0.3
Foreign	6.7	2.8	6.9

Total current	21.1	3.5	(1.3)

Deferred:
Federal	(3.6)	2.2	16.5
State	(1.3)	(4.1)	1.8
Foreign	(0.1)	1.0	(1.9)

Total deferred	(5.0)	(0.9)	16.4

Total income tax expense	$16.1	$2.6	$15.1

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rate:

Notes to Consolidated Financial Statements (continued)

	Years Ended June 30,
(% of pre-tax income)	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0
State income taxes, net of federal tax benefit	2.9	(13.5)	(1.1)
Domestic manufacturing deduction	(3.4)	(13.7)	(0.5)
Research and development tax credit	(3.7)	(6.0)	(5.6)
Foreign tax rate differential	(1.7)	(10.7)	1.0
Nontaxable income	(0.6)	(27.3)	(2.1)
Foreign source income	(7.3)	—	1.0
Increases (decreases) in valuation allowances	(0.2)	7.9	7.4
Adjustments of prior years’ income taxes	(2.6)	57.8	(3.4)
Changes in uncertain tax positions, net	(0.4)	(104.8)	(5.2)
Healthcare reform	—	126.9	—
Other, net	0.3	3.7	(2.5)

Effective income tax rate	18.3%	55.3%	24.0%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. The significant components of deferred tax assets and liabilities that are recorded in the Consolidated Balance Sheet are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2011, the Company had state net operating loss carryforwards of $332.5 million expiring between 2012 and 2031. The valuation allowance decreased from 2010 by $0.4 million primarily due to an increase in the amount of future reversals of taxable temporary differences.

	June 30,
($ in millions)	2011	2010
Deferred tax assets:
Pensions	$75.7	$125.6
Postretirement provisions	48.0	61.6
Net operating loss carryforwards	20.5	20.2
Environmental	12.8	12.5
Other	19.5	17.8

Gross deferred tax assets	176.5	237.7
Valuation allowances	(17.5)	(17.9)

Net deferred tax assets	159.0	219.8

Deferred tax liabilities:
Depreciation	(177.7)	(170.9)
Intangible assets	(9.4)	(7.8)
Inventories	(5.3)	(3.4)

Total deferred tax liabilities	(192.4)	(182.1)

Deferred tax (liabilities) assets	$(33.4)	$37.7

At June 30, 2011, the Company had undistributed earnings of foreign subsidiaries, amounting to $114.5 million on which deferred income taxes have not been provided because earnings are expected to

Notes to Consolidated Financial Statements (continued)

be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes in various foreign tax jurisdictions. It is not practical to calculate these taxes due to the complex and hypothetical nature of the calculations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

	Year Ended June 30,
($ in millions)	2011	2010	2009
Balance, beginning	$3.6	$14.3	$19.8
Additions based on tax positions of prior years	0.3	—	1.5
Additions based on tax positions of current years	—	—	1.7
Reductions as a result of a lapse of statute of limitations	(2.0)	(8.2)	(8.7)
Reductions based on tax positions of prior year	—	(1.9)	—
Settlements	—	(0.6)	—

Balance, ending	$1.9	$3.6	$14.3

The liability for unrecognized tax benefits as of June 30, 2011 of $1.9 million includes $1.5 million of offsetting tax benefits for reversals of deferred tax items. The net amount of $0.4 million would, if recognized, favorably impact the Company’s effective tax rate. The net amounts at June 30, 2010 and 2009 were $0.6 million and $4.1 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefits will change within the next 12 months; however, any such changes should not have a significant impact on the Company’s consolidated financial statements.

It is the Company’s policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. The Company’s income tax expense included benefits related to interest and penalties of $0.3 million, $1.7 million, and $1.4 million for the years ended June 30, 2011, 2010 and 2009, respectively. In addition, $0.3 million and $0.6 million was included in accrued income taxes in the Consolidated Balance Sheet as of June 30, 2011 and 2010, respectively.

All years prior to June 30, 2008 have been settled with the Internal Revenue Service and with most significant state tax jurisdictions. The Company has not extended any statute of limitations period for any significant location in which it operates. Generally, tax years are open to examination for a period of four to six years following the filing of the tax returns.

Notes to Consolidated Financial Statements (continued)

19.	Other Income, Net

Other income (expense), net consists of the following:

	Year Ended June 30,
($ in millions)	2011	2010	2009
Equity in earnings (loss) of unconsolidated subsidiaries	$2.6	$1.0	$(0.1)
Continued Dumping and Subsidy Offset Act receipts	2.0	5.7	6.1
Interest income	1.1	1.6	4.7
Foreign exchange gain	0.1	0.6	7.7
Other	2.7	1.9	(3.3)

Total other income, net	$8.5	$10.8	$15.1

20.	Segment Information, Geographic and Product Data

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

The Emerging Ventures segment currently includes the operations of the recently completed acquisitions of Amega West and Oilfield Alloys, manufacturers and service provider of high-precision components for MWD and LWD housings, drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well. The net sales of Amega West are to customers in the energy end use market.

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

Notes to Consolidated Financial Statements (continued)

operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals.”

On a consolidated basis, one customer, Precision Castparts Corporation, accounted for 10% ($161.7 million and $116.1 million) of the Company’s sales for the years ended June 30, 2011 and 2010, respectively. There were no significant individual customer sales that accounted for more than 10 percent of the total sales during fiscal year 2009.

The accounting policies of our reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Segment Data	Year Ended June 30,
($ in millions)	2011	2010	2009
Net Sales:
Advanced Metals Operations	$1,141.1	$853.0	$957.4
Premium Alloys Operations	533.0	348.3	413.2
Emerging Ventures	35.3	—	—
Intersegment	(34.3)	(2.7)	(8.3)

Consolidated net sales	$1,675.1	$1,198.6	$1,362.3

Operating Income:
Advanced Metals Operations	$62.3	$11.8	$34.1
Premium Alloys Operations	110.2	71.2	76.9
Emerging Ventures	3.9	—	—
Corporate costs	(42.0)	(33.5)	(37.5)
Pension earnings, interest & deferrals	(35.2)	(37.9)	(0.1)
Restructuring costs	—	—	(9.4)
Intersegment	(2.8)	0.1	—

Consolidated operating income	$96.4	$11.7	$64.0

Geographic Data	Year Ended June 30,
($ in millions)	2011	2010	2009
Net Sales:(a)
United States	$1,163.7	$829.5	$885.3
Europe	277.4	194.6	261.5
Asia Pacific	110.7	82.9	86.4
Mexico	67.1	49.3	72.0
Canada	36.6	31.6	34.2
Other	19.6	10.7	22.9

Consolidated net sales	$1,675.1	$1,198.6	$1,362.3

(a)	Net sales were attributed to countries based on the location of the customer.

Notes to Consolidated Financial Statements (continued)

Long-lived assets:	June 30,
($ in millions)	2011	2010
United States	$646.8	$611.5
Canada	6.9	—
Europe	5.9	4.4
Mexico	1.6	1.3
Asia Pacific	1.7	0.3

Consolidated long-lived assets	$662.9	$617.5

Product Data	Year Ended June 30,
($ in millions)	2011	2010	2009
Special alloys	$841.8	$637.8	$694.6
Stainless steels	610.5	398.3	460.1
Titanium products	140.7	112.4	141.4
Other materials	82.1	50.1	66.2

Total net sales	$1,675.1	$1,198.6	$1,362.3

21.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS (“ASU 2011-04”), which amends ASC 820 Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and must be applied prospectively. Early application is not permitted. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on financial position or the results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. The Company is evaluating if other comprehensive income will be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.

Notes to Consolidated Financial Statements (continued)

22.	Supplemental Data

The following are additional required disclosures and other material items:

	Year Ended June 30,
($ in millions)	2011	2010	2009
Cost Data:
Repairs and maintenance costs	$74.8	$60.4	$65.3

Cash Flow Data:
Cash paid during the year for:
Interest payments	$18.3	$19.8	$21.1

Income tax payments (refunds), net	$11.5	$(13.7)	$33.3

	June 30,
($ in millions)	2011	2010	2009
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(7.7)	$(23.7)	$(14.4)
Pension and post-retirement benefits, net of tax	(227.7)	(344.5)	(314.8)
Net unrealized gains (losses) on derivatives, net of tax	2.6	(2.4)	(17.3)
Unrealized losses on marketable securities, net of tax	(0.5)	(0.5)	—

	$(233.3)	$(371.1)	$(346.5)

23.	Subsequent Event

As discussed further in Note 12, Contingencies and Commitments, on July 19, 2011, the Company entered into a settlement agreement providing for a dismissal of the Boarhead Farms lawsuit. The settlement agreement provides for a complete release in the Company’s favor by all parties to the litigation, in exchange for a payment of $21.8 million. On August 16, 2011, the settlement was approved by the court.

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2011
Net sales	$351.7	$375.6	$464.2	$483.6

Gross profit	$49.8	$49.1	$73.1	$77.0

Operating income	$14.1	$12.1	$35.2	$35.0

Net income	$7.6	$9.4	$28.8	$25.9

Net income attributable to Carpenter	$7.6	$9.3	$28.6	$25.5

Fiscal Year 2010
Net sales	$233.7	$263.8	$336.9	$364.2

Gross profit	$19.2	$35.6	$46.3	$43.7

Operating (loss) income	$(13.3)	$2.0	$12.8	$10.2

Net (loss) income	$(9.3)	$3.5	$2.1	$5.9

Net (loss) income attributable to Carpenter	$7.6	$9.3	$28.6	$25.5

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings per common share
Fiscal Year 2011

Basic earnings	$0.17	$0.21	$0.64	$0.57

Diluted earnings	$0.17	$0.21	$0.64	$0.57

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2010

Basic earnings	$(0.21)	$0.08	$0.05	$0.13

Diluted earnings	$(0.21)	$0.08	$0.05	$0.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding (in millions)
Fiscal Year 2011
Basic	44.1	44.1	44.1	44.2

Diluted	44.5	44.7	44.7	45.0

Fiscal Year 2010
Basic	43.9	44.0	44.0	44.0

Diluted	43.9	44.2	44.4	44.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)	Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

David L. Strobel was appointed to Senior Vice President – Global Operations on September 2, 2010. Since joining Carpenter in 1983, Mr. Strobel has held numerous positions of increasing responsibility, including Vice President – Manufacturing and most recently serving as Vice President Technology.

Sunil Y. Widge was appointed to Senior Vice President – Strategic Business Development and Governmental Affairs on September 2, 2010. Prior to his current position, Dr. Widge served as Chief Technology Officer Emeritus since 2009. Dr. Widge previously served as Senior Vice President &Chief Technology Officer until his retirement in January 2009. During his nearly thirty three years with the Company, Dr. Widge led the expansion of Carpenter’s world-renowned scientific capability in specialty alloys materials.

James D. Dee was appointed Vice President, General Counsel and Secretary on September 13, 2010. Mr. Dee most recently served as General Counsel, Secretary and Chief Administrative Officer at C&D Technologies. Mr. Dee is a graduate of the Marshall-Wythe School of Law of the College of William and Mary and the University of Pennsylvania. Mr. Dee is a member of the Bars of Pennsylvania, New Jersey and Florida and is admitted to practice before the United States Patent and Trademark Office.

Name	Age	Position	Assumed Present Position

William A. Wulfsohn	49	President and Chief Executive Officer Director	July 2010

K. Douglas Ralph	50	Senior Vice President – Finance and Chief Financial Officer	July 2007

David L. Strobel	50	Senior Vice President – Global Operations	September 2010

Sunil Y Widge	61	Senior Vice President – Strategic Business Development & Governmental Affairs	September 2010

James D. Dee	54	Vice President, General Counsel & Secretary	September 2010

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance.”

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporate herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the caption “Audit/Finance Committee Report.”

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the caption “General Information.”

On October 27, 2010, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2011, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.	Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the caption “Security Ownership of Certain Persons.”

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2011:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	956,807	$29.23	3,593,870	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	956,807	$29.23	3,593,870	(1)

(1)

Includes 2,719,790 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock, and restricted stock units) and 874,080 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units.)

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2011 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit No.	Description

3(A)	Restated Certificate of Incorporation, dated October 26, 1998, is incorporated herein by reference to Exhibit 3(A) of Carpenter’s 2005 Annual Report on Form 10-K filed on September 9, 2005.

3(B)	By-Laws, amended as of April 19, 2011, incorporated by reference to Exhibit 3.2 of Carpenter’s Current Report on Form 8-K filed April 21, 2011.

4(A)	Restated Certificate of Incorporation and By-Laws set forth in Exhibit Nos. 3(A) and 3(B), above.

4(B)	Carpenter’s Registration Statement No. 333-44757, as filed on Form S-3 on January 22, 1998, and amended on February 13, 1998, with respect to issuance of Common Stock and unsecured debt is incorporated herein by reference.

4(C)	Prospectus, dated February 13, 1998, and Prospectus Supplement, dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated by reference.

4(D)	Indenture, dated January 6, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York, related to Carpenter’s (i) $100,000,000 of unsecured medium term notes registered on Registration Statement No. 33-51613 and (ii) $198,000,000 of unsecured medium term notes registered on Registration Statement No. 333-44757 is incorporated by reference to Exhibit 4(C) to Carpenter’s Registration Statement No. 33-51613, as filed on January 12, 1994.

4(E)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B are incorporated by reference to Exhibit 4(F) of Carpenter’s 2004 Annual Report on Form 10-K filed September 3, 2004.

4(F)	Pricing Supplements No. 1 through 25 dated and filed from April 2, 1998 to June 12, 1998, supplements to Prospectus dated February 13, 1998 and Prospectus Supplement dated March 31, 1998, File No. 333-44757, with respect to issuance of $198,000,000 of Medium Term Notes are incorporated herein by reference.

Exhibit No.	Description

4(G)	Carpenter’s Registration Statement No. 333-71518 as filed on Form S-4 on October 12, 2001, and amended on November 29, 2001, with respect to an offer to exchange $100,000,000 of Medium Term Notes is incorporated herein by reference.

4(H)	First Supplemental Indenture dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(I)	Second Supplemental Indenture, dated as of June 30, 2011, between Carpenter and U.S. Bank National Association related to Carpenter’s issuance of $250,000,000 principal amount of its 5.20% Senior Notes due 2012 is incorporated herein by reference to Exhibit 4.1 of Carpenter’s Current Report on Form 8-K filed June 30, 2011.

4(J)	Exchange and Registration Rights Agreement dated May 22, 2003, between Carpenter and Wachovia Securities as the initial purchaser of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(J) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(K)	Form of Global Security with respect to the issuance by Carpenter and purchase by Wachovia Securities of $100,000,000 principal amount of Carpenter’s 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(K) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

4(L)	Form of 5.20% Senior Notes Due 2012 related to Carpenter’s issuance of $250,000,000 principal amount of its 5.20% Senior Notes due 2012 is incorporated herein by reference to Exhibit 4.2 of Carpenter’s Current Report on Form 8-K filed June 30, 2011.

† 10(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation as amended on June 29, 2010 is incorporated by reference to Exhibit 10(A) to Carpenter’s 2010 Annual Report on Form 10-K filed August 20, 2010.

† 10(B)	Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended as of August 16, 2011 (filed herewith).

† 10(C)	Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended December 31, 2009 filed February 3, 2010.

† 10(D)	Executive Bonus Compensation Plan, amended restated July 1, 2011 (filed herewith).

Exhibit No.	Description

† 10(E)	Stock-Based Compensation Plan For Non-Employee Directors, as amended as of August 16, 2011 (filed herewith).

† 10(F)	Officers’ and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(G) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

† 10(G)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated September 11, 1990 as restated on May 1, 1997 and amended October 28, 2002 and January 23, 2003, relating in part to the Supplemental Retirement Plan for Executive Officers, Deferred Compensation Plan for Corporate and Division Officers and the Officers’ Supplemental Retirement Plan of Carpenter Technology Corporation is incorporated by reference to Exhibit 10(J) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10(I) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

† 10(H)	Indemnification Agreement dated as of July 1, 2010 by and between the Company and William A. Wulfsohn (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: K. Douglas Ralph, David L. Strobel, Sunil Y. Widge and James D. Dee) (filed herewith).

† 10(I)	Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective July 1, 2011 (filed herewith).

† 10(J)	Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan, effective September 1, 2010, is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed September 3, 2010.

† 10(K)	Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(M) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

† 10(L)	Benefit Equalization Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(N) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

† 10(M)	Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., dated December 7, 1990 as restated on May 1, 1997 and amended October 28, 2002 and January 23, 2003, relating in part to the Directors’ Retirement Plan and the Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10(P) of Carpenter’s 2002 Annual Report on Form 10-K filed September 23, 2002 and the amendments thereof are incorporated herein by reference to Exhibit 10(O) of Carpenter’s 2005 Annual Report on Form 10-K filed September 9, 2005.

Exhibit No.	Description

10(N)	Revolving Credit Agreement, dated as of November 30, 2009, among Carpenter and certain of its subsidiaries as Borrowers and with JPMorgan Chase Bank NA, The Bank of Tokyo-Mitsubishi UFJ Trust Company, PNC Bank National Association and Keybank, National Association as Lenders is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed November 25, 2009.

10(O)	Credit Agreement, dated as of June 21, 2011, among Carpenter as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, JPMorgan Chase Bank, N.A. and Syndication Agent, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Sovereign Bank each as Documentation Agent, Merrill Lynch, Pierce & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Book Managers is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed June 21, 2011.

† 10(P)	Release and Termination of Employment Agreement executed November 6, 2009, between the Company and T. Kathleen Hanley is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on November 12, 2009.

† 10(Q)	Supplemental Separation Pay Agreement executed July 20, 2010 between the Company and Anne L Stevens is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on July 22, 2010.

† 10(R)	Employment Letter Agreement of K. Douglas Ralph, dated July 6, 2007, is incorporated herein by reference to Exhibit 99.2 of Carpenter’s Current Report on Form 8-K filed July 11, 2007.

† 10(S)	Employment Letter Agreement of William A. Wulfsohn, dated June 3, 2010, incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on June 7, 2010.

† 10(T)	Employment Letter Agreement of David Strobel, dated September 2, 2010, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

† 10(U)	Employment Letter Agreement of Michael L. Shor, dated September 2, 2010, is incorporated herein by reference to Exhibit 10(D) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

† 10(V)	Agreement, dated September 2, 2010, by and between the Company and Dr. Sunil Y. Widge is incorporated herein by reference to Exhibit 10(E) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

† 10(W)	Employment Letter of Agreement of James Dee, dated August 13, 2010, is incorporated herein by reference to Exhibit 10(F) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

† 10(X)	Severance Pay Plan for Executives of Carpenter Technology Corporation, as adopted July 1, 2010, incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on July 2, 2010.

Exhibit No.	Description

† 10(Y)	Form of Restricted Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) (filed herewith).

† 10(Z)	Form of Restricted Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) is incorporated herein by reference to Exhibit 10(B) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

10(BB)	Agreement and Plan of Merger, dated as of June 20, 2011, by and among Carpenter, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners, L.P. is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Current Report on Form 8-K filed June 21, 2011.

12	Computations of Ratios of Earnings to Fixed Charges (unaudited) (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

24	Powers of Attorney in favor of James D. Dee or K. Douglas Ralph (filed herewith)

31(A)	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith)

99	Agreement to Furnish Debt Instruments (filed herewith)

101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and
Chief Financial Officer

Date: August 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William A. Wulfsohn	President and Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2011
William A. Wulfsohn

/s/ K. Douglas Ralph	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2011
K. Douglas Ralph

/s/ Thomas F. Cramsey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 24, 2011
Thomas F. Cramsey

*	Chairman and Director	August 24, 2011
Gregory A. Pratt

*	Director	August 24, 2011
Carl G. Anderson, Jr.

*	Director	August 24, 2011
Robert R. McMaster

*	Director	August 24, 2011
I. Martin Inglis

*	Director	August 24, 2011
Peter N. Stephans

*	Director	August 24, 2011
Kathryn C. Turner

*	Director	August 24, 2011
Jeffrey Wadsworth

*	Director	August 24, 2011
Stephen M. Ward, Jr.

*	Director	August 24, 2011
Dr. Phillip M. Anderson

Original Powers of Attorney authorizing James D. Dee or K. Douglas Ralph to sign this Report on behalf of: Carl G. Anderson, Jr., Robert R. McMaster, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr. and Dr. Phillip M. Anderson are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2011

Allowance for doubtful accounts receivable	$2.7	$(0.2)	$—	$0.2	$2.7

Deferred tax valuation allowance	$17.6	$(0.2)	$—	$0.1	$17.5

Inventory reserves	$15.2	$(3.5)	$—	$0.3	$12.0

Year ended June 30, 2010

Allowance for doubtful accounts receivable	$2.8	$(0.1)	$—	$—	$2.7

Deferred tax valuation allowance	$17.9	$(0.4)	$—	$0.1	$17.6

Inventory reserves	$16.0	$(0.9)	$—	$0.1	$15.2

Year ended June 30, 2009

Allowance for doubtful accounts receivable	$2.7	$1.2	$—	$(1.1)	$2.8

Deferred tax valuation allowance	$12.0	$5.9	$—	$—	$17.9

Inventory reserves	$7.8	$11.1	$—	$(2.9)	$16.0