Form 10-Q
period 2011-09-30
CARPENTER TECHNOLOGY CORP
filed 2011-11-04
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the issuer’s common stock as of October 26, 2011 was 44,183,022.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

Items 2, 3, and 5 of Part II are omitted because there is no information to report.

PART I

Item  1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$314.8	$492.5
Marketable securities	—	30.5
Accounts receivable, net	253.5	259.4
Inventories	418.5	328.6
Deferred income taxes	34.0	14.9
Other current assets	28.4	31.7

Total current assets	1,049.2	1,157.6
Property, plant and equipment, net	670.7	662.9
Goodwill	45.3	44.9
Other intangibles, net	28.4	30.0
Other assets	81.9	96.5

Total assets	$1,875.5	$1,991.9

LIABILITIES
Current liabilities:
Accounts payable	$178.8	$170.5
Accrued liabilities	146.0	124.9
Current portion of long-term debt	—	100.0

Total current liabilities	324.8	395.4
Long-term debt, net of current portion	407.9	407.8
Accrued pension liabilities	163.3	188.5
Accrued postretirement benefits	107.7	108.7
Deferred income taxes	54.7	48.3
Other liabilities	65.0	67.2

Total liabilities	1,123.4	1,215.9

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,760,177 shares at September 30, 2011 and 54,730,291 shares at June 30, 2011; outstanding 44,182,886 shares at September 30, 2011 and 44,107,380 shares at June 30, 2011	273.8	273.7
Capital in excess of par value	235.7	235.4
Reinvested earnings	1,037.8	1,022.1
Common stock in treasury (10,577,291 shares and 10,622,911 shares at September 30, 2011 and June 30, 2011, respectively), at cost	(530.1)	(532.2)
Accumulated other comprehensive loss	(274.7)	(233.3)

Total Carpenter stockholders’ equity	742.5	765.7

Noncontrolling interest	9.6	10.3

Total equity	752.1	776.0

Total liabilities and equity	$1,875.5	$1,991.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,
	2011	2010

NET SALES	$414.1	$351.7
Cost of sales	333.0	301.9

Gross profit	81.1	49.8

Selling, general and administrative expenses	35.7	35.7
Acquisition related costs	1.4	—

Operating income	44.0	14.1

Interest expense	(7.0)	(4.2)
Other (expense) income, net	(0.7)	1.6

Income before income taxes	36.3	11.5
Income tax expense	12.6	3.9

Net income	23.7	7.6

Less: Net loss attributable to noncontrolling interest	0.1	—

NET INCOME ATTRIBUTABLE TO CARPENTER	$23.8	$7.6

EARNINGS PER COMMON SHARE:
Basic	$0.53	$0.17

Diluted	$0.53	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44.3	44.1

Diluted	45.1	44.5

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

($ in millions)

	Three Months Ended September 30,
	2011	2010

Net income	$23.7	$7.6
Other comprehensive (loss) income, net of tax
Pension and post-retirement benefits, net of tax of $(1.2) and $(2.8), respectively	2.0	4.3
Net (loss) gain on derivative instruments, net of tax of $19.9 and $(4.0), respectively	(32.5)	6.5
Unrealized loss on marketable securities, net of tax of $0.1 and $0.1, respectively	(0.1)	(0.1)
Foreign currency translation	(11.4)	8.8

Comprehensive (loss) income	(18.3)	27.1
Less: Comprehensive loss attributable to the noncontrolling interest	0.7	—

Comprehensive (loss) income attributable to Carpenter	$(17.6)	$27.1

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$23.7	$7.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	18.5	15.1
Deferred income taxes	6.1	(3.7)
Net pension expense	9.9	15.2
Net loss on disposal of property and equipment	—	0.1
Pension plan contributions	(11.6)	—
Changes in working capital and other:
Accounts receivable	0.8	(8.6)
Inventories	(94.9)	(66.6)
Other current assets	(1.6)	1.3
Accounts payable	9.3	22.9
Accrued liabilities	(13.4)	(15.4)
Boarhead Farms settlement	(21.8)	—
Other, net	1.0	1.6

Net cash used for operating activities	(74.0)	(30.5)

INVESTING ACTIVITIES
Purchases of property, equipment and software	(27.3)	(8.1)
Proceeds from disposals of property and equipment	0.2	0.1
Purchases of marketable securities	—	(53.1)
Proceeds from sales and maturities of marketable securities	30.4	89.8

Net cash provided from investing activities	3.3	28.7

FINANCING ACTIVITIES
Payments on long-term debt	(100.0)	—
Dividends paid	(8.1)	(8.0)
Tax benefits on share-based compensation	0.6	—
Proceeds from stock options exercised	0.7	0.1

Net cash used for financing activities	(106.8)	(7.9)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	2.6

DECREASE IN CASH AND CASH EQUIVALENTS	(177.7)	(7.1)
Cash and cash equivalents at beginning of period	492.5	265.4

Cash and cash equivalents at end of period	$314.8	$258.3

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(in millions, except per share data)

	$1,022.1	$1,022.1	$1,022.1	$1,022.1	$1,022.1	$1,022.1	$1,022.1
	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balances at June 30, 2011	$273.7	$235.4	$1,022.1	$(532.2)	$(233.3)	$10.3	$776.0
Net income			23.8			(0.1)	23.7
Pension and post-retirement benefits, net of tax					2.0		2.0
Net loss on derivative instruments, net of tax					(32.5)		(32.5)
Unrealized loss on marketable securities, net of tax					(0.1)		(0.1)
Foreign currency translation					(10.8)	(0.6)	(11.4)
Cash Dividends:
Common @ $0.18 per share			(8.1)				(8.1)
Share-based compensation plans		(0.9)		2.1			1.2
Stock options exercised	0.1	0.6					0.7
Tax windfall on share-based compensation		0.6					0.6

Balances at September 30, 2011	$273.8	$235.7	$1,037.8	$(530.1)	$(274.7)	$9.6	$752.1

	$1,022.1	$1,022.1	$1,022.1	$1,022.1	$1,022.1	$1,022.1	$1,022.1
	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balances at June 30, 2010	$273.2	$223.3	$983.2	$(535.2)	$(371.1)	$—	$573.4
Net income			7.6				7.6
Pension and post-retirement benefits, net of tax					4.3		4.3
Net gain on derivative instruments, net of tax					6.5		6.5
Unrealized loss on marketable securities, net of tax					(0.1)		(0.1)
Foreign currency translation					8.8		8.8
Cash Dividends:
Common @ $0.18 per share			(8.0)				(8.0)
Share-based compensation plans		3.7		(0.2)			3.5
Stock options exercised	0.1	0.1					0.2
Tax shortfall on share-based compensation		(0.2)					(0.2)
Other			(0.1)				(0.1)

Balances at September 30, 2010	$273.3	$226.9	$982.7	$(535.4)	$(351.6)	$—	$595.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2011. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Acquisition and Strategic Partnership

Acquisitions

Latrobe Specialty Metals, Inc.

On June 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Latrobe Specialty Metals, Inc., a Delaware corporation (“Latrobe”). The closing of the resulting merger (the “Merger”) is subject to the satisfaction or waiver of certain conditions.

According to the terms of the Merger Agreement, the Company will issue 8.1 million shares of the Company’s common stock to Latrobe’s stockholders, subject to certain adjustments for working capital and other items. The Adjusted Working Capital, as defined and calculated in accordance with the terms of the Merger Agreement, is targeted at $200.7 million. The Company will assume all third party indebtedness incurred by Latrobe, and pay all fees and expenses incurred by Latrobe prior to the Merger in connection with prior proposed securities offerings; provided, however, if the amount of Latrobe’s indebtedness assumed by the Company exceeds $160 million, or the amount of Latrobe’s prior securities offering related expenses paid by the Company exceeds $4 million, such excess amounts shall reduce the number of shares of Company common stock to be issued to Latrobe’s stockholders. In addition, the Company will pay all transaction related expenses of Latrobe; provided, however, that any such amounts in excess of $10 million may reduce the number of shares of Company common stock to be issued to Latrobe’s stockholders.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has agreed that upon consummation of the Merger and until the Company’s 2014 annual meeting of stockholders, certain of Latrobe’s stockholders will designate two persons who will be appointed to the Company’s Board of Directors. Certain of Latrobe’s stockholders (including those that have the right to designate directors to the Company’s Board of Directors) will, upon consummation of the Merger, agree that (i) during the period in which such Latrobe stockholders may appoint designees to the Company’s Board of Directors (or, in the event such designees resign from the Company’s Board of Directors, such shorter period) they will vote the shares of the Company’s common stock in favor of the Company’s nominees for directors and consistent with the recommendations of the Company’s Board of Directors on other matters, and (ii) for a period of five years following the consummation of the Merger, the Latrobe stockholders will not acquire any additional shares of the Company’s common stock or, with limited exceptions, sell their shares of the Company’s common stock where such sale would result in a third party’s ownership of more than 5% of the Company’s outstanding common stock. The Company has also agreed to grant limited registration rights in favor of such Latrobe stockholders.

The Merger Agreement provided that either party could terminate the agreement in the event the Merger is not consummated by the Termination Date (as defined below), as long as the terminating party was not the cause for the consummation not occurring. The “Termination Date” was defined as September 30, 2011, unless the Merger was not consummated by September 30, 2011 solely because the applicable antitrust approvals have not been received, and all other conditions to consummation of the Merger have been satisfied or waived, in which case the “Termination Date” is instead defined as January 16, 2012. As of the date of this filing, the Merger has not yet been consummated because the applicable antitrust approvals have not been received, and accordingly, the Termination Date is January 16, 2012. In addition, the Merger Agreement provides that Latrobe may terminate the Merger Agreement at any time after October 31, 2011 for failure to receive applicable antitrust approvals, subject to the Company’s ability to override such termination. Latrobe has agreed that it will not terminate the Merger Agreement pursuant to this right prior to November 15, 2011. If the Company chooses to exercise the aforementioned override right and the Merger is not consummated by January 16, 2012, the Company shall be required to pay Latrobe a $5 million fee. In addition, if the Merger Agreement is terminated by Latrobe because applicable antitrust approvals have not, or cannot, be obtained, the Company agreed to reimburse Latrobe for its reasonable out-of-pocket costs related to seeking the applicable antitrust approvals.

In connection with the Merger Agreement, the Company incurred approximately $1.4 million of acquisition related costs during the three months ended September 30, 2011.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Oilfield Alloys

On June 27, 2011, the Company acquired Oilfield Alloys Pte. Ltd. (“Oilfield Alloys”) for a purchase price of $4.8 million which consisted of a cash purchase price of $4.1 million, net of cash acquired of $0.3 million, paid at closing. The remaining purchase price of $0.7 million was held back to satisfy the occurrence of certain indemnification obligations, if any, and will be released to the sellers on the third anniversary of the acquisition less any indemnification claims. Based in Singapore, Oilfield Alloys manufactures and distributes directional drilling equipment in the Asia-Pacific region. A distributor

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of several Carpenter non-magnetic products, Oilfield Alloys also has a sales location in Dubai. Oilfield Alloys will become part of Amega West Services operations. The purchase price allocation was completed in the first quarter of fiscal year 2012 and resulted in the purchase price being allocated to $1.2 million of working capital, $1.7 million of property and equipment, $1.5 million of identifiable intangible assets and $0.4 million of goodwill.

Strategic Partnership

In the second quarter of fiscal year 2011, the Company established a strategic partnership with Sandvik Materials Technology (“Sandvik”) to further strengthen its leadership position in high-performance powder metal products. As part of the strategic partnership, the Company acquired a 40 percent interest in Sandvik Powdermet AB for a cash purchase price of $6.2 million. The Company has treated the acquisition of the 40 percent interest in Sandvik Powdermet AB as an equity method investment. In addition, in connection with the strategic partnership, Sandvik acquired a 40 percent interest in Carpenter Powder Products AB for a cash purchase price of $9.1 million. Sandvik’s acquired interest in Carpenter Powder Products AB has been reported as a noncontrolling interest.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2011	2010

Net income attributable to Carpenter	$23.8	$7.6
Less: earnings and dividends allocated to participating securities	(0.2)	(0.1)

Earnings available to Carpenter common stockholders	$23.6	$7.5

Weighted average number of common shares outstanding, basic	44.3	44.1

Effect of shares issuable under share based compensation plans	0.8	0.4

Weighted average number of common shares outstanding, diluted	45.1	44.5

Basic earnings per common share	$0.53	$0.17

Diluted earnings per common share	$0.53	$0.17

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

(in millions)	Three Months Ended September 30,
	2011	2010

Stock options	0.1	0.4
Restricted stock awards	—	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of September 30, 2011 and June 30, 2011. The following is a summary of marketable securities, all of which were classified as available-for-sale as of September 30, 2011 and June 30, 2011:

	$30.5	$30.5	$30.5
September 30, 2011 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value

Non-current
Municipal auction rate securities	$6.1	$(1.0)	$5.1

	$30.5	$30.5	$30.5
June 30, 2011 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value
Current
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7

	$30.5	$—	$30.5

Non-current
Municipal auction rate securities	$6.1	$(0.8)	$5.3

For the three months ended September 30, 2011 and 2010, proceeds from sales and maturities of marketable securities were $30.4 million and $89.8 million, respectively.

5.	Inventories

Inventories consisted of the following components as of September 30, 2011 and June 30, 2011:

($ in millions)	September 30, 2011	June 30, 2011
Raw materials and supplies	$79.2	$63.3
Work in process	232.7	171.9
Finished and purchased products	106.6	93.4

Total inventory	$418.5	$328.6

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2011 and June 30, 2011:

($ in millions)	September 30, 2011	June 30, 2011
Accrued pension liabilities	$48.5	$30.7
Accrued compensation	25.8	41.2
Derivative financial instruments	24.7	7.7
Accrued postretirement benefits	15.3	15.2
Other	31.7	30.1

Total accrued liabilities	$146.0	$124.9

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months ended September 30, 2011 and 2010 were as follows:

Three months ended September 30,	Pension Plans		Other Postretirement Plans
($ in millions)	2011	2010	2011	2010
Service cost	$5.6	$5.7	$0.7	$0.7
Interest cost	12.3	11.6	2.7	2.7
Expected return on plan assets	(13.0)	(11.3)	(1.6)	(1.3)
Amortization of net loss	0.2	7.2	0.6	1.5
Amortization of prior service cost (benefit)	4.4	0.3	(2.0)	(1.9)

Net pension expense	$9.5	$13.5	$0.4	$1.7

During the three months ended September 30, 2011, the company made $11.6 million of required contributions to its U.S. defined benefit pension plan. The Company currently expects to make $16.1 million in required contributions to its U.S. defined benefit pension plan during the remainder of fiscal year 2012.

8.	Revolving Credit Agreement

The Company has a $350 million syndicated credit agreement (“Credit Agreement”) that extends to June 21, 2016. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” that are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95% (1.20% as of September 30, 2011), and for Base Rate-determined loans, from 0.0% to 0.95% (0.2% as of September 30, 2011). The Company also pays a quarterly facility fee ranging from 0.10% to 0.45% (0.2% as of September 30, 2011), determined based upon the Company’s Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95% (1.20% as of September 30, 2011), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2011, the Company had $3.5 million of issued letters of credit under the Credit Agreement, with the balance of $346.5 million available for future borrowings.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.25 to 1.0 for the period through September 30, 2011, and ultimately increases to 3.5 to 1.0 thereafter). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization, and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of September 30, 2011, the Company was in compliance with all of the covenants of the Credit Agreement.

9.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months ended September 30, 2011, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at September 30, 2011 and June 30, 2011.

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company and many others engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June 2002

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011, the Company recorded a liability related to this case of $21.8 million. On July 19, 2011, the Company entered into a settlement agreement providing for a dismissal of the lawsuit and a complete release in the Company’s favor by all parties to the litigation, in exchange for a payment of $21.8 million, which the Company paid during the three months ended September 30, 2011. The Company expects that no additional liabilities will be incurred related to this matter.

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

In fiscal year 2008, the Company received notice from U.S. Customs that it was under investigation related to claims previously filed by the customs broker on the Company’s behalf. The investigation alleged certain discrepancies and a lack of supporting documentation for the claims that had been filed by the broker. The Company initiated an internal review of the claims filed with U.S. Customs to determine the extent of claims that may have inadequate supporting documentation. The Company also engaged a new licensed U.S. customs broker and cooperated fully with the investigation by U.S. Customs.

Following discussions with U.S. Customs’ Houston Office, the Company negotiated a settlement offer of $1.1 million to resolve this matter. This settlement offer along with the $1.1 million in advance payments has been presented to U.S. Customs’ National Headquarters for approval with the endorsement of the Houston Office. The Company believes no additional reserves are necessary as of September 30, 2011 and does not expect that any additional liabilities will be incurred related to this matter.

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that was recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result the Company has not recorded any liability for potential penalties as of September 30, 2011.

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

September 30, 2011	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$—	$5.1	$5.1
Derivative financial instruments	—	4.8	4.8

Total assets	$—	$9.9	$9.9

Liabilities:
Derivative financial instruments	$—	$50.9	$50.9

June 30, 2011	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	20.0	20.0

Total assets	$30.5	$25.3	$55.8

Liabilities:
Derivative financial instruments	$—	$14.1	$14.1

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, these instruments are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 12.

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2011		June 30, 2011
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$407.9	$426.0	$507.8	$515.9
Company-owned life insurance	$10.3	$10.3	$11.4	$11.4

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of September 30, 2011 and June 30, 2011 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

11.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2011	2010
Interest income	$0.3	$0.3
Unrealized (losses) gains on company owned life insurance contracts and investments held in rabbi trusts	(1.7)	0.8
Equity in earnings of unconsolidated subsidiaries	0.7	0.6
Other expense	—	(0.1)

Total other (expense) income, net	$(0.7)	$1.6

12.	Derivatives and Hedging Activities

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

Cash Flow Hedging – Forward interest rate swaps: Historically, the Company has entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of September 30, 2011 and June 30, 2011, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of September 30, 2011 and June 30, 2011, the total notional amount of floating interest rate contracts was $45.0 million and $65.0 million, respectively. For the three months ended September 30, 2011 and 2010, net gains of $0.2 million and $0.6 million, respectively were recorded as a reduction to interest expense. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2011 and June 30, 2011:

September 30, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$1.8	$—	$2.7
Other assets	2.1	—	—	2.1

Total asset derivatives	$3.0	$1.8	$—	$4.8

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$24.7	$24.7
Other liabilities	—	—	26.2	26.2

Total liability derivatives	$—	$—	$50.9	$50.9

June 30, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.8	$—	$5.4	$6.2
Other assets	2.0	—	11.8	13.8

Total asset derivatives	$2.8	$—	$17.2	$20.0

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.9	$6.8	$7.7
Other liabilities	—	—	6.4	6.4

Total liability derivatives	$—	$0.9	$13.2	$14.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months ended September 30, 2011 and 2010:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
($ in millions)	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship:	2011	2010
Commodity contracts	$(53.7)	$12.8
Foreign exchange contracts	1.3	(1.4)
Forward interest rate swaps	—	(0.8)

Total	$(52.4)	$10.6

($ in millions) Derivatives in Cash Flow Hedging Relationship:	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
		2011	2010
Commodity contracts	Cost of sales	$(1.6)	$(0.3)
Foreign exchange contracts	Net sales	—	0.1

Total		$(1.6)	$(0.2)

The Company estimates that $23.1 million of net derivative losses included in AOCI as of September 30, 2011 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended September 30, 2011. There was no ineffectiveness during the three months ended September 30, 2011 and 2010.

The changes in AOCI associated with derivative hedging activities during the three months ended September 30, 2011 and 2010 were as follows:

	September 30,
($ in millions)	2011	2010
Balance at July 1	$2.6	$(2.4)
Current period changes in fair value, net of tax	(33.2)	6.0
Reclassification to earnings, net of tax	0.7	0.6

Balance at September 30	$(29.9)	$4.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of September 30, 2011 and June 30, 2011 the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended September 30, 2011 was $12.6 million, or 34.7 percent of pre-tax income as compared with $3.9 million, or 33.9 percent of pre-tax income for the three months ended September 30, 2010.

14.	Business Segments

The Company has three reportable business segments: Advanced Metals Operations, Premium Alloys Operations, and Emerging Ventures.

The Advanced Metals Operations (“AMO”) segment includes the manufacturing and distribution of high temperature and high strength metal alloys, stainless steels, and titanium in the form of small bars and rods, wire, narrow strip and powder. Products in this segment typically go through more finishing operations, such as rolling, turning, grinding, drawing, and atomization, than products in our Premium Alloys Operations segment. Sales in the AMO segment are spread across all the Company’s end-use markets. AMO products are sold under the Carpenter, Dynamet, Talley, Carpenter Powder Products and Aceros Fortuna brand names.

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

The Emerging Ventures segment currently includes the operations of the Company’s Amega West business, a manufacturer and service provider of high-precision components for MWD and LWD, drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well. The net sales of Amega West are to customers in the energy end use market.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On a consolidated basis, there were no significant individual customer sales that accounted for more than 10 percent of the total sales during the quarter ended September 30, 2011. For the three months ended September 30, 2010, on a consolidated basis, one customer accounted for 10 percent of the Company’s net sales.

Segment Data	Three Months Ended September 30,
($ in millions)	2011	2010
Net Sales:
Advanced Metals Operations	$275.0	$246.6
Premium Alloys Operations	125.6	107.7
Emerging Ventures	26.3	—
Intersegment	(12.8)	(2.6)

Consolidated net sales	$414.1	$351.7

Operating Income:
Advanced Metals Operations	$25.5	$8.6
Premium Alloys Operations	30.6	24.3
Emerging Ventures	2.6	—
Corporate costs	(10.2)	(9.9)
Pension earnings, interest & deferrals	(3.6)	(8.8)
Intersegment	(0.9)	(0.1)

Consolidated operating income	$44.0	$14.1

15.	Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. The Company is evaluating if other comprehensive income will be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 amends previous guidance on the testing of goodwill for impairment; the guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (“ASU 2011-09”). ASU 2011-09 requires that employers that participate in multiemployer pension and postretirement plans provide additional enhanced separate quantitative and qualitative disclosures for such plans. The additional disclosures provide information about the overall health of the plan and the level of the employer’s participation in the plan. The guidance in ASU 2011-09 is effective for public entities for fiscal years beginning after December 15, 2011, with early adoption permitted. Retrospective application of the guidance will be required upon adoption. The Company is evaluating the impact of the adoption of ASU 2011-09 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are engaged in the manufacturing, fabrication, and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs. We are also a manufacturer and service provider of high-precision components for MWD and LWD, drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD techonology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well.

In June 2011 we entered into a definitive merger agreement with Latrobe Specialty Metals, Inc. (“Latrobe”) whereby we will acquire Latrobe in a transaction valued at the time at approximately $558 million. In the transaction, 8.1 million shares of Carpenter stock, subject to certain adjustments, will be issued to the current owners. We will also pay $170 million in cash to eliminate Latrobe debt at closing and reimburse certain transaction costs. The transaction is subject to customary closing conditions and regulatory approvals. Closing is expected to occur before the end of calendar year 2011.

In the first quarter of fiscal year 2012, we announced our plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational in approximately 30 months. The facility is expected to be built on a 230 acre greenfield site located near Athens, Alabama at a total cost of approximately $500 million. The site selection process included analyzing state, county and local incentives, utility costs, and labor resources. The state of Alabama and local government entities put together a compelling package including various tax initiatives, infrastructure grants, and training programs. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month period ended September 30, 2011 and the comparable periods of fiscal year 2011, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $9.9 million or $0.14 per diluted share versus $15.2 million or $0.21 per diluted share in the same quarter last year. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Income. The following is a summary of the classification of net pension expense for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
($ in millions)	2011	2010
Cost of sales	$7.2	$11.5
Selling, general and administrative expenses	2.7	3.7

Net pension expense	$9.9	$15.2

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net pension expense for fiscal year 2012 will be $39.6 million as compared with $60.8 million recorded in fiscal year 2011.

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
($ in millions)	2011	2010
Service cost	$6.3	$6.4
Pension earnings, interest and deferrals	3.6	8.8

Net pension expense	$9.9	$15.2

Operating Performance Overview

For the quarter ended September 30, 2011, we reported net income attributable to Carpenter of $23.8 million, or $0.53 per diluted share, compared with income for the same period a year earlier of $7.6 million, or $0.17 per diluted share. During the quarter, we continue to see good results on overall profitability and profit per pound improvement from our pricing, mix management and operational efficiency efforts. Specifically, we are making good progress on our effort to grow volumes in our higher value premium products within our Premium Alloys Operations segment, while improving profitability in our Advanced Metals Operations segment. We remain on track to achieve our fiscal year financial goals of a 50 percent increase in operating income excluding pension EID expense compared to last year, including strong double digit revenue growth. We are also making good progress on our growth strategy. We are optimistic that the Latrobe acquisition will close by the end of the second quarter of fiscal year 2012. We have made progress on our major new greenfield capacity expansion project. We anticipate that both the Latrobe acquisition and the new facility will provide long-term increased capacity to meet customer demand and strengthen our leadership position in the production of premium melted alloys.

Results of Operations – Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Net Sales

Net sales for the three months ended September 30, 2011 were $414.1 million, which was an 18 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 19 percent. Overall, pounds shipped were 2 percent lower than the first fiscal quarter a year ago. The results reflect another quarter of strong positive spread between our volume growth rate and revenue growth rate driven primarily by our pricing and mix management initiatives. We continue to see strong demand signals on our key end-use markets of Aerospace, Energy and Medical, which are less exposed to impacts of a potential economic downturn.

Geographically, sales outside the United States increased 31 percent from the same period a year ago to $138.1 million. International growth was led by Europe which experienced increased demand for materials used for aerospace engines, automotive fuel systems, and energy applications. In addition, Canada experienced demand growth in aerospace and oil and gas exploration. Total international sales in the quarter represented 33 percent of total net sales, compared with 30 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2011	2010
Aerospace	$173.5	$146.1	$27.4	19%
Industrial	84.7	83.0	1.7	2
Energy	59.2	29.9	29.3	98
Consumer	31.1	33.7	(2.6)	(8)
Automotive	32.4	30.3	2.1	7
Medical	33.2	28.7	4.5	16

Total net sales	$414.1	$351.7	$62.4	18%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2011	2010
Aerospace	$127.0	$107.6	$19.4	18%
Industrial	60.8	60.1	0.7	1
Energy	50.6	24.3	26.3	108
Consumer	22.9	24.8	(1.9)	(8)
Automotive	23.0	22.1	0.9	4
Medical	29.3	24.8	4.5	18

Total net sales excluding surcharge revenues	$313.6	$263.7	$49.9	19%

Sales to the aerospace market increased 19 percent from the first quarter a year ago to $173.5 million. Excluding surcharge revenue, sales increased 18 percent from the first quarter a year ago on 12 percent higher shipment volume. Aerospace results were driven by increased demand for materials used in fastener, engines, and structural components. Demand for titanium fastener material is expected to surpass prior peak levels within this fiscal year and demand for nickel and stainless fastener material has shown significant growth over the last two quarters. Demand for engine components continues to be strong driven by high build rates and balanced inventory positions in the supply chain. Efforts to increase participation in other aerospace structural components contributed 7 points of the overall growth rate this quarter.

Industrial market sales increased 2 percent from the first quarter a year ago to $84.7 million. Excluding surcharge revenue, sales increased approximately 1 percent on an 11 percent decrease in shipment volume. The year-over-year results reflect the impact of mix management and pricing actions that resulted in reduced sales of lower value materials used for general industrial applications and increased sales to meet demand growth for higher value materials for fittings and powder near-net-shape components.

Sales to the energy market of $59.2 million reflected a 98 percent increase from the first quarter a year ago. Excluding surcharge revenue, sales increased 108 percent from a year ago on higher shipment volume of 27 percent. The revenue increase was driven primarily by the Amega West acquisition which contributed 70 percentage points to the revenue growth rate. The remaining revenue and the volume growth are attributable to increased demand for materials used for industrial gas turbines and in the oil and gas sector. Activity in the industrial gas turbine is picking up with increasing demand for flexible generating capacity in North America and international markets. The oil and gas sector continued to grow due to increases in directional drilling activity and increased sales of higher value materials used in completion applications.

Sales to the medical market increased 16 percent from a year ago to $33.2 million. Excluding surcharge revenue, sales increased 18 percent on higher shipment volume of 9 percent. Increased demand, share gain and inventory adjustments in the supply chain led to growth of higher priced titanium products and a richer product mix as compared with the same period in the prior year.

Sales to the consumer market decreased 8 percent to $31.1 million from a year ago. Excluding surcharge revenue, sales decreased 8 percent, while shipment volume decreased by 14 percent. Sales decreased at a lower rate than volumes due to pricing and mix management efforts targeting increased global demand for higher value materials used in electronics, laminations and powder metal applications, while sales of lower value materials used in housing applications decreased.

Automotive market sales increased 7 percent from the first quarter a year ago to $32.4 million. Excluding surcharge revenue, sales increased 4 percent on 11 percent lower shipment volume from the first quarter a year ago. The revenue growth is again attributable to pricing and mix management efforts that resulted in increased participation in higher valve turbo charger and fuel system components, combined with a reduction in lower value products.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2011	2010
Special alloys	$193.5	$180.8	$12.7	7%
Stainless steels	160.8	119.2	41.6	35
Titanium products	45.3	34.0	11.3	33
Other materials	14.5	17.7	(3.2)	(18)

Total net sales	$414.1	$351.7	62.4	18%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2011	2010
Special alloys	$126.0	$122.4	$3.6	3%
Stainless steels	128.9	91.3	37.6	41
Titanium products	45.3	34.0	11.3	33
Other materials	13.4	16.0	(2.6)	(16)

Total net sales excluding surcharge revenues	$313.6	$263.7	$49.9	19%

Sales of special alloy products increased 7 percent from a year ago. Excluding surcharge revenue, sales increased 3 percent on a 13 percent decrease in shipment volume. The results for the current quarter reflect overall sales and volume increases in our higher value alloys used in the aerospace and energy markets offset by declines in volume by the balance of alloys steel particularly in lower value materials.

Sales of stainless steels increased 35 percent from a year ago to $160.8 million. Excluding surcharge revenue, sales increased 41 percent on 2 percent higher shipment volume. The results reflect the benefits of strengthening product mix and pricing actions in the energy, medical, automotive and consumer markets.

Sales of titanium products increased 33 percent from a year ago on 6 percent higher volume to $45.3 million. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets combined with the benefits of higher titanium prices, a shift in product mix and pricing actions.

Gross Profit

Our gross profit in the first quarter increased 63 percent to $81.1 million, or 19.6 percent of net sales (25.9 percent of net sales excluding surcharges), as compared with $49.8 million, or 14.2 percent of net sales (18.9 percent of net sales excluding surcharges), in the same quarter a year ago. The higher gross profit in this year’s first quarter was driven by an improved product mix, higher prices, strong operating performance, higher profit contributions from our Titanium and Amega West businesses, and the positive LIFO and other benefits of the combination of increased inventories and lower raw material prices relative to beginning of year prices.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative three-month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2011	2010
Net sales	$414.1	$351.7
Less: surcharge revenue	100.5	88.0

Net sales excluding surcharges	$313.6	$263.7

Gross profit	$81.1	$49.8

Gross margin	19.6%	14.2%

Gross margin excluding dilutive effect of surcharges	25.9%	18.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $35.7 million were 8.6 percent of net sales (11.4 percent of net sales excluding surcharges) as compared with $35.7 million or 10.2 percent of net sales (13.5 percent of net sales excluding surcharges) in the same quarter a year ago. A reduction in net pension expense was largely offset by the addition of Amega West overhead costs.

Operating Income

Our operating income in the recent first quarter increased to $44.0 million as compared with $14.1 million in the same quarter a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 15.2 percent for the current quarter as compared with 8.7 percent a year ago.

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

	Three Months Ended September 30,
($ in millions)	2011	2010
Net sales	$414.1	$351.7
Less: surcharge revenue	100.5	88.0

Net sales excluding surcharges	$313.6	$263.7

Operating income	$44.0	$14.1
Add back: pension EID expense	3.6	8.8

Operating income excluding pension EID expense	$47.6	$22.9

Operating margin excluding surcharges and pension EID expense	15.2%	8.7%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted operating margin, excluding surcharges, by 70 basis points during the recent first quarter and negatively impacted our operating margin, excluding surcharges, by 110 basis points during the prior year’s first quarter.

Interest Expense

Interest expense for the quarter was $7.0 million compared with $4.2 million in the year-ago period due to the impact of our recent financing actions. This mainly represents the net impact of a higher debt level albeit at a lower average interest rate. A portion of the incremental debt was reduced mid-quarter as a $100 million note matured and was repaid.

Other Income (Expense), Net

Other expense was $0.7 million for the recent quarter compared with other income of $1.6 million in the first quarter a year ago. The decrease is due almost entirely to the reduction in market value of assets supporting certain non-qualified retirement plans.

Income Taxes

Income taxes in the recent first quarter were $12.6 million, or 34.7 percent of pre-tax income versus $3.9 million, or 33.9 percent of pre-tax income in the same quarter a year ago.

Business Segment Results

We have three reportable business segments: Advanced Metals Operations (“AMO”), Premium Alloys Operations (“PAO”), and Emerging Ventures.

The following table includes comparative information for our net sales and volumes by business segment:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2011	2010
Advanced Metals Operations	$275.0	$246.6	$28.4	12%
Premium Alloys Operations	125.6	107.7	17.9	17
Emerging Ventures	26.3	—	26.3	N/A
Intersegment	(12.8)	(2.6)	(10.2)	N/A

Total net sales	$414.1	$351.7	$62.4	18%

	Three Months Ended September 30,		$ (Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2011	2010

Advanced Metals Operations	18,245	19,186	(941)	(5)
Premium Alloys Operations	5,328	4,947	381	8
Intersegment	(59)	(38)	(21)	N/A

Consolidated pounds sold	23,514	24,095	(581)	(2)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2011	2010
Advanced Metals Operations	$211.5	$191.0	$20.5	11%
Premium Alloys Operations	86.7	75.3	11.4	15
Emerging Ventures	26.3	—	26.3	N/A
Intersegment	(10.9)	(2.6)	(8.3)	N/A

Total net sales excluding surcharge revenues	$313.6	$263.7	$49.9	19%

Advanced Metals Operations Segment

Net sales for the quarter ended September 30, 2011 for the AMO segment increased 12 percent to $275.0 million, as compared with $246.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 11 percent on 5 percent lower shipment volume from a year ago. The results reflect the positive impacts of our pricing actions and mix management efforts.

Operating income for the AMO segment was $25.5 million or 9.3 percent of net sales (12.1 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $8.6 million or 3.5 percent of net sales (4.5 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of our pricing actions, a strong product mix and improvements to our operating cost performance as well as the positive impacts from the combination of increased inventories and lower raw material prices during the current quarter. The results also reflect the good profit contributions from our titanium business as well as growth in certain premium product lines.

Premium Alloys Operations Segment

Net sales for the quarter ended September 30, 2011 for the PAO segment increased 17 percent to $125.6 million, as compared with $107.7 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 15 percent on 8 percent higher shipment volume from a year ago. The increase in net sales is due to strong demand in the aerospace and energy markets.

Operating income for the PAO segment was $30.6 million or 24.4 percent of net sales (35.3 percent of net sales excluding surcharge revenue) in the recent first quarter, compared with $24.3 million or 22.6 percent of net sales (32.3 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income in the current quarter as compared with the same period of the prior year reflects the impacts of the higher volumes, mix management actions and the positive impacts from the combination of increased inventories and lower raw material prices during the current quarter.

Emerging Ventures Segment

Net sales for the quarter ended September 30, 2011 for the Emerging Ventures segment were $26.3 million. Operating income for the Emerging Ventures segment was $2.6 million or 9.9 percent of net sales in the recent first quarter. We have been very pleased with the performance of the Amega West business over the nine months since we acquired it.

Liquidity and Financial Condition

During the three months ended September 30, 2011, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $109.2 million as compared to negative $46.5 million for the same period a year ago. The negative free cash flow in the three months ended September 30, 2011 reflects the impacts of increased inventory levels to support strong demand for premium products over the balance of the year. The free cash flow results in the current quarter also reflect the payment of required pension contributions of $11.6 million and the Boarhead Farms settlement payment of $21.8 million. In addition, capital expenditures for plant, equipment and software were $27.3 million for the three months ended September 30, 2011, as compared with $8.1 million for the same period a year ago. The increase in capital spending principally reflects our capacity expansion projects. We expect to finish the fiscal year with about $200 million of capital expenditures.

Dividends during the three months ended September 30, 2011 were $8.1 million as compared to $8.0 million in the three months ended September 30, 2010, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

Our balance sheet position remains strong which allows us the flexibility to fund planned growth initiatives. We have the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $315 million as of September 30, 2011, together with cash generated from operations and available borrowing capacity of approximately $346.5 million under our credit facilities, will be sufficient to fund our operating activities, planned capital expenditures, expenditures related to the Latrobe acquisition, the $100 million of long-term debt that matures in the next two years and other obligations and growth initiatives for the foreseeable future.

As of September 30, 2011, we had cash and cash equivalents of approximately $105 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.

Our revolving credit facility contains a revolving credit commitment of $350 million and expires in June 2016. As of September 30, 2011, we had $3.5 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($346.5 million) remains available to us. The revolving credit facility contains financial covenants, including maintenance of an interest coverage ratio and a debt-to-capital ratio.

As of September 30, 2011, we were in compliance with all the covenants of the credit facility. The following table shows our actual ratio performance with respect to the financial covenants, as of September 30, 2011:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.25 to 1.00 (minimum)	13.33 to 1.00
Consolidated debt to capital	55% (maximum)	35%

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

	Three Months Ended September 30,
($ in millions, except per share data)	2011	2010
Pension plans expense	$9.5	$13.5
Other postretirement benefit plans expense	0.4	1.7

	9.9	15.2
Income tax benefit	(3.8)	(5.7)

Net pension expense	$6.1	$9.5

Weighted average diluted common shares	45.1	44.5

Net pension expense per diluted share	$0.14	$0.21

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period.

Net Sales and Gross Margin Excluding Surcharges

This report includes discussions of net sales and gross margin as adjusted to exclude the impact of raw material surcharges, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales and gross margin provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. See our earlier discussion of gross profit for a reconciliation of net sales and gross margin, excluding surcharges, to net sales as determined in accordance with U.S. GAAP.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2011	2010

Net cash used for operating activities	$(74.0)	$(30.5)
Purchases of property, equipment, and software	(27.3)	(8.1)
Proceeds from disposals of property and equipment	0.2	0.1
Dividends paid	(8.1)	(8.0)

Free cash flow	$(109.2)	$(46.5)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2011, there were no changes to the environmental liability. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at September 30, 2011 and June 30, 2011, were $4.9 million.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June of 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011, we recorded a liability related to this case of $21.8 million. On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million which we paid during the three months ended September 30, 2011. We expect that no additional material liabilities will be incurred related to this matter.

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

Following discussions with U.S. Customs’ Houston Office, we negotiated a settlement offer of $1.1 million to resolve this matter. This settlement offer along with the $1.1 million in advance payments has been presented to U.S. Customs’ National Headquarters for approval with the endorsement of the Houston Office. We believe no additional reserves are necessary as of September 30, 2011 and do not expect that any additional liabilities will be incurred related to this matter.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that was divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of September 30, 2011.

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

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2011. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, automotive, consumer, medical, and energy, or other influences on our business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) the volatility of, and our ability to recoup increases in, the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability and costs of financing and credit facilities to us, our customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania and for which there may be limited alternatives if there are significant equipment failures or catastrophic events; (14) our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found; (15) the ability to successfully close the Latrobe Specialty Metals, Inc. transaction as well as the timing of that closing and the synergies, costs and other anticipated financial impacts of the transaction; and (16) the ability to successfully build and operate our new Alabama greenfield facility to provide increased capacity and to meet anticipated customer demand for premium products. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2011, we had approximately $43.2 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance relates to Commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 56 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer. That same customer accounted for 17 percent and 19 percent of our total accounts receivable as of September 30, 2011 and 2010, respectively, and 7 percent and 10 percent of our total net sales for the three months ended September 30, 2011 and 2010, respectively. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of September 30, 2011 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming on September 30, 2011, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome.

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2011 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 4. [Removed and Reserved]

Item 6. Exhibits

Exhibit No.	Description

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: November 4, 2011	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and Chief Financial Officer

(duly authorized officer and principal financial officer)