Form 10-Q
period 2011-12-31
CARPENTER TECHNOLOGY CORP
filed 2012-02-03
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of shares outstanding of the issuer’s common stock as of January 26, 2012 was 44,238,055

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.	Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31, 2011	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$318.8	$492.5
Marketable securities	—	30.5
Accounts receivable, net	229.2	259.4
Inventories	432.5	328.6
Deferred income taxes	29.1	14.9
Other current assets	25.2	31.7

Total current assets	1,034.8	1,157.6
Property, plant and equipment, net	685.7	662.9
Goodwill	46.0	44.9
Other intangibles, net	27.6	30.0
Other assets	80.7	96.5

Total assets	$1,874.8	$1,991.9

LIABILITIES
Current liabilities:
Accounts payable	$147.7	$170.5
Accrued liabilities	158.2	124.9
Current portion of long-term debt	—	100.0

Total current liabilities	305.9	395.4
Long-term debt, net of current portion	407.4	407.8
Accrued pension liabilities	158.7	188.5
Accrued postretirement benefits	107.0	108.7
Deferred income taxes	63.3	48.3
Other liabilities	56.0	67.2

Total liabilities	1,098.3	1,215.9

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,791,401 shares at December 31, 2011 and 54,730,291 shares at June 30, 2011; outstanding 44,214,110 shares at December 31, 2011 and 44,107,380 shares at June 30, 2011	274.0	273.7
Capital in excess of par value	239.8	235.4
Reinvested earnings	1,053.3	1,022.1
Common stock in treasury (10,577,291 shares and 10,622,911 shares at December 31, 2011 and June 30, 2011, respectively), at cost	(530.1)	(532.2)
Accumulated other comprehensive loss	(269.9)	(233.3)

Total Carpenter stockholders’ equity	767.1	765.7

Noncontrolling interest	9.4	10.3

Total equity	776.5	776.0

Total liabilities and equity	$1,874.8	$1,991.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

NET SALES	$431.1	$375.6	$845.2	$727.3
Cost of sales	346.8	326.5	679.7	628.4

Gross profit	84.3	49.1	165.5	98.9

Selling, general and administrative expenses	38.0	36.3	73.8	72.0
Acquisition related costs	2.4	0.7	3.8	0.7

Operating income	43.9	12.1	87.9	26.2

Interest expense	(5.8)	(4.3)	(12.7)	(8.5)
Other income (expense), net	0.4	3.0	(0.4)	4.5

Income before income taxes	38.5	10.8	74.8	22.2
Income tax expense	14.7	1.4	27.2	5.2

Net income	23.8	9.4	47.6	17.0

Less: Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.1)

NET INCOME ATTRIBUTABLE TO CARPENTER	$23.6	$9.3	$47.4	$16.9

EARNINGS PER COMMON SHARE:
Basic	$0.53	$0.21	$1.06	$0.38

Diluted	$0.52	$0.21	$1.05	$0.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	44.4	44.1	44.4	44.1

Diluted	45.1	44.7	45.1	44.6

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income	$23.8	$9.4	$47.6	$17.0
Other comprehensive (loss) income, net of tax
Pension and post-retirement benefits, net of tax of $(1.2), $(2.4), $(2.4), and $(5.3), respectively	2.0	4.6	4.0	8.8
Net gain (loss) on derivative instruments, net of tax of $(4.6), $(6.0), $15.3, and $(10.0), respectively	7.5	10.0	(25.0)	16.6
Unrealized loss on marketable securities, net of tax of $0.0, $0.0, $0.1, and $0.1, respectively	—	—	(0.2)	(0.1)
Foreign currency translation	(5.1)	(1.3)	(16.5)	7.5

Comprehensive income	28.2	22.7	9.9	49.8

Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.2	(0.2)	0.9	(0.2)

Comprehensive income attributable to Carpenter	$28.4	$22.5	$10.8	$49.6

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six Months Ended December 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$47.6	$17.0
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	37.2	30.1
Deferred income taxes	13.6	(4.2)
Net pension expense	19.7	30.3
Net loss on disposal of property and equipment	0.4	0.5
Pension plan contributions	(15.4)	—
Changes in working capital and other:
Accounts receivable	22.5	(4.5)
Inventories	(110.3)	(116.5)
Other current assets	1.9	4.3
Accounts payable	(21.5)	(5.5)
Accrued liabilities	(4.1)	(15.4)
Boarhead Farms settlement	(21.8)	—
Other, net	2.4	(0.2)

Net cash used for operating activities	(27.8)	(64.1)

INVESTING ACTIVITIES
Purchases of property, equipment and software	(60.3)	(17.7)
Proceeds from disposals of property and equipment	0.2	0.1
Acquisition of businesses	(1.4)	(41.6)
Acquisition of equity method investment	—	(6.2)
Purchases of marketable securities	—	(63.0)
Proceeds from sales and maturities of marketable securities	30.4	101.4

Net cash used for investing activities	(31.1)	(27.0)

FINANCING ACTIVITIES
Payments on long-term debt	(100.0)	—
Payments on long-term debt assumed in connection with acquisition of business	—	(12.4)
Proceeds received from sale of noncontrolling interest	—	9.1
Dividends paid	(16.2)	(16.0)
Tax benefits on share-based compensation	0.8	0.1
Proceeds from stock options exercised	1.5	0.3

Net cash used for financing activities	(113.9)	(18.9)

Effect of exchange rate changes on cash and cash equivalents	(0.9)	1.8

DECREASE IN CASH AND CASH EQUIVALENTS	(173.7)	(108.2)
Cash and cash equivalents at beginning of period	492.5	265.4

Cash and cash equivalents at end of period	$318.8	$157.2

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

($ in millions, except per share data)

	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4
	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity

Balances at June 30, 2011	$273.7	$235.4	$1,022.1	$(532.2)	$(233.3)	$10.3	$776.0
Net income			47.4			0.2	47.6
Pension and post-retirement benefits, net of tax					4.0		4.0
Net loss on derivative instruments, net of tax					(25.0)		(25.0)
Unrealized loss on marketable securities, net of tax					(0.2)		(0.2)
Foreign currency translation					(15.4)	(1.1)	(16.5)
Cash Dividends:
Common @ $0.36 per share			(16.2)				(16.2)
Share-based compensation plans		2.4		2.1			4.5
Stock options exercised	0.3	1.2					1.5
Tax windfall on share-based compensation		0.8					0.8

Balances at December 31, 2011	$274.0	$239.8	$1,053.3	$(530.1)	$(269.9)	$9.4	$776.5

	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4	$ 1,054.4
	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity

Balances at June 30, 2010	$273.2	$223.3	$983.2	$(535.2)	$(371.1)	$—	$573.4
Proceeds received from sale of noncontrolling interest						9.1	9.1
Net income			16.9			0.1	17.0
Pension and post-retirement benefits, net of tax					8.8		8.8
Net gain on derivative instruments, net of tax					16.6		16.6
Unrealized loss on marketable securities, net of tax					(0.1)		(0.1)
Foreign currency translation					7.4	0.1	7.5
Cash Dividends:
Common @ $0.36 per share			(16.0)				(16.0)
Share-based compensation plans		4.7		1.7			6.4
Stock options exercised	0.1	0.2					0.3
Tax shortfall on share-based compensation		(0.2)					(0.2)
Other			(0.1)				(0.1)

Balances at December 31, 2010	$273.3	$228.0	$984.0	$(533.5)	$(338.4)	$9.3	$622.7

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2011. Operating results for the three months and six months ended December 31, 2011 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior periods have been reclassified to conform to the fiscal year 2012 presentation.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Acquisition and Strategic Partnership

Acquisitions

Latrobe Specialty Metals, Inc.

On January 13, 2012, the Agreement and Plan of Merger dated June 20, 2011 pursuant to which the Company intends to acquire Latrobe Specialty Metals, Inc. (“Latrobe”) was amended (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, the closing of the resulting merger (the “Merger”) is subject to the satisfaction or waiver of certain conditions. The expected closing of the Merger has been delayed as a result of the regulatory process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”). In August 2011, the Company and Latrobe announced that each party received a request for additional information from the U.S. Federal Trade Commission (“FTC”) in connection with the Merger. The request for information from the FTC, commonly referred to as a “Second Request” is part of HSR and has resulted in the need for additional time to provide the additional information requested. The parties have worked to respond expeditiously to this request and continue to work cooperatively with the FTC to obtain HSR clearance as promptly as possible. Closing of the transaction remains subject to the expiration or termination of the HSR waiting period and satisfaction of other customary closing conditions. The Company currently expects that closing of the transaction will occur during the third quarter of fiscal year 2012.

According to the terms of the Merger Agreement, the Company will issue 8.1 million shares of the Company’s common stock to Latrobe’s stockholders, subject to certain adjustments for working capital and other items. The Company will assume all third-party indebtedness incurred by Latrobe and will pay certain fees and expenses incurred by Latrobe in connection with the Merger or incurred prior to the Merger in connection with prior proposed securities offerings; provided, however, if the amount of debt or fees and expenses exceed certain thresholds, any excess amounts shall reduce the number of shares of Company common stock to be issued to Latrobe’s stockholders.

Under the Merger Agreement, a portion of the shares to be issued as merger consideration will be placed into escrow to secure Latrobe’s indemnification obligations and to account for pension funding issues of Latrobe. An indemnity escrow equal to $50 million worth of the Company common stock will be created to cover general indemnification claims. Assuming no claims are asserted, half of the indemnity escrow will be released on the first anniversary of the closing and the remaining shares will be released after 24 months. An additional 300,000 shares will be placed into a pension escrow account in connection with Latrobe’s Pension Funding Issues. The shares of Company common stock that will be placed in the pension escrow account may be reduced in the event that the working capital of Latrobe exceeds a certain threshold amount. After any adjustment based on the working capital of Latrobe, any remaining pension escrow shares will be released from the pension escrow over a period of 5 years following closing based on the level of a particular fixed income index over such 5-year period.

The Company has agreed that, upon consummation of the Merger and until the Company’s 2014 annual meeting of stockholders, certain of Latrobe’s stockholders will designate two persons who will be appointed to the Company’s Board of Directors. Certain of Latrobe’s stockholders (including those that have the right to designate directors to the Company’s Board of Directors) will, upon consummation of the Merger, agree that (i) during the period in which such Latrobe stockholders may appoint designees to the Company’s Board of Directors (or, in the event such designees resign from the Company’s Board of Directors, such shorter period) they will vote the shares of the Company’s common stock in favor of the Company’s nominees for directors and consistent with the recommendations of the Company’s Board of Directors on other matters, and (ii) for a period of five years following the consummation of the Merger, the Latrobe stockholders will not acquire any additional shares of the Company’s common stock or, with limited exceptions, sell their shares of the Company’s common stock where such sale would result in a third party’s ownership of more than 5% of the Company’s outstanding common stock. The Company has also agreed to grant limited registration rights in favor of such Latrobe stockholders.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Merger Agreement provides that either party may terminate the agreement in the event the Merger is not consummated by April 30, 2012, as long as the terminating party was not the cause for the consummation not occurring. If the Merger Agreement is terminated as a result of a failure to consummate the Merger by April 30, 2012, the Company shall be required to pay Latrobe a $5 million fee and will also be required to reimburse Latrobe for certain costs incurred in connection with seeking applicable antitrust approvals.

In connection with the Merger Agreement, the Company incurred approximately $2.4 million and $3.8 million of acquisition related costs during the three months and six months ended December 31, 2011, respectively.

Arwin Machining Plus, Ltd.

On December 15, 2011, the Company acquired substantially all of the assets of Arwin Machining Plus, Ltd. for a cash purchase price of $1.4 million. The assets, consisting principally of machinery and equipment will become integrated into the Canadian operations of Amega West Services, a wholly owned subsidiary of the Company. The Company believes the acquisition enhances Amega West’s machining capabilities by adding the expertise and positions necessary to increase responsive to customers and to assist with the development of new directional drilling applications. The purchase price was allocated $0.7 million to machinery and equipment and $0.7 million to goodwill, all of which is expected to be deductible for tax purposes.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amega West Services

On December 31, 2010, the Company acquired all of the members’ interests in Amega West Services, LLC (“Amega West”), a Houston-based manufacturer and service provider in the directional drilling industry, for a cash purchase price of $41.6 million. In connection with this acquisition, the Company also assumed $12.4 million of Amega West’s long-term debt, which was paid off in cash concurrently with closing of the purchase. Amega West is a leading manufacturer of high-precision components for measurement while drilling (“MWD”) and logging while drilling (“LWD”) housings, drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well. The consideration paid has been allocated as follows:

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

The purchase agreement includes an earn-out opportunity for certain management equity sellers, designed to drive earnings growth at Amega West. According to the terms of the earn-out, the Company held back approximately $2.8 million of the cash purchase price otherwise payable to the earn-out participants, and provided the participants with the opportunity to receive up to two times the holdback amount if certain earnings targets are achieved over a four and a half year period following the acquisition. $2.2 million of the earnout is guaranteed and is therefore considered as part of the total purchase price. The earnout payments in excess of the guaranteed minimum amount, if any, will be treated as compensation related to postcombination services.

The results of operations of Amega West have been included in the Consolidated Statements of Income since the acquisition date and are reported in the Performance Engineered Products segment. The acquisition of Amega West is not considered material to the consolidated financial statements and accordingly the Company will not disclose proforma information.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Carpenter Powder Products AB, a subsidiary of the Company based in Torshalla, Sweden, manufactures high-alloy powder and is currently one of Sandvik Powdermet AB’s major suppliers. The strategic partnership will provide the Company with access to Sandvik Powdermet AB’s market for near-net-shape powder products and will ensure Sandvik’s long-term supply of high quality powder. As the name implies, near-net-shapes are produced using a manufacturing technique in which the initial production of the item is very close to the final (net) shape, resulting in lower production costs for end users of the products. The strategic partnership is expected to provide accelerated growth opportunities for both companies in the powder metal markets, particularly in the energy end-use market. The two businesses, each with current annual revenues of approximately $20 million, will continue to operate under their current respective brands, Carpenter and Sandvik.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions, except per share data)	2011	2010	2011	2010

Net income attributable to Carpenter	$23.6	$9.3	$47.4	$16.9
Less: earnings and dividends allocated to participating securities	(0.2)	(0.1)	(0.4)	(0.2)

Earnings available to Carpenter common stockholders	$23.4	$9.2	$47.0	$16.7

Weighted average number of common shares outstanding, basic	44.4	44.1	44.4	44.1

Effect of shares issuable under share based compensation plans	0.7	0.6	0.7	0.5

Weighted average number of common shares outstanding, diluted	45.1	44.7	45.1	44.6

Basic earnings per common share	$0.53	$0.21	$1.06	$0.38

Diluted earnings per common share	$0.52	$0.21	$1.05	$0.38

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2011	2010	2011	2010

Stock options	0.1	0.4	0.1	0.4
Restricted stock awards	—	0.1	—	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of December 31, 2011 and June 30, 2011. The following is a summary of marketable securities, all of which were classified as available-for-sale as of December 31, 2011 and June 30, 2011:

	Fair Value	Fair Value	Fair Value
December 31, 2011		Unrealized Losses	Estimated Fair Value
($ in millions)	Cost

Non-current
Municipal auction rate securities	$6.1	$(1.1)	$5.0

	Fair Value	Fair Value	Fair Value
June 30, 2011		Unrealized Losses	Estimated Fair Value
($ in millions)	Cost
Current
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7

	$30.5	$—	$30.5

Non-current
Municipal auction rate securities	$6.1	$(0.8)	$5.3

For the six months ended December 31, 2011 and 2010, proceeds from sales and maturities of marketable securities were $30.4 million and $101.4 million, respectively.

5.	Inventories

Inventories consisted of the following components as of December 31, 2011 and June 30, 2011:

($ in millions)	December 31, 2011	June 30, 2011
Raw materials and supplies	$88.0	$63.3
Work in process	227.1	171.9
Finished and purchased products	117.4	93.4

Total inventory	$432.5	$328.6

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2011 and June 30, 2011:

($ in millions)	December 31, 2011	June 30, 2011
Accrued pension liabilities	$53.1	$30.7
Accrued compensation	27.4	41.2
Derivative financial instruments	24.0	7.7
Accrued postretirement benefits	15.3	15.2
Other	38.4	30.1

Total accrued liabilities	$158.2	$124.9

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months and six months ended December 31, 2011 and 2010 were as follows:

Three months ended December 31, ($ in millions)	Pension Plans		Other Postretirement Plans
	2011	2010	2011	2010
Service cost	$5.5	$5.6	$0.7	$0.7
Interest cost	12.3	11.6	2.7	2.7
Expected return on plan assets	(13.0)	(11.3)	(1.6)	(1.3)
Amortization of net loss	4.3	7.2	0.6	1.5
Amortization of prior service cost (benefit)	0.2	0.3	(1.9)	(1.9)

Net pension expense	$9.3	$13.4	$0.5	$1.7

Six months ended December 31, ($ in millions)	Pension Plans		Other Postretirement Plans
	2011	2010	2011	2010
Service cost	$11.1	$11.3	$1.4	$1.4
Interest cost	24.6	23.2	5.4	5.5
Expected return on plan assets	(26.0)	(22.6)	(3.2)	(2.5)
Amortization of net loss	8.7	14.4	1.2	3.0
Amortization of prior service cost (benefit)	0.4	0.6	(3.9)	(4.0)

Net pension expense	$18.8	$26.9	$0.9	$3.4

During the six months ended December 31, 2011, the Company made $15.4 million of required contributions to its U.S. defined benefit pension plan. The Company currently expects to make $12.3 million in required contributions to its U.S. defined benefit pension plan during the remainder of fiscal year 2012.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Revolving Credit Agreement

The Company has a $350 million syndicated credit agreement (“Credit Agreement”) that extends to June 21, 2016. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95% (1.20% as of December 31, 2011), and for Base Rate-determined loans, from 0.0% to 0.95% (0.20% as of December 31, 2011). The Company also pays a quarterly facility fee ranging from 0.10% to 0.45% (0.20% as of December 31, 2011), determined based upon the Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95% (1.20% as of December 31, 2011), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2011, the Company had $3.5 million of issued letters of credit under the Credit Agreement, with the balance of $346.5 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 for December 31, 2011 and thereafter). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization, and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2011, the Company was in compliance with all of the covenants of the Credit Agreement.

9.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three and six months ended December 31, 2011, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at December 31, 2011 and June 30, 2011.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company and many others engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011, the Company recorded a liability related to this case of $21.8 million. On July 19, 2011, the Company entered into a settlement agreement providing for a dismissal of the lawsuit and a complete release in the Company’s favor by all parties to the litigation in exchange for a payment of $21.8 million, which the Company paid in September 2011. The Company expects that no additional liabilities will be incurred related to this matter.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Following discussions with U.S. Customs’ Houston Office, the Company negotiated a settlement offer of $1.1 million to resolve this matter. This settlement offer, along with the $1.1 million in advance payments, was presented to U.S. Customs’ National Headquarters for approval with the endorsement of the Houston Office. In December 2011, the Company was notified that the settlement offer was accepted by U.S. Customs. The Company does not expect that any additional liabilities will be incurred related to this matter.

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that had been recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of December 31, 2011.

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

December 31, 2011	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$—	$5.0	$5.0
Derivative financial instruments	—	4.8	4.8

Total assets	$—	$9.8	$9.8

Liabilities:
Derivative financial instruments	$—	$40.7	$40.7

June 30, 2011	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	20.0	20.0

Total assets	$30.5	$25.3	$55.8

Liabilities:
Derivative financial instruments	$—	$14.1	$14.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2011		June 30, 2011
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$407.4	$407.3	$507.8	$515.9
Company-owned life insurance	$11.3	$11.3	$11.4	$11.4

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of December 31, 2011 and June 30, 2011 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

11.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2011	2010	2011	2010
Continued Dumping and Subsidy Offset Act receipt	$0.1	$0.4	$0.1	$0.4
Interest income	0.3	0.2	0.6	0.4

Unrealized gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	0.7	1.3	(0.6)	1.9
Equity in earnings (losses) of unconsolidated subsidiaries	(1.1)	0.7	(0.3)	1.2
Other income (expense)	0.4	0.4	(0.2)	0.6

Total other income (expense), net	$0.4	$3.0	$(0.4)	$4.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Derivatives and Hedging Activities

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2011 and June 30, 2011, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging – Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of December 31, 2011 and June 30, 2011, the total notional amount of floating interest rate contracts was $45.0 million and $65.0 million, respectively. For the three months ended December 31, 2011 and 2010, net gains of $0.4 million and $0.6 million, respectively, were recorded as a reduction to interest expense. For the six

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended December 31, 2011 and 2010, net gains of $0.7 million and $1.2 million, respectively, were recorded as a reduction to interest expense. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2011 and June 30, 2011:

December 31, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$2.5	$0.1	$2.8
Other assets	1.7	—	0.3	2.0

Total asset derivatives	$1.9	$2.5	$0.4	$4.8

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.8	$23.2	$24.0
Other liabilities	—	0.6	16.1	16.7

Total liability derivatives	$—	$1.4	$39.3	$40.7

June 30, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.8	$—	$5.4	$6.2
Other assets	2.0	—	11.8	13.8

Total asset derivatives	$2.8	$—	$17.2	$20.0

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.9	$6.8	$7.7
Other liabilities	—	—	6.4	6.4

Total liability derivatives	$—	$0.9	$13.2	$14.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and six months ended December 31, 2011 and 2010:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$13.4	$8.6	$(40.3)	$21.5
Foreign exchange contracts	(1.2)	0.6	0.2	(0.9)
Forward interest rate swaps	—	6.8	—	6.0

Total	$12.2	$16.0	$(40.1)	$26.6

($ in millions)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship:	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Three Months Ended December 31,		Six Months Ended December 31,
		2011	2010	2011	2010
Commodity contracts	Cost of sales	$(5.3)	$1.7	$(6.8)	$1.4
Foreign exchange contracts	Net sales	0.4	(0.3)	0.4	(0.2)

Total		$(4.9)	$1.4	$(6.4)	$1.2

The Company estimates that $20.7 million of net derivative losses included in AOCI as of December 31, 2011 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended December 31, 2011. There was no ineffectiveness during the three months and six months ended December 31, 2011 and 2010.

The changes in AOCI associated with derivative hedging activities during the three months and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2011	2010	2011	2010
Balance at beginning	$(29.9)	$4.2	$2.6	$(2.4)
Current period changes in fair value, net of tax	3.5	11.2	(29.7)	17.3
Reclassification to earnings, net of tax	4.0	(1.2)	4.7	(0.7)

Balance at ending	$(22.4)	$14.2	$(22.4)	$14.2

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of December 31, 2011 and June 30, 2011, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended December 31, 2011 was $14.7 million, or 38.2 percent of pre-tax income as compared with $1.4 million, or 13.0 percent of pre-tax income for the three months ended December 31, 2010. For the six months ended December 31, 2011, income tax expense was $27.2 million, or 36.4 percent of pre-tax income, as compared with income tax expense of $5.2 million, or 23.4 percent of pre-tax income, for the six months ended December 31, 2010. The prior year periods included benefits for the retroactive extension of the research and development tax credit from the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act enacted in December of 2010. Income tax expense for the current periods were negatively impacted by a state tax legislative change and non-deductible expenses related to the Latrobe Merger.

14.	Business Segments

In January 2012, the Company announced a change to its reportable segments. The Company now has two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Limestone County, Alabama. The combined assets of the SAO operations will be managed in an integrated manner to optimize efficiency and profitability across the total system.

The PEP segment is comprised of the Company’s differentiated operations. This includes the Dynamet titanium business, the Carpenter Powder Products business, and the Amega West business. The businesses in the PEP segment will be managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

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

On a consolidated basis, there were no significant customers that accounted for more than 10 percent of the total net sales during the three months and six months ended December 31, 2011 and December 31, 2010.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The historical segment information below for the three months and six months ended December 31, 2010 below was recast to conform to the fiscal 2012 presentation.

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2011	2010	2011	2010
Net Sales:
Specialty Alloys Operations	$360.5	$325.8	$696.3	$623.0
Performance Engineered Products	82.3	45.4	166.5	94.6
Other	9.5	9.2	19.6	18.5
Intersegment	(21.2)	(4.8)	(37.2)	(8.8)

Consolidated net sales	$431.1	$375.6	$845.2	$727.3

Operating Income:
Specialty Alloys Operations	$50.9	$26.7	$97.2	$52.7
Performance Engineered Products	10.4	4.7	22.2	11.4
Other	0.7	0.2	1.2	0.4
Corporate costs	(12.6)	(10.6)	(22.8)	(20.5)
Pension earnings, interest & deferrals	(3.6)	(8.8)	(7.2)	(17.6)
Intersegment	(1.9)	(0.1)	(2.7)	(0.2)

Consolidated operating income	$43.9	$12.1	$87.9	$26.2

Depreciation and Amortization:
Specialty Alloys Operations	$13.0	$12.4	$26.1	$24.8
Performance Engineered Products	4.3	1.4	8.5	2.8
Other	0.1	0.1	0.2	0.2
Corporate	1.3	1.2	2.6	2.3
Intersegment	(0.1)	—	(0.2)	—

Consolidated depreciation and amortization	$18.6	$15.1	$37.2	$30.1

Capital Expenditures:
Specialty Alloys Operations	$22.0	$7.1	$39.6	$13.7
Performance Engineered Products	10.2	1.7	18.8	2.7
Other	—	0.2	—	0.2
Corporate	1.5	0.6	3.3	1.1
Intersegment	(0.7)	—	(1.4)	—

Consolidated capital expenditures	$33.0	$9.6	$60.3	$17.7

	December 31, 2011	June 30, 2011
Total Assets:
Specialty Alloys Operations	$1,229.6	$1,186.2
Performance Engineered Products	341.2	319.6
Other	29.9	29.9
Corporate	283.1	471.7
Intersegment	(9.0)	(15.5)

Consolidated total assets	$1,874.8	$1,991.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. ASU 2011-05 eliminates the option to present items of other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. The Company is evaluating if other comprehensive income will be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements and does not expect the adoption of ASU 2011-05 to have a significant impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 amends previous guidance on the testing of goodwill for impairment and is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to provide information to help reconcile differences in offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new disclosure requirements in ASU 2011-11 mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance in ASU 2011-11 is required to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the impact of the adoption of ASU 2011-11 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are engaged in the manufacturing, fabrication, and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs. We are also a manufacturer and service provider of high-precision components for measurement while drilling (“MWD”) and logging while drilling (“LWD”), drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the well.

In January 2012, the Agreement and Plan of Merger dated June 20, 2011 pursuant to which we intend to acquire Latrobe Specialty Metals, Inc. (“Latrobe”) was amended (as amended, the “Merger Agreement”). According to the terms of the Merger Agreement, we will issue 8.1 million shares of our common stock to the current owners of Latrobe, subject to certain adjustments. We also expect to pay approximately $170 million in cash to eliminate Latrobe debt at closing and reimburse certain transaction costs. In August 2011, we announced that each party received a request for additional information from the U.S. Federal Trade Commission (“FTC”) in connection with this pending transaction. The request for information from the FTC, commonly referred to as a “Second Request” was issued as a result of the regulatory process under the Hart-Scott Rodino Antitrust Improvement Act of 1976 (“HSR”) and has resulted in the need for additional time to provide the additional information requested. The parties have worked to respond expeditiously to this Second Request and continue to work cooperatively with the FTC to obtain HSR clearance as promptly as possible. Closing of the transaction remains subject to the expiration or termination of the HSR waiting period and satisfaction of other customary closing conditions. We currently expect closing to occur during the third quarter of fiscal year 2012.

In the first quarter of fiscal year 2012, we announced our plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational in approximately 30 months. The facility is expected to be built on a 230 acre greenfield site located in Limestone County, Alabama at a total cost of approximately $500 million. The site selection process included analyzing state, county and local incentives, utility costs, and labor resources. The state of Alabama and local government entities put together a compelling package, including various tax initiatives, infrastructure grants, and training programs. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and six-month period ended December 31, 2011 and the comparable periods of fiscal year 2011, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

Changes to Segment Reporting

In January 2012, we announced change to our reportable segments, beginning with our second quarter results of fiscal year 2012, to align with a new operating model in which its integrated steel mill operations will be managed distinctly from the collection of other differentiated business unit operations. Initially, there will be two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”). Once the Company completes its acquisition of Latrobe Specialty Metals, Latrobe will become a third reportable segment. Previously, the Company’s reportable segments consisted of Premium Alloys Operations, Advanced Metals Operations and Emerging Ventures.

The SAO segment will be comprised of Carpenter’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Limestone County, Alabama. The combined assets of the SAO operations will be managed in an integrated manner to optimize efficiency and profitability across the total system.

The PEP segment will be comprised of Carpenter’s differentiated operations. This includes the Dynamet titanium business, the Carpenter Powder Products business, and the Amega West business. The businesses in the PEP segment will be managed with an entrepreneurial structure to promote speed and flexibility, and drive overall revenue and profit growth.

In conjunction with the segment reporting changes, we also made a few modifications to our supplemental end-use market and product class reporting. For end-use market reporting, Aerospace end-use market sales was broadened to incorporate Aerospace and Defense. Industrial and Consumer end-use market sales was combined as Industrial and Consumer. The Automotive end-use market was broadened to Transportation to reflect sales in non-automotive markets like marine. All distribution businesses sales will be reported as a separate end-use market called Distribution. For product class reporting, sales of powder metal products were broken out and a new category of Alloy and Tool Steels was added. The changes are intended to better segregate growth areas of premium products such as high temperature nickel-based special alloys, titanium products and powder metals, while also reflecting the anticipated product classes and businesses expected to be gained through the anticipated Latrobe acquisition.

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

Approximately 40 percent our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains or losses on the commodity forward contracts are reclassified from other comprehensive income together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our costs of goods sold reflect such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer term, our customer long-term arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $9.8 million or $0.13 per diluted share versus $15.1 million or $0.21 per diluted share in the same quarter last year. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Income. The following is a summary of the classification of net pension expense for the three months and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2011	2010	2011	2010
Cost of sales	$7.2	$11.5	$14.5	$22.9
Selling, general and administrative expenses	2.6	3.6	5.2	7.4

Net pension expense	$9.8	$15.1	$19.7	$30.3

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net pension expense for fiscal year 2012 will be $39.4 million as compared with $60.8 million recorded in fiscal year 2011.

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2011	2010	2011	2010
Service cost	$6.2	$6.3	$12.5	$12.7
Pension earnings, interest and deferrals	3.6	8.8	7.2	17.6

Net pension expense	$9.8	$15.1	$19.7	$30.3

Operating Performance Overview

For the quarter ended December 31, 2011, we reported net income attributable to Carpenter of $23.6 million, or $.52 per diluted share, compared with income attributable to Carpenter for the same period a year earlier of $9.3 million, or $0.21 per diluted share. Our second quarter results reflect continued execution of our strategy to optimize the core business by growing premium product volume and improving our overall profit per pound through pricing and mix management actions. Our success in driving more premium volume through our limited capacity and actions to improve our product mix enabled us to more than double our profit per pound from a year ago.

Results of Operations – Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

Net Sales

Net sales for the three months ended December 31, 2011 were $431.1 million, which was a 15 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 19 percent. Overall, pounds shipped were 7 percent lower than the second fiscal quarter a year ago. Within our overall net sales results for our recent second quarter, our net sales excluding surcharge revenues increased 12 percent on 4 percent higher volume for our premium products, including special alloys, titanium and powder metals, while revenues excluding surcharge revenues for our stainless products increased 31 percent on 12 percent lower volume. The results reflect our deliberate actions to grow premium products and strengthen overall product mix.

Geographically, sales outside the United States increased 20 percent from the same period a year ago to $142.5 million. International growth was led by increased demand for materials used for aerospace, high value automotive applications and industrial gas turbines, particularly in net sales to customers in Europe, which increased 28 percent from a year ago. Total international sales in the quarter represented 33 percent of total net sales, compared with 32 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Aerospace and defense	$192.2	$152.8	$39.4	26%
Industrial and consumer	105.0	113.5	(8.5)	(7)
Energy	61.3	41.3	20.0	48
Medical	31.7	26.0	5.7	22
Transportation	31.4	32.8	(1.4)	(4)
Distribution	9.5	9.2	0.3	3

Total net sales	$431.1	$375.6	$55.5	15%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Aerospace and defense	$142.6	$114.4	$28.2	25%
Industrial and consumer	75.8	76.1	(0.3)	(0)
Energy	51.7	32.7	19.0	58
Medical	28.2	21.7	6.5	30
Transportation	22.5	22.9	(0.4)	(2)
Distribution	9.5	9.2	0.3	3

Total net sales excluding surcharge revenues	$330.3	$277.0	$53.3	19%

Sales to the aerospace and defense market increased 26 percent from the second quarter a year ago to $192.2 million. Excluding surcharge revenue, sales increased 25 percent from the second quarter a year ago on 12 percent higher shipment volume. Aerospace and defense results reflect strength in all areas. Demand for titanium fastener material is near record levels and demand for nickel and stainless fastener material has shown significant growth over the last year. Demand for engine components continues to be strong driven by high build rates. Increased sales of materials used in aerospace structural components contributed 11 points of the overall growth rate this quarter.

Industrial and consumer market sales decreased 7 percent from the second quarter a year ago to $105.0 million. Excluding surcharge revenue, sales remained relatively flat on a 19 percent decrease in shipment volume. The year-over-year results reflect the continued impact of mix management and pricing actions. The decline in shipment volume was mainly related to reduced sales of lower value materials used for general industrial, housing and appliance applications. The improvement in product mix resulted from increased sales of higher value alloys used in precision fittings, powder near-net-shape components and select magnetics applications.

Sales to the energy market of $61.3 million reflected a 48 percent increase from the second quarter a year ago. Excluding surcharge revenue, sales increased 58 percent from a year ago on higher shipment volume of 23 percent. The revenue increase was driven primarily by the Amega West acquisition which contributed 34 percentage points to the revenue growth rate. The remaining revenue and the shipment volume growth are attributable to increased demand for materials used for industrial gas turbines and in the oil and gas sector. Activity in the industrial gas turbine continues to grow as natural gas prices remain low and utilities shift away from coal fired power plants. The oil and gas sector continued to grow with the directional drilling rig counts hitting another new peak this year.

Sales to the medical market increased 22 percent from a year ago to $31.7 million. Excluding surcharge revenue, sales increased 30 percent on higher shipment volume of 16 percent. Nearly half of the growth in shipment volumes is attributable to increased sales of higher value titanium products, which had a positive impact on product mix. The results also reflect broad based growth experienced across the balance of the product portfolio.

Transportation market sales decreased 4 percent from the second quarter a year ago to $31.4 million. Excluding surcharge revenue, sales decreased 2 percent on 18 percent lower shipment volume from the second quarter a year ago. The results reflect overall lower shipment volumes related to mix management actions that targeted a reduction in lower value products. These reductions in shipment volumes were offset by growth in sales for high value materials required in turbo charger, gasket and fuel system applications, used in smaller, higher efficiency turbo charged engines, particularly in Europe.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Special alloys	$205.7	$189.3	$16.4	9%
Stainless steels	149.4	126.3	23.1	18
Titanium products	36.7	28.2	8.5	30
Powder metals	16.3	13.1	3.2	24
Alloy and Tool steel	5.2	6.3	(1.1)	(17)
Distribution and other	17.8	12.4	5.4	44

Total net sales	431.1	375.6	55.5	15%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Special alloys	$136.3	$127.6	$8.7	7%
Stainless steels	120.4	91.7	28.7	31
Titanium products	36.7	28.2	8.5	30
Powder metals	15.2	12.1	3.1	26
Alloy and Tool steel	4.1	5.0	(0.9)	(18)
Distribution and other	17.6	12.4	5.2	42

Total net sales excluding surcharge revenues	$330.3	$277.0	$53.3	19%

Sales of special alloys products increased 9 percent from a year ago. Excluding surcharge revenues, sales increased 7 percent on a 1 percent increase in shipment volume. The results for the current quarter reflect overall sales increases in our higher value alloys used in the aerospace and energy markets as well as the positive impacts of our mix management initiatives.

Sales of stainless steels increased 18 percent from a year ago to $149.4 million. Excluding surcharge revenues, sales increased 31 percent on 12 percent lower shipment volume. Our Amega West business accounted for 12 percent of the year over year growth in net sales excluding surcharge revenues. In addition, the results reflect the benefits of strengthening product mix and pricing actions in the energy, medical, automotive and consumer markets.

Sales of titanium products increased 30 percent from a year ago on 17 percent higher volume to $36.7 million. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets combined with the benefits of higher titanium prices, a shift in product mix and pricing actions.

Sales of powder metals increased 24 percent from a year ago to $16.3 million. Excluding surcharge revenues, sales increased 26 on a 15 percent increase in shipment volume. The results reflect strong demand in the industrial end-use market as well as the positive impacts of pricing and mix management initiatives aimed at improving product mix.

Sales of alloy and tool steel decreased 17 percent from a year ago to $5.2 million. Excluding surcharge revenues, sales decreased 18 percent on 27 percent lower shipment volumes. The results reflect the impacts of our pricing and mix management initiatives aimed at growing more premium products.

Gross Profit

Our gross profit in the second quarter increased 72 percent to $84.3 million, or 19.6 percent of net sales (25.5 percent of net sales excluding surcharges), as compared with $49.1 million, or 13.1 percent of net sales (17.7 percent of net sales excluding surcharges), in the same quarter a year ago. The higher gross profit in this year’s second quarter was driven by an improved product mix, higher prices, as well as increased profit contributions from all of our PEP businesses.

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

	Three Months Ended December 31,
($ in millions)	2011	2010
Net sales	$431.1	$375.6
Less: surcharge revenue	100.8	98.6

Net sales excluding surcharge revenues	$330.3	$277.0

Gross profit	$84.3	$49.1

Gross margin	19.6%	13.1%

Gross margin excluding dilutive effect of surcharge revenues	25.5%	17.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $38.0 million were 8.8 percent of net sales (11.5 percent of net sales excluding surcharges) as compared with $36.3 million or 9.7 percent of net sales (13.1 percent of net sales excluding surcharges) in the same quarter a year ago. The increase principally reflects the inclusion of selling, general and administrative costs associated with Amega West.

Operating Income

Our operating income in the recent second quarter increased to $43.9 million as compared with $12.1 million in the same quarter a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 14.4 percent for the current quarter as compared with 7.5 percent a year ago.

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

($ in millions)	Three Months Ended December 31,
	2011	2010
Net sales	$431.1	$375.6
Less: surcharge revenue	100.8	98.6

Net sales excluding surcharges	$330.3	$277.0

Operating income	$43.9	$12.1
Add back: pension EID expense	3.6	8.8

Operating income excluding pension EID expense	$47.5	$20.9

Operating margin excluding surcharges and pension EID expense	14.4%	7.5%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted operating margin, excluding surcharges, by 70 basis points during the recent second quarter and negatively impacted our operating margin, excluding surcharges, by 220 basis points during the prior year’s second quarter.

Interest Expense

Interest expense for the quarter was $5.8 million compared with $4.3 million in the year-ago period due to the impact of our recent financing actions. The increase reflects the net impact of a higher debt level albeit at a lower average interest rate.

Other Income (Expense), Net

Other income was $0.4 million for the recent quarter compared with other income of $3.0 million in the second quarter a year ago. The decrease is due to the lower contributions from our joint ventures, a reduction in market value of assets supporting certain non-qualified retirement plans, and the elimination of receipts from the Continued Dumping and Subsidiary Offset Act of 2000.

Income Taxes

Income taxes in the recent second quarter were $14.7 million, or 38.2 percent of pre-tax income versus $1.4 million, or 13.0 percent of pre-tax income in the same quarter a year ago. Income tax expense for the current periods were negatively impacted by a state tax legislative change and non-deductible acquisition related expenses associated with the Latrobe merger. The prior year periods included benefits for the retroactive extension of the research and development tax credit from the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act enacted in December of 2010.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended		$	%
	December 31,		(Decrease)	(Decrease)
(Pounds sold, in thousands)	2011	2010	Increase	Increase

Specialty Alloys Operations	47,078	50,348	(3,270)	(6)
Performance Engineered Products	3,434	3,088	346	11
Intersegment	(1,470)	(704)	(766)	109

Consolidated pounds sold	49,042	52,732	(3,690)	(7	) %

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Specialty Alloys Operations	$360.5	$325.8	$34.7	11%
Performance Engineered Products	82.3	45.4	36.9	81
Other	9.5	9.2	0.3	3
Intersegment	(21.2)	(4.8)	(16.4)	342

Total net sales	$431.1	$375.6	$55.5	15%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Specialty Alloys Operations	$258.1	$228.4	$29.7	13%
Performance Engineered Products	81.2	44.3	36.9	83
Other	9.5	9.2	0.3	3
Intersegment	(18.5)	(4.9)	(13.6)	278

Total net sales excluding surcharge revenues	$330.3	$277.0	$53.3	19%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2011 for the SAO segment increased 11 percent to $360.5 million, as compared with $325.8 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 13 percent on 6 percent lower shipment volume from a year ago. The results reflect increased shipment volume in our premium products through our limited capacity as well as the positive impacts of our pricing actions and mix management efforts.

Operating income for the SAO segment was $50.9 million or 14.1 percent of net sales (19.7 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $26.7 million or 8.2 percent of net sales (11.7 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of our pricing actions, a strong product mix and improvements to our operating cost performance.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2011 for the PEP segment increased 81 percent to $82.3 million, as compared with $45.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 83 percent on 11 percent higher shipment volume from a year ago. The increase in net sales is due the contribution of our recently acquired Amega West business as well as strong demand in the aerospace, energy and medical markets.

Operating income for the PEP segment was $10.4 million or 12.6 percent of net sales (12.8 percent of net sales excluding surcharge revenue) in the recent second quarter, compared with $4.7 million or 10.4 percent of net sales (10.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income in the current quarter as compared with the same period of the prior year reflects the impacts of the higher volumes particularly in premium products and the positive impacts of our mix management actions.

Results of Operations – Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010

Net Sales

Net sales for the six months ended December 31, 2011 were $854.2 million, which was a 16 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 19 percent. Overall, pounds shipped were 5 percent lower than the same period a year ago. The results reflect our focus on growing our premium product lines as well as the positive impacts of our pricing and mix management initiatives.

Geographically, sales outside the United States increased 25 percent from the same period a year ago to $280.7 million. International growth was led by Europe which experienced increased demand for materials used for aerospace engines, automotive fuel systems, and energy applications. In addition, Canada experienced demand growth in aerospace and oil and gas exploration. Total international sales in the current year represented 33 percent of total net sales, compared with 31 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Aerospace and defense	$366.9	$301.5	$65.4	22%
Industrial and consumer	210.5	219.1	(8.6)	(4)
Energy	120.5	71.1	49.4	69
Medical	64.9	54.6	10.3	19
Transportation	62.8	62.5	0.3	—
Distribution	19.6	18.5	1.1	6

Total net sales	$845.2	$727.3	$117.9	16%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Aerospace and defense	$271.0	$224.6	$46.4	21%
Industrial and consumer	149.3	149.3	—	—
Energy	102.1	57.4	44.7	78
Medical	57.4	46.4	11.0	24
Transportation	44.5	44.5	—	—
Distribution	19.6	18.5	1.1	6

Total net sales excluding surcharge revenues	$643.9	$540.7	$103.2	19%

Sales to the aerospace and defense market increased 22 percent from the same period a year ago to $366.9 million. Excluding surcharge revenue, sales increased 21 percent from the same period a year ago on 11 percent higher shipment volume. Aerospace and defense results were driven by increased demand for materials used in fastener, engines, and structural components. Demand for titanium fastener material is expected to surpass prior peak levels within this fiscal year and demand for nickel and stainless fastener material has shown significant growth over the last year. Demand for engine components continues to be strong driven by high build rates.

Industrial and consumer market sales decreased 4 percent from the same period a year ago to $210.5 million. Excluding surcharge revenue, sales were flat on a 15 percent decrease in shipment volume. The year-over-year results reflect the impact of mix management and pricing actions that resulted in reduced sales of lower value materials used for general industrial applications and increased sales to meet demand growth for higher value materials for fittings and powder near-net-shape components.

Sales to the energy market of $120.5 million reflected a 69 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 78 percent from a year ago on 23 percent higher shipment volume. The Amega West acquisition contributed 49 percentage points to the net sales excluding surcharge revenue growth rate. The remaining revenue and the volume growth are attributable to increased demand for materials used for industrial gas turbines and in the oil and gas sector.

Sales to the medical market increased 19 percent from a year ago to $64.9 million. Excluding surcharge revenue, sales increased 24 percent on higher shipment volume of 12 percent. The results reflect increased demand, share gain and growth of higher priced titanium products and a richer product mix as compared with the same period in the prior year.

Transportation market sales remained relatively flat from the same period a year ago at $62.8 million. Excluding surcharge revenue, sales remained flat on 15 percent lower shipment volume from the same period a year ago. The revenue growth is again attributable to pricing and mix management efforts that resulted in increased participation in higher valve turbo charger and fuel system components, combined with a reduction in lower value products.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Special alloys	$401.7	$362.9	$38.8	11%
Stainless steels	291.0	240.1	50.9	21
Titanium products	75.4	61.3	14.1	23
Powder metals	31.2	25.9	5.3	20
Alloy and Tool steel	12.0	12.4	(0.4)	(3)
Distribution and other	33.9	24.7	9.2	37

Total net sales	845.2	727.3	117.9	16%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Special alloys	$264.3	$244.3	$20.0	8%
Stainless steels	232.2	176.8	55.4	31
Titanium products	75.4	61.3	14.1	23
Powder metals	29.0	23.8	5.2	22
Alloy and Tool steel	9.3	9.8	(0.5)	(5)
Distribution and other	33.7	24.7	9.0	36

Total net sales excluding surcharge revenues	$643.9	$540.7	$103.2	19%

Sales of special alloy products increased 11 percent from a year ago. Excluding surcharge revenues, sales increased 8 percent on a 1 percent increase in shipment volume. The results for the current year reflect overall increases in our higher value alloys used in the aerospace and energy markets offset by declines in shipment volume of lower value materials.

Sales of stainless steels increased 21 percent from a year ago to $291.0 million. Excluding surcharge revenues, sales increased 31 percent on 8 percent lower shipment volume. The results reflect the benefits of strengthening product mix and pricing actions in the energy, medical, automotive and consumer markets.

Sales of titanium products increased 23 percent from a year ago on 12 percent higher shipment volume to $75.4 million. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets combined with the benefits of higher titanium prices, a shift in product mix and pricing actions.

Sales of powder metals increased 20 percent from a year ago to $31.2 million. Excluding surcharge revenues, sales increased 22 percent on 13 percent higher shipment volumes. The results reflect strong demand for powder products across the energy and consumer and industrial end-use markets as well as the positive impacts of pricing and mix management initiatives.

Sales of alloy and tool steel decreased 3 percent from a year ago to $12.0 million. Excluding surcharge revenues, sales decreased 5 percent on 20 percent lower shipment volume. The results reflect the impacts of our pricing and mix management initiatives aimed at growing more premium products and deliberate actions to reduce sales of lower value products.

Gross Profit

Our gross profit in the six months ended December 31, 2011 increased 67 percent to $165.5 million, or 19.6 percent of net sales (25.7 percent of net sales excluding surcharges), as compared with $98.9 million, or 13.6 percent of net sales (18.3 percent of net sales excluding surcharges), in the same period a year ago. The higher gross profit in the current period was driven by an improved product mix, higher prices and strong operating performance.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for the comparative six-month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2011	2010
Net sales	$845.2	$727.3
Less: surcharge revenue	201.3	186.6

Net sales excluding surcharges	$643.9	$540.7

Gross profit	$165.5	$98.9

Gross margin	19.6%	13.6%

Gross margin excluding dilutive effect of surcharges	25.7%	18.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $73.8 million were 8.7 percent of net sales (11.5 percent of net sales excluding surcharges) as compared with $72.0 million or 9.9 percent of net sales (13.3 percent of net sales excluding surcharges) in the same period a year ago. The results reflect increases associated with the addition of our recent acquisition of Amega West business. In addition, the reduction in total selling, general and administrative expenses as a percentage of net sales in the current year is consistent with our strategy to control overhead cost growth to well below the rate of revenue growth.

Operating Income

For the six months ended December 31, 2011, our operating income increased to $87.9 million as compared with $26.2 million in the same period a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 14.8 percent for the six months ended December 31, 2011 as compared with 8.1 percent a year ago.

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

($ in millions)	Six Months Ended December 31,
	2011	2010
Net sales	$845.2	$727.3
Less: surcharge revenue	201.3	186.6

Net sales excluding surcharge revenues	$643.9	$540.7

Operating income	$87.9	$26.2
Add back: pension EID expense	7.2	17.6

Operating income excluding pension EID expense	$95.1	$43.8

Operating margin excluding surcharge revenues and pension EID expense	14.8%	8.1%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations had no impact on operating margin, excluding surcharges, during the six months ended December 31, 2011 and negatively impacted our operating margin, excluding surcharges, by 170 basis points during the same period in the prior year.

Interest Expense

Interest expense for the six months ended December 31, 2011 was $12.7 million compared with $8.5 million in the year-ago period due to the impact of our recent financing actions. This mainly represents the net impact of a higher debt level albeit at a lower average interest rate. A portion of the incremental debt was reduced as a $100 million note matured and was repaid in fiscal year 2012.

Other Income (Expense), Net

Other expense was $0.4 million for the six months ended December 31, 2011 compared with other income of $4.5 million for the comparable six month period of fiscal year 2011. The decrease is due to the reduction in market value of assets supporting certain non-qualified retirement plans, less receipts from the “Continued Dumping and Subsidiary Offset Act of 2000” and lower contribution from our joint ventures.

Income Taxes

Income taxes in the six months ended December 31, 2011 were $27.2 million, or 36.4 percent of pre-tax income versus $5.2 million, or 23.4 percent of pre-tax income for the six months ended December 31, 2010. Income tax expense for the current periods were negatively impacted by a state tax legislative change and non-deductible acquisition related expenses associated with the Latrobe merger. The prior year periods included benefits for the retroactive extension of the research and development tax credit from the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act enacted in December of 2010.

Business Segment Results

We have two reportable business segments: Special Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for our volumes by business segment:

	Six Months Ended		$	%
	December 31,		(Decrease)	(Decrease)
(Pounds sold, in thousands)	2011	2010	Increase	Increase

Specialty Alloys Operations	91,288	95,952	(4,664)	(5)
Performance Engineered Products	6,872	6,330	542	9
Intersegment	(2,094)	(1,360)	(734)	54

Consolidated pounds sold	96,066	100,922	(4,856)	(5	) %

The following table includes comparative information for our net sales by business segment:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Specialty Alloys Operations	$696.3	$623.0	$73.3	12%
Performance Engineered Products	166.5	94.6	71.9	76
Other	19.6	18.5	1.1	6
Intersegment	(37.2)	(8.8)	(28.4)	323

Total net sales	845.2	727.3	117.9	16%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Specialty Alloys Operations	$492.6	$438.7	$53.9	12%
Performance Engineered Products	164.2	92.3	71.9	78
Other	19.6	18.5	1.1	6
Intersegment	(32.5)	(8.8)	(23.7)	269

Total net sales excluding surcharge revenues	$643.9	$540.7	$103.2	19%

Special Alloys Operations Segment

Net sales for the six months ended December 31, 2011 for the SAO segment increased 12 percent as compared to the same period a year ago to $696.3 million, Excluding surcharge revenue, net sales increased 12 percent on 5 percent lower shipment volume from a year ago. The results reflect increased shipment volume in our premium products through our limited capacity as well as the positive impacts of our pricing actions and mix management efforts.

Operating income for the six months ended December 31, 2011 for the SAO segment was $97.2 million or 14.0 percent of net sales (19.7 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2011, as compared with $52.7 million or 8.5 percent of net sales (12.0 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impacts of our pricing actions, a strong product mix and improvements to our operating costs.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2011 for the PEP segment increased 76 percent to $166.5 million, as compared with $94.6 million in the same period a year ago. Excluding surcharge revenue, net sales increased 78 percent on 9 percent higher shipment volume from a year ago. The increase in net sales is due to the addition of the Amega West business and strong demand in the aerospace and energy markets.

Operating income for the PEP segment was $22.2 million or 13.3 percent of net sales (13.5 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2011, compared with $11.4 million or 12.1 percent of net sales (12.4 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income in the current period as compared with the same period of the prior year reflects the impacts of the higher volumes and sales and mix management actions.

Liquidity and Financial Condition

During the six months ended December 31, 2011, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $105.5 million as compared to negative $136.4 million for the same period a year ago. The negative free cash flow in the six months ended December 31, 2011 reflects the increase in working capital led by the higher inventory levels. The free cash flow results in the for the six months ended December 31, 2011 also reflect the payment of required pension contributions of $15.4 million and the Boarhead Farms settlement payment of $21.8 million. In addition, capital expenditures for plant, equipment and software were $60.3 million for the six months ended December 31, 2011, as compared with $17.7 million for the same period a year ago. The increase in capital spending principally reflects our capacity expansion projects. We expect to finish the fiscal year with about $175 million of capital expenditures.

Dividends during the six months ended December 31, 2011 were $16.2 million as compared to $16.0 million in the six months ended December 31, 2010, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $319 million as of December 31, 2011, together with cash generated from operations and available borrowing capacity of approximately $347 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.

In June 2011, we issued $250 million of 5.20% senior notes due 2021 to take advantage of an attractive opportunity to refinance $100 million of notes that were due in August 2011. The issuance of these notes, together with the new Credit Agreement entered in to in June 2011 further discussed below, were completed in anticipation of our significant growth investments. We expect our current capital structure will be sufficient to support our business needs with minimal need to rely on borrowing under the Credit Agreement.

We expect that our significant cash needs including the cost of our planned $500 million state-of-the-art manufacturing facility, repayment of $170 million of debt expected to be assumed in connection with the closing of the merger agreement with Latrobe, required minimum contributions to our pensions plan and investments in working capital, will result in modestly negative free cash flow over the next several fiscal years. Once we are beyond our peak capital expenditure spending levels principally associated with the new facility, we expect to generate consistently positive annual free cash flow.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our revolving credit facility contains a revolving credit commitment of $350 million and expires in June 2016. As of December 31, 2011, we had $3.5 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($346.5 million) remains available to us. As of December 31, 2011, we had total liquidity of approximately $665 million, of which, we expect to use $170 million to repay Latrobe’s debt at closing of the merger as well as fund the maturity of $101 million of long-term debt in fiscal year 2013, if necessary. We also evaluate liquidity needs for alternative uses including funding external growth opportunities as well as funding consistent dividend payments to stockholders. Over the last three fiscal years, we declared and paid quarterly cash dividends of $0.18 per share. We have historically authorized share repurchase programs. There are no current authorized share repurchase programs in order to preserve flexibility for our current priority to invest in attractive growth investments.

As of December 31, 2011, we had cash and cash equivalents of approximately $81 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. We are currently evaluating opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 as of December 31, 2011). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of December 31, 2011, the Company was in compliance with all of the covenants of the Credit Agreement. As of December 31, 2011, we were in compliance with all the covenants of the credit facility.

The following table shows our actual ratio performance with respect to the financial covenants, as of December 31, 2011:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	13.76 to 1.00
Consolidated debt to capital	55% (maximum)	35%

We continue to believe that we will maintain compliance with the financial and restrictive covenants in future periods. To the extent that we do not comply with the covenants under the Credit Agreement, this could reduce our liquidity and flexibility due to potential restrictions on borrowings available to us unless we are able to obtain waivers or modification of the covenants.

Non-GAAP Financial Measures

The following provides additional information regarding certain non-GAAP financial measures that we use in this report. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Net Pension Expense Per Diluted Share

($ in millions, except per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Pension plans expense	$9.3	$13.4	$18.8	$26.9
Other postretirement benefit plans expense	0.5	1.7	0.9	3.4

	9.8	15.1	19.7	30.3

Income tax benefit	(3.8)	(5.6)	(7.5)	(11.3)

Net pension expense	$6.0	$9.5	$12.2	$19.0

Weighted average diluted common shares	45.1	44.7	45.1	44.6

Net pension expense per diluted share	$0.13	$0.21	$0.27	$0.43

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period.

Net Sales and Gross Margin Excluding Surcharge Revenues

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
($ in millions)	2011	2010

Net cash used for operating activities	$(27.8)	$(64.1)
Purchases of property, equipment, and software	(60.3)	(17.7)
Acquisition of business	(1.4)	(41.6)
Acquisition of equity method investment	—	(6.2)
Proceeds from disposals of property and equipment	0.2	0.1
Proceeds received from sale of noncontrolling interest	—	9.1
Dividends paid	(16.2)	(16.0)

Free cash flow	$(105.5)	$(136.4)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three and six months ended December 31, 2011, there were no changes to the environmental liability. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at December 31, 2011 and June 30, 2011, were $4.9 million.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members). The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June of 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011, we recorded a liability related to this case of $21.8 million. On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million which we paid during in September 2011. We expect that no additional material liabilities will be incurred related to this matter.

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

Following discussions with U.S. Customs’ Houston Office, we negotiated a settlement offer of $1.1 million to resolve this matter. This settlement offer along with the $1.1 million in advance payments has been presented to U.S. Customs’ National Headquarters for approval with the endorsement of the Houston Office. In December 2011, we were notified that the settlement offer was accepted by U.S. Customs. We do not expect that any additional liabilities will be incurred related to this matter.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that had been divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of December 31, 2011.

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

Critical Accounting Policies and Estimates

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the last in, first out (“LIFO”) method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Because we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2011, we had approximately $26.2 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 47 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2011 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming on December 31, 2011, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.	Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2011 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: February 3, 2012	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and Chief Financial Officer

(duly authorized officer and principal financial officer)