Form 10-Q
period 2012-03-31
CARPENTER TECHNOLOGY CORP
filed 2012-05-04
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the issuer’s common stock as of April 25, 2012 was 52,347,366.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item  1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$175.1	$492.5
Marketable securities	—	30.5
Accounts receivable, net	330.3	259.4
Inventories	677.5	328.6
Deferred income taxes	38.9	14.9
Other current assets	31.4	31.7

Total current assets	1,253.2	1,157.6
Property, plant and equipment, net	884.8	662.9
Goodwill	247.4	44.9
Other intangibles, net	127.3	30.0
Other assets	83.6	96.5

Total assets	$2,596.3	$1,991.9

LIABILITIES
Current liabilities:
Accounts payable	$222.5	$170.5
Accrued liabilities	208.8	124.9
Current portion of long-term debt	—	100.0

Total current liabilities	431.3	395.4
Long-term debt, net of current portion	407.2	407.8
Accrued pension liabilities	187.2	188.5
Accrued postretirement benefits	161.1	108.7
Deferred income taxes	123.2	48.3
Other liabilities	62.1	67.2

Total liabilities	1,372.1	1,215.9

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,799,262 shares at March 31, 2012 and 54,730,291 shares at June 30, 2011; outstanding 52,347,016 shares at March 31, 2012 and 44,107,380 shares at June 30, 2011	274.0	273.7
Capital in excess of par value	251.6	235.4
Reinvested earnings	1,078.3	1,022.1
Common stock in treasury (2,452,246 shares and 10,622,911 shares at March 31, 2012 and June 30, 2011, respectively), at cost	(122.9)	(532.2)
Accumulated other comprehensive loss	(266.5)	(233.3)

Total Carpenter stockholders’ equity	1,214.5	765.7

Noncontrolling interest	9.7	10.3

Total equity	1,224.2	776.0

Total liabilities and equity	$2,596.3	$1,991.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

NET SALES	$539.9	$464.2	$1,385.1	$1,191.5
Cost of sales	434.8	391.1	1,114.5	1,019.5

Gross profit	105.1	73.1	270.6	172.0

Selling, general and administrative expenses	41.5	37.9	115.3	109.9
Acquisition related costs	7.9	—	11.7	0.7

Operating income	55.7	35.2	143.6	61.4

Interest expense	(5.6)	(4.4)	(18.4)	(12.9)
Other income, net	1.7	1.1	1.4	5.7

Income before income taxes	51.8	31.9	126.6	54.2
Income tax expense	18.8	3.1	46.0	8.4

Net income	33.0	28.8	80.6	45.8

Less: Net income attributable to noncontrolling interest	—	(0.2)	(0.3)	(0.3)

NET INCOME ATTRIBUTABLE TO CARPENTER	$33.0	$28.6	$80.3	$45.5

EARNINGS PER COMMON SHARE:
Basic	$0.69	$0.64	$1.76	$1.02

Diluted	$0.69	$0.64	$1.75	$1.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	47.2	44.1	45.3	44.1

Diluted	47.9	44.7	46.0	44.6

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net income	$33.0	$28.8	$80.6	$45.8
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(1.2), $(2.8), $(3.7), and $(8.0), respectively	2.0	4.3	6.0	13.1
Net (loss) gain on derivative instruments, net of tax of $3.1, $(0.8), $18.3, and $(10.8), respectively	(4.9)	1.3	(29.9)	17.9
Unrealized gain (loss) on marketable securities, net of tax of $0.0, $0.0, $1.0, and $0.0, respectively	—	0.1	(0.2)	—
Foreign currency translation	6.5	7.2	(10.0)	14.7

Other comprehensive income (loss)	3.6	12.9	(34.1)	45.7

Comprehensive income	36.6	41.7	46.5	91.5
Less: Comprehensive income attributable to the noncontrolling interest	(0.3)	(0.4)	0.6	(0.6)

Comprehensive income attributable to Carpenter	$36.3	$41.3	$47.1	$90.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Nine Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net income	$80.6	$45.8
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	58.5	48.0
Deferred income taxes	18.2	(4.1)
Net pension expense	30.3	45.5
Net loss (gain) on disposal of property and equipment	1.0	(0.1)
Changes in working capital and other:
Accounts receivable	(3.3)	(83.7)
Inventories	(110.6)	(110.8)
Other current assets	(3.4)	0.3
Accounts payable	(3.8)	11.3
Accrued liabilities	20.2	(3.1)
Pension plan contributions	(19.3)	—
Boarhead Farms settlement	(21.8)	—
Other, net	1.3	(2.1)

Net cash provided from (used for) operating activities	47.9	(53.0)

INVESTING ACTIVITIES
Purchases of property, equipment and software	(107.3)	(35.6)
Proceeds from disposals of property and equipment	0.6	1.0
Acquisition of businesses, net of cash acquired	(12.9)	(41.6)
Acquisition of equity method investment	—	(6.2)
Purchases of marketable securities	—	(79.9)
Proceeds from sales and maturities of marketable securities	30.4	157.1

Net cash used for investing activities	(89.2)	(5.2)

FINANCING ACTIVITIES
Payments on long-term debt	(100.0)	—
Payments on long-term debt assumed in connection with acquisition of business	(153.7)	(12.4)
Proceeds received from sale of noncontrolling interest	—	9.1
Dividends paid	(24.2)	(24.1)
Tax benefits on share-based compensation	1.3	0.2
Proceeds from stock options exercised	1.6	0.5

Net cash used for financing activities	(275.0)	(26.7)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	3.6

DECREASE IN CASH AND CASH EQUIVALENTS	(317.4)	(81.3)
Cash and cash equivalents at beginning of period	492.5	265.4

Cash and cash equivalents at end of period	$175.1	$184.1

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

($ in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity

Balances at June 30, 2011	$273.7	$235.4	$1,022.1	$(532.2)	$(233.3)	$10.3	$776.0
Net income			80.3			0.3	80.6
Pension and post-retirement benefits, net of tax					6.0		6.0
Net loss on derivative instruments, net of tax					(29.9)		(29.9)
Unrealized loss on marketable securities, net of tax					(0.2)		(0.2)
Foreign currency translation					(9.1)	(0.9)	(10.0)
Cash Dividends:
Common @ $0.54 per share			(24.2)				(24.2)
Share-based compensation plans		3.9		3.3			7.2
Stock options exercised	0.3	1.4					1.7
Treasury shares issued in connection with acquisition of business		9.5		406.0			415.5
Tax windfall on share-based compensation		1.4					1.4
Other			0.1				0.1

Balances at March 31, 2012	$274.0	$251.6	$1,078.3	$(122.9)	$(266.5)	$9.7	$1,224.2

	Carpenter Stockholders’ Equity
	Common Stock
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity

Balances at June 30, 2010	$273.2	$223.3	$983.2	$(535.2)	$(371.1)	$—	$573.4
Proceeds received from sale of noncontrolling interest						9.1	9.1
Net income			45.5			0.3	45.8
Pension and post-retirement benefits, net of tax					13.1		13.1
Net gain on derivative instruments, net of tax					17.9		17.9
Foreign currency translation					14.4	0.3	14.7
Cash Dividends:
Common @ $0.54 per share			(24.1)				(24.1)
Uncertain tax position adjustments		1.4					1.4
Share-based compensation plans		8.1		1.7			9.8
Stock options exercised	0.2	0.3					0.5
Tax shortfall on share-based compensation		(0.1)					(0.1)

Balances at March 31, 2011	$273.4	$233.0	$1,004.6	$(533.5)	$(325.7)	$9.7	$661.5

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2011. Operating results for the three months and nine months ended March 31, 2012 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior year periods have been reclassified to conform to the fiscal year 2012 presentation.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Acquisitions and Strategic Partnership

Fiscal Year 2012 Acquisitions

Latrobe Specialty Metals, Inc.

On February 29, 2012, the Company completed its previously announced acquisition of Latrobe Specialty Metals, Inc (“Latrobe”) for a total purchase price of $427.0 million, net of cash acquired (the “Latrobe Acquisition”). The purchase price includes the issuance of 8.1 million shares of the Company’s common stock to former Latrobe stockholders in exchange for their Latrobe capital stock and $11.5 million of cash paid at closing, net of cash acquired of $2.5 million, to satisfy certain costs of the sellers. The fair value of the shares issued as part of the consideration paid for Latrobe was determined based on the closing market price of the Company’s shares on the acquisition date. The Company also assumed $153.7 million of indebtedness which was paid off in cash concurrently with the closing of the acquisition.

Latrobe manufacturers and distributes high-performance specialty metals serving customers across end-use markets including the aerospace and defense, energy and industrial markets. The manufacturing operations of Latrobe are based principally in Latrobe, Pennsylvania.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the preliminary purchase price allocation in connection with the Latrobe Acquisition. The amounts in the preliminary purchase price allocation are not yet final and are subject to change. The final allocation of the purchase price is expected to be completed by the end of fiscal year 2012 when all the necessary information is obtained to the complete the analysis.

(in millions)
Accounts receivable	$67.5
Inventory	241.8
Property, plant and equipment	173.8
Intangible assets	101.3
Other	10.1
Accounts Payable and accrued liabilities	(67.0)
Long-term debt	(153.7)
Pension and other postretirement liabilities	(100.8)
Deferred income taxes	(47.3)

Total identifiable net assets	225.7
Goodwill	201.3

Total purchase price, net of cash acquired	$427.0

The goodwill recognized in connection with the Latrobe Acquisition consists of the value associated with the immediate increase in the Company’s premium melt capacity to meet strong customer demand, improvements in the Company’s position in attractive end use markets such as aerospace and energy, the complementary asset capabilities which the Company expects will lead to enriched, higher margin product mix and operating cost synergies as well as the capabilities for commercialization of new Carpenter products under development. None of the goodwill recognized is deductible for income tax purposes.

In connection with the Latrobe Acquisition, the Company incurred approximately $7.9 million and $11.7 million of acquisition related costs during the three months and nine months ended March 31, 2012, respectively. These costs are included in the consolidated statements of income and represent incremental legal, accounting and investment banking fees incurred in connection with the transaction as well as approximately $5.2 million of liability for costs associated with the sale of certain Latrobe assets necessary to obtain approval for the transaction from the Federal Trade Commission (“FTC”). As part of the FTC approval, the Company entered into a consent decree to transfer assets and technical knowledge to Eramet S.A. and its subsidiaries, Aubert & Duval and Brown Europe, which will allow them to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace.

The consolidated net sales for the three months and nine months ended March 31, 2012 includes approximately $42.0 million of net sales related to the Latrobe business since the Latrobe Acquisition. The Company’s operating income for the three months and nine months ended March 31, 2012 includes approximately $2.2 million related to the operations of the Latrobe business since the Latrobe Acquisition, net of approximately $2.9 million recorded in connection with the fair value cost inventory adjustments.

The unaudited supplemental pro forma results presented below include the effects of the Latrobe Acquisition as if it had occurred as of July 1, 2010. The unaudited supplemental proforma earnings reflect certain adjustments related to the acquisition, such as the depreciation and amortization associated with estimates for the fair value of the property and equipment and acquired intangible assets, the impacts of the elimination of Latrobe debt that was repaid at closing and the effects of determining the costs for Latrobe’s manufactured inventories using the last-in, first out (“LIFO”) method. In addition, the supplemental proforma earnings were adjusted to exclude acquisition related costs in the fiscal year 2012 periods and the proforma earnings in the fiscal 2011 periods were adjusted to include acquisition related costs related to the Latrobe Acquisition.

(in millions, except per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue	$622.0	$577.8	$1,696.0	$1,481.9

Earnings	$46.7	$30.2	$104.0	$43.6

Earnings per Common Share
Basic	$0.89	$0.58	$1.98	$0.83

Diluted	$0.88	$0.57	$1.95	$0.82

The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

Arwin Machining Plus, Ltd.

On December 15, 2011, the Company acquired substantially all of the assets of Arwin Machining Plus, Ltd. (“Arwin”) for a cash purchase price of $1.4 million. The Arwin assets, consisting principally of machinery and equipment, have been integrated into the Canadian operations of Amega West Services (“Amega West”), a wholly owned subsidiary of the Company. The Company believes the acquisition enhances Amega West’s machining capabilities by adding the expertise and positions necessary to increase responsiveness to customers and to assist with the development of new directional drilling applications. The purchase price was allocated $0.7 million to machinery and equipment and $0.7 million to goodwill, most of which is expected to be deductible for tax purposes.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal 2011 Acquisitions

Amega West Services

On December 31, 2010, the Company acquired all of the members’ interests in Amega West Services, LLC (“Amega West”), a Houston-based manufacturer and service provider in the directional drilling industry, for a cash purchase price of $41.6 million. In connection with this acquisition, the Company also assumed $12.4 million of Amega West’s long-term debt, which was paid off in cash concurrently with closing of the purchase. Amega West is a leading manufacturer of high-precision components for measurement while drilling (“MWD”) and logging while drilling (“LWD”) housings, drill collars, stabilizers and other down-hole tools used for directional drilling. MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor the progress of any applicable well. The consideration paid has been allocated as follows:

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Oilfield Alloys

On June 27, 2011, the Company acquired Oilfield Alloys Pte. Ltd. (“Oilfield Alloys”) for a purchase price of $4.8 million which consisted of a cash purchase price of $4.1 million, net of cash acquired of $0.3 million, paid at closing. The remaining purchase price of $0.7 million was held back to satisfy the occurrence of certain indemnification obligations, if any, and will be released to the sellers on the third anniversary of the acquisition less any indemnification claims. Based in Singapore, Oilfield Alloys manufactures and distributes directional drilling equipment in the Asia-Pacific region. A distributor of several Carpenter non-magnetic products, Oilfield Alloys also has a sales location in Dubai. Oilfield Alloys has become part of Amega West Services operations. The purchase price allocation was completed in the first quarter of fiscal year 2012 and resulted in the purchase price being allocated to $1.2 million of working capital, $1.7 million of property and equipment, $1.5 million of identifiable intangible assets and $0.4 million of goodwill.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions, except per share data)	2012	2011	2012	2011

Net income attributable to Carpenter	$33.0	$28.6	$80.3	$45.5
Less: earnings and dividends allocated to participating securities	(0.3)	(0.3)	(0.7)	(0.5)

Earnings available to Carpenter common stockholders	$32.7	$28.3	$79.6	$45.0

Weighted average number of common shares outstanding, basic	47.2	44.1	45.3	44.1

Effect of shares issuable under share based compensation plans	0.7	0.6	0.7	0.5

Weighted average number of common shares outstanding, diluted	47.9	44.7	46.0	44.6

Basic earnings per common share	$0.69	$0.64	$1.76	$1.02

Diluted earnings per common share	$0.69	$0.64	$1.75	$1.02

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
(in millions)	March 31,		March 31,
	2012	2011	2012	2011

Stock options	0.1	0.3	0.1	0.4
Restricted stock awards	—	0.1	—	0.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of March 31, 2012 and June 30, 2011. The following is a summary of marketable securities, all of which were classified as available-for-sale as of March 31, 2012 and June 30, 2011:

March 31, 2012	Cost	Unrealized Losses	Estimated Fair Value
($ in millions)

Non-current
Municipal auction rate securities	$6.1	$(1.0)	$5.1

June 30, 2011	Cost	Unrealized Losses	Estimated Fair Value
($ in millions)
Current
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7

	$30.5	$—	$30.5

Non-current
Municipal auction rate securities	$6.1	$(0.8)	$5.3

For the nine months ended March 31, 2012 and 2011, proceeds from sales and maturities of marketable securities were $30.4 million and $157.1 million, respectively.

5.	Inventories

Inventories consisted of the following components as of March 31, 2012 and June 30, 2011:

($ in millions)	March 31, 2012	June 30, 2011
Raw materials and supplies	$123.5	$63.3
Work in process	311.7	171.9
Finished and purchased products	242.3	93.4

Total inventory	$677.5	$328.6

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2012 and June 30, 2011:

($ in millions)	March 31, 2012	June 30, 2011
Accrued pension liabilities	$68.6	$30.7
Accrued compensation	43.8	41.2
Derivative financial instruments	24.3	7.7
Accrued postretirement benefits	18.3	15.2
Other	53.8	30.1

Total accrued liabilities	$208.8	$124.9

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits, including a defined benefit pension plan and two defined benefit postretirement healthcare plans acquired in connection with the Latrobe Acquisition, for the three months and nine months ended March 31, 2012 and 2011 were as follows:

Three months ended March 31, ($ in millions)	Pension Plans		Other Postretirement Plans
	2012	2011	2012	2011
Service cost	$5.8	$5.7	$1.0	$0.7
Interest cost	12.8	11.6	2.9	2.7
Expected return on plan assets	(13.5)	(11.3)	(1.6)	(1.3)
Amortization of net loss	4.4	7.2	0.6	1.5
Amortization of prior service cost (benefit)	0.2	0.3	(2.0)	(1.9)

Net pension expense	$9.7	$13.5	$0.9	$1.7

Nine months ended March 31, ($ in millions)	Pension Plans		Other Postretirement Plans
	2012	2011	2012	2011
Service cost	$16.9	$17.1	$2.3	$2.0
Interest cost	37.5	34.8	8.4	8.2
Expected return on plan assets	(39.7)	(33.9)	(4.8)	(3.9)
Amortization of net loss	13.2	21.6	1.9	4.4
Amortization of prior service cost (benefit)	0.5	0.9	(5.9)	(5.7)

Net pension expense	$28.4	$40.5	$1.9	$5.0

During the nine months ended March 31, 2012, the Company made $19.3 million of required contributions to its U.S. defined benefit pension plan. The Company currently expects to make $10.7 million in required contributions to its defined benefit pension plans during the remainder of fiscal year 2012.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Revolving Credit Agreement

The Company has a $350 million syndicated credit agreement (“Credit Agreement”) that extends to June 21, 2016. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95% (1.20% as of March 31, 2012), and for Base Rate-determined loans, from 0.0% to 0.95% (0.00% as of March 31, 2012). The Company also pays a quarterly facility fee ranging from 0.10% to 0.45% (0.20% as of March 31, 2012), determined based upon the Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95% (1.20% as of March 31, 2012), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2012, the Company had $5.9 million of issued letters of credit under the Credit Agreement, with the balance of $344.1 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 for March 31, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization, and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

9.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three and nine months ended March 31, 2012, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $5.1 million and $4.9 million at March 31, 2012 and June 30, 2011, respectively.

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members). The suit alleges that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company and many others engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts. The suit went to trial in June 2008. Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs. Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011, the Company recorded a liability related to this case of $21.8 million. On July 19, 2011, the Company entered into a settlement agreement providing for a dismissal of the lawsuit and a complete release, in the Company’s favor, by all parties to the litigation in exchange for a payment of $21.8 million, which the Company paid in September 2011. The Company expects that no additional liabilities will be incurred related to this matter.

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

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that had been recently divested. Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of March 31, 2012.

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and the Company is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Like many other manufacturing companies in recent years, from time to time, the Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters, or that any future lawsuits, claims, proceedings or investigations, will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

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

March 31, 2012	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$—	$5.1	$5.1
Derivative financial instruments	—	3.0	3.0

Total assets	$—	$8.1	$8.1

Liabilities:
Derivative financial instruments	$—	$46.5	$46.5

June 30, 2011	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	20.0	20.0

Total assets	$30.5	$25.3	$55.8

Liabilities:
Derivative financial instruments	$—	$14.1	$14.1

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2012		June 30, 2011
	Carrying	Fair	Carrying	Fair
($ in millions)	Value	Value	Value	Value
Long-term debt, including current portion	$407.2	$418.2	$507.8	$515.9
Company-owned life insurance	$11.8	$11.8	$11.4	$11.4

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of March 31, 2012 and June 30, 2011 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

11.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2012	2011	2012	2011
Unrealized gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	$0.7	$0.3	$0.1	$2.1
Equity in earnings of unconsolidated subsidiaries	0.4	0.3	0.2	1.5
Interest income	0.2	0.3	0.8	0.8
Continued Dumping and Subsidy Offset Act receipt	—	—	0.1	0.4
Other income	0.4	0.2	0.2	0.9

Total other income, net	$1.7	$1.1	$1.4	$5.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Derivatives and Hedging Activities

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2012 and June 30, 2011, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of March 31, 2012 and June 30, 2011, the total notional amount of floating interest rate contracts was $45.0 million and $65.0 million, respectively. For the three months ended March 31, 2012 and 2011, net gains of $0.4 million and $0.6 million, respectively, were recorded as a reduction to interest expense. For the nine

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended March 31, 2012 and 2011, net gains of $1.0 million and $1.9 million, respectively, were recorded as a reduction to interest expense. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2012 and June 30, 2011:

March 31, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.8	$0.7	$—	$1.5
Other assets	1.5	—	—	1.5

Total asset derivatives	$2.3	$0.7	$—	$3.0

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.8	$23.5	$24.3
Other liabilities	—	0.3	21.9	22.2

Total liability derivatives	$—	$1.1	$45.4	$46.5

June 30, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.8	$—	$5.4	$6.2
Other assets	2.0	—	11.8	13.8

Total asset derivatives	$2.8	$—	$17.2	$20.0

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.9	$6.8	$7.7
Other liabilities	—	—	6.4	6.4

Total liability derivatives	$—	$0.9	$13.2	$14.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and nine months ended March 31, 2012 and 2011:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
($ in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(14.5)	$2.1	$(63.0)	$23.6
Foreign exchange contracts	(0.1)	(0.5)	0.5	(1.3)
Forward interest rate swaps	—	0.5	—	6.4

Total	$(14.6)	$2.1	$(62.5)	$28.7

($ in millions)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Three Months Ended March 31,		Nine Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship:		2012	2011	2012	2011
Commodity contracts	Cost of sales	$(7.0)	$3.7	$(15.2)	$5.1
Foreign exchange contracts	Net sales	0.4	(0.4)	0.8	(0.6)

Total		$(6.6)	$3.3	$(14.4)	$4.5

The Company estimates that $22.8 million of net derivative losses included in AOCI as of March 31, 2012 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended March 31, 2012. There was no ineffectiveness during the three months and nine months ended March 31, 2012 and 2011.

The changes in AOCI associated with derivative hedging activities during the three months and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2012	2011	2012	2011
Balance at beginning	$(22.4)	$14.2	$2.6	$(2.4)
Current period changes in fair value, net of tax	(9.0)	2.2	(38.8)	19.5
Reclassification to earnings, net of tax	4.1	(1.0)	8.9	(1.7)

Balance at ending	$(27.3)	$15.4	$(27.3)	$15.4

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of March 31, 2012 and June 30, 2011, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended March 31, 2012 was $18.8 million, or 36.3 percent of pre-tax income, as compared with $3.1 million, or 9.7 percent of pre-tax income, for the three months ended March 31, 2011. For the nine months ended March 31, 2012, income tax expense was $46.0 million, or 36.3 percent of pre-tax income, as compared with income tax expense of $8.4 million, or 15.5 percent of pre-tax income, for the nine months ended March 31, 2011. Income tax expense for the current year periods were negatively impacted by a provision for a state tax exposure and non-deductible expenses related to the Latrobe Acquisition. The prior year periods included $4.8 million of tax benefits associated with changes in previous tax positions.

14.	Business Segments

In January 2012, the Company announced a change to its reportable segments beginning with the second quarter results of fiscal year 2012, to align with a new operating model in which the Company’s integrated steel mill operations will be managed distinctly from the collection of other differentiated business unit operations. The Company now has three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”). Previously, the Company’s reportable segments consisted of Premium Alloys Operations, Advanced Metals Operations and Emerging Ventures.

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

The Latrobe segment is comprised of the operations of the Latrobe business acquired effective February 29, 2012. The Latrobe segment provides management with the focus and visibility into the business performance of these newly acquired operations. The Latrobe segment also includes the results of Carpenter’s distribution business in Mexico.

The PEP segment is comprised of the Company’s differentiated operations. This includes the Dynamet titanium business, the Carpenter Powder Products business, and the Amega West business. The businesses in the PEP segment will be managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On a consolidated basis, there were no significant individual customers that accounted for more than 10 percent of the total net sales during the three months ended March 31, 2012. For the three months ended March 31, 2011, on a consolidated basis, one customer accounted for 10 percent of the Company’s net sales. For the nine months ended March 31, 2012 and 2011 respectively, no single customer accounted for more than 10 percent of the Company’s net sales.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The historical segment information below for the three months and nine months ended March 31, 2011 below was recast to conform to the fiscal year 2012 presentation.

	Three Months Ended		Nine Months Ended
Segment Data	March 31,		March 31,
($ in millions)	2012	2011	2012	2011
Net Sales:
Specialty Alloys Operations	$426.0	$400.1	$1,122.2	$1,023.1
Performance Engineered Products	85.6	71.4	252.1	166.0
Latrobe	56.3	10.0	75.9	28.5
Intersegment	(28.0)	(17.3)	(65.1)	(26.1)

Consolidated net sales	$539.9	$464.2	$1,385.1	$1,191.5

Operating Income:
Specialty Alloys Operations	$66.7	$42.1	$163.9	$94.8
Performance Engineered Products	9.8	11.4	32.0	22.8
Latrobe	2.9	1.2	4.2	1.6
Corporate costs	(18.5)	(9.0)	(41.2)	(29.5)
Pension earnings, interest & deferrals	(3.8)	(8.8)	(11.1)	(26.4)
Intersegment	(1.4)	(1.7)	(4.2)	(1.9)

Consolidated operating income	$55.7	$35.2	$143.6	$61.4

Depreciation and Amortization:
Specialty Alloys Operations	$13.4	$13.0	$39.5	$37.8
Performance Engineered Products	4.5	3.5	13.0	6.3
Latrobe	2.0	0.1	2.2	0.2
Corporate	1.4	1.2	4.0	3.7
Intersegment	—	—	(0.2)	—

Consolidated depreciation and amortization	$21.3	$17.8	$58.5	$48.0

Capital Expenditures:
Specialty Alloys Operations	$34.9	$9.9	$74.5	$23.6
Performance Engineered Products	7.9	8.2	26.7	10.8
Latrobe	1.9	—	1.9	0.3
Corporate	2.7	0.4	6.0	1.5
Intersegment	(0.4)	(0.6)	(1.8)	(0.6)

Consolidated capital expenditures	$47.0	$17.9	$107.3	$35.6

	March 31, 2012	June 30, 2011
Total Assets:
Specialty Alloys Operations	$1,265.0	$1,186.2
Performance Engineered Products	359.1	319.6
Latrobe	837.6	29.9
Corporate	149.8	471.7
Intersegment	(15.2)	(15.5)

Consolidated total assets	$2,596.3	$1,991.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS (“ASU 2011-04”), which amends ASC 820 Fair Value Measurement. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and must be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 did not have a material impact on financial position or the results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. ASU 2011-05 eliminates the option to present items of other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. The Company has elected to present other comprehensive income in two separate but consecutive statements and the adoption of ASU 2011-05 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

On February 29, 2012, following approval by the U.S. Federal Trade Commission (“FTC”), we completed the acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) through the merger of a wholly-owned subsidiary of the Company with and into Latrobe (the “Latrobe Acquisition”). In connection with the Latrobe Acquisition, former owners of Latrobe received 8.1 million shares of Carpenter stock. In addition, pursuant to the terms of the related merger agreement, Carpenter paid $11.5 million in cash at closing, net of $2.5 million of cash acquired, in addition to a payment of approximately $154 million in order to pay off Latrobe debt. A key benefit of the Latrobe Acquisition is a substantial increase in production which will increase Carpenter’s capacity to meet strong customer demand for premium products. As a condition of the FTC approval, Carpenter entered into a consent decree (the “Consent Decree”) to transfer certain assets and technical knowledge to Eramet S.A and its subsidiaries, Aubert & Duval and Brown Europe (collectively, the “Transferees”), which will allow the Transferees, as a group, to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace. The alloys have minimal sales impact and will cause no material change to the economics of the Latrobe Acquisition. As part of the Consent Decrees, Carpenter agreed to transfer certain assets as well as fund the cost of acquiring assets in an amount up to approximately $5 million; Carpenter recorded a charge for this liability in the quarter ended March 31, 2012.

In the first quarter of fiscal year 2012, we announced our plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014. The facility is expected to be built on a 230 acre greenfield site located in Limestone County, Alabama at a total cost of approximately $500 million. The site selection process included analyzing state, county and local incentives, utility costs, and labor resources. The state of Alabama and local government entities put together a compelling package, including various tax initiatives, infrastructure grants, and training programs. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, under Item 8 thereof. Our discussions here focus on our results during or as of the three-month and nine-month period ended March 31, 2012 and the comparable periods of fiscal year 2011, and, to the extent applicable, on material changes from information discussed in that Form 10-K or other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with that Form 10-K for detailed background information and with any such intervening Form 8-K.

Changes to Segment Reporting

In January 2012, we announced a change to our reportable segments, beginning with our second quarter results of fiscal year 2012, to align with a new operating model in which our integrated steel mill operations will be managed distinctly from the collection of other differentiated business unit operations. We now have three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”). Previously, the Company’s reportable segments consisted of Premium Alloys Operations, Advanced Metals Operations and Emerging Ventures.

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

The Latrobe segment is comprised of the operations of the Latrobe business acquired effective February 29, 2012. The Latrobe segment provides management with the focus and visibility into the business performance of these newly acquired operations. The Latrobe segment also includes the results of Carpenter’s distribution business in Mexico, which will be managed together with the Latrobe business.

The PEP segment will be comprised of Carpenter’s differentiated operations. This includes the Dynamet business, the Carpenter Powder Products business, and the Amega West business. The businesses in the PEP segment will be managed with an entrepreneurial structure to promote speed and flexibility, and drive overall revenue and profit growth.

In conjunction with the segment reporting changes, we also made a few modifications to our supplemental end-use market and product class reporting. For end-use market reporting, Aerospace end-use market sales was broadened to incorporate Aerospace and Defense. Industrial and Consumer end-use market sales was combined as Industrial and Consumer. The Automotive end-use market was broadened to Transportation to reflect sales in non-automotive markets like marine. All distribution businesses sales will be reported as a separate end-use market called Distribution. For product class reporting, sales of powder metal products were broken out and a new category of Alloy and Tool Steels was added. The changes are intended to better segregate growth areas of premium products such as high temperature nickel-based special alloys, titanium products and powder metals, while also reflecting the product classes and businesses gained through the Latrobe Acquisition.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $10.6 million or $0.14 per diluted share versus $15.2 million or $0.21 per diluted share in the same quarter last year. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Income. The following is a summary of the classification of net pension expense for the three months and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2012	2011	2012	2011
Cost of sales	$7.8	$11.4	$22.3	$34.3
Selling, general and administrative expenses	2.8	3.8	8.0	11.2

Net pension expense	$10.6	$15.2	$30.3	$45.5

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net pension expense for fiscal year 2012, including Latrobe, will be $42.2 million as compared with $60.8 million recorded in fiscal year 2011.

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2012	2011	2012	2011
Service cost	$6.8	$6.4	$19.2	$19.1
Pension earnings, interest and deferrals	3.8	8.8	11.1	26.4

Net pension expense	$10.6	$15.2	$30.3	$45.5

Latrobe Acquisition Impacts

We closed the Latrobe Acquisition on February 29, 2012. The Latrobe business is already accretive to earnings, excluding the transaction costs and short-term impacts associated with fair value cost adjustments in connection with the acquisition accounting. The following is a summary of the impacts that the Latrobe Acquisition has had on our results. The measures below have not been determined in accordance with U.S. GAAP. See further discussion of these measures in the “Non-GAAP Financial Measures” discussion below.

(Per Diluted Share)	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Net income attributable to Carpenter before adjusted Latrobe operating results, share dilution and total acquisition related costs	$0.81	$1.94
Adjusted Latrobe operating results *	0.07	0.07
Dilution from additional outstanding shares**	(0.04)	(0.03)

Net income attributable to Carpenter before total acquisition related costs	0.84	1.98
Total acquisition related costs *	(0.15)	(0.23)

Net income attributable to Carpenter	$0.69	$1.75

*	Detailed schedule included in Non-GAAP Financial Measures below.
**	In connection with the Latrobe Acquisition, Carpenter issued 8.1 million shares of common stock to the former owners. For the three months and nine months ended March 31, 2012, the issuance of these shares resulted in an additional 2.7 million and 0.9 million weighted average shares, respectively.

Operating Performance Overview

For the quarter ended March 31, 2012, we reported net income attributable to Carpenter of $33.0 million, or $0.69 per diluted share, compared with income attributable to Carpenter for the same period a year earlier of $28.6 million, or $0.64 per diluted share. Carpenter legacy earnings, before Latrobe and share dilution, would have been $0.81 per share for the current quarter. The net accretion from Latrobe’s operating results before inventory fair value cost adjustments, offset by a higher share count, contributed $0.03 per share – resulting in adjusted earnings per share before Latrobe acquisition related costs of $0.84. From this, the Company had $0.15 per share of total acquisition-related costs, which includes transaction costs and inventory fair value cost adjustments related to the Latrobe Acquisition. We had another strong quarter of results and are poised to continue our business momentum with the addition of Latrobe. The continued positive impacts from pricing and mix management actions are evident in our revenue growth and further improvement in out average mill profit per pound and operating margin.

Results of Operations – Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Net Sales

Net sales for the three months ended March 31, 2012 were $539.9 million, which was a 16 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 24 percent. Overall, pounds shipped were 10 percent higher than the third fiscal quarter a year ago. Excluding the Latrobe impact, our recent third quarter net sales excluding surcharge revenues increased 13 percent on flat overall volume. Net sales excluding surcharge revenues in our SAO segment increased 12 percent on 1 percent lower volume, while net sales excluding surcharge revenues in our PEP segment increased 21 percent on 8 percent lower shipment volume. The results reflect our continued deliberate actions to grow premium products and strengthen overall product mix.

Geographically, sales outside the United States increased 30 percent from the same period a year ago to $178.7 million. International growth was led by 38 percent growth in European sales and a 33 percent increase in Asia-Pacific sales. Growth in Europe was led by increased demand for materials used for aerospace, industrial gas turbines and high value automotive applications. Growth in Asia/Pacific was led by materials used in the transportation, energy and industrial end-use markets. Total international sales in the quarter represented 33 percent of total net sales, compared with 30 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Aerospace and defense	$240.5	$199.1	$41.4	21%
Industrial and consumer	128.7	132.8	(4.1)	(3)
Energy	68.6	53.4	15.2	28
Medical	37.8	32.9	4.9	15
Transportation	38.2	36.0	2.2	6
Distribution	26.1	10.0	16.1	161

Total net sales	$539.9	$464.2	$75.7	16%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase	% Increase
($ in millions)	2012	2011
Aerospace and defense	$178.3	$146.0	$32.3	22%
Industrial and consumer	95.0	84.8	10.2	12
Energy	57.2	44.4	12.8	29
Medical	34.1	27.8	6.3	23
Transportation	28.5	25.0	3.5	14
Distribution	25.9	10.0	15.9	159

Total net sales excluding surcharge revenues	$419.0	$338.0	$81.0	24%

Sales to the aerospace and defense market increased 21 percent from the third quarter a year ago to $240.5 million. Excluding surcharge revenue, sales increased 22 percent from the third quarter a year ago on 34 percent higher shipment volume (or up 12 percent on 6 percent higher shipment volume excluding Latrobe). Aerospace and defense results reflect strength in all areas. Demand for titanium fastener material is exceeding prior peak levels and demand for nickel and stainless fastener material has shown significant growth over the last year. Demand for engine components remains strong driven by high build rates. Increased sales of materials used in aerospace structural components increased significantly due to the addition of Latrobe and continued progress selling Carpenter’s Custom-series stainless alloys.

Industrial and consumer market sales decreased 3 percent from the third quarter a year ago to $128.7 million. Excluding surcharge revenue, sales increased 12 percent on a 10 percent decrease in shipment volume (or up 8 percent on 13 percent lower shipment volume excluding Latrobe). The year-over-year results reflect the continued impact of mix management and pricing actions. The percentage of volume in differentiated product applications with strategically important customers is increasing as a result of these actions.

Sales to the energy market of $68.6 million reflected a 28 percent increase from the third quarter a year ago. Excluding surcharge revenue, sales increased 29 percent from a year ago on higher shipment volume of 61 percent (or up 24 percent on 50 percent higher volume excluding Latrobe). The results reflect the strength in demand across all sectors in the current quarter, however, sales of non-magnetic drill collars increased at a faster rate than materials used in the power generation sector, which negatively impacted the mix in the current quarter. Activity in the industrial gas turbine continues to grow as natural gas prices remain low, causing increased customer demand. The oil and gas sector continued to grow with the directional drilling rig counts hitting another new peak this quarter.

Sales to the medical market increased 15 percent from a year ago to $37.8 million. Excluding surcharge revenue, sales increased 23 percent on lower shipment volume of 1 percent. The results reflect revenue growth attributable to customer shifts to tighter specification medical grade alloys, which creates increased demand for Carpenter premium products and positively impacts the product mix.

Transportation market sales increased 6 percent from the third quarter a year ago to $38.2 million. Excluding surcharge revenue, sales increased 14 percent on 7 percent higher shipment volume from the third quarter a year ago. Revenue and volume increases reflect demand growth for high value materials required in turbo charger, gasket and fuel systems applications, used in smaller, high efficiency turbo charged engines, particularly in Europe.

Distribution sales increased 161 percent from the third quarter a year ago to $26.1 million. Excluding surcharge revenue, sales increased 159 percent from the third quarter a year ago. The increase is primarily attributable to the addition of the Latrobe distribution business which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Special alloys	$253.9	$234.2	$19.7	8%
Stainless steels	166.2	157.0	9.2	6
Titanium products	38.0	34.1	3.9	11
Powder metals	15.3	16.8	(1.5)	(9)
Alloy and Tool steel	29.5	7.3	22.2	304
Distribution and other	37.0	14.8	22.2	150

Total net sales	$539.9	$464.2	75.7	16%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Special alloys	$173.9	$154.1	$19.8	13%
Stainless steels	133.1	113.7	19.4	17
Titanium products	37.9	34.1	3.8	11
Powder metals	14.2	15.4	(1.2)	(8)
Alloy and Tool steel	23.5	5.9	17.6	298
Distribution and other	36.4	14.8	21.6	146

Total net sales excluding surcharge revenues	$419.0	$338.0	$81.0	24%

Sales of special alloys products increased 8 percent from a year ago to $253.9 million. Excluding surcharge revenues, sales increased 13 percent on a 6 percent increase in shipment volume. The results for the current quarter reflect overall sales increases in our higher value alloys used in the aerospace and energy markets as well as the positive impacts of our mix management initiatives.

Sales of stainless steels increased 6 percent from a year ago to $166.2 million. Excluding surcharge revenues, sales increased 17 percent on 2 percent higher shipment volume. The results reflect the benefits of strengthening product mix and pricing actions in the energy, medical, automotive and consumer markets.

Sales of titanium products increased 11 percent from a year ago on 1 percent lower volume to $38.0 million. The results reflect the benefits of a shift in product mix to higher value materials used in medical applications.

Sales of powder metals decreased 9 percent from a year ago to $15.3 million. Excluding surcharge revenues, sales decreased 8 percent on a 16 percent decrease in shipment volume. The results reflect the impacts of unfavorable performance in Europe.

Sales of alloy and tool steel increased 304 percent from a year ago to $29.5 million. Excluding surcharge revenues, sales increased 298 percent on 233 percent higher shipment volumes. The results principally reflect the addition of the Latrobe business.

Gross Profit

Our gross profit in the third quarter increased 44 percent to $105.1 million, or 19.5 percent of net sales (25.1 percent of net sales excluding surcharges), as compared with $73.1 million, or 15.7 percent of net sales (21.6 percent of net sales excluding surcharges), in the same quarter a year ago. The higher gross profit in this year’s third quarter was driven by a significantly higher profit per pound due to an improved product mix, higher prices plus the addition of Latrobe.

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

	Three Months Ended March 31,
($ in millions)	2012	2011
Net sales	$539.9	$464.2
Less: surcharge revenue	120.9	126.2

Net sales excluding surcharge revenues	$419.0	$338.0

Gross profit	$105.1	$73.1

Gross margin	19.5%	15.7%

Gross margin excluding dilutive effect of surcharge revenues	25.1%	21.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $41.5 million were 7.7 percent of net sales (9.9 percent of net sales excluding surcharges) as compared with $37.9 million or 8.2 percent of net sales (11.2 percent of net sales excluding surcharges) in the same quarter a year ago. The increase principally reflects the inclusion of selling, general and administrative costs associated with Latrobe overhead costs.

Acquisition Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $7.9 million of acquisition-related costs during the quarter ended March 31, 2012. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition as well as approximately $5.2 million of liability for costs associated with the sale of certain Latrobe assets necessary to obtain FTC approval for the transaction.

Operating Income

Our operating income in the recent third quarter increased to $55.7 million as compared with $35.2 million in the same quarter a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 14.2 percent (16.8 percent excluding total Latrobe acquisition related costs) for the current quarter as compared with 13.0 percent a year ago.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) expense, which may be volatile based on conditions in the financial markets as well as the total acquisition costs related to the Latrobe Acquisition. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense and total acquisition costs from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2012	2011
Net sales	$539.9	$464.2
Less: surcharge revenue	120.9	126.2

Net sales excluding surcharges	$419.0	$338.0

Operating income	$55.7	$35.2
Add back: pension EID expense	3.8	8.8

Operating income excluding pension EID expense	$59.5	$44.0

Total acquisition related costs	10.8	—

Operating income excluding pension EID expense and total acquisition related costs	$70.3	$44.0

Operating margin excluding surcharges and pension EID expense	14.2%	13.0%

Operating margin excluding pension EID expense and total acquisition related costs	16.8%	13.0%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted operating margin, excluding surcharges, by 40 basis points during the recent third quarter and positively impacted our operating margin, excluding surcharges, by 70 basis points during the prior year’s third quarter.

Interest Expense

Interest expense for the quarter was $5.6 million compared with $4.4 million in the year-ago period due to the impact of our recent financing actions. The increase reflects the net impact of a higher debt level albeit at a lower average interest rate.

Other Income

Other income was $1.7 million for the recent quarter compared with other income of $1.1 million in the third quarter a year ago. The increase is due principally to an increase in market value of assets supporting certain non-qualified retirement plans.

Income Taxes

Income taxes in the recent third quarter were $18.8 million, or 36.3 percent of pre-tax income versus $3.1 million, or 9.7 percent of pre-tax income in the same quarter a year ago. Income tax expense for the current quarter was negatively impacted by a provision for a state tax exposure and non-deductible expenses related to the Latrobe Acquisition. The prior year periods included $4.8 million of tax benefits associated with changes in previous tax positions.

Business Segment Results

We have three reportable business segments: Specialty Alloys Operations (“SAO”), Performance Engineered Products (“PEP”), and Latrobe.

The following table includes comparative information for volumes by business segment:

	Three Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2012	2011
Specialty Alloys Operations	55,552	56,014	(462)	(1)
Performance Engineered Products	3,470	3,772	(302)	(8)
Latrobe	5,956	—	5,956	N/A
Intersegment	(1,542)	(1,924)	382	(20)

Consolidated pounds sold	63,436	57,862	5,574	10%

The following table includes comparative information for net sales by business segment:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Specialty Alloys Operations	$426.0	$400.1	$25.9	6%
Performance Engineered Products	85.6	71.4	14.2	20
Latrobe	56.3	10.0	46.3	463
Intersegment	(28.0)	(17.3)	(10.7)	62

Total net sales	$539.9	$464.2	$75.7	16%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Specialty Alloys Operations	$309.7	$275.7	$34.0	12%
Performance Engineered Products	84.3	69.7	14.6	21
Latrobe	50.1	10.0	40.1	401
Intersegment	(25.1)	(17.4)	(7.7)	44

Total net sales excluding surcharge revenues	$419.0	$338.0	$81.0	24%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2012 for the SAO segment increased 6 percent to $426.0 million, as compared with $400.1 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 12 percent on 1 percent lower shipment volume from a year ago. The results reflect in the benefits of a shift in our product mix to more premium products through our limited capacity as well as the positive impacts of our pricing actions and mix management efforts.

Operating income for the SAO segment was $66.7 million or 15.7 percent of net sales (21.5 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $42.1 million or 10.5 percent of net sales (15.3 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of our pricing actions, a strong product mix and improvements to our operating cost performance.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2012 for the PEP segment increased 20 percent to $85.6 million, as compared with $71.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 21 percent on 8 percent lower shipment volume from a year ago. The increase in net sales is due the contribution of our recently acquired Amega West business as well as strong demand in the aerospace and medical markets in our titanium business offset by reductions in shipment volumes in our Carpenter Powder Products business, particularly in Europe.

Operating income for the PEP segment was $9.8 million or 11.4 percent of net sales (11.6 percent of net sales excluding surcharge revenue) in the recent third quarter, compared with $11.4 million or 16.0 percent of net sales (16.4 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The reduction in operating income in the current quarter as compared with the same period of the prior year reflects unfavorable manufacturing performance as well as the impacts of investments in infrastructure necessary to support growth initiatives.

Latrobe Segment

Net sales for the quarter ended March 31, 2012 for the Latrobe segment were $56.3 million, as compared with $10.0 million in the same quarter a year ago. Excluding surcharge revenue, net sales were $50.1 million in the current quarter. The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end use markets as well as distribution sales.

Operating income for the Latrobe segment was $2.9 million or 5.2 percent of net sales (5.8 percent of net sales excluding surcharge revenue) in the recent third quarter. The operating income for the recent third quarter includes approximately $2.9 million of inventory fair value adjustments expensed in connection with acquisition accounting. Excluding these adjustments, segment operating income would have been $5.8 million in the recent third quarter or 10.3 percent of net sales (11.6 percent of net sales excluding surcharge revenue).

Results of Operations – Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011

Net Sales

Net sales for the nine months ended March 31, 2012 were $1,385.1 million, which was a 16 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 21 percent. Overall, pounds shipped were relatively flat as compared with the same period a year ago. Excluding the impact of the recently acquired Latrobe business, net sales excluding surcharge revenues increased 17 percent on 3 percent lower shipment volumes. The results reflect our focus on growing our premium product lines as well as the positive impacts of our pricing and mix management initiatives.

Geographically, sales outside the United States increased 27 percent from the same period a year ago to $459.3 million. International growth was led by Europe, Canada and Asia Pacific, which experienced increased demand for materials used for aerospace engines, automotive fuel systems, and energy applications. Total international sales in the current year represented 33 percent of total net sales, compared with 30 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Aerospace and defense	$607.4	$500.5	$106.9	21%
Industrial and consumer	339.2	351.9	(12.7)	(4)
Energy	189.1	124.5	64.6	52
Medical	102.7	87.6	15.1	17
Transportation	101.0	98.5	2.5	3
Distribution	45.7	28.5	17.2	60

Total net sales	$1,385.1	$1,191.5	$193.6	16%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2012	2011
Aerospace and defense	$449.4	$370.8	$78.6	21%
Industrial and consumer	244.2	234.1	10.1	4
Energy	159.3	101.8	57.5	56
Medical	91.5	74.2	17.3	23
Transportation	73.0	69.4	3.6	5
Distribution	45.5	28.5	17.0	60

Total net sales excluding surcharge revenues	$1,062.9	$878.8	$184.1	21%

Sales to the aerospace and defense market increased 21 percent from the same period a year ago to $607.4 million. Excluding surcharge revenue, sales increased 21 percent from the same period a year ago on 20 percent higher shipment volume. Aerospace and defense results were driven by increased demand for materials used in fastener, engines, and structural components. Demand for titanium fastener material is expected to surpass prior peak levels within this fiscal year and demand for nickel and stainless fastener material has shown significant growth over the last year. Demand for engine components continues to be strong driven by high build rates. The recently acquired Latrobe business contributed 4 percent of the revenue excluding surcharge revenues and 11 percent of the higher shipment volume.

Industrial and consumer market sales decreased 4 percent from the same period a year ago to $339.2 million. Excluding surcharge revenue, sales increased 4 percent from the same period a year ago on 13 percent lower shipment volume. The year-over-year results reflect the impact of mix management and pricing actions that resulted in reduced sales of lower value materials used for general industrial applications and increased sales to meet demand growth for higher value materials for fittings and powder near-net-shape components.

Sales to the energy market of $189.1 million reflected a 52 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 56 percent from a year ago on 36 percent higher shipment volume. The revenue and the volume growth are attributable to increased demand across all sectors of the energy markets.

Sales to the medical market increased 17 percent from a year ago to $102.7 million. Excluding surcharge revenue, sales increased 23 percent on 7 percent higher shipment volume. The results reflect share gain and growth of higher priced titanium products and a richer product mix as compared with the same period in the prior year.

Transportation market sales increased 3 percent from the same period a year ago to $101.0 million. Excluding surcharge revenue, sales increased 5 percent on 8 percent lower shipment volume from the same period a year ago. The revenue growth is again attributable to pricing and mix management efforts that resulted in increased participation in higher valve turbo charger and fuel system components, combined with a reduction in lower value products.

Distribution sales increased 60 percent from the third quarter a year ago to $45.7 million. The increase is primarily attributable to the addition of the Latrobe distribution business which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2012	2011
Special alloys	$655.6	$597.0	$58.6	10%
Stainless steels	457.3	397.3	60.0	15
Titanium products	113.3	95.4	17.9	19
Powder metals	46.5	42.7	3.8	9
Alloy and Tool steel	41.5	19.6	21.9	112
Distribution and other	70.9	39.5	31.4	79

Total net sales	$1,385.1	$1,191.5	193.6	16%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2012	2011
Special alloys	$438.2	$398.4	$39.8	10%
Stainless steels	365.4	290.6	74.8	26
Titanium products	113.3	95.4	17.9	19
Powder metals	43.1	39.2	3.9	10
Alloy and Tool steel	32.8	15.7	17.1	109
Distribution and other	70.1	39.5	30.6	77

Total net sales excluding surcharge revenues	$1,062.9	$878.8	$184.1	21%

Sales of special alloy products increased 10 percent from a year ago to $655.6 million. Excluding surcharge revenues, sales increased 10 percent on a 3 percent increase in shipment volume. The results for the current year reflect overall increases in our higher value alloys used in the aerospace and energy markets offset by declines in shipment volume of lower value materials.

Sales of stainless steels increased 15 percent from a year ago to $457.3 million. Excluding surcharge revenues, sales increased 26 percent on 5 percent lower shipment volume. The results reflect the benefits of strengthening product mix and pricing actions in the energy, medical, automotive and consumer markets.

Sales of titanium products increased 19 percent from a year ago on 4 percent higher shipment volume to $113.3 million. The results reflect increased demand for titanium products used in the aerospace and medical end-use markets combined with the benefits of higher titanium prices, a shift in product mix and pricing actions.

Sales of powder metals increased 9 percent from a year ago to $46.5 million. Excluding surcharge revenues, sales increased 10 percent on 1 percent higher shipment volumes. The results reflect strong demand for powder products across the energy and consumer and industrial end-use markets as well as the positive impacts of pricing and mix management initiatives.

Sales of alloy and tool steel increased 112 percent from a year ago to $41.5 million. Excluding surcharge revenues, sales increased 109 percent on 68 percent higher shipment volume. The results primarily reflect the contributions of the recently acquired Latrobe business as well as the impacts of our pricing and mix management initiatives aimed at growing more premium products and deliberate actions to reduce sales of lower value products.

Gross Profit

Our gross profit in the nine months ended March 31, 2012 increased 57 percent to $270.6 million, or 19.5 percent of net sales (25.5 percent of net sales excluding surcharges), as compared with $172.0 million, or 14.4 percent of net sales (19.6 percent of net sales excluding surcharges), in the same period a year ago. The higher gross profit in the current period was driven by an improved product mix, higher prices and strong operating performance.

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

	Nine Months Ended March 31,
($ in millions)	2012	2011
Net sales	$1,385.1	$1,191.5
Less: surcharge revenue	322.2	312.7

Net sales excluding surcharges	$1,062.9	$878.8

Gross profit	$270.6	$172.0

Gross margin	19.5%	14.4%

Gross margin excluding dilutive effect of surcharges	25.5%	19.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $115.3 million were 8.3 percent of net sales (10.8 percent of net sales excluding surcharges) as compared with $109.9 million or 9.2 percent of net sales (12.5 percent of net sales excluding surcharges) in the same period a year ago. The results reflect increases associated with the addition of our recent acquisition of the Latrobe business. In addition, the reduction in total selling, general and administrative expenses as a percentage of net sales in the current year is consistent with our strategy to control overhead cost growth to well below the rate of revenue growth.

Acquisition Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $11.7 million of acquisition-related costs during the nine months ended March 31, 2012. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the transaction as well as approximately $5.2 million of liability related to costs associated with the sale of certain Latrobe assets necessary to obtain approval for the transaction from the Federal Trade Commission.

Operating Income

For the nine months ended March 31, 2012, our operating income increased to $143.6 million as compared with $61.4 million in the same period a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 14.6 percent for the nine months ended March 31, 2012 as compared with 10.0 percent a year ago.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) expense, which may be volatile based on conditions in the financial markets, as well as total acquisition-related costs related to the Latrobe Acquisition. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense and total acquisition-related costs from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2012	2011
Net sales	$1,385.1	$1,191.5
Less: surcharge revenue	322.2	312.7

Net sales excluding surcharges	$1,062.9	$878.8

Operating income	$143.6	$61.4
Add back: pension EID expense	11.1	26.4

Operating income excluding pension EID expense	$154.7	$87.8

Total acquisition related costs	14.6	—

Operating income excluding pension EID expense and total acquisition related costs	$169.3	$87.8

Operating margin excluding surcharges and pension EID expense	14.6%	10.0%

Operating margin excluding pension EID expense and total acquisition related costs	15.9%	10.0%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted operating margin, excluding surcharges, by 10 basis points during the nine months ended March 31, 2012 and negatively impacted our operating margin, excluding surcharges, by 80 basis points during the same period in the prior year.

Interest Expense

Interest expense for the nine months ended March 31, 2012 was $18.4 million compared with $12.9 million in the year-ago period due to the impact of our recent financing actions. This mainly represents the net impact of a higher debt level albeit at a lower average interest rate. A portion of the incremental debt was reduced as a $100 million note matured and was repaid in fiscal year 2012.

Other Income

Other income was $1.4 million for the nine months ended March 31, 2012 compared with other income of $5.7 million for the comparable nine month period of fiscal year 2011. The decrease is due to the reduction in market value of assets supporting certain non-qualified retirement plans, less receipts from the “Continued Dumping and Subsidiary Offset Act of 2000” and lower contribution from our joint ventures.

Income Taxes

Income taxes in the nine months ended March 31, 2012 were $46.0 million, or 36.3 percent of pre-tax income versus $8.4 million, or 15.5 percent of pre-tax income for the nine months ended March 31, 2011. Income tax expense for current year periods were negatively impacted by a provision for a state tax exposure and non-deductible expenses related to the Latrobe Acquisition. The prior year periods included $4.8 million of tax benefits associated with changes in previous tax positions.

Business Segment Results

We have three reportable business segments: Special Alloys Operations (“SAO”), Performance Engineered Products (“PEP”), and Latrobe.

The following table includes comparative information for our volumes by business segment:

	Nine Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2012	2011
Specialty Alloys Operations	146,840	151,968	(5,128)	(3)
Performance Engineered Products	10,342	10,102	240	2
Latrobe	5,956	—	5,956	N/A
Intersegment	(3,634)	(3,288)	(346)	11

Consolidated pounds sold	159,504	158,782	722	—%

The following table includes comparative information for our net sales by business segment:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Specialty Alloys Operations	$1,122.2	$1,023.1	$99.1	10%
Performance Engineered Products	252.1	166.0	86.1	52
Latrobe	75.9	28.5	47.4	166
Intersegment	(65.1)	(26.1)	(39.0)	149

Total net sales	$1,385.1	$1,191.5	193.6	16%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2012	2011
Specialty Alloys Operations	$802.3	$714.4	$87.9	12%
Performance Engineered Products	248.6	162.0	86.6	53
Latrobe	69.8	28.5	41.3	145
Intersegment	(57.8)	(26.1)	(31.7)	121

Total net sales excluding surcharge revenues	$1,062.9	$878.8	$184.1	21%

Special Alloys Operations Segment

Net sales for the nine months ended March 31, 2012 for the SAO segment increased 10 percent as compared to the same period a year ago to $1,122.2 million, Excluding surcharge revenue, net sales increased 12 percent on 3 percent lower shipment volume from a year ago. The results reflect increased shipment volume in our premium products through our limited capacity as well as the positive impacts of our pricing actions and mix management efforts.

Operating income for the nine months ended March 31, 2012 for the SAO segment was $163.9 million or 14.6 percent of net sales (20.4 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2012, as compared with $94.8 million or 9.3 percent of net sales (13.3 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impacts of our pricing actions, a strong product mix and improvements to our operating costs.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2012 for the PEP segment increased 52 percent to $252.1 million, as compared with $166.0 million in the same period a year ago. Excluding surcharge revenue, net sales increased 53 percent on 2 percent higher shipment volume from a year ago. The increase in net sales is due to the addition of the Amega West business and strong demand in the aerospace and energy markets.

Operating income for the PEP segment was $32.0 million or 12.7 percent of net sales (12.9 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2012, compared with $22.8 million or 13.7 percent of net sales (14.1 percent of net sales excluding surcharge revenue) in the same period a year ago. The operating income results in the current period as compared with the same period of the prior year reflect the impacts of the addition of the Amega West business in December 2010, higher volumes in our Dynamet business offset by poor performance in our Carpenter Powder Products business, particularly in Europe.

Latrobe Segment

Net sales for the nine months ended March 31, 2012 for the Latrobe segment were $75.9 million, as compared with $28.5 million in the same period a year ago. Excluding surcharge revenue, net sales were $69.8 million for the nine months ended March 31, 2012 as compared with $28.5 million in the same period a year ago. The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end use markets as well as distribution sales.

Operating income for the Latrobe segment was $4.2 million or 5.5 percent of net sales (6.0 percent of net sales excluding surcharge revenue) during the nine months ended March 31, 2012 as compared with $1.6 million or 5.6 percent of net sales in the same period a year ago. The operating income for the current period includes approximately $2.9 million of inventory fair value adjustments expensed in connection with acquisition accounting. Excluding these adjustments, segment operating income would have been $7.1 million in the recent period or 9.4 percent of net sales (10.2 percent of net sales excluding surcharge revenue).

Liquidity and Financial Condition

During the nine months ended March 31, 2012, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $95.9 million as compared to negative $150.4 million for the same period a year ago. The negative free cash flow in the nine months ended March 31, 2012 reflects the increase in working capital led by the higher inventory levels. The free cash flow results for the nine months ended March 31, 2012 also reflect the payment of required pension contributions of $19.3 million and the Boarhead Farms settlement payment of $21.8 million. In addition, capital expenditures for plant, equipment and software were $107.3 million for the nine months ended March 31, 2012, as compared with $35.6 million for the same period a year ago. The increase in capital spending principally reflects our capacity expansion projects. We expect to finish the fiscal year with about $175 to $185 million of capital expenditures.

Dividends during the nine months ended March 31, 2012 were $24.2 million as compared to $24.1 million in the nine months ended March 31, 2011, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $175 million as of March 31, 2012, together with cash generated from operations and available borrowing capacity of approximately $344 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.

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

We expect that our significant cash needs including the cost of our planned $500 million state-of-the-art manufacturing facility, required minimum contributions to our pension plans, and investments in working capital, will result in modestly negative free cash flow over the next several fiscal years. Once we are beyond our peak capital expenditure spending levels principally associated with the new facility, we expect to generate consistently positive annual free cash flow.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our revolving credit facility contains a revolving credit commitment of $350 million and expires in June 2016. As of March 31, 2012, we had $6 million of issued letters of credit under the revolving credit facility. The balance of the revolving credit facility ($344 million) remains available to us. As of March 31, 2012, we had total liquidity of approximately $519 million, of which, we expect to fund the maturity of $101 million of long-term debt in fiscal year 2013, if necessary. We also evaluate liquidity needs for alternative uses including funding external growth opportunities as well as funding consistent dividend payments to stockholders. Over the last three fiscal years, we declared and paid quarterly cash dividends of $0.18 per share. We have historically authorized share repurchase programs. There are no current authorized share repurchase programs in order to preserve flexibility for our current priority to invest in attractive growth investments.

As of March 31, 2012, we had cash and cash equivalents of approximately $96 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. During the quarter ended March 31, 2012, we repatriated approximately $16 million in cash from foreign jurisdictions. We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 as of March 31, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of March 31, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of March 31, 2012:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.5 to 1.0 (minimum)	13.9 to 1.0
Consolidated debt to capital	55% (maximum)	25%

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

Net Pension Expense Per Diluted Share

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2012	2011	2012	2011
Pension plans expense	$9.7	$13.5	$28.4	$40.4
Other postretirement benefit plans expense	0.9	1.7	1.9	5.1

	10.6	15.2	30.3	45.5
Income tax benefit	(4.0)	(5.7)	(11.5)	(17.1)

Net pension expense	$6.6	$9.5	$18.8	$28.4

Weighted average diluted common shares	47.9	44.7	46.0	44.6

Net pension expense per diluted share	$0.14	$0.21	$0.41	$0.64

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

Operating Income and Operating Margin Excluding Surcharges, Pension EID Expense and Total Acquisition Related Costs

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges, pension EID expense, and total acquisition related costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense to operating income and operating margin determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
($ in millions)	2012	2011
Net cash provided from (used for) operating activities	$47.9	$(53.0)
Purchases of property, equipment, and software	(107.3)	(35.6)
Acquisition of businesses, net of cash acquired	(12.9)	(41.6)
Acquisition of equity method investment	—	(6.2)
Proceeds from disposals of property and equipment	0.6	1.0
Proceeds received from sale of noncontrolling interest	—	9.1
Dividends paid	(24.2)	(24.1)

Free cash flow	$(95.9)	$(150.4)

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

Impacts of Latrobe Acquisition

This report includes discussions of net income attributable to Carpenter as adjusted to exclude the impact of Latrobe operating results and total acquisition-related costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes that removing the impacts of the adjusted Latrobe operating results and the total acquisition-related costs is useful when comparing results of operations from period to period. The following provides a reconciliation of the measures used in the “Impacts of Latrobe Acquistion” discussion and reconciliation to its most directly comparable U.S. GAAP financial measures:

(in millions)	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Latrobe segment operating income	$2.9	$4.2
Inventory fair value cost adjustments included in Latrobe segment operating income	2.9	2.9
Carpenter distribution business operating income in Mexico included in Latrobe segment results	(0.5)	(1.8)
Latrobe pension EID included in pension EID expense	(0.2)	(0.2)

Adjusted Latrobe operating results before income taxes	5.1	5.1
Income taxes	(1.7)	(1.7)

Adjusted Latrobe operating results	$3.4	$3.4

Adjusted Latrobe operating results per diluted share	$0.07	$0.07

Weighted average shares outstanding	47.9	46.0

(in millions)	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Acquisition related costs (from transaction)	$7.9	$11.7
Inventory fair value cost adjustments	2.9	2.9

Total acquisition related costs before income taxes	10.8	14.6
Income taxes	(3.4)	(3.8)

Total acquisition related costs	$7.4	$10.8

Total acquisition related costs per diluted share	$0.15	$0.23

Weighted average shares outstanding	47.9	46.0

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three and nine months ended March 31, 2012, there were no changes to the environmental liability. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at March 31, 2012 and June 30, 2011, were $5.1 million and $4.9 million, respectively.

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

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that had been divested. Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications. An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008. The Department of State responded to the voluntary disclosure without assessing civil penalties. The Department of Commerce has not yet responded to the voluntary disclosure. It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of March 31, 2012.

Other

We are defending various routine claims and legal actions that are incidental to our business, and we are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Like many other manufacturing companies in recent years, from time to time, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total liability from these matters will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in our annual report on Form 10-K for the year ended June 30, 2011. They include but are not limited to: (1) expectations with respect to the synergies, costs and other anticipated financial impacts of the Latrobe Acquisition could differ from actual synergies realized, costs incurred and financial impacts experienced as a result of the transaction; (2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial, consumer, medical, transportation and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (3) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; (4) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (5) domestic and foreign excess manufacturing capacity for certain metals; (6) fluctuations in currency exchange rates; (7) the degree of success of government trade actions; (8) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (9) possible labor disputes or work stoppages; (10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (11) the ability to successfully acquire and integrate acquisitions, including the Latrobe Acquisition; (12) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (14) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania for which there may be limited alternatives if there are significant equipment failures or catastrophic event; and (15) Carpenter’s future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2012, we had approximately $32.1 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 57 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2012 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming on March 31, 2012, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

As a result of the Latrobe Acquisition on February 29, 2012, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Latrobe. Except as described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

2.1.	Amendment to Agreement and Plan of Merger, dated as of January 13, 2012, by and among Carpenter Technology Corporation, Hawke Acquisition Corp., HHEP-Latrobe, L.P., and Watermill-Toolrock Partners, L.P, is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Current Report on Form 8-K filed January 18, 2012.

2.2.	Amendment to Agreement and Plan of Merger, dated February 29, 2012, by and among Carpenter Technology Corporation, Hawke Acquisition Corp., Latrobe Specialty Metals, Inc., HHEP-Latrobe, L.P., and Watermill-Toolrock Partners, L.P., is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Current Report on Form 8-K filed March 1, 2012 (the “March 2012 8-K”)

10.1	Stockholders Agreement, dated February 29, 2012, by and among Carpenter Technology Corporation, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P., is incorporated herein by reference to Exhibit 10.1 of the March 2012 8-K.

10.2	Registration Rights Agreement, dated February 29, 2012, by and among Carpenter Technology Corporation, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P., is incorporated herein by reference to Exhibit 10.2 of the March 2012 8-K.

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: May 4, 2012	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and Chief Financial Officer

(duly authorized officer and principal financial officer)