Form 10-K
period 2012-06-30
CARPENTER TECHNOLOGY CORP
filed 2012-08-22
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2011 was $2,262,752,126, based on the closing price per share of the registrant’s common stock on that date of $51.48 as reported on the New York Stock Exchange.

As of August 10, 2012, 52,592,042 shares of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2012 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

(b)              Financial Information About Segments:

We are organized in three reportable business segments: Specialty Alloys Operations, Latrobe, and Performance Engineered Products.  See Note 18 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional segment reporting information.

(c)              Narrative Description of Business:

(1)              General:

We develop, manufacture and distribute cast/wrought and powder metal stainless steels and special alloys including high temperature (iron-nickel-cobalt base), stainless, superior corrosion resistant, controlled expansion alloys, ultra high strength and implantable alloys, tool and die steels and other specialty metals, as well as cast/wrought titanium alloys.

We provide material solutions to the changing needs of the aerospace and defense, energy, transportation, medical, industrial and consumer industries.  We have continued to increase our global manufacturing capacity as well as expand our operations to provide customers with solutions to today’s changing materials challenges. We acquired Latrobe Specialty Metals, Inc. (“Latrobe”) in February 2012 and Amega West Services, LLC, (“Amega West”) in December 2010. Latrobe manufactures and distributes high-performance materials for aerospace and defense, energy, and other applications. Amega West is a manufacturer and service provider of high-precision components for measurement while drilling (“MWD”) and logging while drilling (“LWD”), drill collars, stabilizers and other down-hole tools used for directional drilling.  MWD and LWD technology is used to ensure critical data is obtained and transmitted to the surface to monitor progress of the drilling and to characterize the various formations.

In the first quarter of fiscal year 2012, we announced plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and defense, and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014.  We began construction of the facility on a 230 acre greenfield site located in Limestone County, Alabama with the total cost expected of approximately $500 million. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

Reportable Segments

Our reportable segments align with our operating model in which our integrated steel mill operations are managed distinctly from the collection of other differentiated business unit operations. We have three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”).  Previously, the Company’s reportable segments consisted of Premium Alloys Operations, Advanced Metals Operations and Emerging Ventures. For more detailed segment information, including the restatement of corresponding segments for the fiscal years ended June 30 2011 and 2010, please see Note 18 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

The SAO segment, which we also refer to as our mill operations, is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Limestone County, Alabama.  The combined assets of the SAO operations will be managed in an integrated manner to optimize efficiency and profitability across the total system.

The Latrobe segment is comprised of the manufacturing and distribution operations of the Latrobe business acquired effective February 29, 2012. The Latrobe segment provides management with the focus and visibility into the business performance of these newly acquired operations. The Latrobe segment also includes the results of Carpenter’s distribution business in Mexico.

The PEP segment is comprised of the Company’s differentiated operations.  This includes the Dynamet titanium business, the Carpenter Powder Products business, and the Amega West business.  The businesses in the PEP segment will be managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

(2)              Classes of Products:

Our major classes of products are:

Special alloys —

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

Stainless steels —

Our stainless products include a broad range of corrosion resistant alloys including conventional stainless steels and many proprietary grades for special applications.

Titanium products —

Our titanium products include corrosion resistant, highly specialized metal with a combination of high strength and low density.  Most common uses are in aircraft fasteners, medical devices, sporting equipment and chemical and petroleum processing.

Powder metals —

Our powder metals include spherical gas atomized powders produced via air, vacuum, or pressurized melting with Argon or Nitrogen Atomization in fine, medium and coarse powder distributions.

Alloy and Tools Steels —

Our alloy and tools steels are sold across a wide range of industries in long forms as well as rounds, plates and sheets.

Distribution and other

Our distribution sales represent sales of globally sourced corrosion resistant steels, tool steels and powder metals for a wide range of industries.

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

(5)     Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest — principally because of annual plant vacation and maintenance shutdowns by us as well as by many of our customers.  However, the timing of major changes in the general economy or the markets for certain products can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2012*	2011	2010
September 30,	20%	21%	19%
December 31,	21	22	22
March 31,	27	28	28
June 30,	32	29	31
	100%	100%	100%

* Fiscal year 2012 net sales by quarter reflect the Latrobe acquisition effective February 29, 2012.

(6)     Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations.  No customers accounted for 10 percent of net sales during fiscal year 2012.  One customer, Precision Castparts Corporation (“Precision Castparts”), accounted for 10 percent of our net sales during fiscal years 2011 and 2010.  The sales to Precision Castparts represent an aggregation of sales to several independently managed Precision Castparts subsidiaries.  See Note 18 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional information.

(7)     Backlog:

As of June 30, 2012, we had a backlog of orders, believed to be firm, of approximately $896 million, substantially all of which is expected to be shipped within fiscal year 2013.  Our backlog as of June 30, 2011 was approximately $623 million.

(8)     Competition:

Our business is highly competitive.  We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography. We are leaders in specialty materials for critical applications with over 120 years of metallurgical and manufacturing expertise. A significant portion of the products we produce are highly engineered materials for demanding applications. There are a limited number of companies producing one or more similar products that we consider our major competitors for our high value products used in demanding applications, particularly in our aerospace and defense and energy end-use markets.  These products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer orders. Our experience, technical capabilities, product offerings and research and development efforts that we have in our niche markets represent barriers to existing and potential competitors.

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

(9)     Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $20.5 million, $18.9 million and $17.8 million in fiscal years 2012, 2011 and 2010, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company.  The ability to commercialize radical new technology to drive the next major increment of organic growth is a key element of our strategic path to success.  Our strong commitment to developing continuous streams of new products to meet customers’ needs has been supported by increased research and development resources and investments over the last several years and by actively acquiring game changing technologies. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements and has led to the establishment of worldwide partnerships for materials and process development and innovation. We believe that the alloys under development will redefine our business in the future.

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

Our costs of maintaining and operating environmental control equipment were $14.1 million, $12.7 million and $10.7 million for fiscal years 2012, 2011 and 2010, respectively.  The capital expenditures for environmental control equipment were $0.4 million, $0.4 million and $0.1 million for fiscal years 2012, 2011 and 2010, respectively.  We anticipate spending approximately $4.4 million on major domestic environmental capital projects over the next five fiscal years.  This includes approximately $1.6 million in fiscal year 2013 and fiscal year 2014.  Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)   Employees:

As of June 30, 2012, our total workforce consisted of approximately 4,800 employees, which included approximately 115 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2013, approximately 360 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires August 1, 2014, and three employees in the Detroit, Michigan warehouse who are covered under a collective bargaining agreement which expires March 31, 2014.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $664.5 million, $511.3 million and $369.1 million in fiscal years 2012, 2011 and 2010, respectively. Long lived assets held outside of the United States were $22.9 million, $16.1 million and $6.0 million as of June 30, 2012, 2011 and 2010, respectively.  For further information on domestic and international sales, see Note 18 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation, which is also applicable to our other executive officers.  There were no waivers of the Code of Ethics in fiscal year 2012.  The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Demand in our end-use markets, including companies in the aerospace and defense, energy, transportation, medical, industrial and consumer markets, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain. As a result, our results of operations, financial condition, cash flows and availability of credit could fluctuate significantly from period to period.

A significant portion of our sales represents products sold to customers in the commercial aerospace and defense and energy markets. The cyclicality of those markets can adversely affect our current business and our expansion objectives.

The commercial aerospace and defense market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition, and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or combination of these factors and therefore are difficult to predict with certainty. A downturn in the commercial aerospace and defense industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products, and our results of operations, business and financial condition could be materially adversely affected.

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

The anticipated benefits of the Latrobe acquisition may not be fully realized and may take longer to realize than expected.

The Latrobe acquisition involves the integration of Latrobe’s operations with our existing operations, and there are uncertainties inherent in such an integration. We have devoted and will continue to devote significant management attention and resources to integrating Latrobe’s operations. Delays, unexpected difficulties in the integration process or failure to retain key management personnel could adversely affect our business, financial results and financial condition. Even if we are able to integrate Latrobe’s operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time.

In addition, we may have not discovered during the due diligence process, , all known and unknown factors regarding Latrobe that could produce unintended and unexpected consequences for us. Undiscovered factors could cause us to incur potentially material financial liabilities, and prevent us from achieving the expected benefits from the proposed Merger within our desired time frames, if at all.

Any significant delay or inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations.

We are undertaking several large capital expansion projects in the near-term such as our recently announced expansion of our Reading facility targeting premium remelt, forge finishing and annealing operations.  We are also undertaking longer term projects associated with the next major increment of our premium products capability, including our $500 million state-of-the-art manufacturing facility focused on premium products.  These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost effective manner will depend upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute this project on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule and our ability to implement these project with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated excess costs, our results of operations and financial position may be materially adversely affected.

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

We have obligations to provide substantial benefits to active and current employees, and most of the associated costs are paid by the Company and are not covered by insurance. In addition, certain employees are covered by defined benefit pension plans, with the majority of our plans covering employees in the United States. Many domestic and international competitors do not provide defined benefit plans and/or retiree health care plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. We currently expect to make approximately $82 million in required contributions to our US defined benefit pension plans during fiscal year 2013. A decline in the value of plan investments in the future, an increase in costs or liabilities, unfavorable changes in laws or regulations that govern pension plan funding or the impacts of underfunded plans acquired in connection with the consummation of the Latrobe merger could materially change the timing and amount of required pension funding. A requirement to accelerate or increase pension contributions in the future could have a material adverse effect on our results of operations and financial condition.

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

We produce ultra high-strength, high temperature and corrosion-resistant alloys designed for our customers’ demanding applications particularly in our aerospace and defense, energy and medical end use markets. Failure of the materials that are included in our customers’ applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us.  We have a complex manufacturing process necessary to meet our customers’ stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on the results of our operations, financial condition and cash flows.

Our business subjects us to risks of litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

Litigation claims relate to the conduct of our currently and formerly owned businesses, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury, patent infringement and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us.  The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our financial condition, liquidity or results of operations.

A portion of our workforce is covered by a collective bargaining agreement and union attempts to organize our other employees may cause work interruptions or stoppages.

Approximately 100 production employees at our Dynamet business unit located in Washington, PA are covered by a collective bargaining agreement.  This agreement expires in August 2013.  Approximately 360 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement.  This agreement expires in August 2014.  Approximately 3 employees at our Latrobe business unit located in Detroit, Michigan are covered by a collective bargaining agreement that expires in March 2014.  There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our primary manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

We value most of our inventory using the LIFO method, which could be repealed resulting in adverse effects on our cash flows and financial condition.

The cost of our inventories is primarily determined using the Last-In First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory.  Recent proposals have been initiated aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its first-in, first-out (“FIFO”) value. As of June 30, 2012, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been about $330 million higher. This increase in inventory would result in a one-time increase in taxable income which would be taken into account over the following several taxable years. The repeal of LIFO could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

We depend on the retention of key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and production positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

We could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect the integrity of confidential data.

Management relies on IT infrastructure, including hardware, network, software, people and processes, to provide useful information to conduct our business and support assessments and conclusions about operating performance. Our inability to produce relevant and/or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations. In addition, any material failure, interruption of service, or compromised data security could adversely affect our operations. Security breaches in our information technology could result in theft, destruction, loss, misappropriation or release of confidential data or intellectual property which could adversely impact our future results.

The carrying value of goodwill and other intangible assets may not be recoverable.

Goodwill and other intangible assets are recorded at fair value on the date of acquisition. We review these assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. Any future impairment of goodwill or other intangible assets could have a material adverse effect on our results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The locations of our primary manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida; Elyria, Ohio; Woonsocket, Rhode Island; Latrobe, Pennsylvania; Franklin, Pennsylvania; Wauseon, Ohio and Torshalla, Sweden.  The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg, Elyria, Woonsocket, Latrobe, Franklin, Wauseon and Torshalla plants are owned.  The Clearwater plant is owned, but the land is leased.  Two administrative buildings in Torshalla are leased.

The Amega West operations include leased rental warehouses and service centers located in Houston, Texas; Oklahoma City, Oklahoma; Casper, Wyoming; Lafayette, Louisiana; West Alexander, Pennsylvania; Nisku Alberta, Canada and Singapore. The primary manufacturing facility in Tyler, Texas is owned.

The Latrobe operations include leased warehouses and service centers located in Vienna, Ohio; Detroit, Michigan; Chicago, Illinois; Pinehurst, Texas; Prichard, Alabama; Sheffield, United Kingdom; Ludwigshafen, Germany; Blenheim, Ontario, Canada.  The service centers in White House, Tennessee and Northborough, Massachusetts are owned.

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

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members).  The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts.  The suit went to trial in June 2008.  Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs.  We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011,we had a liability recorded related to this case of $21.8 million.  On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million which we paid during September 2011.  We expect no additional material liabilities will be incurred related to this matter.

In addition, from time to time, we are a party to certain routine claims and legal actions and other contingent liabilities incident to the normal course of business which pertain to litigation, product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues.  Based on information currently available, the ultimate resolution of our known contingencies, individually or in the aggregate and including the matters described in Note 11 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our financial position, liquidity, or results of operations.  However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

See the “Contingencies” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the “Contingencies and Commitments” section included in Note 11 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”.  The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NYSE.

	Fiscal Year 2012		Fiscal Year 2011
Quarter Ended:	High	Low	High	Low
September 30,	$58.18	$43.04	$38.11	$30.58
December 31,	$59.53	$41.32	$41.90	$34.30
March 31,	$56.65	$49.46	$44.94	$38.78
June 30,	$56.81	$42.27	$57.68	$40.69
Annual	$59.53	$41.32	$57.68	$30.58

The range of our common stock price on the NYSE from July 1, 2012 to August 10, 2012 was $44.11 to $50.96.  The closing price of the common stock was $50.96 on August 10, 2012.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.18 per common share during each quarter of fiscal years 2012 and 2011.

As of August 10, 2012, there were 2,546 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth Item 12 hereto.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap Index, our New Peer Group and our Old Peer Group for each of the last five fiscal years ended June 30, 2012. The cumulative total return assumes an investment of $100 on June 30, 2007 and the reinvestment of any dividends during the period. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. The companies in our Old Peer Group are: AK Steel Holding Corp., Allegheny Technologies, Inc., Daido Steel Company Limited, Gloria Material Technology Corp., Haynes International Inc., Kennametal Inc., Parker-Hannifin Corp., Precision Industries Castparts Corp., Reliance Steel and Aluminum Company, RTI International Metals Inc., Sandvik AB, Schmolz + Bickenbach AG, Steel Dynamics Inc., The Timken Company, Titanium Metals Corp., Universal Stainless & Alloy Products, Voestalpine AG.  The Companies in our New Peer Group are:  AK Steel Holding Corp., Allegheny Technologies, Inc., Daido Steel Company Limited, Gloria Material Technology Corp., Haynes International Inc., Hexcel Corp., Kennametal Inc., Precision Castparts Corp., Reliance Steel and Aluminum Company, RTI International Metals Inc., Sandvik AB, Schmolz + Bickenbach AG, Steel Dynamics Inc., The Timken Company, Titanium Metals Corp., Universal Stainless & Alloy Products, Voestalpine AG and Worthington Industries Inc.  We believe the companies included in our New Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors.  The total stockholder return for the peer groups is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

	6/07	6/08	6/09	6/10	6/11	6/12

Carpenter Technology Corporation	100.00	67.70	33.37	54.13	96.89	81.48
S&P Midcap 400	100.00	92.66	66.70	83.32	116.14	113.43
Old Peer Group	100.00	89.82	47.80	62.78	97.66	77.64
New Peer Group	100.00	87.70	45.80	60.16	92.87	73.79

Recent Sales of Unregistered Securities

On February 29, 2012, in connection with our acquisition of Latrobe, we issued 8.1 million shares of our common stock to Latrobe’s shareholders pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereof.  1,235,226 of the shares issued as merger consideration were placed into escrow to secure Latrobe’s indemnification obligations and to account for Latrobe’s pension funding issues.  In May, 2012, 300,000 of the shares placed in escrow, representing the portion relating to Latrobe’s pension funding issues, were released to Latrobe’s shareholders pursuant to the Merger Agreement.

Item 6.  Selected Financial Data

Five-Year Financial Summary

In millions, except per share data

(Fiscal years ended June 30,)

	2012(a)	2011(b)	2010	2009(c)	2008(d)
Summary of Operations:
Net sales	$2,028.7	$1,675.1	$1,198.6	$1,362.3	$1,953.5
Operating income	210.1	96.4	11.7	64.0	293.6
Income from continuing operations	121.6	71.7	2.1	47.9	200.5
Income from discontinued operations, net	—	—	—	—	77.2
Net income	$121.6	$71.7	$2.1	$47.9	$277.7
Net income attributable to Carpenter	$121.2	$71.0	$2.1	$47.9	$277.7

Financial Position at Year-End:
Cash and cash equivalents	$211.0	$492.5	$265.4	$340.1	$403.3
Marketable securities, current	$—	$30.5	$105.2	$15.0	$5.3
Total assets	$2,627.8	$1,991.9	$1,583.2	$1,497.4	$1,712.2

Long-term obligations, net of current portion (including convertible preferred stock)	$305.9	$407.8	$259.6	$258.6	$276.7
Per Common Share:
Net earnings:
Basic
Continuing operations	$2.55	$1.59	$0.04	$1.08	$4.11
Discontinued operations	$—	$—	$—	$—	$1.59
	$2.55	$1.59	$0.04	$1.08	$5.70
Diluted
Continuing operations	$2.53	$1.59	$0.04	$1.08	$4.11
Discontinued operations	$—	$—	$—	$—	$1.58
	$2.53	$1.59	$0.04	$1.08	$5.69

Cash dividend-common	$0.72	$0.72	$0.72	$0.72	$0.63

Weighted Average Common Shares Outstanding:
Basic	47.1	44.1	43.9	43.9	48.5
Diluted	47.8	44.7	44.4	44.2	48.7

(a)         Fiscal year 2012 included $11.7 million of acquisition-related costs incurred in connection with the Latrobe Acquisition that was consummated on February 29, 2012 and more fully discussed in Note 2 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(b)         Fiscal year 2011 included $2.4 million of Latrobe acquisition-related costs and $0.7 million of Amega West acquisition-related costs incurred in connection with the Latrobe Acquisition and Amega West acquisition that more fully discussed in Note 2 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(c)          Fiscal year 2009 included $9.4 million of restructuring charges related to the shutdown and closure of our U.K. metal strip manufacturing operations.

(d)         Fiscal year 2008 included a $109.6 million pre-tax gain on the sale of our ceramics and metals shapes businesses. The results of operations of the divested business units prior to the divestitures are presented as discontinued operations.

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

On February 29, 2012, following approval by the U.S. Federal Trade Commission (“FTC”), we completed the acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) through the merger of a wholly-owned subsidiary of the Company with and into Latrobe (the “Latrobe Acquisition”). In connection with the Latrobe Acquisition, former owners of Latrobe received 8.1 million shares of Carpenter stock. In addition, pursuant to the terms of the related merger agreement, Carpenter paid $11.5 million in cash at closing, net of $2.5 million of cash acquired, in addition to a payment of approximately $154 million in order to pay off Latrobe debt.  A key benefit of the Latrobe Acquisition is a substantial increase in production which will increase Carpenter’s capacity to meet strong customer demand for premium products.  As a condition of the FTC approval, Carpenter entered into a consent decree (the “Consent Decree”) to transfer certain assets and technical knowledge to Eramet S.A and its subsidiaries, Aubert & Duval and Brown Europe (collectively, the “Transferees”), which will allow the Transferees, as a group, to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace. The alloys have minimal sales impact and will cause no material change to the economics of the Latrobe Acquisition.  As part of the Consent Decrees, we agreed to transfer certain assets as well as fund the cost of acquiring assets in an amount up to approximately $5 million; we recorded a charge for this liability in the quarter ended March 31, 2012.

In the first quarter of fiscal year 2012, we announced our plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and defense and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014.  We began construction of the facility on a 230 acre greenfield site located in Limestone County, Alabama at a total cost of approximately $500 million.  The site selection process included analyzing state, county and local incentives, utility costs, and labor resources.  The state of Alabama and local government entities put together a compelling package, including various tax initiatives, infrastructure grants, and training programs. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations as well possible business unit dispositions aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Fiscal Year
($ in millions, except per share data)	2012	2011	2010
Net sales	$2,028.7	$1,675.1	$1,198.6

Net sales excluding surcharges (1)	$1,569.6	$1,231.1	$921.7

Operating income excluding pension earnings, interest and deferrals (“pension EID”) expense(1)	$225.4	$131.6	$49.6

Net income	$121.6	$71.7	$2.1

Diluted earnings per share	$2.53	$1.59	$0.04

Net pension expense per diluted share (1)	$0.55	$0.84	$0.85

Purchases of property, equipment and software	$171.9	$79.6	$44.2

Free cash flow (1)	$(58.8)	$(88.9)	$40.1

Pounds sold (in thousands) (2)	235,532	216,834	172,974

(1)  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

(2)  Includes specialty and titanium alloys, stainless steel and powder materials

Our sales are across a diversified list of end-use markets.  During fiscal year 2012, we changed the manner in which sales are classified by end use market so that we could better evaluate our sales results from period to period. In order to make the discussion of sales by end-use market more meaningful, we have reclassified the fiscal year 2011 and 2010 sales by end-use market to conform to the fiscal year 2012 presentation. The table below summarizes our estimated sales by market over the past three fiscal years.

	Fiscal Year
($ in millions)	2012		2011		2010
Aerospace and defense	$901.1	44%	$697.6	42%	$535.0	44%
Industrial and consumer	478.2	24	486.6	29	346.6	29
Energy	268.3	13	194.6	12	79.6	7
Medical	141.0	7	122.1	7	107.2	9
Transportation	142.2	7	135.5	8	97.6	8
Distribution	97.9	5	38.7	2	32.6	3
Total net sales	$2,028.7	100%	$1,675.1	100%	$1,198.6	100%

During fiscal year 2012, we changed the manner in which sales are classified by product class so that we could better evaluate our sales results from period to period.  The changes are intended to better segregate growth areas of premium products such as high temperature nickel-based special alloys, titanium products and powder metals, while also reflecting the anticipated product classes and businesses gained through the Latrobe acquisition.  In order to make the discussion of sales by product class more meaningful, we have reclassified the fiscal year 2011 and 2010 sales by product class to conform to the fiscal year 2012 presentation.  The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
($ in millions)	2012		2011		2010
Special alloys	$931.4	47%	$831.8	49%	$611.6	52%
Stainless steels	637.3	31	564.9	34	373.4	31
Titanium products	156.6	8	135.3	8	108.0	9
Alloy & tool steel	108.6	5	27.2	2	29.9	2
Powder metals	64.3	3	61.4	4	33.8	3
Distribution &other	130.5	6	54.5	3	41.9	3
Total net sales	$2,028.7	100%	$1,675.1	100%	$1,198.6	100%

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans.  See further discussion of net pension expense in the “Non-GAAP Financial Measures” below. Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our statements of income. The fiscal year 2012 net pension expense includes $2.5 million of net pension expense associated the pension and postretirement plans assumed in connection with the Latrobe Acquisition. The following is a summary of the classification of net pension expense included in our statements of income during fiscal years 2012, 2011 and 2010:

	Fiscal Year
($ in millions)	2012	2011	2010
Cost of sales	$31.2	$45.8	$44.6
Selling, general and administrative expenses	10.9	15.0	16.7
Net pension expense	$42.1	$60.8	$61.3

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. The following is a summary of the components of net pension expense during fiscal years 2012, 2011 and 2010:

	Fiscal Year
($ in millions)	2012	2011	2010
Service cost	$26.8	$25.6	$23.3
Pension earnings, interest and deferrals	15.3	35.2	38.0
Net pension expense	$42.1	$60.8	$61.3

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. Pension earnings, interest and deferrals expenses is impacted by the financial markets and decreased significantly during fiscal year 2012 principally due to the increase in market value of the securities held by the plans as well as slightly higher interest rates as of June 30, 2011.

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

	Fiscal Year
(Per Diluted Share)	2012	2011
Net income attributable to Carpenter before adjusted Latrobe operating results, share dilution and total acquisition related costs	$2.74	$1.64
Adjusted Latrobe operating results *	0.30	—
Dilution from additional outstanding shares**	(0.16)	—
Net income attributable to Carpenter before total acquisition related costs	2.88	1.64
Total acquisition related costs *	(0.35)	(0.05)
Net income attributable to Carpenter	$2.53	$1.59

*                                         Detailed schedule included in Non-GAAP Financial Measures below.

**                                  In connection with the Latrobe Acquisition, we issued 8.1 million shares of common stock to the former owners. For the fiscal year 2012, the issuance of these shares resulted in an additional 2.7 million weighted average diluted shares.

Operating Performance Overview

Fiscal year 2012 results reflect the benefits of strong, sustained demand across all our end use markets. We have made progress during fiscal year 2012 in the following important areas:

•                  We exceeded our financial goals based on solid execution against our strategies of premium product growth, mix management and pricing.

•                  We finalized our acquisition of Latrobe.  The integration process is going extremely well and we are even more excited about the strategic value and synergies from this transaction.

Results of Operations — Fiscal Year 2012 Compared to Fiscal Year 2011

For fiscal year 2012, we reported net income of $121.2 million, or $2.53 per diluted share, compared with income of $71.0 million, or $1.59 per diluted share, a year earlier. Our fiscal year 2012 results reflect a trend of improving revenues and profit throughout the fiscal year.

Net Sales

Net sales for fiscal year 2012 were $2,028.7 million, which was a 21 percent increase from fiscal year 2011. Excluding surcharge revenues, sales were 27 percent higher than fiscal year 2011 on 9 percent higher volume.

Geographically, sales outside the United States increased 30 percent from fiscal year 2011 to $664.5 million. International sales as a percentage of our total net sales, represented 33 percent and 31 percent for fiscal year 2012 and fiscal year 2011, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets.  The following table includes comparative information for our estimated net sales, which includes surcharge revenues, by principal end-use markets which we believe is helpful supplemental information in analyzing the performance of the business from period to period:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$901.1	$697.6	$203.5	29%
Industrial and consumer	478.2	486.6	(8.4)	(2)
Energy	268.3	194.6	73.7	38
Medical	141.0	122.1	18.9	15
Transportation	142.2	135.5	6.7	5
Distribution	97.9	38.7	59.2	153
Total net sales	$2,028.7	$1,675.1	$353.6	21%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2012	2011	Increase	Increase
Aerospace and defense	$668.8	$512.1	$156.7	31%
Industrial and consumer	346.7	324.9	21.8	7
Energy	227.4	156.0	71.4	46
Medical	125.7	104.4	21.3	20
Transportation	104.0	95.0	9.0	9
Distribution	97.0	38.7	58.3	151
Total net sales excluding surcharge revenues	$1,569.6	$1,231.1	$338.5	27%

Sales to the aerospace and defense market increased 29 percent from fiscal year 2011 to $901.1 million. Excluding surcharge revenue, such sales increased 31 percent on 43 percent higher shipment volume. The aerospace and defense results reflect strength in all areas as build rates remain high and mix shifts to larger planes and new platforms that favor higher use of our products as well as the addition of the Latrobe business during fiscal year 2012.

Industrial and consumer market sales decreased 2 percent from fiscal year 2011 to $478.2 million. Adjusted for surcharge revenue, such sales increased approximately 7 percent while volumes decreased 9 percent.  The results reflect the continued impact of mix management and pricing actions.  The percentage of volume in differentiated product applications with strategically important customers continues to increase as a result of these actions.

Sales to the energy market of $268.3 million reflected a 38 percent increase from fiscal year 2011. Excluding surcharge revenue, such sales increased 46 percent on 35 percent higher shipment volume. The sales results reflect the growth led by oil and gas which continues to benefit from the Amega West acquisition which is leading to share gains and international expansion.  Directional rig activity remains high with increased offshore drilling and movement of rigs from gas to oil.

Sales to the medical market increased 15 percent to $141.0 million from fiscal year 2011. Adjusted for surcharge revenue, such sales increased 20 percent, while volumes increased 7 percent. The overall volume growth is consistent with expected long term industry growth rates.  The higher growth is attributable to customer shifts to tighter specification medical grade alloys which creates increased demand for Carpenter premium products.

Transportation market sales increased 5 percent from the fiscal year 2011 to $142.2 million. Excluding surcharge revenue, such sales increased 9 percent on 5 percent lower shipment volume. Revenue growth far exceeded volume growth which reflects Carpenter’s focus on higher value material solutions to increase fuel efficiency and lightweight vehicles.

Sales to the distribution market increased 153 percent to $97.9 million from fiscal year 2011.  The increase is primarily attributable to the addition of Latrobe distribution business which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$	%
($ in millions)	2012	2011	Increase	Increase
Special alloys	$931.4	$831.8	$99.6	12%
Stainless steels	637.3	564.9	72.4	13
Titanium products	156.6	135.3	21.3	16
Powder metals	64.3	61.4	2.9	5
Alloy and Tool steel	108.6	27.2	81.4	299
Distribution and other	130.5	54.5	76.0	139
Total net sales	$2,028.7	$1,675.1	$353.6	21%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2012	2011	Increase	Increase
Special alloys	$626.2	$548.0	$78.2	14%
Stainless steels	512.4	414.8	97.6	24
Titanium products	156.6	135.3	21.3	16
Powder metals	59.7	56.9	2.8	5
Alloy and Tool steel	85.7	21.6	64.1	297
Distribution and other	129.0	54.5	74.5	137
Total net sales excluding surcharge revenues	$1,569.6	$1,231.1	$338.5	27%

Sales of special alloys products increased 12 percent in fiscal year 2012 as compared with a year ago to $931.4 million. Excluding surcharge revenue, sales increased 14 percent on a 6 percent increase in shipment volume. The sales results principally reflect the increased demand in our higher value alloys used in the aerospace and energy markets as wells as the positive impacts of our mix management initiatives.

Sales of stainless steels increased 13 percent as compared with fiscal year 2011. Excluding surcharge revenues, such sales increased by 24 percent on a 1 percent lower shipment volume. The results reflect the benefits of strengthening product mix and pricing actions in the energy, medical, industrial, automotive and consumer markets.

Sales of titanium products increased 16 percent as compared with fiscal year 2011 on 5 percent higher shipment volume. The results reflect the benefits of shifts in product mix to higher value materials used in medical applications as well as the impacts of strengthening demand for aerospace fasteners.

Sales of powder metals increased 5 percent in fiscal year 2012 on 2 percent lower shipment volume. The results reflect unfavorable performance in Europe, offset by pricing and mix management efforts.

Sales of alloy and tool steel increased 299 percent in fiscal year 2012 on 221 percent higher shipment volume. The results reflect the addition of the Latrobe business.

Gross Profit

Gross profit in fiscal year 2012 increased to $391.0 million, or 19.3 percent of net sales (24.9 percent of net sales excluding surcharges), from $249.0 million, or 14.9 percent of net sales (20.2 percent of net sales excluding surcharges), for fiscal year 2011. The results primarily reflect the higher volumes in fiscal year 2012, an improved product mix, price increases and better operating performance.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2012 and 2011. See the section “Non-GAAP Financial Measures” below for further discussion of these financial metrics.

	Fiscal Year
($ in millions)	2012	2011
Net sales	$2,028.7	$1,675.1
Less: surcharge revenue	459.1	444.0
Net sales excluding surcharges	$1,569.6	$1,231.1

Gross profit	$391.0	$249.0

Gross margin	19.3%	14.9%

Gross margin excluding dilutive effect of surcharges	24.9%	20.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2012 were $169.2 million, or 8.3 percent of net sales (10.7 percent of net sales excluding surcharges), compared to $149.5 million, or 8.9 percent of net sales (12.1 percent of net sales excluding surcharges), in fiscal year 2011.  The increase in fiscal year 2012 is due principally to the additional overhead costs related to the Latrobe and Amega businesses and the impact of general inflationary increases in costs.

Acquisition Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $11.7 million of acquisition-related costs during fiscal year 2012. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition as well as approximately $5.2 million of liability for costs associated with the sale of certain Latrobe assets necessary to obtain FTC approval for the transaction.

During fiscal year 2011, we incurred $3.1 million of acquisition related costs associated with the Latrobe and Amega West acquisitions.  These costs consist primarily of fees paid to financial, legal and other professional advisors in connection with the acquisition activities.

Operating Income

Our operating income in fiscal year 2012 increased to $210.1 million as compared with $96.4 million in fiscal year 2011.  Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) portion of our net pension expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense and acquisition related costs from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and restructuring charges provides a more consistent and meaningful basis for comparing results of operations from period to period.  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2012	2011
Net sales	$2,028.7	$1,675.1
Less: surcharge revenue	459.1	444.0
Net sales excluding surcharges	$1,569.6	$1,231.1

Operating income	$210.1	$96.4
Add back: Pension EID expense	15.3	35.2
Operating income excluding pension EID expense	$225.4	$131.6
Acquisition related costs (from transaction)	11.7	3.1
Operating income excluding pension EID expense and acquisition related costs (from transaction)	$237.1	$134.7

Operating margin excluding surcharges and pension EID expense	14.4%	10.7%
Operating margin excluding surcharges and pension EID expense and acquisition related costs (from transaction)	15.1%	10.9%

In addition to the impact of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from year to year. We estimate that the effect of such combined fluctuations negatively impacted our operating margin by approximately 30 basis points during fiscal year 2012 and negatively impacted our operating margin by approximately 90 basis points during fiscal year 2011.

Interest Expense

Fiscal year 2012 interest expense of $23.8 million increased 39 percent from $17.1 million in fiscal year 2011. The increase in interest expense, excluding the gains on interest swaps, reflects the net impact of a higher debt level albeit at a lower average interest rate.  Interest on substantially all of our debt was at a fixed rate.  We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate.  Fiscal year 2012 interest expense includes net gains from interest rate swaps of $1.4 million as compared with net gains from the interest rate swaps of $2.8 million in fiscal year 2011.

Other Income, Net

Other income for fiscal year 2012 was $2.3 million as compared with $8.5 million a year ago.  The decrease principally reflected less receipts from the “Continued Dumping and Subsidy Offset Act of 2000”, unfavorable market return on company owned life insurance and lower equity in earnings of our joint ventures.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2012 was 35.5 percent as compared to 18.3 percent in fiscal year 2011.  The fiscal year 2012 tax rate was higher than the statutory rate of 35 percent, primarily due to the nondeductible expenses related to the Latrobe acquisition.

The fiscal year 2011 tax rate was lower than the statutory rate of 35 percent, primarily due to the benefits associated with foreign source income, the domestic manufacturing deduction and the research and development credit.

See Note 16 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 18 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data.”

The following tables include selected information by business segment:

	Fiscal Year		Increase	%
(Pounds sold, in thousands)	2012	2011	Decrease	Increase

Specialty Alloys Operations	207,560	207,246	314	—
Performance Engineered Products	14,182	14,134	48	—
Latrobe	22,970	—	22,970	N/A
Intersegment	(9,180)	(4,546)	(4,634)	102
Consolidated pounds sold	235,532	216,834	18,698	9%

	Fiscal Year		Increase	%
($ in millions)	2012	2011	Decrease	Increase
Specialty Alloys Operations	$1,566.6	$1,431.3	135.3	9%
Performance Engineered Products	347.0	248.3	98.7	40
Latrobe	217.7	38.7	179.0	463
Intersegment	(102.6)	(43.2)	(59.4)	138
Total net sales	$2,028.7	$1,675.1	$353.6	21%

	Fiscal Year		Increase	%
($ in millions)	2012	2011	Decrease	Increase
Specialty Alloys Operations	$1,126.8	$990.4	136.4	14
Performance Engineered Products	342.1	243.2	98.9	41
Latrobe	193.2	38.7	154.5	399
Intersegment	(92.5)	(41.2)	(51.3)	125
Total net sales excluding surcharge revenues	$1,569.6	$1,231.1	$338.5	27%

Specialty Alloys Operations Segment

Net sales in fiscal year 2012 for the Specialty Alloys Operations (“SAO”) segment were $1,566.6 million, as compared with $1,431.3 million in fiscal year 2011. Excluding surcharge revenues, sales increased 14 percent from a year ago. The fiscal year 2012 net sales reflected flat pounds shipped as compared to fiscal year 2011. The results reflects the benefits of shift in our product mix to more premium products through our limited capacity as well as the positive impacts of our pricing actions and mix management efforts.

Operating income for the SAO segment in fiscal year 2012 was $229.4 million, or 14.6 percent of net sales (20.4 percent of net sales excluding surcharge revenues), compared to $139.3 million, or 9.7 percent of net sales (14.1 percent of net sales excluding surcharge revenues), for fiscal year 2011.  The increase in operating income reflects the impacts our pricing actions and a strong product mix as well as the benefits of our operating cost performance improvements.

Performance Engineered Products Segment

Net sales for fiscal year 2012 for the Performance Engineered Products (“PEP”) segment increased 40 percent to $347.0 million as compared with $248.3 million for fiscal year 2011. Excluding surcharge revenues, net sales increased 41 percent on flat shipment volumes.  The increase in net sales is due to the contribution of the Amega West business acquired December 31, 2010 as well as strong demand in high value materials used in aerospace and medical markets in our titanium business.

Operating income for the PEP segment for fiscal year 2012 was $41.7 million, or 12.0 percent of net sales,  as compared with $35.0 million, or 14.1 percent of net sales for fiscal year 2011. The operating income performance compared to last year reflects unfavorable manufacturing performance, weakness in powder sales in Europe and the impacts of investments in infrastructure necessary to support growth initiatives.

Latrobe Segment

The Latrobe segment includes the operations of the manufacturing and distribution operations of the business beginning upon closing of the Latrobe Acquisition in February 2012.  Prior to the Latrobe Acquisition, the Latrobe segment included the result of our distribution business in Mexico.  Net sales for fiscal year 2012 for the Latrobe segment increased 463 percent to $217.7 million as compared with $38.7 million for fiscal year 2011. Excluding surcharge revenues, net sales increased 399 percent.  The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end use markets as well as distribution sales.

Operating income for the Latrobe segment for fiscal year 2012 was $13.3 million, or 6.1 percent of net sales (6.9 percent of net sales excluding surcharge revenues), as compared with $2.2 million, or 5.7 percent of net sales (5.7 percent of net sales excluding surcharge revenues) for fiscal year 2011.  The operating income for fiscal year 2012 includes approximately $11.6 million of inventory fair value adjustments expensed in connection with acquisition accounting.  Excluding these adjustments, segment operating income would have been $24.9 million in fiscal year 2012 or 11.4 percent of sales (12.9 percent of net sales excluding surcharge revenue).

Results of Operations — Fiscal Year 2011 Compared to Fiscal Year 2010

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

Sales by End-Use Markets

We sell to customers across diversified end-use markets. Although we are not organized to report other than sales by end-use market, the following table includes comparative information for our estimated net sales by principal end-use markets which we believe is helpful supplemental information in analyzing the performance of the business from period to period:

	Fiscal Year		$	%
($ in millions)	2011	2010	Increase	Increase
Aerospace and defense	$697.6	$535.0	$162.6	30%
Industrial and consumer	486.6	346.6	140.0	40
Energy	194.6	79.6	115.0	144
Medical	122.1	107.2	14.9	14
Transportation	135.5	97.6	37.9	39
Distribution	38.7	32.6	6.1	19
Total net sales	$1,675.1	$1,198.6	$476.5	40%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2011	2010	Increase	Increase
Aerospace and defense	$512.1	$409.2	$102.9	25%
Industrial and consumer	324.9	249.6	75.3	30
Energy	156.0	65.2	90.8	139
Medical	104.4	89.3	15.1	17
Transportation	95.0	75.8	19.2	25
Distribution	38.7	32.6	6.1	19
Total net sales excluding surcharge revenues	$1,231.1	$921.7	$309.4	34%

Sales to the aerospace and defense market increased 30 percent from fiscal year 2010 to $697.6 million. Excluding surcharge revenue, such sales increased 25 percent on 25 percent higher shipment volume. Aerospace and defense results reflect continuing strong demand for engine components driven by high build rates.

Industrial and consumer market sales increased 40 percent from fiscal year 2010 to $486.6 million. Adjusted for surcharge revenue, such sales increased approximately 30 percent while volumes increased 22 percent.  The results reflect the impact of mix management and pricing actions as well as demand growth for higher value materials for fittings.  In addition, powder metal sales used for tool steel products were up significantly.

Sales to the energy market of $194.6 million reflected a 144 percent increase from the fiscal year 2010. Excluding surcharge revenue, such sales increased 139 percent on 79 percent higher shipment volume. The results reflect a significant increase in the oil and gas segment due in part to increases in directional drilling activity, the Amega West acquisition and higher pricing. In addition, increased demand for materials used in industrial gas turbines contributed to the growth.

Sales to the medical market increased 14 percent to $122.1 million from a year ago. Adjusted for surcharge revenue, such sales increased 17 percent, on 8 percent higher volume. The results reflect increased demand particularly in our high-end stainless products. Transportation market sales increased 39 percent from the fiscal year 2010 to $135.5 million. Excluding surcharge revenue, such sales increased 25 percent on 18 percent higher shipment volume. The revenue growth is attributable to mix management efforts that caused increased participation in higher value turbo charger and fuel system components, with a corresponding reduction in lower value products.  These efforts are expected to better position us to participate in the trend toward premium stainless and high-temp alloys used in the next generation technologies that support higher fuel economy.

Sales to the distribution market increased 19 percent to $38.7 million from a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Special alloys	$831.8	$611.6	$220.2	36%
Stainless steels	564.9	373.4	191.5	51
Titanium products	135.3	108.0	27.3	25
Powder metals	61.4	33.8	27.6	82
Alloy and Tool steel	27.2	29.9	(2.7)	(9)
Distribution and other	54.5	41.9	12.6	30
Total net sales	$1,675.1	$1,198.6	476.5	40%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2011	2010	(Decrease)	(Decrease)
Special alloys	$548.0	$425.0	$123.0	29%
Stainless steels	414.8	288.2	126.6	44
Titanium products	135.3	108.0	27.3	25
Powder metals	56.9	32.6	24.3	75
Alloy and Tool steel	21.6	26.0	(4.4)	(17)
Distribution and other	54.5	41.9	12.6	30
Total net sales excluding surcharge revenues	$1,231.1	$921.7	$309.4	34%

Sales of special alloys products increased 36 percent in fiscal year 2011 as compared with a year ago to $831.8 million. Excluding surcharge revenue, sales increased 29 percent on a 24 percent increase in shipment volume. The sales results principally reflect the increase in demand from the higher value aerospace and defense and energy market products.

Sales of stainless steels increased 51 percent as compared with a year ago. Excluding surcharge revenues, such sales increased by 44 percent on a 2 percent higher shipment volume. The results reflect increased demand in materials used in the automotive, industrial and consumer markets as well as the impacts of pricing and mix management actions.

Sales of titanium products increased 25 percent as compared with a year ago on 24 percent higher shipment volume. The results reflect the impact of increased demand for titanium products used in the aerospace and defense and medical end-use markets.

Sales of powder metals increased 82 percent as compared with a year ago. Excluding surcharge revenues, such sales increased by 75 percent on a 61 percent higher shipment volume.

Sales of alloy and tool steel decreased 9 percent as compared with a year ago. Excluding surcharge revenues, such sales decreased by 17 percent on a 4 percent lower shipment volume.

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

	Fiscal Year
($ in millions)	2011	2010
Net sales	$1,675.1	$1,198.6
Less: surcharge revenue	444.0	276.9
Net sales excluding surcharges	$1,231.1	$921.7

Operating income	$96.4	$11.7
Add back: Pension EID expense	35.2	37.9
Operating income excluding pension EID expense	$131.6	$49.6
Acquisition related costs (from transaction)	3.1	—
Operating income excluding pension EID expense and acquisition related costs (from transaciton)	$134.7	$49.6

Operating margin excluding surcharges and pension EID expense	10.7%	5.4%
Operating margin excluding surcharges and pension EID expense and aquisition related costs (from transaction)	10.9%	5.4%

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

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 18 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data.”

	Fiscal Year		Increase	%
(Pounds sold, in thousands)	2011	2010	Decrease	Increase

Specialty Alloys Operations	207,246	163,158	44,088	27
Performance Engineered Products	14,134	10,348	3,786	37
Intersegment	(4,546)	(532)	(4,014)	755
Consolidated pounds sold	216,834	172,974	43,860	25%

	Fiscal Year		Increase	%
($ in millions)	2011	2010	Decrease	Increase
Specialty Alloys Operations	$1,431.3	$1,017.6	413.7	41%
Performance Engineered Products	248.3	157.7	90.6	57
Latrobe	38.7	32.6	6.1	19
Intersegment	(43.2)	(9.3)	(33.9)	365
Total net sales	$1,675.1	$1,198.6	$476.5	40%

	Fiscal Year		Increase	%
($ in millions)	2011	2010	Decrease	Increase
Specialty Alloys Operations	$990.4	$742.7	247.7	33
Performance Engineered Products	243.2	155.6	87.6	56
Latrobe	38.7	32.6	6.1	19
Intersegment	(41.2)	(9.2)	(32.0)	348
Total net sales excluding surcharge revenues	$1,231.1	$921.7	$309.4	34%

Specialty Alloys Operations Segment

Net sales in fiscal year 2011 for the SAO segment were $1,431.3 million, as compared with $1,017.6 million in fiscal year 2010. Excluding surcharge revenues, sales increased 33 percent on 27 percent higher volume. The results reflect increased shipment volumes due to higher demand combined with the impacts of pricing actions.

Operating income for the SAO segment in fiscal year 2011 was $139.3 million, or 9.7 percent of net sales (13.7 percent of net sales excluding surcharge revenues), compared to $65.2 million, or 6.4 percent of net sales (8.8 percent of net sales excluding surcharge revenues), a year ago.  The increase in operating income reflects the impacts of higher volumes, pricing actions and a favorable shift in product mix.

Performance Engineered Products Segment

Net sales for fiscal year 2011 for the PEP segment increased 57 percent to $248.3 million as compared with $157.7 million for fiscal year 2010.  Excluding surcharge revenues, net sales increased 56 on 37 percent higher shipment volumes.  The results reflect increased demand in the aerospace and energy markets as well as the addition of the Amega West business that was acquired December 31, 2010.

Operating income for the PEP segment for fiscal year 2011 was $35.0 million, or 14.1 percent of net sales (14.4 percent of net sales excluding surcharge revenues), as compared with $17.1 million, or 10.8 percent of net sales (11.0 percent of net sales excluding surcharge revenues) for fiscal year 2010. The increase in operating income principally reflects increase in volumes, the impacts of pricing and mix management actions as well as the addition of the Amega West business.

Latrobe

During fiscal year 2011 and 2010, the Latrobe segment consisted of our distribution business in Mexico. Our distribution business was added to the Latrobe business when the Latrobe Acquisition was completed in February 2012.

Liquidity and Capital Resources

During the fiscal year 2012, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $58.8 million as compared to negative $88.9 million for the same period a year ago. The increase in free cash flow in fiscal year 2012 as compared with the prior year principally reflects higher net income levels in fiscal year 2012, lower working capital levels and less cash used in acquisitions offset by increased investments in capital expenditures.

Purchases of property, plant and equipment and software were $171.9 million for fiscal year 2012 as compared with $79.6 million for the prior year.  The increase in fiscal year 2012 purchases of property, plant and equipment represents spending on capacity expansion projects and investments in the growth of the PEP businesses, particularly Amega West.

Dividends for the fiscal year 2012 were $33.7 million, as compared with $32.1 million in the prior year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

For fiscal years 2012, 2011 and 2010, interest cost totaled $25.0 million, $17.6 million, and $18.8 million, respectively, of which $1.2 million, $0.5 million, and $1.0 million, respectively, were capitalized as part of the cost of plant, equipment and software.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $211 million as of June 30, 2012, together with cash generated from operations and available borrowing capacity of approximately $344 million under our credit facilities, will be sufficient to fund our cash needs for the foreseeable future.

In June 2011, we issued $250 million of 5.20% senior notes due 2021 to take advantage of an attractive opportunity to refinance $100 million of notes that were due in August 2011.  The issuance of these notes, together with the Credit Agreement entered into in June 2011 further discussed below, were completed in anticipation of our significant growth investments.  We expect our current capital structure will be sufficient to support our business needs with minimal need to rely on borrowing under the Credit Agreement.

We currently expect that our free cash flow will be about negative $125 million in fiscal year 2013 and about negative $50 million in fiscal year 2014. Once we are beyond our peak capital expenditure spending levels principally associated with the new $500 million premium products facility, we expect to generate consistently positive annual free cash flow. Our expected cash flow projections include assumptions related to the impacts of capital expenditures, pension contributions, investments in working capital, as well as the impacts of additional potential investment opportunities. We believe we will continue to maintain a strong balance sheet with adequate liquidity throughout the current investment phase and beyond. We also believe we have additional financing opportunities as credit markets remain attractive for corporate investment grade debt.

After more than two decades of no required contributions to our pension plans, we contributed $30 million of cash in to our pension plans during fiscal year 2012 and expect to contribute another $82 million of cash contributions to our pension plans during fiscal year 2013. Over the next five years, current estimates indicate that we will contribute about $400 million to our pension plans, subject to market returns and interest rate assumptions. We continue to look at options to proactively deal with the pension plan funding impacts as well as the earnings impacts associated with our pension plans. These plans would be tied in to a strategy that also considers the $101 million current portion of long-term debt that matures in May 2013.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our revolving credit facility contains a revolving credit commitment of $350 million and expires in June 2016.  As of June 30, 2012, we had $5.9 million of issued letters of credit under the revolving credit facility.  The balance of the revolving credit facility ($344.1 million) remains available to us.  As of June 30, 2012, we had total liquidity of approximately $555 million, of which, we expect to fund the maturity of $101 million of long-term debt in fiscal year 2013, if necessary. We also evaluate liquidity needs for alternative uses including funding external growth opportunities as well as funding consistent dividend payments to stockholders. Over the last three fiscal years, we declared and paid quarterly cash dividends of $0.18 per share. We have historically authorized share repurchase programs. There are no current authorized share repurchase programs in order to preserve flexibility for our current priority to invest in attractive growth investments.

As of June 30, 2012, we had cash and cash equivalents of approximately $89 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 as of June 30, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of June 30, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2012:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.5 to 1.00 (minimum)	14.68 to 1.00
Consolidated debt to capital	55% (maximum)	27%

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

Net Pension Expense Per Diluted Share

	Fiscal Year
($ in millions, except per share data)	2012	2011	2010
Net periodic benefit costs
Pension plans	$38.5	$54.0	$54.3
Other postretirement benefit plans	3.6	6.8	7.0
	42.1	60.8	61.3
Income tax benefit	(15.9)	(23.2)	(23.7)
Net pension expense	$26.2	$37.6	$37.6

Weighted average diluted common shares	47.8	44.7	44.4

Net pension expense per diluted share	$0.55	$0.84	$0.85

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

Operating Income and Operating Margin Excluding Surcharges, Pension EID Expense and Acquisition Related Costs

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges, pension EID expense and acquisition related costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense and acquisition costs from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense and acquisition costs to operating income and operating margin determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures.

	Fiscal Year
($ in millions)	2012	2011	2010
Net cash provided from operating activities	$160.3	$64.2	$115.2
Purchases of property, equipment and software	(171.9)	(79.6)	(44.2)
Dividends paid	(33.7)	(32.1)	(31.9)
Proceeds from disposals of plant and equipment	1.2	1.1	1.0
Proceeds received from sale of non-controlling interest	—	9.1	—
Capital contribution to equity method investment	(1.8)	(6.2)	—
Acquisition of businesses, net of cash acquired	(12.9)	(45.4)	—
Free cash flow	$(58.8)	$(88.9)	$40.1

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

Impacts of Latrobe Acquisition

This report includes discussions of net income attributable to Carpenter as adjusted to exclude the impact of Latrobe operating results and total acquisition-related costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes that removing the impacts of the adjusted Latrobe operating results and the total acquisition-related costs is useful when comparing results of operations from period to period. The following provides a reconciliation of the measures used in the “Impacts of Latrobe Acquisition” discussion and reconciliation to its most directly comparable U.S. GAAP financial measures:

(in millions)	Fiscal Year Ended June 30, 2012

Latrobe segment operating income	$13.3
Inventory fair value cost adjustments included in Latrobe segment operating income	11.6
Carpenter distribution business operating income in Mexico included in Latrobe segment results	(1.9)
Latrobe pension EID included in pension EID expense	(0.9)
Adjusted Latrobe operating results before income taxes	22.1
Income taxes	(7.7)
Adjusted Latrobe operating results	$14.4

Adjusted Latrobe operating results per diluted share	$0.30

Weighted average shares outstanding	47.8

(in millions)	Fiscal Year Ended June 30, 2012

Acquisition related costs (from transaction)	$11.7
Inventory fair value cost adjustments	11.6
Total acquisition related costs before income taxes	23.3
Income taxes	(6.8)
Total acquisition related costs	$16.5

Total acquisition related costs per diluted share	$0.35

Weighted average shares outstanding	47.8

Management believes that removing the impacts of the adjusted Latrobe operating results and the total acquisition related costs is useful when comparing results of operations from period to period.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trust at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets.  The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates.  The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income.  The discount rate for the U.S. plan is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows.  The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trust.  Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities.  If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by approximately $2.2 million.  If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $2.8 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated based principally upon discounted cash flow analysis and using market multiples for comparable companies as well as recently completed transactions.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. We tested our goodwill for impairment as of June 30, 2012 and determined that goodwill had not been impaired. If global economic conditions worsen or are prolonged, changes in anticipated discounted cash flows and comparable market multiples could have significant impact on whether or not goodwill is impaired and the amount of impairment.

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

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include: (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive (loss) income component of stockholders’ equity.  The unrealized gains or losses are reclassified to the income statement when the hedged transaction affects earnings or if the anticipated transactions were no longer expected to occur. We have used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt.  Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. We have also used forward interest rate swaps to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. We evaluate all derivative instruments each quarter to determine that they are highly effective.  Any ineffectiveness is recorded in our consolidated statement of income.  We also use foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

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

Contractual Obligations

At June 30, 2012, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year
($ in millions)	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt (1)	$406.0	$101.0	$—	$—	$—	$—	$305.0
Estimated interest payments(2)	145.5	22.7	16.9	16.9	16.9	16.9	55.2
Operating leases	31.2	11.5	8.0	4.8	2.6	1.1	3.2
Pension plan contributions(3)	490.1	81.5	68.8	86.2	85.0	75.2	93.4
Accrued post-retirement benefits(4)	180.7	16.0	16.6	17.2	17.7	18.1	95.1
Purchase obligations (5)	422.3	241.3	45.1	43.9	45.2	46.8	—
Pension benefits (6)	34.5	3.4	3.4	3.5	3.7	3.5	17.0
Total	$1,710.3	$477.4	$158.8	$172.5	$171.1	$161.6	$568.9

(1)         Refer to Note 8 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” In addition, we had $5.9 million of outstanding letters of credit as of June 30, 2012.

(2)         Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates.

(3)         Pension plan contributions represent required minimum contributions for the plan year beginning January 1, 2012 and quarterly installment contributions for plan year beginning January 1, 2013. These amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States. Estimated fiscal year contributions have been included through fiscal year 2019. The actual required pension contributions in future periods are dependent on actuarial valuations to be prepared in future periods.

(4)         Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

(5)         We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions.  We used June 30, 2012 raw material prices for commitments with variable pricing.

(6)         Pension benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

As of June 30, 2012, the noncurrent portion of our income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits was approximately $1.2 million. The settlement period for these income tax liabilities cannot be determined and were therefore excluded from the table above.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2012 and 2011, there were no changes to the environmental liability.  During fiscal year 2010, we decreased the liabilities recorded for environmental remediation costs by approximately $2.0 million for two environmental remediation sites.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at June 30, 2012 and 2011, were $4.9 million.

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

Boarhead Farm

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members).  The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the EPA’s “Record of Decision” in November 1998. Their June of 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts.  The suit went to trial in June 2008.  Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs.  We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. As of June 30, 2011, we had a liability recorded related to this case of $21.8 million. On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million which we paid during in September 2011. We expect that no additional material liabilities will be incurred related to this matter.

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

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that had been divested.  Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of June 30, 2012.

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

Forward Looking Statements

This Annual Report on Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in this Form 10-K and they include but are not limited to: (1) expectations with respect to the synergies, costs and other anticipated financial impacts of the Latrobe Acquisition could differ from actual synergies realized and financial impacts experienced as a result of the transaction; (2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace and defense, industrial and consumer, medical, transportation and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (3) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; (4) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (5) domestic and foreign excess manufacturing capacity for certain metals; (6) fluctuations in currency exchange rates; (7) the degree of success of government trade actions; (8) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (9) possible labor disputes or work stoppages; (10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (11) the ability to successfully acquire and integrate acquisitions, including the Latrobe Acquisition; (12) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (14) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in one geographic area for which there may be limited alternatives if there are significant equipment failures or catastrophic event; and (15) Carpenter’s future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established.  As discussed in Note 15 to the consolidated financial statements included in Part I, Item 1, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2012, we had approximately $43.7 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 62 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of June 30, 2012 is provided in Note 15 to the consolidated financial statements included in Item 8.,”Financial Statements and Supplementary Data.”  Assuming on June 30, 2012, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Future Outlook

We are beginning fiscal year 2013 with strong momentum in our business in spite of various global economic pressures in our industry.  Our key end markets of Aerospace and Energy continue to show strength.  Within oil and gas, directional drilling activity remains strong.  We continue to expect further increase in operating income, excluding pension EID and Latrobe acquisition related costs, of at least 30 percent or $70 million in fiscal year 2013.  This represents a $110 million improvement in year-to-year EBITDA including Latrobe.

Free cash flow is expected to be negative, about $125M, with capital spending of about $350 million, due in large part to our new Alabama facility investment which comes on line in April 2014.  The state of the art facility will support our growth through the remainder of the decade with capacity to produce 27,000 tons of premium products and reduce lead times.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management concluded that, as of June 30, 2012, Carpenter’s internal control over financial reporting is effective based on those criteria.

The scope of management’s assessment of the effective of Carpenter’s internal control over financial reporting included the consolidated operations except for the operations of Latrobe Specialty Metals, Inc. (“Latrobe”), which was acquired on February 29, 2012. Latrobe’s operations represent 31 percent of consolidated total assets as of June 30, 2012  and 9 percent of consolidated net sales for the year ended June 30, 2012.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ William A. Wulfsohn
William A. Wulfsohn
President and Chief Executive Officer

/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing on page 50 of Form 10-K, management has excluded Latrobe Specialty Metals Inc. (“Latrobe”) from its assessment of internal control over financial reporting as of June 30, 2012 because it was acquired by the Company in a purchase business combination in February 2012. We have also excluded Latrobe from our audit of internal control over financial reporting. Latrobe is a wholly-owned subsidiary whose total assets and total revenues represent 31% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 22, 2012

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2012, 2011 and 2010

($ in millions, except per share data)	2012	2011	2010

NET SALES	$2,028.7	$1,675.1	$1,198.6
Cost of sales	1,637.7	1,426.1	1,053.8
Gross profit	391.0	249.0	144.8

Selling, general and administrative expenses	169.2	149.5	133.1
Acquisition-related costs	11.7	3.1	—
Operating income	210.1	96.4	11.7

Interest expense	(23.8)	(17.1)	(17.8)
Other income, net	2.3	8.5	10.8

Income before income taxes	188.6	87.8	4.7
Income tax expense	67.0	16.1	2.6

Net income	121.6	71.7	2.1

Less: net income attributable to noncontrolling interest	(0.4)	(0.7)	—

NET INCOME ATTRIBUTABLE TO CARPENTER	$121.2	$71.0	$2.1

EARNINGS PER COMMON SHARE:
Basic	$2.55	$1.59	$0.04
Diluted	$2.53	$1.59	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.1	44.1	43.9
Diluted	47.8	44.7	44.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years ended June 30, 2012, 2011 and 2010

($ in millions)	2012	2011	2010
Net income	$121.6	$71.7	$2.1
Other comprehensive (loss) income, net of tax
Pension and post-retirement benefits, net of tax of $75.8, $(71.5), and $23.5, respectively	(126.4)	116.8	(29.7)
Net (loss) gain on derivative instruments, net of tax of $21.6, $(3.1), and $(9.2), respectively	(35.4)	5.0	14.9
Unrealized loss on marketable securities, net of tax of $0.1, $(0.1), $0.3 respectively	(0.2)	—	(0.5)
Foreign currency translation	(18.6)	16.5	(9.3)
Other comprehensive (loss) income, net of tax	(180.6)	138.3	(24.6)
Comprehensive (loss) income, net of tax	(59.0)	210.0	(22.5)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(1.0)	1.2	—
Comprehensive (loss) income attributable to Carpenter	$(58.0)	$208.8	$(22.5)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2012, 2011 and 2010

($ in millions)	2012	2011	2010

OPERATING ACTIVITIES
Net income	$121.6	$71.7	$2.1
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	83.8	66.5	59.1
Deferred income taxes	36.8	(5.0)	(0.9)
Net pension expense	42.1	60.8	61.3
Net loss on disposal of property and equipment	2.0	0.8	2.0
Changes in working capital and other:
Accounts receivable	(31.1)	(56.9)	(62.5)
Inventories	(77.3)	(116.1)	(19.1)
Other current assets	1.6	6.4	24.2
Accounts payable	10.2	34.5	60.8
Accrued liabilities	20.1	4.6	13.4
Boarhead settlement	(21.8)	—	—
Pension contributions	(30.0)	(3.9)	—
Other, net	2.3	0.8	(25.2)
Net cash provided from operating activities	160.3	64.2	115.2
INVESTING ACTIVITIES
Purchases of property, equipment and software	(171.9)	(79.6)	(44.2)
Proceeds from disposals of property and equipment	1.2	1.1	1.0
Acquisition of businesses, net of cash acquired	(12.9)	(45.4)	—
Capital contributions to equity method investment	(1.8)	(6.2)	—
Purchases of marketable securities	—	(91.3)	(145.0)
Proceeds from sales and maturities of marketable securities	30.5	166.0	55.3
Net cash used for investing activities	(154.9)	(55.4)	(132.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of offering costs	—	247.4	—
Payments on long-term debt assumed in acquisition of business	(153.7)	(12.4)	—
Payments on long-term debt	(100.0)	—	(20.0)
Proceeds received from sale of noncontrolling interest	—	9.1	—
Dividends paid	(33.7)	(32.1)	(31.9)
Payments of debt issue costs	—	(1.4)	(2.0)
Tax benefits on share-based compensation	2.2	1.7	0.2
Proceeds from stock options exercised	1.8	1.6	0.2
Net cash (used for) provided from financing activities	(283.4)	213.9	(53.5)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	4.4	(3.5)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(281.5)	227.1	(74.7)
Cash and cash equivalents at beginning of year	492.5	265.4	340.1
Cash and cash equivalents at end of year	$211.0	$492.5	$265.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and 2011

($ in millions, except share data)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$211.0	$492.5
Marketable securities	—	30.5
Accounts receivable, net of allowance for doubtful accounts of $4.9 and $2.7 million at June 30, 2012 and 2011	354.2	259.4
Inventories	642.0	328.6
Deferred income taxes	10.6	14.9
Other current assets	31.9	31.7
Total current assets	1,249.7	1,157.6
Property, plant and equipment, net	924.6	662.9
Goodwill	260.5	44.9
Other intangibles, net	109.9	30.0
Other assets	83.1	96.5
Total assets	$2,627.8	$1,991.9

LIABILITIES
Current liabilities:
Accounts payable	$236.1	$170.5
Accrued liabilities	217.1	124.9
Current portion of long-term debt	101.0	100.0
Total current liabilities	554.2	395.4
Long-term debt, net of current portion	305.9	407.8
Accrued pension liabilities	377.3	188.5
Accrued postretirement benefits	179.8	108.7
Deferred income taxes	31.4	48.3
Other liabilities	66.1	67.2
Total liabilities	1,514.7	1,215.9

Contingencies and commitments (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 54,809,735 shares at June 30, 2012 and 54,730,291 shares at June 30, 2011; outstanding 52,412,967 shares at June 30, 2012 and 44,107,380 shares at June 30, 2011	274.0	273.7
Capital in excess of par value	252.7	235.4
Reinvested earnings	1,109.6	1,022.1
Common stock in treasury (2,396,768 shares and 10,622,911 shares at June 30, 2012 and 2011, respectively), at cost	(120.0)	(532.2)
Accumulated other comprehensive loss	(412.5)	(233.3)
Total Carpenter stockholders’ equity	1,103.8	765.7
Noncontrolling interest	9.3	10.3
Total equity	1,113.1	776.0
Total liabilities and equity	$2,627.8	$1,991.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Years Ended June 30, 2012, 2011 and 2010

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
($ in millions, except	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling
per share data)	Of $5	Par Value	Earnings	Treasury	Loss	interest	Total Equity

Balances at June 30, 2009	273.1	208.9	1,013.0	(531.5)	(346.5)	—	617.0
Net income			2.1				2.1
Pension and post-retirement benefits, net of tax					(29.7)		(29.7)
Net gain on derivative instruments, net of tax					14.9		14.9
Unrealized loss on marketable securities, net of tax					(0.5)		(0.5)
Foreign currency translation					(9.3)		(9.3)
Cash Dividends:
Common @ $0.72 per share			(31.9)				(31.9)
Share-based compensation plans		10.2		(3.7)			6.5
Uncertain tax positions adjustments		5.0					5.0
Stock options exercised	0.1	0.1					0.2
Tax shortfall on share-based compensation		(0.9)					(0.9)
Balances at June 30, 2010	273.2	223.3	983.2	(535.2)	(371.1)	—	573.4
Net income			71.0			0.7	71.7
Pension and post-retirement benefits, net of tax					116.8		116.8
Net gain on derivative instruments, net of tax					5.0		5.0
Foreign currency translation					16.0	0.5	16.5
Proceeds received from sale of non-controlling interest						9.1	9.1
Cash Dividends:
Common @ $0.72 per share			(32.1)				(32.1)
Share-based compensation plans		8.3		3.0			11.3
Uncertain tax positions adjustments		1.4					1.4
Stock options exercised	0.5	1.1					1.6
Tax windfall on share-based compensation		1.3					1.3
Balances at June 30, 2011	273.7	235.4	1,022.1	(532.2)	(233.3)	10.3	776.0
Net income			121.2			0.4	121.6
Pension and post-retirement benefits, net of tax					(126.4)		(126.4)
Net loss on derivative instruments, net of tax					(35.4)		(35.4)
Unrealized loss on marketable securities, net of tax					(0.2)		(0.2)
Foreign currency translation					(17.2)	(1.4)	(18.6)
Cash Dividends:
Common @ $0.72 per share			(33.7)				(33.7)
Share-based compensation plans		3.7		6.2			9.9
Uncertain tax positions adjustments		0.4					0.4
Treasury shares issued in connection with acquisition of business		9.6		406.0			415.6
Stock options exercised	0.3	1.5					1.8
Tax windfall on share-based compensation		2.1					2.1
Balances at June 30, 2012	$274.0	$252.7	$1,109.6	$(120.0)	$(412.5)	$9.3	$1,113.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

For the Years Ended June 30, 2012, 2011 and 2010

	Common Shares
			Net
	Issued	Treasury	Outstanding
Balances at June 30, 2009	54,614,842	(10,585,817)	44,029,025
Stock options exercised	29,559	—	29,559
Share-based compensation plans	—	(91,500)	(91,500)
Balances at June 30, 2010	54,644,401	(10,677,317)	43,967,084
Stock options exercised	85,890	—	85,890
Share-based compensation plans	—	54,406	54,406
Balances at June 30, 2011	54,730,291	(10,622,911)	44,107,380
Treasury shares issued in connection with acquisition of business		8,100,000	8,100,000
Stock options exercised	79,444	—	79,444
Share-based compensation plans	—	126,143	126,143
Balances at June 30, 2012	54,809,735	(2,396,768)	52,412,967

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.  Investments in companies in which Carpenter exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for on the equity method of accounting and Carpenter’s share of their income or loss is included in other income, net in the Consolidated Statements of Income. As discussed in Note 2, effective November 1, 2010, the Company sold a 40 percent interest in Carpenter Powder Products AB. The financial results of Carpenter Powder Products AB are consolidated into the Company’s operating results and financial position, with the 40 percent interest of the noncontrolling partner recognized in the consolidated statement of income as net income attributable to noncontrolling interests and as equity attributable to the noncontrolling interest within total equity.

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

Research and Development

Research and development expenditures, which amounted to $20.5 million, $18.9 million and $17.8 million in fiscal years 2012, 2011 and 2010, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statement of income.  Substantially all development costs are related to developing new products or designing significant improvements to existing products.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost or market.  Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method.  Carpenter also uses the First-In, First-Out (“FIFO”) and average cost methods.  As of June 30, 2012 and 2011, $162.1 million and $84.7 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $6.1 million, $5.2 million and $4.4 million for the years ended June 30, 2012, 2011 and 2010, respectively.

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

Intangible assets

The costs of intangible assets, consisting principally of trademarks, trade names, non-compete arrangements, contracts and customer relationships are amortized on a straight-line basis over the estimated useful lives ranging from 2.5 to 30 years.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Compensation

The Company has two share-based employee compensation plans, which are more fully described in detail in Note 14. The Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is recognized over the requisite service period of the award, which is generally the shorter of the vesting period that the holder is required to provide service, or the period from the grant date to the date on which the employee is eligible to retire. Upon retirement, as defined in the Company’s share-based compensation plans, outstanding awards are subject to certain accelerated vesting terms.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal year 2012, no customer accounted for 10 percent of total net sales and during fiscal years 2011 and 2010, one customer accounted for 10 percent of total net sales.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                                      Acquisition and Strategic Partnership

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

The following is a summary of the preliminary purchase price allocation in connection with the Latrobe Acquisition. The amounts in the preliminary purchase price allocation are not yet final and are subject to change. The final allocation of the purchase price is expected to be completed during the first half of fiscal year 2013 when all the necessary information is obtained to the complete the analysis.

$ in millions
Accounts receivable	$67.3
Inventory	241.2
Property, plant and equipment	172.4
Intangible assets	87.1
Other	10.6
Accounts Payable and accrued liabilities	(63.9)
Long-term debt	(153.7)
Pension and other postretirement liabilities	(100.8)
Deferred income taxes	(47.7)
Total identifiable net assets	212.5
Goodwill	214.5
Total purchase price, net of cash acquired	$427.0

The goodwill recognized in connection with the Latrobe Acquisition consists of the value associated with the immediate increase in the Company’s premium melt capacity to meet strong customer demand, improvements in the Company’s position in attractive end use markets such as aerospace and defense and energy, the complementary asset capabilities which the Company expects will lead to enriched, higher margin product mix and operating cost synergies as well as the capabilities for commercialization of new Carpenter products under development. None of the goodwill recognized is deductible for income tax purposes.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Latrobe Acquisition, the Company incurred approximately $11.7 million and $2.4 million of acquisition-related costs during the fiscal year ended June 30, 2012 and 2011, respectively. These costs are included in the consolidated statements of income and represent incremental legal, accounting and investment banking fees incurred in connection with the transaction as well as approximately $5.2 million of liability for costs associated with the sale of certain Latrobe assets necessary to obtain approval for the transaction from the Federal Trade Commission (“FTC”). As part of the FTC approval, the Company entered into a consent decree to transfer assets and technical knowledge to Eramet S.A. and its subsidiaries, Aubert & Duval and Brown Europe, which will allow them to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace.

The consolidated net sales for the fiscal year ended June 30, 2012 includes approximately $163.2 million of net sales related to the Latrobe business since the Latrobe Acquisition.  The Company’s operating income for the fiscal year ended June 30, 2012 includes approximately $10.5 million related to the operations of the Latrobe business since the Latrobe Acquisition, net of approximately $11.6 million recorded in connection with the fair value cost inventory adjustments.

The unaudited pro forma results presented below include the effects of the Latrobe Acquisition as if it had occurred as of July 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the depreciation and amortization associated with estimates for the fair value of the property and equipment and acquired intangible assets and the impacts of the elimination of Latrobe debt that was repaid at closing. The supplemental proforma earnings were adjusted to exclude acquisition related costs in the fiscal year 2012 and 2011 periods and the proforma earnings in the fiscal 2010 period were adjusted to include acquisition related costs related to the Latrobe Acquisition.

	June 30,
($ in millions)	2012	2011	2010

Revenue	$2,339.6	$2,125.3	$1,504.8
Earnings	$160.1	$93.5	$(0.4)
Earnings per Common Share
Basic	$3.04	$1.78	$(0.02)
Diluted	$3.01	$1.77	$(0.02)

The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information above is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal Year 2011 Acquisitions

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

$ in millions
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

The purchase agreement includes an earn-out opportunity for certain management equity sellers, designed to drive earnings growth at Amega West.  According to the terms of the earn-out, the Company held back approximately $2.8 million of the cash purchase price otherwise payable to the earn-out participants, and provided the participants with the opportunity to receive up to two times the holdback amount if certain earnings targets are achieved over a four and a half year period following the acquisition. $2.2 million of the earnout is guaranteed and is therefore considered as part of the total purchase price. The earnout payments in excess of the guaranteed minimum amount, if any, will be treated as compensation related to post combination services.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of Amega West have been included in the Consolidated Statements of Income since the acquisition date and are reported in the Performance Engineered Products segment. The acquisition of Amega West is not considered material to the consolidated financial statements and accordingly the Company will not disclose proforma information.

Oilfield Alloys

On June 27, 2011, the Company acquired Oilfield Alloys Pte. Ltd. (“Oilfield Alloys”) for a purchase price of $4.8 million which consisted of a cash purchase price of $4.1 million, net of cash acquired of $0.3 million, paid at closing. The remaining purchase price of $0.7 million was held back to satisfy the occurrence of certain indemnification obligations, if any, and will be released to the sellers on the third anniversary of the acquisition less any indemnification claims.  Based in Singapore, Oilfield Alloys manufactures and distributes directional drilling equipment in the Asia-Pacific region.  A distributor of several Carpenter non-magnetic products, Oilfield Alloys also has a sales location in Dubai.  Oilfield Alloys has become part of Amega West operations. The purchase price allocation was completed in the first quarter of fiscal year 2012 and resulted in the purchase price being allocated to $1.2 million of working capital, $1.7 million of property and equipment, $1.5 million of identifiable intangible assets and $0.4 million of goodwill.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.                                      Earnings per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
($ in millions, except per share data)	2012	2011	2010
Net income attributable to Carpenter	$121.2	$71.0	$2.1
Less: earnings and dividends allocated to participating securities	(1.1)	(0.8)	(0.2)

Earnings available for Carpenter common shareholders	$120.1	$70.2	$1.9

Weighted average number of common shares outstanding, basic	47.1	44.1	43.9

Effect of shares issuable under share based compensation plans	0.7	0.6	0.5

Weighted average number of common shares outstanding, diluted	47.8	44.7	44.4

Basic earnings per common share	$2.55	$1.59	$0.04

Diluted earnings per common share	$2.53	$1.59	$0.04

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Year Ended June 30,
(in millions)	2012	2011	2010

Stock options	—	0.1	0.4

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.                                      Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of June 30, 2012 and 2011. The following is a summary of marketable securities, all of which were classified as available-for-sale as of June 30, 2012 and 2011:

June 30, 2012		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value
Non-current
Municipal auction rate securities	$6.0	$(1.0)	$5.0

June 30, 2011		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value
Current
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7
	$30.5	$—	$30.5
Non-current
Municipal auction rate securities	$6.1	$(0.8)	$5.3

For the fiscal years ended June 30, 2012, 2011 and 2010, proceeds from sales and maturities of marketable securities were $30.5 million, $166.0 million and $55.3 million, respectively.

Municipal Auction Rate Securities

As of June 30, 2012 and June 30, 2011, the Company’s marketable securities included municipal auction rate securities with a par value of $6.0 million and $6.1 million, respectively. The municipal auction rate securities are callable at par at the option of the issuer. As of June 30, 2012 and 2011 respectively, the Company recorded $1.0 million and $0.8 million of unrealized losses to reflect the estimated market value of these securities. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the securities before recovering their costs. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default. The securities have been classified according to their stated maturity dates, which range from 2019 to 2030.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets.

5.                                      Inventories

	June 30,
($ in millions)	2012	2011
Raw materials and supplies	$114.1	$63.3
Work in process	312.4	171.9
Finished and purchased products	215.5	93.4
Total inventory	$642.0	$328.6

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $279.8 million and $355.4 million higher as of June 30, 2012 and 2011, respectively.  Current cost of LIFO-valued inventories was $759.7 million at June 30, 2012 and $599.3 million at June 30, 2011.  The reductions in LIFO-valued inventories decreased cost of sales by $0 million during fiscal year 2012, $1.7 million during fiscal year 2011, and $7.0 million during fiscal year 2010.

6.                                      Property, Plant and Equipment

	June 30,
($ in millions)	2012	2011
Land	$16.6	$8.5
Buildings and building equipment	301.3	267.6
Machinery and equipment	1,454.6	1,249.3
Construction in progress	97.6	38.4
Total at cost	1,870.1	1,563.8
Less: accumulated depreciation and amortization	945.5	900.9
Total property, plant, and equipment	$924.6	$662.9

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)

Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation for the years ended June 30, 2012, 2011 and 2010 was $71.5 million, $59.2 million and $53.6 million, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.                                      Goodwill and Other Intangible Assets, Net

Goodwill

Carpenter conducted its annual impairment review as of June 30, 2012 and 2011 and determined that there was no goodwill impairment. The changes in the carrying amount of goodwill by reportable segment for fiscal year 2012 and 2011 were as follows:

($ in millions)	June 30, 2010	Acquisitions	June 30, 2011	Acquisitions	Other	June 30, 2012

Goodwill	$69.9	$9.7	$79.6	$215.2	$0.4	$295.2
Accumulated impairment losses	(34.7)	—	(34.7)	—	—	(34.7)
Total goodwill	$35.2	$9.7	$44.9	$215.2	$0.4	$260.5

Performance Engineered Products	$35.2	$9.7	$44.9	$0.7	$0.4	$46.0
Latrobe	—		—	214.5	—	214.5
Total goodwill	$35.2	$9.7	$44.9	$215.2	$0.4	$260.5

The amounts included in “other” in the above table represent amounts recorded in goodwill associated with the with the fiscal year 2011 Oilfield Alloys acquisition for which the purchase price allocation was completed during fiscal year 2012.

Other Intangible Assets, Net

		2012			2011
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	2.5 - 30	$42.0	$(17.3)	$24.7	$32.5	$(14.8)	$17.7
Customer relationships	5 - 15	78.2	(3.4)	74.8	6.1	(0.7)	5.4
Non-compete agreements	6.5	5.4	(1.2)	4.2	5.4	(0.4)	5.0
Contracts	2.9	6.4	(0.2)	6.2	—	—	—
Other	N/A	—	—	—	1.9	—	1.9
Total		$132.0	$(22.1)	$109.9	$45.9	$(15.9)	$30.0

Carpenter recorded $6.2 million of amortization expense related to intangible assets during fiscal year 2012, $2.0 million during fiscal year 2011, and $1.1 million during fiscal year 2010. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $12.4 million in fiscal year 2013, $12.4 million in fiscal year 2014, $9.0 million in fiscal year 2015, $7.6 million in fiscal year 2016 and $6.7 million in fiscal year 2017.

8.                                      Debt

On June 28, 2011, the Company issued an underwritten public offering of $250 million in aggregate principal amount of its 5.20% senior notes due 2021. The Company used the net proceeds from the issuance of the senior notes to repay $100 million in principal amount of Carpenter Technology Corporation’s medium term notes, Series C, at 7.625% due August 2011, to pay off the indebtedness assumed in the acquisition of Latrobe and for general corporate purposes.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” that are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95% (1.20% as of June 30, 2012), and for Base Rate-determined loans, from 0.0% to 0.95% (0.20% as of June 30, 2012). The Company also pays a quarterly facility fee ranging from 0.10% to 0.45% (0.20% as of June 30, 2012), determined based upon the Company’s Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95% (1.20% as of June 30, 2012), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2012, the Company had $5.9 million of issued letters of credit under the Credit Agreement, with the balance of $344.1 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (which begins at 3.5 to 1.0 for the period through June 30, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of June 30, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of June 30, 2012 and 2011 consisted of the following:

	June 30,
($ in millions)	2012	2011
Senior unsecured notes, 6.625% due May 2013 (face value of $100.0 million at June 30, 2012 and 2011)	$101.3	$102.4
Medium-term notes, Series B at 6.74% to 7.10% due from April 2013 to May 2018 (face value of $56.0 million at June 30, 2012 and 2011)	56.0	56.0
Medium-term notes, Series C at 7.625% due August 2011 (face value of $100.0 million at June 30, 2011)	—	99.8
Senior unsecured notes, 5.200% due July 2021 (face value of $250.0 million at June 30, 2012 and 2011)	249.6	249.6
Total	406.9	507.8
Less amounts due within one year	101.0	100.0
Long-term debt, net of current portion	$305.9	$407.8

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the notes as of June 30, 2012 and 2011 includes fair value adjustments for interest rate swap contracts of $0.2 million and $0.4 million, respectively, for deferred gains on settled interest rate swaps. The deferred gains on settled interest rate swap contracts are being recognized as reductions to interest expense over the remaining term of the notes, which ranges from one to three years.

Aggregate maturities of long-term debt for the five years subsequent to June 30, 2012, are $101.0 million in fiscal year 2013, $0 in fiscal year 2014, 2015, 2016, 2017 and $305.0 million thereafter.

For the years ended June 30, 2012, 2011 and 2010, interest costs totaled $25.0 million, $17.6 million and $18.8 million, respectively, of which $1.2 million, $0.5 million and $1.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

9.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2012 and 2011:

	June 30,
($ in millions)	2012	2011
Accrued pension liabilities	$70.0	$30.7
Accrued compensation	50.1	41.2
Derivative financial instruments	26.5	7.7
Accrued postretirement benefits	17.2	15.2
Other	53.3	30.1
Total accrued liabilities	$217.1	$124.9

10.                               Pension and Other Postretirement Benefits

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

			Other
	Pension Plans		Postretirement Plans
($ in millions)	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$929.2	$957.2	$204.2	$224.6
Plan liabilities assumed in connection with Latrobe acquisition	116.3	—	57.2	—
Service cost	23.0	22.8	3.7	2.7
Interest cost	51.3	46.5	11.8	10.9
Benefits paid	(61.1)	(55.8)	(11.7)	(10.7)
Actuarial loss (gain)	159.5	(41.5)	16.3	(23.6)
Plan settlements	—	(0.3)	—	—
Plan amendments	—	0.2	—	—
Plan participant contributions	—	—	0.3	—
Other	(0.1)	0.1	0.4	0.3
Projected benefit obligation at end of year	$1,218.1	$929.2	$282.2	$204.2

Change in plan assets:
Fair value of plan assets at beginning of year	$710.2	$631.5	$80.3	$63.2
Plan assets acquired in connection with Latrobe acquisition	72.8	—	—	—
Actual return on plan assets	15.8	127.8	5.3	17.4
Benefits paid from plan assets	(61.1)	(55.8)	(11.7)	(10.7)
Contributions	33.2	7.0	11.4	10.4
Plan settlements	—	(0.3)	—	—
Fair value of plan assets at end of year	$770.9	$710.2	$85.3	$80.3

Funded status of the plans	$(447.2)	$(219.0)	$(196.9)	$(123.9)

Amounts recognized in the Consolidated Balance Sheets :
Other assets - noncurrent	$0.1	$0.2	$—	$—
Accrued liabilities - current	(70.0)	(30.7)	(17.2)	(15.2)
Accrued pension liabilities - noncurrent	(377.3)	(188.5)	—	—
Accrued postretirement benefits	—	—	(179.7)	(108.7)
	$(447.2)	$(219.0)	$(196.9)	$(123.9)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Other
	Pension Plans		Postretirement Plans
($ in millions)	2012	2011	2012	2011
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$513.6	$333.5	$67.9	$53.0
Prior service cost (credit)	3.6	4.3	(4.2)	(12.1)

Total	$517.2	$337.8	$63.7	$40.9

Additional information:

Accumulated benefit obligation for all pension plans	$1,112.1	$859.2	N/A	N/A

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2012 and 2011:

	Pension Plans		Other Postretirement Plans
($ in millions)	2012	2011	2012	2011
Projected benefit obligation	$1,217.9	$929.2	$282.2	$204.2
Fair value of plan assets	$770.6	$710.2	$85.3	$80.3

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2012 and 2011:

	Pension Plans		Other Postretirement Plans
($ in millions)	2012	2011	2012	2011
Accumulated benefit obligation	$1,112.0	$859.2	$282.2	$204.2
Fair value of plan assets	$770.6	$710.2	$85.3	$80.3

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2012, 2011 and 2010 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2012	2011	2010	2012	2011	2010
Service cost	$23.0	$22.8	$21.0	$3.7	$2.7	$2.3
Interest cost	51.3	46.5	50.2	11.8	10.9	12.1
Expected return on plan assets	(54.2)	(45.4)	(45.0)	(6.4)	(5.0)	(4.6)
Amortization of net loss	17.5	29.1	27.0	2.6	6.0	5.0
Amortization of prior service cost (benefit)	0.7	1.0	1.1	(7.9)	(7.9)	(7.8)
Plan settlement expense	—	0.1	—	—	—	—
Net pension expense	$38.3	$54.1	$54.3	$3.8	$6.7	$7.0

The service cost component of Carpenter’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments.  The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals” in the segment data presented in Note 18.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans			Other Postretirement Plans
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	4.50%	5.50%	5.00%	4.50%	5.50%	5.00%
Rate of compensation increase	3.67%	3.66%	3.66%	N/A	N/A	N/A

	Pension Plans			Other Postretirement Plans
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	5.50%	5.00%	6.25%	5.50%	5.00%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	3.66%	3.66%	3.65%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2012	2011
Assumed health care cost trend rate	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2018	2018

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.6 million and increase the postretirement benefit obligation by $13.5 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.5 million and decrease the postretirement benefit obligation by $10.5 million.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension expense, which we define to include the net periodic benefit costs of both the pension and other postretirement plans, is estimated to be $68.3 million for the year ended June 30, 2013, comprised of $59.0 million of net periodic benefit costs for pension plans and $9.3 million of net periodic benefit costs for other post-retirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefit costs for pension plans for the year ended June 30, 2013 were 4.50 percent and 7.00 percent, respectively.  The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefits costs for other post-retirement benefit plans for the year ended June 30, 2013 were 4.50 percent and 7.50 percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2013 are:

		Other
	Pension	Postretirement
($ in millions)	Plans	Plans	Total
Amortization of prior service cost (credit)	$0.7	$(4.1)	$(3.4)
Amortization of net actuarial loss	28.1	3.2	31.3
Amortization of accumulated other comprehensive loss	$28.8	$(0.9)	$27.9

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2012 and 2011, by asset category are as follows:

	2012	2011
Equity securities	66.0%	66.1%
Fixed income securities	31.3	32.3
Cash and cash equivalents	2.7	1.6
Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

Management determines an asset allocation that will provide the highest level of return for an acceptable level of risk.  Accordingly, Carpenter invests in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income securities. The Company may vary the actual asset mix based on the ratio of the plan assets and liabilities. Management reviews the asset allocation on a quarterly basis and makes revisions as deemed necessary. The assets related to Carpenter’s other postretirement benefit plans were invested 100 percent in equity securities as of June 30, 2012 and 2011.  Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s pension plan assets as of June 30, 2012 and 2011, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2012			June 30, 2011
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$—	$14.4	$14.4	$—	$10.5	$10.5
Domestic and international equities	237.9	—	237.9	252.0	0.7	252.7
Commingled funds	40.4	151.0	191.4	40.6	246.2	286.8
Limited partnerships	—	95.9	95.9	—	—	—
Government agency bonds	6.6	95.8	102.4	65.6	—	65.6
Corporate bonds	—	102.1	102.1	76.0	—	76.0
Mutual funds	10.1	—	10.1	—	—	—
Mortgage/asset backed securities and other	—	16.7	16.7	—	18.6	18.6

	$295.0	$475.9	$770.9	$434.2	$276.0	$710.2

The fair values of the Company’s other postretirement benefit plans as of June 30, 2012 and 2011, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2012			June 30, 2011
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commingled fund	$—	$44.7	$44.7	$—	$43.9	$43.9
Short-term investments	—	5.8	5.8	—	14.5	14.5
Government agency bonds	—	15.9	15.9	16.0	—	16.0
Corporate bonds and other	—	7.4	7.4	5.9	—	5.9
Mortgage backed securities	—	11.5	11.5	—	—	—

	$—	$85.3	$85.3	$21.9	$58.4	$80.3

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows — Employer Contributions

The Company made contributions of $30.0 million to its US pension plans during fiscal year 2012, a contribution of $3.9 million during fiscal year 2011, but was not required to make contributions to the plans during fiscal year 2010.  The Company currently expects to make approximately $81.5 million in required contributions to the Company’s US pension plans during fiscal year 2013.  During the years ended June 30, 2012, 2011 and 2010, the Company made contributions of $3.2 million, $3.1 million and $3.5 million to other pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.  Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

	Pension	Other
($ in millions)	Benefits	Benefits
2013	$72.9	$16.0
2014	$73.7	$16.6
2015	$75.9	$17.2
2016	$76.9	$17.7
2017	$78.4	$18.1
2018-2022	$420.3	$95.1

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees.  Company contributions were $6.8 million in fiscal year 2012, $5.2 million in fiscal year 2011 and $4.0 million in fiscal year 2010.

11.                               Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2012 and 2011, there were no changes to the liabilities recorded for environmental remediation costs.  During fiscal year 2010, Carpenter decreased the liabilities recorded for environmental remediation costs by $2.0 million related to two environmental remediation sites.  The liabilities recorded for environmental remediation costs at

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2012 and 2011 was $4.9 million.

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

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that had been recently divested.  Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of June 30, 2012.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business.  The commitments include both fixed and variable price provisions.  We used June 30, 2012 raw material prices for commitments with variable pricing.  The purchase commitments covered by these agreements aggregate to approximately $422.3 million as of June 30, 2012. Of this amount, $241.3 million relates to fiscal year 2013, $45.1 million to fiscal year 2014, $43.9 million to fiscal year 2015, $45.2 million to fiscal year 2016, and $46.8 million to fiscal year 2017.

12.                               Operating Leases

The Company leases certain facilities and equipment under operating leases.  Total rent expense was $9.8 million, $7.3 million and $6.8 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2012 are:  $12.1 million in fiscal year 2013, $8.6 million in fiscal year 2014, $5.3 million in fiscal year 2015, $2.7 million in fiscal year 2016, $1.1 million in fiscal year 2017 and $3.2 million thereafter.

13.                               Fair Value Measurements

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$—	$5.0	$5.0
Derivative financial instruments	—	2.6	2.6
Total assets	$—	$7.6	$7.6

Liabilities:
Derivative financial instruments	$—	$56.5	$56.5

	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Government agency bonds	$13.7	$—	$13.7
Corporate bonds	15.1	—	15.1
Commercial paper	1.7	—	1.7
Municipal auction rate securities	—	5.3	5.3
Derivative financial instruments	—	20.0	20.0
Total assets	$30.5	$25.3	$55.8

Liabilities:
Derivative financial instruments	$—	$14.1	$14.1

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique.  The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers.  This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments so they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 15.

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2012		June 30, 2011
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$406.9	$427.7	$507.8	$515.9
Company-owned life insurance	$11.0	$11.0	$11.4	$11.4

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of June 30, 2012 and June 30, 2011 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as using Level 2 inputs in the fair value hierarchy.

14.                               Share-Based Compensation

Carpenter has two share-based compensation plans: the 1993 Plan covering officers and key employees and the Director’s Plan covering non-employee directors.  Awards granted under the share-based compensation plans are generally paid from shares held in treasury and any additional required share payments are made with newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $13.3 million, $14.4 million, and $7.4 million for the years ended June 30, 2012, 2011 and 2010, respectively.

1993 Plan

The 1993 plan provides that the Board of Directors may grant stock options, restricted stock, and restricted stock units, and determine the terms and conditions of each grant.  The 1993 plan provides the Chief Executive Officer with limited authority to grant awards.  As of June 30, 2012, 2,784,394 shares were available for awards which may be granted under this plan.

Director’s Plan

The Director’s plan provides for the granting of stock options, performance units and stock units to non-employee Directors. As of June 30, 2012, 833,624 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans):

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are exercisable after one to three years of service and expire no longer than ten years from the grant date.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options awarded in fiscal years 2012, 2011 and 2010 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2012	2011	2010
Expected volatility	54%	55%	54%
Dividend yield	1%	2%	2%
Risk-free interest rate	1.4%	1.6%	2.6%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2009	541,263	35.36
Granted	592,746	18.50
Exercised	(29,559)	10.00
Cancelled	(283,795)	28.31
Outstanding at June 30, 2010	820,655	26.53
Granted	227,600	34.78
Exercised	(85,590)	17.91
Cancelled	(5,858)	31.31
Outstanding at June 30, 2011	956,807	29.23
Granted	152,450	55.04
Exercised	(79,444)	23.57
Cancelled	(7,207)	27.11
Outstanding at June 30, 2012	1,022,606	$33.54	7.1 Years	$16.5

Exercisable at June 30, 2012	669,060	$30.17	6.4 Years	$12.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$5.00 -$20.00	259,262	6.2	$16.40	189,106	$16.07
$20.01 - $30.00	199,416	6.9	22.64	197,563	22.65
$30.01 - $40.00	212,451	8.1	34.62	86,080	34.86
$40.01 - $50.00	141,342	6.4	44.00	123,315	43.62
$50.00 - $63.54	210,135	7.7	56.89	72,996	58.84
	1,022,606		$33.54	669,060	$30.17

The weighted average grant date fair value of options awarded during fiscal years 2012, 2011 and 2010 was $23.46, $14.75 and $7.77, respectively. Share based compensation charged against income related to stock options for the years ended June 30, 2012, 2011 and 2010 was $3.1 million, $3.8 million and $2.2 million, respectively. As of June 30, 2012, $1.7 million of compensation cost related to non vested stock options remains to be recognized over a weighted average remaining life of 1.3 years.

Of the options outstanding at June 30, 2012, 797,761 relate to the 1993 plan and 224,845 relate to the Directors’ Plan.

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

Amounts charged to compensation expense for nonvested stock awards was $6.1 million, $7.7 million and $3.4 million for the years end June 30, 2012, 2011 and 2010, respectively. As of June 30, 2012, $3.3 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 1.4 years.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested Balance at June 30, 2009	258,564	$50.90
Time-based granted	219,448	$19.66
Performance-based earned	110,904	$18.59
Vested	(125,222)	$50.04
Forfeited	(118,667)	$32.78
Nonvested Balance at June 30, 2010	345,027	$26.63
Time-based granted	171,617	$33.10
Performance-based earned	131,644	$32.52
Vested	(165,576)	$33.43
Forfeited	(1,971)	$36.64
Nonvested Balance at June 30, 2011	480,741	$28.17
Time-based granted	43,408	$49.75
Performance-based earned	77,423	$55.69
Vested	(171,140)	$28.00
Forfeited	(11,101)	$21.75
Nonvested Balance at June 30, 2012	419,331	$35.71

Total Stockholder Return Awards:

The Company granted Total Stockholder Return (“TSR”) awards in fiscal year 2012, 2011 and 2010. The TSR awards are granted at a target number of shares, and vest based on the Company’s total stockholder return compared to the total stockholder returns of a group of peer companies at the end of a three-year period. The actual number of shares awarded may range from a minimum of 50 percent of the target shares to a maximum of two times target. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost recognized in fiscal years 2012, 2011 and 2010 related to TSR awards was $3.0 million, $1.9 million and $0.6 million, respectively.

Director Stock Units

According to the provisions of the Director’s plan, on the date of each annual stockholders’ meeting or on such other regularly scheduled date as the Board of Directors may determine from time to time in light of the Company’s prevailing practices for the grant of equity awards to employees, each Director shall be granted, in place of cash compensation, a number of stock units determined by dividing 50 percent of the Director’s annual retainer by the fair market value of the Company’s common stock on that date. Each Director may elect to increase the percentage up to 100 percent of the annual retainer to be paid in stock units in lieu of cash. Stock units granted at each annual meeting will be forfeited if the Director terminates service as a Director for any reason other than retirement, disability or death before the next annual stockholders’ meeting. Additional units are credited to each Director on a quarterly basis to reflect dividend equivalents on the Company’s common stock.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following a Director’s retirement, the Director will be paid the number of the Company’s common stock shares equal to the number of stock units credited to the Director’s account.

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2009	100,063	$25.95
Granted	59,332	$18.12
Dividend equivalents	3,469	$—
Outstanding at June 30, 2010	162,864	$22.66
Granted	29,822	$36.45
Dividend equivalents	3,015	$—
Outstanding at June 30, 2011	195,701	$25.81
Granted	22,660	$47.89
Dividend equivalents	3,049	$—
Outstanding at June 30, 2012	221,410	$27.10

Compensation cost is determined using the grant-date fair value and charged to expense over the vesting period of one year and amounted to $1.1 million, $1.0 million and $1.2 million for the years ended June 30, 2012, 2011 and 2010, respectively. As of June 30, 2012, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

15.                               Derivatives and Hedging Activities

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to costs of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Cash Flow Hedging — Foreign currency forward contracts: The Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2012, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts was not material.

Fair Value Hedging - Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2012 and 2011, the total notional amounts of floating interest rate contracts were $45.0 million and $65.0 million, respectively. For the years ended June 30, 2012 and 2011, net gains of $1.4 million and $2.8 million were recorded as a reduction to interest expense, respectively. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2012 and 2011:

June 30, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$1.2	$—	$1.4
Other assets	1.2	—	—	1.2
Total asset derivatives	$1.4	$1.2	$—	$2.6
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$1.5	$25.0	$26.5
Other liabilities	—	0.4	29.6	30.0
Total liability derivatives	$—	$1.9	$54.6	$56.5

June 30, 2011 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.8	$—	$5.4	$6.2
Other assets	2.0	—	11.8	13.8
Total asset derivatives	$2.8	$—	$17.2	$20.0
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.9	$6.8	$7.7
Other liabilities	—	—	6.4	6.4
Total liability derivatives	$—	$0.9	$13.2	$14.1

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings or it becomes probable that the forecasted transaction will not occur.  The following is a summary of the gains (losses) related to cash flow hedges recognized during the years ended June 30, 2012, 2011 and 2010:

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Years Ended June 30,
($ in millions)	2012	2011	2010
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(79.0)	$15.2	$23.3
Foreign exchange contracts	(0.1)	(2.4)	0.7
Forward interest rate swaps	—	1.0	—
Total	$(79.1)	$13.8	$24.0

	Location of (Loss) Gain	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Reclassified from AOCI into	Years Ended June 30,
($ in millions)	Income (Effective Portion)	2012	2011	2010
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(23.4)	$7.6	$(3.2)
Foreign exchange contracts	Net sales	1.2	(1.2)	1.3
Total		$(22.2)	$6.4	$(1.9)

The Company estimates that $23.8 million of net derivative losses included in OCI as of June 30, 2012 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2012. Ineffectiveness was not material during the year ended June 30, 2012.

The changes in other accumulated comprehensive income associated with derivative hedging activities during the years ended June 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance at July 1	$2.6	$(2.4)	$(17.3)
Current period changes in fair value, net of tax	(49.1)	8.5	11.6
Reclassification to earnings, net of tax	13.7	(3.5)	3.3
Balance at June 30	$(32.8)	$2.6	$(2.4)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of June 30, 2012 the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.                               Income Taxes

Income from continuing operations before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2012	2011	2010
Domestic	$168.4	$64.9	$(7.4)
Foreign	20.2	22.9	12.1
Income before income taxes	$188.6	$87.8	$4.7

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2012	2011	2010
Current:
Federal	$21.5	$9.2	$—
State	2.9	5.2	0.7
Foreign	5.8	6.7	2.8
Total current	30.2	21.1	3.5
Deferred:
Federal	32.5	(3.6)	2.2
State	4.1	(1.3)	(4.1)
Foreign	0.2	(0.1)	1.0
Total deferred	36.8	(5.0)	(0.9)

Total income tax expense	$67.0	$16.1	$2.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rate:

	Years Ended June 30,
(% of pre-tax income)	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.9	(13.5)
Domestic manufacturing deduction	(2.3)	(3.4)	(13.7)
Research and development tax credit	(0.6)	(3.7)	(6.0)
Foreign tax rate differential	(0.6)	(1.7)	(10.7)
Nontaxable income	—	(0.6)	(27.3)
Foreign source income	—	(7.3)	—
Increases (decreases) in valuation allowances	0.1	(0.2)	7.9
Adjustments of prior years’ income taxes	(0.5)	(2.6)	57.8
Changes in uncertain tax positions, net	0.4	(0.4)	(104.8)
Healthcare reform	—	—	126.9
Other, net	1.8	0.3	3.7
Effective income tax rate	35.5%	18.3%	55.3%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases.  The significant components of deferred tax assets and liabilities that are recorded in the Consolidated Balance Sheet are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2012, the Company had state net operating loss carryforwards of $325.4 million expiring between 2013 and 2031.  The valuation allowance increased from 2011 by $0.6 million primarily due to a decrease in the amount of future reversals of taxable temporary differences.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
($ in millions)	2012	2011
Deferred tax assets:
Pensions	$132.1	$75.7
Postretirement provisions	90.8	48.0
Net operating loss carryforwards	20.7	20.5
Environmental	4.5	12.8
Other	44.5	19.5
Gross deferred tax assets	292.6	176.5
Valuation allowances	(18.1)	(17.5)
Net deferred tax assets	274.5	159.0

Deferred tax liabilities:
Depreciation	(239.5)	(177.7)
Intangible assets	(41.2)	(9.4)
Inventories	(12.9)	(5.3)
Other	(1.7)	—
Total deferred tax liabilities	(295.3)	(192.4)

Deferred tax liabilities	$(20.8)	$(33.4)

At June 30, 2012, the Company had undistributed earnings of foreign subsidiaries, amounting to $114.0 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes in various foreign tax jurisdictions.  It is not practical to calculate these taxes due to the complex and hypothetical nature of the calculations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

	Year Ended June 30,
($ in millions)	2012	2011	2010
Balance, beginning	$1.9	$3.6	$14.3
Additions based on tax positions of prior years	—	0.3	—
Additions based on tax positions of current years	0.4	—	—
Reductions as a result of a lapse of statute of limitations	—	(2.0)	(8.2)
Reductions based on tax positions of prior year	—	—	(1.9)
Settlements	—	—	(0.6)
Balance, ending	$2.3	$1.9	$3.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The liability for unrecognized tax benefits as of June 30, 2012 of $2.3 million includes $1.5 million of offsetting tax benefits for reversals of deferred tax items.  The net amount of $0.8 million would, if recognized, favorably impact the Company’s effective tax rate. The net amounts at June 30, 2011 and 2010 were $0.4 million and $0.6 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefits will change within the next 12 months; however, any such changes should not have a significant impact on the Company’s consolidated financial statements.

It is the Company’s policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. The Company’s income tax expense included a charge of $0.4 million and benefits of $0.3 million and $1.7 million related to interest and penalties for the years ended June 30, 2012, 2011 and 2010, respectively.  In addition, $0.7 million and $0.3 million were included in accrued income taxes in the Consolidated Balance Sheet as of June 30, 2012 and 2011, respectively.

All years prior to June 30, 2008 have been settled with the Internal Revenue Service and with most significant state tax jurisdictions. The Company has not extended any statute of limitations period for any significant location in which it operates. Generally, tax years are open to examination for a period of four to six years following the filing of the tax returns.

17.          Other Income, Net

Other income, net consists of the following:

	Year Ended June 30,
($ in millions)	2012	2011	2010
Interest income	$0.9	$1.1	$1.6
Equity in earnings of unconsolidated subsidiaries	0.6	2.6	1.0
Unrealized gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	(0.4)	2.5	0.3
Continued Dumping and Subsidy Offset Act receipts	—	2.0	5.7
Other	1.2	0.3	2.2
Total other income, net	$2.3	$8.5	$10.8

18.          Segment Information, Geographic and Product Data

In January 2012, the Company announced a change to its reportable segments, beginning with the second quarter results of fiscal year 2012, to align with a new operating model in which the integrated steel mill operations will be managed distinctly from the collection of other differentiated business unit operations. The Company now has three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe, and Performance Engineered Products (“PEP”).  Previously, the Company’s reportable segments consisted of Premium Alloys Operations, Advanced Metals Operations and Emerging Ventures.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On a consolidated basis, no single customer accounted for 10% or more of the Company’s sales. On a consolidated basis one customer, Precision Castparts Corporation, accounted for 10% ($161.7 million and $116.1 million) of the Company’s sales for the years ended June 30, 2011 and 2010, respectively.

The accounting policies of our reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Segment Data	Year Ended June 30,
($ in millions)	2012	2011	2010
Net Sales:
Specialty Alloys Operations	$1,566.6	$1,431.3	$1,017.6
Performance Engineered Products	347.0	248.3	157.7
Latrobe	217.7	38.7	32.6
Intersegment	(102.6)	(43.2)	(9.3)
Consolidated net sales	$2,028.7	$1,675.1	$1,198.6
Operating Income:
Specialty Alloys Operations	$229.4	$139.3	$65.2
Performance Engineered Products	41.7	35.0	17.1
Latrobe	13.3	2.2	0.7
Corporate costs	(53.2)	(42.0)	(33.4)
Pension earnings, interest & deferrals	(15.3)	(35.2)	(38.0)
Intersegment	(5.8)	(2.9)	0.1
Consolidated operating income	$210.1	$96.4	$11.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30,
($ in millions)	2012	2011	2010
Depreciation and Amortization:
Specialty Alloys Operations	$53.2	$51.1	$47.8
Performance Engineered Products	17.7	10.2	5.5
Latrobe	7.7	0.4	0.3
Corporate	5.6	4.9	5.5
Intersegment	(0.4)	(0.1)	—
Consolidated depreciation and amortization	$83.8	$66.5	$59.1

	Year Ended June 30,
($ in millions)	2012	2011	2010
Capital Expenditures:
Specialty Alloys Operations	$121.1	$51.6	$38.1
Performance Engineered Products	40.0	24.8	3.2
Latrobe	7.6	0.4	0.2
Corporate	5.3	3.9	2.7
Intersegment	(2.1)	(1.1)	—
Consolidated capital expenditures	$171.9	$79.6	$44.2

	Year Ended June 30,
($ in millions)	2012	2011
Total Assets:
Specialty Alloys Operations	$1,293.3	$1,186.2
Performance Engineered Products	358.6	319.6
Latrobe	843.1	29.9
Corporate	151.0	471.7
Intersegment	(18.2)	(15.5)
Consolidated total assets	$2,627.8	$1,991.9

Geographic Data	Year Ended June 30,
($ in millions)	2012	2011	2010
Net Sales:(a)
United States	$1,364.2	$1,163.7	$829.5
Europe	375.9	277.4	194.6
Asia Pacific	142.1	110.7	82.9
Mexico	68.8	67.1	49.3
Canada	52.1	36.6	31.6
Other	25.6	19.6	10.7
Consolidated net sales	$2,028.7	$1,675.1	$1,198.6

(a) Net sales were attributed to countries based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets:	June 30,
($ in millions)	2012	2011
United States	$901.7	$646.8
Canada	9.8	6.9
Europe	6.9	5.9
Mexico	1.6	1.6
Asia Pacific	4.6	1.7
Consolidated long-lived assets	$924.6	$662.9

Product Data	Year Ended June 30,
($ in millions)	2012	2011	2010
Special alloys	$931.4	$831.8	$611.6
Stainless steel	637.3	564.9	373.4
Titanium products	156.6	135.3	108.0
Powder metals	64.3	61.4	33.8
Alloy and tool steel	108.6	27.2	29.9
Other materials	130.5	54.5	41.9
Total net sales	$2,028.7	$1,675.1	$1,198.6

19.          Recent Accounting Pronouncements

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (“ASU 2011-08”).  ASU 2011-08 amends previous guidance on the testing of goodwill for impairment and is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (“ASU 2011-09”). ASU 2011-09 requires that employers that participate in multiemployer pension and postretirement plans provide additional enhanced separate quantitative and qualitative disclosures for such plans. The additional disclosures provide information about the overall health of the plan and the level of the employer’s participation in the plan.  The guidance in ASU 2011-09 is effective for public entities for fiscal years beginning after December 15, 2011, with early adoption permitted. Retrospective application of the guidance will be required upon adoption. The Company is evaluating the impact of the adoption of ASU 2011-09 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.                               Supplemental Data

The following are additional required disclosures and other material items:

	Year Ended June 30,
($ in millions)	2012	2011	2010
Cost Data:
Repairs and maintenance costs	$90.3	$74.8	$60.4

Cash Flow Data:
Noncash investing and financing activities:
Treasury shares issued in connection with acquisition of business	$415.5	$—	$—
Cash paid during the year for:
Interest payments	$21.4	$18.3	$19.8
Income tax payments (refunds), net	$18.5	$11.5	$(13.7)

	June 30,
($ in millions)	2012	2011	2010
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(24.9)	$(7.7)	$(23.7)
Pension and post-retirement benefits, net of tax	(354.1)	(227.7)	(344.5)
Net unrealized losses on derivatives, net of tax	(32.8)	2.6	(2.4)
Unrealized losses on marketable securities, net of tax	(0.7)	(0.5)	(0.5)
	$(412.5)	$(233.3)	$(371.1)

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2012
Net sales	$414.1	$431.1	$539.9	$643.7

Gross profit	$81.1	$84.3	$105.1	$120.6

Operating income	$44.0	$43.9	$55.7	$66.5

Net income	$23.7	$23.8	$33.0	$41.0

Net income attributable to Carpenter	$23.8	$23.6	$33.0	$40.8

Fiscal Year 2011
Net sales	$351.7	$375.6	$464.2	$483.6

Gross profit	$49.8	$49.1	$73.1	$77.0

Operating income	$14.1	$12.1	$35.2	$35.0

Net income	$7.6	$9.4	$28.8	$25.9

Net income attributable to Carpenter	$7.6	$9.3	$28.6	$25.5

Earnings per common share

Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Basic earnings	$0.53	$0.53	$0.69	$0.77

Diluted earnings	$0.53	$0.52	$0.69	$0.77

Fiscal Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Basic earnings	$0.17	$0.21	$0.64	$0.57

Diluted earnings	$0.17	$0.21	$0.64	$0.57

Weighted average common shares outstanding

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2012
Basic	44.3	44.4	47.2	52.6
Diluted	45.1	45.1	47.9	53.3
Fiscal Year 2011
Basic	44.1	44.1	44.1	44.2
Diluted	44.5	44.7	44.7	45.0

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

(a)                                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                  Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

David L. Strobel was appointed to Senior Vice President — Global Operations on September 2, 2010. Since joining Carpenter in 1983, Mr. Strobel has held numerous positions of increasing responsibility, including Vice President — Manufacturing and most recently serving as Vice President Technology.

Mark S. Kamon was appointed Senior Vice President — Commercial, Specialty Alloys Operations, in August 2011. Prior to assuming his current position, Mr. Kamon was Vice President — International, Dynamet and CPP where he was responsible for the growth and operational effectiveness of Dynamet, CPP, international sales as well as the distribution operations of Aceros Fortuna and Grupo. Mr. Kamon began his career with Carpenter in November 2000 as President of Dynamet, Inc. and has vast experience in carbon and specialty steel manufacturing, spending most of his career with Lukens Steel Company.

Andrew T. Ziolkowski was appointed Senior Vice President — Latrobe Operations in February 2012. In this position, Mr. Ziolkowski is responsible for integrating Latrobe into Carpenter’s day-to-day operations. Mr. Ziolkowski joined Carpenter in 1989, most recently serving as Vice President — Bar & Coil Products. Prior to that, Mr. Ziolkowski held several positions at the Company, including Vice President — Strip Products Business and Controller — Specialty Alloys Operations.

			Assumed Present
Name	Age	Position	Position

William A. Wulfsohn	50	President and Chief Executive Officer and Director	July 2010

K. Douglas Ralph	51	Senior Vice President and Chief Financial Officer	July 2007

David L. Strobel	51	Senior Vice President – Global Operations	September 2010

Mark S. Kamon	58	Senior Vice President – Commercial Specialty Alloys Operations	August 2011

Andrew T. Ziolkowski	47	Senior Vice President – Latrobe Operations	February 2012

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance.”

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporate herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the caption “Corporate Governance.”

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the caption “Audit/Finance Committee Report.”

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the caption “General Information.”

On October 27, 2010, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2012, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the caption “Security Ownership of Certain Persons.”

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,022,606	$33.54	3,618,018	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,022,606	$33.54	3,618,018	(1)

(1)                                 Includes 2,784,394 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock, and restricted stock units) and 833,624 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units.)

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation.”

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2012 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                 Financial Statement Schedule:

(1)                                 The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. “Financial Statements and Supplementary Data:”):

Schedule II — Valuation and Qualifying Accounts

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

4(H)

First Supplemental Indenture, dated May 22, 2003, between Carpenter and U.S. Bank National Trust Association (formerly known as First Trust of New York, as successor Trustee to Morgan Guaranty Trust Company of New York) related to Carpenter’s issuance of $100,000,000 principal amount of its 6.625% Senior Notes due 2013 is incorporated herein by reference to Exhibit 4(I) of Carpenter’s 2003 Annual Report on Form 10-K filed September 12, 2003.

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

4(M)

Stockholders Agreement, dated February 29, 2012, by and among Carpenter, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P. is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed March 1, 2012.

4(N)

Registration Rights Agreement, dated February 29, 2012, by and among Carpenter, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P. is incorporated herein by reference to Exhibit 10.2 of Carpenter’s Current Report on Form 8-K filed March 1, 2012.

† 10(A)

Supplemental Retirement Plan for Executives of Carpenter Technology Corporation as amended on June 29, 2010 is incorporated by reference to Exhibit 10(A) to Carpenter’s 2010 Annual Report on Form 10-K filed August 20, 2010.

† 10(B)

Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended as of August 16, 2011, is incorporated by reference to Exhibit 10(B) to Carpenter’s 2011 Annual Report on Form 10-K filed August 24, 2011.

† 10(C)

Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended December 31, 2009 filed February 3, 2010.

Exhibit No.	Description
† 10(D)	Executive Bonus Compensation Plan, amended and restated July 1, 2011 is incorporated by reference to Exhibit 10(D) to Carpenter’s 2011 Annual Report on Form 10-K filed August 24, 2011.

† 10(E)

Stock-Based Compensation Plan For Non-Employee Directors, as amended as of August 16, 2011, is incorporated by reference to Exhibit 10(E) to Carpenter’s 2011 Annual Report on Form 10-K filed August 24, 2011.

† 10(F)	Officers’ and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation restated as of August 20, 2007 and amended as of June 29, 2010(filed herewith).

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

† 10(H)

Indemnification Agreement dated as of July 1, 2010 by and between the Company and William A. Wulfsohn (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: K. Douglas Ralph, David L. Strobel, Sunil Y. Widge and James D. Dee) is incorporated by reference to Exhibit 10(H) to Carpenter’s 2011 Annual Report on Form 10-K filed August 24, 2011.

† 10(I)

Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective July 1, 2011 is incorporated by reference to Exhibit 10(I) to Carpenter’s 2011 Annual Report of Form 10-K filed August 24, 2011.

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

† 10(P)	Employment Letter Agreement of K. Douglas Ralph, dated July 6, 2007, is incorporated herein by reference to Exhibit 99.2 of Carpenter’s Current Report on Form 8-K filed July 11, 2007.

† 10(Q)	Employment Letter Agreement of William A. Wulfsohn, dated June 3, 2010, incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on June 7, 2010.

† 10(R)

Employment Letter Agreement of David Strobel, dated September 2, 2010, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

† 10(S)

Employment Letter Agreement of Michael L. Shor, dated September 2, 2010, is incorporated herein by reference to Exhibit 10(D) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

† 10(T)

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

† 10(W)	Form of Restricted Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) (filed herewith).

† 10(X)	Form of Restricted Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) (filed herewith).

Exhibit No.	Description
10(Y)

Agreement and Plan of Merger, dated as of June 20, 2011, by and among Carpenter, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners, L.P. is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Current Report on Form 8-K filed June 21, 2011.

10(Z)

Amendment to Agreement and Plan of Merger, dated as of January 13, 2012, by and among Carpenter, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners L.P. is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Current Report on Form 8-K filed January 18, 2012.

10(AA)

Amendment to Agreement and Plan of Merger, dated February 29, 2012, by and among Carpenter, Hawke Acquisition Corp., Latrobe Specialty Metals, Inc., HHEP-Latrobe, L.P., and Watermill-Toolrock Partners, L.P. is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Form 8-K filed March 1, 2012.

12	Computations of Ratios of Earnings to Fixed Charges (unaudited) (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

24	Powers of Attorney in favor of James D. Dee or K. Douglas Ralph (filed herewith)

31 (A)	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith)

99	Agreement to Furnish Debt Instruments (filed herewith)

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

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

Date: August 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William A. Wulfsohn	President and Chief Executive Officer and Director	August 22, 2012
William A. Wulfsohn	(Principal Executive Officer)

/s/ K. Douglas Ralph	Senior Vice President and	August 22, 2012
K. Douglas Ralph	Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas F. Cramsey	Vice President and Chief Accounting	August 22, 2012
Thomas F. Cramsey	Officer (Principal Accounting Officer)

*	Chairman and Director	August 22, 2012
Gregory A. Pratt

*	Director	August 22, 2012
Carl G. Anderson, Jr.

*	Director	August 22, 2012
Robert R. McMaster

*	Director	August 22, 2012
I. Martin Inglis

*	Director	August 22, 2012
Peter N. Stephans

*	Director	August 22, 2012
Kathryn C. Turner

*	Director	August 22, 2012
Jeffrey Wadsworth

*	Director	August 22, 2012
Stephen M. Ward, Jr.

*	Director	August 22, 2012
Dr. Phillip M. Anderson

*	Director	August 22, 2012
Thomas O. Hicks

*	Director	August 22, 2012
Steven E. Karol

Original Powers of Attorney authorizing James D. Dee or K. Douglas Ralph to sign this Report on behalf of:  Carl G. Anderson, Jr., Robert R. McMaster, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr., Dr. Phillip M. Anderson, Thomas O. Hicks, and Steven E. Karol are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended June 30, 2012

Allowance for doubtful accounts receivable	$2.7	$0.7	$1.7	*	$(0.2)	$4.9
Deferred tax valuation allowance	$17.5	$0.6	$—		$—	$18.1
Inventory reserves	$12.0	$1.2	$5.2	*	$(0.2)	$18.2

Year ended June 30, 2011

Allowance for doubtful accounts receivable	$2.7	$(0.2)	$—		$0.2	$2.7
Deferred tax valuation allowance	$17.6	$(0.2)	$—		$0.1	$17.5
Inventory reserves	$15.2	$(3.5)	$—		$0.3	$12.0

Year ended June 30, 2010

Allowance for doubtful accounts receivable	$2.8	$(0.1)	$—		$—	$2.7
Deferred tax valuation allowance	$17.9	$(0.4)	$—		$0.1	$17.6
Inventory reserves	$16.0	$(0.9)	$—		$0.1	$15.2

*Amount represents balance acquired through the Latrobe acquisition