Form 10-Q
period 2012-09-30
CARPENTER TECHNOLOGY CORP
filed 2012-11-02
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of October 26, 2012 was 52,634,883

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30,	June 30,
	2012	2012

ASSETS
Current assets:
Cash and cash equivalents	$112.6	$211.0
Accounts receivable, net	319.5	354.2
Inventories	722.2	642.0
Deferred income taxes	-	10.6
Other current assets	37.6	31.9
Total current assets	1,191.9	1,249.7
Property, plant and equipment, net	959.7	924.6
Goodwill	261.2	260.5
Other intangibles, net	106.5	109.9
Other assets	83.8	83.1
Total assets	$2,603.1	$2,627.8

LIABILITIES
Current liabilities:
Accounts payable	$235.8	$236.1
Accrued liabilities	179.6	217.1
Deferred income taxes	2.5	-
Current portion of long-term debt	101.0	101.0
Total current liabilities	518.9	554.2
Long-term debt, net of current portion	305.6	305.9
Accrued pension liabilities	340.1	377.3
Accrued postretirement benefits	178.7	179.8
Deferred income taxes	32.2	31.4
Other liabilities	52.2	66.1
Total liabilities	1,427.7	1,514.7

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,866,322 shares at September 30, 2012 and 54,809,735 shares at June 30, 2012; outstanding 52,632,511 shares at September 30, 2012 and 52,412,967 shares at June 30, 2012	274.3	274.0
Capital in excess of par value	247.9	252.7
Reinvested earnings	1,139.2	1,109.6
Common stock in treasury (2,233,811 shares and 2,396,768 shares at September 30, 2012 and June 30, 2012, respectively), at cost	(111.7)	(120.0)
Accumulated other comprehensive loss	(384.1)	(412.5)
Total Carpenter stockholders’ equity	1,165.6	1,103.8
Noncontrolling interest	9.8	9.3
Total equity	1,175.4	1,113.1
Total liabilities and equity	$2,603.1	$2,627.8

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

 (in millions, except per share data)

	Three Months Ended
	September 30,
	2012	2011

NET SALES	$544.9	$414.1
Cost of sales	435.6	333.0
Gross profit	109.3	81.1

Selling, general and administrative expenses	47.7	35.7
Acquisition related costs	-	1.4
Operating income	61.6	44.0

Interest expense	(5.2)	(7.0)
Other income (expense), net	2.7	(0.7)

Income before income taxes	59.1	36.3
Income tax expense	19.6	12.6

Net income	39.5	23.7

Less: Net (income) loss attributable to noncontrolling interest	(0.3)	0.1

NET INCOME ATTRIBUTABLE TO CARPENTER	$39.2	$23.8

EARNINGS PER COMMON SHARE:
Basic	$0.74	$0.53
Diluted	$0.74	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	52.8	44.3
Diluted	53.4	45.1

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ in millions)

	Three Months Ended
	September 30,
	2012	2011

Net income	$39.5	$23.7
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(2.6) and $(1.2), respectively	4.4	2.0
Net gain (loss) on derivative instruments, net of tax of $(11.6) and $19.9, respectively	19.7	(32.5)
Unrealized loss on marketable securities, net of tax of $0.0 and $0.1, respectively	-	(0.1)
Foreign currency translation	4.5	(11.4)
Other comprehensive income (loss)	28.6	(42.0)
Comprehensive income (loss)	68.1	(18.3)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(0.5)	0.7
Comprehensive income (loss) attributable to Carpenter	$67.6	$(17.6)

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three Months Ended
	September 30,
	2012	2011

OPERATING ACTIVITIES
Net income	$39.5	$23.7
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	25.5	18.5
Deferred income taxes	0.1	6.1
Net pension expense	17.2	9.9
Net loss on disposal of property and equipment	0.1	-
Changes in working capital and other:
Accounts receivable	36.1	0.8
Inventories	(78.7)	(94.9)
Other current assets	(4.7)	(1.6)
Accounts payable	(0.5)	9.3
Accrued liabilities	(23.5)	(13.4)
Pension plan contributions	(48.1)	(11.6)
Boarhead Farms settlement	-	(21.8)
Other, net	0.3	1.0
Net cash used for operating activities	(36.7)	(74.0)
INVESTING ACTIVITIES
Purchases of property, equipment and software	(56.4)	(27.3)
Proceeds from disposals of property and equipment	-	0.2
Proceeds from sales and maturities of marketable securities	-	30.4
Net cash (used for) provided from investing activities	(56.4)	3.3
FINANCING ACTIVITIES
Payments on long-term debt	-	(100.0)
Dividends paid	(9.6)	(8.1)
Tax benefits on share-based compensation	3.0	0.6
Proceeds from stock options exercised	1.1	0.7
Net cash used for financing activities	(5.5)	(106.8)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(98.4)	(177.7)
Cash and cash equivalents at beginning of period	211.0	492.5
Cash and cash equivalents at end of period	$112.6	$314.8

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

 ($ in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Total Equity

Balances at June 30, 2012	$274.0	$252.7	$1,109.6	$(120.0)	$(412.5)	$9.3	$1,113.1
Net income			39.2			0.3	39.5
Pension and post-retirement benefits, net of tax					4.4		4.4
Net gain on derivative instruments, net of tax					19.7		19.7
Foreign currency translation					4.3	0.2	4.5
Cash Dividends:
Common @ $0.18 per share			(9.6)				(9.6)
Share-based compensation plans		(8.6)		8.3			(0.3)
Stock options exercised	0.3	0.8					1.1
Treasury shares issued in connection with acquisition of business				-			-
Tax windfall on share-based compensation		3.0					3.0
Other							-
Balances at September 30, 2012	$274.3	$247.9	$1,139.2	$(111.7)	$(384.1)	$9.8	$1,175.4

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Total Equity

Balances at June 30, 2011	$273.7	$235.4	$1,022.1	$(532.2)	$(233.3)	$10.3	$776.0
Net income			23.8			(0.1)	23.7
Pension and post-retirement benefits, net of tax					2.0		2.0
Net loss on derivative instruments, net of tax					(32.5)		(32.5)
Unrealized loss on marketable securities, net of tax					(0.1)		(0.1)
Foreign currency translation					(10.8)	(0.6)	(11.4)
Cash Dividends:
Common @ $0.18 per share			(8.1)				(8.1)
Share-based compensation plans		(0.9)		2.1			1.2
Stock options exercised	0.1	0.6					0.7
Tax windfall on share-based compensation		0.6					0.6
Balances at September 30, 2011	$273.8	$235.7	$1,037.8	$(530.1)	$(274.7)	$9.6	$752.1

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2012 (the “2012 Form 10-K”). Operating results for the three months ended September 30, 2012 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.         Acquisition

Latrobe Specialty Metals, Inc.

On February 29, 2012, the Company completed the acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) for a total purchase price of $427.0 million, net of cash acquired (the “Latrobe Acquisition”). The purchase price includes the issuance of 8.1 million shares of the Company’s common stock to former Latrobe stockholders in exchange for their Latrobe capital stock and $11.5 million of cash paid at closing, net of cash acquired of $2.5 million, to satisfy certain costs of the sellers. The fair value of the shares issued as part of the consideration paid for Latrobe was determined based on the closing market price of the Company’s shares on the acquisition date. The Company also assumed $153.7 million of indebtedness which was paid off in cash concurrently with the closing of the acquisition.

Latrobe manufacturers and distributes high-performance specialty metals serving customers across end-use markets including the aerospace and defense, energy and industrial markets. The manufacturing operations of Latrobe are based principally in Latrobe, Pennsylvania.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the preliminary purchase price allocation in connection with the Latrobe Acquisition. During the three months ended September 30, 2012, the Company increased the amounts allocated to Accounts payable and accrued liabilities by $0.9 million, decreased amounts allocated to deferred income taxes by $0.3 million, and increased amounts allocated to goodwill by $0.6 million as a result of additional information that became available during the quarter ended September 30, 2012.  The amounts in the preliminary purchase price allocation are not yet final and are subject to change. The final allocation of the purchase price is expected to be completed during the second quarter of fiscal year 2013 when all the necessary information is obtained to the complete the analysis, which is principally associated with obtaining and analyzing certain income tax information for the acquired business.

($ in millions)
Accounts receivable	$67.3
Inventory	241.2
Property, plant and equipment	172.4
Intangible assets	87.1
Other	10.6
Accounts Payable and accrued liabilities	(64.8)
Long-term debt	(153.7)
Pension and other postretirement liabilities	(100.8)
Deferred income taxes	(47.4)
Total identifiable net assets	211.9
Goodwill	215.1
Total purchase price, net of cash acquired	$427.0

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

In connection with the Latrobe Acquisition, the Company incurred approximately $11.7 million and $2.4 million of acquisition-related costs during the fiscal years ended June 30, 2012 and 2011, respectively. These costs were expensed as incurred and represent incremental legal, accounting and investment banking fees incurred in connection with the transaction as well as approximately $5.2 million of liability for costs associated with the sale of certain Latrobe assets necessary to obtain approval for the transaction from the Federal Trade Commission (“FTC”). As part of the FTC approval, the Company entered into a consent decree to transfer assets and technical knowledge to Eramet S.A. and its subsidiaries, Aubert & Duval and Brown Europe, which will allow them to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace.

The consolidated net sales for the three months ended September 30, 2012 includes approximately $127.7 million of net sales related to the Latrobe business.  The Company’s operating income for the three months ended September 30, 2012 includes approximately $16.3 million related to the operations of the acquired Latrobe business.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma results presented below include the effects of the Latrobe Acquisition as if it had occurred as of July 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the depreciation and amortization associated with estimates for the fair value of the property and equipment and acquired intangible assets and the impacts of the elimination of Latrobe debt that was repaid at closing. The supplemental proforma earnings were adjusted to exclude acquisition-related costs in the three months ended September 30, 2011.

	Three Months Ended
	September 30,
($ in millions)	2012	2011
Revenue	$544.9	$542.3
Earnings	$39.2	$23.5

Earnings per Common Share
Basic	$0.74	$0.45
Diluted	$0.74	$0.44

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended
	September 30,
(in millions, except per share data)	2012	2011

Net income attributable to Carpenter	$39.2	$23.8
Less: earnings and dividends allocated to participating securities	(0.2)	(0.2)

Earnings available to Carpenter common stockholders	$39.0	$23.6

Weighted average number of common shares outstanding, basic	52.8	44.3

Effect of shares issuable under share based compensation plans	0.6	0.8

Weighted average number of common shares outstanding, diluted	53.4	45.1

Basic earnings per common share	$0.74	$0.53

Diluted earnings per common share	$0.74	$0.53

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended
(in millions)	September 30,
	2012	2011

Stock options	0.1	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.         Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of September 30, 2012 and June 30, 2012. The following is a summary of marketable securities, all of which were classified as available-for-sale as of September 30, 2012 and June 30, 2012:

September 30, 2012		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$6.0	$(1.0)	$5.0

June 30, 2012		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$6.0	$(1.0)	$5.0

For the three months ended September 30, 2012 and 2011, proceeds from sales and maturities of marketable securities were $0.0 million and $30.4 million, respectively.

5.         Inventories

Inventories consisted of the following components as of September 30, 2012 and June 30, 2012:

($ in millions)	September 30,	June 30,
	2012	2012
Raw materials and supplies	$140.4	$114.1
Work in process	352.7	312.4
Finished and purchased products	229.1	215.5
Total inventory	$722.2	$642.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.         Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2012 and June 30, 2012:

($ in millions)	September 30,	June 30,
	2012	2012
Accrued pension liabilities	$65.9	$70.0
Accrued compensation	30.1	50.1
Accrued postretirement benefits	17.2	17.2
Derivative financial instruments	15.0	26.5
Other	51.4	53.3
Total accrued liabilities	$179.6	$217.1

7.         Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months ended September 30, 2012 and 2011 were as follows:

Three months ended September 30,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2012	2011	2012	2011
Service cost	$8.1	$5.6	$1.1	$0.7
Interest cost	13.3	12.3	3.0	2.7
Expected return on plan assets	(13.7)	(13.0)	(1.6)	(1.6)
Amortization of net loss	7.0	0.2	0.8	0.6
Amortization of prior service cost (benefit)	0.2	4.4	(1.0)	(2.0)
Net pension expense	$14.9	$9.5	$2.3	$0.4

During the three months ended September 30, 2012 and 2011, the Company made $48.1 million and $11.6 million, respectively of required contributions to its defined benefit pension plans.  The Company currently expects to make $33.4 million in required contributions to its defined benefit pension plans during the remainder of fiscal year 2013.

8.         Revolving Credit Agreement

The Company has a $350.0 million syndicated credit agreement (“Credit Agreement”) that extends to June 2016. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95% (1.20% as of September 30, 2012), and for Base Rate-determined loans, from 0.0% to 0.95% (0.2% as of September 30, 2012). The Company also pays a quarterly facility fee ranging from 0.10% to 0.45% (0.2% as of September 30, 2012), determined based upon the Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95% (1.20% as of September 30, 2012), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2012, the Company had $7.2 million of issued letters of credit under the Credit Agreement, with the balance of $342.8 million available for future borrowings.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 for September 30, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization, and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2012 and June 30, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

9.         Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months ended September 30, 2012, no additional accruals were recorded.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million and $4.9 million at September 30, 2012 and June 30, 2012, respectively.

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

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that had been recently divested.  Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, the Company has not recorded any liability for potential penalties as of September 30, 2012.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and are common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues.  Like many other manufacturing companies in recent years, from time to time, the Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace.  The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

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

September 30, 2012	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.0	$5.0
Derivative financial instruments	-	5.4	5.4
Total assets	$-	$10.4	$10.4

Liabilities:
Derivative financial instruments	$-	$29.1	$29.1

June 30, 2012	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	-	5.0	5.0
Derivative financial instruments	-	2.6	2.6
Total assets	$-	$7.6	$7.6

Liabilities:
Derivative financial instruments	$-	$56.5	$56.5

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts, interest rate swaps and forward interest rate swaps. These instruments are measured at fair value using the market method valuation technique.  The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers.  This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, these instruments are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 12.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2012		June 30, 2012
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current portion	$406.6	$430.2	$406.9	$427.7
Company-owned life insurance	$11.5	$11.5	$11.0	$11.0

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of September 30, 2012 and June 30, 2012 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements.

11.                            Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended
	September 30,
($ in millions)	2012	2011
Gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	$2.6	$(1.7)
Equity in (losses) earnings of unconsolidated subsidiaries	(0.6)	0.7
Interest income	0.1	0.3
Other income	0.6	-
Total other income (expense), net	$2.7	$(0.7)

12.       Derivatives and Hedging Activities

The Company uses commodity swaps and forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments had on the Company’s financial position, results of operations, and cash flows.

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

Cash Flow Hedging – Forward interest rate swaps: From time to time, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2012 and June 30, 2012, the total notional amount of forward interest rate swaps was $150.0 million and $0.0 million, respectively.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense.  As of September 30, 2012 and June 30, 2012, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of September 30, 2012 and June 30, 2012, the total notional amount of floating interest rate contracts was $45.0 million and $45.0 million, respectively.  For the three months ended September 30, 2012 and 2011, net gains of $0.3 million and $0.2 million, respectively, were recorded as a reduction to interest expense.  These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2012 and June 30, 2012:

September 30, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$(0.9)	$0.3	$2.5	$1.9
Other assets	0.9	-	2.6	3.5
Total asset derivatives	$-	$0.3	$5.1	$5.4

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$-	$1.9	$13.1	$15.0
Other liabilities	-	0.3	13.8	14.1
Total liability derivatives	$-	$2.2	$26.9	$29.1

June 30, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$1.2	$-	$1.4
Other assets	1.2	-	-	1.2
Total asset derivatives	$1.4	$1.2	$-	$2.6

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$-	$1.5	$25.0	$26.5
Other liabilities	-	0.4	29.6	30.0
Total liability derivatives	$-	$1.9	$54.6	$56.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three ended September 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended
($ in millions)	September 30,
Derivatives in Cash Flow Hedging Relationship:	2012	2011
Commodity contracts	$24.0	$(55.3)
Foreign exchange contracts	(0.1)	1.4
Forward interest rate swaps	(1.7)	-
Total	$22.2	$(53.9)

($ in millions)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Location of (Loss) Gain	Three Months Ended
Derivatives in Cash Flow Hedging	Reclassified from AOCI into	September 30,
Relationship:	Income (Effective Portion)	2012	2011
Commodity contracts	Cost of sales	$(9.2)	$(1.6)
Foreign exchange contracts	Net sales	0.1	-
Total		$(9.1)	$(1.6)

The Company estimates that $11.1 million of net derivative losses included in AOCI as of September 30, 2012 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended September 30, 2012.  There was no ineffectiveness during the three months ended September 30, 2012 and 2011.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in AOCI associated with derivative hedging activities during the three months ended September 30, 2012 and 2011 were as follows:

	September 30,
($ in millions)	2012	2011
Balance at July 1	$(32.8)	$2.6
Current period changes in fair value, net of tax	14.0	(33.5)
Reclassification to earnings, net of tax	5.7	1.0
Balance at September 30	$(13.1)	$(29.9)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract.  As of September 30, 2012 and June 30, 2012, the Company had no cash collateral held by counterparties.

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

The income tax expense for the three months ended September 30, 2012 was $19.6 million, or 33.2 percent of pre-tax income, as compared with $12.6 million, or 34.7 percent of pre-tax income, for the three months ended September 30, 2011.

14.       Business Segments

In January 2012, the Company changed its reportable segments, beginning with the second quarter results of fiscal year 2012, to align with a new operating model in which the integrated steel mill operations are managed distinctly from the collection of other differentiated business unit operations. In addition, during the first quarter of fiscal year 2013, the Company moved the Specialty Steel Supply (“SSS”) business acquired in connection with the Latrobe Acquisition from the Latrobe segment to the Performance Engineered Products segment. The Company has three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe, and Performance Engineered Products (“PEP”).  Previously, the Company’s reportable segments consisted of Premium Alloys Operations, Advanced Metals Operations and Emerging Ventures.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Limestone County, Alabama.  The combined assets of the SAO operations are managed in an integrated manner to optimize efficiency and profitability across the total system.

The Latrobe segment is comprised of the operations of the Latrobe business acquired effective February 29, 2012. The Latrobe segment provides management with the focus and visibility into the business performance of these newly acquired operations. The Latrobe segment also includes the results of Carpenter’s distribution business in Mexico. As the Latrobe business becomes integrated with Carpenter, its results will likely be combined and reported together with the SAO business segment sometime in the future.

The PEP segment is comprised of the Company’s differentiated operations.  This includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business and the SSS distribution business that was acquired in connection with the Latrobe Acquisition.  The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

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

On a consolidated basis, there were no significant individual customers that accounted for more than 10 percent of the total net sales during the three months ended September 30, 2012 and 2011, respectively.

The historical segment information for the three months ended September 30, 2011, which is set forth below, was recast to conform to the fiscal year 2013 presentation.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
Segment Data	September 30,
($ in millions)	2012	2011
Net Sales:
Specialty Alloys Operations	$361.8	$335.8
Latrobe	121.8	10.2
Performance Engineered Products	98.7	84.2
Intersegment	(37.4)	(16.1)
Consolidated net sales	$544.9	$414.1

Operating Income:
Specialty Alloys Operations	$54.4	$46.3
Latrobe	15.7	0.6
Performance Engineered Products	11.5	11.8
Corporate costs	(10.4)	(10.2)
Pension earnings, interest & deferrals	(8.0)	(3.6)
Intersegment	(1.6)	(0.9)
Consolidated operating income	$61.6	$44.0

Depreciation and Amortization:
Specialty Alloys Operations	$13.7	$13.1
Latrobe	5.6	0.1
Performance Engineered Products	4.8	4.2
Corporate	1.5	1.2
Intersegment	(0.1)	(0.1)
Consolidated depreciation and amortization	$25.5	$18.5

Capital Expenditures:
Specialty Alloys Operations	$38.6	$17.6
Latrobe	8.2	-
Performance Engineered Products	8.5	8.7
Corporate	1.6	1.7
Intersegment	(0.5)	(0.7)
Consolidated capital expenditures	$56.4	$27.3

	September 30, 2012	June 30, 2012
Total Assets:
Specialty Alloys Operations	$1,317.9	$1,293.3
Latrobe	808.1	807.5
Performance Engineered Products	405.7	394.7
Corporate	93.2	151.0
Intersegment	(21.8)	(18.7)
Consolidated total assets	$2,603.1	$2,627.8

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance in ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance includes examples of events and circumstances that might indicate that it is more likely than not that an indefinite-lived intangible assets is impaired. The qualitative assessment may be performed on none, some or all of its indefinite-lived intangible assets.  An entity may also choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test and then choose to perform the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

On February 29, 2012, following approval of the acquisition by the U.S. Federal Trade Commission (“FTC”), we completed the acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) through the merger of a wholly-owned subsidiary of the Company with and into Latrobe (the “Latrobe Acquisition”). In connection with the Latrobe Acquisition, former owners of Latrobe received 8.1 million shares of Carpenter stock. In addition, pursuant to the terms of the related merger agreement, Carpenter paid $11.5 million in cash at closing, net of $2.5 million of cash acquired, in addition to a payment of approximately $154 million in order to pay off Latrobe debt.  A key benefit of the Latrobe Acquisition is a substantial increase in production which will increase Carpenter’s capacity to meet strong customer demand for premium products.  As a condition of the FTC approval, Carpenter entered into a consent decree (the “Consent Decree”) to transfer certain assets and technical knowledge to Eramet S.A and its subsidiaries, Aubert & Duval and Brown Europe (collectively, the “Transferees”), which will allow the Transferees, as a group, to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace. The alloys have minimal sales impact and will cause no material change to the economics of the Latrobe Acquisition.  As part of the Consent Decrees, Carpenter agreed to transfer certain assets as well as fund the cost of acquiring assets in an amount up to approximately $5 million; Carpenter recorded a charge for this liability in the quarter ended March 31, 2012.

In August 2012, we announced that we have commenced a process to sell the Latrobe and Mexico distribution businesses.  As of September 30, 2012, we have not met the criteria to qualify to report those businesses as held for sale or discontinued operations. If successful, we intend to eventually reinvest the proceeds from the sales of the businesses in other, more strategic businesses.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 8 of our 2012 Form 10-K.  Our discussions here focus on our results during or as of the three-month period ended September 30, 2012 and the comparable periods of fiscal year 2012, and, to the extent applicable, on material changes from information discussed in the 2012 Form 10-K or other important intervening developments or information that we have reported on Form 8-K.  These discussions should be read in conjunction with the 2012 Form 10-K for detailed background information and with any such intervening Form 8-K.

Changes to Segment Reporting

In January 2012, we changed our reportable segments, beginning with our second quarter results of fiscal year 2012, to align with a new operating model in which our integrated steel mill operations are managed distinctly from the collection of other differentiated business unit operations. In addition, during the first quarter of fiscal year 2013, we moved the Specialty Steel Supply (“SSS”) business acquired in connection with the Latrobe Acquisition from the Latrobe segment to the Performance Engineered Products segment. We now have three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”).  Previously, the Company’s reportable segments consisted of Premium Alloys Operations, Advanced Metals Operations and Emerging Ventures.

The SAO segment is comprised of Carpenter’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Limestone County, Alabama. The combined assets of the SAO operations are managed in an integrated manner to optimize efficiency and profitability across the total system.

The Latrobe segment is comprised of the operations of the Latrobe business acquired effective February 29, 2012. The Latrobe segment provides management with the focus and visibility into the business performance of these newly acquired operations.  The Latrobe segment also includes the results of Carpenter’s distribution business in Mexico, which is being managed together with the Latrobe distribution business. As the Latrobe business becomes integrated with Carpenter, its results will likely be combined and reported together with the SAO business segment sometime in the future.

The PEP segment will be comprised of Carpenter’s differentiated operations. This includes the Dynamet business, the Carpenter Powder Products business, the Amega West business and the SSS business that was acquired in connection with the Latrobe Acquisition. The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility, and drive overall revenue and profit growth.

In conjunction with the segment reporting changes, we also made a few modifications to our supplemental end-use market and product class reporting.  For end-use market reporting, Aerospace end-use market sales was broadened to incorporate Aerospace and Defense. Industrial and Consumer end-use market sales were combined as Industrial and Consumer. The Automotive end-use market was broadened to Transportation to reflect sales in non-automotive markets like marine. All distribution businesses sales will be reported as a separate end-use market called Distribution.  For product class reporting, sales of powder metal products were broken out and a new category of Alloy and Tool Steels was added. The changes are intended to better segregate growth areas of premium products such as high temperature nickel-based special alloys, titanium products and powder metals, while also reflecting the product classes and businesses gained through the Latrobe Acquisition.  All prior period information has been reclassified to conform to the fiscal year 2013 presentation.

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

Approximately 25 percent our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile.  In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold.  Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains or losses on the commodity forward contracts are reclassified from other comprehensive income together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our costs of goods sold reflect such amounts.  Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer term, our customer long-term arrangements.

We produce hundreds of grades of materials, with a wide range of pricing and profit levels depending on the grade.  In addition, our product mix within a period is subject to the fluctuating order patterns of our customers as well as decisions we may make on participation in certain products based on available capacity, including the impacts of capacity commitments we may have under existing customer agreements.  While we expect to see positive contribution from a more favorable product mix in our margin performance over time, the impact by period may fluctuate and period-to-period comparisons may vary.

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $17.2 million, or $0.21 per diluted share, versus $9.9 million, or $0.14 per diluted share, in the same quarter last year. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Income. The following is a summary of the classification of net pension expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
($ in millions)	2012	2011
Cost of sales	$12.8	$7.2
Selling, general and administrative expenses	4.4	2.7
Net pension expense	$17.2	$9.9

Net pension expense is determined annually based on beginning of year balances and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  We currently expect that the total net pension expense for fiscal year 2013 will be $68.3 million as compared with $42.1 million recorded in fiscal year 2012.

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
($ in millions)	2012	2011
Service cost	$9.2	$6.3
Pension earnings, interest and deferrals	8.0	3.6
Net pension expense	$17.2	$9.9

Latrobe Acquisition Impacts

We closed the Latrobe Acquisition on February 29, 2012. After seven months of ownership, the Latrobe results remain strong and we continue to track ahead of our deal economics.  The integration teams are doing an outstanding job of delivering operational synergies from the combined operation that we believe will lead to higher volumes, improved costs and a richer mix. The net accretion from Latrobe’s operating results offset by a higher share count, contributed $0.07 per diluted share for the three months ended September 30, 2012. This accretion excludes the synergies realized on our existing SAO business.  These measures below have not been determined in accordance with U.S. GAAP. See further discussion of these measures in the “Non-GAAP Financial Measures” discussion below.

Operating Performance Overview

For the quarter ended September 30, 2012, we reported net income attributable to Carpenter of $39.2 million, or $0.74 per diluted share, compared with income attributable to Carpenter for the same period a year earlier of $23.8 million, or $0.53 per diluted share.  Our strong first quarter results demonstrate that we are continuing to execute well against our strategic plan. While there are some areas where customer demand has softened recently, our overall business continues to be well positioned in attractive end-use markets with strong demand for our ultra-premium and premium products.  This is evident in our strong top line results that further reflect a positive spread between revenue and volume growth.  We remain on track to achieve the financial targets we set for our full fiscal year and expect strong shipment levels in the second half of the fiscal year. Strong customer demand for the ultra-premium and premium parts of our product line, combined with our large backlog, is consuming our full available premium capacity.

There are several initiatives that will have an impact on our results this fiscal year, including costs associated with the following:  (i.) the start-up of our Athens, Alabama premium products manufacturing facility , (ii.) manufacturing footprint optimization opportunities, and (iii.) an inventory reduction initiative. See below for further discussion of these costs. During the three months ended September 30, 2012, these initiatives impacted our operating margin by 0.4 percent ($1.6 million) and negatively impacted our diluted earnings per share by $0.02 per diluted share.

In the first quarter of fiscal year 2012, we announced our plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014.  The facility is being built on a 230 acre greenfield site located in Limestone County, Alabama at a total cost of approximately $500 million.  The new facility will include forge, re-melting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products. During the three months ended September 30, 2012, we incurred $0.9 million of facility start-up costs and expect to incur approximately $6.0 million for the full fiscal year.

We are currently evaluating opportunities with respect to manufacturing footprint optimization principally as a result of the Latrobe Acquisition and other changes we believe are necessary to manage our business as an integrated steel mill operation. In August 2012, we announced plans to close our wire production facility in Orangeburg, South Carolina and move certain assets as we expand the Wauseon, Ohio facility acquired in connection with the Latrobe Acquisition. We are currently evaluating other, smaller consolidation opportunities related to the Latrobe acquisition and continue to evaluate opportunities to optimize the broader footprint of our mill assets.  Total costs incurred in connection with the footprint optimization were approximately $0.1 million during the three months ended September 30, 2012.

In connection with the Latrobe Acquisition, we initiated a third party consulting study to identify opportunities to potentially reduce inventory levels across our integrated mill system, including Latrobe. Our inventory turns performance is below average as compared with peers in our industry, with Latrobe at even lower average turns than our SAO business. The consulting study is approaching its conclusion and we believe there are potential opportunities to reduce inventory levels and improve our inventory turns performance from historical levels. Upon completion of the consulting study, specific action plans will be developed, and we expect to see the benefits of improvements in our inventory performance during the second half our fiscal year 2013.  We expect that a reduction in inventory levels may result in earnings impacts during fiscal year 2013 that we are unable to estimate at this time. During the three months ended September 30, 2012, we incurred $0.6 million of costs associated with the inventory reduction initiative which consists of consulting costs associated with the study.

Results of Operations – Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Net Sales

Net sales for the three months ended September 30, 2012 were $544.9 million, which was a 32 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 41 percent. Overall, pounds shipped were 36 percent higher than the first fiscal quarter a year ago.  Excluding the Latrobe impact, our recent first quarter net sales excluding surcharge revenues increased 9 percent on 4 percent higher volume.  Net sales excluding surcharge revenues in our SAO segment increased 16 percent on 7 percent higher volume, while net sales excluding surcharge revenues in our PEP segment increased 17 percent on 2 percent lower shipment volume. The results reflect our continued deliberate actions to grow premium products and strengthen overall product mix.

Geographically, sales outside the United States increased 19 percent from the same period a year ago to $163.8 million.  International growth was led by 41 percent growth in Asia-Pacific sales and 14 percent increase in European sales.  Growth in Asia-Pacific was led by sales into aerospace and energy end markets.  Growth in Europe was led by increased demand for materials used for aerospace and high value automotive applications.  Total international sales in the quarter represented 30 percent of total net sales, compared with 33 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$252.6	$174.8	$77.8	45%
Industrial and consumer	113.9	105.4	8.5	8
Energy	77.4	59.1	18.3	31
Medical	30.4	33.2	(2.8)	(8)
Transportation	34.5	31.4	3.1	10
Distribution	36.1	10.2	25.9	254
Total net sales	$544.9	$414.1	$130.8	32%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$195.3	$128.3	$67.0	52%
Industrial and consumer	86.6	73.5	13.1	18
Energy	69.4	50.4	19.0	38
Medical	27.8	29.2	(1.4)	(5)
Transportation	26.1	22.0	4.1	19
Distribution	35.6	10.2	25.4	249
Total net sales excluding surcharge revenues	$440.8	$313.6	$127.2	41%

Sales to the aerospace and defense market increased 45 percent from the first quarter a year ago to $252.6 million. Excluding surcharge revenue, sales increased 52 percent from the first quarter a year ago on 103 percent higher shipment volume (or up 19 percent on 12 percent higher shipment volume excluding Latrobe).  Aerospace growth continues to reflect strong demand for premium and ultra-premium products.  Increased demand for engine materials is being driven by the higher build rate of larger engines and share gain.  Demand for nickel and stainless fastener material increased year over year for the ninth consecutive quarter – while demand for titanium fastener material set a new first quarter record following a record fourth quarter.  Sales of our Custom-series stainless alloys and the addition of Latrobe’s structural, bearing and other complementary products also contributed to the year-to-year growth rate.

Industrial and consumer market sales increased 8 percent from the first quarter a year ago to $113.9 million. Excluding surcharge revenue, sales increased 18 percent on a 14 percent increase in shipment volume (or up 3 percent on 1 percent higher shipment volume excluding Latrobe).  Although this market is more sensitive to economic uncertainty, our strategy has been to focus on specialized, high value niche applications with strategically important customers.  This strategy offsets softness in more commodity type products and distributor channel sales.

Sales to the energy market of $77.4 million reflected a 31 percent increase from the first quarter a year ago. Excluding surcharge revenue, sales increased 38 percent from a year ago on higher shipment volume of 20 percent (or flat revenues on 6 percent higher volume excluding Latrobe).  Contributing to the overall sales growth is principally due to the inclusion this quarter of the Specialty Steel Supply (“SSS”) distribution sales that do not have related manufacturing volume.  While North American rig activity has been slow, we have maintained growth in oil & gas through continued share gain, an expanding geographic footprint, and increased participation in other applications like completions.    Market trends supporting increased use of industrial gas turbines are expected be a future growth driver, despite the continuing pause in project activity in this area.

Sales to the medical market decreased 8 percent from a year ago to $30.4 million. Excluding surcharge revenue, sales decreased 5 percent on lower shipment volume of 13 percent (relatively unchanged without Latrobe). The results reflect revenue decrease attributable to medical customers focused on cost containment which is impacting inventory-on-hand strategies in the supply chain.  In addition, uncertainty surrounding pending legislative impacts and economic sentiment is affecting short term demand.  We anticipate that the current demand factors will change by the end of the fiscal year and the long term positive demand trend for our medical market sales will remain unchanged.

Transportation market sales increased 10 percent from the first quarter a year ago to $34.5 million. Excluding surcharge revenue, sales increased 19 percent on 4 percent higher shipment volume (or up 16 percent on 2 percent higher volume without Latrobe) from the first quarter a year ago.  Revenue growth in excess of volume growth reflects our continued focus on high-end specialty automotive applications required to meet increasing fuel efficiency standards.  Demand is growing for high value materials required in turbo-charger, gaskets and fuel system applications.  In addition, commodity stainless steel materials are being replaced by higher value nickel based alloys for engine valve applications to support higher operating temperatures.

Distribution sales increased 254 percent from the first quarter a year ago to $36.1 million. Excluding surcharge revenue, sales increased 249 percent from the first quarter a year ago. The increase is primarily attributable to the addition of the Latrobe distribution business, which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended
	September 30,		$	%
($ in millions)	2012	2011	Increase	Increase
Special alloys	$235.9	$196.0	$39.9	20%
Stainless steels	143.5	141.6	1.9	1
Alloy and Tool steel	66.8	6.8	60.0	882
Titanium products	39.7	38.6	1.1	3
Powder metals	15.9	14.9	1.0	7
Distribution and other	43.1	16.2	26.9	166
Total net sales	$544.9	$414.1	130.8	32%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended
	September 30,		$	%
($ in millions)	2012	2011	Increase	Increase
Special alloys	$168.9	$128.0	$40.9	32%
Stainless steels	120.9	111.9	9.0	8
Alloy and Tool steel	54.0	5.2	48.8	938
Titanium products	39.7	38.6	1.1	3
Powder metals	14.8	13.8	1.0	7
Distribution and other	42.5	16.1	26.4	164
Total net sales excluding surcharge revenues	$440.8	$313.6	$127.2	41%

Sales of special alloys products increased 20 percent from a year ago to $235.9 million. Excluding surcharge revenues, sales increased 32 percent on a 14 percent increase in shipment volume (or up 18 percent on 9 percent higher volume without Latrobe). The results for the current quarter reflect overall sales increases in our higher value alloys used in the aerospace and energy markets.

Sales of stainless steels increased 1 percent from a year ago to $143.5 million. Excluding surcharge revenues, sales increased 8 percent on 9 percent higher shipment volume (or up 2 percent on 2 percent higher volume without Latrobe).

Sales of alloy and tool steel increased 882 percent from a year ago to $66.8 million. Excluding surcharge revenues, sales increased 938 percent on a similar significant increase in shipment volumes. The results principally reflect the addition of the Latrobe business.

Sales of titanium products increased 3 percent from a year ago to $39.7 million on 5 percent lower volume.  The results reflect some weakening demand in Titanium distributor channel, including the medical end-use market.

Sales of powder metals increased 7 percent from a year ago to $15.9 million on a 1 percent decrease in shipment volume. The results reflect the impacts of unfavorable performance particularly in European markets.

Gross Profit

Our gross profit in the first quarter increased 35 percent to $109.3 million, or 20.1 percent of net sales (24.8 percent of net sales excluding surcharges), as compared with $81.1 million, or 19.6 percent of net sales (25.9 percent of net sales excluding surcharges), in the same quarter a year ago.  The higher gross profit in this year’s first quarter was driven by the addition of Latrobe, and improvement in SAO due to increased volume and higher profit per pound from an improved product mix and higher prices.

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

	Three Months Ended
	September 30,
($ in millions)	2012	2011
Net sales	$544.9	$414.1
Less: surcharge revenue	104.1	100.5
Net sales excluding surcharge revenues	$440.8	$313.6

Gross profit	$109.3	$81.1

Gross margin	20.1%	19.6%

Gross margin excluding dilutive effect of surcharge revenues	24.8%	25.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47.7 million were 8.8 percent of net sales (10.8 percent of net sales excluding surcharges) as compared with $35.7 million or 8.6 percent of net sales (11.4 percent of net sales excluding surcharges) in the same quarter a year ago.  The increase principally reflects the inclusion of selling, general and administrative costs associated with Latrobe overhead costs as well as increases in net pension expense as compared with the prior year period.

Acquisition-Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $1.4 million of acquisition-related costs during the three months ended September 30, 2011. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition.

Operating Income

Our operating income in the recent first quarter increased to $61.6 million as compared with $44.0 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 15.8 percent for the current quarter as compared with 15.2 percent a year ago.

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

	Three Months Ended
($ in millions)	September 30,
	2012	2011
Net sales	$544.9	$414.1
Less: surcharge revenue	104.1	100.5
Net sales excluding surcharges	$440.8	$313.6

Operating income	$61.6	$44.0
Add back: pension EID expense	8.0	3.6
Operating income excluding pension EID expense	$69.6	$47.6

Total acquisition related costs	-	1.4

Operating income excluding pension EID expense and total acquisition related costs	$69.6	$49.0

Operating margin excluding surcharges and pension EID expense	15.8%	15.2%

Operating margin excluding pension EID expense and total acquisition related costs	15.8%	15.6%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted operating margin, excluding surcharges, by 10 basis points during the recent first quarter and positively impacted our operating margin, excluding surcharges, by 70 basis points during the prior year’s first quarter.

Interest Expense

Interest expense for the quarter was $5.2 million compared with $7.0 million in the year-ago period where the debt level was temporarily higher due to the timing of debt refinancing.

Other Income (Expense), Net

Other income was $2.7 million for the recent quarter compared with other expense of $0.7 million in the first quarter a year ago, due almost entirely to positive impacts in the funding mechanisms for certain non-qualified retirement plans.

Income Taxes

Income taxes in the recent first quarter were $19.6 million, or 33.2 percent of pre-tax income versus $12.6 million, or 34.7 percent of pre-tax income in the same quarter a year ago.

Business Segment Results

We have three reportable business segments: Specialty Alloys Operations (“SAO”), Performance Engineered Products (“PEP”), and Latrobe.

The following table includes comparative information for volumes by business segment:

	Three Months Ended			%
	September 30,		Increase	Increase
(pounds sold, in thousands)	2012	2011	(Decrease)	(Decrease)
Specialty Alloys Operations	47,212	44,210	3,002	7%
Latrobe	16,108	-	16,108	N/A
Performance Engineered Products	3,384	3,438	(54)	(2)
Intersegment	(2,690)	(620)	(2,070)	(334)
Consolidated pounds sold	64,014	47,028	16,986	36%

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Specialty Alloys Operations	$361.8	$335.8	$26.0	8%
Latrobe	121.8	10.2	111.6	1,094
Performance Engineered Products	98.7	84.2	14.5	17
Intersegment	(37.4)	(16.1)	(21.3)	(132)
Total net sales	$544.9	$414.1	$130.8	32%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Specialty Alloys Operations	$272.9	$234.5	$38.4	16%
Latrobe	106.2	10.2	96.0	941
Performance Engineered Products	97.6	83.0	14.6	18
Intersegment	(35.9)	(14.1)	(21.8)	(155)
Total net sales excluding surcharge revenues	$440.8	$313.6	$127.2	41%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2012 for the SAO segment increased 8 percent to $361.8 million, as compared with $335.8 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 16 percent on 7 percent higher shipment volume from a year ago. Most of the growth in the current period was attributable to our highest value ultra-premium products.

Operating income for the SAO segment was $54.4 million or 15.0 percent of net sales (19.9 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with $46.3 million or 13.8 percent of net sales (19.7 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impacts of a strong product mix and improvements to our operating cost performance.

Latrobe Segment

Net sales for the quarter ended September 30, 2012 for the Latrobe segment were $121.8 million, as compared with $10.2 million in the same quarter a year ago. Excluding surcharge revenue, net sales were $106.2 million in the current quarter. The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end-use markets as well as distribution.

Operating income for the Latrobe segment was $15.7 million or 12.9 percent of net sales (14.8 percent of net sales excluding surcharge revenue) in the quarter ended September 30, 2012. Latrobe continues to perform ahead of the deal economics with strong progress on the operational synergies.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2012 for the PEP segment increased 17 percent to $98.7 million, as compared with $84.2 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 18 percent from a year ago. The increase in net sales is due the contribution the SSS energy end-use market distribution sales. The SSS business was acquired as part of the Latrobe acquisition.

Operating income for the PEP segment was $11.5 million or 11.7 percent of net sales (11.8 percent of net sales excluding surcharge revenue) in the recent first quarter, compared with $11.8 million or 14.0 percent of net sales (14.2 percent of net sales excluding surcharge revenue) in the same quarter a year ago.  The results largely reflect the inclusion of SSS more than offset by some weakening of demand in the Titanium distributor channel including medical, continued softness in our European powder tool steel business and higher costs on the Amega West business associated with investments in future growth.

Liquidity and Financial Condition

During the three months ended September 30, 2012, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $102.7 million as compared to negative $109.2 million for the same period a year ago. The negative free cash flow in the three months ended September 30, 2012 reflects the increase in working capital led by the higher inventory levels. The free cash flow results for the three months ended September 30, 2012 also reflect the payment of pension contributions of $48.1 million as compared to $11.6 million in the same period a year ago.  In addition, capital expenditures for plant, equipment and software were $56.4 million for the three months ended September 30, 2012, as compared with $27.3 million for the same period a year ago. The increase in capital spending principally reflects our capacity expansion projects.  We expect to finish the fiscal year with about $350 million of capital expenditures.

Dividends during the three months ended September 30, 2012 were $9.6 million as compared to $8.1 million in the three months ended September 30, 2011 and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $113 million as of September 30, 2012, together with cash generated from operations and available borrowing capacity of approximately $343 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.

We expect that our significant cash needs, including the cost of our planned $518 million state-of-the-art manufacturing facility, contributions to our pension plans, and investments in working capital, will result in modestly negative free cash flow over the next several fiscal years. Once we are beyond our peak capital expenditure spending levels principally associated with the new facility, we expect to generate consistently positive annual free cash flow.

We continue to look at options to proactively deal with pension plan funding impacts as well as the earnings impacts associated with our pension plans. During the three months ended September 30, 2012, we made $48.1 million in cash contributions to our pension plans and expect to make $33.4 million of cash contributions to the pension plans for the remainder of fiscal year 2013. Over the next five years, current estimates indicate that we could be required to contribute approximately $400 million to our pension plans in minimum required contributions, subject to market returns and interest rate assumptions. If market conditions allow, we currently anticipate a new debt issuance during the second half of fiscal year 2013 that could combine a discretionary pension cash contribution and the $101 million current portion of long-term debt that matures in May 2013 and take advantage of current favorable credit market conditions.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our revolving credit facility contains a revolving credit commitment of $350 million and expires in June 2016.  As of September 30, 2012, we had $7.2 million of issued letters of credit under the revolving credit facility.  The balance of the revolving credit facility ($342.8 million) remains available to us.  As of September 30, 2012, we had total liquidity of approximately $455 million, of which we expect to fund the maturity of $101 million of long-term debt in May 2013, if necessary. We also evaluate liquidity needs for alternative uses including funding external growth opportunities and pension plan contributions as well as funding consistent dividend payments to stockholders.

As of September 30, 2012, we had cash and cash equivalents of approximately $74 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.  We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 as of September 30, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of September 30, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of September 30, 2012:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.5 to 1.0 (minimum)	17.4 to 1.0
Consolidated debt to capital	55% (maximum)	26%

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

Net Pension Expense Per Diluted Share

	Three Months Ended
($ in millions, except per share data)	September 30,
	2012	2011
Pension plans expense	$14.9	$9.5
Other postretirement benefit plans expense	2.3	0.4
	17.2	9.9
Income tax benefit	(6.0)	(3.8)
Net pension expense	$11.2	$6.1

Weighted average diluted common shares	53.4	45.1

Net pension expense per diluted share	$0.21	$0.14

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period.

Net Sales and Gross Margin Excluding Surcharge Revenues

This report includes discussions of net sales and gross margin as adjusted to exclude the impact of raw material surcharges, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales and gross margin provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharges, to net sales as determined in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharges, Pension EID Expense and Total Acquisition Related Costs

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges, pension EID expense, and total acquisition-related costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense to operating income and operating margin determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended
	September 30,
($ in millions)	2012	2011

Net cash used for operating activities	$(36.7)	$(74.0)
Purchases of property, equipment, and software	(56.4)	(27.3)
Proceeds from disposals of property and equipment	-	0.2
Dividends paid	(9.6)	(8.1)
Free cash flow	$(102.7)	$(109.2)

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

Impacts of Latrobe Acquisition

This report includes discussions of net income attributable to Carpenter as adjusted to exclude the impact of Latrobe operating results and total acquisition-related costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes that removing the impacts of the adjusted Latrobe operating results and the total acquisition-related costs is useful when comparing results of operations from period to period.The following provides a reconciliation of the measures used in the “Impacts of Latrobe Acquistion” discussion and reconciliation to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,

(in millions, except per share data)	2012	2011

Latrobe segment operating income	$15.7	$0.6
Specialty Steel Supply operating income included in Performance Engineered Products segment results	1.9	-
Carpenter distribution business operating income in Mexico included in Latrobe segment results	(0.7)	(0.6)
Latrobe pension EID included in pension EID expense	(0.6)	-
Adjusted Latrobe operating results before income taxes	16.3	-
Income taxes	(5.7)	-
Adjusted Latrobe operating results	$10.6	$-

Adjusted Latrobe operating results per diluted share	$0.20	$-
Dilutive impact of shares issued in connection with Latrobe acquisition*	(0.13)	-

Net accretion from Latrobe’s operating results**	$0.07	$-

Weighted average diluted shares outstanding	53.4	45.1

*  In connection with the Latrobe Acquisition, Carpenter issued shares of common stock to the former owners which resulted in an additional 8.1 million weighted average shares during the three months ended September 30, 2012.

**  The net accretion from Latrobe’s operating results excludes the impacts of synergies realized by our existing SAO business as result of the Latrobe Acquisition.

Impacts of Facility Start-up, Manufacturing Footprint Optimization and Inventory Reduction Initiative Costs

This report includes discussion of the operating margin and earnings per share impacts of costs associated with Facility Start-up, Manufacturing Footprint Optimization and Inventory Reduction Initiative.  Management believes that removing the impacts of costs associated with (i.) the start-up of our Athens, AL facility, (ii.) manufacturing footprint optimization associated with evaluating and executing opportunities primarily as a result of the Latrobe acquisition to optimize manufacturing efficiencies, and (iii.) an inventory reduction initiative aimed at identifying opportunities to reduce inventory levels and improve inventory turnover across the mill operations are helpful in analyzing the operating performance of the Company, as these costs are expected to be nonrecurring in nature and may result in significant fluctuations in operating results from period to period during fiscal years 2013 and 2014.  The following provides a reconciliation of the measures used in the “Impacts of Facility Start-up, Manufacturing Footprint Optimization and Inventory Reduction Initiative Costs” discussion and reconciliation to its most directly comparable U.S. GAAP financial measures:

IMPACTS OF FACILITY START-UP, MANUFACTURING FOOTPRINT OPTIMIZATION AND INVENTORY REDUCTION	Three Months Ended September 30,
INITIATIVE COSTS	2012	2011

Facility start-up costs	$0.9	$-
Manufacturing footprint optimization costs	0.1	-
Inventory reduction initiative costs	0.6	-
Operating income impact	$1.6	$-

Consolidated net sales excluding surcharges	$440.8	$313.6

Impact of facility start-up, manufacturing footprint optimization and inventory reduction initiative costs on operating margin excluding surcharges	0.4%	0.0%

Operating income impact	$1.6	$-
Income tax benefit	(0.6)	-
Net income impact	$1.0	$-

Impact per diluted share	$0.02	$-

Weighted average shares outstanding	53.4	45.1

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2012, there were no changes to the environmental liability.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at September 30, 2012 and June 30, 2012, were $4.9 million and $4.9 million, respectively.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members).  The suit alleges that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the Environmental Protection Agency’s “Record of Decision” in November 1998. Their June of 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts.  The suit went to trial in June 2008.  Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs.  We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million which we paid during in September 2011. We expect that no additional material liabilities will be incurred related to this matter.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that had been divested.  Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of September 30, 2012.

Other

We are defending various routine claims and legal actions that are incidental to our business, and that are common to our operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues.  Like many other manufacturing companies in recent years, from time to time, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total liability from these matters will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

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

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2012 Form 10-K Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in our 2012 Form 10-K.  They include but are not limited to: (1) expectations with respect to the synergies, costs and other anticipated financial impacts of the Latrobe Acquisition could differ from actual synergies realized, costs incurred and financial impacts experienced as a result of the transaction; (2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial and consumer, medical, transportation and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (3) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; (4) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (5) domestic and foreign excess manufacturing capacity for certain metals; (6) fluctuations in currency exchange rates; (7) the degree of success of government trade actions; (8) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (9) possible labor disputes or work stoppages; (10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (11) the ability to successfully acquire and integrate acquisitions, including the Latrobe Acquisition; (12) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (14) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania for which there may be limited alternatives if there are significant equipment failures or catastrophic event; and (15) Carpenter’s future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2012, we had approximately $13.1 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 92 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

Our pension plan assets are invested in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. Our current allocation policy is to invest approximately 60 percent of plan assets in U.S. and international equities and 40 percent of plan assets in fixed income securities.

The status of our financial instruments as of September 30, 2012 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.  Assuming either of the following occurred on September 30, 2012, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.  Controls and Procedures

(a)                               Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                               Changes in Internal Control Over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome.

Item 1A.  Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2012 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Transition Agreement, dated September 6, 2012, by and between Carpenter Technology Corporation and K. Douglas Ralph is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed September 7, 2012.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: November 2, 2012	/s/ K. Douglas Ralph
K. Douglas Ralph
Senior Vice President
and Chief Financial Officer

(duly authorized officer
and principal financial officer)