Form 10-Q
period 2012-12-31
CARPENTER TECHNOLOGY CORP
filed 2013-02-08
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of January 30, 2013 was 52,694,342

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31,	June 30,
	2012	2012

ASSETS
Current assets:
Cash and cash equivalents	$63.1	$211.0
Accounts receivable, net	286.5	354.2
Inventories	733.6	642.0
Deferred income taxes	5.9	10.6
Other current assets	38.8	31.9
Total current assets	1,127.9	1,249.7
Property, plant and equipment, net	1,017.6	924.6
Goodwill	256.7	260.5
Other intangibles, net	102.1	109.9
Other assets	77.9	83.1
Total assets	$2,582.2	$2,627.8

LIABILITIES
Current liabilities:
Accounts payable	$188.4	$236.1
Accrued liabilities	186.6	217.1
Current portion of long-term debt	101.0	101.0
Total current liabilities	476.0	554.2
Long-term debt, net of current portion	305.2	305.9
Accrued pension liabilities	336.3	377.3
Accrued postretirement benefits	178.1	179.8
Deferred income taxes	31.5	31.4
Other liabilities	67.8	66.1
Total liabilities	1,394.9	1,514.7

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,907,746 shares at December 31, 2012 and 54,809,735 shares at June 30, 2012; outstanding 52,675,152 shares at December 31, 2012 and 52,412,967 shares at June 30, 2012	274.5	274.0
Capital in excess of par value	253.8	252.7
Reinvested earnings	1,162.7	1,109.6
Common stock in treasury (2,232,594 shares and 2,396,768 shares at December 31, 2012 and June 30, 2012, respectively), at cost	(111.6)	(120.0)
Accumulated other comprehensive loss	(392.1)	(412.5)
Total Carpenter stockholders’ equity	1,187.3	1,103.8
Noncontrolling interest	-	9.3
Total equity	1,187.3	1,113.1
Total liabilities and equity	$2,582.2	$2,627.8

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

NET SALES	$533.5	$431.1	$1,078.5	$845.2
Cost of sales	430.9	346.8	866.5	679.7
Gross profit	102.6	84.3	212.0	165.5

Selling, general and administrative expenses	49.9	38.0	97.7	73.8
Acquisition-related costs	-	2.4	-	3.8
Operating income	52.7	43.9	114.3	87.9

Interest expense	(4.4)	(5.8)	(9.6)	(12.7)
Other income (expense), net	1.3	0.4	3.9	(0.4)

Income before income taxes	49.6	38.5	108.6	74.8
Income tax expense	16.4	14.7	35.9	27.2

Net income	33.2	23.8	72.7	47.6

Less: Net income attributable to noncontrolling interest	(0.2)	(0.2)	(0.5)	(0.2)

NET INCOME ATTRIBUTABLE TO CARPENTER	$33.0	$23.6	$72.2	$47.4

EARNINGS PER COMMON SHARE:
Basic	$0.62	$0.53	$1.36	$1.06
Diluted	$0.62	$0.52	$1.35	$1.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52.9	44.4	52.8	44.4
Diluted	53.5	45.1	53.4	45.1

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net income	$33.2	$23.8	$72.7	$47.6
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(2.6) $(1.2), $(5.2) and $(2.4), respectively	4.4	2.0	8.8	4.0
Net gain (loss) on derivative instruments, net of tax of $8.1, $(4.6), $(3.5) and $15.3, respectively	(13.8)	7.5	5.9	(25.0)
Unrealized gain (loss) on marketable securities, net of tax of $0.0, $0.0, $0.0 and $0.1, respectively	0.1	-	0.1	(0.2)
Foreign currency translation	1.3	(5.1)	5.8	(16.5)
Other comprehensive (loss) income	(8.0)	4.4	20.6	(37.7)
Comprehensive income	25.2	28.2	93.3	9.9
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(0.2)	0.2	(0.7)	0.9
Comprehensive income attributable to Carpenter	$25.0	$28.4	$92.6	$10.8

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six Months Ended December 31,
	2012	2011

OPERATING ACTIVITIES
Net income	$72.7	$47.6
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	51.1	37.2
Deferred income taxes	(0.3)	13.6
Net pension expense	34.3	19.7
Net loss on disposal of property and equipment	0.5	0.4
Changes in working capital and other:
Accounts receivable	69.8	22.5
Inventories	(88.8)	(110.3)
Other current assets	(8.3)	1.9
Accounts payable	(48.0)	(21.5)
Accrued liabilities	(20.4)	(4.1)
Pension plan contributions	(57.9)	(15.4)
Boarhead Farms settlement	-	(21.8)
Other, net	(2.5)	2.4
Net cash provided from (used for) operating activities	2.2	(27.8)
INVESTING ACTIVITIES
Purchases of property, equipment and software	(136.9)	(60.3)
Proceeds from disposals of property and equipment	0.1	0.2
Acquisition of business	-	(1.4)
Proceeds from sale of equity method investment	7.9	-
Proceeds from sales and maturities of marketable securities	-	30.4
Net cash used for investing activities	(128.9)	(31.1)
FINANCING ACTIVITIES
Payments on long-term debt	-	(100.0)
Dividends paid	(19.1)	(16.2)
Purchase of subsidiary shares from noncontrolling interest	(8.4)	-
Tax benefits on share-based compensation	3.3	0.8
Proceeds from stock options exercised	1.9	1.5
Net cash used for financing activities	(22.3)	(113.9)
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.9)

DECREASE IN CASH AND CASH EQUIVALENTS	(147.9)	(173.7)
Cash and cash equivalents at beginning of period	211.0	492.5
Cash and cash equivalents at end of period	$63.1	$318.8

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

($ in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Other Comprehensive Loss	Noncontrolling interest	Total Equity

Balances at June 30, 2012	$274.0	$252.7	$1,109.6	$(120.0)	$(412.5)	$9.3	$1,113.1
Net income			72.2			0.5	72.7
Pension and post-retirement benefits, net of tax					8.8		8.8
Net gain on derivative instruments, net of tax					5.9		5.9
Purchase of subsidiary shares from noncontrolling interest		1.6				(10.0)	(8.4)
Unrealized loss on marketable securities, net of tax					0.1		0.1
Foreign currency translation					5.6	0.2	5.8
Cash Dividends:
Common @ $0.36 per share			(19.1)				(19.1)
Share-based compensation plans		(5.2)		8.4			3.2
Stock options exercised	0.5	1.4					1.9
Tax windfall on share-based compensation		3.3					3.3
Balances at December 31, 2012	$274.5	$253.8	$1,162.7	$(111.6)	$(392.1)	$0.0	$1,187.3

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Other Comprehensive Loss	Noncontrolling interest	Total Equity

Balances at June 30, 2011	$273.7	$235.4	$1,022.1	$(532.2)	$(233.3)	$10.3	$776.0
Net income			47.4			0.2	47.6
Pension and post-retirement benefits, net of tax					4.0		4.0
Net loss on derivative instruments, net of tax					(25.0)		(25.0)
Unrealized loss on marketable securities,
net of tax					(0.2)		(0.2)
Foreign currency translation					(15.4)	(1.1)	(16.5)
Cash Dividends:
Common @ $0.36 per share			(16.2)				(16.2)
Share-based compensation plans		2.4		2.1			4.5
Stock options exercised	0.3	1.2					1.5
Tax windfall on share-based compensation		0.8					0.8
Balances at December 31, 2011	$274.0	$239.8	$1,053.3	$(530.1)	$(269.9)	$9.4	$776.5

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2012 (the “2012 Form 10-K”). Operating results for the three months and six months ended December 31, 2012 are not necessarily indicative of the operating results for any future period.

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

Latrobe manufactures and distributes high-performance specialty metals serving customers across end-use markets including the aerospace and defense, energy and industrial markets. The manufacturing operations of Latrobe are based principally in Latrobe, Pennsylvania.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the preliminary purchase price allocation in connection with the Latrobe Acquisition. During the quarter ended December 31, 2012, the Company decreased the amount allocated to goodwill by $4.4 million principally as a result of inventory and current and deferred income tax adjustments to opening balance sheet amounts as a result of additional information that became available during the three months ended December 31, 2012.  The amounts in the preliminary purchase price allocation are not yet final and are subject to change. The final allocation of the purchase price is expected to be completed during the third quarter of fiscal year 2013 when all the necessary information is obtained to the complete the analysis, which is principally associated with obtaining and analyzing certain information related to product quality issues related to product manufactured prior to acquisition.

($ in millions)
Accounts receivable	$67.0
Inventory	242.6
Property, plant and equipment	172.4
Intangible assets	87.1
Other	9.8
Accounts Payable and accrued liabilities	(64.1)
Long-term debt	(153.7)
Pension and other postretirement liabilities	(100.8)
Deferred income taxes	(43.9)
Total identifiable net assets	216.4
Goodwill	210.6
Total purchase price, net of cash acquired	$427.0

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

The consolidated net sales for the three months and six months ended December 31, 2012 includes approximately $95.2 million and $209.8 million, respectively of net sales related to the Latrobe business.  The Company’s operating income for the three months and six months ended December 31, 2012 includes approximately $13.2 million and $29.5 million, respectively related to the operations of the acquired Latrobe business.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma results presented below include the effects of the Latrobe Acquisition as if it had occurred as of July 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the depreciation and amortization associated with estimates for the fair value of the property and equipment and acquired intangible assets and the impacts of the elimination of Latrobe debt that was repaid at closing. The supplemental proforma earnings were adjusted to exclude acquisition-related costs in the three months and six months ended December 31, 2011.

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2012	2011	2012	2011
Revenue	$533.5	$531.7	$1,078.5	$1,074.0
Earnings	$33.0	$40.8	$72.2	$64.3

Earnings per Common Share
Basic	$0.62	$0.77	$1.36	$1.22
Diluted	$0.62	$0.77	$1.35	$1.21

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and six months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2012	2011	2012	2011

Net income attributable to Carpenter	$33.0	$23.6	$72.2	$47.4
Less: earnings and dividends allocated to participating securities	(0.2)	(0.2)	(0.4)	(0.4)

Earnings available to Carpenter common stockholders	$32.8	$23.4	$71.8	$47.0

Weighted average number of common shares outstanding, basic	52.9	44.4	52.8	44.4
Effect of shares issuable under share based compensation plans	0.6	0.7	0.6	0.7

Weighted average number of common shares outstanding, diluted	53.5	45.1	53.4	45.1

Basic earnings per common share	$0.62	$0.53	$1.36	$1.06

Diluted earnings per common share	$0.62	$0.52	$1.35	$1.05

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011	2012	2011
Stock options	0.3	0.1	0.3	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.         Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of December 31, 2012 and June 30, 2012. The following is a summary of marketable securities, all of which were classified as available-for-sale as of December 31, 2012 and June 30, 2012:

December 31, 2012		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$6.0	$(0.9)	$5.1

June 30, 2012		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$6.0	$(1.0)	$5.0

For the six months ended December 31, 2012 and 2011, proceeds from sales and maturities of marketable securities were $0.0 million and $30.4 million, respectively.

5.         Inventories

Inventories consisted of the following components as of December 31, 2012 and June 30, 2012:

($ in millions)	December 31,	June 30,
	2012	2012
Raw materials and supplies	$137.5	$114.1
Work in process	355.2	312.4
Finished and purchased products	240.9	215.5
Total inventory	$733.6	$642.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.         Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2012 and June 30, 2012:

($ in millions)	December 31,	June 30,
	2012	2012
Accrued pension liabilities	$66.6	$70.0
Accrued compensation	30.4	50.1
Accrued postretirement benefits	17.2	17.2
Derivative financial instruments	18.9	26.5
Other	53.5	53.3
Total accrued liabilities	$186.6	$217.1

7.         Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months and six months ended December 31, 2012 and 2011 were as follows:

Three months ended December 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2012	2011	2012	2011
Service cost	$8.0	$5.5	$1.1	$0.7
Interest cost	13.3	12.3	3.0	2.7
Expected return on plan assets	(13.7)	(13.0)	(1.6)	(1.6)
Amortization of net loss	7.0	4.3	0.8	0.6
Amortization of prior service cost (benefit)	0.2	0.2	(1.0)	(1.9)
Net pension expense	$14.8	$9.3	$2.3	$0.5

Six months ended December 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2012	2011	2012	2011
Service cost	$16.1	$11.1	$2.2	$1.4
Interest cost	26.5	24.6	6.1	5.4
Expected return on plan assets	(27.4)	(26.0)	(3.2)	(3.2)
Amortization of net loss	14.0	8.7	1.6	1.2
Amortization of prior service cost (benefit)	0.4	0.4	(2.0)	(3.9)
Net pension expense	$29.6	$18.8	$4.7	$0.9

During the six months ended December 31, 2012 and 2011, the Company made $57.9 million and $15.4 million, respectively of required contributions to its defined benefit pension plans.  The Company currently expects to make approximately $24.0 million in required contributions to its defined benefit pension plans during the remainder of fiscal year 2013.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.         Revolving Credit Agreement

The Company has a $350.0 million syndicated credit agreement (“Credit Agreement”) that extends to June 2016. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95% (1.20% as of December 31, 2012), and for Base Rate-determined loans, from 0.0% to 0.95% (0.2% as of December 31, 2012). The Company also pays a quarterly facility fee ranging from 0.10% to 0.45% (0.2% as of December 31, 2012), determined based upon the Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95% (1.20% as of December 31, 2012), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2012, the Company had $7.2 million of issued letters of credit under the Credit Agreement, with the balance of $342.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 for December 31, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization, and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2012 and June 30, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

9.         Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months and six months ended December 31, 2012, no additional accruals were recorded.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at both December 31, 2012 and June 30, 2012.

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

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that had been recently divested.  Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commerce. As a result, the Company has not recorded any liability for potential penalties as of December 31, 2012.

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and that are common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues.  Like many other manufacturing companies in recent years, from time to time, the Company has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace.  The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

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

December 31, 2012	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.1	$5.1
Derivative financial instruments	-	0.2	0.2
Total assets	$-	$5.3	$5.3

Liabilities:
Derivative financial instruments	$-	$46.6	$46.6

June 30, 2012	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.0	$5.0
Derivative financial instruments	-	2.6	2.6
Total assets	$-	$7.6	$7.6

Liabilities:
Derivative financial instruments	$-	$56.5	$56.5

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2012		June 30, 2012
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current portion	$406.2	$433.4	$406.9	$427.7
Company-owned life insurance	$13.8	$13.8	$11.0	$11.0

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of December 31, 2012 and June 30, 2012 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

11.                            Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2012	2011	2012	2011
(Losses) gains on company owned life insurance contracts and investments held in rabbi trusts	$(0.2)	$0.7	$2.2	$(0.6)
Equity in earnings (losses) of unconsolidated subsidiaries	1.9	(1.1)	1.3	(0.3)
Interest income	0.1	0.3	0.2	0.6
Other (expense) income	(0.5)	0.5	0.2	(0.1)
Total other income (expense), net	$1.3	$0.4	$3.9	$(0.4)

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedging – Forward interest rate swaps: From time to time, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2012 and June 30, 2012, the total notional amount of forward interest rate swaps was $200.0 million and $0.0 million, respectively.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense.  As of December 31, 2012 and June 30, 2012, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of both December 31, 2012 and June 30, 2012, the total notional amount of floating interest rate contracts was $45.0 million.  For the three months ended December 31, 2012 and 2011, net gains of $0.4 million and $0.4 million, respectively, were recorded as a reduction to interest expense.  For the six months ended December 31, 2012 and 2011, net gains of $0.9 million and $0.7 million, respectively, were recorded as a reduction to interest expense.  These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2012 and June 30, 2012:

December 31, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$(0.6)	$0.2	$0.1	$(0.3)
Other assets	0.5	-	-	0.5
Total asset derivatives	$(0.1)	$0.2	$0.1	$0.2

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$-	$1.6	$17.3	$18.9
Other liabilities	-	-	27.7	27.7
Total liability derivatives	$-	$1.6	$45.0	$46.6

June 30, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$1.2	$-	$1.4
Other assets	1.2	-	-	1.2
Total asset derivatives	$1.4	$1.2	$-	$2.6

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$-	$1.5	$25.0	$26.5
Other liabilities	-	0.4	29.6	30.0
Total liability derivatives	$-	$1.9	$54.6	$56.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months and six months ended December 31, 2012 and 2011:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended		Six Months Ended

($ in millions)	December 31,		December 31,
Derivatives in Cash Flow Hedging Relationship:	2012	2011	2012	2011
Commodity contracts	$(30.6)	$13.4	$(6.6)	$(40.3)
Foreign exchange contracts	0.7	(1.2)	0.6	0.2
Forward interest rate swaps	0.8	-	(0.9)	-
Total	$(29.1)	$12.2	$(6.9)	$(40.1)

($ in millions)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging	Location of (Loss) Gain Reclassified from AOCI into	Three Months Ended December 31,		Six Months Ended December 31,
Relationship:	Income (Effective Portion)	2012	2011	2012	2011
Commodity contracts	Cost of sales	$(6.9)	$(5.3)	$(16.1)	$(6.8)
Foreign exchange contracts	Net sales	(0.3)	0.4	(0.2)	0.4
Total		$(7.2)	$(4.9)	$(16.3)	$(6.4)

The Company estimates that $10.2 million of net derivative losses included in AOCI as of December 31, 2012 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended December 31, 2012.  There was no ineffectiveness during the three months and six months ended December 31, 2012 and 2011.

The changes in AOCI associated with derivative hedging activities during the three months and six months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($ in millions)	2012	2011	2012	2011
Balance, beginning	$(13.1)	$(29.9)	$(32.8)	$2.6
Current period changes in fair value, net of tax	(18.3)	3.5	(4.3)	(29.7)
Reclassification to earnings, net of tax	4.5	4.0	10.2	4.7
Balance, ending	$(26.9)	$(22.4)	$(26.9)	$(22.4)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract.  As of December 31, 2012 and June 30, 2012, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended December 31, 2012 was $16.4 million, or 33.1 percent of pre-tax income as compared with $14.7 million, or 38.2 percent of pre-tax income for the three months ended December 31, 2011. For the six months ended December 31, 2012, income tax expense was $35.9 million, or 33.1 percent of pre-tax income, as compared with income tax expense of $27.2 million, or 36.4 percent of pre-tax income, for the six months ended December 31, 2011.  The prior year periods were negatively impacted by a state tax legislative change and non-deductible acquisition related expenses related to the Latrobe Acquisition.

14.                            Dissolution of Strategic Partnership

In November 2012, the Company dissolved its strategic partnership with Sandvik Materials Technology (“Sandvik”).  Prior to the dissolution of the strategic partnership, the Company owned a 40 percent interest in Sandvik Powdermet AB, which the Company accounted for as an equity method investment. In addition, Sandvik owned a 40 percent interest in Carpenter Powder Products AB which has historically been reported as a noncontrolling interest. Under the terms of the dissolution agreement, the Company received $7.9 million of proceeds from the sale of its investment in Sandvik Powdermet AB and paid $8.4 million to repurchase the shares of Carpenter Products AB from Sandvik.  During the quarter ended, December 31, 2012, the dissolution resulted in a $1.9 million gain related to the sale of the investment in Sandvik Powdermet. No gain or loss was recognized related to the repurchase of the Carpenter Powder Products AB shares.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.                            Business Segments

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

On a consolidated basis, there were no significant individual customers that accounted for more than 10 percent of the total net sales during the three months and six months ended December 31, 2012 and 2011, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The historical segment information for the three months and six months ended December 31, 2011, which is set forth below, was recast to conform to the fiscal year 2013 presentation.

	Three Months Ended		Six Months Ended
Segment Data	December 31,		December 31,
($ in millions)	2012	2011	2012	2011
Net Sales:
Specialty Alloys Operations	$368.3	$360.5	$730.0	$696.3
Latrobe	113.9	9.5	235.8	19.6
Performance Engineered Products	92.9	82.3	191.6	166.5
Intersegment	(41.6)	(21.2)	(78.9)	(37.2)
Consolidated net sales	$533.5	$431.1	$1,078.5	$845.2

Operating Income:
Specialty Alloys Operations	$49.6	$50.9	$104.1	$97.2
Latrobe	13.2	0.7	28.9	1.2
Performance Engineered Products	8.9	10.4	20.4	22.2
Corporate costs	(10.6)	(12.6)	(20.9)	(22.8)
Pension earnings, interest & deferrals	(8.0)	(3.6)	(16.0)	(7.2)
Intersegment	(0.4)	(1.9)	(2.2)	(2.7)
Consolidated operating income	$52.7	$43.9	$114.3	$87.9

Depreciation and Amortization:
Specialty Alloys Operations	$13.8	$13.0	$27.5	$26.1
Latrobe	5.7	0.1	11.4	0.2
Performance Engineered Products	4.7	4.3	9.4	8.5
Corporate	1.4	1.3	3.0	2.6
Intersegment	(0.1)	(0.1)	(0.2)	(0.2)
Consolidated depreciation and amortization	$25.5	$18.6	$51.1	$37.2

Capital Expenditures:
Specialty Alloys Operations	$68.2	$22.0	$106.8	$39.6
Latrobe	7.1	-	15.3	-
Performance Engineered Products	4.1	10.2	12.6	18.8
Corporate	1.5	1.5	3.1	3.3
Intersegment	(0.4)	(0.7)	(0.9)	(1.4)
Consolidated capital expenditures	$80.5	$33.0	$136.9	$60.3

	December 31, 2012	June 30, 2012
Total Assets:
Specialty Alloys Operations	$1,332.6	$1,293.3
Latrobe	796.1	807.5
Performance Engineered Products	398.6	394.7
Corporate	112.7	151.0
Intersegment	(57.8)	(18.7)
Consolidated total assets	$2,582.2	$2,627.8

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.       Recent Accounting Standards

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance in ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance includes examples of events and circumstances that might indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment may be performed on none, some or all of its indefinite-lived intangible assets.  An entity may also choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test and then choose to perform the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

On February 29, 2012, following approval of the acquisition by the U.S. Federal Trade Commission (“FTC”), we completed the acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) through the merger of a wholly-owned subsidiary of the Company with and into Latrobe (the “Latrobe Acquisition”). In connection with the Latrobe Acquisition, former owners of Latrobe received 8.1 million shares of Carpenter stock. In addition, pursuant to the terms of the related merger agreement, Carpenter paid $11.5 million in cash at closing, net of $2.5 million of cash acquired, in addition to a payment of approximately $154 million in order to pay off Latrobe debt.  A key benefit of the Latrobe Acquisition is a substantial increase in production which will increase Carpenter’s capacity to meet strong customer demand for premium products.  As a condition of the FTC approval, Carpenter entered into a consent decree (the “Consent Decree”) to transfer certain assets and technical knowledge to Eramet S.A and its subsidiaries, Aubert & Duval and Brown Europe (collectively, the “Transferees”), which will allow the Transferees, as a group, to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace. The alloys have minimal sales impact and will cause no material change to the economics of the Latrobe Acquisition.  As part of the Consent Decrees, Carpenter agreed to transfer certain assets as well as fund the cost of acquiring assets in an amount up to approximately $5.0 million; Carpenter recorded a charge for this liability in the quarter ended March 31, 2012.

In August 2012, we announced that we have commenced a process to sell the Latrobe and Mexico distribution businesses.  As of December 31, 2012, we have not met the criteria to qualify to report these businesses as held for sale or discontinued operations. If successful, we intend to eventually reinvest the proceeds from the sales of the businesses in other, more strategic businesses.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 8 of our 2012 Form 10-K.  Our discussions here focus on our results during or as of the three-month and six-month period ended December 31, 2012 and the comparable periods of fiscal year 2012, and, to the extent applicable, on material changes from information discussed in the 2012 Form 10-K or other important intervening developments or information that we have reported on Form 8-K.  These discussions should be read in conjunction with the 2012 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

The PEP segment is comprised of Carpenter’s differentiated operations. This includes the Dynamet business, the Carpenter Powder Products business, the Amega West business and the SSS business that was acquired in connection with the Latrobe Acquisition. The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility, and drive overall revenue and profit growth.

In conjunction with the segment reporting changes, we also made a few modifications to our supplemental end-use market and product class reporting.  For end-use market reporting, Aerospace end-use market sales was broadened to incorporate Aerospace and Defense. Industrial and Consumer end-use market sales were combined as Industrial and Consumer. The Automotive end-use market was broadened to Transportation to reflect sales in non-automotive markets like marine. All distribution businesses sales are being reported as a separate end-use market called Distribution.  For product class reporting, sales of powder metal products were broken out and a new category of Alloy and Tool Steels was added. The changes are intended to better segregate growth areas of premium products such as high temperature nickel-based special alloys, titanium products and powder metals, while also reflecting the product classes and businesses gained through the Latrobe Acquisition.  All prior period information has been reclassified to conform to the fiscal year 2013 presentation.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $17.1 million, or $0.21 per diluted share, versus $9.8 million, or $0.13 per diluted share, in the same quarter last year. Net pension expense for the six months ended December 31, 2012 was $34.3 million, or $0.42 per diluted share, as compared with $19.7 million, or $0.27 per diluted share, during the six months ended December 31, 2011. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is determined annually based on beginning of year balances and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  We currently expect that the total net pension expense for fiscal year 2013 will be $68.3 million as compared with $42.1 million recorded in fiscal year 2012.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Income. The following is a summary of the classification of net pension expense for the three months and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($ in millions)	2012	2011	2012	2011
Cost of sales	$12.8	$7.2	$25.6	$14.5
Selling, general and administrative expenses	4.3	2.6	8.7	5.2
Net pension expense	$17.1	$9.8	$34.3	$19.7

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($ in millions)	2012	2011	2012	2011
Service cost	$9.1	$6.2	$18.3	$12.5
Pension earnings, interest and deferrals	8.0	3.6	16.0	7.2
Net pension expense	$17.1	$9.8	$34.3	$19.7

Latrobe Acquisition Impacts

We closed the Latrobe Acquisition on February 29, 2012. After ten months of ownership, the Latrobe results remain strong and we continue to exceed our plan for operational synergies track ahead of our deal economics.  The net accretion from Latrobe’s operating results offset by a higher share count, contributed $0.05 and $0.12, respectively per diluted share for the three months and six months ended December 31, 2012. This accretion excludes the synergies realized on our existing SAO business.  These measures below have not been determined in accordance with U.S. GAAP. See further discussion of these measures in the “Non-GAAP Financial Measures” discussion below.

Operating Performance Overview

For the quarter ended December 31, 2012, we reported net income attributable to Carpenter of $33.0 million, or $0.62 per diluted share, compared with income attributable to Carpenter for the same period a year earlier of $23.6 million, or $0.52 per diluted share.  The results principally reflect the addition of the Latrobe business, which continues to outperform expectations for operational synergies and the benefits of our continued strong product mix.  At the same time, the results reflect the weaker demand for lower value mill product lines and destocking in the titanium medical supply chain.

There are several initiatives that will have an impact on our results this fiscal year, including costs associated with the following:  (i.) the start-up of our Athens, Alabama premium products manufacturing facility, (ii.) manufacturing footprint optimization opportunities, and (iii.) an inventory reduction initiative. See below for further discussion of these costs. During the three months and six months ended December 31, 2012, these initiatives impacted our operating margin excluding surcharge by 0.6 percent ($2.5 million) and 0.5 percent ($4.1 million), respectively and negatively impacted our diluted earnings per share by $0.03 per diluted share and $0.05 per diluted share, respectively.

In the first quarter of fiscal year 2012, we announced our plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014.  The facility is being built on a 230 acre greenfield site located in Limestone County, Alabama at a total cost of approximately $500 million.  The new facility will include forge, re-melting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products. During the three months and six months ended December 31, 2012, we incurred facility start-up costs of $1.3 million and $2.2 million, respectively. We currently expect that the facility startup costs will amount to approximately $6.0 million in fiscal year 2013.

We are currently evaluating opportunities with respect to manufacturing footprint optimization principally as a result of the Latrobe Acquisition and other changes we believe are necessary to manage our business as an integrated steel mill operation. In August 2012, we announced plans to close our wire production facility in Orangeburg, South Carolina and move certain assets as we expand the Wauseon, Ohio facility acquired in connection with the Latrobe Acquisition. We are currently evaluating other, smaller consolidation opportunities related to the Latrobe acquisition and continue to evaluate opportunities to optimize the broader footprint of our mill assets.  Total costs incurred in connection with the footprint optimization were approximately $0.2 million and $0.3 million, respectively, during the three months and six months ended December 31, 2012. We currently expect to incur approximately $3.0 million in costs related to the footprint optimization activities during fiscal year 2013.

In connection with the Latrobe Acquisition, we initiated a third party consulting study to identify opportunities to potentially reduce inventory levels across our integrated mill system, including Latrobe. Our inventory turns performance is below average as compared with peers in our industry, with Latrobe at even lower average turns than our SAO business. The consulting study was completed in the quarter ended December 31, 2012 and we believe there are potential opportunities to reduce inventory levels and improve our inventory turns performance from historical levels.  Specific action plans have been developed, and we expect to see the benefits of improvements in our inventory performance during the second half our fiscal year 2013.  During the three months and six months ended December 31, 2012, we incurred $1.0 million and $1.6 million, respectively, of costs associated with the inventory reduction initiative which consists of consulting costs associated with the study. We estimate that we will incur approximately $3.0 million of total consulting fees to develop and execute our inventory reduction initiative during fiscal year 2013 and expect this project to continue through fiscal year 2015.

Results of Operations – Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011

Net Sales

Net sales for the three months ended December 31, 2012 were $533.5 million, which was a 24 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 30 percent. Overall, pounds shipped were 28 percent higher than the second fiscal quarter a year ago.  Excluding the Latrobe impact, our recent second quarter net sales excluding surcharge revenues increased 5 percent on 2 percent higher volume.  Net sales excluding surcharge revenues in our SAO segment increased 7 percent on 1 percent higher volume, while net sales excluding surcharge revenues in our PEP segment increased 13 percent on 6 percent lower shipment volume. The results reflect our continued deliberate actions to grow premium products and strengthen overall product mix.

Geographically, sales outside the United States increased 11 percent from the same period a year ago to $158.1 million.  International growth was led by 30 percent growth in Asia-Pacific sales, 49 percent increase in Canada sales and 3 percent increase in European sales.  Growth in Asia-Pacific was led by sales into aerospace end markets.  Growth in Canada and Europe were led by increased demand for materials used for aerospace and oil and gas applications.  Total international sales in the quarter represented 30 percent of total net sales, compared with 33 percent in the prior year. Excluding the impact of Latrobe, total international net sales in the current quarter represented 34 percent of total net sales.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$250.3	$192.2	$58.1	30%
Industrial and consumer	111.6	105.0	6.6	6
Energy	79.5	61.3	18.2	30
Medical	26.6	31.7	(5.1)	(16)
Transportation	31.8	31.4	0.4	1
Distribution	33.7	9.5	24.2	255
Total net sales	$533.5	$431.1	$102.4	24%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$194.6	$142.6	$52.0	36%
Industrial and consumer	85.4	75.8	9.6	13
Energy	69.0	51.7	17.3	33
Medical	24.2	28.2	(4.0)	(14)
Transportation	24.2	22.5	1.7	8
Distribution	33.3	9.5	23.8	251
Total net sales excluding surcharge revenues	$430.7	$330.3	$100.4	30%

Sales to the aerospace and defense market increased 30 percent from the second quarter a year ago to $250.3 million. Excluding surcharge revenue, sales increased 36 percent from the second quarter a year ago on 83 percent higher shipment volume (or up 10 percent on 8 percent higher shipment volume excluding Latrobe).  Demand for super-alloy engine materials remains strong due to higher build rates and initial pull through for new engine programs. Demand for nickel and stainless fastener material increased year-over-year for the tenth consecutive quarter while shipments of titanium fastener material set a new second quarter record, up slightly from the very strong year-ago period. The addition of Latrobe’s structural, bearing and other complementary products also contributed to the year-to-year growth rate.

Industrial and consumer market sales increased 6 percent from the second quarter a year ago to $111.6 million. Excluding surcharge revenue, sales increased 13 percent on an 8 percent increase in shipment volume (or up 4 percent on 1 percent lower shipment volume excluding Latrobe).  This market remains more sensitive to economic uncertainty which is reflected in the powder metals portion of the PEP segment and value products within Latrobe.  Carpenter’s strategy to focus on specialized, premium and ultra-premium niche applications with strategically important customers has offset overall demand softness in more commodity type products and distributor channels.

Sales to the energy market of $79.5 million reflected a 30 percent increase from the second quarter a year ago. Excluding surcharge revenue, sales increased 33 percent from a year ago on higher shipment volume of 23 percent (or up 6 percent excluding Latrobe).  Demand growth for material used in oil and gas applications outpaced weaker demand for power generation materials.  Despite lower North American rig activity, demand for Carpenter materials used in oil and gas drilling increased as Amega West remained strong by expanding its footprint and gaining share.  In addition, there are a significant number of wells that have been drilled and still require completions, which is leading to growth of Ultra-Premium products.  Build schedules at major industrial gas turbine manufacturers are pointing toward stronger second half growth in that sector after temporary slowness in this area.

Sales to the medical market decreased 16 percent from a year ago to $26.6 million. Excluding surcharge revenue, sales decreased 14 percent on lower shipment volume of 21 percent (relatively unchanged without Latrobe). Uncertainty surrounding pending legislative impacts and economic sentiment continues to affect short term demand for medical materials.  In addition, as largely seen in the PEP segment results, continued inventory destocking within the titanium distribution supply chain is being influenced by falling titanium prices.

Transportation market sales increased 1 percent from the second quarter a year ago to $31.8 million. Excluding surcharge revenue, sales increased 8 percent on 1 percent lower shipment volume (or up 5 percent on 3 percent lower volume without Latrobe) from the second quarter a year ago.  Increasing fuel efficiency standards require automobiles to become lighter and engines to operate at higher temperatures.  These design specifications continue to create demand for premium materials used for turbo-charger, gasket, valve and fuel system applications which has led to revenue growth outpacing volume growth.

Distribution sales increased 255 percent from the second quarter a year ago to $33.7 million. Excluding surcharge revenue, sales increased 251 percent from the second quarter a year ago. The increase is primarily attributable to the addition of the Latrobe distribution business, which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Special alloys	$226.0	$205.7	$20.3	10%
Stainless steels	162.4	149.4	13.0	9
Alloy and Tool steel	55.5	5.2	50.3	967
Titanium products	36.5	36.7	(0.2)	(1)
Powder metals	13.4	16.3	(2.9)	(18)
Distribution and other	39.7	17.8	21.9	123
Total net sales	$533.5	$431.1	$102.4	24%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Special alloys	$157.5	$136.3	$21.2	16%
Stainless steels	139.3	120.4	18.9	16
Alloy and Tool steel	46.2	4.1	42.1	1,027
Titanium products	36.5	36.7	(0.2)	(1)
Powder metals	12.2	15.2	(3.0)	(20)
Distribution and other	39.0	17.6	21.4	122
Total net sales excluding surcharge revenues	$430.7	$330.3	$100.4	30%

Sales of special alloys products increased 10 percent from a year ago to $226.0 million. Excluding surcharge revenues, sales increased 16 percent on an 11 percent increase in shipment volume (or up 15 percent on 8 percent higher volume without Latrobe). The results for the current quarter reflect overall sales increases in our premium and ultra-premium alloys used in the aerospace and energy markets.

Sales of stainless steels increased 9 percent from a year ago to $162.4 million. Excluding surcharge revenues, sales increased 16 percent on 7 percent higher shipment volume (or relatively unchanged revenue and volume without Latrobe).

Sales of alloy and tool steel increased 967 percent from a year ago to $55.5 million. Excluding surcharge revenues, sales increased 1,027 percent on a similar significant increase in shipment volumes. The results principally reflect the addition of the Latrobe business.

Sales of titanium products decreased 1 percent from a year ago to $36.5 million on 5 percent lower volume.  The results reflect some weakening demand in the titanium distributor channel, including the medical end-use market.

Sales of powder metals decreased 18 percent from a year ago to $13.4 million on a 19 percent decrease in shipment volume. The results reflect the impacts of continued weakness in Europe and other lower value parts of the portfolio.

Gross Profit

Our gross profit in the second quarter increased 22 percent to $102.6 million, or 19.2 percent of net sales (23.8 percent of net sales excluding surcharges), as compared with $84.3 million, or 19.6 percent of net sales (25.5 percent of net sales excluding surcharges), in the same quarter a year ago.  The higher gross profit in this year’s second quarter was driven by the addition of Latrobe, and improvement in SAO due to higher profit per pound from an improved product mix and higher prices.

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

	Three Months Ended
	December 31,
($ in millions)	2012	2011
Net sales	$533.5	$431.1
Less: surcharge revenue	102.8	100.8
Net sales excluding surcharge revenues	$430.7	$330.3

Gross profit	$102.6	$84.3

Gross margin	19.2%	19.6%

Gross margin excluding dilutive effect of surcharge revenues	23.8%	25.5%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $49.9 million were 9.4 percent of net sales (11.6 percent of net sales excluding surcharges) as compared with $38.0 million or 8.8 percent of net sales (11.5 percent of net sales excluding surcharges) in the same quarter a year ago.  The increase principally reflects the inclusion of Latrobe overhead costs as well as increases in net pension expense as compared with the prior year period.

Acquisition-Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $2.4 million of acquisition-related costs during the three months ended December 31, 2011. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition.

Operating Income

Our operating income in the recent second quarter increased to $52.7 million as compared with $43.9 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, and acquisition-related costs operating margin was 14.1 percent for the current quarter as compared with 15.1 percent a year ago.

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

	Three Months Ended
($ in millions)	December 31,
	2012	2011
Net sales	$533.5	$431.1
Less: surcharge revenue	102.8	100.8
Net sales excluding surcharges	$430.7	$330.3

Operating income	$52.7	$43.9
Add back: pension EID expense	8.0	3.6
Operating income excluding pension EID expense	$60.7	$47.5

Total acquisition related costs	-	2.4

Operating income excluding pension EID expense and total acquisition related costs	$60.7	$49.9

Operating margin excluding surcharges and pension EID expense	14.1%	14.4%

Operating margin excluding pension EID expense and total acquisition related costs	14.1%	15.1%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted operating margin, excluding surcharges, by 30 basis points during the recent second quarter and negatively impacted our operating margin, excluding surcharges, by 70 basis points during the prior year’s second quarter.

Interest Expense

Interest expense for the quarter was $4.4 million compared with $5.8 million in the year-ago period due to the inclusion of capitalized interest in connection with the premium products facility construction project underway in Alabama.

Other Income (Expense), Net

Other income was $1.3 million for the recent quarter compared to $0.4 million in the second quarter a year ago due to the $1.9 million gain recorded in connection with the dissolution of the strategic partnership with Sandvik Materials Technology.

Income Taxes

Income taxes in the recent second quarter were $16.4 million, or 33.1 percent of pre-tax income versus $14.7 million, or 38.2 percent of pre-tax income in the same quarter a year ago. The prior year period was negatively impacted by a state tax legislative change and non-deductible acquisition-related costs incurred in connection with the Latrobe Acquisition.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively extended the research and development tax credit as well as bonus depreciation.  As a result, we expect to record a tax benefit of approximately $2.0 million in the third quarter of fiscal year 2013.

Business Segment Results

We have three reportable business segments: Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended			%
	December 31,		Increase	Increase
(Pounds sold, in thousands)	2012	2011	(Decrease)	(Decrease)

Specialty Alloys Operations	47,572	47,078	494	1%
Latrobe	14,464	-	14,464	N/A
Performance Engineered Products	3,228	3,434	(206)	(6)
Intersegment	(2,682)	(1,470)	(1,212)	(82)
Consolidated pounds sold	62,582	49,042	13,540	28%

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Specialty Alloys Operations	$368.3	$360.5	$7.8	2%
Latrobe	113.9	9.5	104.4	1,099
Performance Engineered Products	92.9	82.3	10.6	13
Intersegment	(41.6)	(21.2)	(20.4)	(96)
Total net sales	$533.5	$431.1	$102.4	24%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Specialty Alloys Operations	$277.1	$258.1	$19.0	7%
Latrobe	101.4	9.5	91.9	967
Performance Engineered Products	91.7	81.2	10.5	13
Intersegment	(39.5)	(18.5)	(21.0)	(114)
Total net sales excluding surcharge revenues	$430.7	$330.3	$100.4	30%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2012 for the SAO segment increased 2 percent to $368.3 million, as compared with $360.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 7 percent on 1 percent higher shipment volume from a year ago. Most of the growth in the current period was attributable to our premium and ultra-premium products.

Operating income for the SAO segment was $49.6 million or 13.5 percent of net sales (17.9 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $50.9 million or 14.1 percent of net sales (19.7 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects the continued improvements in our product mix more than offset by increased manufacturing costs related to lower production levels.

Latrobe Segment

Net sales for the quarter ended December 31, 2012 for the Latrobe segment were $113.9 million, as compared with $9.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales were $101.4 million in the current quarter. The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end-use markets as well as distribution.

Operating income for the Latrobe segment was $13.2 million or 11.6 percent of net sales (13.0 percent of net sales excluding surcharge revenue) in the quarter ended December 31, 2012. Latrobe continues to perform ahead of the deal economics with strong progress on the operational synergies.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2012 for the PEP segment increased 13 percent to $92.9 million, as compared with $82.3 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 13 percent from a year ago. The increase in net sales is due the contribution of the SSS business that was acquired as part of the Latrobe acquisition.

Operating income for the PEP segment was $8.9 million or 9.6 percent of net sales (9.7 percent of net sales excluding surcharge revenue) in the recent second quarter, compared with $10.4 million or 12.6 percent of net sales (12.8 percent of net sales excluding surcharge revenue) in the same quarter a year ago.  Our Powder revenue and earnings are down due to continued weakness in Europe and other lower value parts of the portfolio.  Revenue and earnings also decreased in the Dynamet Titanium business – with aero fasteners continuing to grow, but more than offset by very weak near-term shipments in the Distributor-channel, particularly Medical products.  The revenue and earnings in the Amega West energy business grew compared to the same quarter a year ago. The Amega West business continues to perform well in a market where overall rig counts are off by about 5 to 10 percent.

Results of Operations – Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011

Net Sales

Net sales for the six months ended December 31, 2012 were $1,078.5 million, which was a 28 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 35 percent. Overall, pounds shipped were 32 percent higher than the same period a year ago.  Excluding the Latrobe impact, net sales excluding surcharge revenues for the six months ended December 31, 2012 increased 7 percent on 3 percent higher volume.  The results reflect our continued deliberate actions to grow premium products and strengthen overall product mix.  Net sales excluding surcharge revenues in our SAO segment increased 12 percent on 4 percent higher volume, while net sales excluding surcharge revenues in our PEP segment increased 15 percent on 4 percent lower shipment volume.

Geographically, sales outside the United States increased 15 percent from the same period a year ago to $321.9 million.  International growth was led by 35 percent growth in Asia-Pacific sales, 28 percent increase in Canada sales and 8 percent increase in Europe.  Growth in Asia-Pacific was led by sales into aerospace and energy end markets.  Growth in Canada and Europe was led by increased demand for materials used for aerospace and oil and gas applications.  Total international sales in the quarter represented 30 percent of total net sales, compared with 33 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$502.9	$366.9	$136.0	37%
Industrial and consumer	225.6	210.5	15.1	7
Energy	156.8	120.5	36.3	30
Transportation	66.2	62.8	3.4	5
Medical	57.1	64.9	(7.8)	(12)
Distribution	69.9	19.6	50.3	257
Total net sales	$1,078.5	$845.2	$233.3	28%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$389.9	$271.0	$118.9	44%
Industrial and consumer	172.0	149.3	22.7	15
Energy	138.4	102.1	36.3	36
Transportation	50.3	44.5	5.8	13
Medical	52.0	57.4	(5.4)	(9)
Distribution	68.9	19.6	49.3	252
Total net sales excluding surcharge revenues	$871.5	$643.9	$227.6	35%

Sales to the aerospace and defense market increased 37 percent from the same period a year ago to $502.9 million. Excluding surcharge revenue, sales increased 44 percent from the same period a year ago on 93 percent higher shipment volume (or up 14 percent on 10 percent higher shipment volume excluding Latrobe).  Aerospace growth continues to reflect strong demand for premium and ultra-premium products.  Increased demand for super-alloy engine materials is being driven by the higher build rate and initial pull through for new engine programs.  Demand for nickel and stainless fastener material has shown significant growth over the last year.   Sales of our Custom-series stainless alloys and the addition of Latrobe’s structural, bearing and other complementary products also contributed to the year-to-year growth rate.

Industrial and consumer market sales increased 7 percent from the same period a year ago to $225.6 million. Excluding surcharge revenue, sales increased 15 percent on an 11 percent increase in shipment volume (or up 3 percent on flat shipment volume excluding Latrobe).  Although this market is more sensitive to economic uncertainty, our strategy has been to focus on specialized, premium and ultra-premium niche applications with strategically important customers.  This strategy offsets softness in more commodity type products and distributor channel sales.

Sales to the energy market of $156.8 million reflected a 30 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 36 percent from a year ago on higher shipment volume of 22 percent (or up 3 percent on 10 percent higher volume excluding impact of the Latrobe businesses).  While North American rig activity has been slow, demand for Carpenter materials used in oil and gas drilling increased as Amega West remained strong by expanding its footprint and gaining share. Market trends supporting increased use of industrial gas turbines are pointing toward anticipated strong second half growth in that sector after temporary slowness in this area.

Sales to the medical market decreased 12 percent from a year ago to $57.1 million. Excluding surcharge revenue, sales decreased 9 percent on lower shipment volume of 17 percent (or down 10 percent on 17 percent lower volume excluding the impact of Latrobe). The results reflect revenue decrease attributable to continued inventory destocking within the titanium distribution supply chain which is being influenced by falling titanium prices.  In addition, uncertainty and economic sentiment is affecting short term demand.  Longer term, Carpenter remains well positioned to support the anticipated positive demand trend for medical market materials.

Transportation market sales increased 5 percent from the same period a year ago to $66.2 million. Excluding surcharge revenue, sales increased 13 percent on 1 percent higher shipment volume (or up 10 percent on flat volume without Latrobe) from the same period a year ago.  Revenue growth in excess of volume growth reflects our continued focus on high-end specialty automotive applications required to meet increasing fuel efficiency standards.  Demand continues to grow for materials required in turbo-charger, gaskets and fuel system applications.  In addition, commodity stainless steel materials are being replaced by premium and ultra-premium nickel based alloys for engine valve applications to support higher operating temperatures.  The recent announcement with United States Steel to develop additional high volume transportation applications from Carpenter’s proprietary high-strength, low weight alloy, Temper ToughTM, further demonstrates the strong growth opportunities within this end-market.

Distribution sales increased 257 percent from the same period a year ago to $69.9 million. Excluding surcharge revenue, sales increased 252 percent from a year ago. The increase is primarily attributable to the addition of the Latrobe distribution business, which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Special alloys	$461.8	$401.7	$60.1	15%
Stainless steels	305.9	291.0	14.9	5
Titanium products	76.3	75.4	0.9	1
Powder metals	29.3	31.2	(1.9)	(6)
Alloy and Tool steel	122.3	12.0	110.3	919
Distribution and other	82.9	33.9	49.0	145
Total net sales	$1,078.5	$845.2	$233.3	28%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Special alloys	$326.4	$264.3	$62.1	24%
Stainless steels	260.2	232.2	28.0	12
Titanium products	76.2	75.4	0.8	1
Powder metals	27.0	29.0	(2.0)	(7)
Alloy and Tool steel	100.2	9.3	90.9	977
Distribution and other	81.5	33.7	47.8	142
Total net sales excluding surcharge revenues	$871.5	$643.9	$227.6	35%

Sales of special alloys products increased 15 percent from a year ago to $461.8 million. Excluding surcharge revenues, sales increased 24 percent on a 13 percent increase in shipment volume (or up 17 percent on 8 percent higher volume without Latrobe). The results for the period reflect overall sales increases in our higher value alloys used in the aerospace and energy markets.

Sales of stainless steels increased 5 percent from a year ago to $305.9 million. Excluding surcharge revenues, sales increased 12 percent on 8 percent higher shipment volume (or flat on 1 percent higher volume without Latrobe).

Sales of alloy and tool steel increased 919 percent from a year ago to $122.3 million. Excluding surcharge revenues, sales increased 977 percent on a similar significant increase in shipment volumes. The results principally reflect the addition of the Latrobe business.

Sales of titanium products increased 1 percent from a year ago to $76.3 million on 5 percent lower volume.  The results reflect some weakening demand in the titanium distributor channel, including the medical end-use market.

Sales of powder metals decreased 6 percent from a year ago to $29.3 million on an 11 percent decrease in shipment volume. The results reflect the impacts of continued weakness in Europe and other lower value parts of the portfolio.

Gross Profit

Our gross profit in the six months ended December 31, 2012 increased 28 percent to $212.0 million, or 19.7 percent of net sales (24.3 percent of net sales excluding surcharges), as compared with $165.5 million, or 19.6 percent of net sales (25.7 percent of net sales excluding surcharges), in the same period a year ago.  The higher gross profit in the six months ended December 31, 2012 was driven by the addition of Latrobe and increased volume offset by the impacts of higher manufacturing costs due to lower production levels.

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

	Six Months Ended
	December 31,
($ in millions)	2012	2011
Net sales	$1,078.5	$845.2
Less: surcharge revenue	207.0	201.3
Net sales excluding surcharges	$871.5	$643.9

Gross profit	$212.0	$165.5

Gross margin	19.7%	19.6%

Gross margin excluding dilutive effect of surcharges	24.3%	25.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $97.7 million were 9.1 percent of net sales (11.2 percent of net sales excluding surcharges) as compared with $73.8 million or 8.7 percent of net sales (11.5 percent of net sales excluding surcharges) in the same period a year ago.  The increase principally reflects the inclusion of selling, general and administrative costs associated with Latrobe overhead costs as well as increases in net pension expense as compared with the prior year period.

Acquisition-Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $3.8 million of acquisition-related costs during the six months ended December 31, 2011. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition.

Operating Income

Our operating income in the recent six months ended December 31, 2012 increased to $114.3 million as compared with $87.9 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals and acquisition-related costs, operating margin was 15.0 percent for the six months ended December 31, 2012 as compared with 15.4 percent a year ago.

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

	Six Months Ended
($ in millions)	December 31,
	2012	2011
Net sales	$1,078.5	$845.2
Less: surcharge revenue	207.0	201.3
Net sales excluding surcharges	$871.5	$643.9

Operating income	$114.3	$87.9
Add back: pension EID expense	16.0	7.2
Operating income excluding pension EID expense	$130.3	$95.1

Total acquisition related costs	-	3.8

Operating income excluding pension EID expense and total acquisition related costs	$130.3	$98.9

Operating margin excluding surcharges and pension EID expense	15.0%	14.8%

Operating margin excluding pension EID expense and total acquisition related costs	15.0%	15.4%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted operating margin, excluding surcharges, by 20 basis points during the recent period and had no impact on our operating margin, excluding surcharges, during the prior year’s period.

Interest Expense

Interest expense for the six months ended December 31, 2012 was $9.6 million compared with $12.7 million in the year-ago period where the debt level was temporarily higher due to the timing of debt refinancing and increase in the amount of interest capitalized associated with ongoing construction projects during fiscal year 2013.

Other Income (Expense), Net

Other income was $3.9 million for the six months ended compared with other expense of $0.4 million in the same period a year ago, due to the $1.9 million gain recorded in connection with the dissolution of the Sandvik strategic partnership as well as the increased gains in investments associated supporting certain employee benefit plans during the six months ended December 31, 2012 as compared to the prior year period.

Income Taxes

Income taxes in the six months ended December 31, 2012 were $35.9 million, or 33.1 percent of pre-tax income versus $27.2 million, or 36.4 percent of pre-tax income for the six months ended December 31, 2011. The prior year period was negatively impacted by a state tax legislative change and non-deductible acquisition-related costs incurred in connection with the Latrobe Acquisition.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively extended the research and development tax credit as well as bonus depreciation.  As a result, we expect to record a tax benefit of approximately $2.0 million in the third quarter of fiscal year 2013.

Business Segment Results

We have three reportable business segments: Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Six Months Ended			%
	December 31,		Increase	Increase
(Pounds sold, in thousands)	2012	2011	(Decrease)	(Decrease)

Specialty Alloys Operations	94,784	91,288	3,496	4%
Latrobe	30,570	-	30,570	N/A
Performance Engineered Products	6,612	6,872	(260)	(4)
Intersegment	(5,370)	(2,094)	(3,276)	156
Consolidated pounds sold	126,596	96,066	30,530	32%

The following table includes comparative information for net sales by business segment:

	Six Months Ended		$
	December 31,		Increase	%
($ in millions)	2012	2011	(Decrease)	Increase
Specialty Alloys Operations	$730.0	$696.3	$33.7	5%
Latrobe	235.8	19.6	216.2	1,103
Performance Engineered Products	191.6	166.5	25.1	15
Intersegment	(78.9)	(37.2)	(41.7)	112
Total net sales	$1,078.5	$845.2	$233.3	28%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Six Months Ended		$
	December 31,		Increase	%
($ in millions)	2012	2011	(Decrease)	Increase
Specialty Alloys Operations	$550.0	$492.6	$57.4	12%
Latrobe	207.6	19.6	188.0	959
Performance Engineered Products	189.3	164.2	25.1	15
Intersegment	(75.4)	(32.5)	(42.9)	132
Total net sales excluding surcharge revenues	$871.5	$643.9	$227.6	35%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2012 for the SAO segment increased 5 percent to $730.0 million, as compared with $696.3 million in the same period a year ago. Excluding surcharge revenue, net sales increased 12 percent on 4 percent higher shipment volume from a year ago. Most of the growth in the current period was attributable to our premium and ultra-premium products.

Operating income for the SAO segment was $104.1 million or 14.3 percent of net sales (18.9 percent of net sales excluding surcharge revenue) in the recent six month period, as compared with $97.2 million or 14.0 percent of net sales (19.7 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impacts of a strong product mix and improvements to our operating cost performance.

Latrobe Segment

Net sales for the six months ended December 31, 2012 for the Latrobe segment were $235.8 million, as compared with $19.6 million in the same period a year ago. Excluding surcharge revenue, net sales were $207.6 million in the current six month period. The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end-use markets as well as distribution.

Operating income for the Latrobe segment was $28.9 million or 12.3 percent of net sales (13.9 percent of net sales excluding surcharge revenue) in the six month period December 31, 2012. Latrobe continues to perform ahead of the deal economics with strong progress on the operational synergies.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2012 for the PEP segment increased 15 percent to $191.6 million, as compared with $166.5 million in the same period a year ago. Excluding surcharge revenue, net sales increased 15 percent from a year ago. The increase in net sales is principally due the contribution of the SSS business that was acquired as part of the Latrobe acquisition.

Operating income for the PEP segment was $20.4 million or 10.6 percent of net sales (10.8 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2012, compared with $22.2 million or 13.3 percent of net sales (13.5 percent of net sales excluding surcharge revenue) in the same period a year ago.  The results largely reflect the inclusion of SSS more than offset by some weakening of demand in the titanium distributor channel including medical, continued weakness in Europe and other lower value parts of the portfolio.

Liquidity and Financial Condition

During the six months ended December 31, 2012, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $154.2 million as compared to negative $105.5 million for the same period a year ago. The negative free cash flow in the six months ended December 31, 2012 reflects the strong net income offset by higher capital spending, largely related to the Athens facility construction, pension contributions and increased working capital levels.  Pension contributions were $57.9 million for the six months ended December 31, 2012 as compared to $15.4 million in the same period a year ago.  In addition, capital expenditures for plant, equipment and software were $136.9 million for the six months ended December 31, 2012, as compared with $60.3 million for the same period a year ago. The increase in capital spending principally reflects the spending associated with our premium products greenfield expansion project in Alabama.  We expect to finish the fiscal year with about $350.0 million of capital expenditures.

Dividends during the six months ended December 31, 2012 were $19.1 million as compared to $16.2 million in the six months ended December 31, 2011 and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $63.0 million as of December 31, 2012, together with cash generated from operations and available borrowing capacity of approximately $343.0 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.  From time to time, during the quarter ended December 31, 2012 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to December 31, 2012. The weighted average daily borrowing under the Credit Agreement during the quarter ended December 31, 2012 was approximately $2.6 million with daily outstanding borrowing ranging from $0.0 million to $24.3 million during the period.

We continue to look at options to proactively deal with pension plan funding impacts as well as the earnings impacts associated with our pension plans. During the six months ended December 31, 2012, we made $57.9 million in cash contributions to our pension plans and expect to make approximately $24.0 million of cash contributions to the pension plans for the remainder of fiscal year 2013. Over the next five years, current estimates indicate that we could be required to contribute approximately $400.0 million to our pension plans in minimum required contributions, subject to market returns and interest rate assumptions. If market conditions allow, we currently anticipate a debt refinancing during the second half of fiscal year 2013 that could combine a discretionary pension cash contribution up to approximately $165.0 million and the $101.0 million current portion of long-term debt that matures in May 2013 and take advantage of current favorable credit market conditions.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $350.0 million and expires in June 2016.  As of December 31, 2012, we had $7.2 million of issued letters of credit under the Credit Agreement.  The balance of the Credit Agreement ($342.8 million) remains available to us.  As of December 31, 2012, we had total liquidity of approximately $406 million, of which we expect to fund the maturity of $101.0 million of long-term debt in May 2013, if necessary. We also evaluate liquidity needs for alternative uses including funding external growth opportunities and pension plan contributions as well as funding consistent dividend payments to stockholders.

As of December 31, 2012, we had cash and cash equivalents of approximately $32 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.  We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement. As of December 31, 2012, our cash and cash equivalents included approximately $48 million of cash in our U.S. accounts that have been borrowed from cash held at various foreign subsidiaries. In January 2013, $48.0 million of our U.S. cash was used to repay the loans from our foreign subsidiaries.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 as of December 31, 2012). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of December 31, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of December 31, 2012:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.5 to 1.0 (minimum)	19.66 to 1.0
Consolidated debt to capital	55% (maximum)	26%

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

Net Pension Expense per Diluted Share

	Three Months Ended		Six Months Ended
($ in millions, except per share data)	December 31,		December 31,
	2012	2011	2012	2011
Pension plans expense	$14.8	$9.3	$29.6	$18.8
Other postretirement benefit plans expense	2.3	0.5	4.7	0.9
	17.1	9.8	34.3	19.7
Income tax benefit	(6.0)	(3.8)	(12.0)	(7.5)
Net pension expense	$11.1	$6.0	$22.3	$12.2

Weighted average diluted common shares	53.5	45.1	53.4	45.1

Net pension expense per diluted share	$0.21	$0.13	$0.42	$0.27

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended
	December 31,
($ in millions)	2012	2011

Net cash provided from (used for) operating activities	$2.2	$(27.8)
Purchases of property, equipment, and software	(136.9)	(60.3)
Proceeds from disposals of property and equipment	0.1	0.2
Purchase of subsidiary shares from noncontrolling interest	(8.4)	-
Proceeds from sale of equity method investment	7.9	-
Acquisition of business, net of cash acquired	-	(1.4)
Dividends paid	(19.1)	(16.2)
Free cash flow	$(154.2)	$(105.5)

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2012	2011	2012	2011

Net income attributable to Carpenter before adjusted	$13.2	$0.7	$28.9	$1.2
Specialty Steel Supply operating income included in Performance Engineered Products segment results	0.8	-	2.7	-
Carpenter distribution business operating income in Mexico included in Latrobe segment results	(0.2)	(0.7)	(0.9)	(1.2)
Latrobe pension EID included in pension EID expense	(0.6)	-	(1.2)	-
Adjusted Latrobe operating results before income taxes	13.2	-	29.5	-
Income taxes	(4.6)	-	(10.3)	-
Adjusted Latrobe operating results	$8.6	$-	$19.2	$-

Adjusted Latrobe operating results per diluted share	$0.16	$-	$0.36	$-
Dilutive impact of shares issued in connection with the Latrobe acquisition*	(0.11)	-	(0.24)	-

Net accretion from Latrobe’s operating results**	$0.05	$-	0.12	$-

Weighted average diluted shares outstanding	53.5	45.1	53.4	45.1

*

In connection with the Latrobe Acquisition, Carpenter issued shares of common stock to the former owners which resulted in an additional 8.1 million weighted average shares during the three months and six months ended December 31, 2012.

**	The net accretion from Latrobe’s operating results excludes the impacts of synergies realized by our existing SAO business as result of the Latrobe Acquisition.

Impacts of Facility Start-up, Manufacturing Footprint Optimization and Inventory Reduction Initiative Costs

This report includes discussion of the operating margin and earnings per share impacts of costs associated with Facility Start-up, Manufacturing Footprint Optimization and Inventory Reduction Initiative.  Management believes that removing the impacts of costs associated with (i) the start-up of our Athens, Alabama facility, (ii) manufacturing footprint optimization associated with evaluating and executing opportunities primarily as a result of the Latrobe acquisition to optimize manufacturing efficiencies, and  (iii) an inventory reduction initiative aimed at identifying opportunities to reduce inventory levels and improve inventory turnover across the mill operations are helpful in analyzing the operating performance of the Company, as these costs are expected to be nonrecurring in nature and may result in significant fluctuations in operating results from period to period during fiscal years 2013 and 2014.  The following provides a reconciliation of the measures used in the “Impacts of Facility Start-up, Manufacturing Footprint Optimization and Inventory Reduction Initiative Costs” discussion and reconciliation to its most directly comparable U.S. GAAP financial measures:

IMPACTS OF FACILITY START-UP, MANUFACTURING FOOTPRINT	Three Months Ended		Six Months Ended
OPTIMIZATION AND INVENTORY REDUCTION INITIATIVE COSTS	December 31,		December 31,
	2012	2011	2012	2011

Facility start-up costs	$1.3	$-	$2.2	$-
Manufacturing footprint optimization costs	0.2	-	0.3	-
Inventory reduction initiative costs	1.0	-	1.6	-
Operating income impact	$2.5	$-	$4.1	$-

Consolidated net sales excluding surcharges	$430.7	$330.3	$871.5	$643.9

Impact of facility start-up, manufacturing footprint optimization and inventory reduction initiative costs on operating margin excluding surcharges	0.6%	0.0%	0.5%	0.0%

Operating income impact	$2.5	$-	$4.1	$-
Income tax benefit	(0.9)	-	(1.4)	-
Net income impact	$1.6	$-	$2.7	$-

Impact per diluted share	$0.03	$-	$0.05	$-

Weighted average shares outstanding	53.5	45.1	53.4	45.1

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months and six months ended December 31, 2012, there were no changes to the environmental liability.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at December 31, 2012 and June 30, 2012, were $4.9 million and $4.9 million, respectively.

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

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that had been divested.  Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. As a result, we have not recorded any liability for potential penalties as of December 31, 2012.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in our 2012 Form 10-K.  They include but are not limited to: (1) expectations with respect to the synergies, costs and other anticipated financial impacts of the Latrobe Acquisition could differ from actual synergies realized, costs incurred and financial impacts experienced as a result of the transaction; (2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, industrial and consumer, medical, transportation and energy, or other influences on our business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (3) our ability to achieve cost savings, productivity improvements or process changes; (4) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (5) domestic and foreign excess manufacturing capacity for certain metals; (6) fluctuations in currency exchange rates; (7) the degree of success of government trade actions; (8) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; (9) possible labor disputes or work stoppages; (10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (11) the ability to successfully acquire and integrate acquisitions, including the Latrobe Acquisition; (12) the availability of credit facilities to and other financing sources to us, our customers or other members of the supply chain; (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (14) the fact that our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania for which there may be limited alternatives if there are significant equipment failures or catastrophic event; and (15) the fact that our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. we undertake no obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2012, we had approximately $38.1 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 70 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2012 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.  Assuming either of the following occurred on December 31, 2012, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.  Controls and Procedures

(a)                               Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2012 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                              Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Employment Terms for Tony R. Thene dated December 10, 2012, by and between Carpenter Technology Corporation and Tony R. Thene is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed January 9, 2013.

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Vice President and Chief Accounting Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32

Certification of Chief Executive Officer and Vice President and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: February 8, 2013	/s/ Thomas F. Cramsey
Thomas F. Cramsey
Vice President and
Chief Accounting Officer

(duly authorized officer
and principal accounting officer)

Exhibit Index

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
101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.