Form 10-Q
period 2013-03-31
CARPENTER TECHNOLOGY CORP
filed 2013-05-03
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of April 25, 2013 was 52,718,330.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	March 31,	June 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$294.7	$211.0
Accounts receivable, net	353.8	354.2
Inventories	686.9	642.0
Deferred income taxes	-	10.6
Other current assets	65.5	31.9
Total current assets	1,400.9	1,249.7
Property, plant and equipment, net	1,080.6	924.6
Goodwill	256.7	260.5
Other intangibles, net	98.5	109.9
Other assets	79.6	83.1
Total assets	$2,916.3	$2,627.8

LIABILITIES
Current liabilities:
Accounts payable	$226.0	$236.1
Accrued liabilities	230.3	217.1
Current portion of long-term debt	101.0	101.0
Total current liabilities	557.3	554.2
Long-term debt, net of current portion	604.4	305.9
Accrued pension liabilities	231.2	377.3
Accrued postretirement benefits	177.8	179.8
Deferred income taxes	61.4	31.4
Other liabilities	66.2	66.1
Total liabilities	1,698.3	1,514.7

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 54,924,148 shares at March 31, 2013 and 54,809,735 shares at June 30, 2012; outstanding 52,718,269 shares at March 31, 2013 and 52,412,967 shares at June 30, 2012	274.6	274.0
Capital in excess of par value	255.1	252.7
Reinvested earnings	1,186.0	1,109.6
Common stock in treasury (2,205,879 shares and 2,396,768 shares at March 31, 2013 and June 30, 2012, respectively), at cost	(110.3)	(120.0)
Accumulated other comprehensive loss	(387.4)	(412.5)
Total Carpenter stockholders’ equity	1,218.0	1,103.8
Noncontrolling interest	-	9.3
Total equity	1,218.0	1,113.1
Total liabilities and equity	$2,916.3	$2,627.8

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

 (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

NET SALES	$581.4	$539.9	$1,659.9	$1,385.1
Cost of sales	480.4	434.8	1,346.9	1,114.5
Gross profit	101.0	105.1	313.0	270.6

Selling, general and administrative expenses	48.0	41.5	145.7	115.3
Acquisition-related costs	-	7.9	-	11.7
Operating income	53.0	55.7	167.3	143.6

Interest expense	(5.0)	(5.6)	(14.7)	(18.4)
Other income, net	1.2	1.7	5.2	1.4

Income before income taxes	49.2	51.8	157.8	126.6
Income tax expense	16.3	18.8	52.2	46.0

Net income	32.9	33.0	105.6	80.6

Less: Net income attributable to noncontrolling interest	-	-	(0.5)	(0.3)

NET INCOME ATTRIBUTABLE TO CARPENTER	$32.9	$33.0	$105.1	$80.3

EARNINGS PER COMMON SHARE:
Basic	$0.62	$0.69	$1.98	$1.76
Diluted	$0.62	$0.69	$1.97	$1.75

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52.9	47.2	52.9	45.3
Diluted	53.5	47.9	53.4	46.0

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$32.9	$33.0	$105.6	$80.6
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(2.5), $(1.2), $(7.7) and $(3.7), respectively	4.4	2.0	13.2	6.0
Net gain (loss) on derivative instruments, net of tax of $(1.1), $3.1, $(4.6) and $18.3, respectively	1.8	(4.9)	7.7	(29.9)
Unrealized gain (loss) on marketable securities, net of tax of $(0.2), $0.0, $(0.2) and $1.0, respectively	0.2	-	0.3	(0.2)
Foreign currency translation	(1.7)	6.5	4.1	(10.0)
Other comprehensive income (loss), net of tax	4.7	3.6	25.3	(34.1)
Comprehensive income	37.6	36.6	130.9	46.5
Less: Comprehensive (income) loss attributable to the noncontrolling interest	-	(0.3)	(0.7)	0.6
Comprehensive income attributable to Carpenter	$37.6	$36.3	$130.2	$47.1

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Nine Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES
Net income	$105.6	$80.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	77.1	58.5
Deferred income taxes	37.3	18.2
Net pension expense	51.7	30.3
Net loss on disposal of property and equipment	1.0	1.0
Changes in working capital and other:
Accounts receivable	0.7	(3.3)
Inventories	(41.7)	(110.6)
Other current assets	(32.6)	(3.4)
Accounts payable	(10.5)	(3.8)
Accrued liabilities	(8.5)	20.2
Pension plan contributions	(143.3)	(19.3)
Boarhead Farms settlement	-	(21.8)
Other, net	(5.1)	1.3
Net cash provided from operating activities	31.7	47.9
INVESTING ACTIVITIES
Purchases of property, equipment and software	(223.5)	(107.3)
Proceeds from disposals of property and equipment	0.4	0.6
Acquisition of business, net of cash acquired	-	(12.9)
Proceeds from sale of equity method investment	7.9	-
Proceeds from sales and maturities of marketable securities	-	30.4
Net cash used for investing activities	(215.2)	(89.2)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of discounts and offering costs	297.0	-
Payments on long-term debt assumed in connection with acquisition of business	-	(153.7)
Payments on long-term debt	-	(100.0)
Dividends paid	(28.7)	(24.2)
Purchase of subsidiary shares from noncontrolling interest	(8.4)	-
Tax benefits on share-based compensation	3.7	1.3
Proceeds from stock options exercised	2.3	1.6
Net cash provided from (used for) financing activities	265.9	(275.0)
Effect of exchange rate changes on cash and cash equivalents	1.3	(1.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83.7	(317.4)
Cash and cash equivalents at beginning of period	211.0	492.5
Cash and cash equivalents at end of period	$294.7	$175.1

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

($ in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Equity
Balances at June 30, 2012	$ 274.0	$ 252.7	$ 1,109.6	$ (120.0)	$ (412.5)	$ 9.3	$ 1,113.1
Net income			105.1			0.5	105.6
Pension and post-retirement benefits, net of tax					13.2		13.2
Net gain on derivative instruments, net of tax					7.7		7.7
Purchase of subsidiary shares from noncontrolling interest		1.6				(10.0)	(8.4)
Unrealized gain on marketable securities, net of taxes					0.3		0.3
Foreign currency translation					3.9	0.2	4.1
Cash Dividends:
Common @ $0.54 per share			(28.7)				(28.7)
Share-based compensation plans		(4.6)		9.7			5.1
Stock options exercised	0.6	1.7					2.3
Tax windfall on share-based compensation		3.7					3.7
Balances at March 31, 2013	$ 274.6	$ 255.1	$ 1,186.0	$ (110.3)	$ (387.4)	$ 0.0	$ 1,218.0

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Equity
Balances at June 30, 2011	$ 273.7	$ 235.4	$ 1,022.1	$ (532.2)	$ (233.3)	$ 10.3	$ 776.0
Net income			80.3			0.3	80.6
Pension and post-retirement benefits, net of tax					6.0		6.0
Net loss on derivative instruments, net of tax					(29.9)		(29.9)
Unrealized loss on marketable securities, net of tax					(0.2)		(0.2)
Foreign currency translation					(9.1)	(0.9)	(10.0)
Cash Dividends:
Common @ $0.54 per share			(24.2)				(24.2)
Share-based compensation plans		3.9		3.3			7.2
Stock options exercised	0.3	1.4					1.7
Treasury shares issued in connection with acquisition of business		9.5		406.0			415.5
Tax windfall on share-based compensation		1.4					1.4
Other			0.1				0.1
Balances at March 31, 2012	$ 274.0	$ 251.6	$ 1,078.3	$ (122.9)	$ (266.5)	$ 9.7	$ 1,224.2

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2012 (the “2012 Form 10-K”). Operating results for the three months and nine months ended March 31, 2013 are not necessarily indicative of the operating results for any future period.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the purchase price allocation in connection with the Latrobe Acquisition.

($ in millions)
Accounts receivable	$67.0
Inventory	242.6
Property, plant and equipment	172.4
Intangible assets	87.1
Other	9.8
Accounts Payable and accrued liabilities	(64.1)
Long-term debt	(153.7)
Pension and other postretirement liabilities	(100.8)
Deferred income taxes	(43.9)
Total identifiable net assets	216.4
Goodwill	210.6
Total purchase price, net of cash acquired and debt assumed	$427.0

The goodwill recognized in connection with the Latrobe Acquisition consists of the value associated with the immediate increase in the Company’s premium melt capacity to meet strong customer demand, improvements in  the Company’s position in attractive end use markets such as aerospace and defense and energy, the complementary asset capabilities which the Company expects will lead to enriched, higher margin product mix and operating cost synergies as well as the capabilities for commercialization of new Carpenter products under development. None of the goodwill recognized is deductible for income tax purposes. The Company conducted an annual impairment review for the goodwill associated with the Latrobe Acquisition as on February 28, 2013 and determined that there was no goodwil impairment.

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

The consolidated net sales for the three months and nine months ended March 31, 2012 includes approximately $42.0 million of net sales related to the Latrobe business.  The Company’s operating income for the three months and nine months ended March 31, 2012 includes approximately $5.1 million related to the operations of the acquired Latrobe business.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma results presented below include the effects of the Latrobe Acquisition as if it had occurred as of July 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the depreciation and amortization associated with estimates for the fair value of the property and equipment and acquired intangible assets and the impacts of the elimination of Latrobe debt that was repaid at closing. The supplemental proforma earnings were adjusted to exclude acquisition-related costs in the three months and nine months ended March 31, 2012.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
($ in millions, except per share data)	2012	2012

Revenue	$622.0	$1,696.0
Earnings	$46.7	$104.0

Earnings per Common Share
Basic	$0.89	$1.98
Diluted	$0.88	$1.95

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and nine months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions, except per share data)	2013	2012	2013	2012

Net income attributable to Carpenter	$32.9	$33.0	$105.1	$80.3
Less: earnings and dividends allocated to participating securities	(0.2)	(0.3)	(0.6)	(0.7)

Earnings available to Carpenter common stockholders	$32.7	$32.7	$104.5	$79.6

Weighted average number of common shares outstanding, basic	52.9	47.2	52.9	45.3
Effect of shares issuable under share based compensation plans	0.6	0.7	0.5	0.7

Weighted average number of common shares outstanding, diluted	53.5	47.9	53.4	46.0

Basic earnings per common share	$0.62	$0.69	$1.98	$1.76

Diluted earnings per common share	$0.62	$0.69	$1.97	$1.75

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2013	2012	2013	2012
Stock options	0.2	0.1	0.3	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.                                    Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of March 31, 2013 and June 30, 2012. The following is a summary of marketable securities, all of which were classified as available-for-sale as of March 31, 2013 and June 30, 2012:

March 31, 2013		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$6.0	$(0.5)	$5.5

June 30, 2012		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$6.0	$(1.0)	$5.0

For the nine months ended March 31, 2013 and 2012, proceeds from sales and maturities of marketable securities were $0.0 million and $30.4 million, respectively.

5.                                    Inventories

Inventories consisted of the following components as of March 31, 2013 and June 30, 2012:

($ in millions)	March 31,	June 30,
	2013	2012
Raw materials and supplies	$122.8	$114.1
Work in process	329.2	312.4
Finished and purchased products	234.9	215.5
Total inventory	$686.9	$642.0

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.                                    Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2013 and June 30, 2012:

($ in millions)	March 31,	June 30,
	2013	2012
Accrued pension liabilities	$93.4	$70.0
Accrued compensation	39.3	50.1
Accrued postretirement benefits	17.2	17.2
Derivative financial instruments	17.6	26.5
Other	62.8	53.3
Total accrued liabilities	$230.3	$217.1

7.                                    Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months and nine months ended March 31, 2013 and 2012 were as follows:

Three months ended March 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2013	2012	2013	2012
Service cost	$8.3	$5.8	$1.1	$1.0
Interest cost	13.3	12.8	3.0	2.9
Expected return on plan assets	(13.7)	(13.5)	(1.6)	(1.6)
Amortization of net loss	7.0	4.4	0.8	0.6
Amortization of prior service cost (benefit)	0.2	0.2	(1.0)	(2.0)
Net pension expense	$15.1	$9.7	$2.3	$0.9

Nine months ended March 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2013	2012	2013	2012
Service cost	$24.4	$16.9	$3.3	$2.3
Interest cost	39.8	37.5	9.1	8.4
Expected return on plan assets	(41.1)	(39.7)	(4.8)	(4.8)
Amortization of net loss	21.0	13.2	2.4	1.9
Amortization of prior service cost (benefit)	0.6	0.5	(3.0)	(5.9)
Net pension expense	$44.7	$28.4	$7.0	$1.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended March 31, 2013 and 2012, the Company made $143.3 million and $19.3 million, respectively of contributions to its defined benefit pension plans.  The Company currently expects to make approximately $90.0 million of contributions to its defined benefit pension plans during the remainder of fiscal year 2013.

8.                                    Debt

On February 26, 2013, the Company completed its offering and sale of $300 million in aggregate principal amount of its 4.45% Senior Notes due 2023 (the “Notes”). The Notes accrue interest at the rate of 4.45% per annum, with interest payable in cash semi-annually in arrears on each March 1 and September 1, commencing September 1, 2013. The Notes will mature on March 1, 2023. The Notes will be senior unsecured indebtedness of the Company, ranking equally in right of payment with all its existing and future senior unsecured indebtedness and senior to its future subordinated indebtedness.  The Company intends to use the net proceeds from the issuance of the Notes to repay in full $100 million in aggregate principal amount of its senior unsecured notes due May 2013. The Company intends to use the remaining net proceeds from the issuance of the Notes for general corporate purposes, which may include discretionary pension contributions, additions to working capital, capital expenditures, repayment of debt, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

The Company has a $350 million syndicated credit agreement (“Credit Agreement”) that extends to June 2016. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.65% to 1.95% (1.20% as of March 31, 2013), and for Base Rate-determined loans, from 0.0% to 0.95% (0.2% as of March 31, 2013). The Company also pays a quarterly facility fee ranging from 0.10% to 0.45% (0.2% as of March 31, 2013), determined based upon the Debt Rating, of the $350 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.65% to 1.95% (1.20% as of March 31, 2013), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2013, the Company had $7.2 million of issued letters of credit under the Credit Agreement, with the balance of $342.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 for March 31, 2013). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization, and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2013 and June 30, 2012, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.                                    Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months and nine months ended March 31, 2013, no additional accruals were recorded.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Company-owned current or former operating facilities were $4.9 million at both March 31, 2013 and June 30, 2012.

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

Boarhead Farms

In June 2002, the Company was named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et al. (since amended to include the individual members).  The suit alleged that the Company and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that the Company and many others engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the Environmental Protection Agency’s “Record of Decision” in November 1998. Their June 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts.  The suit went to trial in June 2008.  Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs.  Carpenter denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against the Company for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held the Company liable for 80 percent of future costs of the cleanup activities at the site. The Company appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. On July 19, 2011, the Company entered into a settlement agreement providing for a dismissal of the lawsuit and a complete release, in the Company’s favor, by all parties to the litigation in exchange for a payment of $21.8 million, which the Company paid in September 2011. The Company expects that no additional liabilities will be incurred related to this matter.

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that had been recently divested.  Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit in March 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not responded to the voluntary disclosure.  The applicable statute of limitations for this matter has expired. As a result, the Company has not recorded any liability for potential penalties as of March 31, 2013 and does not expect to incur any liabilities related to this matter.

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

March 31, 2013	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.5	$5.5
Derivative financial instruments	-	2.1	2.1
Total assets	$-	$7.6	$7.6

Liabilities:
Derivative financial instruments	$-	$45.4	$45.4

June 30, 2012	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.0	$5.0
Derivative financial instruments	-	2.6	2.6
Total assets	$-	$7.6	$7.6

Liabilities:
Derivative financial instruments	$-	$56.5	$56.5

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2013		June 30, 2012
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current portion	$705.4	$741.1	$406.9	$427.7
Company-owned life insurance	$14.0	$14.0	$11.0	$11.0

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of March 31, 2013 and June 30, 2012 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.                            Other Income, Net

Other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2013	2012	2013	2012
Unrealized gains on company owned life insurance contracts and investments held in rabbi trusts	$0.6	$0.7	$2.9	$0.1
Equity in earnings of unconsolidated subsidiaries	0.1	0.4	1.4	0.2
Interest income	-	0.2	0.2	0.8
Continued Dumping and Subsidy Offset Act receipt	-	-	0.1	0.1
Other income	0.5	0.4	0.6	0.2
Total other income, net	$1.2	$1.7	$5.2	$1.4

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

Cash Flow Hedging – Forward interest rate swaps: From time to time, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. In connection with the issuance of the $300.0 million of fixed rate notes during the third quarter of fiscal year 2013, all outstanding forward interest rate swaps were settled resulting in a gain of $2.7 million that has been recognized in AOCI. This gain will be amortized as a reduction to interest expense over the term of the notes.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense.  As of March 31, 2013 and June 30, 2012, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of both March 31, 2013 and June 30, 2012, the total notional amount of floating interest rate contracts was $45.0 million.  For both the three months ended March 31, 2013 and 2012, net gains of $0.4 million were recorded as a reduction to interest expense.  For the nine months ended March 31, 2013 and 2012, net gains of $1.2 million and $1.0 million, respectively, were recorded as a reduction to interest expense.  These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2013 and June 30, 2012:

March 31, 2013 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.8	$1.0	$0.1	$1.9
Other assets	0.2	-	-	0.2
Total asset derivatives	$1.0	$1.0	$0.1	$2.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$-	$0.9	$16.7	$17.6
Other liabilities	-	-	27.8	27.8
Total liability derivatives	$-	$0.9	$44.5	$45.4

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$1.2	$-	$1.4
Other assets	1.2	-	-	1.2
Total asset derivatives	$1.4	$1.2	$-	$2.6
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$-	$1.5	$25.0	$26.5
Other liabilities	-	0.4	29.6	30.0
Total liability derivatives	$-	$1.9	$54.6	$56.5

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months and nine months ended March 31, 2013 and 2012:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
($ in millions)	March 31,		March 31,
Derivatives in Cash Flow Hedging Relationship:	2013	2012	2013	2012
Commodity contracts	$(4.0)	$(14.5)	$(10.6)	$(63.0)
Foreign exchange contracts	0.6	(0.1)	1.2	0.5
Forward interest rate swaps	3.6	-	2.7	-
Total	$0.2	$(14.6)	$(6.7)	$(62.5)

($ in millions)	Location of (Loss)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Gain Reclassified from	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow	AOCI into Income	March 31,		March 31,
Hedging Relationship:	(Effective Portion)	2013	2012	2013	2012
Commodity contracts	Cost of sales	$(3.0)	$(7.0)	$(19.1)	$(15.2)
Foreign exchange contracts	Net sales	0.1	0.4	(0.1)	0.8
Forward interest rate swaps	Interest expense	-	-	0.1	-
Total		$(2.9)	$(6.6)	$(19.1)	$(14.4)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimates that $7.5 million of net derivative losses included in AOCI as of March 31, 2013 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended March 31, 2013.  There was no ineffectiveness during the three months and nine months ended March 31, 2013 and 2012.

The changes in AOCI associated with derivative hedging activities during the three months and nine months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2013	2012	2013	2012
Balance, beginning	$(26.9)	$(22.4)	$(32.8)	$2.6
Current period changes in fair value, net of tax	0.1	(9.0)	(4.2)	(38.8)
Reclassification to earnings, net of tax	1.8	4.1	12.0	8.9
Balance, ending	$(25.0)	$(27.3)	$(25.0)	$(27.3)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract.  As of March 31, 2013 and June 30, 2012, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended March 31, 2013 was $16.3 million, or 33.1 percent of pre-tax income as compared with $18.8 million, or 36.3 percent of pre-tax income for the three months ended March 31, 2012. For the nine months ended March 31, 2013, income tax expense was $52.2 million, or 33.1 percent of pre-tax income, as compared with income tax expense of $46.0 million, or 36.3 percent of pre-tax income, for the nine months ended March 31, 2012.  The current year includes tax benefits of $1.7 million related to the retroactive extension of the research and development credit and bonus depreciation. In addition, the current period tax provision includes $2.9 million of unfavorable impacts associated with the Company’s plans to make certain discretionary pension contributions.  The prior year periods were negatively impacted by a state tax exposure and non-deductible acquisition-related expenses associated with the Latrobe Acquisition.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.                            Dissolution of Strategic Partnership

In November 2012, the Company dissolved its strategic partnership with Sandvik Materials Technology (“Sandvik”).  Prior to the dissolution of the strategic partnership, the Company owned a 40 percent interest in Sandvik Powdermet AB, which the Company accounted for as an equity method investment. In addition, Sandvik owned a 40 percent interest in Carpenter Powder Products AB which has historically been reported as a noncontrolling interest. Under the terms of the dissolution agreement, the Company received $7.9 million of proceeds from the sale of its investment in Sandvik Powdermet AB and paid $8.4 million to repurchase the shares of Carpenter Products AB from Sandvik.  The dissolution resulted in a $1.9 million gain related to the sale of the investment in Sandvik Powdermet during the quarter ended December 31, 2012. No gain or loss was recognized related to the repurchase of the Carpenter Powder Products AB shares.

15.                            Business Segments

The Company has three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe, and Performance Engineered Products (“PEP”).  During the first quarter of fiscal year 2013, the Company moved the Specialty Steel Supply (“SSS”) business acquired in connection with the Latrobe Acquisition from the Latrobe segment to the Performance Engineered Products segment.

The SAO segment is comprised of the Company's major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Limestone County, Alabama.  The combined assets of the SAO operations are managed in an integrated manner to optimize efficiency and profitability across the total system.

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

The PEP segment is comprised of the Company's differentiated operations.  This includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business and the SSS distribution business that was acquired in connection with the Latrobe Acquisition.  The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

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

On a consolidated basis, there were no significant individual customers that accounted for more than 10 percent of the total net sales during the three months and nine months ended March 31, 2013 and 2012, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The historical segment information for the three months and nine months ended March 31, 2012, which is set forth below, was recast to conform to the fiscal year 2013 presentation.

	Three Months Ended		Nine Months Ended
Segment Data	March 31,		March 31,
($ in millions)	2013	2012	2013	2012
Net Sales:
Specialty Alloys Operations	$392.8	$426.0	$1,122.8	$1,122.2
Latrobe	129.5	51.5	365.3	71.1
Performance Engineered Products	90.4	90.8	282.0	257.4
Intersegment	(31.3)	(28.4)	(110.2)	(65.6)
Consolidated net sales	$581.4	$539.9	$1,659.9	$1,385.1

Operating Income:
Specialty Alloys Operations	$48.8	$66.7	$152.9	$163.9
Latrobe	12.3	2.1	41.2	3.4
Performance Engineered Products	10.0	10.6	30.4	32.8
Corporate costs	(10.3)	(18.5)	(31.3)	(41.3)
Pension earnings, interest & deferrals	(8.0)	(3.8)	(23.9)	(11.1)
Intersegment	0.2	(1.4)	(2.0)	(4.1)
Consolidated operating income	$53.0	$55.7	$167.3	$143.6

Depreciation and Amortization:
Specialty Alloys Operations	$14.2	$13.4	$41.6	$39.5
Latrobe	5.7	2.0	17.1	2.2
Performance Engineered Products	5.0	4.5	14.3	13.0
Corporate	1.4	1.4	4.5	4.0
Intersegment	(0.2)	-	(0.4)	(0.2)
Consolidated depreciation and amortization	$26.1	$21.3	$77.1	$58.5

Capital Expenditures:
Specialty Alloys Operations	$76.2	$34.9	$183.0	$74.5
Latrobe	4.6	1.9	19.9	1.9
Performance Engineered Products	5.4	7.9	18.0	26.7
Corporate	0.9	2.7	4.0	6.0
Intersegment	(0.5)	(0.4)	(1.4)	(1.8)
Consolidated capital expenditures	$86.6	$47.0	$223.5	$107.3

	March 31, 2013	June 30, 2012
Total Assets:
Specialty Alloys Operations	$1,461.5	$1,293.3
Latrobe	794.3	807.5
Performance Engineered Products	401.6	394.7
Corporate	286.4	151.0
Intersegment	(27.5)	(18.7)
Consolidated total assets	$2,916.3	$2,627.8

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to provide information to help reconcile differences in offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The new disclosure requirements in ASU 2011-11 mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance in ASU 2011-11 is required to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The guidance in ASU 2013-02 requires entities to present separately, among other items, the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. ASU 2013-02 will be effective for the Company beginning in the first quarter of fiscal year 2014.  The adoption of ASU 2013-02 will require additional disclosure and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”).  ASU 2013-05 provides guidance on releasing cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. The guidance in ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

On February 29, 2012, following approval of the acquisition by the U.S. Federal Trade Commission (“FTC”), we completed the acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) through the merger of a wholly-owned subsidiary of the Company with and into Latrobe (the “Latrobe Acquisition”). In connection with the Latrobe Acquisition, former owners of Latrobe received 8.1 million shares of Carpenter stock. In addition, pursuant to the terms of the related merger agreement, Carpenter paid $11.5 million in cash at closing, net of $2.5 million of cash acquired, in addition to a payment of approximately $154.0 million in order to pay off Latrobe debt.  A key benefit of the Latrobe Acquisition is a substantial increase in production which will increase Carpenter’s capacity to meet strong customer demand for premium products.  As a condition of the FTC approval, Carpenter entered into a consent decree (the “Consent Decree”) to transfer certain assets and technical knowledge to Eramet S.A and its subsidiaries, Aubert & Duval and Brown Europe (collectively, the “Transferees”), which will allow the Transferees, as a group, to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace. The alloys have minimal sales impact and will cause no material change to the economics of the Latrobe Acquisition.  As part of the Consent Decrees, Carpenter agreed to transfer certain assets as well as fund the cost of acquiring assets in an amount up to approximately $5.0 million; Carpenter recorded a charge for this liability in the quarter ended March 31, 2012.

In August 2012, we announced that we have commenced a process to sell the Latrobe and Mexico distribution businesses.  As of March 31, 2013, we have not met the criteria to qualify to report these businesses as held for sale or discontinued operations. If successful, we intend to eventually reinvest the proceeds from the sales of the businesses in other, more strategic businesses.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 8 of our 2012 Form 10-K.  Our discussions here focus on our results during or as of the three-month and nine-month period ended March 31, 2013 and the comparable periods of fiscal year 2012, and, to the extent applicable, on material changes from information discussed in the 2012 Form 10-K or other important intervening developments or information that we have reported on Form 8-K.  These discussions should be read in conjunction with the 2012 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $17.4 million, or $0.21 per diluted share, versus $10.6 million, or $0.14 per diluted share, in the same quarter last year. Net pension expense for the nine months ended March 31, 2013 was $51.7 million, or $0.63 per diluted share, as compared with $30.3 million, or $0.41 per diluted share, during the nine months ended March 31, 2012. See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is determined annually based on beginning of year balances and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  We currently expect that the total net pension expense for fiscal year 2013 will be $68.3 million as compared with $42.1 million recorded in fiscal year 2012.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Income. The following is a summary of the classification of net pension expense for the three months and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2013	2012	2013	2012
Cost of sales	$12.9	$7.8	$38.5	$22.3
Selling, general and administrative expenses	4.5	2.8	13.2	8.0
Net pension expense	$17.4	$10.6	$51.7	$30.3

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2013	2012	2013	2012
Service cost	$9.4	$6.8	$27.8	$19.2
Pension earnings, interest and deferrals	8.0	3.8	23.9	11.1
Net pension expense	$17.4	$10.6	$51.7	$30.3

Latrobe Acquisition Impacts

We closed the Latrobe Acquisition on February 29, 2012. After thirteen months of ownership, the Latrobe results remain strong and we continue to exceed our plan for operational synergies track ahead of our deal economics.  The net accretion from Latrobe’s operating results offset by a higher share count, contributed $0.05 and $0.03 per diluted share for the three months ended March 31, 2013 and 2012, respectively, and $0.17 ad $0.04, respectively, per diluted share for the nine months and nine months ended March 31, 2013 and 2012. This accretion excludes the synergies realized on our existing SAO business.  These measures below have not been determined in accordance with U.S. GAAP. See further discussion of these measures in the “Non-GAAP Financial Measures” discussion below.

Operating Performance Overview

For the quarter ended March 31, 2013, we reported net income attributable to Carpenter of $32.9 million, or $0.62 per diluted share, compared with income attributable to Carpenter for the same period a year earlier of $33.0 million, or $0.69 per diluted share. Our recent third quarter had gains and challenges. We achieved solid growth in the aerospace and energy markets. However, increased customer deferrals during our recent third quarter, combined with low sales to distribution customers and a weak defense-related mix, resulted in lower sales and operating income. While the recent pattern of deferrals has slowed and order intake has increased, we now expect our full year earnings to be lower than previously forecasted. At the same time, we completed the successful integration of Latrobe, realizing above plan synergies. In addition, as a result of our recent capital improvement initiatives, we believe that we have the available capacity to realize near-term growth as demand recovers. We expect that this added volume should help to improve our operating margins as we benefit from volume leverage over existing assets. Finally, starting in the second half of fiscal year 2014, our Athens, Alabama facility will add critical hot working capacity for premium products, which is currently a constraint, that we believe will enable longer-term profitable growth.

There are several initiatives that have impacted our results this fiscal year, including costs associated with the following:  (i.) the start-up of our Athens, Alabama premium products manufacturing facility, (ii.) manufacturing footprint optimization opportunities, and (iii.) an inventory reduction initiative. See below for further discussion of these costs. During the three months and nine months ended March 31, 2013, these initiatives impacted our operating margin excluding surcharge by 0.9 percent ($4.3 million) and 0.6 percent ($8.5 million), respectively and negatively impacted our diluted earnings per share by $0.05 per diluted share and $0.10 per diluted share, respectively.

In the first quarter of fiscal year 2012, we announced our plans to construct a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014.  The facility is being built on a 230 acre greenfield site located in Athens, Alabama at a total cost of approximately $500 million.  The new facility will include forge, re-melting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products. During the three months and nine months ended March 31, 2013, we incurred facility start-up costs of $1.4 million and $3.7 million, respectively. We currently expect that the facility startup costs will amount to approximately $5.5 million in fiscal year 2013.

We are currently evaluating opportunities with respect to manufacturing footprint optimization principally as a result of the Latrobe Acquisition and other changes we believe are necessary to manage our business as an integrated steel mill operation.  Total costs incurred in connection with the footprint optimization were approximately $2.0 million and $2.3 million, respectively, during the three months and nine months ended March 31, 2013.  These costs consist of severances associated with headcount reductions and asset write-offs related to footprint optimization activities to date.  We are currently evaluating other consolidation and restructuring opportunities related to the Latrobe acquisition and in response to current economic conditions.

In connection with the Latrobe Acquisition, we initiated a third party consulting study to identify opportunities to potentially reduce inventory levels across our integrated mill system, including Latrobe. Our inventory turns performance is below average as compared with peers in our industry, with Latrobe at even lower average turns than our SAO business. The consulting study was completed in the quarter ended March 31, 2013 and we believe there are potential opportunities to reduce inventory levels and improve our inventory turns performance from historical levels.  During the three months and nine months ended March 31, 2013, we incurred $0.9 million and $2.5 million, respectively, of costs associated with the inventory reduction initiative which consists of consulting costs associated with the study.    During the three months ended March 31, 2013, we reduced inventory levels by $47.1 million as a result of efforts by the manufacturing team to implement efficiencies throughout the integrated mill system. We expect to see further improvements over the next several quarters as production levels pick up.

Results of Operations – Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Net Sales

Net sales for the three months ended March 31, 2013 were $581.4 million, which was an 8 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 12 percent. Overall, pounds shipped were 13 percent higher than the third fiscal quarter a year ago. The overall increase is primarily attributable to the inclusion of the Latrobe business during the current quarter as compared to only one month in the prior year’s quarter.  Net sales excluding surcharge revenues in our SAO segment decreased 4 percent on 4 percent lower volume, while net sales excluding surcharge revenues in our PEP segment remained flat on 4 percent lower shipment volume. The results reflect our continued deliberate actions to grow premium products and ultra-premium products.

Geographically, sales outside the United States remained flat from the same period a year ago at $179.2 million.  International growth was led by growth in Middle East sales offset by decreases in Mexico and Asia Pacific.  Total international sales in the quarter represented 31 percent of total net sales, compared with 33 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$273.9	$240.5	$33.4	14%
Industrial and consumer	124.9	128.7	(3.8)	(3)
Energy	82.9	68.6	14.3	21
Medical	27.6	37.8	(10.2)	(27)
Transportation	36.9	38.2	(1.3)	(3)
Distribution	35.2	26.1	9.1	35
Total net sales	$581.4	$539.9	$41.5	8%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$214.7	$178.3	$36.4	20%
Industrial and consumer	97.1	95.0	2.1	2
Energy	71.0	57.2	13.8	24
Medical	25.3	34.1	(8.8)	(26)
Transportation	28.4	28.5	(0.1)	(0)
Distribution	34.7	25.9	8.8	34
Total net sales excluding surcharge revenues	$471.2	$419.0	$52.2	12%

Sales to the aerospace and defense market increased 14 percent from the third quarter a year ago to $273.9 million. Excluding surcharge revenue, sales increased 20 percent from the third quarter a year ago on 46 percent higher shipment volume.  Aircraft build rate increases drove growth for engine-related materials and titanium fasteners.  The addition of the Latrobe aerospace products also contributed to the year-over-year growth. The demand and mix for premium and ultra-premium nickel and stainless fasteners, and structural materials was down compared to third quarter a year ago.  We attribute these reductions to distribution destocking and demand uncertainty related to sequestration.

Industrial and consumer market sales decreased 3 percent from the third quarter a year ago to $124.9 million. Excluding surcharge revenue, sales increased 2 percent on a 1 percent increase in shipment volume.  The low growth rate is largely attributable to reduced infrastructure project activity and a decrease in distribution demand.  Demand for higher value fitting and valves show signs of strengthening.  The inclusion of the Latrobe business contributed to year over year growth.

Sales to the energy market of $82.9 million reflected a 21 percent increase from the third quarter a year ago. Excluding surcharge revenue, sales increased 24 percent from a year ago on lower shipment volume of 9 percent.  Demand growth for ultra-premium material used in oil and gas applications was more than offset by weaker demand for power generation materials.  The results also reflect lower sales in our Amega West business due to reduced rig count activity and supply chain inventory destocking in the current quarter as compared with the same period a year ago.

Sales to the medical market decreased 27 percent from a year ago to $27.6 million. Excluding surcharge revenue, sales decreased 26 percent on lower shipment volume of 9 percent. As largely seen in the PEP segment results, continued inventory destocking within the titanium distribution supply chain is being influenced by falling titanium prices.

Transportation market sales decreased 3 percent from the third quarter a year ago to $36.9 million. Excluding surcharge revenue, sales remained flat on 2 percent lower shipment volume from the third quarter a year ago.  Increasing North American fuel efficiency standards require automobiles to become lighter and engines to operate at higher temperatures.  These design specifications continued to create demand for higher-value materials used for turbo-charger, gasket, valve and fuel system applications which was offset by lower demand in the region due to low European build rates.

Distribution sales increased 35 percent from the third quarter a year ago to $35.2 million. Excluding surcharge revenue, sales increased 34 percent from the third quarter a year ago. The increase is primarily attributable to the addition of the Latrobe distribution business, which globally sources and distributes tool steels, corrosion resistant steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$254.2	$253.9	$0.3	0%
Stainless steels	164.8	166.2	(1.4)	(1)
Alloy and Tool steel	67.0	29.5	37.5	127
Titanium products	36.3	38.0	(1.7)	(4)
Powder metals	15.5	15.3	0.2	1
Distribution and other	43.6	37.0	6.6	18
Total net sales	$581.4	$539.9	$41.5	8%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$182.6	$173.9	$8.7	5%
Stainless steels	139.6	133.1	6.5	5
Alloy and Tool steel	55.6	23.5	32.1	137
Titanium products	36.3	37.9	(1.6)	(4)
Powder metals	14.4	14.2	0.2	1
Distribution and other	42.7	36.4	6.3	17
Total net sales excluding surcharge revenues	$471.2	$419.0	$52.2	12%

Sales of special alloys products remained flat from a year ago at $254.2 million. Excluding surcharge revenues, sales increased 5 percent on a 4 percent increase in shipment volume.

Sales of stainless steels decreased 1 percent from a year ago to $164.8 million. Excluding surcharge revenues, sales increased 5 percent on 2 percent lower shipment volume.

Sales of alloy and tool steels increased 127 percent from a year ago to $67.0 million. Excluding surcharge revenues, sales increased 137 percent on a similar significant increase in shipment volumes. The results principally reflect the addition of the Latrobe business.

Sales of titanium products decreased 4 percent from a year ago to $36.3 million on 1 percent higher volume.  The results reflect lower demand in the titanium distributor channel, including sales to the medical market.

Sales of powder metals increased 1 percent from a year ago to $15.5 million on a 2 percent decrease in shipment volume.

Gross Profit

Our gross profit in the third quarter decreased 4 percent to $101.0 million, or 17.4 percent of net sales (21.4 percent of net sales excluding surcharges), as compared with $105.1 million, or 19.5 percent of net sales (25.1 percent of net sales excluding surcharges), in the same quarter a year ago.  The gross profit in this year’s third quarter was affected by a weaker mix and lower volumes in our SAO segment associated with in-quarter customer deferrals.  The lower volumes lead to less manufacturing cost absorption as compared with the same period a year ago. These impacts were partially offset by the full quarter addition of Latrobe in this year’s third quarter as compared with only one month in the prior year period.

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

	Three Months Ended
	March 31,
($ in millions)	2013	2012
Net sales	$581.4	$539.9
Less: surcharge revenue	110.2	120.9
Net sales excluding surcharge revenues	$471.2	$419.0

Gross profit	$101.0	$105.1

Gross margin	17.4%	19.5%

Gross margin excluding dilutive effect of surcharge revenues	21.4%	25.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $48.0 million were 8.3 percent of net sales (10.2 percent of net sales excluding surcharges) as compared with $41.5 million or 7.7 percent of net sales (9.9 percent of net sales excluding surcharges) in the same quarter a year ago.  The increase principally reflects the inclusion of Latrobe overhead costs as well as increases in net pension expense as compared with the prior year period.

Acquisition-Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $7.9 million of acquisition-related costs during the three months ended March 31, 2012. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition.

Operating Income

Our operating income in the recent third quarter was $53.0 million as compared with $55.7 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, and acquisition-related costs operating margin was 12.9 percent for the current quarter as compared with 14.2 percent a year ago.  The three months ended March 31, 2012 included $7.9 million of acquisition-related costs associated with the Latrobe Acquisition.

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

	Three Months Ended
($ in millions)	March 31,
	2013	2012
Net sales	$581.4	$539.9
Less: surcharge revenue	110.2	120.9
Net sales excluding surcharges	$471.2	$419.0

Operating income	$53.0	$55.7
Add back: pension EID expense	8.0	3.8
Operating income excluding pension EID expense	$61.0	$59.5

Operating margin excluding surcharges and pension EID expense	12.9%	14.2%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted operating margin, excluding surcharges, by 70 basis points during the recent third quarter and negatively impacted our operating margin, excluding surcharges, by 40 basis points during the prior year’s third quarter.

Interest Expense

Interest expense for the quarter was $5.0 million compared with $5.6 million in the year-ago period due to $1.1 million in additional interest expense associated with the $300 million debt issuance completed during the current quarter. This additional interest expense was more than offset by the impact of capitalized interest in connection with increased spending attributable to the ongoing construction project at our Alabama manufacturing plant.

Other Income, Net

Other income was $1.2 million for the recent quarter compared to $1.7 million in the third quarter a year ago due to lower equity in earnings from our joint venture.

Income Taxes

Income taxes in the recent third quarter were $16.3 million, or 33.1 percent of pre-tax income versus $18.8 million, or 36.3 percent of pre-tax income in the same quarter a year ago. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively extended the research and development credit as well as bonus depreciation.  As a result, we recorded tax benefits of $1.7 million in the third quarter. In addition, our recent third quarter tax provision includes $2.9 million of unfavorable impacts associated with the Company’s plans to make certain discretionary pension contributions.  The prior year period was negatively impacted by a state tax exposure and non-deductible acquisition related expenses associated with the Latrobe Acquisition.

Business Segment Results

We have three reportable business segments: Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended			%
	March 31,		Increase	Increase
(Pounds sold, in thousands)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	53,202	55,552	(2,350)	(4)%
Latrobe	17,946	5,994	11,952	199
Performance Engineered Products	3,338	3,470	(132)	(4)
Intersegment	(2,718)	(1,580)	(1,138)	(72)
Consolidated pounds sold	71,768	63,436	8,332	13%

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$392.8	$426.0	$(33.2)	(8)%
Latrobe	129.5	51.5	78.0	151
Performance Engineered Products	90.4	90.8	(0.4)	-
Intersegment	(31.3)	(28.4)	(2.9)	(10)
Total net sales	$581.4	$539.9	$41.5	8%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$297.6	$309.7	$(12.1)	(4)%
Latrobe	114.1	45.3	68.8	152
Performance Engineered Products	89.2	89.6	(0.4)	-
Intersegment	(29.7)	(25.6)	(4.1)	(16)
Total net sales excluding surcharge revenues	$471.2	$419.0	$52.2	12%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2013 for the SAO segment decreased 8 percent to $392.8 million, as compared with $426.0 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 4 percent on 4 percent lower shipment volume from a year ago. The decrease is principally due to the impact of lower order intake in the recent third quarter.

Operating income for the SAO segment was $48.8 million or 12.4 percent of net sales (16.4 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $66.7 million or 15.7 percent of net sales (21.5 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects the impacts of a weaker product mix in the current third quarter as well as increased manufacturing costs related to lower production levels.

Latrobe Segment

Net sales for the quarter ended March 31, 2013 for the Latrobe segment were $129.5 million, as compared with $51.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales were $114.1 million in the current quarter. The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end-use markets as well as distribution.  Demand for Aerospace materials remained solid during the recent third quarter as compared to a year ago.

Operating income for the Latrobe segment was $12.3 million or 9.5 percent of net sales (10.8 percent of net sales excluding surcharge revenue) in the quarter ended March 31, 2013 as compared with $2.1 million or 4.1 percent of net sales (4.6 percent of net sales excluding surcharge revenue) in the year ago period. The Latrobe business continues to outperform expectations reflecting strong progress on the operational synergies. Since the acquisition, recent investments in operational enhancements have  improved nickel-based alloy production. The results in the current third quarter include $1.4 million of charges associated with footprint optimization opportunities, which are discussed in more detail in the “Operating Performance Overview” discussion above.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2013 for the PEP segment were flat at $90.4 million, as compared with $90.8 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $89.2 million remained flat from a year ago.  The results reflects continued softness in demand and net sales offset by the inclusion of the Specialty Steel Supply business acquired in connection with the Latrobe Acquisition.

Operating income for the PEP segment was $10.0 million or 11.1 percent of net sales (11.2 percent of net sales excluding surcharge revenue) in the recent third quarter, compared with $10.6 million or 11.7 percent of net sales (11.8 percent of net sales excluding surcharge revenue) in the same quarter a year ago.

Results of Operations – Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012

Net Sales

Net sales for the nine months ended March 31, 2013 were $1,659.9 million, which was a 20 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 26 percent. Overall, pounds shipped were 24 percent higher than the same period a year ago.  Excluding the Latrobe impact, net sales excluding surcharge revenues for the nine months ended March 31, 2013 increased 4 percent on 1 percent higher volume.  Net sales excluding surcharge revenues in our SAO segment increase 6 percent on 1 percent higher volume, while net sales excluding surcharge revenues in our PEP segment increased 10 percent on 4 percent lower shipment volume.

Geographically, sales outside the United States increased 9 percent from the same period a year ago to $501.1 million.  International growth was led by 18 percent growth in Asia Pacific sales, 21 percent increase in Canada sales and 4 percent increase in Europe.  Growth in Asia-Pacific was led by sales into aerospace and energy end markets.  Growth in Canada and Europe was led by increased demand for materials used for aerospace and oil and gas applications.  Total international sales in the quarter represented 30 percent of total net sales, compared with 33 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for our estimated sales by end-use markets:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$776.9	$607.4	$169.5	28%
Industrial and consumer	350.5	339.2	11.3	3
Energy	239.7	189.1	50.6	27
Transportation	103.1	101.0	2.1	2
Medical	84.7	102.7	(18.0)	(18)
Distribution	105.0	45.7	59.3	130
Total net sales	$1,659.9	$1,385.1	$274.8	20%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$604.4	$449.4	$155.0	34%
Industrial and consumer	269.1	244.2	24.9	10
Energy	209.4	159.3	50.1	31
Transportation	78.8	73.0	5.8	8
Medical	77.3	91.5	(14.2)	(16)
Distribution	103.6	45.5	58.1	128
Total net sales excluding surcharge revenues	$1,342.6	$1,062.9	$279.7	26%

Sales to the aerospace and defense market increased 28 percent from the same period a year ago to $776.9 million. Excluding surcharge revenue, sales increased 34 percent from the same period a year ago on 72 percent higher shipment volume (or up 10 percent on 9 percent higher shipment volume excluding Latrobe).  Aerospace growth continues to reflect strong demand for premium and ultra-premium products.  Increased demand for super-alloy engine materials is being driven by the higher build rate and initial pull through for new engine programs.  Sales of our Custom-series stainless alloys and the addition of Latrobe’s structural, bearing and other complementary products also contributed to the year-to-year growth rate.

Industrial and consumer market sales increased 3 percent from the same period a year ago to $350.5 million. Excluding surcharge revenue, sales increased 10 percent on a 7 percent increase in shipment volume (or up 1 percent on 2 percent lower shipment volume excluding Latrobe).  Although this market is more sensitive to economic uncertainty, our strategy has been to focus on specialized, high value niche applications with strategically important customers.  This strategy offsets softness in more commodity type products and distributor channel sales.

Sales to the energy market of $239.7 million reflected a 27 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 31 percent from a year ago on higher shipment volume of 9 percent (or up 3 percent on 2 percent higher volume excluding impact of the Latrobe businesses).  While North American rig activity has been slow, demand for Carpenter materials used in oil and gas drilling increased as Amega West remained strong by expanding its footprint and gaining share. Market trends supporting increased use of industrial gas turbines are pointing toward anticipated strong third half growth in that sector after temporary slowness in this area.

Sales to the medical market decreased 18 percent from a year ago to $84.7 million. Excluding surcharge revenue, sales decreased 16 percent on lower shipment volume of 14 percent (or down 16 percent on 14 percent lower volume excluding the impact of Latrobe). The results reflect revenue decrease attributable to continued inventory destocking within the titanium distribution supply chain which is being influenced by falling titanium prices.  In addition, uncertainty and economic sentiment is affecting short term demand.  Longer term, Carpenter remains well positioned to support the anticipated positive demand trend for medical market materials.

Transportation market sales increased 2 percent from the same period a year ago to $103.1 million. Excluding surcharge revenue, sales increased 8 percent on flat shipment volume (or up 6 percent on 1 percent lower volume without Latrobe) from the same period a year ago.  Revenue growth in excess of volume growth reflects our continued focus on high-end specialty automotive applications required to meet increasing fuel efficiency standards.  Demand continues to grow for high value materials required in turbo-charger, gaskets and fuel system applications.  In addition, commodity stainless steel materials are being replaced by higher value nickel based alloys for engine valve applications to support higher operating temperatures.  The recent announcement with United States Steel to develop additional high volume transportation applications from Carpenter’s proprietary high-strength, low weight alloy, Temper ToughTM, further demonstrates the strong growth opportunities within this end-market.

Distribution sales increased 130 percent from the same period a year ago to $105.0 million. Excluding surcharge revenue, sales increased 128 percent from a year ago. The increase is primarily attributable to the addition of the Latrobe distribution business, which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$716.1	$655.6	$60.5	9%
Stainless steels	470.6	457.3	13.3	3
Alloy and Tool steel	189.4	41.5	147.9	356
Titanium products	112.6	113.3	(0.7)	(1)
Powder metals	44.8	46.5	(1.7)	(4)
Distribution and other	126.4	70.9	55.5	78
Total net sales	$1,659.9	$1,385.1	$274.8	20%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$509.0	$438.2	$70.8	16%
Stainless steels	399.8	365.4	34.4	9
Alloy and Tool steel	155.7	32.8	122.9	375
Titanium products	112.6	113.3	(0.7)	(1)
Powder metals	41.4	43.1	(1.7)	(4)
Distribution and other	124.1	70.1	54.0	77
Total net sales excluding surcharge revenues	$1,342.6	$1,062.9	$279.7	26%

Sales of special alloys products increased 9 percent from a year ago to $716.1 million. Excluding surcharge revenues, sales increased 16 percent on a 9 percent increase in shipment volume (or up 11 percent on 8 percent higher volume without Latrobe). The results for the period reflect overall sales increases in our higher value alloys used in the aerospace and energy markets.

Sales of stainless steels increased 3 percent from a year ago to $470.6 million. Excluding surcharge revenues, sales increased 9 percent on 4 percent higher shipment volume (or down 2 percent on 2 percent lower volume without Latrobe).

Sales of alloy and tool steel increased 356 percent from a year ago to $189.4 million. Excluding surcharge revenues, sales increased 375 percent on a similar significant increase in shipment volumes. The results principally reflect the addition of the Latrobe business.

Sales of titanium products remained relatively flat from a year ago to $112.6 million on 3 percent lower volume.  The results reflect some weakening demand in the titanium distributor channel, including the medical end-use market.

Sales of powder metals decreased 4 percent from a year ago to $44.8 million on an 8 percent decrease in shipment volume. The results reflect the impacts of continued weakness in Europe and other lower value parts of the portfolio.

Gross Profit

Our gross profit in the nine months ended March 31, 2013 increased 16 percent to $313.0 million, or 18.9 percent of net sales (23.3 percent of net sales excluding surcharges), as compared with $270.6 million, or 19.5 percent of net sales (25.5 percent of net sales excluding surcharges), in the same period a year ago.  The higher gross profit in the nine months ended March 31, 2013 was driven by the addition of Latrobe and increased volume offset by the impacts of higher manufacturing costs due to lower production levels.

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

	Nine Months Ended
	March 31,
($ in millions)	2013	2012
Net sales	$1,659.9	$1,385.1
Less: surcharge revenue	317.3	322.2
Net sales excluding surcharges	$1,342.6	$1,062.9

Gross profit	$313.0	$270.6

Gross margin	18.9%	19.5%

Gross margin excluding dilutive effect of surcharges	23.3%	25.5%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $145.7 million were 8.8 percent of net sales (10.9 percent of net sales excluding surcharges) as compared with $115.3 million or 8.3 percent of net sales (10.8 percent of net sales excluding surcharges) in the same period a year ago.  The increase principally reflects the inclusion of selling, general and administrative costs associated with Latrobe overhead costs as well as increases in net pension expense as compared with the prior year period.

Acquisition-Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $11.7 million of acquisition-related costs during the nine months ended March 31, 2012. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition.

Operating Income

Our operating income in the recent nine months ended March 31, 2013 increased to $167.3 million as compared with $143.6 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals and acquisition-related costs, operating margin was 14.2 percent for the nine months ended March 31, 2013 as compared with 14.6 percent a year ago.

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

	Nine Months Ended
($ in millions)	March 31,
	2013	2012
Net sales	$1,659.9	$1,385.1
Less: surcharge revenue	317.3	322.2
Net sales excluding surcharges	$1,342.6	$1,062.9

Operating income	$167.3	$143.6
Add back: pension EID expense	23.9	11.1
Operating income excluding pension EID expense	$191.2	$154.7

Operating margin excluding surcharges and pension EID expense	14.2%	14.6%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted operating margin, excluding surcharges, by 10 basis points during both the recent period and the prior year’s period.

Interest Expense

Interest expense for the nine months ended March 31, 2013 was $14.7 million compared with $18.4 million in the year-ago period resulting in an increase in the amount of interest capitalized associated with ongoing construction projects during fiscal year 2013.

Other Income, Net

Other income was $5.2 million for the nine months ended compared with other expense of $1.4 million in the same period a year ago, due to the $1.9 million gain recorded in connection with the dissolution of the Sandvik strategic partnership as well as the increased gains in investments associated supporting certain employee benefit plans during the nine months ended March 31, 2013 as compared to the prior year period.

Income Taxes

Income taxes in the nine months ended March 31, 2013 were $52.2 million, or 33.1 percent of pre-tax income versus $46.0 million, or 36.3 percent of pre-tax income for the nine months ended March 31, 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively extended the research and development tax credit as well as bonus depreciation.  As a result, we recorded tax benefits of $1.7 million in the third quarter of fiscal year 2013.  In addition, the current period tax provision includes $2.9 million of unfavorable impacts associated with the Company’s plans to make certain discretionary pension contributions.  The prior year period was negatively impacted by a state tax exposure and non-deductible acquisition related expenses associated with the Latrobe Acquisition.

Business Segment Results

We have three reportable business segments: Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Nine Months Ended			%
	March 31,		Increase	Increase
(Pounds sold, in thousands)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	147,986	146,840	1,146	1%
Latrobe	48,518	5,994	42,524	709
Performance Engineered Products	9,950	10,342	(392)	(4)
Intersegment	(8,090)	(3,672)	(4,418)	120
Consolidated pounds sold	198,364	159,504	38,860	24%

The following table includes comparative information for net sales by business segment:

	Nine Months Ended		$
	March 31,		Increase	%
($ in millions)	2013	2012	(Decrease)	Increase
Specialty Alloys Operations	$1,122.8	$1,122.2	$0.6	0%
Latrobe	365.3	71.1	294.2	414
Performance Engineered Products	282.0	257.4	24.6	10
Intersegment	(110.2)	(65.6)	(44.6)	68
Total net sales	$1,659.9	$1,385.1	$274.8	20%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Nine Months Ended		$
	March 31,		Increase	%
($ in millions)	2013	2012	(Decrease)	Increase
Specialty Alloys Operations	$847.6	$802.3	$45.3	6%
Latrobe	321.7	65.0	256.7	395
Performance Engineered Products	278.6	253.8	24.8	10
Intersegment	(105.3)	(58.2)	(47.1)	81
Total net sales excluding surcharge revenues	$1,342.6	$1,062.9	$279.7	26%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2013 for the SAO segment remained flat at $1,122.8 compared with $1,122.2 million in the same period a year ago. Excluding surcharge revenue, net sales increased 6 percent on 1 percent higher shipment volume from a year ago. Most of the growth in the current period was attributable to our highest value ultra-premium products.

Operating income for the SAO segment was $152.9 million or 13.6 percent of net sales (18.0 percent of net sales excluding surcharge revenue) in the recent nine month period, as compared with $163.9 million or 14.6 percent of net sales (20.4 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects the impacts of our mix management actions, which are more than offset by the increased manufacturing costs associated with lower production levels in the second and third quarters of fiscal year 2013.

Latrobe Segment

Net sales for the nine months ended March 31, 2013 for the Latrobe segment were $365.3 million, as compared with $71.1 million in the same period a year ago. Excluding surcharge revenue, net sales were $321.7 million in the current nine month period. The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end-use markets as well as distribution.

Operating income for the Latrobe segment was $41.2 million or 11.3 percent of net sales (12.8 percent of net sales excluding surcharge revenue) in the nine month period March 31, 2013 as compared with $3.4 million or 4.8 percent of net sales (5.2 percent of net sales excluding surcharge revenue) in the same period a year ago. Latrobe continues to perform ahead of the projected deal economics and significantly above expectations with strong progress on the operational synergies.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2013 for the PEP segment increased 10 percent to $282.0 million, as compared with $257.4 million in the same period a year ago. Excluding surcharge revenue, net sales increased 10 percent from a year ago. The increase in net sales is principally due the contribution of the SSS business that was acquired as part of the Latrobe acquisition.

Operating income for the PEP segment was $30.4 million or 10.8 percent of net sales (10.9 percent of net sales excluding surcharge revenue) in the recent nine months ended March 31, 2013, compared with $32.8 million or 12.7 percent of net sales (12.9 percent of net sales excluding surcharge revenue) in the same period a year ago.  The results largely reflect the inclusion of SSS more than offset by some weakening of demand in the titanium distributor channel including medical, continued weakness in Europe and other lower value parts of the portfolio.

Liquidity and Financial Condition

During the nine months ended March 31, 2013, our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $220.6 million as compared to negative $95.9 million for the same period a year ago. The negative free cash flow in the nine months ended March 31, 2013 reflects the strong net income offset by higher capital spending, largely related to the Athens, Alabama facility construction, pension contributions and increased working capital levels.  Pension contributions were $143.3 million for the nine months ended March 31, 2013 as compared to $19.3 million in the same period a year ago.  In addition, capital expenditures for plant, equipment and software were $223.5 million for the nine months ended March 31, 2013, as compared with $107.3 million for the same period a year ago. The increase in capital spending principally reflects the spending associated with our premium products greenfield expansion project in Alabama.  We expect to finish the fiscal year with about $350.0 million of capital expenditures.

Dividends during the nine months ended March 31, 2013 were $28.7 million as compared to $24.2 million in the nine months ended March 31, 2012 and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $294.7 million as of March 31, 2013, together with cash generated from operations and available borrowing capacity of approximately $342.8 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.  From time to time, during fiscal year 2013 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to March 31, 2013. The weighted average daily borrowing under the Credit Agreement during the quarter ended March 31, 2013 was approximately $34.9 million with daily outstanding borrowing ranging from $0.0 million to $45.0 million during the period.

We continue to look at options to proactively deal with pension plan funding impacts as well as the earnings impacts associated with our pension plans. During the nine months ended March 31, 2013, we made $143.3 million in cash contributions to our pension plans, including $75 million of discretionary contributions made in our recent third quarter, and expect to make approximately $90.0 million of cash contributions to the pension plans for the remainder of fiscal year 2013.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $350.0 million and expires in June 2016.  As of March 31, 2013, we had $7.2 million of issued letters of credit under the Credit Agreement.  The balance of the Credit Agreement ($342.8 million) remains available to us.  As of March 31, 2013, we had total liquidity of approximately $638 million, of which we expect to fund the maturity of $100.0 million of long-term debt in May 2013, if necessary. We also evaluate liquidity needs for alternative uses including funding external growth opportunities and pension plan contributions as well as funding consistent dividend payments to stockholders.

As of March 31, 2013, we had cash and cash equivalents of approximately $80 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.  We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

On February 26, 2013, we issued $300 million of 4.450% senior notes due 2023. We expect to use the net proceeds to repay $100 million in principal amount of the unsecured notes, which were issued at a 6.635% interest rate and are due May 2013. We intend to use the remaining proceeds from the issuance for general corporate purposes, which may include discretionary pension contributions, additions to working capital, capital expenditures, repayment of debt, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 as of March 31, 2013). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of March 31, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of March 31, 2013:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.5 to 1.0 (minimum)	20.66 to 1.0
Consolidated debt to capital	55% (maximum)	37%

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

Net Pension Expense per Diluted Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share data)	March 31,		March 31,
	2013	2012	2013	2012
Pension plans expense	$15.1	$9.7	$44.7	$28.4
Other postretirement benefit plans expense	2.3	0.9	7.0	1.9
	17.4	10.6	51.7	30.3
Income tax benefit	(6.1)	(4.0)	(18.1)	(11.5)
Net pension expense	$11.3	$6.6	$33.6	$18.8

Weighted average diluted common shares	53.5	47.9	53.4	46.0

Net pension expense per diluted share	$0.21	$0.14	$0.63	$0.41

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended
	March 31,
($ in millions)	2013	2012

Net cash provided from operating activities	$31.7	$47.9
Purchases of property, equipment, and software	(223.5)	(107.3)
Proceeds from disposals of property and equipment	0.4	0.6
Purchase of subsidiary shares from noncontrolling interest	(8.4)	-
Proceeds from sale of equity method investment	7.9	-
Acquisition of business, net of cash acquired	-	(12.9)
Dividends paid	(28.7)	(24.2)
Free cash flow	$(220.6)	$(95.9)

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

	Three Months Ended March 31,		Nine Months Ended March 31,

(in millions, except per share data)	2013	2012	2013	2012

Net income attributable to Carpenter before adjusted	$12.3	$2.1	$41.2	$3.4
Specialty Steel Supply operating income included in Performance Engineered Products segment results	0.9	0.8	3.6	0.8
Inventory fair value cost adjustments included in Latrobe segment income	-	2.9	-	2.9
Carpenter distribution business operating (loss) income in Mexico included in Latrobe segment results	0.3	(0.5)	(0.6)	(1.8)
Latrobe pension EID included in pension EID expense	(0.6)	(0.2)	(1.8)	(0.2)
Adjusted Latrobe operating results before income taxes	12.9	5.1	42.4	5.1
Income taxes	(4.5)	(1.7)	(14.8)	(1.7)
Adjusted Latrobe operating results	$8.4	$3.4	$27.6	$3.4

Adjusted Latrobe operating results per diluted share	$0.16	$0.07	$0.52	$0.07
Dilutive impact of shares issued in connection with the Latrobe acquisition*	(0.11)	(0.04)	(0.35)	(0.03)

Net accretion from Latrobe’s operating results**	$0.05	$0.03	0.17	$0.04

Weighted average diluted shares outstanding	53.5	47.9	53.4	46.0

*

In connection with the Latrobe Acquisition, Carpenter issued shares of common stock to the former owners which resulted in an additional 8.1 million, 2.7 million, 8.1 million and 0.9 million weighted average shares during the three months and nine months ended March 31, 2013 and 2012, respectively.

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

IMPACTS OF FACILITY START-UP, MANUFACTURING FOOTPRINT OPTIMIZATION AND INVENTORY REDUCTION INITIATIVE COSTS	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Facility start-up costs	$1.4	$-	$3.7	$-
Manufacturing footprint optimization costs	2.0	-	2.3	-
Inventory reduction initiative costs	0.9	-	2.5	-
Operating income impact	$4.3	$-	$8.5	$-

Consolidated net sales excluding surcharges	$471.2	$419.0	$1,342.6	$1,062.9

Impact of facility start-up, manufacturing footprint optimization and inventory reduction initiative costs on operating margin excluding surcharges	0.9%	0.0%	0.6%	0.0%

Operating income impact	$4.3	$-	$8.5	$-
Income tax benefit	(1.5)	-	(3.0)	-
Net income impact	$2.8	$-	$5.5	$-

Impact per diluted share	$0.05	$-	$0.10	$-

Weighted average diluted shares outstanding	53.5	47.9	53.4	46.0

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months and nine months ended March 31, 2013, there were no changes to the environmental liability.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at March 31, 2013 and June 30, 2012, were $4.9 million.

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

Boarhead Farms

In June 2002, we were named as a defendant in a lawsuit filed by a group of plaintiffs in the District Court for the Eastern District of Pennsylvania titled Boarhead Farm Agreement Group v. Advanced Environmental Technology Corporation et. al. (since amended to include the individual members).  The suit alleged that we and the other named defendants contributed to damages caused at Boarhead Farms, a Superfund site located in Bridgeton, Pennsylvania. The Boarhead Farms site was the home of a now defunct chemical and waste hauling company that we and many other companies engaged to dispose of certain wastes during the 1970’s. The plaintiff group was individually named as PRP’s for the Boarhead site in the Environmental Protection Agency’s “Record of Decision” in November 1998. Their June of 2002 lawsuit against various defendants, including Carpenter, sought contributions for a portion of costs incurred for various site cleanup activities as well as contributions to future cleanup efforts.  The suit went to trial in June 2008.  Prior to trial, all of the named co-defendants, except for Carpenter, reached an out of court settlement with the plaintiffs.  We denied the claims made by the plaintiff group. On August 18, 2008, the Court awarded the plaintiffs judgment against us for 80 percent of the plaintiffs’ past costs of remediating the site, including prejudgment interest from June 18, 2002 to January 1, 2008, and held us liable for 80 percent of future costs of the cleanup activities at the site. We appealed the Court’s decision and oral arguments took place before the United States Court of Appeals for the Third Circuit on December 17, 2009. On April 12, 2010, the Court of Appeals for the Third Circuit vacated the previous judgment by the District Court and remanded the case for further proceedings. On July 19, 2011, we entered into a settlement agreement providing for a dismissal of the lawsuit against us and a complete release in our favor by all parties to the litigation, in exchange for a payment by us of $21.8 million which we paid during in September 2011. We expect that no additional material liabilities will be incurred related to this matter.

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that had been divested.  Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit in March 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not responded to the voluntary disclosure.  The applicable statute of limitations for this matter has expired. As a result, we have not recorded any liability for potential penalties as of March 31, 2013 and do not expect to incur any liabilities related to this matter.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in our 2012 Form 10-K.  They include but are not limited to: (1) expectations with respect to the synergies, costs and other anticipated financial impacts of the Latrobe Acquisition could differ from actual synergies realized, costs incurred and financial impacts experienced as a result of the transaction; (2) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace and defense, industrial and consumer, medical, transportation and energy, or other influences on our business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (3) our ability to achieve cost savings, productivity improvements or process changes; (4) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (5) domestic and foreign excess manufacturing capacity for certain metals; (6) fluctuations in currency exchange rates; (7) the degree of success of government trade actions; (8) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; (9) possible labor disputes or work stoppages; (10) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (11) the ability to successfully acquire and integrate acquisitions, including the Latrobe Acquisition; (12) the availability of credit facilities to and other financing sources to us, our customers or other members of the supply chain; (13) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (14) the fact that our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania for which there may be limited alternatives if there are significant equipment failures or catastrophic event; and (15) the fact that our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2013, we had approximately $40.8 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 71 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2013 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.  Assuming either of the following occurred on March 31, 2013, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.  Controls and Procedures

(a)        Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)        Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description

4.1	Third Supplemental Indenture is incorporated herein by reference to Exhibit 4.1 of Carpenter’s Current Report on Form 8-K filed February 26, 2013.

4.2	Form of 4.450% Senior Notes due 2023 is incorporated herein by reference to Exhibit 4.2 of Carpenter’s Current Report on Form 8-K filed February 26, 2013

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

32

Certification of Chief Executive Officer and Vice President and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: May 3, 2013	/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and
Chief Financial Officer

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
101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.