Form 10-K
period 2013-06-30
CARPENTER TECHNOLOGY CORP
filed 2013-08-23
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Yes ☐  No ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2012 was $2,582,079,427, based on the closing price per share of the registrant’s common stock on that date of $51.63 as reported on the New York Stock Exchange.

As of August 14, 2013, 52,880,099 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2013 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

We provide material solutions to the changing needs of the aerospace and defense, energy, transportation, medical, industrial and consumer industries.  We have continued to increase our global manufacturing capacity as well as expand our operations to provide customers with solutions to today’s changing materials challenges. We acquired Latrobe Specialty Metals, Inc. (“Latrobe”) in February 2012 and Amega West Services, LLC, (“Amega West”) in December 2010. Latrobe manufactures high-performance materials for aerospace and defense, energy, and other applications. Amega West manufactures and rents down hole drilling tools and components for the oil and gas industry.

We have started construction of a new 400,000 square foot state-of-the-art manufacturing facility in response to strong customer demand for premium products primarily in the fast-growing aerospace and defense, and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014.  The facility is being built on a 230 acre greenfield site located in Athens, Alabama with the total cost expected of approximately $500 million. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

Reportable Segments

Our reportable segments align with our operating model in which our integrated steel mill operations are managed distinctly from the collection of other differentiated business unit operations. We have three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe and Performance Engineered Products (“PEP”).  For more detailed segment information, including the restatement of corresponding segments for the fiscal years ended June 30 2013 and 2012, please see Note 18 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

The SAO segment, which we also refer to as our mill operations, is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Athens, Alabama.  The combined assets of the SAO operations are managed in an integrated manner to optimize efficiency and profitability across the total system.

The Latrobe segment is comprised of the manufacturing and distribution operations of the Latrobe business acquired effective February 29, 2012. The Latrobe segment provides management with the focus and visibility into the business performance of the acquired operations. The Latrobe segment also includes the results of Carpenter’s distribution business in Mexico.

The PEP segment is comprised of the Company’s differentiated operations.  This includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business and the Specialty Steel Supply distribution business that was acquired in connection with the Latrobe acquisition.  The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

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

Distribution and other —

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

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2013	2012*	2011
September 30,	24%	20%	21%
December 31,	23	21	22
March 31,	26	27	28
June 30,	27	32	29
	100%	100%	100%

* Fiscal year 2012 net sales by quarter reflect the Latrobe acquisition effective February 29, 2012.

(6)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations.  No customers accounted for 10 percent of net sales during fiscal years 2013 and 2012.  One customer, Precision Castparts Corporation (“Precision Castparts”), accounted for 10 percent of our net sales during fiscal year 2011.  The sales to Precision Castparts represent an aggregation of sales to several independently managed Precision Castparts subsidiaries.  See Note 18 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” for additional information.

(7)                Backlog:

As of June 30, 2013, we had a backlog of orders, believed to be firm, of approximately $524 million, substantially all of which is expected to be shipped within fiscal year 2014.  Our backlog as of June 30, 2012 was approximately $896 million.

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

(9)                Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $19.4 million, $20.5 million and $18.9 million in fiscal years 2013, 2012 and 2011, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company.  The ability to commercialize radical new technology to drive the next major increment of organic growth is a key element of our strategic path to success.  Our strong commitment to developing continuous streams of new products to meet customers’ needs has been supported by increased research and development resources and investments over the last several years and by actively acquiring game changing technologies. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements and has led to the establishment of worldwide partnerships for materials and process development and innovation. We believe that the alloys under development will redefine our business in the future.

(10)         Environmental Regulations:

We are subject to various stringent federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Management evaluates the liability for future environmental remediation costs on a quarterly basis.  We accrue amounts for environmental remediation costs representing management’s best estimate of the probable and reasonably estimable costs relating to environmental remediation.  For further information on environmental remediation, see the Contingencies section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

Our costs of maintaining and operating environmental control equipment were $13.7 million, $14.1 million and $12.7 million for fiscal years 2013, 2012 and 2011, respectively.  The capital expenditures for environmental control equipment were $1.6 million, $0.4 million and $0.4 million for fiscal years 2013, 2012 and 2011, respectively.  We anticipate spending approximately $3.8 million on major domestic environmental capital projects over the next five fiscal years.  This includes approximately $2.6 million in fiscal year 2014 and fiscal year 2015.  Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)         Employees:

As of June 30, 2013, our total workforce consisted of approximately 4,800 employees, which included approximately 120 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2013, and approximately 640 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires August 1, 2014.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $696.4 million, $664.5 million and $511.3 million in fiscal years 2013, 2012 and 2011, respectively. Long lived assets held outside of the United States were $25.9 million, $22.9 million and $16.1 million as of June 30, 2013, 2012 and 2011, respectively.  For further information on domestic and international sales, see Note 18 to our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

(e)  Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation, which is also applicable to our other executive officers.  There were no waivers of the Code of Ethics in fiscal year 2013.  The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

The Latrobe acquisition involved the integration of Latrobe’s operations with our existing operations, and there are uncertainties inherent in such an integration. We have devoted and will continue to devote significant management attention and resources to integrating Latrobe’s operations. Delays, unexpected difficulties in the integration process or failure to retain key management personnel could adversely affect our business, financial results and financial condition. Even if we are able to integrate Latrobe’s operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time.

In addition, we may have not discovered during the due diligence process, all known and unknown factors regarding Latrobe that could produce unintended and unexpected consequences for us. Undiscovered factors could cause us to incur potentially material financial liabilities, and prevent us from achieving the expected benefits from the acquisition within our desired time frames, if at all.

Any significant delay or inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations.

We are undertaking projects associated with the next major increment of our premium products capability, including our $500 million state-of-the-art manufacturing facility focused on premium products.  These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost effective manner will depend upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute these projects on time and in accordance with planned costs, the ability of key suppliers to deliver the necessary equipment according to schedule and our ability to implement these projects with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated excess costs, our results of operations and financial position may be materially adversely affected.

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

New regulations related to conflict minerals could adversely impact our business.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies.  These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.  Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

We produce ultra high-strength, high temperature and corrosion-resistant alloys designed for our customers’ demanding applications particularly in our aerospace and defense, energy and medical end-use markets. Failure of the materials that are included in our customers’ applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us.  We have a complex manufacturing process necessary to meet our customers’ stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on the results of our operations, financial condition and cash flows.

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

Approximately 120 production employees at our Dynamet business unit located in Washington, PA are covered by a collective bargaining agreement.  This agreement expires in August 2013.  Approximately 640 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement.  This agreement expires in August 2014.  There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our primary manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of the credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The cost of our inventories is primarily determined using the Last-In First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory.  Recent proposals have been initiated aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its first-in, first-out (“FIFO”) value. As of June 30, 2013, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been about $222 million higher. This increase in inventory would result in a one-time increase in taxable income which would be taken into account over the following several taxable years. The repeal of LIFO could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

The Amega West operations include leased rental warehouses and service centers located in Houston, Texas; San Antonio, Texas; Oklahoma City, Oklahoma; Casper, Wyoming; Lafayette, Louisiana; West Alexander, Pennsylvania; Nisku Alberta, Canada, and Singapore. The Singapore facility is owned, but the land is leased.  The primary manufacturing facility in Tyler, Texas is owned.

The Latrobe operations include leased warehouses and service centers located in Vienna, Ohio; Chicago, Illinois; Pinehurst, Texas; Prichard, Alabama; Sheffield, United Kingdom; Ludwigshafen, Germany; Blenheim; and Ontario, Canada.  The service centers in White House, Tennessee and Northborough, Massachusetts are owned.

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

In addition, from time to time, we are a party to certain routine claims and legal actions and other contingent liabilities incident to the normal course of business which pertain to litigation, product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims, patent infringement and tax issues.  Based on information currently available, the ultimate resolution of our known contingencies, individually or in the aggregate and including the matters described in Note 11 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our financial position, liquidity, or results of operations.  However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

See the “Contingencies” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the “Contingencies and Commitments” section included in Note 11 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

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

Tony R. Thene was appointed Senior Vice President and Chief Financial Officer effective January 31, 2013.  Mr. Thene joined Carpenter after 23 years with Alcoa Inc., a leading producer of primary and fabricated aluminum. Mostly recently, Mr. Thene was the Chief Financial Officer for Alcoa’s Engineered Products and Solutions business.

David L. Strobel was appointed to Senior Vice President — Global Operations on September 2, 2010. Since joining Carpenter in 1983, Mr. Strobel has held numerous positions of increasing responsibility, including Vice President — Manufacturing and most recently serving as Vice President Technology.

Andrew T. Ziolkowski was appointed Senior Vice President — Commercial, Specialty Alloy Operations (SAO) in January 2013. Mr. Ziolkowski’s promotion follows a special assignment as head of integration and operations of Latrobe Specialty Metals, which was acquired by Carpenter in February 2012. Mr. Ziolkowski joined Carpenter in 1989, most recently serving as Vice President — Bar & Coil Products. Prior to that, Mr. Ziolkowski held several positions at the Company, including Vice President — Strip Products Business and Controller — Specialty Alloys Operations.

Gary Heasley was appointed Senior Vice President — Performance Engineered Products effective July 22, 2013.  Mr. Heasley joined Carpenter after 8 years with Steel Dynamics Inc., an $8 billion company.  Mr. Heasley served as Executive Vice President, Strategic Planning and Business Development, and President of Steel Dynamics’ subsidiary, New Millennium Buildings Systems.  Prior to joining Steel Dynamics as its CFO in 2005, Gary spent three years as Senior Vice President and Manager, Metals Group for KeyBanc Capital Markets, Inc./McDonald Investments.

			Assumed Present
Name	Age	Position	Position

William A. Wulfsohn	51	President and Chief Executive Officer Director	July 2010

Tony R. Thene	52	Senior Vice President and Chief Financial Officer	January 2013

David L. Strobel	52	Senior Vice President — Global Operations	September 2010

Andrew T. Ziolkowski	48	Senior Vice President — Commercial, SAO	January 2013

Gary Heasley	48	Senior Vice President — Performance Engineered Products	July 2013

PART II

Item 5.  Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”.  The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NYSE.

	Fiscal Year 2013		Fiscal Year 2012
Quarter Ended:	High	Low	High	Low
September 30,	$55.70	$44.11	$58.18	$43.04

December 31,	$54.14	$44.81	$59.53	$41.32

March 31,	$54.00	$45.69	$56.65	$49.46

June 30,	$49.16	$43.77	$56.81	$42.27

Annual	$55.70	$43.77	$59.53	$41.32

The range of our common stock price on the NYSE from July 1, 2013 to August 14, 2013 was $45.59 to  $55.40.  The closing price of the common stock was $55.30 on August 14, 2013.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.18 per common share during each quarter of fiscal years 2013 and 2012.

As of August 14, 2013, there were 2,669 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth Item 12 hereto.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap Index, our Peer Group and for each of the last five fiscal years ended June 30, 2013. The cumulative total return assumes an investment of $100 on June 30, 2008 and the reinvestment of any dividends during the period. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. The Companies in our Peer Group are: Allegheny Technologies, Inc., Daido Steel Company Limited, Gloria Material Technology Corp., Haynes International Inc., RTI International Metals Inc., Sandvik AB, Steel Dynamics Inc., The Timken Company, AK Steel Holding Corp., Hexcel Corp., Kennametal Inc., Precision Castparts Corp., Reliance Steel and Aluminum Company, Schmolz + Bickenbach AG, Universal Stainless & Alloy Products, Voestalpine AG and Worthington Industries Inc. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors.  The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

	6/08	6/09	6/10	6/11	6/12	6/13

Carpenter Technology Corporation	$100.00	$49.30	$79.95	$143.11	$120.35	$115.02
S&P Midcap 400	$100.00	$71.98	$89.92	$125.33	$122.41	$153.24
Peer Group	$100.00	$51.80	$66.85	$105.05	$84.10	$100.53

Recent Sales of Unregistered Securities

On February 29, 2012, in connection with our acquisition of Latrobe, we issued 8.1 million shares of our common stock to Latrobe’s shareholders pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereof. 1,235,226 of the shares issued as merger consideration were placed into escrow to secure Latrobe’s indemnification obligations and to account for Latrobe’s pension funding issues. In May, 2012, 300,000 of the shares placed in escrow, representing the portion relating to Latrobe’s pension funding issues, were released to Latrobe’s shareholders pursuant to the Merger Agreement.  In March 2013, 467,613 of the shares placed in escrow to secure Latrobe’s indemnification obligation were released to Latrobe’s shareholders, pursuant to the Merger Agreement.

Item 6.  Selected Financial Data

Five-Year Financial Summary

$ in millions, except per share data

(Fiscal years ended June 30,)

	2013(a)	2012(a)(b)	2011(c)	2010	2009(d)
Summary of Operations:
Net sales	$2,271.7	$2,028.7	$1,675.1	$1,198.6	$1,362.3
Operating income	$232.7	$210.1	$96.4	$11.7	$64.0
Net income	$146.5	$121.6	$71.7	$2.1	$47.9
Net income attributable to Carpenter	$146.1	$121.2	$71.0	$2.1	$47.9

Financial Position at Year-End:
Cash and cash equivalents	$257.5	$211.0	$492.5	$265.4	$340.1
Marketable securities, current	$—	$—	$30.5	$105.2	$15.0
Total assets	$2,882.9	$2,627.8	$1,991.9	$1,583.2	$1,497.4

Long-term obligations, net of current portion	$604.2	$305.9	$407.8	$259.6	$258.6
Per Common Share:
Net earnings:
Basic	$2.75	$2.55	$1.59	$0.04	$1.08
Diluted	$2.73	$2.53	$1.59	$0.04	$1.08

Cash dividend-common	$0.72	$0.72	$0.72	$0.72	$0.72

Weighted Average Common Shares Outstanding:
Basic	52.9	47.1	44.1	43.9	43.9
Diluted	53.4	47.8	44.7	44.4	44.2

(a)         The weighted average common shares outstanding for fiscal year 2013 and 2012 included an additional 8.1 million and 2.7 million, respectively, shares issued in connection with the Latrobe acquisition.

(b)         Fiscal year 2012 included $11.7 million of acquisition-related costs incurred in connection with the Latrobe Acquisition that was consummated on February 29, 2012 and more fully discussed in Note 2 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(c)          Fiscal year 2011 included $2.4 million of Latrobe acquisition-related costs and $0.7 million of Amega West acquisition-related costs incurred in connection with the Latrobe Acquisition and Amega West acquisition that more fully discussed in Note 2 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(d)         Fiscal year 2009 included $9.4 million of restructuring charges related to the shutdown and closure of our U.K. metal strip manufacturing operations.

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

We are engaged in the manufacturing, fabrication, and distribution of specialty metals.  We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes.  We also produce certain metal powders.  Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs. We also manufacture and rent down hole drilling tools and components used in the oil and gas industry.

On February 29, 2012, following approval by the U.S. Federal Trade Commission (“FTC”), we completed the acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) through the merger of a wholly-owned subsidiary of the Company with and into Latrobe (the “Latrobe Acquisition”). In connection with the Latrobe Acquisition, former owners of Latrobe received 8.1 million shares of Carpenter stock. In addition, pursuant to the terms of the related merger agreement, Carpenter paid $11.5 million in cash at closing, net of $2.5 million of cash acquired, in addition to a payment of approximately $154 million in order to pay off Latrobe debt.  A key benefit of the Latrobe Acquisition is a substantial increase in production which has increased Carpenter’s capacity to meet customer demand for premium products.  As a condition of the FTC approval, Carpenter entered into a consent decree (the “Consent Decree”) to transfer certain assets and technical knowledge to Eramet S.A and its subsidiaries, Aubert & Duval and Brown Europe (collectively, the “Transferees”), which will allow the Transferees, as a group, to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace. The alloys have minimal sales impact and will cause no material change to the economics of the Latrobe Acquisition.  As part of the Consent Decrees, we agreed to transfer certain assets as well as fund the cost of acquiring assets in an amount up to approximately $5.0 million; we recorded a charge for this liability in the quarter ended March 31, 2012.

We are constructing a new 400,000 square foot state-of-the-art manufacturing facility in response to customer demand for premium products primarily in the fast-growing aerospace and defense and energy industries. We expect that the new facility will ultimately be capable of producing approximately 27,000 tons per year of additional premium product and be operational by April 2014.  The facility is being built on a 230 acre greenfield site located in Athens, Alabama at a total cost of approximately $500 million.  The site selection process included analyzing state, county and local incentives, utility costs, and labor resources.  The state of Alabama and local government entities put together a compelling package, including various tax initiatives, infrastructure grants, and training programs. The new facility will include forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Fiscal Year
($ in millions, except per share data)	2013	2012	2011
Net sales	$2,271.7	$2,028.7	$1,675.1

Net sales excluding surcharges (1)	$1,839.3	$1,569.6	$1,231.1

Operating income excluding pension earnings, interest and deferrals (“pension EID”) expense(1)	$264.6	$225.4	$131.6

Net income	$146.5	$121.6	$71.7

Diluted earnings per share	$2.73	$2.53	$1.59

Net pension expense per diluted share (1)	$0.84	$0.55	$0.84

Purchases of property, equipment and software	$336.9	$171.9	$79.6

Free cash flow (1)	$(159.3)	$(58.8)	$(88.9)

Pounds sold (in thousands) (2)	273,724	235,532	216,834

(1)  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

(2)  Includes specialty and titanium alloys, stainless steel and powder materials

Our sales are across a diversified list of end-use markets.  During fiscal year 2013, we changed the manner in which sales are classified by end-use market so that we could better evaluate our sales results from period to period. In order to make the discussion of sales by end-use market more meaningful, we have reclassified the fiscal years 2012 and 2011 sales by end-use market to the fiscal year 2013 presentation. The table below summarizes our estimated sales by market over the past three fiscal years.

	Fiscal Year
($ in millions)	2013		2012		2011
Aerospace and defense	$1,067.0	47%	$901.2	44%	$697.6	42%
Industrial and consumer	474.3	21	478.1	24	486.6	29
Energy	337.3	15	287.0	14	194.6	12
Transportation	138.8	6	142.2	7	135.5	8
Medical	113.2	5	141.1	7	122.1	7
Distribution	141.1	6	79.1	4	38.7	2
Total net sales	$2,271.7	100%	$2,028.7	100%	$1,675.1	100%

The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
($ in millions)	2013		2012		2011
Special alloys	$989.9	43%	$931.4	47%	$831.8	49%
Stainless steels	638.8	28	637.3	31	564.9	34
Alloy and tool steel	255.7	11	108.6	5	27.2	2
Titanium products	155.0	7	156.6	8	135.3	8
Powder metals	60.4	3	64.3	3	61.4	4
Distribution and other	171.9	8	130.5	6	54.5	3
Total net sales	$2,271.7	100%	$2,028.7	100%	$1,675.1	100%

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

Approximately 25 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile.  In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold.  Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains or losses on the commodity forward contracts are reclassified from other comprehensive income together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our costs of goods sold reflect such amounts.  Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer term, our customer long-term arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans.  See further discussion of net pension expense in the “Non-GAAP Financial Measures” below. Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our statements of income. The following is a summary of the classification of net pension expense included in our statements of income during fiscal years 2013, 2012 and 2011:

	Fiscal Year
($ in millions)	2013	2012	2011
Cost of sales	$51.7	$31.2	$45.8
Selling, general and administrative expenses	17.1	10.9	15.0
Net pension expense	$68.8	$42.1	$60.8

Net pension expense is determined annually based on beginning of year balances, and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. The following is a summary of the components of net pension expense during fiscal years 2013, 2012 and 2011:

	Fiscal Year
($ in millions)	2013	2012	2011
Service cost	$36.9	$26.8	$25.6
Pension earnings, interest and deferrals	31.9	15.3	35.2
Net pension expense	$68.8	$42.1	$60.8

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. Pension earnings, interest and deferrals expenses is impacted by the financial markets and increased significantly during fiscal year 2013 principally due to the decline in market value of the securities held by the plans as well as lower interest rates as of June 30, 2012.

Operating Performance Overview

Our fiscal year 2013 results reflect record earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $406 million which was up 21% from fiscal year 2012.  From an end-use market perspective our results are mixed.  Aerospace demand continued to grow while our sales to the energy market increased despite a decline in the rig counts and the production of industrial gas turbines.  As for the rest of our markets, we have seen declining demand versus fiscal year 2012.  We believe this trend is largely due to customer destocking.

We have made progress during fiscal year 2013 in the following important areas:

•                  We improved operational execution  including integrating Latrobe, which resulted in above deal economics, reducing cost per ton at our Specialty Alloys Operations for the fourth consecutive year, signing several strategic contracts with key customers, while the Athens facility continues to be on time and under budget.

•                  We enhanced liquidity by expanding the revolving credit facility from $350 million to $500 million.

•                  In the PEP segment we made long-term growth investments that increased titanium wire capacity and expanded oil and gas footprint in the Amega West business.

Results of Operations — Fiscal Year 2013 Compared to Fiscal Year 2012

For fiscal year 2013, we reported net income of $146.1 million, or $2.73 per diluted share, compared with income of $121.2 million, or $2.53 per diluted share, a year earlier.  Our fiscal year 2013 results reflect a trend of improving revenue during the second half of the fiscal year as well as the full year inclusion of the Latrobe business.

Net Sales

Net sales for fiscal year 2013 were $2,271.7 million, which was a 12 percent increase from fiscal year 2012. Excluding surcharge revenues, sales were 17 percent higher than fiscal year 2012 on 16 percent higher volume. The full year inclusion of the Latrobe business in fiscal year 2013 contributed $266.1 million of the year over year increase in net sales.

Geographically, sales outside the United States increased 5 percent from fiscal year 2012 to $696.4 million. International sales as a percentage of our total net sales represented 31 percent and 33 percent for fiscal year 2013 and fiscal year 2012, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets.  The following table includes comparative information for our net sales, which includes surcharge revenues, by principal end-use markets which we believe is helpful supplemental information in analyzing the performance of the business from period to period:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$1,067.0	$901.2	$165.8	18%
Industrial and consumer	474.3	478.1	(3.8)	(1)
Energy	337.3	287.0	50.3	18
Transportation	138.8	142.2	(3.4)	(2)
Medical	113.2	141.1	(27.9)	(20)
Distribution	141.1	79.1	62.0	78
Total net sales	$2,271.7	$2,028.7	$243.0	12%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$832.5	$668.8	$163.7	24%
Industrial and consumer	366.4	346.7	19.7	6
Energy	290.9	246.1	44.8	18
Transportation	106.6	104.0	2.6	2
Medical	103.7	125.7	(22.0)	(18)
Distribution	139.2	78.3	60.9	78
Total net sales excluding surcharge revenues	$1,839.3	$1,569.6	$269.7	17%

Sales to the aerospace and defense market increased 18 percent from fiscal year 2012 to $1,067.0  million. Excluding surcharge revenue, sales increased 24 percent on 47 percent higher shipment volume. The aerospace and defense results reflect strength in commercial aerospace as build rates remain high as well as demand growth for proprietary materials for structural application.  The addition of the Latrobe aerospace products contributed $135.6 million to the year-over-year growth in net sales.

Industrial and consumer market sales decreased 1 percent from fiscal year 2012 to $474.3 million. Excluding surcharge revenue, sales increased approximately 6 percent on 2 percent higher shipment.  The market is sensitive to economic conditions which were challenging particularly in the second half of our fiscal year 2013.  Our strategy has been to focus on specialized, high value niche applications with strategically important customers.  The addition of the Latrobe industrial and consumer net sales contributed $27.4 million to the year-over-year growth in net sales.

Sales to the energy market of $337.3 million reflected an 18 percent increase from fiscal year 2012. Excluding surcharge revenue, sales increased 18 percent on 10 percent higher shipment volume. The sales results reflect the market penetration in certain segments of the oil and gas markets as well as our international expansion in addition to the inclusion of the Specialty Steel Supply business acquired in connection with the Latrobe acquisition. The full year inclusion of the Latrobe business contributed $37.6 million to the year over year growth in net sales.  This growth was partially offset by a decline in drilling alloys, which was impacted by destocking and low growth in North American rig count.

Sales to the medical market decreased 20 percent to $113.2 million from fiscal year 2012. Adjusted for surcharge revenue, sales decreased 18 percent due on 15 percent lower shipment volume. As largely seen in the PEP segment results, continued inventory destocking within the titanium distribution supply chain was influenced by falling titanium prices.  We expect modest resumption of demand as OEM supply chain inventories reach low levels.

Transportation market sales decreased 2 percent from the fiscal year 2012 to $138.8 million. Excluding surcharge revenue, sales increased 2 percent on flat shipment volume. The results reflect North American fuel efficiency standards requiring automobiles to become lighter and engines to operate at higher temperatures offset by continued weakness in Europe and softer demand for materials used in valves, exhaust and other automotive components.

Sales to the distribution market increased 78 percent to $141.1 million from fiscal year 2012.  The increase is primarily attributable to the addition of Latrobe distribution business which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries. The full year inclusion of the Latrobe distribution business contributed $63.3 million to the year over year growth in net sales.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$989.9	$931.4	$58.5	6%
Stainless steels	638.8	637.3	1.5	—
Alloy and Tool steel	255.7	108.6	147.1	135
Titanium products	155.0	156.6	(1.6)	(1)
Powder metals	60.4	64.3	(3.9)	(6)
Distribution and other	171.9	130.5	41.4	32
Total net sales	$2,271.7	$2,028.7	$243.0	12%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$706.0	$626.2	$79.8	13%
Stainless steels	543.1	512.4	30.7	6
Alloy and Tool steel	210.9	85.7	125.2	146
Titanium products	155.0	156.6	(1.6)	(1)
Powder metals	55.9	59.7	(3.8)	(6)
Distribution and other	168.4	129.0	39.4	31
Total net sales excluding surcharge revenues	$1,839.3	$1,569.6	$269.7	17%

Sales of special alloys products increased 6 percent in fiscal year 2013 as compared with a year ago to $989.9 million. Excluding surcharge revenue, sales increased 13 percent on a 9 percent increase in shipment volume. The sales results principally reflect the increased demand in our higher value alloys used in the aerospace and energy markets. The full year of the Latrobe business contributed $25.9 million of the year over year growth in net sales.

Sales of stainless steels remained flat compared with fiscal year 2012. Excluding surcharge revenues, such sales increased by 6 percent on 1 percent higher shipment volume. The year over year results also reflect the  $54.8 million from the full year inclusion of the  Latrobe business.

Sales of titanium products decreased 1 percent as compared with fiscal year 2012 on 1 percent lower shipment volume. The results reflect lower demand in the titanium distributor channel, including sales to medical market.

Sales of powder metals decreased 6 percent in fiscal year 2013 on 10 percent lower shipment volume. The results reflect unfavorable performance in Europe.

Sales of alloy and tool steel increased 135 percent in fiscal year 2013 on 272 percent higher shipment volume. The results primarily reflect the full year inclusion of the Latrobe business which contributed $139.4 million of the year over year increase in net sales.

Gross Profit

Gross profit in fiscal year 2013 increased to $433.5 million, or 19.1 percent of net sales (23.6 percent of net sales excluding surcharges), from $391.0 million, or 19.3 percent of net sales (24.9 percent of net sales excluding surcharges), for fiscal year 2012. The results reflect the impacts of higher volumes from the addition of the Latrobe business offset by higher net pension expense included in costs of sales during fiscal year 2013.  Fiscal year 2012 results included $11.6 million of costs associated with acquisition inventory fair value cost adjustments in connection with the Latrobe Acquisition.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2013 and 2012. See the section “Non-GAAP Financial Measures” below for further discussion of these financial metrics.

	Fiscal Year
($ in millions)	2013	2012
Net sales	$2,271.7	$2,028.7
Less: surcharge revenue	432.4	459.1
Net sales excluding surcharges	$1,839.3	$1,569.6

Gross profit	$433.5	$391.0

Gross margin	19.1%	19.3%

Gross margin excluding dilutive effect of surcharges	23.6%	24.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2013 were $200.8 million, or 8.8 percent of net sales (10.9 percent of net sales excluding surcharges), compared to $169.2 million, or 8.3 percent of net sales (10.8 percent of net sales excluding surcharges), in fiscal year 2012.  The increase in fiscal year 2013 is due to the additional overhead costs related to the Latrobe businesses, restructuring related costs activities and higher pension expense.

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

Operating Income

Our operating income in fiscal year 2013 increased to $232.7 million as compared with $210.1 million in fiscal year 2012.  Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) portion of our net pension expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense and acquisition related costs from operating income. We present and discuss these financial measures because management believes removing the impact of volatile and restructuring charges provides a more consistent and meaningful basis for comparing results of operations from period to period.  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

In fiscal year 2013, we incurred certain restructuring related costs of $5.5 million. These costs consisted of severance costs associated with a reduction in salaried headcount as well as costs associated with respect to manufacturing footprint optimization activities principally as a result of the Latrobe Acquisition and other changes we believe are necessary to manage our business as an integrated steel mill operation.

In connection with the Latrobe Acquisition, we initiated a third party consulting study to identify opportunities to potentially reduce inventory levels across our integrated mill system, including Latrobe. Our inventory turns performance is below average as compared with peers in our industry, with Latrobe at even lower average turns than our SAO business. The consulting study was completed in fiscal year 2013. Specific action plans were developed, and we began to see the benefits of improvements in our inventory performance during the second half our fiscal year 2013. During fiscal year 2013, we incurred $2.5 million costs associated with the inventory reduction initiative which consists of consulting costs associated with the study.

	Fiscal Year
($ in millions)	2013	2012
Net sales	$2,271.7	$2,028.7
Less: surcharge revenue	432.4	459.1
Consolidated net sales excluding surcharge	$1,839.3	$1,569.6

Operating income	$232.7	$210.1
Pension earnings, interest & deferrals	31.9	15.3
Operating income excluding pension earnings, interest and deferrals	$264.6	$225.4

Operating margin excluding surcharge and pension earnings, interest and deferrals	14.4%	14.4%

In addition to the impact of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from year to year. We estimate that the effect of such combined fluctuations positively impacted our operating margin by approximately 10 basis points during fiscal year 2013 and negatively impacted our operating margin by approximately 30 basis points during fiscal year 2012.

Interest Expense

Fiscal year 2013 interest expense of $21.0 million decreased 11.8 percent from $23.8 million in fiscal year 2012. Fiscal year 2013 interest expense includes $6.8 million of capitalized interest compared to $1.2 million in fiscal year 2012 offset by the net impact of a higher debt level albeit at a lower average interest rate.  Interest on substantially all of our debt was at a fixed rate.

Other Income, Net

Other income for fiscal year 2013 was $5.1 million as compared with $2.3 million a year ago.  The increase principally reflected positive impacts in the valuation of assets used to fund certain non-qualified retirement plans and the gain recorded in connection with the dissolution of the strategic partnership with Sandvik Materials Technology.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2013 was 32.4 percent as compared to 35.5 percent in fiscal year 2012.  The fiscal year 2013 tax rate was lower than the statutory rate of 35 percent, primarily due to the benefits associated with the domestic manufacturing deduction and the research and development credit.  The fiscal year 2012 tax rate was higher than the statutory rate of 35 percent, primarily due to non-deductible acquisition expenses associated with the Latrobe Acquisition.

See Note 16 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 18 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data”.

The following tables include selected information by business segment:

				%
	Fiscal Year		Increase	Increase
(Pounds sold, in thousands)	2013	2012	(Decrease)	(Decrease)

Specialty Alloys Operations	205,246	207,560	(2,314)	(1)%
Latrobe	66,132	23,118	43,014	186
Performance Engineered Products	13,452	14,182	(730)	(5)
Intersegment	(11,106)	(9,328)	(1,778)	19
Consolidated pounds sold	273,724	235,532	38,192	16%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,547.4	$1,566.6	$(19.2)	(1)%
Latrobe	491.2	200.8	290.4	145
Performance Engineered Products	378.8	365.7	13.1	4
Intersegment	(145.7)	(104.4)	(41.3)	40
Total net sales	$2,271.7	$2,028.7	$243.0	12%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,170.6	$1,126.8	$43.8	4%
Latrobe	433.9	175.9	258.0	147
Performance Engineered Products	374.3	360.8	13.5	4
Intersegment	(139.5)	(93.9)	(45.6)	49
Total net sales excluding surcharge revenues	$1,839.3	$1,569.6	$269.7	17%

Specialty Alloys Operations Segment

Net sales in fiscal year 2013 for the Specialty Alloys Operations (‘SAO”) segment were $1,547.4 million, as compared with $1,566.6 million in fiscal year 2012. Excluding surcharge revenues, sales increased 4 percent from a year ago. The fiscal year 2013 net sales reflected 1 percent lower shipment volume as compared to fiscal year 2012. The results reflect growth attributable to our premium and ultra-premium products offset by the impact of lower order intake activity.

Operating income for the SAO segment in fiscal year 2013 was $218.9 million, or 14.1 percent of net sales (18.7 percent of net sales excluding surcharge revenues), compared to $229.4 million, or 14.6 percent of net sales (20.4 percent of net sales excluding surcharge revenues), for fiscal year 2012.  The decrease in operating income reflects the negative impacts of an unfavorable shift in product mix as well as increased manufacturing costs related to lower production levels.

Latrobe Segment

The Latrobe segment includes the operations of the manufacturing and distribution operations of the business beginning upon closing of the Latrobe Acquisition in February 2012.  Prior to the Latrobe Acquisition, the Latrobe segment included the result of our distribution business in Mexico.  Net sales for fiscal year 2013 for the Latrobe segment increased 145 percent to $491.2 million as compared with $200.8 million for fiscal year 2012. Excluding surcharge revenues, net sales increased 147 percent.  The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end-use markets as well as distribution sales.

Operating income for the Latrobe segment for fiscal year 2013 was $58.3 million, or 11.9 percent of net sales (13.4 percent of net sales excluding surcharge revenues), as compared with $11.0 million, or 5.5 percent of net sales (6.3 percent of net sales excluding surcharge revenues) for fiscal year 2012.

Performance Engineered Products Segment

Net sales for fiscal year 2013 for the Performance Engineered Products (“PEP”) segment increased 4 percent to $378.8 million as compared with $365.7 million for fiscal year 2012. Excluding surcharge revenues, net sales increased 4 percent on 5 percent lower shipment volumes.  The results reflects continued softness in demand and net sales offset by the inclusion of the Specialty Steel Supply business acquired in connection with the Latrobe Acquisition for a full year.

Operating income for the PEP segment for fiscal year 2013 was $36.5 million, or 9.6 percent of net sales, as compared with $44.1 million, or 12.1 percent of net sales for fiscal year 2012. The results largely reflect the inclusion of Specialty Steel Supply (“SSS”) more than offset by some weakening of demand in the Titanium distributor channel including medical, continued softness in our European powder tool steel business and higher costs on the Amega West business associated with investments in future growth.

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

Sales by End-Use Markets

We sell to customers across diversified end-use markets.  The following table includes comparative information for our estimated net sales, which includes surcharge revenues, by principal end-use markets which we believe is helpful supplemental information in analyzing the performance of the business from period to period:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Aerospace and defense	$901.2	$697.6	$203.6	29%
Industrial and consumer	478.1	486.6	(8.5)	(2)
Energy	287.0	194.6	92.4	47
Medical	141.1	122.1	19.0	16
Transportation	142.2	135.5	6.7	5
Distribution	79.1	38.7	40.4	104
Total net sales	$2,028.7	$1,675.1	$353.6	21%

The following table includes comparative information for our estimated net sales by the same principal end-use markets, but excluding surcharge revenues:

	Fiscal Year		$	%
($ in millions)	2012	2011	Increase	Increase
Aerospace and defense	$668.8	$512.1	$156.7	31%
Industrial and consumer	346.7	324.9	21.8	7
Energy	246.1	156.0	90.1	58
Medical	125.7	104.4	21.3	20
Transportation	104.0	95.0	9.0	9
Distribution	78.3	38.7	39.6	102
Total net sales excluding surcharge revenues	$1,569.6	$1,231.1	$338.5	27%

Sales to the aerospace and defense market increased 29 percent from fiscal year 2011 to $901.2 million. Excluding surcharge revenue, such sales increased 31 percent on 43 percent higher shipment volume. The aerospace and defense results reflect strength in all areas as build rates remain high and mix shifts to larger planes and new platforms that favor higher use of our products as well as the addition of the Latrobe business during fiscal year 2012.

Industrial and consumer market sales decreased 2 percent from fiscal year 2011 to $478.1 million. Adjusted for surcharge revenue, such sales increased approximately 7 percent while volumes decreased 9 percent.  The results reflect the continued impact of mix management and pricing actions.  The percentage of volume in differentiated product applications with strategically important customers continues to increase as a result of these actions.

Sales to the energy market of $287.0 million reflected a 47 percent increase from fiscal year 2011. Excluding surcharge revenue, such sales increased 58 percent on 35 percent higher shipment volume. The sales results reflect the growth led by oil and gas which continues to benefit from the Amega West acquisition which is leading to share gains and international expansion.  Directional rig activity remains high with increased offshore drilling and movement of rigs from gas to oil.

Sales to the medical market increased 16 percent to $141.1 million from fiscal year 2011. Adjusted for surcharge revenue, such sales increased 20 percent, while volumes increased 7 percent. The overall volume growth is consistent with expected long term industry growth rates.  The higher growth is attributable to customer shifts to tighter specification medical grade alloys which creates increased demand for Carpenter premium products.

Transportation market sales increased 5 percent from the fiscal year 2011 to $142.2 million. Excluding surcharge revenue, such sales increased 9 percent on 5 percent lower shipment volume. Revenue growth far exceeded volume growth which reflects Carpenter’s focus on higher value material solutions to increase fuel efficiency and lightweight vehicles.

Sales to the distribution market increased 104 percent to $79.1 million from fiscal year 2011.  The increase is primarily attributable to the addition of Latrobe distribution business which globally sources and distributes corrosion resistant steels, tool steels and powder metals for a wide range of industries.

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

Gross Profit

Gross profit in fiscal year 2012 increased to $391.0 million, or 19.3 percent of net sales (24.9 percent of net sales excluding surcharges), from $249.0 million, or 14.9 percent of net sales (20.2 percent of net sales excluding surcharges), for fiscal year 2011. The results primarily reflect the higher volumes in fiscal year 2012, an improved product mix, price increases and better operating performance.  Fiscal year 2012 results include costs associated with $11.6 million of acquisition inventory fair value cost adjustments in connection with the Latrobe Acquisition.

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

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2012 was 35.5 percent as compared to 18.3 percent in fiscal year 2011.  The fiscal year 2012 tax rate was higher than the statutory rate of 35 percent, primarily due to non-deductible acquisition expenses associated with the Latrobe Acquisition.  The fiscal year 2011 tax rate was lower than the statutory rate of 35 percent, primarily due to the benefits associated with the domestic manufacturing deduction and the research and development credit.

See Note 16 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 18 to the consolidated financial statements included in Item 8. - “Financial Statements and Supplementary Data”.

The following tables include selected information by business segment:

			$	%
	Fiscal Year		Increase	Increase
(Pounds sold, in thousands)	2012	2011	(Decrease)	(Decrease)

Specialty Alloys Operations	207,560	207,246	314	—%
Latrobe	23,118	—	23,118	N/A
Performance Engineered Products	14,182	14,134	48	—
Intersegment	(9,328)	(4,546)	(4,782)	105
Consolidated pounds sold	235,532	216,834	18,698	9%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,566.6	$1,431.3	$135.3	9%
Latrobe	200.8	38.7	162.1	419
Performance Engineered Products	365.7	248.3	117.4	47
Intersegment	(104.4)	(43.2)	(61.2)	142
Total net sales	$2,028.7	$1,675.1	$353.6	21%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2012	2011	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,126.8	$990.4	$136.4	14%
Latrobe	175.9	38.7	137.2	355
Performance Engineered Products	360.8	243.2	117.6	48
Intersegment	(93.9)	(41.2)	(52.7)	128
Total net sales excluding surcharge revenues	$1,569.6	$1,231.1	$338.5	27%

Specialty Alloys Operations Segment

Net sales in fiscal year 2012 for the Specialty Alloys Operations (“SAO”) segment were $1,566.6 million, as compared with $1,431.3 million in fiscal year 2011. Excluding surcharge revenues, sales increased 14 percent from a year ago. The fiscal year 2012 net sales reflected flat pounds shipped as compared to fiscal year 2011. The results reflect the benefits of shift in our product mix to more premium products through our limited capacity as well as the positive impacts of our pricing actions and mix management efforts.

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

Performance Engineered Products Segment

Net sales for fiscal year 2012 for the Performance Engineered Products (“PEP”) segment increased 47 percent to $365.7 million as compared with $248.3 million for fiscal year 2011. Excluding surcharge revenues, net sales increased 48 percent on flat shipment volumes.  The increase in net sales is due to the contribution of the Amega West business acquired December 31, 2010 as well as strong demand in high value materials used in aerospace and medical markets in our titanium business.

Operating income for the PEP segment for fiscal year 2012 was $44.1 million, or 12.1 percent of net sales, as compared with $35.0 million, or 14.1 percent of net sales for fiscal year 2011. The operating income performance compared to last year reflects unfavorable manufacturing performance, weakness in powder sales in Europe and the impacts of investments in infrastructure necessary to support growth initiatives.

Latrobe Segment

The Latrobe segment includes the operations of the manufacturing and distribution operations of the business beginning upon closing of the Latrobe Acquisition in February 2012.  Prior to the Latrobe Acquisition, the Latrobe segment included the result of our distribution business in Mexico.  Net sales for fiscal year 2012 for the Latrobe segment increased 419 percent to $200.8 million as compared with $38.7 million for fiscal year 2011. Excluding surcharge revenues, net sales increased 355 percent.  The sales in the Latrobe segment are concentrated in the aerospace and defense, industrial and consumer, and energy end-use markets as well as distribution sales.

Operating income for the Latrobe segment for fiscal year 2012 was $11.0 million, or 5.5 percent of net sales (6.3 percent of net sales excluding surcharge revenues), as compared with $2.2 million, or 5.7 percent of net sales (5.7 percent of net sales excluding surcharge revenues) for fiscal year 2011.  The operating income for fiscal year 2012 includes approximately $11.6 million of inventory fair value adjustments expensed in connection with acquisition accounting.  Excluding these adjustments, segment operating income would have been $22.6 million in fiscal year 2012 or 11.3 percent of net sales (12.8 percent of net sales excluding surcharge revenue).

Liquidity and Capital Resources

During the fiscal year 2013 our cash from operations was $215.2 million as compared with $160.3 million in fiscal year 2012.  Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $159.3 million as compared to negative $58.8 million for the same period a year ago. The decrease in free cash flow in fiscal year 2013 as compared with the prior year principally reflects the strong net income more than offset by higher capital spending, largely related to the Athens, Alabama facility construction, pension contributions and increased working capital levels.

Purchases of property, plant and equipment and software were $336.9 million for fiscal year 2013 as compared with $171.9 million for the prior year.  The increase in fiscal year 2013 purchases of property, plant and equipment principally reflects the spending associated with our premium products greenfield expansion project in Athens, Alabama.

Dividends for the fiscal year 2013 were $38.3 million, as compared with $33.7 million in the prior year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

For fiscal years 2013, 2012 and 2011, interest cost totaled $27.8 million, $25.0 million, and $17.6 million, respectively, of which $6.8 million, $1.2 million, and $0.5 million, respectively, was capitalized as part of the cost of plant, equipment and software.

During the fiscal year 2013, we made $145 million in cash contributions to our pension plans, including $75 million of discretionary contributions made in the third quarter and expect to contribute another $6 million of cash contributions to our pension plans during fiscal year 2014. Over the next five years, current estimates indicate that we will contribute about $167 million to our pension plans, subject to market returns and interest rate assumptions. We continue to look at options to proactively deal with the pension plan funding impacts as well as the earnings impacts associated with our pension plans.

In February 2013, we issued $300 million of 4.45% senior notes due 2023.  We used the net proceeds from the issuance of the Notes to repay in full $100 million in aggregate principal amount of our senior unsecured notes due May 2013.  We intend to use the remaining net proceeds from the issuance of the Notes for general corporate purposes, which includes discretionary pension contributions, additions to working capital, capital expenditures, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds.  We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our revolving credit facility (the “Credit Agreement”) contains a revolving credit commitment of $500 million and expires in June 2018.  As of June 30, 2013, we had $7.2 million of issued letters of credit under the Credit Agreement.  The balance of the Credit Agreement ($492.8 million) remains available to us. The available borrowings together with cash on hand of $257.5 million results in total liquidity of approximately $750 million as of June 30, 2013. We evaluate liquidity needs for alternative uses including funding external growth opportunities as well as funding consistent dividend payments to stockholders. Over the last three fiscal years, we declared and paid quarterly cash dividends of $0.18 per share. We have historically authorized share repurchase programs. There are no current authorized share repurchase programs in order to preserve flexibility for our current priority to invest in attractive growth investments.

As of June 30, 2013, we had cash and cash equivalents of approximately $81 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.5 to 1.0 as of June 30, 2013). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of June 30, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2013:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.5 to 1.00 (minimum)	19.94 to 1.00
Consolidated debt to capital	55% (maximum)	32%

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

Net Pension Expense Per Diluted Share

	Fiscal Year
($ in millions, except per share data)	2013	2012	2011
Net periodic benefit costs
Pension plans	$59.5	$38.5	$54.0
Other postretirement benefit plans	9.3	3.6	6.8
	68.8	42.1	60.8
Income tax benefit	(24.1)	(15.9)	(23.2)
Net pension expense	$44.7	$26.2	$37.6

Weighted average diluted common shares	53.4	47.8	44.7

Net pension expense per diluted share	$0.84	$0.55	$0.84

Management believes that net pension expense per diluted share is helpful in analyzing the operational performance of the Company from period to period, as net pension expense has been volatile due to changes in the financial markets, which may result in significant fluctuations in operating results from year to year.

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

Operating Income and Operating Margin Excluding Surcharges and Pension EID Expense

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges, pension EID expense and acquisition related costs, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension EID expense and acquisition costs from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense and acquisition costs to operating income and operating margin determined in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures.

	Fiscal Year
($ in millions)	2013	2012	2011
Net cash provided from operating activities	$215.2	$160.3	$64.2
Purchases of property, equipment and software	(336.9)	(171.9)	(79.6)
Dividends paid	(38.3)	(33.7)	(32.1)
Proceeds from disposals of plant and equipment	1.2	1.2	1.1
Proceeds from sale of equity method investment	7.9	—	9.1
Capital contribution to equity method investment	—	(1.8)	(6.2)
Purchase of subsidiary shares from noncontrolling interest	(8.4)	—	—
Acquisition of businesses, net of cash acquired	—	(12.9)	(45.4)
Free cash flow	$(159.3)	$(58.8)	$(88.9)

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The following provides a reconciliation of adjusted EBITDA, to its most directly comparable U.S. GAAP financial measures.

ADJUSTED EARNINGS BEFORE INTEREST, TAXES,	Fiscal Year
DEPRECIATION AND AMORTIZATION (ADJUSTED EBITDA)	2013	2012

Net income	$146.5	$121.6

Interest expense	21.0	23.8
Income tax expense	70.3	67.0
Depreciation and amortization	104.1	83.8
Other income, net	(5.1)	(2.3)
EBITDA	$336.8	$293.9
Net pension expense	68.8	42.1

Adjusted EBITDA	$405.6	$336.0

Management believes that adjusted EBITDA is helpful in analyzing the operating performance.  Our definitions and calculations of these items may not necessarily be the same as those used by other companies.  EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure determined in accordance with GAAP.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets.  The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets, and current interest rates.  The current allocation policy for pension plan assets is to have approximately 60 percent U.S. and international equities and 40 percent fixed income.  The discount rate plan is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows.  The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts.  Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities.  If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by approximately $2.6 million.  If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $2.4 million.

Long-Lived Assets

Long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through estimated future undiscounted cash flows.  The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon estimated future undiscounted cash flows.  We evaluate long-lived assets for impairment by individual business unit.  Changes in estimated cash flows could have a significant impact on whether or not an asset is impaired and the amount of the impairment.

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated based principally upon discounted cash flow analysis.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. We tested our goodwill for impairment as of February 28, 2013 for the Latrobe reporting units and June 30, 2013 for all other reporting units and determined that goodwill had not been impaired. If global economic conditions worsen or are prolonged, changes in anticipated discounted cash flows and assumptions used in the analysis could have significant impact on whether or not goodwill is impaired and the amount of impairment.

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

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include:  (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive loss component of stockholders’ equity.  The unrealized gains or losses are reclassified to the income statement when the hedged transaction affects earnings or if the anticipated transactions are no longer expected to occur. We have used interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt.  Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations were recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. We have also used forward interest rate swaps to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. We evaluate all derivative instruments each quarter to determine that they are highly effective.  Any ineffectiveness is recorded in our consolidated statement of income.  We also use foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 19, Recent Accounting Pronouncements, to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2013, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year					There-
($ in millions)	Total	2014	2015	2016	2017	2018	after
Long-term debt (1)	$605.0	$—	$—	$—	$—	$55.0	$550.0
Estimated interest payments(2)	251.8	30.2	30.2	30.2	30.2	29.5	101.5
Operating leases	34.3	11.0	7.8	4.2	2.3	1.8	7.2
Pension plan contributions(3)	250.8	6.3	13.9	59.8	42.7	43.9	84.2
Accrued post-retirement benefits(4)	175.9	15.5	16.1	16.7	17.2	17.7	92.7
Purchase obligations (5)	408.6	408.6	—	—	—	—	—
Pension benefits (6)	33.6	3.3	3.5	3.5	3.2	3.1	17.0
Total	$1,760.0	$474.9	$71.5	$114.4	$95.6	$151.0	$852.6

(1)         Refer to Note 8 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”. In addition, we had $7.2 million of outstanding letters of credit as of June 30, 2013.

(2)         Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates. No interest payments are included for any potential borrowings under our revolving credit facility.

(3)         Pension plan contributions represent required minimum contributions for the plan year beginning January 1, 2013 and quarterly installment contributions for plan year beginning January 1, 2014. These amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States. Estimated fiscal year contributions have been included through fiscal year 2022. The actual required pension contributions in future periods are dependent on actuarial valuations to be prepared in future periods.

(4)         Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

(5)         We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions.  We used June 30, 2013 raw material prices for commitments with variable pricing.

(6)         Pension benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

As of June 30, 2013, the noncurrent portion of our income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits was approximately $2.0 million. The settlement period for these income tax liabilities cannot be determined and were therefore excluded from the table above.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2013 and 2012, we increased the liability for a company-owned former operating site by $0.3 million and $0.7 million, respectively.   The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at June 30, 2013 and 2012, were $14.8 million and$14.5 million, respectively.

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

Export Regulations Violations

In fiscal year 2008, we became aware of potential violations of federal export regulations at a business unit that had been divested.  Upon investigation, we discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. We have applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of federal export regulations can be subject to civil penalties depending upon the severity of the violation. We filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  The applicable statute of limitations for this matter has expired.  As a result, we have not recorded any liability for potential penalties as of June 30, 2013 and do not expect to incur any liabilities related to this matter.

Other

We are defending various routine claims and legal actions that are incidental to our business, and we are subject to contingencies that are common to our operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims, patent infringement and tax issues.  Like many other manufacturing companies in recent years, from time to time, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total liability from these matters will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established.  As discussed in Note 15 to the consolidated financial statements included in Part I, Item 1, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2013, we had approximately $68.6 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 73 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

We have used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate.  Historically, we have entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued.

All hedging strategies are reviewed and approved by senior financial management before being implemented.  Senior financial management has established policies regarding the use of derivative instruments that prohibit the use of speculative or leveraged derivatives.  Market valuations are performed at least quarterly to monitor the effectiveness of our risk management programs.

Our pension plan assets are invested in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The current allocation policy for pension plan assets is to invest approximately 60 percent of plan assets in U.S. and international equities and 40 percent of plan assets in fixed income securities.

The status of our financial instruments as of June 30, 2013 is provided in Note 15 to the consolidated financial statements included in Item 8.,”Financial Statements and Supplementary Data”.  Assuming on June 30, 2013, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management concluded that, as of June 30, 2013, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ William A. Wulfsohn
William A. Wulfsohn
President and Chief Executive Officer

/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 23, 2013

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2013, 2012 and 2011

($ in millions, except per share data)	2013	2012	2011

NET SALES	$2,271.7	$2,028.7	$1,675.1
Cost of sales	1,838.2	1,637.7	1,426.1
Gross profit	433.5	391.0	249.0

Selling, general and administrative expenses	200.8	169.2	149.5
Acquisition-related costs	—	11.7	3.1
Operating income	232.7	210.1	96.4

Interest expense, net	(21.0)	(23.8)	(17.1)
Other income, net	5.1	2.3	8.5

Income before income taxes	216.8	188.6	87.8
Income tax expense	70.3	67.0	16.1

Net income	146.5	121.6	71.7

Less: net income attributable to noncontrolling interest	(0.4)	(0.4)	(0.7)

NET INCOME ATTRIBUTABLE TO CARPENTER	$146.1	$121.2	$71.0

EARNINGS PER COMMON SHARE:
Basic	$2.75	$2.55	$1.59
Diluted	$2.73	$2.53	$1.59

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52.9	47.1	44.1
Diluted	53.4	47.8	44.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years ended June 30, 2013, 2012 and 2011

($ in millions)	2013	2012	2011
Net income	$146.5	$121.6	$71.7
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(48.3), $78.5, and $(71.5), respectively	80.5	(126.4)	116.8
Net (loss) gain on derivative instruments, net of tax of $5.3, $21.6, and $(3.1), respectively	(8.7)	(35.4)	5.0
Unrealized gain (loss) on marketable securities, net of tax of $(0.2), $0.1, and $(0.1) respectively	0.3	(0.2)	—
Foreign currency translation	5.0	(18.6)	16.5
Other comprehensive income (loss), net of tax	77.1	(180.6)	138.3
Comprehensive income (loss), net of tax	223.6	(59.0)	210.0
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.7	(1.0)	1.2
Comprehensive income (loss) attributable to Carpenter	$222.9	$(58.0)	$208.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2013, 2012 and 2011

($ in millions)	2013	2012	2011

OPERATING ACTIVITIES
Net income	$146.5	$121.6	$71.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	104.1	83.8	66.5
Deferred income taxes	9.4	36.8	(5.0)
Net pension expense	68.8	42.1	60.8
Net loss on disposal of property and equipment	2.2	2.0	0.8
Changes in working capital and other:
Accounts receivable	12.6	(31.1)	(56.9)
Inventories	(14.9)	(77.3)	(116.1)
Other current assets	11.5	1.6	6.4
Accounts payable	16.4	10.2	34.5
Accrued liabilities	9.9	20.1	4.6
Boarhead settlement	—	(21.8)	—
Pension contributions	(144.9)	(30.0)	(3.9)
Other, net	(6.4)	2.3	0.8
Net cash provided from operating activities	215.2	160.3	64.2
INVESTING ACTIVITIES
Purchases of property, equipment and software	(336.9)	(171.9)	(79.6)
Proceeds from disposals of property and equipment	1.2	1.2	1.1
Acquisition of businesses, net of cash acquired	—	(12.9)	(45.4)
Capital contributions to equity method investment	—	(1.8)	(6.2)
Purchases of marketable securities	—	—	(91.3)
Proceeds received from sale of equity method investment	7.9	—	—
Proceeds from sales and maturities of marketable securities	0.1	30.5	166.0
Net cash used for investing activities	(327.7)	(154.9)	(55.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of offering costs	297.0	—	247.4
Payments on long-term debt assumed in acquisition of business	—	(153.7)	(12.4)
Payments on long-term debt	(101.0)	(100.0)	—
Proceeds received from sale of noncontrolling interest	—	—	9.1
Dividends paid	(38.3)	(33.7)	(32.1)
Purchase of subsidiary shares from noncontrolling interest	(8.4)	—	—
Payments of debt issue costs	—	—	(1.4)
Tax benefits on share-based compensation	3.9	2.2	1.7
Proceeds from stock options exercised	2.3	1.8	1.6
Net cash provided from (used for) financing activities	155.5	(283.4)	213.9
Effect of exchange rate changes on cash and cash equivalents	3.5	(3.5)	4.4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46.5	(281.5)	227.1
Cash and cash equivalents at beginning of year	211.0	492.5	265.4
Cash and cash equivalents at end of year	$257.5	$211.0	$492.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and 2012

($ in millions, except share data)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$257.5	$211.0
Accounts receivable, net of allowance for doubtful accounts of $4.1 and $4.9 million at June 30, 2013 and 2012	342.0	354.2
Inventories	659.2	642.0
Deferred income taxes	2.7	10.6
Other current assets	20.1	31.9
Total current assets	1,281.5	1,249.7
Property, plant and equipment, net	1,168.4	924.6
Goodwill	257.7	260.5
Other intangibles, net	95.0	109.9
Other assets	80.3	83.1
Total assets	$2,882.9	$2,627.8

LIABILITIES
Current liabilities:
Accounts payable	$252.7	$236.1
Accrued liabilities	168.5	217.1
Current portion of long-term debt	—	101.0
Total current liabilities	421.2	554.2
Long-term debt, net of current portion	604.2	305.9
Accrued pension liabilities	246.9	377.3
Accrued postretirement benefits	151.2	179.8
Deferred income taxes	73.3	31.4
Other liabilities	83.0	66.1
Total liabilities	1,579.8	1,514.7

Contingencies and commitments (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 54,925,335 shares at June 30, 2013 and 54,809,735 shares at June 30, 2012; outstanding 52,773,060 shares at June 30, 2013 and 52,412,967 shares at June 30, 2012	274.6	274.0
Capital in excess of par value	254.4	252.7
Reinvested earnings	1,217.3	1,109.6
Common stock in treasury (2,152,275 shares and 2,396,768 shares at June 30, 2013 and 2012, respectively), at cost	(107.5)	(120.0)
Accumulated other comprehensive loss	(335.7)	(412.5)
Total Carpenter stockholders’ equity	1,303.1	1,103.8
Noncontrolling interest	—	9.3
Total equity	1,303.1	1,113.1
Total liabilities and equity	$2,882.9	$2,627.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Years Ended June 30, 2013, 2012 and 2011

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
($ in millions, except per share data)	Par Value Of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Other Comprehensive Loss	Noncontrolling interest	Total Equity

Balances at June 30, 2010	273.2	223.3	983.2	(535.2)	(371.1)	—	573.4
Net income			71.0			0.7	71.7
Pension and post-retirement benefits, net of tax					116.8		116.8
Net gain on derivative instruments, net of tax					5.0		5.0
Foreign currency translation					16.0	0.5	16.5
Proceeds received from sale of non-controlling interest						9.1	9.1
Cash Dividends:
Common @ $0.72 per share			(32.1)				(32.1)
Share-based compensation plans		8.3		3.0			11.3
Uncertain tax positions adjustments		1.4					1.4
Stock options exercised	0.5	1.1					1.6
Tax windfall on share-based compensation		1.3					1.3
Balances at June 30, 2011	273.7	235.4	1,022.1	(532.2)	(233.3)	10.3	776.0
Net income			121.2			0.4	121.6
Pension and post-retirement benefits, net of tax					(126.4)		(126.4)
Net loss on derivative instruments, net of tax					(35.4)		(35.4)
Unrealized loss on marketable securities, net of tax					(0.2)		(0.2)
Foreign currency translation					(17.2)	(1.4)	(18.6)
Cash Dividends:
Common @ $0.72 per share			(33.7)				(33.7)
Share-based compensation plans		3.7		6.2			9.9
Uncertain tax positions adjustments		0.4					0.4
Treasury shares issued in connection with acquisition of business		9.6		406.0			415.6
Stock options exercised	0.3	1.5					1.8
Tax windfall on share-based compensation		2.1					2.1
Balances at June 30, 2012	274.0	252.7	1,109.6	(120.0)	(412.5)	9.3	1,113.1
Net income			146.1			0.4	146.5
Pension and post-retirement benefits, net of tax					80.5		80.5
Net loss on derivative instruments, net of tax					(8.7)		(8.7)
Purchase of subsidiary shares from noncontrolling interest		1.6				(10.0)	(8.4)
Unrealized gain on marketable securities, net of taxes					0.3		0.3
Foreign currency translation					4.7	0.3	5.0
Cash Dividends:
Common @ $0.72 per share			(38.3)				(38.3)
Share-based compensation plans		(5.5)		12.5			7.0
Stock options exercised	0.6	1.7					2.3
Tax windfall on share-based compensation		3.9					3.9
Other			(0.1)				(0.1)
Balances at June 30, 2013	$274.6	$254.4	$1,217.3	$(107.5)	$(335.7)	$—	$1,303.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

For the Years Ended June 30, 2013, 2012 and 2011

	Common Shares
	Issued	Treasury	Net Outstanding

Balances at June 30, 2010	54,644,401	(10,677,317)	43,967,084
Stock options exercised	85,890	—	85,890
Share-based compensation plans	—	54,406	54,406
Balances at June 30, 2011	54,730,291	(10,622,911)	44,107,380
Treasury shares issued in connection with acquisition of business		8,100,000	8,100,000
Stock options exercised	79,444	—	79,444
Share-based compensation plans	—	126,143	126,143
Balances at June 30, 2012	54,809,735	(2,396,768)	52,412,967
Stock options exercised	115,600	—	115,600
Share-based compensation plans	—	244,493	244,493
Balances at June 30, 2013	54,925,335	(2,152,275)	52,773,060

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.  Investments in companies in which Carpenter exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for on the equity method of accounting and Carpenter’s share of their income or loss is included in other income, net in the consolidated statements of income. In November 2012, the Company dissolved its strategic partnership with Sandvik Materials Technology (“Sandvik”). Prior to the dissolution of the strategic partnership, the Company owned a 40 percent interest in Sandvik Powdermet AB, which the Company accounted for as an equity method investment. In addition, Sandvik owned a 40 percent interest in Carpenter Powder Products AB which has historically been reported as a noncontrolling interest.  Prior to November 2012, the financial results of Carpenter Powder Products AB were consolidated into the Company’s operating results and financial position, with the 40 percent interest of the noncontrolling partner recognized in the consolidated statement of income as net income attributable to noncontrolling interests and as equity attributable to the noncontrolling interest within total equity.

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

Research and Development

Research and development expenditures, which amounted to $19.4 million, $20.5 million and $18.9 million in fiscal years 2013, 2012 and 2011, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statement of income.  Substantially all development costs are related to developing new products or designing significant improvements to existing products.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates market.

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

Inventories

Inventories are valued at the lower of cost or market.  Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method.  Carpenter also uses the First-In, First-Out (“FIFO”) and average cost methods.  As of June 30, 2013 and 2012, $173.3 million and $162.1 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives, ranging principally from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $6.8 million, $6.1 million and $5.2 million for the years ended June 30, 2013, 2012 and 2011, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and intangible assets subject to amortization are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows.  The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon undiscounted future cash flows.

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

Derivative Financial Instruments

All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or other comprehensive income.  Carpenter enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies.  The Company has utilized interest rate swaps to convert floating rate debt to fixed rate, or to convert fixed rate debt to floating rate.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2013 and 2012, no customer accounted for 10 percent of total net sales and during fiscal year 2011, one customer accounted for 10 percent of total net sales.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the purchase price allocation in connection with the Latrobe Acquisition.

($ in millions)	Preliminary Purchase Price Allocation as of June 30, 2012	Measurement Period Adjustments	Final Purchase Price Allocation
Accounts receivable	$67.3	$(0.3)	$67.0
Inventory	241.2	1.4	242.6
Property, plant and equipment	172.4	—	172.4
Intangible assets	87.1	—	87.1
Other	10.6	(0.8)	9.8
Accounts Payable and accrued liabilities	(63.9)	(0.2)	(64.1)
Long-term debt	(153.7)	—	(153.7)
Pension and other postretirement liabilities	(100.8)	—	(100.8)
Deferred income taxes	(47.7)	2.7	(45.0)
Total identifiable net assets	212.5	2.8	215.3
Goodwill	214.5	(2.8)	211.7
Total purchase price, net of cash acquired	$427.0	$—	$427.0

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill recognized in connection with the Latrobe Acquisition consists of the value associated with the immediate increase in the Company’s premium melt capacity to meet strong customer demand,  improvements in  the Company’s position in attractive end-use markets such as aerospace and defense and energy, the complementary asset capabilities which the Company expects will lead to enriched, higher margin product mix and operating cost synergies as well as the capabilities for commercialization of new Carpenter products under development. None of the goodwill recognized is deductible for income tax purposes.

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

The unaudited pro forma results presented below include the effects of the Latrobe Acquisition as if it had occurred as of July 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the depreciation and amortization associated with estimates for the fair value of the property and equipment and acquired intangible assets and the impacts of the elimination of Latrobe debt that was repaid at closing. The supplemental proforma earnings were adjusted to exclude acquisition related costs in the fiscal year 2012 and 2011 periods.

	June 30,
($ in millions)	2012	2011

Revenue	$2,339.6	$2,125.3
Earnings	$160.1	$93.5
Earnings per Common Share
Basic	$3.04	$1.78
Diluted	$3.01	$1.77

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

Strategic Partnership

In the second quarter of fiscal year 2011, the Company established a strategic partnership with Sandvik Materials Technology (“Sandvik”) to further strengthen its leadership position in high-performance powder metal products. As part of the strategic partnership, the Company acquired a 40 percent interest in Sandvik Powdermet AB for a cash purchase price of $6.2 million. The Company treated the acquisition of the 40 percent interest in Sandvik Powdermet AB as an equity method investment. In addition, in connection with the strategic partnership, Sandvik acquired a 40 percent interest in Carpenter Powder Products AB for a cash purchase price of $9.1 million.  Sandvik’s acquired interest in Carpenter Powder Products AB has been reported as a noncontrolling interest.

In November 2012, the Company dissolved its strategic partnership with Sandvik Materials Technology (“Sandvik”).  Under the terms of the dissolution agreement, the Company received $7.9 million of proceeds from the sale of its investment in Sandvik Powdermet AB and paid $8.4 million to repurchase the shares of Carpenter Products AB from Sandvik. The dissolution resulted in a $1.9 million gain related to the sale of the investment in Sandvik Powdermet during the year ended June 30, 2013. No gain or loss was recognized related to the repurchase of the Carpenter Powder Products AB shares.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.                                      Earnings per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2013, 2012 and 2011 were as follows:

	Years Ended June 30,
($ in millions, except per share data)	2013	2012	2011
Net income attributable to Carpenter	$146.1	$121.2	$71.0
Less: earnings and dividends allocated to participating securities	(0.8)	(1.1)	(0.8)

Earnings available for Carpenter common shareholders	$145.3	$120.1	$70.2

Weighted average number of common shares outstanding, basic	52.9	47.1	44.1

Basic earnings per common share	$2.75	$2.55	$1.59

Net income attributable to Carpenter	$146.1	$121.2	$71.0

Weighted average number of common shares outstanding, basic	52.9	47.1	44.1

Effect of shares issuable under share based compensation plans	0.5	0.7	0.6

Weighted average number of common shares outstanding, diluted	53.4	47.8	44.7

Diluted earnings per common share	$2.73	$2.53	$1.59

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2013	2012	2011

Stock options	0.4	—	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.                                      Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of June 30, 2013 and 2012. The following is a summary of marketable securities, all of which were classified as available-for-sale as of June 30, 2013 and 2012:

June 30, 2013		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value
Non-current
Municipal auction rate securities	$5.9	$(0.5)	$5.4

June 30, 2012		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value
Non-current
Municipal auction rate securities	$6.0	$(1.0)	$5.0

For the fiscal years ended June 30, 2013, 2012 and 2011, proceeds from sales and maturities of marketable securities were $0.1 million, $30.5 million and $166.0 million, respectively.

Municipal Auction Rate Securities

As of June 30, 2013 and June 30, 2012, the Company’s marketable securities included municipal auction rate securities with a par value of $5.9 million and $6.0 million, respectively. The municipal auction rate securities are callable at par at the option of the issuer. As of June 30, 2013 and 2012 respectively, the Company recorded $0.5 million and $1.0 million of unrealized losses to reflect the estimated market value of these securities. The Company does not intend to sell the securities and believes that it is more likely than not that the Company will not be required to sell the securities before recovering their costs. The valuation of auction rate securities is subject to uncertainties that are difficult to predict. Factors that impact the valuation of these securities include changes in credit ratings of the securities as well as the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity. The municipal auction rate securities owned by the Company are of high credit quality and maintain credit enhancements. The Company does not believe that any of the underlying issuers of our municipal auction rate securities are currently at risk of default. The securities have been classified according to their stated maturity dates, which range from 2019 to 2030. Accordingly, the municipal auction rate securities are included in other assets in the accompanying consolidated balance sheets.

5.                                      Inventories

	June 30,
($ in millions)	2013	2012
Raw materials and supplies	$111.6	$114.1
Work in process	325.9	312.4
Finished and purchased products	221.7	215.5
Total inventory	$659.2	$642.0

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $222.4 million and $279.8 million higher as of June 30, 2013 and 2012, respectively.  Current cost of LIFO-valued inventories was $708.3 million at June 30, 2013 and $759.7 million at June 30, 2012.  The reductions in LIFO-valued inventories decreased cost of sales by $2.1 million during fiscal year 2013, $0 million during fiscal year 2012, and $1.7 million during fiscal year 2011.

6.                                      Property, Plant and Equipment

	June 30,
($ in millions)	2013	2012
Land	$20.9	$16.6
Buildings and building equipment	326.4	301.3
Machinery and equipment	1,555.7	1,454.6
Construction in progress	292.1	97.6
Total at cost	2,195.1	1,870.1
Less: accumulated depreciation and amortization	1,026.7	945.5
Total property, plant, and equipment	$1,168.4	$924.6

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)

Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation for the years ended June 30, 2013, 2012 and 2011 was $85.1 million, $71.5 million and $59.2 million, respectively.

7.                                      Goodwill and Other Intangible Assets, Net

Goodwill

The Company conducted its annual impairment review as of February 28, 2013 for the Latrobe reporting units and June 30, 2013 and 2012 for all other reporting units. As a result of the impairment review, the Company has determined that there was no goodwill impairment. Based on the impairment testing performed as of June 30, 2013, one of the Company’s reporting units, Carpenter Powder Products, a component of the PEP segment, excess of fair value over carrying value amounted to 4 percent. The goodwill associated with the Carpenter Powder Products reporting unit was $3.4 million as of June 30, 2013.  In addition, based on the goodwill impairment testing performed as of February 28, 2013 for the Latrobe segment, the excess of fair value over carrying value amounted to approximately 8 percent reflecting that there has been no significant change in the fair value of the Latrobe business since acquisition on February 29, 2012.  For all other reporting units with goodwill as of June 30, 2013, the fair value exceeded the carrying value by over 15 percent.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by reportable segment for fiscal year 2013 and 2012 were as follows:

($ in millions)	June 30, 2011	Acquisitions	Other	June 30, 2012	Other	June 30, 2013

Goodwill	$79.6	$215.2	$0.4	$295.2	$(2.8)	$292.4
Accumulated impairment losses	(34.7)	—	—	(34.7)	—	(34.7)
Total goodwill	$44.9	$215.2	$0.4	$260.5	$(2.8)	$257.7

Performance Engineered Products	$44.9	$0.7	$0.4	$46.0	$—	$46.0
Latrobe	—	214.5	—	214.5	(2.8)	211.7
Total goodwill	$44.9	$215.2	$0.4	$260.5	$(2.8)	$257.7

The amounts included in “other” in the above table represent amounts recorded in goodwill associated with the fiscal year 2011 Oilfield Alloys acquisition for which the purchase price allocation was completed during fiscal year 2012 and the fiscal year 2012 Latrobe acquisition for which the purchase price allocation was completed during fiscal year 2013.

Other Intangible Assets, Net

		2013			2012
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	2.5 - 30	$42.0	$(22.1)	$19.9	$42.0	$(17.3)	$24.7
Customer relationships	5 - 15	78.2	(9.4)	68.8	78.2	(3.4)	74.8
Non-compete agreements	6.5	5.4	(2.1)	3.3	5.4	(1.2)	4.2
Contracts	2.9	3.7	(0.7)	3.0	6.4	(0.2)	6.2
Total		$129.3	$(34.3)	$95.0	$132.0	$(22.1)	$109.9

Carpenter recorded $12.2 million of amortization expense related to intangible assets during fiscal year 2013, $6.2 million during fiscal year 2012, and $2.0 million during fiscal year 2011. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $12.4 million in fiscal year 2014, $9.0 million in fiscal year 2015, $7.6 million in fiscal year 2016, $6.7 million in fiscal year 2017 and $5.9 million in fiscal year 2018.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.                                      Debt

On February 26, 2013, the Company completed an offering and sale of $300 million in aggregate principal amount of its 4.45% Senior Notes due 2023 (the “Notes”). The Notes accrue interest at the rate of 4.45% per annum, with interest payable in cash semi-annually in arrears on each March 1 and September 1, commencing September 1, 2013. The Notes will mature on March 1, 2023. The Notes will be senior unsecured indebtedness of the Company, ranking equally in right of payment with all its existing and future senior unsecured indebtedness and senior to its future subordinated indebtedness.  The Company used a portion of the net proceeds from the issuance of the Notes to repay in full $100 million in aggregate principal amount of its senior unsecured notes due May 2013. The Company intends to use the remaining net proceeds from the issuance of the Notes for general corporate purposes, which may include discretionary pension contributions, additions to working capital, capital expenditures, repayment of debt, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

On June 28, 2013, the Company entered into $500 million syndicated credit facility (“Credit Agreement”) that extends to June 28, 2018. The Credit Agreement replaced the Company’s previous revolving credit facility, dated as of June 21, 2011, which had been set to expire in June 2016. During the fiscal year ended June 30, 2013, the Company capitalized $0.8 million of debt issue costs paid in connection with the Credit Agreement.

Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” that are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of June 30, 2013), and for Base Rate-determined loans, from 0.0% to 0.90% (0.25% as of June 30, 2013). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.15% as of June 30, 2013), determined based upon the Company’s Debt Rating, of the $500 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of June 30, 2013), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2013, the Company had $7.2 million of issued letters of credit under the Credit Agreement, with the balance of $492.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (of 3.5 to 1.0 for any period of four consecutive fiscal quarters of the Company.). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of June 30, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt outstanding as of June 30, 2013 and 2012 consisted of the following:

	June 30,
($ in millions)	2013	2012
Senior unsecured notes, 6.625% due May 2013 (face value of $100.0 million at June 30, 2012)	$—	$101.3
Medium-term notes, Series B at 6.74% to 7.10% due from April 2018 to May 2018 (face value of $55.0 and $56.0 million at June 30, 2013 and 2012, respectively)	55.0	56.0
Senior unsecured notes, 5.200% due July 2021 (face value of $250.0 million at June 30, 2013 and 2012)	249.7	249.6
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million and $0.0 at June 30, 2013 and 2012, respectively)	299.5	—
Total	604.2	406.9
Less amounts due within one year	—	101.0
Long-term debt, net of current portion	$604.2	$305.9

Aggregate maturities of long-term debt for the five years subsequent to June 30, 2013, are $0 million in fiscal year 2014, 2015, 2016, 2017, $55.0 million in 2018 and $550.0 million thereafter.

For the years ended June 30, 2013, 2012 and 2011, interest costs totaled $27.8 million, $25.0 million and $17.6 million, respectively, of which $6.8 million, $1.2 million and $0.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

9.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2013 and 2012:

	June 30,
($ in millions)	2013	2012
Accrued compensation	$49.4	$50.1
Derivative financial instruments	29.1	26.5
Accrued postretirement benefits	15.4	17.2
Accrued pension liabilities	9.7	70.0
Other	64.9	53.3
Total accrued liabilities	$168.5	$217.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.                               Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary. Effective January 1, 2012, new employees will not be eligible to participate in the Company’s largest defined benefit pension plan.

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Benefit payments are currently paid from corporate assets.  Plan assets are maintained in a Voluntary Employee Benefit Association Trust (“VEBA”).

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

			Other
	Pension Plans		Postretirement Plans
($ in millions)	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,218.1	$929.2	$282.2	$204.2
Plan liabilities assumed in connection with Latrobe acquisition	—	116.3	—	57.2
Service cost	32.5	23.0	4.4	3.7
Interest cost	53.0	51.3	12.2	11.8
Benefits paid	(70.6)	(61.1)	(13.3)	(11.4)
Actuarial (gain) loss	(45.7)	159.5	(25.9)	16.3
Plan settlements	(0.6)	—	—	—
Other	—	(0.1)	0.2	0.4
Projected benefit obligation at end of year	$1,186.7	$1,218.1	$259.8	$282.2

Change in plan assets:
Fair value of plan assets at beginning of year	$770.9	$710.2	$85.3	$80.3
Plan assets acquired in connection with Latrobe acquisition	—	72.8	—	—
Actual return on plan assets	82.3	15.8	8.2	5.3
Benefits paid from plan assets	(70.6)	(61.1)	(13.6)	(11.7)
Contributions	148.2	33.2	13.3	11.4
Plan settlements	(0.6)	—	—	—
Fair value of plan assets at end of year	$930.2	$770.9	$93.2	$85.3

Funded status of the plans	$(256.5)	$(447.2)	$(166.6)	$(196.9)

Amounts recognized in the Consolidated Balance Sheets :
Other assets - noncurrent	$0.1	$0.1	$—	$—
Accrued liabilities - current	(9.7)	(70.0)	(15.4)	(17.1)
Accrued pension liabilities - noncurrent	(246.9)	(377.3)	—	—
Accrued postretirement benefits	—	—	(151.2)	(179.8)
	$(256.5)	$(447.2)	$(166.6)	$(196.9)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Other
	Pension Plans		Postretirement Plans
($ in millions)	2013	2012	2013	2012
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$412.4	$513.6	$36.9	$67.9
Prior service cost (credit)	2.9	3.6	(0.1)	(4.2)

Total	$415.3	$517.2	$36.8	$63.7

Additional information:

Accumulated benefit obligation for all pension plans	$1,072.3	$1,112.1	N/A	N/A

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2013 and 2012:

	Pension Plans		Other Postretirement Plans
($ in millions)	2013	2012	2013	2012
Projected benefit obligation	$1,186.6	$1,217.9	$259.8	$282.2
Fair value of plan assets	$930.0	$770.6	$93.2	$85.3

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2013 and 2012:

	Pension Plans		Other Postretirement Plans
($ in millions)	2013	2012	2013	2012
Accumulated benefit obligation	$1,072.2	$1,112.0	$259.8	$282.2
Fair value of plan assets	$930.0	$770.6	$93.2	$85.3

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2013, 2012 and 2011 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2013	2012	2011	2013	2012	2011
Service cost	$32.5	$23.0	$22.8	$4.4	$3.7	$2.7
Interest cost	53.0	51.3	46.5	12.2	11.8	10.9
Expected return on plan assets	(54.8)	(54.2)	(45.4)	(6.4)	(6.4)	(5.0)
Amortization of net loss	28.1	17.5	29.1	3.2	2.6	6.0
Amortization of prior service cost (benefit)	0.7	0.7	1.0	(4.1)	(7.9)	(7.9)
Plan settlement expense	—	—	0.1	—	—	—
Net pension expense	$59.5	$38.3	$54.1	$9.3	$3.8	$6.7

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

	Pension Plans			Other Postretirement Plans
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	5.00%	4.50%	5.50%	5.00%	4.50%	5.50%
Rate of compensation increase	3.66%	3.67%	3.66%	N/A	N/A	N/A

	Pension Plans			Other Postretirement Plans
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	4.50%	5.50%	5.00%	4.50%	5.50%	5.00%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%	7.50%	8.00%	8.00%
Long-term rate of compensation increase	3.67%	3.66%	3.66%	N/A	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2013	2012
Assumed health care cost trend rate	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2018

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.6 million and increase the postretirement benefit obligation by $9.9 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.5 million and decrease the postretirement benefit obligation by $8.7 million.

Net pension expense, which we define to include the net periodic benefit costs of both the pension and other postretirement plans, is estimated to be $59.7 million for the year ended June 30, 2014, comprised of $48.6 million of net periodic benefit costs for pension plans and $11.1 million of net periodic benefit costs for other post-retirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefit costs for pension plans for the year ended June 30, 2014 were 5.00 percent and 7.00 percent, respectively.  The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefits costs for other post-retirement benefit plans for the year ended June 30, 2014 were 5.00 percent and 7.00 percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2014 are:

		Other
	Pension	Postretirement
($ in millions)	Plans	Plans	Total
Amortization of prior service cost (credit)	$0.5	$(0.1)	$0.4
Amortization of net actuarial loss	21.8	1.2	23.0
Amortization of accumulated other comprehensive loss	$22.3	$1.1	$23.4

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2013 and 2012, by asset category are as follows:

	2013	2012
Equity securities	63.5%	66.0%
Fixed income securities	34.3	31.3
Cash and cash equivalents	2.2	2.7
Total	100.0%	100.0%

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

Management determines an asset allocation that will provide the highest level of return for an acceptable level of risk.  Accordingly, Carpenter invests in different asset classes including large-, mid- and small-cap growth and value funds, index and international equity funds, short-term and medium-term duration fixed-income funds and high yield funds. The plan’s current allocation policy is to have approximately 60 percent U.S. and international equities and 40 percent fixed income securities. The Company may vary the actual asset mix based on the ratio of the plan assets and liabilities. Management reviews the asset allocation on a quarterly basis and makes revisions as deemed necessary. The assets related to Carpenter’s other postretirement benefit plans were invested approximately 60 percent U.S. and equities and 40 percent fixed income securities of June 30, 2013.  Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company’s pension plan assets as of June 30, 2013 and 2012, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2013			June 30, 2012
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$—	$13.7	$13.7	$—	$14.4	$14.4
Domestic and international equities	281.8	—	281.8	237.9	—	237.9
Commingled funds	52.1	164.4	216.5	40.4	151.0	191.4
Limited partnerships	—	137.9	137.9	—	95.9	95.9
Government agency bonds	7.9	101.9	109.8	6.6	95.8	102.4
Corporate bonds	—	149.8	149.8	—	102.1	102.1
Mutual funds	2.5	—	2.5	10.1	—	10.1
Mortgage/asset backed securities and other	—	18.2	18.2	—	16.7	16.7

	$344.3	$585.9	$930.2	$295.0	$475.9	$770.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s other postretirement benefit plans as of June 30, 2013 and 2012, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2013			June 30, 2012
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commingled fund	$—	$51.4	$51.4	$—	$44.7	$44.7
Short-term investments	—	14.2	14.2	—	5.8	5.8
Government agency bonds	—	15.9	15.9	—	15.9	15.9
Corporate bonds and other	—	7.5	7.5	—	7.4	7.4
Mortgage backed securities	—	4.2	4.2	—	11.5	11.5

	$—	$93.2	$93.2	$—	$85.3	$85.3

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

Cash Flows — Employer Contributions

The Company made contributions of $144.9 million to its US pension plans during fiscal year 2013, a contribution of $30.0 million during fiscal year 2012 and a contribution of $3.9 million during fiscal year 2011. The Company currently expects to make approximately $6.3 million in required contributions to the Company’s pension plans during fiscal year 2014.  During the years ended June 30, 2013, 2012 and 2011, the Company made contributions of $3.3 million, $3.2 million and $3.1 million to other pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.  Pension Benefits are currently paid from plan assets and Other Benefits are currently paid from corporate assets:

	Pension	Other
($ in millions)	Benefits	Benefits
2014	$73.6	$15.5
2015	$76.0	$16.1
2016	$77.1	$16.7
2017	$78.8	$17.2
2018	$81.6	$17.7
2019-2023	$438.9	$92.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees.  Company contributions to the plan were $8.9 million in fiscal year 2013, $6.8 million in fiscal year 2012 and $5.2 million in fiscal year 2011.

11.                               Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2013, 2012 and 2011, the Company increased the liabilities recorded for environmental remediation costs by $0.3 million, $0.7 million and $0.3 million, respectively. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2013 and 2012 was $14.8 million and $14.5 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Export Regulations Violations

During fiscal year 2008, the Company became aware of potential violations of federal export regulations at a business unit that had been recently divested.  Upon investigation, the Company discovered that approximately 40 foreign nationals employed over time at the business unit’s facility may have been exposed to protected technical data related to the production of various products for military applications.  An export license from the Department of State and the Department of Commerce is required prior to the exporting of technical data for military applications. The Company has applied for and received similar applications for other business units, but did not have such a license for the divested business unit. Violations of Federal export regulations can be subject to civil penalties depending upon the severity of the violation. The Company filed voluntary disclosures with the Department of State and the Department of Commerce before the divestiture of the business unit on March 31, 2008.  The Department of State responded to the voluntary disclosure without assessing civil penalties.  The Department of Commerce has not yet responded to the voluntary disclosure.  It is not possible to determine the amount, if any, of civil penalties that may be assessed by the Department of Commerce. The statute of limitations for this matter has expired.  As a result, the Company has not recorded any liability for potential penalties as of June 30, 2013 and does not expect to incur any liabilities related to this matter.

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and the Company is subject to contingencies that are common to its operations, including those pertaining to product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims, patent infringement and tax issues.  The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business.  The commitments include both fixed and variable price provisions.  Raw material prices as of June 30, 213 were used for commitments with variable pricing.  The purchase commitments covered by these agreements aggregate to approximately $408.6 million as of June 30, 2013 all of which relates to fiscal year 2014.

12.                               Operating Leases

The Company leases certain facilities and equipment under operating leases.  Total rent expense was $12.3 million, $9.8 million and $7.3 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2013 are:  $11.0 million in fiscal year 2014, $7.8 million in fiscal year 2015, $4.2 million in fiscal year 2016, $2.3 million in fiscal year 2017, $1.8 million in fiscal year 2018 and $7.2 million thereafter.

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

June 30, 2013	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$—	$5.4	$5.4
Derivative financial instruments	—	0.9	0.9
Total assets	$—	$6.3	$6.3

Liabilities:
Derivative financial instruments	$—	$73.1	$73.1

June 30, 2012	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	—	5.0	5.0
Derivative financial instruments	—	2.6	2.6
Total assets	$—	$7.6	$7.6

Liabilities:
Derivative financial instruments	$—	$56.5	$56.5

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2013		June 30, 2012
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$604.2	$602.8	$406.9	$427.7
Company-owned life insurance	$13.6	$13.6	$11.0	$11.0

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of June 30, 2013 and June 30, 2012 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as using Level 2 inputs in the fair value hierarchy.

14.                               Share-Based Compensation

Carpenter has two share-based compensation plans: the 1993 Plan covering officers and key employees and the Director’s Plan covering non-employee directors.  Awards granted under the share-based compensation plans are generally paid from shares held in treasury and any additional required share payments are made with newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $13.1 million, $13.3 million, and $14.4 million for the years ended June 30, 2013, 2012 and 2011, respectively.

1993 Plan

The 1993 plan provides that the Board of Directors may grant stock options, restricted stock, and restricted stock units, and determine the terms and conditions of each grant.  The 1993 plan provides the Chief Executive Officer with limited authority to grant awards.  As of June 30, 2013, 2,343,472 shares were available for awards which may be granted under this plan.

Director’s Plan

The Director’s plan provides for the granting of stock options, performance units and stock units to non-employee Directors. As of June 30, 2013, 790,049 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans):

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are exercisable after one to three years of service and expire no longer than ten years from the grant date.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options awarded in fiscal years 2013, 2012 and 2011 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2013	2012	2011
Expected volatility	55%	54%	55%
Dividend yield	1%	1%	2%
Risk-free interest rate	0.7%	1.4%	1.6%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2010	820,655	$26.53
Granted	227,600	34.78
Exercised	(85,590)	17.91
Cancelled	(5,858)	31.31
Outstanding at June 30, 2011	956,807	29.23
Granted	152,450	55.04
Exercised	(79,444)	23.57
Cancelled	(7,207)	27.11
Outstanding at June 30, 2012	1,022,606	33.54
Granted	198,904	48.60
Exercised	(115,600)	19.82
Cancelled	(17,182)	48.42
Outstanding at June 30, 2013	1,088,728	$37.51	6.8 Years	$11.4

Exercisable at June 30, 2013	759,720	$33.02	6.0 Years	$10.8

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding and Exercisable Options:

Exercise Price Range	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Exercise Price
$5.00 -$20.00	176,139	5.9	$17.18	176,139	$17.18
$20.01 - $30.00	189,624	6.0	22.66	189,624	22.66
$30.01 - $40.00	196,699	7.1	34.64	138,419	34.73
$40.01 - $50.00	294,669	7.5	46.23	127,251	43.93
$50.01 - $63.54	231,597	6.9	56.47	128,287	57.40
	1,088,728		$37.51	759,720	$33.02

The weighted average grant date fair value of options awarded during fiscal years 2013, 2012 and 2011 was $20.37, $23.46 and $14.75, respectively. Share based compensation charged against income related to stock options for the years ended June 30, 2013, 2012 and 2011 was $3.4 million, $3.1 million and $3.8 million, respectively. As of June 30, 2013, $2.0 million of compensation cost related to nonvested stock options remains to be recognized over a weighted average remaining life of 1.4 years.

Of the options outstanding at June 30, 2013, 877,477 relate to the 1993 plan and 211,251 relate to the Directors’ Plan.

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

Time-based restricted share awards typically vest three years from the date of grant. Compensation cost related to time based share awards is recognized over the vesting period of the award.

Amounts charged to compensation expense for nonvested stock awards was $4.8 million, $6.1 million and $7.7 million for the years end June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, $3.3 million of compensation cost related to nonvested restricted stock awards remains to be recognized over a weighted average remaining life of 1.1 years.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested Balance at June 30, 2010	345,027	$26.63
Time-based granted	171,617	33.10
Performance-based earned	131,644	32.52
Vested	(165,576)	33.43
Forfeited	(1,971)	36.64
Nonvested Balance at June 30, 2011	480,741	28.17
Time-based granted	43,408	49.75
Performance-based earned	77,423	55.69
Vested	(171,140)	28.00
Forfeited	(11,101)	21.75
Nonvested Balance at June 30, 2012	419,331	35.71
Time-based granted	22,838	50.15
Performance-based earned	41,816	47.85
Vested	(254,967)	31.39
Forfeited	(13,603)	51.85
Nonvested Balance at June 30, 2013	215,415	$43.75

Total Stockholder Return Awards:

The Company granted Total Stockholder Return (“TSR”) awards in fiscal years 2013, 2012 and 2011. The TSR awards are granted at a target number of shares, and vest based on the Company’s total stockholder return compared to the total stockholder returns of a group of peer companies at the end of a three-year period. The actual number of shares awarded may range from a minimum of 50 percent of the target shares to a maximum of two times target. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost recognized in fiscal years 2013, 2012 and 2011 related to TSR awards was $3.7 million, $3.0 million and $1.9 million, respectively.

Director Stock Units

According to the provisions of the Director’s plan, on the date of each annual stockholders’ meeting or on such other regularly scheduled date as the Board of Directors may determine from time to time in light of the Company’s prevailing practices for the grant of equity awards to employees, each Director shall be granted, in place of cash compensation, a number of stock units determined by dividing 50 percent of the Director’s annual retainer by the fair market value of the Company’s common stock on that date. These stock units vest as to one-quarter of the units for every three months of service following the grant date subject to the Director’s continued service, and are fully vested on the first anniversary of the grant date.   At the Director’s election, the remaining 50 percent of the annual retainer and 100 percent of committee chair fees may be paid in stock units in lieu of cash. These units are immediately vested.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the grant of retainer stock units described above, each Director may be granted annually an additional award of stock units as the Board may determine by resolution.  These stock units vest as to one-quarter of the units for every three months of service following the grant date subject to the Director’s continued service, and are fully vested on the first anniversary of the grant date.

Additional units are credited to each Director on a quarterly basis to reflect dividend equivalents on the Company’s common stock.

In the case of separation from service due to death or disability, all stock units shall immediately vest.

Following a Director’s retirement, the Director will be paid the number of the Company’s common stock shares equal to the number of stock units credited to the Director’s account.

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2010	162,864	$22.66
Granted	29,822	36.45
Dividend equivalents	3,015	—
Outstanding at June 30, 2011	195,701	25.81
Granted	22,660	47.89
Dividend equivalents	3,049	—
Outstanding at June 30, 2012	221,410	27.10
Granted	21,710	53.53
Dividend equivalents	3,399	—
Outstanding at June 30, 2013	246,519	$30.06

Compensation cost is determined using the grant-date fair value and charged to expense over the vesting period of one year and amounted to $1.2 million, $1.1 million and $1.0 million for the years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2013, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts was not material.

Fair Value Hedging - Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2013 and 2012, the total notional amounts of floating interest rate contracts were $0.0 million and $45.0 million, respectively. For the years ended June 30, 2013 and 2012, net gains of $1.4 million and $1.4 million were recorded as a reduction to interest expense, respectively. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2013 and 2012:

June 30, 2013 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.9	$—	$0.9
Other assets	—	—	—	—
Total asset derivatives	$—	$0.9	$—	$0.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.4	$28.7	$29.1
Other liabilities	—	—	44.0	44.0
Total liability derivatives	$—	$0.4	$72.7	$73.1

June 30, 2012 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$1.2	$—	$1.4
Other assets	1.2	—	—	1.2
Total asset derivatives	$1.4	$1.2	$—	$2.6
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$1.5	$25.0	$26.5
Other liabilities	—	0.4	29.6	30.0
Total liability derivatives	$—	$1.9	$54.6	$56.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings or it becomes probable that the forecasted transaction will not occur.  The following is a summary of the (losses) gains related to cash flow hedges recognized during the years ended June 30, 2013, 2012 and 2011:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Years Ended June 30,
($ in millions)	2013	2012	2011
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(43.2)	$(79.0)	$15.2
Foreign exchange contracts	1.9	(0.1)	(2.4)
Forward interest rate swaps	2.7	—	1.0
Total	$(38.6)	$(79.1)	$13.8

	Location of (Loss) Gain	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Reclassified from AOCI into	Years Ended June 30,
($ in millions)	Income (Effective Portion)	2013	2012	2011
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(24.9)	$(23.4)	$7.6
Forward interest rate swaps	Interest expense	0.2	—	—
Foreign exchange contracts	Net sales	0.1	1.2	(1.2)
Total		$(24.6)	$(22.2)	$6.4

The Company estimates that $15.9 million of net derivative losses included in AOCI as of June 30, 2013 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2013. Ineffectiveness was not material during the year ended June 30, 2013.

The changes in AOCI associated with derivative hedging activities during the years ended June 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance at July 1	$(32.8)	$2.6	$(2.4)
Current period changes in fair value, net of tax	(24.2)	(49.1)	8.5
Reclassification to earnings, net of tax	15.5	13.7	(3.5)
Balance at June 30	$(41.5)	$(32.8)	$2.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of June 30, 2013 the Company had no cash collateral held by counterparties.

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

16.          Income Taxes

Income from continuing operations before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2013	2012	2011
Domestic	$198.0	$168.4	$64.9
Foreign	18.8	20.2	22.9
Income before income taxes	$216.8	$188.6	$87.8

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2013	2012	2011
Current:
Federal	$49.7	$21.5	$9.2
State	5.9	2.9	5.2
Foreign	5.3	5.8	6.7
Total current	60.9	30.2	21.1
Deferred:
Federal	7.8	32.5	(3.6)
State	2.5	4.1	(1.3)
Foreign	(0.9)	0.2	(0.1)
Total deferred	9.4	36.8	(5.0)

Total income tax expense	$70.3	$67.0	$16.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rate:

	Years Ended June 30,
(% of pre-tax income)	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	2.2	2.9
Domestic manufacturing deduction	(2.7)	(2.3)	(3.4)
Research and development tax credit	(1.3)	(0.6)	(3.7)
Foreign tax rate differential	(0.9)	(0.6)	(1.7)
Nontaxable income	(0.6)	—	(0.6)
Foreign source income	—	—	(7.3)
Increases (decreases) in valuation allowances	0.5	0.1	(0.2)
Adjustments of prior years’ income taxes	0.3	(0.5)	(2.6)
Changes in uncertain tax positions, net	(0.6)	0.4	(0.4)
Other, net	0.7	1.8	0.3
Effective income tax rate	32.4%	35.5%	18.3%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases.  The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheet are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2013, the Company had state net operating loss carryforwards of $324.5 million expiring between 2014 and 2032.  The valuation allowance increased from fiscal year 2012 by $1.1 million primarily due to a decrease in the amount of future reversals of taxable temporary differences.

	June 30,
($ in millions)	2013	2012
Deferred tax assets:
Pensions	$96.5	$132.1
Postretirement provisions	64.6	90.8
Net operating loss carryforwards	21.3	20.7
Environmental	4.6	4.5
Derivatives and hedging activities	25.2	20.0
Other	28.0	24.5
Gross deferred tax assets	240.2	292.6
Valuation allowances	(19.2)	(18.1)
Net deferred tax assets	221.0	274.5

Deferred tax liabilities:
Depreciation	(227.4)	(239.5)
Intangible assets	(43.0)	(41.2)
Inventories	(21.1)	(12.9)
Other	—	(1.7)
Total deferred tax liabilities	(291.5)	(295.3)

Deferred tax liabilities	$(70.5)	$(20.8)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2013, the Company had undistributed earnings of foreign subsidiaries, amounting to $122.9 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes in various foreign tax jurisdictions.  It is not practical to calculate these taxes due to the complex and hypothetical nature of the calculations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

	Years Ended June 30,
($ in millions)	2013	2012	2011
Balance, beginning	$2.3	$1.9	$3.6
Additions based on tax positions of prior years	0.6	—	0.3
Additions based on tax positions of current years	—	0.4	—
Reductions as a result of a lapse of statute of limitations	(1.3)	—	(2.0)
Reductions based on tax positions of prior year	(0.2)	—	—
Balance, ending	$1.4	$2.3	$1.9

The liability for unrecognized tax benefits as of June 30, 2013 of $1.4 million includes $1.1 million of offsetting tax benefits for reversals of deferred tax items.  The net amount of $0.3 million would, if recognized, favorably impact the Company’s effective tax rate. The net amounts at June 30, 2012 and 2011 were $0.8 million and $0.4 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefits will change within the next 12 months; however, any such changes should not have a significant impact on the Company’s consolidated financial statements.

It is the Company’s policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. The Company’s income tax expense included a benefit of $0.3 million, a charge of $0.4 million and a benefit of $0.3 million related to interest and penalties for the years ended June 30, 2013, 2012 and 2011, respectively.  In addition, $0.6 million and $0.7 million were included in accrued income taxes in the consolidated balance sheet as of June 30, 2013 and 2012, respectively.

All years prior to June 30, 2009 have been settled with the Internal Revenue Service and with most significant state tax jurisdictions. The Company has not extended any statute of limitations period for any significant location in which it operates. Generally, tax years are open to examination for a period of four to six years following the filing of the tax returns.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.          Other Income, Net

Other income, net consists of the following:

	Years Ended June 30,
($ in millions)	2013	2012	2011
Interest income	$0.3	$0.9	$1.1
Equity in earnings of unconsolidated subsidiaries	1.3	0.6	2.6
Unrealized gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	3.0	(0.4)	2.5
Continued Dumping and Subsidy Offset Act receipts	0.1	—	2.0
Other	0.4	1.2	0.3
Total other income, net	$5.1	$2.3	$8.5

18.          Segment Information, Geographic and Product Data

The Company has three reportable segments, Specialty Alloys Operations (“SAO”), Latrobe, and Performance Engineered Products (“PEP”). During the first quarter of fiscal year 2013, the Company moved the Specialty Steel Supply (“SSS”) business acquired in connection with the Latrobe Acquisition from the Latrobe segment to the Performance Engineered Products segment.  All prior year information has been recast to conform to the current year presentation.

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading, Pennsylvania and the surrounding area, South Carolina, and the new premium products manufacturing facility being built in Athens, Alabama.  The combined assets of the SAO operations are managed in an integrated manner to optimize efficiency and profitability across the total system.

The Latrobe segment is comprised of the operations of the Latrobe business acquired effective February 29, 2012. The Latrobe segment provides management with the focus and visibility into the business performance of these newly acquired operations. The Latrobe segment also includes the results of Carpenter’s distribution business in Mexico.

The PEP segment is comprised of the Company’s differentiated operations.  This includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business and the Specialty Steel Supply distribution business that was acquired in connection with the Latrobe Acquisition.  The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring related charges, transaction costs associated with acquisitions, and other specifically-identified income or expense items.  The accounting policies of our reportable segments are the same as those described in the Summary of Significant Accounting Policies.

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

On a consolidated basis, no single customer accounted for 10 percent or more of the Company’s sales for the years ended June 30, 2013 and June 30, 2012. On a consolidated basis one customer, Precision Castparts Corporation, accounted for 10% ($161.7 million) of the Company’s sales for the year ended June 30, 2011.

Segment Data	Years Ended June 30,
($ in millions)	2013	2012	2011
Net Sales:
Specialty Alloys Operations	$1,547.4	$1,566.6	$1,431.3
Latrobe	491.2	200.8	38.7
Performance Engineered Products	378.8	365.7	248.3
Intersegment	(145.7)	(104.4)	(43.2)
Consolidated net sales	$2,271.7	$2,028.7	$1,675.1

Operating Income:	Years Ended June 30,
($ in millions)	2013	2012	2011
Specialty Alloys Operations	$218.9	$229.4	$139.3
Latrobe	58.3	11.0	2.2
Performance Engineered Products	36.5	44.1	35.0
Corporate costs	(47.7)	(53.2)	(42.0)
Pension earnings, interest & deferrals	(31.9)	(15.3)	(35.2)
Intersegment	(1.4)	(5.9)	(2.9)
Consolidated operating income	$232.7	$210.1	$96.4

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,
($ in millions)	2013	2012	2011
Depreciation and Amortization:
Specialty Alloys Operations	$56.7	$53.2	$51.1
Latrobe	22.7	7.7	0.4
Performance Engineered Products	19.4	17.7	10.2
Corporate	5.9	5.6	4.9
Intersegment	(0.6)	(0.4)	(0.1)
Consolidated depreciation and amortization	$104.1	$83.8	$66.5

	Years Ended June 30,
($ in millions)	2013	2012	2011
Capital Expenditures:
Specialty Alloys Operations	$284.8	$121.1	$51.6
Latrobe	25.0	7.9	0.4
Performance Engineered Products	24.7	40.0	24.8
Corporate	4.0	5.0	3.9
Intersegment	(1.6)	(2.1)	(1.1)
Consolidated capital expenditures	$336.9	$171.9	$79.6

	June 30,
($ in millions)	2013	2012
Total Assets:
Specialty Alloys Operations	$1,537.9	$1,293.4
Latrobe	771.6	807.6
Performance Engineered Products	391.7	394.7
Corporate	233.7	191.4
Intersegment	(52.0)	(59.3)
Consolidated total assets	$2,882.9	$2,627.8

Geographic Data	Years Ended June 30,
($ in millions)	2013	2012	2011
Net Sales:(a)
United States	$1,575.3	$1,364.2	$1,163.7
Europe	382.1	375.9	277.4
Asia Pacific	153.6	142.1	110.7
Mexico	66.6	68.8	67.1
Canada	59.8	52.1	36.6
Other	34.3	25.6	19.6
Consolidated net sales	$2,271.7	$2,028.7	$1,675.1

(a) Net sales were attributed to countries based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets:	June 30,
($ in millions)	2013	2012
United States	$1,142.5	$901.7
Canada	9.1	9.8
Europe	6.1	6.9
Mexico	1.6	1.6
Asia Pacific	9.1	4.6
Consolidated long-lived assets	$1,168.4	$924.6

Product Data	Year Ended June 30,
($ in millions)	2013	2012	2011
Special alloys	$989.9	$931.4	$831.8
Stainless steel	638.8	637.3	564.9
Titanium products	155.0	156.6	135.3
Powder metals	60.4	64.3	61.4
Alloy and tool steel	255.7	108.6	27.2
Other materials	171.9	130.5	54.5
Total net sales	$2,271.7	$2,028.7	$1,675.1

19.          Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (“ASU 2011-08”).  ASU 2011-08 amends previous guidance on the testing of goodwill for impairment and is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. The adoption of ASU 2011-08 did not have a significant impact on the Company’s Consolidated Financial Statements.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance in ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance includes examples of events and circumstances that might indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. The qualitative assessment may be performed on none, some or all of its indefinite-lived intangible assets.  An entity may also choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test and then choose to perform the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

20.          Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2013	2012	2011
Cost Data:
Repairs and maintenance costs	$101.9	$90.3	$74.8

Cash Flow Data:
Noncash investing and financing activities:
Treasury shares issued in connection with acquisition of business	$—	$415.5	$—
Cash paid during the year for:
Interest payments	$23.6	$21.4	$18.3
Income tax payments, net	$51.2	$18.5	$11.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
($ in millions)	2013	2012	2011
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	$(20.2)	$(24.9)	$(7.7)
Pension and post-retirement benefits, net of tax	(273.6)	(354.1)	(227.7)
Net unrealized losses on derivatives, net of tax	(41.5)	(32.8)	2.6
Unrealized losses on marketable securities, net of tax	(0.4)	(0.7)	(0.5)
	$(335.7)	$(412.5)	$(233.3)

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2013
Net sales	$544.9	$533.5	$581.4	$611.8

Gross profit	$109.3	$102.6	$101.0	$120.5

Operating income	$61.6	$52.7	$53.0	$65.4

Net income	$39.5	$33.2	$32.9	$40.9

Net income attributable to Carpenter	$39.2	$33.0	$32.9	$40.9

Fiscal Year 2012
Net sales	$414.1	$431.1	$539.9	$643.7

Gross profit	$81.1	$84.3	$105.1	$120.6

Operating income	$44.0	$43.9	$55.7	$66.5

Net income	$23.7	$23.8	$33.0	$41.0

Net income attributable to Carpenter	$23.8	$23.6	$33.0	$40.8

Earnings per common share

Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Basic earnings	$0.74	$0.62	$0.62	$0.77

Diluted earnings	$0.74	$0.62	$0.62	$0.77

Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Basic earnings	$0.53	$0.53	$0.69	$0.77

Diluted earnings	$0.53	$0.52	$0.69	$0.77

Weighted average common shares outstanding

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013
Basic	52.8	52.9	52.9	52.9
Diluted	53.4	53.5	53.5	53.5
Fiscal Year 2012
Basic	44.3	44.4	47.2	52.6
Diluted	45.1	45.1	47.9	53.3

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

(a)                                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                  Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

As previously disclosed, Mark S. Kamon, the Company’s former Senior Vice President — Commercial Specialty Alloy Operations, announced his resignation from the Company effective on December 31, 2012.  In connection with his resignation, on December 31, 2012 the Company entered into a Non-Competition Agreement (the “Agreement”) with Mr. Kamon extending the term of his existing non-competition covenant from eighteen months to thirty-six months in exchange for a lump sum consideration payment of $115,002.

The foregoing summary of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, a copy of which is filed as Exhibit 10(AA) hereto and the terms of which are incorporated herein by reference.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance”.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporate herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the caption “Audit/Finance Committee Report”.

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the caption “General Information”.

On October 23, 2012, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2013, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the caption “Security Ownership of Certain Persons”.

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,088,728	$37.51	3,133,521	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,088,728	$37.51	3,133,521	(1)

(1)                                 Includes 2,343,472 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock, and restricted stock units) and 790,049 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units.)

(2)                                 There were no reportable purchases during the quarter ended June 30, 2013, provided however that 33,170 shares, at an average purchase price of $45.07, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation”.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2013 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.

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

4(O)

Third Supplemental Indenture, dated as of February 26, 2013, between Carpenter and U.S. Bank National Association related to Carpenter’s issuance of $300,000,000 in aggregate principal amount of its 4.450% Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 of Carpenter’s Current Report on Form 8-K filed on February 26, 2013.

4(P)

Form of 4.450% Senior Notes Due 2023 related to Carpenter’s issuance of $300,000,000 principal amount of its 4.450% Senior Notes due 2023 is incorporated herein by reference to Exhibit 4.2 of Carpenter’s Current Report on Form 8-K filed on February 26, 2013.

4(Q)

Form of Note related to the Credit Agreement dated as of June 28, 2013 among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Sovereign Bank, each, as a Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers (filed herewith).

† 10(A)

Supplemental Retirement Plan for Executives of Carpenter Technology Corporation as amended on June 29, 2010 is incorporated by reference to Exhibit 10(A) to Carpenter’s 2010 Annual Report on Form 10-K filed August 20, 2010.

Exhibit No.	Description
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

† 10(F)

Officers’ and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation restated as of August 20, 2007 and amended as of June 29, 2010 is incorporated by reference to Exhibit 10(F) to Carpenter’s 2012 Annual Report on Form 10-K filed August 22, 2012.

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

† 10(H)

Indemnification Agreement dated as of July 1, 2010 by and between the Company and William A. Wulfsohn (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Sanjay Guglani, Gary E. Heasley, Mark S. Kamon, K. Douglas Ralph, David L. Strobel, Tony R. Thene and Andrew T. Ziolkowski,) is incorporated by reference to Exhibit 10(H) to Carpenter’s 2011 Annual Report on Form 10-K filed August 24, 2011.

† 10(I)

Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective July 1, 2011 is incorporated by reference to Exhibit 10(I) to Carpenter’s 2011 Annual Report on Form 10-K filed August 24, 2011.

† 10(J)

Second Amendment to the Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective April 30, 2013, together with the First Amendment to the Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended January 17, 2012 is incorporated herein by reference to Exhibit 10(A) of Carpenter’s Current Report on Form 8-K filed on May 2, 2013.

Exhibit No.	Description
† 10(K)	Third Amendment to the Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective August 13, 2013 (filed herewith).

† 10(L)

Form of Restricted Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) is incorporated by reference to Exhibit 10(W) to Carpenter’s 2012 Annual Report on Form 10-K filed August 22, 2012.

† 10(M)

Form of Restricted Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) is incorporated by reference to Exhibit 10(X) to Carpenter’s 2012 Annual Report on Form 10-K filed August 22, 2012.

† 10(N)

Form of Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) is incorporated herein by reference to Exhibit 10(B) of Carpenter’s Current Report on Form 8-K filed on May 2, 2013.

† 10(O)	Form of One-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(P)	Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(Q)

Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan, effective September 1, 2010, is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed September 3, 2010.

† 10(R)

Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(M) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

† 10(S)

Benefit Equalization Plan of Carpenter Technology Corporation, restated as of August 20, 2007, is incorporated herein by reference to Exhibit 10(N) of Carpenter’s 2007 Annual Report on Form 10-K filed August 29, 2007.

† 10(T)

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

† 10(U)	Employment Letter Agreement of K. Douglas Ralph, dated July 6, 2007, is incorporated herein by reference to Exhibit 99.2 of Carpenter’s Current Report on Form 8-K filed July 11, 2007.

Exhibit No.	Description
† 10(V)

Transition Agreement, dated September 6, 2012, by and between Carpenter Technology Corporation and K. Douglas Ralph is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on September 7, 2012.

† 10(W)

Employment Letter Agreement of William A. Wulfsohn with Special Severance Agreement, dated June 3, 2010, incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on June 7, 2010.

† 10(X)

Employment Letter Agreement of David Strobel, dated September 2, 2010, is incorporated herein by reference to Exhibit 10(C) of Carpenter’s Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.

† 10(Y)	Employment Letter Agreement of Tony Thene, dated December 10, 2012, is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on January 9, 2013.

† 10(Z)	Employment Letter Agreement of Gary E. Heasley, dated July 11, 2013, is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on July 15, 2013.

† 10(AA)	Non-Competition Agreement, dated December 31, 2012, by and between the Company and Mark S. Kamon (filed herewith).

† 10(AB)	Special Severance Agreement, dated October 22, 2007, by and between the Company and Sanjay Guglani (filed herewith).

† 10(AC)

Severance Pay Plan for Executives of Carpenter Technology Corporation, as adopted July 1, 2010, incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed on July 2, 2010.

10(AD)

Revolving Credit Agreement, dated as of November 30, 2009, among Carpenter and certain of its subsidiaries as Borrowers and with JPMorgan Chase Bank NA, The Bank of Tokyo-Mitsubishi UFJ Trust Company, PNC Bank National Association and Keybank, National Association as Lenders is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed November 25, 2009.

10(AE)

Credit Agreement dated as of June 28, 2013 among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Sovereign Bank, each, as a Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K filed July 1, 2013.

10(AF)

Agreement and Plan of Merger, dated as of June 20, 2011, by and among Carpenter, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners, L.P. is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Current Report on Form 8-K filed June 21, 2011.

Exhibit No.	Description
10(AG)

Amendment to Agreement and Plan of Merger, dated as of January 13, 2012, by and among Carpenter, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners L.P. is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Current Report on Form 8-K filed January 18, 2012.

10(AH)

Amendment to Agreement and Plan of Merger, dated February 29, 2012, by and among Carpenter, Hawke Acquisition Corp., Latrobe Specialty Metals, Inc., HHEP-Latrobe, L.P., and Watermill-Toolrock Partners, L.P. is incorporated herein by reference to Exhibit 2.1 of Carpenter’s Form 8-K filed March 1, 2012.

12	Computations of Ratios of Earnings to Fixed Charges (Unaudited) (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Tony R. Thene (filed herewith).

31 (A)	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith).

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

By	/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and
Chief Financial Officer

Date: August 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William A. Wulfsohn	President and Chief Executive Officer	August 23, 2013
William A. Wulfsohn	and Director
(Principal Executive Officer)

/s/ Tony R. Thene	Senior Vice President and	August 23, 2013
Tony R. Thene	Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy Lain	Vice President — Controller and	August 23, 2013
Timothy Lain	Chief Accounting Officer (Principal
Accounting Officer)

*	Chairman and Director	August 23, 2013
Gregory A. Pratt

*	Director	August 23, 2013
Carl G. Anderson, Jr.

*	Director	August 23, 2013
Robert R. McMaster

*	Director	August 23, 2013
I. Martin Inglis

*	Director	August 23, 2013
Peter N. Stephans

*	Director	August 23, 2013
Kathryn C. Turner

*	Director	August 23, 2013
Jeffrey Wadsworth

*	Director	August 23, 2013
Stephen M. Ward, Jr.

*	Director	August 23, 2013
Dr. Phillip M. Anderson

*	Director	August 23, 2013
Thomas O. Hicks

*	Director	August 23, 2013
Steven E. Karol

Original Powers of Attorney authorizing James D. Dee or Tony R. Thene to sign this Report on behalf of:  Carl G. Anderson, Jr., Robert R. McMaster, Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr., Dr. Phillip M. Anderson, Thomas O. Hicks, and Steven E. Karol are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C			Column D	Column E
		Additions
	Balance at	Charged	Charged
	Beginning	to	to			Balance at
	of	Costs &	Other			End of
Description	Period	Expenses	Accounts		Deductions	Period
Year ended June 30, 2013

Allowance for doubtful accounts receivable	$4.9	$0.6	$—		$(1.4)	$4.1
Deferred tax valuation allowance	$18.1	$1.1	$—		$—	$19.2
Inventory reserves	$18.2	$2.9	$2.0		$—	$23.1

Year ended June 30, 2012

Allowance for doubtful accounts receivable	$2.7	$0.7	$1.7	*	$(0.2)	$4.9
Deferred tax valuation allowance	$17.5	$0.6	$—		$—	$18.1
Inventory reserves	$12.0	$1.2	$5.2	*	$(0.2)	$18.2

Year ended June 30, 2011

Allowance for doubtful accounts receivable	$2.7	$(0.2)	$—		$0.2	$2.7
Deferred tax valuation allowance	$17.6	$(0.2)	$—		$0.1	$17.5
Inventory reserves	$15.2	$(3.5)	$—		$0.3	$12.0

*Amount represents balance acquired through the Latrobe acquisition