Form 10-Q
period 2013-09-30
CARPENTER TECHNOLOGY CORP
filed 2013-11-08
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of October 30, 2013 was 52,970,701.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30,	June 30,
	2013	2013

ASSETS
Current assets:
Cash and cash equivalents	$201.0	$257.5
Accounts receivable, net	286.6	342.0
Inventories	707.1	659.2
Deferred income taxes	-	2.7
Other current assets	28.6	20.1
Total current assets	1,223.3	1,281.5
Property, plant and equipment, net	1,259.0	1,168.4
Goodwill	257.8	257.7
Other intangibles, net	91.8	95.0
Other assets	93.6	80.3
Total assets	$2,925.5	$2,882.9

LIABILITIES
Current liabilities:
Accounts payable	$262.4	$252.7
Accrued liabilities	163.7	168.5
Deferred income taxes	1.5	-
Total current liabilities	427.6	421.2
Long-term debt, net of current portion	604.2	604.2
Accrued pension liabilities	250.0	246.9
Accrued postretirement benefits	150.5	151.2
Deferred income taxes	72.6	73.3
Other liabilities	78.1	83.0
Total liabilities	1,583.0	1,579.8

Contingencies and commitments (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 55,004,890 shares at September 30, 2013 and 54,925,335 shares at June 30, 2013; outstanding 52,936,230 shares at September 30, 2013 and 52,773,060 shares at June 30, 2013	275.0	274.6
Capital in excess of par value	253.6	254.4
Reinvested earnings	1,242.3	1,217.3
Common stock in treasury (2,068,660 shares and 2,152,275 shares at September 30, 2013 and June 30, 2013, respectively), at cost	(103.3)	(107.5)
Accumulated other comprehensive loss	(325.1)	(335.7)
Total equity	1,342.5	1,303.1
Total liabilities and equity	$2,925.5	$2,882.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended
	September 30,
	2013	2012

NET SALES	$498.6	$544.9
Cost of sales	395.3	435.6
Gross profit	103.3	109.3

Selling, general and administrative expenses	47.5	47.7
Operating income	55.8	61.6

Interest expense	(4.4)	(5.2)
Other income, net	0.1	2.7

Income before income taxes	51.5	59.1
Income tax expense	16.9	19.6

Net income	34.6	39.5

Less: Net income attributable to noncontrolling interest	-	(0.3)

NET INCOME ATTRIBUTABLE TO CARPENTER	$34.6	$39.2

EARNINGS PER COMMON SHARE:
Basic	$0.65	$0.74
Diluted	$0.65	$0.74

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53.1	52.8
Diluted	53.5	53.4

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Three Months Ended
	September 30,
	2013	2012

Net income	$34.6	$39.5
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(2.3) and $(2.6), respectively	3.6	4.4
Net gain on derivative instruments, net of tax of $(2.2) and $(11.6), respectively	3.6	19.7
Unrealized loss on marketable securities, net of tax of $0.0 and $0.0, respectively	(0.1)	-
Foreign currency translation	3.5	4.5
Other comprehensive income, net of tax	10.6	28.6
Comprehensive income	45.2	68.1

Less: Comprehensive income attributable to noncontrolling interest	-	(0.5)
Comprehensive income attributable to Carpenter	$45.2	$67.6

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net income	$34.6	$39.5
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	26.7	25.5
Deferred income taxes	(0.7)	0.1
Net pension expense	15.0	17.2
Net loss on disposal of property and equipment	-	0.1
Changes in working capital and other:
Accounts receivable	57.7	36.1
Inventories	(47.4)	(78.7)
Other current assets	(9.0)	(4.7)
Accounts payable	9.6	(0.5)
Accrued liabilities	(18.5)	(23.5)
Pension plan contributions	(1.5)	(48.1)
Other, net	(2.5)	0.3
Net cash provided from (used for) operating activities	64.0	(36.7)
INVESTING ACTIVITIES
Purchases of property, equipment and software	(114.9)	(56.4)
Net cash used for investing activities	(114.9)	(56.4)
FINANCING ACTIVITIES
Dividends paid	(9.6)	(9.6)
Tax benefits on share-based compensation	1.0	3.0
Proceeds from stock options exercised	2.5	1.1
Net cash used for financing activities	(6.1)	(5.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.2

DECREASE IN CASH AND CASH EQUIVALENTS	(56.5)	(98.4)
Cash and cash equivalents at beginning of period	257.5	211.0
Cash and cash equivalents at end of period	$201.0	$112.6
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash Item:
Technology licensing agreement, see Note 13	$13.0	$-

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

($ in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Equity
Balances at June 30, 2012	$274.0	$252.7	$1,109.6	$(120.0)	$(412.5)	$9.3	$1,113.1
Net income			39.2			0.3	39.5
Pension and post-retirement benefits, net of tax					4.4		4.4
Net gain on derivative instruments, net of tax					19.7		19.7
Foreign currency translation					4.3	0.2	4.5
Cash Dividends:
Common @ $0.18 per share			(9.6)				(9.6)
Share-based compensation plans		(8.6)		8.3			(0.3)
Stock options exercised	0.3	0.8					1.1
Tax windfall on share-based compensation		3.0					3.0
Balances at September 30, 2012	$274.3	$247.9	$1,139.2	$(111.7)	$(384.1)	$9.8	$1,175.4

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Equity
Balances at June 30, 2013	$274.6	$254.4	$1,217.3	$(107.5)	$(335.7)	$-	$1,303.1
Net income			34.6				34.6
Pension and post-retirement benefits, net of tax					3.6		3.6
Net gain on derivative instruments, net of tax					3.6		3.6
Unrealized loss on marketable securities, net of taxes					(0.1)		(0.1)
Foreign currency translation					3.5		3.5
Cash Dividends:
Common @ $0.18 per share			(9.6)				(9.6)
Share-based compensation plans		(4.0)		4.2			0.2
Stock options exercised	0.4	2.1					2.5
Tax windfall on share-based compensation		1.1					1.1
Balances at September 30, 2013	$275.0	$253.6	$1,242.3	$(103.3)	$(325.1)	$-	$1,342.5

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2013 (the “2013 Form 10-K”). Operating results for the three months ended September 30, 2013 are not necessarily indicative of the operating results for any future period.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended
	September 30,
(in millions, except per share data)	2013	2012

Net income attributable to Carpenter	$34.6	$39.2
Less: earnings and dividends allocated to participating securities	(0.1)	(0.2)
Earnings available to Carpenter common stockholders	$34.5	$39.0

Weighted average number of common shares outstanding, basic	53.1	52.8

Basic earnings per common share	$0.65	$0.74

Net income attributable to Carpenter	$34.6	$39.2

Weighted average number of common shares outstanding, basic	53.1	52.8
Effect of shares issuable under share based compensation plans	0.4	0.6

Weighted average number of common shares outstanding, diluted	53.5	53.4

Diluted earnings per common share	$0.65	$0.74

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended
	September 30,
(in millions)	2013	2012
Stock options	0.2	0.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.         Marketable Securities

The fair value of the Company’s marketable securities was based on quoted market prices or estimates of fair value as of September 30, 2013 and June 30, 2013. The following is a summary of marketable securities, all of which were classified as available-for-sale as of September 30, 2013 and June 30, 2013:

September 30, 2013		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$5.9	$(0.6)	$5.3

June 30, 2013		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$5.9	$(0.5)	$5.4

For the three months ended September 30, 2013 and 2012, proceeds from sales and maturities of marketable securities were $0.0 million.

4.         Inventories

Inventories consisted of the following components as of September 30, 2013 and June 30, 2013:

($ in millions)	September 30,	June 30,
	2013	2013
Raw materials and supplies	$127.0	$111.6
Work in process	358.8	325.9
Finished and purchased products	221.3	221.7
Total inventory	$707.1	$659.2

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.         Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2013 and June 30, 2013:

($ in millions)	September 30,	June 30,
	2013	2013
Accrued compensation	$34.4	$49.4
Derivative financial instruments	28.6	29.1
Accrued postretirement benefits	15.5	15.4
Accrued pension liabilities	10.8	9.7
Other	74.4	64.9
Total accrued liabilities	$163.7	$168.5

6.         Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months ended September 30, 2013 and 2012 were as follows:

Three months ended September 30,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2013	2012	2013	2012
Service cost	$8.0	$8.1	$1.0	$1.1
Interest cost	14.3	13.3	3.1	3.0
Expected return on plan assets	(15.7)	(13.7)	(1.6)	(1.6)
Amortization of net loss	5.5	7.0	0.3	0.8
Amortization of prior service cost (benefit)	0.1	0.2	-	(1.0)
Net pension expense	$12.2	$14.9	$2.8	$2.3

During the three months ended September 30, 2013 and 2012, the Company made $1.5 million and $48.1 million, respectively of contributions to its defined benefit pension plans.  The Company currently expects to make approximately $4.8 million of contributions to its defined benefit pension plans during the remainder of fiscal year 2014.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.            Debt

The Company has a $500 million syndicated credit agreement (“Credit Agreement”) that extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of September 30, 2013), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of September 30, 2013). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.15% as of September 30, 2013), determined based upon the Debt Rating, of the unused portion of the $500 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of September 30, 2013), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2013, the Company had $8.2 million of issued letters of credit under the Credit Agreement, with the balance of $491.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization, and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2013 and June 30, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

8.            Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months ended September 30, 2013, we increased the liability for a company-owned former operating site by $0.1 million.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2013 and June 30, 2013 were $14.9 million and $14.8 million, respectively.

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

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and that are common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues.  Like many other manufacturing companies in recent years the Company, from time to time, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace.  The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

9.                                    Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value. Level 1 refers to quoted prices in active markets for identical assets or liabilities. Level 2 refers to observable inputs other than quoted prices included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3 refers to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Currently, the Company does not use Level 3 inputs.  The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements Using Input Type
September 30, 2013
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.3	$5.3
Derivative financial instruments	-	0.4	0.4
Total assets	$-	$5.7	$5.7

Liabilities:
Derivative financial instruments	$-	$67.4	$67.4

	Fair Value Measurements Using Input Type
June 30, 2013
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.4	$5.4
Derivative financial instruments	-	0.9	0.9
Total assets	$-	$6.3	$6.3

Liabilities:
Derivative financial instruments	$-	$73.1	$73.1

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique.  The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers.  Though based on observable data, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, these instruments are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 11.

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2013		June 30, 2013
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current portion	$604.2	$613.5	$604.2	$602.8
Company-owned life insurance	$13.5	$13.5	$13.6	$13.6

The carrying amount for Company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of September 30, 2013 and June 30, 2013 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

10.                            Other Income, Net

Other income, net consisted of the following:

	Three Months Ended
	September 30,
($ in millions)	2013	2012
Unrealized gains on company owned life insurance contracts and investments held in rabbi trusts	$0.4	$2.6
Equity in earnings (losses) of unconsolidated subsidiaries	0.2	(0.6)
Other (expense) income	(0.5)	0.7
Total other income, net	$0.1	$2.7

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

Cash Flow Hedging – Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.  As of September 30, 2013, that Company had forward contracts to purchase 34.7 million pounds of certain raw materials with settlement dates through December 2018.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense.  As of September 30, 2013 and June 30, 2013, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. For the three months ended September 30, 2013 and 2012, net gains of $0.1 million and $0.3 million, respectively, were recorded as a reduction to interest expense.  These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2013 and June 30, 2013:

September 30, 2013 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.3	$-	$0.3
Other assets	-	0.1	0.1
Total asset derivatives	$0.3	$0.1	$0.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$1.0	$27.6	$28.6
Other liabilities	-	38.8	38.8
Total liability derivatives	$1.0	$66.4	$67.4

June 30, 2013 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$-	$0.9
Other assets	-	-	-
Total asset derivatives	$0.9	$-	$0.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.4	$28.7	$29.1
Other liabilities	-	44.0	44.0
Total liability derivatives	$0.4	$72.7	$73.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three months ended September 30, 2013 and 2012:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended
($ in millions)	September 30,
Derivatives in Cash Flow Hedging Relationship:	2013	2012
Commodity contracts	$1.4	$24.0
Foreign exchange contracts	0.5	(0.1)
Forward interest rate swaps	-	(1.7)
Total	$1.9	$22.2

($ in millions)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Location of (Loss) Gain	Three Months Ended
Derivatives in Cash Flow	Reclassified from AOCI into	September 30,
Hedging Relationship	Income (Effective Portion)	2013	2012
Commodity contracts	Cost of sales	$(7.7)	$(9.2)
Foreign exchange contracts	Net sales	(0.1)	0.1
Forward interest rate swaps	Interest expense	0.1	-
Total		$(7.7)	$(9.1)

The Company estimates that $15.9 million of net derivative losses included in AOCI as of September 30, 2013 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended September 30, 2013.  There was no ineffectiveness during the three months ended September 30, 2013 and 2012.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in AOCI associated with derivative hedging activities during the three months ended September 30, 2013 and 2012 were as follows:

	September 30,
($ in millions)	2013	2012
Balance at July 1	$(41.5)	$(32.8)
Current period changes in fair value, net of tax	(1.2)	14.0
Reclassification to earnings, net of tax	4.8	5.7
Balance at September 30	$(37.9)	$(13.1)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract.  As of September 30, 2013 and June 30, 2013, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended September 30, 2013 was $16.9 million, or 32.8 percent of pre-tax income as compared with $19.6 million, or 33.2 percent of pre-tax income for the three months ended September 30, 2012.

13.                            Superalloy Powders Technical Assistance and Powder Supply Agreements

On September 30, 2013, the Company entered in to a multi-level agreement with United Technologies Corporation (“UTC”), through its Pratt & Whitney Division, which includes a technical assistance agreement and a long-term powder supply agreement. The technical assistance agreement provides for the licensing of technology associated with the production of superalloy powders. As a result of the agreements, the Company  plans to build a superalloy powder facility which is expected to take approximately 18 months to construct at an estimated cost of $20 million. Once the facility is qualified by UTC, the Company will supply UTC with superalloy powder for up to 20 years. The powder supply agreement provides for minimum guaranteed purchase quantities of specified materials for a period of 12 years.

According to the terms of the technology licensing agreement, the Company agreed to pay a $13.0 million up-front license fee, which is payable in equal quarterly installments beginning on December 15, 2013.  As of September 30, 2013, the $13.0 million up-front license fee is included in other assets and accrued liabilities.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.         Business Segments

The Company changed its reportable segments beginning with fiscal year 2014 first quarter results.  The change reflects the completion of the integration of the Latrobe Specialty Metals, Inc. (“Latrobe”) businesses acquired by the Company in February 2012.  Prior to this change, the Latrobe businesses were reported as a separate segment to provide management with the focus and visibility into the business of the acquired operations. The previously reported Latrobe segment also included the results of the Company’s distribution business in Mexico.  Since the Latrobe businesses are now fully integrated, the previously reported Latrobe segment has been merged into the Company’s operating model, in which the Company’s integrated steel mill operations are managed distinctly from the collection of other differentiated operations. Beginning the first quarter of fiscal year 2014, the Company has two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading and Latrobe and surrounding areas in Pennsylvania, South Carolina, and the new premium products manufacturing facility being built in Limestone County, Alabama. The combined assets of the SAO operations are being managed in an integrated manner to optimize efficiency and profitability across the total system.

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the Specialty Steel Supply business and the Latrobe and Mexico distribution businesses. The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility, and drive overall revenue and profit growth.

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring related charges, transaction costs associated with acquisitions, and other specifically-identified income or expense items.

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

On a consolidated basis, there were no significant individual customers that accounted for more than 10 percent of the total net sales during the three months ended September 30, 2013 and 2012, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The historical segment information for the three months ended September 30, 2012, which is set forth below, was recast to conform to the fiscal year 2014 presentation.

	Three Months Ended
Segment Data	September 30,
($ in millions)	2013	2012
Net Sales:
Specialty Alloys Operations	$394.9	$431.0
Performance Engineered Products	118.5	134.9
Intersegment	(14.8)	(21.0)
Consolidated net sales	$498.6	$544.9

Operating Income:
Specialty Alloys Operations	$63.7	$67.2
Performance Engineered Products	11.6	14.5
Corporate costs	(12.9)	(10.4)
Pension earnings, interest & deferrals	(6.0)	(8.0)
Intersegment	(0.6)	(1.7)
Consolidated operating income	$55.8	$61.6

Depreciation and Amortization:
Specialty Alloys Operations	$19.5	$18.6
Performance Engineered Products	5.8	5.4
Corporate	1.4	1.5
Consolidated depreciation and amortization	$26.7	$25.5

Capital Expenditures:
Specialty Alloys Operations	$108.5	$46.7
Performance Engineered Products	6.0	8.7
Corporate	0.6	1.5
Intersegment	(0.2)	(0.5)
Consolidated capital expenditures	$114.9	$56.4

	September 30, 2013	June 30, 2013
Total Assets:
Specialty Alloys Operations	$2,282.3	$2,192.7
Performance Engineered Products	516.6	498.5
Corporate	169.8	233.7
Intersegment	(43.2)	(42.0)
Consolidated total assets	$2,925.5	$2,882.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.         Recent Accounting Standards

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to provide information to help reconcile differences in offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The new disclosure requirements in ASU 2011-11 mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance in ASU 2011-11 is required to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a significant impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The guidance in ASU 2013-02 requires entities to present separately, among other items, the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. ASU 2013-02 was effective for the Company beginning in the first quarter of fiscal year 2014.  The Company adopted ASU 2013-02 effective July 1, 2013 and provided the additional disclosure required by the guidance in Note 16, below.

16.         Reclassifications from Accumulated Other Comprehensive Income (AOCI)

The changes in AOCI by component, net of tax, for the three months ended September 30, 2013 were as follows:

(in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains and losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive (loss) income before reclassifications	(1.2)	-	(0.1)	3.5	2.2
Amounts reclassified from AOCI (b)	4.8	3.6	-	-	8.4

Net current-period other comprehensive income (loss)	3.6	3.6	(0.1)	3.5	10.6

Balance at September 30, 2013	$(37.9)	$(270.0)	$(0.5)	$(16.7)	$(325.1)

(a)         All amounts are net of tax. Amounts in parentheses indicate debits.

(b)         See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2013:

(in millions) (a)
Details about AOCI Components	Amount Reclassified from AOCI	Location of (loss) gain

Cash flow hedging items
Commodity contracts	$(7.7)	Cost of sales
Foreign exchange contracts	(0.1)	Net sales
Forward interest rate swaps	0.1	Interest expense
	(7.7)	Total before tax
	2.9	Tax benefit
	$(4.8)	Net of tax
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	$(5.8)	(b)
Prior service cost	(0.1)	(b)
	(5.9)	Total before tax
	2.3	Tax benefit
	$(3.6)	Net of tax

(a)       Amounts in parentheses indicate debits to income/loss.

(b)      These AOCI components are included in the computation of net periodic benefit cost (See Note 6 for additional details).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are engaged in the manufacturing, fabrication, and distribution of specialty metals.  We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes.  We also produce certain metal powders.  Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs. We also manufacture and rent down-hole drilling tools and components used in the oil and gas industry.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms of and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 8 of our 2013 Form 10-K.  Our discussions here focus on our results during or as of the three-month period ended September 30, 2013 and the comparable periods of fiscal year 2013, and, to the extent applicable, on material changes from information discussed in the 2013 Form 10-K or other important intervening developments or information that we have reported on Form 8-K.  These discussions should be read in conjunction with the 2013 Form 10-K for detailed background information and with any such intervening Form 8-K.

Changes to Segment Reporting

We changed our reportable segments beginning with fiscal year 2014 first quarter results.  The change reflects the completion of the integration of the Latrobe Specialty Metals, Inc. (“Latrobe”) businesses acquired by the Company in February 2012.  Prior to this change, the Latrobe businesses were reported as a separate segment to provide management with the focus and visibility into the business of the acquired operations. The previously reported Latrobe segment also included the results of the Company’s distribution business in Mexico.  Since the Latrobe businesses are now fully integrated, the previously reported Latrobe segment has been merged into the Company’s operating model, in which the Company’s integrated steel mill operations are managed distinctly from the collection of other differentiated operations. Beginning the first quarter of fiscal year 2014, the Company has two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

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

We produce hundreds of grades of materials with a wide range of pricing and profit levels depending on the grade.  In addition, our product mix within a period is subject to the fluctuating order patterns of our customers as well as decisions we may make on participation in certain products based on available capacity, including the impacts of capacity commitments we may have under existing customer agreements.  While we expect to see positive contribution from a more favorable product mix in our margin performance over time, the impact by period may fluctuate and period-to-period comparisons may vary.

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The current quarter’s results include non-cash net pension expense of $15.0 million, or $0.18 per diluted share, versus $17.2 million, or $0.21 per diluted share, in the same quarter last year.  See the section “Non-GAAP Financial Measures” below for further discussions of these financial measures.

Net pension expense is determined annually based on beginning of year balances and is recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  We currently expect that the total net pension expense for fiscal year 2014 will be $59.7 million as compared with $68.8 million recorded in fiscal year 2013.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses lines of our Consolidated Statements of Income. The following is a summary of the classification of net pension expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
($ in millions)	2013	2012
Cost of sales	$11.2	$12.8
Selling, general and administrative expenses	3.8	4.4
Net pension expense	$15.0	$17.2

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs. The following is a summary of the components of net pension expense during the three months ended September, 2013 and 2012:

	Three Months Ended
	September 30,
($ in millions)	2013	2012
Service cost	$9.0	$9.2
Pension earnings, interest and deferrals	6.0	8.0
Net pension expense	$15.0	$17.2

Operating Performance Overview

For the quarter ended September 30, 2013, we reported net income attributable to Carpenter of $34.6 million, or $0.65 per diluted share, compared with income attributable to Carpenter for the same period a year earlier of $39.2 million, or $0.74 per diluted share. Our first quarter of fiscal year 2014 earnings were in line with our expectations. The results reflect solid execution in a challenging environment. As we had anticipated market demand remained soft as raw material and scrap prices remained low, lead times remained short, and economic uncertainty remained high.

Results of Operations – Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Net Sales

Net sales for the three months ended September 30, 2013 were $498.6 million, which was an 8 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 7 percent. Overall, pounds shipped were 1 percent higher than the first fiscal quarter a year ago.  Net sales excluding surcharge revenues in our SAO segment decreased 6 percent on 1 percent higher volume, and net sales excluding surcharge revenues in our PEP segment decreased 12 percent on 19 percent lower shipment volume. Our core markets remained weak as continued supply chain destocking in the aerospace and energy markets reduced demand for our premium and ultra-premium products.   The weakness in demand in our aerospace and energy markets was offset by increased lower value sales to meet growing demand from the transportation and industrial & consumer markets.

Geographically, sales outside the United States decreased 15 percent from the same period a year ago to $138.6 million for the three months ended September 30, 2013.   The decrease reflects continued softness in sales to Europe. Total international sales in the quarter represented 28 percent of total net sales, compared with 30 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for net sales by end-use markets:

	Three Months Ended
	September 30,		$	%
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$229.5	$252.6	$(23.1)	(9)%
Industrial and consumer	109.2	113.9	(4.7)	(4)
Energy	66.3	77.4	(11.1)	(14)
Transportation	32.4	34.5	(2.1)	(6)
Medical	27.1	30.4	(3.3)	(11)
Distribution	34.1	36.1	(2.0)	(6)
Total net sales	$498.6	$544.9	$(46.3)	(8)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended
	September 30,		$	%
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$182.9	$195.3	$(12.4)	(6)%
Industrial and consumer	85.8	86.6	(0.8)	(1)
Energy	59.1	69.4	(10.3)	(15)
Transportation	25.5	26.1	(0.6)	(2)
Medical	25.0	27.8	(2.8)	(10)
Distribution	33.8	35.6	(1.8)	(5)
Total net sales	$412.1	$440.8	$(28.7)	(7)%

Sales to the aerospace and defense market decreased 9 percent from the first quarter a year ago to $229.5 million. Excluding surcharge revenue, sales decreased 6 percent from the first quarter a year ago on 1 percent lower shipment volume.  The results principally reflect the impact of customer destocking in the supply chain partially offset by solid year over year demand for titanium fasteners. Inventory supply chain adjustments continue to have a destabilizing effect on current demand, with higher levels of deferrals and cancellation activities as compared with the same period a year ago.

Industrial and consumer market sales decreased 4 percent from the first quarter a year ago to $109.2 million. Excluding surcharge revenue, sales decreased 1 percent on a 6 percent increase in shipment volume. The results reflect strong demand for lower value materials used in sporting goods, industrial valve and infrastructure materials offset by softer demand within the electronics and distribution sectors.

Sales to the energy market of $66.3 million reflected a 14 percent decrease from the first quarter a year ago. Excluding surcharge revenue, sales decreased 15 percent from a year ago on lower shipment volume of 19 percent.  The results reflect lower activity levels in the oil and gas sector resulting in demand softness as well as weakness in demand for materials used in industrial gas turbines as major OEM’s have cut back production levels.

Transportation market sales decreased 6 percent from the first quarter a year ago to $32.4 million. Excluding surcharge revenue, sales decreased 2 percent on 13 percent higher shipment volume from the first quarter a year ago.  The growth in volume is attributable to increased sales of automobiles in North America offset by declines in European vehicle sales. The European decline impacted our demand as we produce materials that have significant content on European vehicles due to the advanced fuel delivery systems and extensive use of turbochargers.

Sales to the medical market decreased 11 percent from a year ago to $27.1 million. Excluding surcharge revenue, sales decreased 10 percent on flat shipment volume. The results reflect stable demand levels combined with the effects of industry-related cost reduction efforts by customers in the supply chain. The market continues to be impacted by competitive titanium pricing and short lead times.

Distribution sales decreased 6 percent from the first quarter a year ago to $34.1 million. Excluding surcharge revenue, sales decreased 5 percent from the first quarter a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$204.3	$235.9	$(31.6)	(13)%
Stainless steels	146.3	143.5	2.8	2
Alloy and Tool steel	59.2	66.8	(7.6)	(11)
Titanium products	36.9	39.7	(2.8)	(7)
Powder metals	10.4	15.9	(5.5)	(35)
Distribution and other	41.5	43.1	(1.6)	(4)
Total net sales	$498.6	$544.9	$(46.3)	(9)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$149.8	$168.9	$(19.1)	(11)%
Stainless steels	125.2	120.9	4.3	4
Alloy and Tool steel	49.1	54.0	(4.9)	(9)
Titanium products	36.9	39.7	(2.8)	(7)
Powder metals	10.4	14.8	(4.4)	(30)
Distribution and other	40.7	42.5	(1.8)	(4)
Total net sales excluding surcharge revenues	$412.1	$440.8	$(28.7)	(7)%

Sales of special alloys products decreased 13 percent from a year ago at $204.3 million. Excluding surcharge revenues, sales decreased 11 percent on a 4 percent decrease in shipment volume. The results reflect the impacts of lower demand in higher value material used in our aerospace and energy markets.

Sales of stainless steels increased 2 percent from a year ago to $146.3 million. Excluding surcharge revenues, sales increased 4 percent on 10 percent higher shipment volume. The results reflect increased volumes in transportation and industrial and consumer markets combined with a shift in product mix to lower value material during the three months ended September 30, 2013.

Sales of alloy and tool steels decreased 11 percent from a year ago to $59.2 million. Excluding surcharge revenues, sales decreased 9 percent on a 8 percent lower shipment volumes.

Sales of titanium products decreased 7 percent from a year ago to $36.9 million on 2 percent higher volume.

Sales of powder metals decreased 35 percent from a year ago to $10.4 million on a 44 percent decrease in shipment volume. The results reflect continued softness in powder sales, particularly in Europe.

Gross Profit

Our gross profit in the first quarter decreased 6 percent to $103.3 million, or 20.7 percent of net sales (25.1 percent of net sales excluding surcharges), as compared with $109.3 million, or 20.1 percent of net sales (24.8 percent of net sales excluding surcharges), in the same quarter a year ago.  Our strong manufacturing performance contributed significantly to our earnings. In addition, decreased demand for our premium and ultra-premium products was offset by an increase in shipments of lower value materials helped drive higher levels of manufacturing efficiencies, which helped maintain our operating margins in the current period as compared with the same period a year ago.

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

	Three Months Ended
	September 30,
($ in millions)	2013	2012
Net sales	$498.6	$544.9
Less: surcharge revenue	86.5	104.1
Net sales excluding surcharge revenues	$412.1	$440.8

Gross profit	$103.3	$109.3

Gross margin	20.7%	20.1%

Gross margin excluding dilutive effect of surcharge revenues	25.1%	24.8%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47.5 million were 9.5 percent of net sales (11.5 percent of net sales excluding surcharges) as compared with $47.7 million or 8.8 percent of net sales (10.8 percent of net sales excluding surcharges) in the same quarter a year ago.

Operating Income

Our operating income in the recent first quarter was $55.8 million as compared with $61.6 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 15.0 percent for the current quarter as compared with 15.8 percent a year ago.

Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period.  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended
($ in millions)	September 30,
	2013	2012
Net sales	$498.6	$544.9
Less: surcharge revenue	86.5	104.1
Net sales excluding surcharges	$412.1	$440.8

Operating income	$55.8	$61.6
Add back: pension EID expense	6.0	8.0
Operating income excluding pension EID expense	$61.8	$69.6

Operating margin	11.2%	11.3%

Operating margin excluding surcharges and pension EID expense	15.0%	15.8%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted operating margin, excluding surcharges, by 80 basis points during the recent first quarter and positively impacted our operating margin, excluding surcharges, by 10 basis points during the prior year’s first quarter.

Interest Expense

Interest expense for the quarter was $4.4 million compared with $5.2 million in the year-ago period.  The results reflect higher debt levels in the current period as compared to a year ago which was more than offset by the impact of higher capitalized interest in the current period in connection with increased spending attributable to the ongoing construction project at our Alabama manufacturing plant. Interest expense in the three months ended September 30, 2013 excluded $3.5 million of capitalized interest, as compared with $0.8 million of capitalized interest in the same period a year ago.

Other Income, Net

Other income was $0.1 million for the recent quarter compared to $2.7 million in the first quarter a year ago due almost entirely to positive impacts in the funding mechanisms for certain non-qualified retirement plans in prior first quarter.

Income Taxes

Income taxes in the recent first quarter were $16.9 million, or 32.8 percent of pre-tax income versus $19.6 million, or 33.2 percent of pre-tax income in the same quarter a year ago.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended			%
	September 30,		Increase	Increase
(Pounds sold, in thousands)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	63,414	62,657	757	1%
Performance Engineered Products	2,726	3,384	(658)	(19)
Intersegment	(1,248)	(2,027)	779	38
Consolidated pounds sold	64,892	64,014	878	1%

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$394.9	$431.0	$(36.1)	(8)%
Performance Engineered Products	118.5	134.9	(16.4)	(12)
Intersegment	(14.8)	(21.0)	6.2	30
Total net sales	$498.6	$544.9	$(46.3)	(9)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$307.6	$326.2	$(18.6)	(6)%
Performance Engineered Products	117.5	133.3	(15.8)	(12)
Intersegment	(13.0)	(18.7)	5.7	30
Total net sales excluding surcharge revenues	$412.1	$440.8	$(28.7)	(7)%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2013 for the SAO segment decreased 8 percent to $394.9 million, as compared with $431.0 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 6 percent on 1 percent higher shipment volume from a year ago. The decrease in sales combined with higher shipment volumes reflects an unfavorable shift in product mix.

Operating income for the SAO segment was $63.7 million or 16.1 percent of net sales (20.7 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with $67.2 million or 15.6 percent of net sales (20.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects the impacts of a weaker product mix offset by strong manufacturing performance and focused cost control in the current first quarter as compared to the same period a year ago.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2013 for the PEP segment decreased 12 percent at $118.5 million, as compared with $134.9 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $117.5 million decreased 12 percent from a year ago.  The results reflect continued softness in demand, particularly in the powder business.

Operating income for the PEP segment was $11.6 million or 9.8 percent of net sales (9.9 percent of net sales excluding surcharge revenue) in the recent first quarter, compared with $14.5 million or 10.7 percent of net sales (10.9 percent of net sales excluding surcharge revenue) in the same quarter a year ago.  The results reflect the impact of lower sales levels in the current quarter as compared with a year ago.

Liquidity and Financial Condition

During the three months ended September 30, 2013, we generated cash flows from operations of $64.0 million, as compared with cash flows used in operations of $36.7 million in the same period a year ago.  Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $60.5 million as compared to negative $102.7 million for the same period a year ago. In the first half of our fiscal year, we generally see an increase in working capital. In the first quarter of fiscal year 2014, we managed our net working capital more aggressively and as a result, we generated higher cash flows from operations as compared to the same period a year ago.  In addition, pension contributions were $1.5 million for the three months ended September 30, 2013 as compared to $48.1 million in the same period a year ago as a result of a substantial discretionary contribution during fiscal year 2013.  These positive impacts were offset by significantly higher capital spending largely related to the Limestone County, Alabama facility construction in the three months ended September 30, 2013. Capital expenditures for plant, equipment and software were $114.9 million for the three months ended September 30, 2013, as compared with $56.4 million for the same period a year ago.

Dividends during the three months ended September 30, 2013 and 2012 were $9.6 million and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $201.0 million as of September 30, 2013, together with cash generated from operations and available borrowing capacity of approximately $491.8 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.

During the three months ended September 30, 2013, we made $1.5 million in cash contributions to our pension plans, and expect to make approximately $4.8 million of cash contributions to the pension plans for the remainder of fiscal year 2014.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500.0 million and expires in June 2018.  As of September 30, 2013, we had $8.2 million of issued letters of credit under the Credit Agreement.  The balance of the Credit Agreement ($491.8 million) remains available to us.  As of September 30, 2013, we had total liquidity of approximately $692.8 million.  We also evaluate liquidity needs for alternative uses including funding external growth opportunities and pension plan contributions as well as funding consistent dividend payments to stockholders.

As of September 30, 2013, we had cash and cash equivalents of approximately $89 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.  We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of September 30, 2013). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of September 30, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of September 30, 2013:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	20.48 to 1.00
Consolidated debt to capital	55% (maximum)	31%

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

Net Pension Expense per Diluted Share

	Three Months Ended
($ in millions, except per share data)	September 30,
	2013	2012
Pension plans expense	$12.2	$14.9
Other postretirement benefit plans expense	2.8	2.3
	15.0	17.2
Income tax benefit	(5.3)	(6.0)
Net pension expense	$9.7	$11.2

Weighted average diluted common shares	53.5	53.4

Net pension expense per diluted share	$0.18	$0.21

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended
	September 30,
($ in millions)	2013	2012

Net cash provided from (used for) operating activities	$64.0	$(36.7)
Purchases of property, equipment, and software	(114.9)	(56.4)
Dividends paid	(9.6)	(9.6)
Free cash flow	$(60.5)	$(102.7)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the three months ended September 30, 2013, we increased the liability for a company-owned former operating site by $0.1 million.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at September 30, 2013 and June 30, 2013 were $14.9 million and $14.8 million, respectively.

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

Other

We are defending various routine claims and legal actions that are incidental to our business, and that are common to our operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues.  Like many other manufacturing companies in recent years, we from time to time, have been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total liability from these matters will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

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

Other Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2013 Form 10-K Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in our 2013 Form 10-K.  They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace and defense, industrial and consumer, medical, transportation and energy, or other influences on our business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) our ability to achieve cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in our pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions, including the Latrobe Acquisition; (11) the availability of credit facilities and other financing sources to us, our customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) the fact that our manufacturing processes are dependent upon highly specialized equipment located primarily in one facility in Reading, Pennsylvania for which there may be limited alternatives if there are significant equipment failures or catastrophic event; and (14) the fact that our future success depends on the continued service and availability of key personnel, including members of our executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect our ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on our results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2013, we had approximately $63.3 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 72 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

We have historically used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate.

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

The status of our financial instruments as of September 30, 2013 is provided in Note 9 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.  Assuming either of the following occurred on September 30, 2013, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.  Controls and Procedures

(a)        Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)        Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome.

Item 1A.  Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2013 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended September 30, 2013, provided however that 55,363 shares, at an average purchase price of $50.59, were surrendered by employees to the Company during such quarter  for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Employment Letter Agreement of Gary H. Heasley, dated July 11, 2013, is incorporated herein by reference to Exhibit 10.1 of Carpenter’s Current Report on Form 8-K Filed July 15, 2013.

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Vice President and Chief Accounting Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32

Certification of Chief Executive Officer and Vice President and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: November 8, 2013	/s/ Tony R. Thene
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
101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.