Form 10-Q
period 2013-12-31
CARPENTER TECHNOLOGY CORP
filed 2014-02-07
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of January 30, 2014 was 53,062,414.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31,	June 30,
	2013	2013

ASSETS
Current assets:
Cash and cash equivalents	$106.2	$257.5
Accounts receivable, net	266.2	342.0
Inventories	721.2	659.2
Deferred income taxes	-	2.7
Other current assets	29.6	20.1
Total current assets	1,123.2	1,281.5
Property, plant and equipment, net	1,331.0	1,168.4
Goodwill	257.7	257.7
Other intangibles, net	88.1	95.0
Other assets	95.4	80.3
Total assets	$2,895.4	$2,882.9

LIABILITIES
Current liabilities:
Accounts payable	$211.6	$252.7
Accrued liabilities	146.6	168.5
Deferred income taxes	3.4	-
Total current liabilities	361.6	421.2
Long-term debt, net of current portion	604.3	604.2
Accrued pension liabilities	255.6	246.9
Accrued postretirement benefits	149.1	151.2
Deferred income taxes	74.6	73.3
Other liabilities	73.5	83.0
Total liabilities	1,518.7	1,579.8

Contingencies and commitments (see Note 8)

STOCKHOLDERS’ EQUITY
Common stock – authorized 100,000,000 shares; issued 55,113,804 shares at December 31, 2013 and 54,925,335 shares at June 30, 2013; outstanding 53,046,624 shares at December 31, 2013 and 52,773,060 shares at June 30, 2013	275.6	274.6
Capital in excess of par value	259.4	254.4
Reinvested earnings	1,262.2	1,217.3
Common stock in treasury (2,067,180 shares and 2,152,275 shares at December 31, 2013 and June 30, 2013, respectively), at cost	(103.3)	(107.5)
Accumulated other comprehensive loss	(317.2)	(335.7)
Total equity	1,376.7	1,303.1
Total liabilities and equity	$2,895.4	$2,882.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

NET SALES	$503.5	$533.5	$1,002.1	$1,078.5
Cost of sales	408.1	430.9	803.3	866.5
Gross profit	95.4	102.6	198.8	212.0

Selling, general and administrative expenses	47.9	49.9	95.5	97.7
Operating income	47.5	52.7	103.3	114.3

Interest expense	(3.7)	(4.4)	(8.2)	(9.6)
Other income, net	0.6	1.3	0.8	3.9

Income before income taxes	44.4	49.6	95.9	108.6
Income tax expense	14.9	16.4	31.8	35.9

Net income	29.5	33.2	64.1	72.7

Less: Net income attributable to noncontrolling interest	-	(0.2)	-	(0.5)

NET INCOME ATTRIBUTABLE TO CARPENTER	$29.5	$33.0	$64.1	$72.2

EARNINGS PER COMMON SHARE:
Basic	$0.55	$0.62	$1.20	$1.36
Diluted	$0.55	$0.62	$1.19	$1.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53.2	52.9	53.2	52.8
Diluted	53.6	53.3	53.6	53.2

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$29.5	$33.2	$64.1	$72.7
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits, net of tax of $(2.0) $(2.6), $(4.3) and $(5.2), respectively	3.9	4.4	7.5	8.8
Net gain (loss) on derivative instruments, net of tax of $(1.4), $8.1, $(3.6) and $(3.5), respectively	2.4	(13.8)	6.0	5.9
Unrealized gain on marketable securities, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.2	0.1	0.1	0.1
Foreign currency translation	1.4	1.3	4.9	5.8
Other comprehensive income (loss)	7.9	(8.0)	18.5	20.6
Comprehensive income	37.4	25.2	82.6	93.3

Less: Comprehensive income attributable to the noncontrolling interest	-	(0.2)	-	(0.7)
Comprehensive income attributable to Carpenter	$37.4	$25.0	$82.6	$92.6

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$64.1	$72.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	53.5	51.1
Deferred income taxes	(0.7)	(0.3)
Net pension expense	28.0	34.3
Net loss on disposal of property and equipment	0.1	0.5
Changes in working capital and other:
Accounts receivable	78.8	69.8
Inventories	(59.3)	(88.8)
Other current assets	(9.6)	(8.3)
Accounts payable	(41.2)	(48.0)
Accrued liabilities	(35.2)	(20.4)
Pension plan contributions	(3.1)	(57.9)
Other, net	(4.4)	(2.5)
Net cash provided from operating activities	71.0	2.2
INVESTING ACTIVITIES
Purchases of property, equipment and software	(212.4)	(136.9)
Proceeds from disposals of property and equipment	0.3	0.1
Proceeds from sale of equity method investment	-	7.9
Net cash used for investing activities	(212.1)	(128.9)
FINANCING ACTIVITIES
Dividends paid	(19.2)	(19.1)
Purchase of subsidiary shares from noncontrolling interest	-	(8.4)
Tax benefits on share-based compensation	1.9	3.3
Proceeds from stock options exercised	5.6	1.9
Net cash used for financing activities	(11.7)	(22.3)
Effect of exchange rate changes on cash and cash equivalents	1.5	1.1

DECREASE IN CASH AND CASH EQUIVALENTS	(151.3)	(147.9)
Cash and cash equivalents at beginning of period	257.5	211.0
Cash and cash equivalents at end of period	$106.2	$63.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash item:
Technology licensing agreement, see Note 13	$9.7	$-

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

 ($ in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Equity
Balances at June 30, 2012	$274.0	$252.7	$1,109.6	$(120.0)	$(412.5)	$9.3	$1,113.1
Net income			72.2			0.5	72.7
Pension and post-retirement benefits, net of tax					8.8		8.8
Net gain on derivative instruments, net of tax					5.9		5.9
Purchase of subsidiary shares from noncontrolling interest		1.6				(10.0)	(8.4)
Unrealized gain on marketable securities, net of taxes					0.1		0.1
Foreign currency translation					5.6	0.2	5.8
Cash Dividends:
Common @ $0.36 per share			(19.1)				(19.1)
Share-based compensation plans		(5.2)		8.4			3.2
Stock options exercised	0.5	1.4					1.9
Tax windfall on share-based compensation		3.3					3.3
Balances at December 31, 2012	$274.5	$253.8	$1,162.7	$(111.6)	$(392.1)	$0.0	$1,187.3

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss	interest	Equity
Balances at June 30, 2013	$274.6	$254.4	$1,217.3	$(107.5)	$(335.7)	$-	$1,303.1
Net income			64.1				64.1
Pension and post-retirement benefits, net of tax					7.5		7.5
Net gain on derivative instruments, net of tax					6.0		6.0
Unrealized gain on marketable securities, net of taxes					0.1		0.1
Foreign currency translation					4.9		4.9
Cash Dividends:
Common @ $0.36 per share			(19.2)				(19.2)
Share-based compensation plans		(1.5)		4.2			2.7
Stock options exercised	1.0	4.6					5.6
Tax windfall on share-based compensation		1.9					1.9
Balances at December 31, 2013	$275.6	$259.4	$1,262.2	$(103.3)	$(317.2)	$-	$1,376.7

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2013 (the “2013 Form 10-K”). Operating results for the three months and six months ended December 31, 2013 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.         Earnings Per Common Share

The Company calculates basic and diluted earnings per share using the two class method.  Under the two class method, earnings are allocated to common stock and participating securities (nonvested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings.  The earnings available to each class of stock are divided by the weighted average number of shares for the period in each class.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculations of basic and diluted earnings per common share for the three months and six months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions, except per share data)	2013	2012	2013	2012

Net income attributable to Carpenter	$29.5	$33.0	$64.1	$72.2
Less: earnings and dividends allocated to participating securities	(0.1)	(0.2)	(0.2)	(0.4)
Earnings available to Carpenter common stockholders used in calculation of basic earnings per share	$29.4	$32.8	$63.9	$71.8

Weighted average number of common shares outstanding, basic	53.2	52.9	53.2	52.8

Basic earnings per common share	$0.55	$0.62	$1.20	$1.36

Net income attributable to Carpenter	$29.5	$33.0	$64.1	$72.2
Less: earnings and dividends allocated to participating securities	(0.1)	(0.2)	(0.2)	(0.4)
Earnings available to Carpenter common stockholders used in calculation of diluted earnings per share	$29.4	$32.8	$63.9	$71.8

Weighted average number of common shares outstanding, basic	53.2	52.9	53.2	52.8
Effect of shares issuable under share based compensation plans	0.4	0.4	0.4	0.4

Weighted average number of common shares outstanding, diluted	53.6	53.3	53.6	53.2

Diluted earnings per common share	$0.55	$0.62	$1.19	$1.35

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2013	2012	2013	2012
Stock options	0.0	0.3	0.1	0.3

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.         Marketable Securities

The fair value of the Company’s marketable securities was based on estimates of fair value as of December 31, 2013 and June 30, 2013. The following is a summary of marketable securities, all of which were classified as available-for-sale as of December 31, 2013 and June 30, 2013:

December 31, 2013		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$5.9	$(0.4)	$5.5

June 30, 2013		Unrealized	Estimated
($ in millions)	Cost	Losses	Fair Value

Non-current
Municipal auction rate securities	$5.9	$(0.5)	$5.4

For the six months ended December 31, 2013 and 2012, proceeds from sales and maturities of marketable securities were $0.0 million.

4.         Inventories

Inventories consisted of the following components as of December 31, 2013 and June 30, 2013:

($ in millions)	December 31,	June 30,
	2013	2013
Raw materials and supplies	$147.9	$111.6
Work in process	352.7	325.9
Finished and purchased products	220.6	221.7
Total inventory	$721.2	$659.2

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.         Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2013 and June 30, 2013:

($ in millions)	December 31,	June 30,
	2013	2013
Accrued compensation	$32.4	$49.4
Derivative financial instruments	29.6	29.1
Accrued postretirement benefits	15.5	15.4
Accrued interest expense	11.2	11.2
Accrued pension liabilities	9.3	9.7
Other	48.6	53.7
Total accrued liabilities	$146.6	$168.5

6.         Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months and six months ended December 31, 2013 and 2012 were as follows:

Three months ended December 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2013	2012	2013	2012
Service cost	$8.2	$8.0	$1.0	$1.1
Interest cost	14.3	13.3	3.1	3.0
Expected return on plan assets	(15.7)	(13.7)	(1.6)	(1.6)
Amortization of net loss	5.5	7.0	0.3	0.8
Amortization of prior service cost (benefit)	0.1	0.2	-	(1.0)
	$12.4	$14.8	$2.8	$2.3

Six months ended December 31,			Other Postretirement
($ in millions)	Pension Plans		Plans
	2013	2012	2013	2012
Service cost	$16.2	$16.1	$2.0	$2.2
Interest cost	28.6	26.5	6.2	6.1
Expected return on plan assets	(31.4)	(27.4)	(3.2)	(3.2)
Amortization of net loss	11.0	14.0	0.6	1.6
Amortization of prior service cost (benefit)	0.2	0.4	-	(2.0)
	$24.6	$29.6	$5.6	$4.7

Historically, the Company capitalized in inventory only the service cost portion of periodic benefit costs associated with manufacturing employees. During the quarter ended December 31, 2013, the Company began to capitalize the portion of periodic benefit costs related to the interest cost, expected return on assets and amortization of net actuarial loss and prior service cost (benefit), which the Company refers to as pension earnings, interest and deferrals (“pension EID”) expense, related to current manufacturing employees in inventory. The impact of this change

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

resulted in an increase in the amount of capitalized periodic benefit costs of $2.2 million during the three months and six months ended December 31, 2013. This change did not have a material impact on any previously reported amounts.

During the six months ended December 31, 2013 and 2012, the Company made $3.1 million and $57.9 million, respectively, of contributions to its defined benefit pension plans.  The Company currently expects to make approximately $3.2 million of contributions to its defined benefit pension plans during the remainder of fiscal year 2014.

7.                                    Debt

The Company has a $500 million syndicated credit agreement (“Credit Agreement”) that extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of December 31, 2013), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of December 31, 2013). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.15% as of December 31, 2013), determined based upon the Debt Rating, of the unused portion of the $500 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of December 31, 2013), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2013, the Company had $8.2 million of issued letters of credit under the Credit Agreement, with the balance of $491.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2013 and June 30, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt outstanding as of December 31, 2013 and June 30, 2013 consisted of the following:

($ in millions)	December 31,	June 30,
	2013	2013
Medium-term notes, Series B at 6.74% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at December 31, 2013 and June 30, 2013)	$55.0	$55.0
Senior unsecured notes, 5.200% due July 2021 (face value (of $250.0 million at December 31, 2013 and June 30, 2013)	249.7	249.7
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at December 31, 2013 and June 30, 2013)	299.6	299.5
Total	604.3	604.2
Less amounts due within one year	-	-
Long-term debt, net of current portion	$604.3	$604.2

For the three months ended December 31, 2013 and 2012, interest costs totaled $3.7 million and $4.4 million, respectively, of which $4.5 million and $1.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.  For the six months ended December 31, 2013 and 2012, interest costs totaled $8.2 million and $9.6 million, respectively, of which $7.9 million and $2.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

8.                                    Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the six months ended December 31, 2013, we increased the liability for a company-owned former operating site by $0.1 million.  The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2013 and June 30, 2013 were $14.9 million and $14.8 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2013	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.5	$5.5
Derivative financial instruments	-	0.3	0.3
Total assets	$-	$5.8	$5.8

Liabilities:
Derivative financial instruments	$-	$63.9	$63.9

June 30, 2013	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$-	$5.4	$5.4
Derivative financial instruments	-	0.9	0.9
Total assets	$-	$6.3	$6.3

Liabilities:
Derivative financial instruments	$-	$73.1	$73.1

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

The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2013		June 30, 2013
($ in millions)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current portion	$604.3	$602.1	$604.2	$602.8
Company-owned life insurance	$14.6	$14.6	$13.6	$13.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount for Company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying Consolidated Balance Sheets.

The fair values of long-term debt as of December 31, 2013 and June 30, 2013 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

10.                            Other Income, Net

Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($ in millions)	2013	2012	2013	2012

Unrealized gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	$1.1	$(0.1)	$1.5	$2.4
Equity in earnings of unconsolidated subsidiaries	0.1	1.9	0.3	1.3
Foreign exchange	(0.8)	(0.7)	(1.2)	(0.1)
Other income	0.2	0.2	0.2	0.3
Total other income, net	$0.6	$1.3	$0.8	$3.9

11.                            Derivatives and Hedging Activities

The Company uses commodity swaps and forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments had on the Company’s financial position, results of operations and cash flows.

Cash Flow Hedging – Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2013, the Company had forward contracts to purchase 35.1 million pounds of certain raw materials with settlement dates through December 2018.

Cash Flow Hedging – Forward interest rate swaps: From time to time, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. In connection with the issuance of the $300.0 million of fixed rate notes during the third quarter of fiscal year 2013, all

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

outstanding forward interest rate swaps were settled resulting in a gain of $2.7 million that has been recognized in AOCI. This gain will be amortized as a reduction to interest expense over the 10 year term of the notes.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense.  As of December 31, 2013 and June 30, 2013, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of December 31, 2013, the Company has no outstanding interest rate swaps, as all previous interest rate swaps have settled or been terminated.

For the three months ended December 31, 2013 and 2012, net gains of $0.0 million and $0.4 million, respectively, were recorded as a reduction to interest expense.  For the six months ended December 31, 2013 and 2012, net gains of $0.0 million and $0.9 million, respectively, were recorded as a reduction to interest expense.  These amounts represent the impact of previously terminated swaps which were being amortized over the remaining term of the underlying debt.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2013 and June 30, 2013:

December 31, 2013 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.3	$-	$0.3
Total asset derivatives	$0.3	$-	$0.3

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.8	$28.8	$29.6
Other liabilities	-	34.3	34.3
Total liability derivatives	$0.8	$63.1	$63.9

June 30, 2013 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$-	$0.9
Total asset derivatives	$0.9	$-	$0.9

Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.4	$28.7	$29.1
Other liabilities	-	44.0	44.0
Total liability derivatives	$0.4	$72.7	$73.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months and six months ended December 31, 2013 and 2012:

		Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
		Three Months Ended		Six Months Ended
($ in millions)		December 31,		December 31,
Derivatives in Cash Flow Hedging Relationship:		2013	2012	2013	2012
Commodity contracts		$(3.0)	$(30.6)	$(4.4)	$(6.6)
Foreign exchange contracts		(0.3)	0.7	(0.8)	0.6
Forward interest rate swaps		-	0.8	-	(0.9)
Total		$(3.3)	$(29.1)	$(5.2)	$(6.9)

($ in millions)		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Location of (Loss) Gain	Three Months Ended		Six Months Ended
Derivatives in Cash Flow	Reclassified from AOCI into	December 31,		December 31,
Hedging Relationship	Income (Effective Portion)	2013	2012	2013	2012
Commodity contracts	Cost of sales	$(6.8)	$(6.9)	$(14.4)	$(16.1)
Foreign exchange contracts	Net sales	(0.3)	(0.3)	(0.5)	(0.2)
Forward interest rate swaps	Interest expense	0.1	-	0.2	-
Total		$(7.0)	$(7.2)	$(14.7)	$(16.3)

The Company estimates that $16.5 million of net derivative losses included in AOCI as of December 31, 2013 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended December 31, 2013.  The Company recorded $0.3 million of ineffectiveness during the three months and six months ended December 31, 2013 and no ineffectiveness during the three months and six months ended December 31, 2012.

The changes in AOCI associated with derivative hedging activities during the three months and six months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($ in millions)	2013	2012	2013	2012
Balance, beginning	$(37.9)	$(13.1)	$(41.5)	$(32.8)
Current period changes in fair value, net of tax	(2.0)	(18.3)	(3.2)	(4.3)
Reclassification to earnings, net of tax	4.4	4.5	9.2	10.2
Balance, ending	$(35.5)	$(26.9)	$(35.5)	$(26.9)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract.  As of December 31, 2013 and June 30, 2013, the Company had no cash collateral held by counterparties.

The Company is exposed to credit loss in the event of nonperformance by counterparties on its derivative instruments as well as credit or performance risk with respect to its customer commitments to perform. Although nonperformance is possible, the Company does not anticipate nonperformance by any of the parties. In addition, various master netting arrangements are in place with counterparties to facilitate settlements of gains and losses on these contracts.

12.                            Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended December 31, 2013 was $14.9 million, or 33.6 percent of pre-tax income as compared with $16.4 million, or 33.1 percent of pre-tax income for the three months ended December 31, 2012.  Income tax expense for the six months ended December 31, 2013 was $31.8 million, or 33.2 percent of pre-tax income as compared with $35.9 million, or 33.1 percent of pre-tax income for the six months ended December 31, 2012.

13.                            Superalloy Powders Technical Assistance and Powder Supply Agreements

On September 30, 2013, the Company entered into a multi-level agreement with United Technologies Corporation (“UTC”) through its Pratt & Whitney Division, which includes a technical assistance agreement and a long-term powder supply agreement. The technical assistance agreement provides for the licensing of technology associated with the production of superalloy powders. As a result of the agreements, the Company plans to build a superalloy powder facility which is expected to take approximately 18 months to construct at an estimated cost of $20 million. Once the facility is qualified by UTC, the Company will supply UTC with superalloy powder for up to 20 years. The powder supply agreement provides for minimum guaranteed purchase quantities of specified materials for a period of 12 years.

According to the terms of the technology licensing agreement, the Company agreed to pay a $13.0 million up-front license fee, which is payable in equal quarterly installments beginning on December 15, 2013. In December 2013, the Company made the first payment of $3.3 million.  As of December 31, 2013, $13.0 million and $9.7 million of the upfront license fee are included in other assets and accrued liabilities, respectively.

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

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading and Latrobe and surrounding areas in Pennsylvania, South Carolina and the new premium products manufacturing facility being built in Limestone County, Alabama. The combined assets of the SAO operations are being managed in an integrated manner to optimize efficiency and profitability across the total system.

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

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring related charges, transaction costs associated with acquisitions and other specifically-identified income or expense items.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments.  The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest & deferrals.”

On a consolidated basis, there were no significant individual customers that accounted for more than 10 percent of the total net sales during the three months or six months ended December 31, 2013 and 2012, respectively.

The historical segment information for the three months and six months ended December 31, 2012, which is set forth below, was recast to conform to the fiscal year 2014 presentation.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
Segment Data	December 31,		December 31,
($ in millions)	2013	2012	2013	2012
Net Sales:
Specialty Alloys Operations	$407.5	$428.4	$802.5	$859.4
Performance Engineered Products	113.7	126.6	232.2	261.6
Intersegment	(17.7)	(21.5)	(32.6)	(42.5)
Consolidated net sales	$503.5	$533.5	$1,002.1	$1,078.5

Operating Income:
Specialty Alloys Operations	$54.4	$61.3	$118.1	$128.5
Performance Engineered Products	8.6	10.4	20.2	24.9
Corporate costs	(11.3)	(10.6)	(24.2)	(21.0)
Pension earnings, interest & deferrals	(3.8)	(8.0)	(9.8)	(16.0)
Intersegment	(0.4)	(0.4)	(1.0)	(2.1)
Consolidated operating income	$47.5	$52.7	$103.3	$114.3

Depreciation and Amortization:
Specialty Alloys Operations	$19.6	$18.9	$39.1	$37.6
Performance Engineered Products	5.9	5.3	11.7	10.7
Corporate	1.5	1.4	3.0	2.9
Intersegment	(0.2)	(0.1)	(0.3)	(0.1)
Consolidated depreciation and amortization	$26.8	$25.5	$53.5	$51.1

Capital Expenditures:
Specialty Alloys Operations	$90.0	$75.0	$198.5	$121.7
Performance Engineered Products	5.2	4.1	11.2	12.8
Corporate	2.6	1.5	3.1	3.0
Intersegment	(0.2)	(0.1)	(0.4)	(0.6)
Consolidated capital expenditures	$97.6	$80.5	$212.4	$136.9

	December 31, 2013	June 30, 2013
Total Assets:
Specialty Alloys Operations	$2,335.6	$2,192.7
Performance Engineered Products	499.7	498.5
Corporate	111.1	233.7
Intersegment	(51.0)	(42.0)
Consolidated total assets	$2,895.4	$2,882.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.       Recent Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The guidance in ASU 2013-02 requires entities to present separately, among other items, the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. ASU 2013-02 was effective for the Company beginning in the first quarter of fiscal year 2014.  The Company adopted ASU 2013-02 effective July 1, 2013 and provided the additional disclosure required by the guidance in Note 17, below.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent Entity’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The guidance in ASU 2013-05 requires that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The guidance in ASU 2013-05 is required to be applied for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The Company is evaluating the impact of the adoption of ASU 2013-05 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements.

17.       Reclassifications from Accumulated Other Comprehensive Income (AOCI)

The changes in AOCI by component, net of tax, for the three months and six months ended December 31, 2013 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains and losses on available-for-sale securities	Foreign currency items	Total

Balance at September 30, 2013	$(37.9)	$(270.0)	$(0.5)	$(16.7)	$(325.1)
Other comprehensive (loss) income before reclassifications	(2.0)	-	0.2	1.4	(0.4)
Amounts reclassified from AOCI (b)	4.4	3.9	-	-	8.3

Net current-period other comprehensive income	2.4	3.9	0.2	1.4	7.9

Balance at December 31, 2013	$(35.5)	$(266.1)	$(0.3)	$(15.3)	$(317.2)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains and losses on available-for-sale securities	Foreign currency items	Total

Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive (loss) income before reclassifications	(3.2)	-	0.1	4.9	1.8
Amounts reclassified from AOCI (b)	9.2	7.5	-	-	16.7

Net current-period other comprehensive income	6.0	7.5	0.1	4.9	18.5

Balance at December 31, 2013	$(35.5)	$(266.1)	$(0.3)	$(15.3)	$(317.2)

(a)           All amounts are net of tax. Amounts in parentheses indicate debits.

(b)          See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the three months and six months ended December 31, 2013:

($ in millions) (a)		Amount Reclassified from AOCI
Details about AOCI Components	Location of (loss) gain	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013

Cash flow hedging items
Commodity contracts	Cost of sales	$(6.8)	$(14.4)
Foreign exchange contracts	Net sales	(0.3)	(0.5)
Forward interest rate swaps	Interest expense	0.1	0.2
	Total before tax	(7.0)	(14.7)
	Tax benefit	2.6	5.5
	Net of tax	$(4.4)	$(9.2)
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(5.8)	$(11.6)
Prior service cost	(b)	(0.1)	(0.2)
	Total before tax	(5.9)	(11.8)
	Tax benefit	2.0	4.3
	Net of tax	$(3.9)	$(7.5)

(a)           Amounts in parentheses indicate debits to income/loss.

(b)          These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are engaged in the manufacturing, fabrication and distribution of specialty metals.  We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes.  We also produce certain metal powders.  Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service/distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs. We also manufacture and rent down-hole drilling tools and components used in the oil and gas industry.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms of and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 8 of our 2013 Form 10-K.  Our discussions here focus on our results during or as of the three-month and six-month periods ended December 31, 2013 and the comparable periods of fiscal year 2013, and, to the extent applicable, on material changes from information discussed in the 2013 Form 10-K or other important intervening developments or information that we have reported on Form 8-K.  These discussions should be read in conjunction with the 2013 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  We currently expect that the total net periodic benefit costs for fiscal year 2014 will be $60.4 million as compared with $68.8 million in fiscal year 2013.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($ in millions)	2013	2012	2013	2012
Pension plans	$12.4	$14.8	$24.6	$29.6
Other postretirement plans	2.8	2.3	5.6	4.7
Net periodic benefit costs	$15.2	$17.1	$30.2	$34.3

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals (“pension EID”) expense is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees.  The following is a summary of the classification of net pension expense for the three months and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
($ in millions)	2013	2012	2013	2012
Cost of sales
Service cost	$7.1	$7.1	$14.1	$14.1
Pension earnings, interest and deferrals	1.9	5.7	6.0	11.5
	$9.0	$12.8	$20.1	$25.6

Selling, general and administrative expenses
Service cost	2.1	2.0	4.1	4.2
Pension earnings, interest and deferrals	1.9	2.3	3.8	4.5
	$4.0	$4.3	$7.9	$8.7

Net pension expense	$13.0	$17.1	$28.0	$34.3

Historically, we capitalized only the service cost component of net pension expense related to manufacturing employees. Beginning in the quarter ended December 31, 2013, we began to capitalize the portion of pension EID expense related to current manufacturing employees in inventory. The impact of this change resulted in a reduction of pension EID expense of $2.2 million during the quarter ended December 31, 2013. The tables above include the impact of making this change during the quarter ended December 31, 2013 and as such pension EID expense included in cost of sales was reduced by $2.2 million. We will continue to expense the portion of pension EID expense related to inactive manufacturing employees as period cost in cost of sales. For the three months and six months ended December 31, 2013 and 2012, the amount of pension EID expense included in cost of sales related to inactive manufacturing employees was $2.4 million, $3.3 million, $4.8 million and $6.6 million, respectively. As of December 31, 2013, and June 30, 2013, amounts capitalized in gross inventory were $10.2 million and $8.7 million, respectively.

Operating Performance Overview

For the quarter ended December 31, 2013, we reported net income attributable to Carpenter of $29.5 million, or $0.55 per diluted share, compared with net income attributable to Carpenter for the same period a year earlier of $33.0 million, or $0.62 per diluted share. Our second quarter of fiscal year 2014 earnings were in line with our expectations. We experienced a decline in operating margin due to weaker sales mix compared to second quarter a year ago despite our efforts to control overhead costs and reduce our production costs.

Results of Operations – Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012

Net Sales

Net sales for the three months ended December 31, 2013 were $503.5 million, which was a 6 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 4 percent. Overall, pounds shipped were 8 percent higher than the second fiscal quarter a year ago.  Net sales excluding surcharge revenues in our SAO segment decreased 2 percent on 10 percent higher volume, and net sales excluding surcharge revenues in our PEP segment decreased 9 percent on 17 percent lower shipment volume. Our transportation and industrial and consumer markets experienced strong volume growth as compared to a year ago.  We continue to experience the impacts of supply chain destocking in the aerospace and energy markets which reduced demand for our premium and ultra-premium products.

Geographically, sales outside the United States decreased 4 percent from the same period a year ago to $151.5 million for the three months ended December 31, 2013.   The decrease reflects softness in sales to Mexico and Asia. Total international sales represented 30 percent of total net sales in this quarter and prior year quarter.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for net sales by end-use markets:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$224.8	$250.3	$(25.5)	(10	) %
Industrial and consumer	112.3	111.6	0.7	1
Energy	73.9	79.5	(5.6)	(7)
Transportation	35.5	31.8	3.7	12
Medical	24.3	26.6	(2.3)	(9)
Distribution	32.7	33.7	(1.0)	(3)
Total net sales	$503.5	$533.5	$(30.0)	(6	) %

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$177.7	$194.6	$(16.9)	(9)%
Industrial and consumer	88.9	85.4	3.5	4
Energy	64.8	69.0	(4.2)	(6)
Transportation	28.4	24.2	4.2	17
Medical	22.4	24.2	(1.8)	(7)
Distribution	32.4	33.3	(0.9)	(3)
Total net sales	$414.6	$430.7	$(16.1)	(4)%

Sales to the aerospace and defense market decreased 10 percent from the second quarter a year ago to $224.8 million. Excluding surcharge revenue, sales decreased 9 percent from the second quarter a year ago on 1 percent lower shipment volume.  The results reflect the continued impact of customer destocking in the supply chain and demand for energy materials stabilizing.

Industrial and consumer market sales increased 1 percent from the second quarter a year ago to $112.3 million. Excluding surcharge revenue, sales increased 4 percent on a 19 percent increase in shipment volume. The results reflect strong demand for materials used in bridge infrastructure projects and continued demand for materials used in plant and equipment applications.

Sales to the energy market of $73.9 million reflected a 7 percent decrease from the second quarter a year ago. Excluding surcharge revenue, sales decreased 6 percent from a year ago on lower shipment volume of 16 percent.  The results reflect a decrease in sales to the oil and gas sector partially offset by an increase in power generation sector sales.

Transportation market sales increased 12 percent from the second quarter a year ago to $35.5 million. Excluding surcharge revenue, sales increased 17 percent on 26 percent higher shipment volume from the second quarter a year ago.  The growth in volume is attributable to increased sales of automobiles in North America.  We continue to benefit from strong demand growth for materials used in the newest engine platform fuel delivery systems.

Sales to the medical market decreased 9 percent from a year ago to $24.3 million. Excluding surcharge revenue, sales decreased 7 percent on 9 percent higher shipment. The results reflect the effects of industry-related cost reduction efforts by customers in the supply chain. The market continues to be impacted by competitive titanium pricing and short lead times.

Distribution sales decreased 3 percent from the second quarter a year ago to $32.7 million. Excluding surcharge revenue, sales decreased 3 percent from the second quarter a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$217.7	$226.0	$(8.3)	(4)%
Stainless steels	148.3	162.4	(14.1)	(9)
Alloy and Tool steel	52.1	55.5	(3.4)	(6)
Titanium products	33.8	36.5	(2.7)	(7)
Powder metals	11.8	13.4	(1.6)	(12)
Distribution and other	39.8	39.7	0.1	0
Total net sales	$503.5	$533.5	$(30.0)	(6)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$159.0	$157.5	$1.5	1%
Stainless steels	127.4	139.3	(11.9)	(9)
Alloy and Tool steel	43.4	46.2	(2.8)	(6)
Titanium products	33.8	36.5	(2.7)	(7)
Powder metals	11.8	12.2	(0.4)	(3)
Distribution and other	39.2	39.0	0.2	1
Total net sales excluding surcharge revenues	$414.6	$430.7	$(16.1)	(4)%

Sales of special alloys products decreased 4 percent from a year ago at $217.7 million. Excluding surcharge revenues, sales increased 1 percent on a 4 percent increase in shipment volume. The results reflect the impacts of lower demand in material used in our aerospace and energy markets.

Sales of stainless steels decreased 9 percent from a year ago to $148.3 million. Excluding surcharge revenues, sales decreased 9 percent on 13 percent higher shipment volume. The results reflect increased volumes in transportation and industrial and consumer markets combined with an unfavorable shift in product mix compared to the same quarter a year ago.

Sales of alloy and tool steels decreased 6 percent from a year ago to $52.1 million. Excluding surcharge revenues, sales decreased 6 percent on 2 percent higher shipment volumes.

Sales of titanium products decreased 7 percent from a year ago to $33.8 million on 5 percent lower volume.

Sales of powder metals decreased 12 percent from a year ago to $11.8 million on a 19 percent decrease in shipment volume. The results reflect continued softness in powder sales.

Gross Profit

Our gross profit in the second quarter decreased 7 percent to $95.4 million, or 18.9 percent of net sales (23.0 percent of net sales excluding surcharges), as compared with $102.6 million, or 19.2 percent of net sales (23.8 percent of net sales excluding surcharges), in the same quarter a year ago.  The results reflect a weaker sales mix resulting from lower volumes for our premium and ultra-premium products particularly, materials used in aerospace applications, which diluted overall margins. This impact was partially offset by our efforts to control manufacturing costs as compared to a year ago.

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

	Three Months Ended
	December 31,
($ in millions)	2013	2012
Net sales	$503.5	$533.5
Less: surcharge revenue	88.9	102.8
Net sales excluding surcharges	$414.6	$430.7

Gross profit	$95.4	$102.6

Gross margin	18.9%	19.2%

Gross margin excluding dilutive effect of surcharges	23.0%	23.8%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47.9 million were 9.5 percent of net sales (11.6 percent of net sales excluding surcharges) as compared with $49.9 million or 9.4 percent of net sales (11.6 percent of net sales excluding surcharges) in the same quarter a year ago.

Operating Income

Our operating income in the recent second quarter was $47.5 million as compared with $52.7 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 12.4 percent for the current quarter as compared with 14.1 percent a year ago.

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

($ in millions)	Three Months Ended December 31,
	2013	2012
Net sales	$503.5	$533.5
Less: surcharge revenue	88.9	102.8
Net sales excluding surcharges	$414.6	$430.7

Operating income	$47.5	$52.7
Add back: Pension EID expense	3.8	8.0
Operating income excluding pension EID expense	$51.3	$60.7

Operating margin	9.4%	9.9%

Operating margin excluding surcharges and pension EID expense	12.4%	14.1%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations had no impact on operating margin, excluding surcharges, during the recent second quarter and positively impacted our operating margin, excluding surcharges, by 30 basis points during the prior year’s second quarter.

Interest Expense

Interest expense for the quarter was $3.7 million compared with $4.4 million in the year-ago period.  The results reflect higher debt levels in the current period as compared to a year ago which, was more than offset by the impact of higher capitalized interest in the current period in connection with increased spending attributable to the ongoing construction project at our Alabama manufacturing plant. Interest expense for the three months ended December 31, 2013 excluded $4.5 million of capitalized interest, as compared with $1.5 million of capitalized interest in the same period a year ago.

Other Income, Net

Other income was $0.6 million for the recent quarter compared to $1.3 million in the second quarter a year ago.  The results reflect positive impacts in the funding mechanisms for certain non-qualified retirement plans for the current period compared to the same period last year.  In the year-ago period we recorded a gain of $1.9 million in connection with the dissolution of the strategic partnership with Sandvik Materials Technology.

Income Taxes

Income taxes in the recent second quarter were $14.9 million, or 33.6 percent of pre-tax income versus $16.4 million, or 33.1 percent of pre-tax income in the same quarter a year ago.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended			%
	December 31,		Increase	Increase
(Pounds sold, in thousands)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	66,734	60,730	6,004	10%
Performance Engineered Products	2,683	3,227	(544)	(17)
Intersegment	(2,039)	(1,375)	(664)	(48)
Consolidated pounds sold	67,378	62,582	4,796	8%

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$407.5	$428.4	$(20.9)	(5)%
Performance Engineered Products	113.7	126.6	(12.9)	(10)
Intersegment	(17.7)	(21.5)	3.8	18
Total net sales	$503.5	$533.5	$(30.0)	(6)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$316.6	$324.4	$(7.8)	(2)%
Performance Engineered Products	113.3	125.0	(11.7)	(9)
Intersegment	(15.3)	(18.7)	3.4	18
Total net sales excluding surcharge revenues	$414.6	$430.7	$(16.1)	(4)%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2013 for the SAO segment decreased 5 percent to $407.5 million, as compared with $428.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 2 percent on 10 percent higher shipment volume from a year ago. The decrease in sales combined with higher shipment volumes reflects an unfavorable shift in product mix.

Operating income for the SAO segment was $54.4 million or 13.3 percent of net sales (17.2 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $61.3 million or 14.3 percent of net sales (18.9 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects the impacts of a weaker product mix partially offset by lower operating costs and selling, general and administrative expenses in the current second quarter as compared to the same period a year ago.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2013 for the PEP segment decreased 10 percent at $113.7 million, as compared with $126.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $113.3 million decreased 9 percent from a year ago.  The results reflect continued softness in demand for titanium in the medical and distribution markets and weaker volume in the aerospace market.

Operating income for the PEP segment was $8.6 million or 7.6 percent of net sales (7.6 percent of net sales excluding surcharge revenue) in the recent second quarter, compared with $10.4 million or 8.2 percent of net sales (8.3 percent of net sales excluding surcharge revenue) in the same quarter a year ago.  The results reflect the impacts of lower sales levels and higher overhead costs in the current quarter as compared with a year ago.

Results of Operations – Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012

Net Sales

Net sales for the six months ended December 31, 2013 were $1,002.1 million, which was a 7 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 5 percent. Overall, pounds shipped were 4 percent higher than the same period a year ago.  Net sales excluding surcharge revenues in our SAO segment decreased 4 percent on 5 percent higher volume, and net sales excluding surcharge revenues in our PEP segment decreased 11 percent on 19 percent lower shipment volume. The results reflect growing demand from the transportation and industrial and consumer markets offset by the continued impact of supply chain destocking in the aerospace and energy markets which reduced demand for our premium and ultra-premium products.

Geographically, sales outside the United States decreased 10 percent from the same period a year ago to $290.0 million for the six months ended December 31, 2013.   The decrease reflects softness in sales to Europe, Mexico and Asia. Total international sales for the six months ended December 31, 2013 represented 29 percent of total net sales, compared with 30 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for net sales by end-use markets:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$454.2	$502.9	$(48.7)	(10)%
Industrial and consumer	221.5	225.6	(4.1)	(2)
Energy	140.2	156.8	(16.6)	(11)
Transportation	67.9	66.2	1.7	3
Medical	51.4	57.1	(5.7)	(10)
Distribution	66.9	69.9	(3.0)	(4)
Total net sales	$1,002.1	$1,078.5	$(76.4)	(7)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$360.6	$389.9	$(29.3)	(8)%
Industrial and consumer	174.8	172.0	2.8	2
Energy	123.9	138.4	(14.5)	(10)
Transportation	53.9	50.3	3.6	7
Medical	47.3	52.0	(4.7)	(9)
Distribution	66.2	68.9	(2.7)	(4)
Total net sales excluding surcharge revenues	$826.7	$871.5	$(44.8)	(5)%

Sales to the aerospace and defense market decreased 10 percent from the same period a year ago to $454.2 million. Excluding surcharge revenue, sales decreased 8 percent from the same period a year ago on 1 percent lower shipment volume.  The results reflect the impact of customer destocking in the supply chain partially offset by higher airplane build levels and engine demand stabilizing.

Industrial and consumer market sales decreased 2 percent from the same period a year ago to $221.5 million. Excluding surcharge revenue, sales increased 2 percent on a 13 percent increase in shipment volume. The results reflect strong demand for lower value materials used in sporting goods, industrial valve and bridge infrastructure offset by softer demand within the electronics sector.

Sales to the energy market of $140.2 million reflected an 11 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 10 percent from a year ago on lower shipment volume of 18 percent.  The results reflect demand softness in the oil and gas sector as well as weakness in demand for materials used in industrial gas turbines.

Transportation market sales increased 3 percent from the same period a year ago to $67.9 million. Excluding surcharge revenue, sales increased 7 percent on 19 percent higher shipment volume from the same period a year ago.  The growth in volume is attributable to increased sales of automobiles in North America partially offset by declines in European vehicle sales.

Sales to the medical market decreased 10 percent from a year ago to $51.4 million. Excluding surcharge revenue, sales decreased 9 percent on a 4 percent increase in shipment volume. The results reflect the effects of industry-related cost reduction efforts by customers in the supply chain. The market continues to be impacted by competitive titanium pricing and short lead times.

Distribution sales decreased 4 percent from the same period a year ago to $66.9 million. Excluding surcharge revenue, sales decreased 4 percent from the same period a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Six Months Ended
	December 31,		$	%
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$422.0	$461.8	$(39.8)	(9)%
Stainless steels	294.6	305.9	(11.3)	(4)
Alloy and Tool steel	111.3	122.3	(11.0)	(9)
Titanium products	70.7	76.3	(5.6)	(7)
Powder metals	22.2	29.3	(7.1)	(24)
Distribution and other	81.3	82.9	(1.6)	(2)
Total net sales	$1,002.1	$1,078.5	$(76.4)	(7)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Six Months Ended
	December 31,		$	%
($ in millions)	2013	2012	(Decrease)	(Decrease)
Special alloys	$308.7	$326.4	$(17.7)	(5)%
Stainless steels	252.7	260.2	(7.5)	(3)
Alloy and Tool steel	92.5	100.2	(7.7)	(8)
Titanium products	70.7	76.2	(5.5)	(7)
Powder metals	22.2	27.0	(4.8)	(18)
Distribution and other	79.9	81.5	(1.6)	(2)
Total net sales excluding surcharge revenues	$826.7	$871.5	$(44.8)	(5)%

Sales of special alloys products decreased 9 percent from a year ago at $422.0 million. Excluding surcharge revenues, sales decreased 5 percent on flat shipment volume. The results reflect a reduction in volume of material used in our aerospace and energy markets offset by increased volumes in materials used in our transportation and industrial and consumer markets.

Sales of stainless steels decreased 4 percent from a year ago to $294.6 million. Excluding surcharge revenues, sales decreased 3 percent on 12 percent higher shipment volume. The results reflect increased volumes in transportation and industrial and consumer markets combined with an unfavorable shift in product mix from the same period last year.

Sales of alloy and tool steels decreased 9 percent from a year ago to $111.3 million. Excluding surcharge revenues, sales decreased 8 percent on 4 percent lower shipment volumes.

Sales of titanium products decreased 7 percent from a year ago to $70.7 million on 1 percent lower volume.

Sales of powder metals decreased 24 percent from a year ago to $22.2 million on a 32 percent decrease in shipment volume. The results reflect continued softness in powder sales, particularly in Europe.

Gross Profit

Our gross profit in the six months ended decreased 6 percent to $198.8 million, or 19.8 percent of net sales (24.0 percent of net sales excluding surcharges), as compared with $212.0 million, or 19.7 percent of net sales (24.3 percent of net sales excluding surcharges), in the same period a year ago.  The results reflect our increase in overall shipment volume, our focus on overhead cost control and reduction in our production costs which all helped maintain our operating margins in the current period despite the decrease in demand for premium and ultra-premium products as compared with the same period a year ago.

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

	Six Months Ended
	December 31,
($ in millions)	2013	2012
Net sales	$1,002.1	$1,078.5
Less: surcharge revenue	175.4	207.0
Net sales excluding surcharge revenues	$826.7	$871.5

Gross profit	$198.8	$212.0

Gross margin	19.8%	19.7%

Gross margin excluding dilutive effect of surcharge revenues	24.0%	24.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $95.5 million were 9.5 percent of net sales (11.6 percent of net sales excluding surcharges) as compared with $97.7 million or 9.1 percent of net sales (11.2 percent of net sales excluding surcharges) in the same period a year ago.

Operating Income

Our operating income in the recent six month period was $103.3 million as compared with $114.3 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 13.7 percent for the current period as compared with 15.0 percent a year ago.

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

	Six Months Ended
($ in millions)	December 31,
	2013	2012
Net sales	$1,002.1	$1,078.5
Less: surcharge revenue	175.4	207.0
Net sales excluding surcharges	$826.7	$871.5

Operating income	$103.3	$114.3
Add back: pension EID expense	9.8	16.0
Operating income excluding pension EID expense	$113.1	$130.3

Operating margin	10.3%	10.6%

Operating margin excluding surcharges and pension EID expense	13.7%	15.0%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from period to period. We estimate that the effect of such combined fluctuations positively impacted operating margin, excluding surcharges, by 40 basis points during the recent period and positively impacted our operating margin, excluding surcharges, by 20 basis points during the prior year’s period.

Interest Expense

Interest expense for the six months ended was $8.2 million compared with $9.6 million in the year-ago period.  The results reflect higher debt levels in the current period as compared to a year ago which was more than offset by the impact of higher capitalized interest in the current period in connection with increased spending attributable to the ongoing construction project at our Alabama manufacturing plant. Interest expense in the six months ended December 31, 2013 excluded $7.9 million of capitalized interest, as compared with $2.3 million of capitalized interest in the same period a year ago.

Other Income, Net

Other income was $0.8 million for the six months ended compared with $3.9 million in the same period a year ago.  The results reflect the negative impacts in the funding mechanisms for certain non-qualified retirement plans and additional foreign exchange losses for the current period as compared to the same a year ago.  The year ago period reflects the gain of $1.9 million in connection with the dissolution of the strategic partnership with Sandvik Materials Technology.

Income Taxes

Income taxes in the recent six months ended were $31.8 million, or 33.2 percent of pre-tax income versus $35.9 million, or 33.1 percent of pre-tax income in the same period a year ago.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Six Months Ended			%
	December 31,		Increase	Increase
(Pounds sold, in thousands)	2013	2012	(Decrease)	(Decrease)

Specialty Alloys Operations	130,148	123,387	6,761	5%
Performance Engineered Products	5,350	6,611	(1,261)	(19)
Intersegment	(3,228)	(3,402)	174	5
Consolidated pounds sold	132,270	126,596	5,674	4%

The following table includes comparative information for net sales by business segment:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$802.5	$859.4	$(56.9)	(7) %
Performance Engineered Products	232.2	261.6	(29.4)	(11)
Intersegment	(32.6)	(42.5)	9.9	23
Total net sales	$1,002.1	$1,078.5	$(76.4)	(7) %

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Six Months Ended		$	%
	December 31,		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$624.2	$650.6	$(26.4)	(4) %
Performance Engineered Products	230.8	258.3	(27.5)	(11)
Intersegment	(28.3)	(37.4)	9.1	24
Total net sales excluding surcharge revenues	$826.7	$871.5	$(44.8)	(5) %

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2013 for the SAO segment decreased 7 percent to $802.5 million, as compared with $859.4 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 4 percent on 5 percent higher shipment volume from a year ago. The decrease in sales combined with higher shipment volumes reflects an unfavorable shift in product mix.

Operating income for the SAO segment was $118.1 million or 14.7 percent of net sales (18.9 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2013, as compared with $128.5 million or 15.0 percent of net sales (19.8 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects the impacts of a weaker product mix partially offset by cost control and reduction in production costs in the current period as compared to the same period a year ago.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2013 for the PEP segment decreased 11 percent at $232.2 million, as compared with $261.6 million in the same period a year ago. Excluding surcharge revenue, net sales of $230.8 million decreased 11 percent on 19 percent lower shipment volume from a year ago.  The results reflect continued softness in demand as a result of challenging market conditions, particularly in the aerospace and energy markets.

Operating income for the PEP segment was $20.2 million or 8.7 percent of net sales (8.8 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2013, compared with $24.9 million or 9.5 percent of net sales (9.6 percent of net sales excluding surcharge revenue) in the same period a year ago.  The results reflect the impacts of lower sales levels and higher operating costs in the current period as compared with a year ago.

Liquidity and Financial Condition

During the six months ended December 31, 2013, we generated cash flows from operations of $71.0 million, as compared with $2.2 million in the same period a year ago.  Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $160.3 million as compared to negative $154.2 million for the same period a year ago. In the first half of our fiscal year, we generally see an increase in working capital. In the second quarter of fiscal year 2014, we managed our net working capital more aggressively and as a result, we generated higher cash flows from operations as compared to the same period a year ago.  In addition, pension contributions were $3.1 million for the six months ended December 31, 2013 as compared to $57.9 million in the same period a year ago as a result of a substantial discretionary contribution during fiscal year 2013.  These positive impacts were offset by significantly higher capital spending largely related to the Limestone County, Alabama facility construction in the six months ended December 31, 2013. Capital expenditures for plant, equipment and software were $212.4 million for the six months ended December 31, 2013, as compared with $136.9 million for the same period a year ago.

Dividends during the six months ended December 31, 2013 and 2012 were $19.2 million and $19.1 million, respectively and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $106.2 million as of December 31, 2013, together with cash generated from operations and available borrowing capacity of approximately $491.8 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.  From time to time during the quarter ended December 31, 2013 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to December 31, 2013. The weighted average daily borrowing under the Credit Agreement during the quarter ended December 31, 2013 was approximately $1.0 million with daily outstanding borrowings ranging from $0.0 million to $21.0 million during the period.

During the six months ended December 31, 2013, we made $3.1 million in cash contributions to our pension plans, and expect to make approximately $3.2 million of cash contributions to the pension plans for the remainder of fiscal year 2014.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500.0 million and expires in June 2018.  As of December 31, 2013, we had $8.2 million of issued letters of credit under the Credit Agreement.  The balance of the Credit Agreement ($491.8 million) remains available to us.  As of December 31, 2013, we had total liquidity of approximately $598.0 million.  We also evaluate liquidity needs for alternative uses including funding external growth opportunities and pension plan contributions as well as funding consistent dividend payments to stockholders.

As of December 31, 2013, we had cash and cash equivalents of approximately $73 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.  We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of December 31, 2013). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of December 31, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of December 31, 2013:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	20.75 to 1.00
Consolidated debt to capital	55% (maximum)	31%

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended
	December 31,
($ in millions)	2013	2012

Net cash provided from operating activities	$71.0	$2.2
Purchases of property, equipment, and software	(212.4)	(136.9)
Proceeds from disposals of property and equipment	0.3	0.1
Purchase of subsidiary shares from noncontrolling interest	-	(8.4)
Proceeds from sale of equity method investment	-	7.9
Dividends paid	(19.2)	(19.1)
Free cash flow	$(160.3)	$(154.2)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the six months ended December 31, 2013, we increased the liability for a company-owned former operating site by $0.1 million.  The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at December 31, 2013 and June 30, 2013 were $14.9 million and $14.8 million, respectively.

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

Other

We are defending various routine claims and legal actions that are incidental to our business, and that are common to our operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues.  Like many other manufacturing companies in recent years we, from time to time, have been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable.  The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total liability from these matters will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2013 Form 10-K Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in our 2013 Form 10-K.  They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical and energy, or other influences on Carpenter’s business, such as new competitors, the consolidation of competitors, customers and suppliers, or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania, for which there may be limited alternatives if there are significant equipment failures or catastrophic events; and (14) Carpenter’s future success depends on the continued service and availability of key personnel, including members of the executive management team, management, metallurgists and other skilled personnel, and the loss of these key personnel could affect Carpenter’s ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2013, we had approximately $61.9 million of deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 77 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2013 is provided in Note 9 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.  Assuming either of the following occurred on December 31, 2013, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.  Controls and Procedures

(a)                               Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of December 31, 2013 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                              Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended December 31, 2013, provided however that 673 shares, at an average purchase price of $59.17, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6.  Exhibits

Exhibit No.	Description

31 (A)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Vice President and Chief Accounting Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act, as amended. (filed herewith)

32

Certification of Chief Executive Officer and Vice President and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: February 7, 2014	/s/ Tony R. Thene
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
101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.