Form 10-Q
period 2014-03-31
CARPENTER TECHNOLOGY CORP
filed 2014-05-02
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the issuer’s common stock as of April 23, 2014 was 53,091,832.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1.  Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	March 31,	June 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$85.3	$257.5
Accounts receivable, net	314.9	342.0
Inventories	722.4	659.2
Deferred income taxes	—	2.7
Other current assets	26.9	20.1
Total current assets	1,149.5	1,281.5
Property, plant and equipment, net	1,376.1	1,168.4
Goodwill	257.6	257.7
Other intangibles, net	84.5	95.0
Other assets	97.0	80.3
Total assets	$2,964.7	$2,882.9

LIABILITIES
Current liabilities:
Accounts payable	$237.5	$252.7
Accrued liabilities	138.2	168.5
Deferred income taxes	16.0	—
Total current liabilities	391.7	421.2
Long-term debt, net of current portion	604.3	604.2
Accrued pension liabilities	257.9	246.9
Accrued postretirement benefits	148.9	151.2
Deferred income taxes	79.2	73.3
Other liabilities	57.4	83.0
Total liabilities	1,539.4	1,579.8

Contingencies and commitments (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,152,306 shares at March 31, 2014 and 54,925,335 shares at June 30, 2013; outstanding 53,088,641 shares at March 31, 2014 and 52,773,060 shares at June 30, 2013	275.8	274.6
Capital in excess of par value	263.4	254.4
Reinvested earnings	1,283.2	1,217.3
Common stock in treasury (2,063,665 shares and 2,152,275 shares at March 31, 2014 and June 30, 2013, respectively), at cost	(103.1)	(107.5)
Accumulated other comprehensive loss	(294.0)	(335.7)
Total equity	1,425.3	1,303.1
Total liabilities and equity	$2,964.7	$2,882.9

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

 (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

NET SALES	$566.3	$581.4	$1,568.4	$1,659.9
Cost of sales	471.8	480.4	1,275.2	1,346.9
Gross profit	94.5	101.0	293.2	313.0

Selling, general and administrative expenses	45.0	48.0	140.4	145.7
Operating income	49.5	53.0	152.8	167.3

Interest expense	(2.7)	(5.0)	(10.8)	(14.7)
Other (expense) income, net	(0.6)	1.2	0.1	5.2

Income before income taxes	46.2	49.2	142.1	157.8
Income tax expense	15.6	16.3	47.4	52.2

Net income	30.6	32.9	94.7	105.6

Less: Net income attributable to noncontrolling interest	—	—	—	(0.5)

NET INCOME ATTRIBUTABLE TO CARPENTER	$30.6	$32.9	$94.7	$105.1

EARNINGS PER COMMON SHARE:
Basic	$0.57	$0.62	$1.77	$1.98
Diluted	$0.57	$0.62	$1.76	$1.97

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53.3	52.9	53.2	52.9
Diluted	53.7	53.2	53.6	53.1

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in millions)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income	$30.6	$32.9	$94.7	$105.6
Other comprehensive income, net of tax
Pension and post-retirement benefits, net of tax of $(2.2), $(2.5), $(6.4) and $(7.7), respectively	3.7	4.4	11.2	13.2
Net gain on derivative instruments, net of tax of $(12.3), $(1.1), $(15.9) and $(4.6), respectively	20.5	1.8	26.5	7.7
Unrealized gain on marketable securities, net of tax of $0.0, $(0.2), $0.0 and $(0.2), respectively	—	0.2	0.1	0.3
Foreign currency translation	(1.0)	(1.7)	3.9	4.1
Other comprehensive income	23.2	4.7	41.7	25.3
Comprehensive income	53.8	37.6	136.4	130.9
Less: Comprehensive income attributable to the noncontrolling interest	—	—	—	(0.7)
Comprehensive income attributable to Carpenter	$53.8	$37.6	$136.4	$130.2

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Nine Months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES
Net income	$94.7	$105.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	80.9	77.1
Deferred income taxes	2.0	37.3
Net pension expense	43.0	51.7
Net loss on disposal of property and equipment	0.5	1.0
Changes in working capital and other:
Accounts receivable	30.0	0.7
Inventories	(60.6)	(41.7)
Other current assets	(6.4)	(32.6)
Accounts payable	0.5	(32.9)
Accrued liabilities	(31.4)	(8.5)
Pension plan contributions	(4.6)	(143.3)
Other, net	(4.6)	(5.1)
Net cash provided from operating activities	144.0	9.3
INVESTING ACTIVITIES
Purchases of property, equipment and software	(298.2)	(201.1)
Proceeds from disposals of property and equipment	0.3	0.4
Proceeds from sale of equity method investment	—	7.9
Net cash used for investing activities	(297.9)	(192.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of discounts and offering costs	—	297.0
Dividends paid	(28.8)	(28.7)
Purchase of subsidiary shares from noncontrolling interest	—	(8.4)
Tax benefits on share-based compensation	2.2	3.7
Proceeds from stock options exercised	6.8	2.3
Net cash (used for) provided from financing activities	(19.8)	265.9
Effect of exchange rate changes on cash and cash equivalents	1.5	1.3

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(172.2)	83.7
Cash and cash equivalents at beginning of period	257.5	211.0
Cash and cash equivalents at end of period	$85.3	$294.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$41.2	$52.7

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

 ($ in millions, except per share data)

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss (Gain)	Interest	Equity

Balances at June 30, 2013	$274.6	$254.4	$1,217.3	$(107.5)	$(335.7)	$—	$1,303.1
Net income			94.7				94.7
Pension and post-retirement benefits, net of tax					11.2		11.2
Net gain on derivative instruments, net of tax					26.5		26.5
Unrealized gain on marketable securities, net of taxes					0.1		0.1
Foreign currency translation					3.9		3.9
Cash Dividends:
Common @ $0.54 per share			(28.8)				(28.8)
Share-based compensation plans		1.2		4.4			5.6
Stock options exercised	1.2	5.6					6.8
Tax windfall on share-based compensation		2.2					2.2
Balances at March 31, 2014	$275.8	$263.4	$1,283.2	$(103.1)	$(294.0)	$—	$1,425.3

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling	Total
	Of $5	Par Value	Earnings	Treasury	Loss (Gain)	Interest	Equity

Balances at June 30, 2012	$274.0	$252.7	$1,109.6	$(120.0)	$(412.5)	$9.3	$1,113.1
Net income			105.1			0.5	105.6
Pension and post-retirement benefits, net of tax					13.2		13.2
Net gain on derivative instruments, net of tax					7.7		7.7
Purchase of subsidiary shares from noncontrolling interest		1.6				(10.0)	(8.4)
Unrealized gain on marketable securities, net of taxes					0.3		0.3
Foreign currency translation					3.9	0.2	4.1
Cash Dividends:
Common @ $0.54 per share			(28.7)				(28.7)
Share-based compensation plans		(4.6)		9.7			5.1
Stock options exercised	0.6	1.7					2.3
Tax windfall on share-based compensation		3.7					3.7
Balances at March 31, 2013	$274.6	$255.1	$1,186.0	$(110.3)	$(387.4)	$—	$1,218.0

See accompanying notes to consolidated financial statements

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2013 (the “2013 Form 10-K”). Operating results for the three months and nine months ended March 31, 2014 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior year periods have been reclassified to conform to the fiscal year 2014 presentation.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.                                      Revision to Statement of Cash Flows

During the third quarter of fiscal year 2014, the Company identified an error in the classification of amounts reported in previously reported Statements of Cash Flows. The classification error is related to the reporting of purchases of property, equipment and software that should be adjusted for amounts not yet paid in cash as of the balance sheet date, which were incorrectly reflected as cash used in investing activities and cash provided from operating activities. The Company assessed the materiality of this classification error and determined that the classification error is not material to any previously reported financial statements. The revision of prior reported amounts has no impact on the reported change in cash and cash equivalents or amounts reported in the consolidated balance sheets, statements of income, statements of comprehensive income or statements of changes in equity. The effects of the revisions to the Statement of Cash Flows for the nine months ended March 31, 2013 are presented in the following table:

($ in millions)	As Reported	Revision Impact	As Revised
Net cash provided from operating activities	$31.7	$(22.4)	$9.3
Net cash used for investing activities	(215.2)	22.4	(192.8)
Net cash provided from financing activities	265.9	—	265.9
Effect of exchange rate changes on cash and cash equivalents	1.3	—	1.3
Increase in cash and cash equivalents	$83.7	$—	$83.7

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

The calculations of basic and diluted earnings per common share for the three months and nine months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions, except per share data)	2014	2013	2014	2013

Net income attributable to Carpenter	$30.6	$32.9	$94.7	$105.1
Less: earnings and dividends allocated to participating securities	(0.1)	(0.2)	(0.3)	(0.6)
Earnings available to Carpenter common stockholders used in calculation of basic earnings per share	$30.5	$32.7	$94.4	$104.5

Weighted average number of common shares outstanding, basic	53.3	52.9	53.2	52.9

Basic earnings per common share	$0.57	$0.62	$1.77	$1.98

Net income attributable to Carpenter	$30.6	$32.9	$94.7	$105.1
Less: earnings and dividends allocated to participating securities	(0.1)	(0.2)	(0.3)	(0.6)
Earnings available to Carpenter common stockholders used in calculation of diluted earnings per share	$30.5	$32.7	$94.4	$104.5

Weighted average number of common shares outstanding, basic	53.3	52.9	53.2	52.9
Effect of shares issuable under share based compensation plans	0.4	0.3	0.4	0.2

Weighted average number of common shares outstanding, diluted	53.7	53.2	53.6	53.1

Diluted earnings per common share	$0.57	$0.62	$1.76	$1.97

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in millions)	2014	2013	2014	2013
Stock options	0.1	0.2	0.1	0.3

4.                                      Marketable Securities

The fair value of the Company’s marketable securities was based on estimates of fair value as of March 31, 2014 and June 30, 2013. The following is a summary of marketable securities, all of which were classified as available-for-sale as of March 31, 2014 and June 30, 2013:

March 31, 2014 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value
Non-current
Municipal auction rate securities	$5.9	$(0.4)	$5.5

June 30, 2013 ($ in millions)	Cost	Unrealized Losses	Estimated Fair Value
Non-current
Municipal auction rate securities	$5.9	$(0.5)	$5.4

For the nine months ended March 31, 2014 and 2013, proceeds from sales and maturities of marketable securities were $0.0 million.

5.                                      Inventories

Inventories consisted of the following components as of March 31, 2014 and June 30, 2013:

	March 31,	June 30,
($ in millions)	2014	2013
Raw materials and supplies	$126.4	$111.6
Work in process	401.1	325.9
Finished and purchased products	194.9	221.7
Total inventory	$722.4	$659.2

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.                                      Goodwill

The Company conducted its annual impairment review as of February 28, 2014 for the reporting units associated with the Latrobe acquisition in February 2012. As a result of the impairment review, the Company has determined that there was no goodwill impairment. Based on the impairment testing performed as of February 28, 2014 the excess of fair value over carrying value amounted to less than 5 percent for one of the Company’s reporting units, Latrobe Manufacturing, a component of the Specialty Alloys Operations (“SAO”) segment. At March 31, 2014 the Company had $195.5 million of goodwill related to Latrobe Manufacturing.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2014 were as follows:

($ in millions)	June 30, 2013	Impact of Foreign Exchange	March 31, 2014

Goodwill	$292.4	$(0.1)	$292.3
Accumulated impairment losses	(34.7)	—	(34.7)
Total goodwill	$257.7	$(0.1)	$257.6

Specialty Alloys Operations	$195.5	$—	$195.5
Performance Engineered Products	62.2	(0.1)	62.1
Total goodwill	$257.7	$(0.1)	$257.6

7.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2014 and June 30, 2013:

	March 31,	June 30,
($ in millions)	2014	2013
Accrued compensation	$42.7	$49.4
Accrued postretirement benefits	15.5	15.4
Derivative financial instruments	15.4	29.1
Accrued interest expense	11.2	11.2
Accrued pension liabilities	11.2	9.7
Other	42.2	53.7
Total accrued liabilities	$138.2	$168.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.                                      Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months and nine months ended March 31, 2014 and 2013 were as follows:

			Other Postretirement
Three months ended March 31,	Pension Plans		Plans
($ in millions)	2014	2013	2014	2013
Service cost	$8.0	$8.3	$1.0	$1.1
Interest cost	14.3	13.3	3.1	3.0
Expected return on plan assets	(15.7)	(13.7)	(1.6)	(1.6)
Amortization of net loss	5.5	7.0	0.3	0.8
Amortization of prior service cost (benefit)	0.1	0.2	—	(1.0)
	$12.2	$15.1	$2.8	$2.3

			Other Postretirement
Nine months ended March 31,	Pension Plans		Plans
($ in millions)	2014	2013	2014	2013
Service cost	$24.2	$24.4	$3.0	$3.3
Interest cost	43.0	39.8	9.3	9.1
Expected return on plan assets	(47.1)	(41.1)	(4.8)	(4.8)
Amortization of net loss	16.3	21.0	0.9	2.4
Amortization of prior service cost (benefit)	0.4	0.6	—	(3.0)
	$36.8	$44.7	$8.4	$7.0

Historically, the Company capitalized in inventory only the service cost portion of periodic benefit costs associated with manufacturing employees.  During the quarter ended December 31, 2013, the Company began to capitalize the portion of periodic benefit costs related to the interest cost, expected return on assets and amortization of actuarial net loss and prior service cost (benefit), which the Company refers to as pension earnings, interest and deferrals (“pension EID”) expense, related to current manufacturing employees in inventory. The impact of this change resulted in an increase in the amount of capitalized periodic benefit costs of $2.2 million during the nine months ended March 31, 2014. This change did not have a material impact on any previously reported amounts.

During the nine months ended March 31, 2014 and 2013, the Company made $4.6 million and $143.3 million, respectively, of contributions to its defined benefit pension plans.  The Company currently expects to make approximately $1.7 million of contributions to its defined benefit pension plans during the remainder of fiscal year 2014.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.                                      Debt

The Company has a $500 million syndicated credit agreement (“Credit Agreement”) that extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of March 31, 2014), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of March 31, 2014). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.15% as of March 31, 2014), determined based upon the Debt Rating, of the unused portion of the $500 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of March 31, 2014), with respect to letters-of-credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2014, the Company had $8.2 million of issued letters of credit under the Credit Agreement, with the balance of $491.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2014 and June 30, 2013, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of March 31, 2014 and June 30, 2013 consisted of the following:

	March 31,	June 30,
($ in millions)	2014	2013
Medium-term notes, Series B at 6.74% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at March 31, 2014 and June 30, 2013)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at March 31, 2014 and June 30, 2013)	249.7	249.7
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at March 31, 2014 and June 30, 2013)	299.6	299.5
Total	604.3	604.2
Less amounts due within one year	—	—
Long-term debt, net of current portion	$604.3	$604.2

For the three months ended March 31, 2014 and 2013, interest costs totaled $8.1 million and $7.0 million, respectively, of which $5.4 million and $2.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.  For the nine months ended March 31, 2014 and 2013, interest costs totaled $24.1 million and $19.0 million, respectively, of which $13.3 million and $4.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.                               Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the nine months ended March 31, 2014, we increased the liability for a company-owned former operating site by $0.2 million.  The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2014 and June 30, 2013 were $15.0 million and $14.8 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.                               Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value. Level 1 refers to quoted prices in active markets for identical assets or liabilities. Level 2 refers to observable inputs other than quoted prices included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3 refers to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Currently, the Company does not use Level 1 and 3 inputs. The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

March 31, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.5
Derivative financial instruments	4.1
Total assets	$9.6

Liabilities:
Derivative financial instruments	$34.4

June 30, 2013	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.4
Derivative financial instruments	0.9
Total assets	$6.3

Liabilities:
Derivative financial instruments	$73.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique.  The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third-party leading financial news and data providers.  Though based on observable data, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, these instruments are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 13.

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

The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2014		June 30, 2013
	Carrying	Fair	Carrying	Fair
($ in millions)	Value	Value	Value	Value
Long-term debt, including current portion	$604.3	$626.6	$604.2	$602.8
Company-owned life insurance	$15.3	$15.3	$13.6	$13.6

The carrying amount for Company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying Consolidated Balance Sheets.

The fair values of long-term debt as of March 31, 2014 and June 30, 2013 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

12.                               Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2014	2013	2014	2013
Unrealized gains on company owned life insurance contracts and investments held in rabbi trusts	$0.1	$0.9	$1.6	$3.3
Equity in earnings of unconsolidated subsidiaries	—	0.1	0.4	1.4
Foreign exchange	(0.8)	0.2	(2.0)	0.1
Other income	0.1	—	0.1	0.4
Total other (expense) income, net	$(0.6)	$1.2	$0.1	$5.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.                               Derivatives and Hedging Activities

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2014, the Company had forward contracts to purchase 32.9 million pounds of certain raw materials with settlement dates through June 2019.

Cash Flow Hedging — Forward interest rate swaps: From time to time, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. In connection with the issuance of the $300.0 million of fixed rate notes during the third quarter of fiscal year 2013, all outstanding forward interest rate swaps were settled resulting in a gain of $2.7 million that has been recognized in AOCI. This gain will be amortized as a reduction to interest expense over the 10 year term of the notes.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly, are marked-to-market at each reporting date through charges to other income and expense.  As of March 31, 2014 and June 30, 2013, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedging - Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the Consolidated Statements of Income. As of March 31, 2014, the Company has no outstanding interest rate swaps, as all previous interest rate swaps have settled or been terminated.  For the three months ended March 31, 2014 and 2013, net gains of $0.0 million and $0.4 million, respectively, were recorded as a reduction to interest expense.  For the nine months ended March 31, 2014 and 2013, net gains of $0.0 million and $1.2 million, respectively, were recorded as a reduction to interest expense.  These amounts represent the impact of previously terminated swaps which were being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2014 and June 30, 2013:

March 31, 2014 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$3.9	$4.1
Total asset derivatives	$0.2	$3.9	$4.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.6	$14.8	$15.4
Other liabilities	0.1	18.9	19.0
Total liability derivatives	$0.7	$33.7	$34.4

June 30, 2013 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$—	$0.9
Total asset derivatives	$0.9	$—	$0.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.4	$28.7	$29.1
Other liabilities	—	44.0	44.0
Total liability derivatives	$0.4	$72.7	$73.1

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months and nine months ended March 31, 2014 and 2013:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$27.5	$(4.0)	$23.0	$(10.6)
Foreign exchange contracts	(0.3)	0.6	(1.0)	1.2
Forward interest rate swaps	—	3.6	—	2.7
Total	$27.2	$0.2	$22.0	$(6.7)

		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Recognized in Income (Ineffective Portion)
($ in millions)	Location of (Loss) Gain	Three Months Ended		Three Months Ended
Derivatives in Cash Flow	Reclassified from AOCI into	March 31,		March 31,
Hedging Relationship	Income	2014	2013	2014	2013
Commodity contracts	Cost of sales	$(5.4)	$(3.0)	$0.2	$—
Foreign exchange contracts	Net sales	(0.3)	0.1	—	—
Forward interest rate swaps	Interest expense	0.1	—	—	—
Total		$(5.6)	$(2.9)	$0.2	$—

		Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Loss Recognized in Income (Ineffective Portion)
($ in millions)	Location of (Loss) Gain	Nine Months Ended		Nine Months Ended
Derivatives in Cash Flow	Reclassified from AOCI into	March 31,		March 31,
Hedging Relationship	Income	2014	2013	2014	2013
Commodity contracts	Cost of sales	$(19.9)	$(19.1)	$(0.1)	$—
Foreign exchange contracts	Net sales	(0.8)	(0.1)	—	—
Forward interest rate swaps	Interest expense	0.3	0.1	—	—
Total		$(20.4)	$(19.1)	$(0.1)	$—

The Company estimates that $7.1 million of net derivative losses included in AOCI as of March 31, 2014 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended March 31, 2014.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in AOCI associated with derivative hedging activities during the three months and nine months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2014	2013	2014	2013
Balance, beginning	$(35.5)	$(26.9)	$(41.5)	$(32.8)
Current period changes in fair value, net of tax	17.0	0.1	13.7	(4.2)
Reclassification to earnings, net of tax	3.5	1.8	12.8	12.0
Balance, ending	$(15.0)	$(25.0)	$(15.0)	$(25.0)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract.  As of March 31, 2014 and June 30, 2013, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended March 31, 2014 was $15.6 million, or 33.8 percent of pre-tax income as compared with $16.3 million, or 33.1 percent of pre-tax income for the three months ended March 31, 2013.  Income tax expense for the nine months ended March 31, 2014 was $47.4 million, or 33.4 percent of pre-tax income as compared with $52.2 million, or 33.1 percent of pre-tax income for the nine months ended March 31, 2013. The tax rates for the current year are lower than the statutory rate of 35 percent, primarily due to the benefits associated with the domestic manufacturing deduction.  The prior year included tax benefits of $1.7 million related to the retroactive extension of the research and development credit and bonus depreciation.  In addition the prior period tax provision included $2.9 million of unfavorable impacts associated with discretionary pension contributions.  The tax rates for the prior year periods were lower than the statutory rate of 35 percent, primarily due domestic manufacturing benefits and the research and development credit.

15.                               Superalloy Powders Technical Assistance and Powder Supply Agreements

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

According to the terms of the technology licensing agreement, the Company agreed to pay a $13.0 million up-front license fee, which is payable in equal quarterly installments beginning on December 15, 2013. In December 2013 and March 2014, the Company made the first and second payments of $3.3 million.  As of March 31, 2014, $13.0 million and $6.5 million of the upfront license fee are included in other assets and accrued liabilities, respectively.

16.                               Dissolution of Strategic Partnership

In November 2012, the Company dissolved its strategic partnership with Sandvik Materials Technology (“Sandvik”).  Prior to the dissolution of the strategic partnership, the Company owned a 40 percent interest in Sandvik Powdermet AB, which the Company accounted for as an equity method investment. In addition, Sandvik owned a 40 percent interest in Carpenter Powder Products AB which has historically been reported as a noncontrolling interest. Under the terms of the dissolution agreement, the Company received $7.9 million of proceeds from the sale of its investment in Sandvik Powdermet AB and paid $8.4 million to repurchase the shares of Carpenter Products AB from Sandvik.  During the quarter ended December 31, 2012, the dissolution resulted in a $1.9 million gain related to the sale of the investment in Sandvik Powdermet. No gain or loss was recognized related to the repurchase of the Carpenter Powder Products AB shares.

17.                               Business Segments

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

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading and Latrobe and surrounding areas in Pennsylvania, South Carolina and the new premium products manufacturing facility in Limestone County, Alabama. The combined assets of the SAO operations are being managed in an integrated manner to optimize efficiency and profitability across the total system.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also, excluded are items that management considers not representative of ongoing operations, such as restructuring related charges, transaction costs associated with acquisitions and other specifically-identified income or expense items.

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

On a consolidated basis, there were no significant individual customers that accounted for more than 10 percent of the total net sales during the three months or nine months ended March 31, 2014 and 2013, respectively.

The historical segment information for the three months and nine months ended March 31, 2013, which is set forth below, was recast to conform to the fiscal year 2014 presentation.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
Segment Data	March 31,		March 31,
($ in millions)	2014	2013	2014	2013
Net Sales:
Specialty Alloys Operations	$452.0	$471.0	$1,254.5	$1,330.4
Performance Engineered Products	130.1	125.6	362.3	387.1
Intersegment	(15.8)	(15.2)	(48.4)	(57.6)
Consolidated net sales	$566.3	$581.4	$1,568.4	$1,659.9

Operating Income:
Specialty Alloys Operations	$51.6	$59.6	$169.7	$188.1
Performance Engineered Products	13.1	11.4	33.3	36.3
Corporate costs	(9.5)	(10.3)	(33.7)	(31.3)
Pension earnings, interest & deferrals	(6.0)	(8.0)	(15.8)	(23.9)
Intersegment	0.3	0.3	(0.7)	(1.9)
Consolidated operating income	$49.5	$53.0	$152.8	$167.3

Depreciation and Amortization:
Specialty Alloys Operations	$19.8	$21.3	$56.1	$56.1
Performance Engineered Products	5.9	5.8	17.5	16.2
Corporate	1.4	1.5	4.3	4.5
Intersegment	0.4	(2.5)	3.0	0.3
Consolidated depreciation and amortization	$27.5	$26.1	$80.9	$77.1

Capital Expenditures:
Specialty Alloys Operations	$89.3	$78.0	$279.1	$179.9
Performance Engineered Products	4.3	5.2	16.4	18.4
Corporate	0.3	0.9	3.4	4.2
Intersegment	(0.3)	(0.5)	(0.7)	(1.4)
Consolidated capital expenditures	$93.6	$83.6	$298.2	$201.1

	March 31, 2014	June 30, 2013
Total Assets:
Specialty Alloys Operations	$2,408.6	$2,192.7
Performance Engineered Products	497.3	498.5
Corporate	101.3	233.7
Intersegment	(42.5)	(42.0)
Consolidated total assets	$2,964.7	$2,882.9

18.                               Recent Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The guidance in ASU 2013-02 requires entities to present separately, among other items, the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. ASU 2013-02 was effective for the Company beginning in the first quarter of fiscal year 2014.  The Company adopted ASU 2013-02 effective July 1, 2013 and provided the additional disclosure required by the guidance in Note 19, below.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The guidance in ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.  The guidance is ASU 2014-08 is required for annual periods beginning on or after December 15, 2014, and interim periods within those years.  The Company is evaluating the impact of the adoption of ASU 2014-08 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements.

19.          Reclassifications from Accumulated Other Comprehensive Income (AOCI)

The changes in AOCI by component, net of tax, for the three months and nine months ended March 31, 2014 were as follows:

			Unrealized gains
		Pension and other	and losses on	Foreign
	Cash flow	postretirement benefit	available-for-sale	currency
($ in millions) (a)	hedging items	plan items	securities	items	Total

Balance at December 31, 2013	$(35.5)	$(266.1)	$(0.3)	$(15.3)	$(317.2)
Other comprehensive (loss) income before reclassifications	17.0	—	—	(1.0)	16.0
Amounts reclassified from AOCI (b)	3.5	3.7	—	—	7.2

Net current-period other comprehensive income	20.5	3.7	—	(1.0)	23.2

Balances at March 31, 2014	$(15.0)	$(262.4)	$(0.3)	$(16.3)	$(294.0)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Unrealized gains
		Pension and other	and losses on	Foreign
	Cash flow	postretirement benefit	available-for-sale	currency
($ in millions) (a)	hedging items	plan items	securities	items	Total

Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive (loss) income before reclassifications	13.7	—	0.1	3.9	17.7
Amounts reclassified from AOCI (b)	12.8	11.2	—	—	24.0

Net current-period other comprehensive income	26.5	11.2	0.1	3.9	41.7

Balance at March 31, 2014	$(15.0)	$(262.4)	$(0.3)	$(16.3)	$(294.0)

(a)           All amounts are net of tax. Amounts in parentheses indicate debits.

(b)           See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the three months and nine months ended March 31, 2014:

		Amount Reclassified from AOCI
($ in millions) (a)	Location of	Three Months Ended	Nine Months Ended
Details about AOCI Components	(loss) gain	March 31, 2014	March 31, 2014
Cash flow hedging items
Commodity contracts	Cost of sales	$(5.4)	$(19.9)
Foreign exchange contracts	Net sales	(0.3)	$(0.8)
Forward interest rate swaps	Interest expense	0.1	$0.3
	Total before tax	(5.6)	(20.4)
	Tax benefit	2.1	7.6
	Net of tax	$(3.5)	$(12.8)
Amortization of pension and other postretirement
benefit plan items
Net actuarial loss	(b)	$(5.8)	$(17.2)
Prior service cost	(b)	(0.1)	(0.4)
	Total before tax	(5.9)	(17.6)
	Tax benefit	2.2	6.4
	Net of tax	$(3.7)	$(11.2)

(a)                Amounts in parentheses indicate debits to income/loss.

(b)                These AOCI components are included in the computation of net periodic benefit cost (see Note 8 for additional details).

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

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions, divestitures and joint collaborations aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms of and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2013 Form 10-K.  Our discussions here focus on our results during or as of the three-month and nine-month periods ended March 31, 2014 and the comparable periods of fiscal year 2013, and, to the extent applicable, on material changes from information discussed in the 2013 Form 10-K or other important intervening developments or information that we have reported on Form 8-K.  These discussions should be read in conjunction with the 2013 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2014	2013	2014	2013
Pension plans	$12.2	$15.1	$36.8	$44.7
Other postretirement plans	2.8	2.3	8.4	7.0
Net periodic benefit costs	$15.0	$17.4	$45.2	$51.7

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees.  The following is a summary of the classification of net pension expense for the three months and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
($ in millions)	2014	2013	2014	2013
Cost of sales
Service cost	$7.1	$7.2	$21.2	$21.3
Pension earnings, interest and deferrals	4.1	5.7	10.1	17.2
	$11.2	$12.9	$31.3	$38.5

Selling, general and administrative expenses
Service cost	1.9	2.2	6.0	6.4
Pension earnings, interest and deferrals	1.9	2.3	5.7	6.8
	$3.8	$4.5	$11.7	$13.2

Net pension expense	$15.0	$17.4	$43.0	$51.7

Historically, we capitalized only the service cost component of net pension expense related to manufacturing employees. Beginning in the quarter ended December 31, 2013, we began to capitalize the portion of pension EID expense related to current manufacturing employees in inventory. The impact of this change resulted in a reduction of pension EID expense of $2.2 million during the quarter ended December 31, 2013. The tables above include the impact of making this change during the quarter ended December 31, 2013 and as such pension EID expense included in cost of sales was reduced by $2.2 million. We will continue to expense the portion of pension EID expense related to inactive manufacturing employees as period cost in cost of sales. For the three months and nine months ended March 31, 2014 and 2013, the amount of pension EID expense included in cost of sales related to inactive manufacturing employees was $2.4 million, $3.3 million, $7.1 million and $10.0 million, respectively. As of March 31, 2014 and June 30, 2013, amounts capitalized in gross inventory were $9.2 million and $8.7 million, respectively.

Operating Performance Overview

For the quarter ended March 31, 2014, we reported net income attributable to Carpenter of $30.6 million, or $0.57 per diluted share, compared with net income attributable to Carpenter for the same period a year earlier of $32.9 million, or $0.62 per diluted share. In our third quarter of fiscal year 2014 we made significant progress toward our short and long term objectives despite the earnings impact of $8.0 million additional expense as a result of difficult weather related conditions.  Excluding the $8.0 million of additional weather related expense, our operating margins would have increased by 120 basis points from our recent second quarter results demonstrating improving operational performance.

Results of Operations — Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Net Sales

Net sales for the three months ended March 31, 2014 were $566.3 million, which was a 3 percent, decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 1 percent. Overall, pounds shipped were 8 percent higher than the third quarter a year ago.  Our end use markets experienced strong volume growth as compared to a year ago except for aerospace and defense which remained flat.  Demand for our ultra-premium products used in aerospace, energy and medical remains soft.  We have implemented pricing actions, sought out opportunities to fill in excess capacity with value-type products and have recently started to see what we believe is an uptick in demand for key ultra-premium products.

Geographically, sales outside the United States decreased 8 percent from the same period a year ago to $165.5 million for the three months ended March 31, 2014.  The decrease reflects softness in sales to Middle East, Europe and Asia. Total international sales represented 29 percent of total net sales in this quarter and 31 percent in prior year quarter.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for net sales by end-use markets:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Aerospace and defense	$255.3	$273.9	$(18.6)	(7)%
Industrial and consumer	122.6	124.9	(2.3)	(2)
Energy	84.1	82.9	1.2	1
Transportation	38.2	36.9	1.3	4
Medical	30.4	27.6	2.8	10
Distribution	35.7	35.2	0.5	1
Total net sales	$566.3	$581.4	$(15.1)	(3)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Aerospace and defense	$202.5	$214.7	$(12.2)	(6)%
Industrial and consumer	98.0	97.1	0.9	1
Energy	72.5	71.0	1.5	2
Transportation	30.6	28.4	2.2	8
Medical	28.2	25.3	2.9	11
Distribution	35.4	34.7	0.7	2
Total net sales	$467.2	$471.2	$(4.0)	(1)%

Sales to the aerospace and defense market decreased 7 percent from the third quarter a year ago to $255.3 million. Excluding surcharge revenue, sales decreased 6 percent from the third quarter a year ago on flat shipment volume.  The results reflect an unfavorable shift in product mix.  Demand for structural components and fasteners increased which was offset by demand weakness for our ultra-premium fastener and engine materials.

Industrial and consumer market sales decreased 2 percent from the third quarter a year ago to $122.6 million. Excluding surcharge revenue, sales increased 1 percent on a 14 percent increase in shipment volume. The results reflect the unfavorable mix impacts of continued strong demand for value-type materials used in bridge infrastructure projects and plant and equipment applications.

Sales to the energy market of $84.1 million reflected a 1 percent increase from the third quarter a year ago. Excluding surcharge revenue, sales increased 2 percent from a year ago on higher shipment volume of 10 percent.  The results reflect the unfavorable mix impacts of an increase in power generation sector sales albeit from a cyclically low base offset by a decrease in sales to the oil and gas sector.  The directional rig count is improving and grew 5 percent compared to the third quarter a year ago.

Transportation market sales increased 4 percent from the third quarter a year ago to $38.2 million. Excluding surcharge revenue, sales increased 8 percent on 15 percent higher shipment volume from the third quarter a year ago.  The continued growth in volume is attributable to increased sales of lightweight automobiles in North America and premium materials used in the next generation fuel delivery systems.

Sales to the medical market increased 10 percent from a year ago to $30.4 million. Excluding surcharge revenue, sales increased 11 percent on 19 percent higher shipment.  The increase is attributable to the stabilizing demand for orthopedic and surgical devices and increased distributor demand for titanium materials.

Distribution sales increased 1 percent from the third quarter a year ago to $35.7 million. Excluding surcharge revenue, sales increased 2 percent from the third quarter a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$237.9	$254.2	$(16.3)	(6)%
Stainless steels	167.7	164.8	2.9	2
Alloy and Tool steel	64.3	67.0	(2.7)	(4)
Titanium products	42.9	36.3	6.6	18
Powder metals	11.3	15.5	(4.2)	(27)
Distribution and other	42.2	43.6	(1.4)	(3)
Total net sales	$566.3	$581.4	$(15.1)	(3)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$175.0	$182.6	$(7.6)	(4)%
Stainless steels	143.1	139.6	3.5	3
Alloy and Tool steel	53.3	55.6	(2.3)	(4)
Titanium products	42.9	36.3	6.6	18
Powder metals	11.3	14.4	(3.1)	(22)
Distribution and other	41.6	42.7	(1.1)	(3)
Total net sales excluding surcharge revenues	$467.2	$471.2	$(4.0)	(1)%

Sales of special alloys products decreased 6 percent from a year ago at $237.9 million. Excluding surcharge revenues, sales decreased 4 percent on a 2 percent increase in shipment volume. The results reflect an unfavorable shift in product mix due to lower demand for Aerospace engine and fastener materials as compared to the year ago period.

Sales of stainless steels increased 2 percent from a year ago to $167.7 million. Excluding surcharge revenues, sales increased 3 percent on 16 percent higher shipment volume.  The results reflect increased volumes in transportation and industrial and consumer markets combined with an unfavorable shift in product mix compared to the same quarter a year ago.

Sales of alloy and tool steels decreased 4 percent from a year ago to $64.3 million. Excluding surcharge revenues, sales decreased 4 percent on 2 percent higher shipment volumes.

Sales of titanium products increased 18 percent from a year ago to $42.9 million on 25 percent higher volume.

Sales of powder metals decreased 27 percent from a year ago to $11.3 million on a 22 percent decrease in shipment volume. The results reflect continued softness in powder sales.

Gross Profit

Our gross profit in the third quarter decreased 6 percent to $94.5 million, or 16.7 percent of net sales (20.2 percent of net sales excluding surcharges), as compared with $101.0 million, or 17.4 percent of net sales (21.4 percent of net sales excluding surcharges), in the same quarter a year ago.  The results reflect the impact of $8.0 million additional weather related expenses.  The additional weather related costs were a result of severe weather in the Northeast United States, where the majority of our operations are centered.  We also experienced weaker sales mix resulting from lower volumes of our ultra-premium products which was offset by lower manufacturing costs as compared with the same period a year ago.

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

	Three Months Ended
	March 31,
($ in millions)	2014	2013
Net sales	$566.3	$581.4
Less: surcharge revenue	99.1	110.2
Net sales excluding surcharges	$467.2	$471.2

Gross profit	$94.5	$101.0

Gross margin	16.7%	17.4%

Gross margin excluding dilutive effect of surcharges	20.2%	21.4%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $45.0 million were 7.9 percent of net sales (9.6 percent of net sales excluding surcharges) as compared with $48.0 million or 8.3 percent of net sales (10.2 percent of net sales excluding surcharges) in the same quarter a year ago.  The third quarter results a year ago reflected restructuring related costs of $1.7 million.  Our internal emphasis has been and remains to hold selling, general and administrative expenses flat versus prior year while absorbing the Athens ramp up costs.

Operating Income

Our operating income in the recent third quarter was $49.5 million as compared with $53.0 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 11.9 percent for the current quarter as compared with 12.9 percent a year ago.  The results reflected the impact of the $8.0 million additional weather related expenses.

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

	Three Months Ended
	March 31,
($ in millions)	2014	2013
Net sales	$566.3	$581.4
Less: surcharge revenue	99.1	110.2
Net sales excluding surcharges	$467.2	$471.2

Operating income	$49.5	$53.0
Add back: Pension EID expense	6.0	8.0
Operating income excluding pension EID expense	$55.5	$61.0

Operating margin	8.7%	9.1%

Operating margin excluding surcharges and pension EID expense	11.9%	12.9%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted our operating margin, excluding surcharges, by 20 basis points during the recent third quarter and negatively impacted our operating margin, excluding surcharges, by 70 basis points during the prior year’s third quarter.

Interest Expense

Interest expense for the quarter was $2.7 million compared with $5.0 million in the third quarter a year ago.  The current quarter included $5.4 million of capitalized interest in connection with the increased spending attributable to the construction project at our Alabama manufacturing plant compared to $2.0 million in the same quarter a year ago.

Other (Expense) Income, Net

Other expense was $0.6 million for the recent quarter compared to other income of $1.2 million in the third quarter a year ago.  The results reflect negative impacts of foreign exchange and negative impacts in the funding mechanisms for certain non-qualified retirement plans for the current period compared to the same period last year.

Income Taxes

Income taxes in the recent third quarter were $15.6 million, or 33.8 percent of pre-tax income versus $16.3 million, or 33.1 percent of pre-tax income in the same quarter a year ago. The prior year included tax benefits of $1.7 million related to the retroactive extension of the research and development credit and bonus depreciation.  In addition the prior period, income taxes included $2.9 million of unfavorable impacts associated with discretionary pension contributions.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended			%
	March 31,		Increase	Increase
(Pounds sold, in thousands)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	74,836	69,028	5,808	8%
Performance Engineered Products	3,108	3,338	(230)	(7)
Intersegment	(364)	(598)	234	39
Consolidated pounds sold	77,580	71,768	5,812	8%

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$452.0	$471.0	$(19.0)	(4)%
Performance Engineered Products	130.1	125.6	4.5	4
Intersegment	(15.8)	(15.2)	(0.6)	(4)
Total net sales	$566.3	$581.4	$(15.1)	(3)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Three Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$351.4	$360.1	$(8.7)	(2)%
Performance Engineered Products	129.8	124.0	5.8	5
Intersegment	(14.0)	(12.9)	(1.1)	(9)
Total net sales excluding surcharge revenues	$467.2	$471.2	$(4.0)	(1)%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2014 for the SAO segment decreased 4 percent to $452.0 million, as compared with $471.0 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 2 percent on 8 percent higher shipment volume from a year ago. The decrease in sales combined with higher shipment volumes reflects an unfavorable shift in product mix.

Operating income for the SAO segment was $51.6 million or 11.4 percent of net sales (14.7 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $59.6 million or 12.7 percent of net sales (16.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects the impacts of weather related expenses and a weaker product mix compared to the same period a year ago.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2014 for the PEP segment increased 4 percent to $130.1 million, as compared with $125.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $129.8 million increased 5 percent from a year ago.  The results reflect increased demand for titanium aerospace fastener material, strong order activity through our distribution businesses and improved demand for down-hole drilling tools.

Operating income for the PEP segment was $13.1 million or 10.1 percent of net sales (10.1 percent of net sales excluding surcharge revenue) in the recent third quarter, compared with $11.4 million or 9.1 percent of net sales (9.2 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The results reflect the impacts of a better mix driven by increased rental revenue of drill collars and other down-hole tools and higher titanium sales particularly to the aerospace market.  In addition, operating income benefitted from higher production activity, increased tool rental revenue as well as the positive impacts of operational improvement initiatives.

Results of Operations — Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013

Net Sales

Net sales for the nine months ended March 31, 2014 were $1,568.4 million, which was a 6 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 4 percent. Overall, pounds shipped were 6 percent higher than the same period a year ago.  The results reflect growing demand from the transportation, industrial and consumer and medical markets slightly offset by the impact of supply chain destocking in the aerospace and energy markets which reduced demand for our premium and ultra-premium products.

Geographically, sales outside the United States decreased 9 percent from the same period a year ago to $455.5 million for the nine months ended March 31, 2014.  The decrease reflects softness in sales to Europe, Mexico and Asia. Total international sales for the nine months ended March 31, 2014 represented 29 percent of total net sales, compared with 30 percent in the prior year.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The table below includes comparative information for net sales by end-use markets:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Aerospace and defense	$709.6	$776.9	$(67.3)	(9)%
Industrial and consumer	344.1	350.5	(6.4)	(2)
Energy	224.3	239.7	(15.4)	(6)
Transportation	106.0	103.1	2.9	3
Medical	81.8	84.7	(2.9)	(3)
Distribution	102.6	105.0	(2.4)	(2)
Total net sales	$1,568.4	$1,659.9	$(91.5)	(6)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Aerospace and defense	$563.2	$604.4	$(41.2)	(7)%
Industrial and consumer	272.7	269.1	3.6	1
Energy	196.4	209.4	(13.0)	(6)
Transportation	84.5	78.8	5.7	7
Medical	75.5	77.3	(1.8)	(2)
Distribution	101.6	103.6	(2.0)	(2)
Total net sales excluding surcharge revenues	$1,293.9	$1,342.6	$(48.7)	(4)%

Sales to the aerospace and defense market decreased 9 percent from the same period a year ago to $709.6 million. Excluding surcharge revenue, sales decreased 7 percent from the same period a year ago on 1 percent lower shipment volume.  The results reflect an unfavorable shift in product mix.  Demand for structural components increased which was offset by weaker demand for our premium and ultra-premium products.

Industrial and consumer market sales decreased 2 percent from the same period a year ago to $344.1 million. Excluding surcharge revenue, sales increased 1 percent on a 13 percent increase in shipment volume. The results reflect an unfavorable shift in product mix including strong demand for lower value materials used in sporting goods, industrial valve and bridge infrastructure.

Sales to the energy market of $224.3 million reflected a 6 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 6 percent from a year ago on lower shipment volume of 8 percent.  The results reflect demand softness in the oil and gas.  In addition, the current period results reflect weak demand in the power generation sector, that we experienced in the first two quarters of fiscal year 2014.

Transportation market sales increased 3 percent from the same period a year ago to $106.0 million. Excluding surcharge revenue, sales increased 7 percent on 18 percent higher shipment volume from the same period a year ago.  The increase in volume is attributable to higher sales of automobiles in North America partially offset by declines in European vehicle sales.

Sales to the medical market decreased 3 percent from a year ago to $81.8 million. Excluding surcharge revenue, sales decreased 2 percent on a 9 percent increase in shipment volume. The results reflect the effects of industry-related cost reduction efforts by customers in the supply chain in the first half of fiscal year 2014.  The results also reflect the impacts of aggressive pricing used to capture volume by our competitors in this market.  We expect to see the trend in medical sales begin to abate and we believe we are beginning to see signs of demand growth.

Distribution sales decreased 2 percent from the same period a year ago to $102.6 million. Excluding surcharge revenue, sales decreased 2 percent from the same period a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$659.9	$716.1	$(56.2)	(8)%
Stainless steels	462.3	470.6	(8.3)	(2)
Alloy and Tool steel	175.6	189.4	(13.8)	(7)
Titanium products	113.6	112.6	1.0	1
Powder metals	33.5	44.8	(11.3)	(25)
Distribution and other	123.5	126.4	(2.9)	(2)
Total net sales	$1,568.4	$1,659.9	$(91.5)	(6)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$483.7	$509.0	$(25.3)	(5)%
Stainless steels	395.8	399.8	(4.0)	(1)
Alloy and Tool steel	145.8	155.7	(9.9)	(6)
Titanium products	113.6	112.6	1.0	1
Powder metals	33.5	41.4	(7.9)	(19)
Distribution and other	121.5	124.1	(2.6)	(2)
Total net sales excluding surcharge revenues	$1,293.9	$1,342.6	$(48.7)	(4)%

Sales of special alloys products decreased 8 percent from a year ago to $659.9 million. Excluding surcharge revenues, sales decreased 5 percent on a 1 percent increase in shipment volume. The results reflect an unfavorable shift in product mix due to lower demand for Aerospace engine and fastener materials as compared to the year ago period.

Sales of stainless steels decreased 2 percent from a year ago to $462.3 million. Excluding surcharge revenues, sales decreased 1 percent on 13 percent higher shipment volume. The results reflect increased volumes in transportation and industrial and consumer markets combined with an unfavorable shift in product mix from the same period last year.

Sales of alloy and tool steels decreased 7 percent from a year ago to $175.6 million. Excluding surcharge revenues, sales decreased 6 percent on 2 percent lower shipment volumes.

Sales of titanium products increased 1 percent from a year ago to $113.6 million on 7 percent higher volume.

Sales of powder metals decreased 25 percent from a year ago to $33.5 million on a 29 percent decrease in shipment volume. The results reflect continued softness in powder sales, particularly in Europe.

Gross Profit

Our gross profit in the nine months ended decreased 6 percent to $293.2 million, or 18.7 percent of net sales (22.7 percent of net sales excluding surcharges), as compared with $313.0 million, or 18.9 percent of net sales (23.3 percent of net sales excluding surcharges), in the same period a year ago.  The results reflect the $8.0 million of additional weather related expenses and a weaker product mix offset by a reduction in production costs.  Excluding the $8.0 million weather related expenses gross margin would have been flat from a year ago.

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

	Nine Months Ended
	March 31,
($ in millions)	2014	2013
Net sales	$1,568.4	$1,659.9
Less: surcharge revenue	274.5	317.3
Net sales excluding surcharge revenues	$1,293.9	$1,342.6

Gross profit	$293.2	$313.0

Gross margin	18.7%	18.9%

Gross margin excluding dilutive effect of surcharge revenues	22.7%	23.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $140.4 million were 9.0 percent of net sales (10.9 percent of net sales excluding surcharges) as compared with $145.7 million or 8.8 percent of net sales (10.9 percent of net sales excluding surcharges) in the same period a year ago.  The decrease in selling, general and administrative expenses for the nine months ended March 31, 2014 compared to the same period a year ago is primarily due to restructuring related and inventory reduction initiative costs of $3.3 million in the prior year period as well as a reduction in pension EID expense.

Operating Income

Our operating income in the recent nine month period was $152.8 million as compared with $167.3 million in the same period a year ago.  Excluding surcharge revenue and pension earnings, interest and deferrals, operating margin was 13.0 percent for the current period as compared with 14.2 percent a year ago.  The decrease in operating margin is principally due to the $8.0 million of additional weather related expenses in the current year third quarter.

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

	Nine Months Ended
	March 31,
($ in millions)	2014	2013
Net sales	$1,568.4	$1,659.9
Less: surcharge revenue	274.5	317.3
Net sales excluding surcharges	$1,293.9	$1,342.6

Operating income	$152.8	$167.3
Add back: pension EID expense	15.8	23.9
Operating income excluding pension EID expense	$168.6	$191.2
Operating margin	9.7%	10.1%
Operating margin excluding surcharges and pension EID expense	13.0%	14.2%

In addition to the impacts of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from period to period. We estimate that the effect of such combined fluctuations positively impacted operating margin, excluding surcharges, by 20 basis points during the recent period and negatively impacted our operating margin, excluding surcharges, by 10 basis points during the prior year’s period.

Interest Expense

Interest expense for the nine months ended was $10.8 million compared with $14.7 million in the year-ago period.  The decrease of $3.9 million is due to higher capitalized interest of $9.0 million offset by higher interest costs of $5.1 million. The nine months ended March 31, 2014 included $13.3 million of capitalized interest in connection with the increased spending attributable to the construction of our Alabama manufacturing plant compared to $4.3 million in the nine months ended March 31, 2013.  The nine months ended March 31, 2014 included interest costs of $24.1 million compared to $19.0 million for the same period a year ago.  The increase in interest costs is due to the February 2013 issuance of $300.0 million of 4.45% notes due March 2023 which is partially offset by the $100.0 million 6.625% notes that matured in May 2013.

Other Income, Net

Other income was $0.1 million for the nine months ended compared with $5.2 million in the same period a year ago.  The results reflect the decrease in earnings in the funding mechanisms for certain non-qualified retirement plans and the negative impacts in foreign exchange losses for the current period as compared to the same a year ago.  The year ago period also reflects a gain of $1.9 million in connection with the dissolution of the strategic partnership with Sandvik Materials Technology.

Income Taxes

Income taxes in the recent nine months ended were $47.4 million, or 33.4 percent of pre-tax income versus $52.2 million, or 33.1 percent of pre-tax income in the same period a year ago.  The prior year included tax benefits of $1.7 million related to the retroactive extension of the research and development credit and bonus depreciation.  In addition the prior period tax provision included $2.9 million of unfavorable impacts associated with discretionary pension contributions.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Nine Months Ended			%
	March 31,		Increase	Increase
(Pounds sold, in thousands)	2014	2013	(Decrease)	(Decrease)

Specialty Alloys Operations	204,982	192,415	12,567	7%
Performance Engineered Products	8,458	9,949	(1,491)	(15)
Intersegment	(3,590)	(4,000)	410	10
Consolidated pounds sold	209,850	198,364	11,486	6%

The following table includes comparative information for net sales by business segment:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,254.5	$1,330.4	$(75.9)	(6)%
Performance Engineered Products	362.3	387.1	(24.8)	(6)
Intersegment	(48.4)	(57.6)	9.2	16
Total net sales	$1,568.4	$1,659.9	$(91.5)	(6)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenues:

	Nine Months Ended		$	%
	March 31,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$975.5	$1,010.7	$(35.2)	(3)%
Performance Engineered Products	360.7	382.3	(21.6)	(6)
Intersegment	(42.3)	(50.4)	8.1	16
Total net sales excluding surcharge revenues	$1,293.9	$1,342.6	$(48.7)	(4)%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2014 for the SAO segment decreased 6 percent to $1,254.5 million, as compared with $1,330.4 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 3 percent on 7 percent higher shipment volume from a year ago. The decrease in sales combined with higher shipment volumes reflects an unfavorable shift in product mix, as a result of continued challenging market conditions.

Operating income for the SAO segment was $169.7 million or 13.5 percent of net sales (17.4 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2014, as compared with $188.1 million or 14.1 percent of net sales (18.6 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects the impacts of a weaker product mix and the $8.0 million of additional weather related expenses partially offset by cost control in the current period as compared to the same period a year ago.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2014 for the PEP segment decreased 6 percent to $362.3 million, as compared with $387.1 million in the same period a year ago. Excluding surcharge revenue, net sales of $360.7 million decreased 6 percent on 15 percent lower shipment volume from a year ago.  The results reflected softness in demand as a result of challenging market conditions, particularly in the aerospace and energy markets during the first half of this fiscal year.  In addition, sales of powder metal products and sales from our distribution businesses were impacted by sluggish industrial activity.

Operating income for the PEP segment was $33.3 million or 9.2 percent of net sales (9.2 percent of net sales excluding surcharge revenue) in the recent nine months ended March 31, 2014, compared with $36.3 million or 9.4 percent of net sales (9.5 percent of net sales excluding surcharge revenue) in the same period a year ago.  The results reflect the impacts of lower sales levels in the current period as compared with a year ago.

Liquidity and Financial Condition

During the nine months ended March 31, 2014, we generated cash flows from operations of $144.0 million, as compared with $9.3 million in the same period a year ago.  Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $182.7 million as compared to negative $220.6 million for the same period a year ago.  The increase in free cash flow principally reflects pension contributions of $4.6 million for the nine months ended March 31, 2014 compared to $143.3 million in the same period a year ago as a result of a $75.0 million discretionary contribution during fiscal year 2013.  The positive impact was offset by significantly higher capital spending largely related to the Alabama facility construction in the nine months ended March 31, 2014. Capital expenditures for plant, equipment and software were $298.2 million for the nine months ended March 31, 2014, as compared with $201.1 million for the same period a year ago.

Dividends during the nine months ended March 31, 2014 and 2013 were $28.8 million and $28.7 million, respectively and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $85.3 million as of March 31, 2014, together with cash generated from operations and available borrowing capacity of approximately $491.8 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.  From time to time during the quarter ended March 31, 2014 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to March 31, 2014. The weighted average daily borrowing under the Credit Agreement during the quarter ended March 31, 2014 was approximately $14.4 million with daily outstanding borrowings ranging from $0.0 million to $40.0 million during the period.

During the nine months ended March 31, 2014, we made $4.6 million in cash contributions to our pension plans, and expect to make approximately $1.7 million of cash contributions to the pension plans for the remainder of fiscal year 2014.

In February 2013, we issued $300 million of 4.45% senior notes due 2023.  We used the net proceeds from the issuance of the Notes to repay in full $100 million in aggregate principal amount of our senior unsecured notes due May 2013.  We used the remaining net proceeds from the issuance of the Notes for general corporate purposes, which include discretionary pension contributions, additions to working capital, capital expenditures, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500.0 million and expires in June 2018.  As of March 31, 2014, we had $8.2 million of issued letters of credit under the Credit Agreement.  The balance of the Credit Agreement ($491.8 million) remains available to us.  As of March 31, 2014, we had total liquidity of approximately $577.1 million.  We also evaluate liquidity needs for alternative uses including funding external growth opportunities and pension plan contributions as well as funding consistent dividend payments to stockholders.

As of March 31, 2014, we had cash and cash equivalents of approximately $60.0 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.  We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of March 31, 2014). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of March 31, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of March 31, 2014:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	23.30 to 1.00
Consolidated debt to capital	55% (maximum)	30%

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

Net Sales and Gross Margin Excluding Surcharge Revenues

This report includes discussions of net sales and gross margin as adjusted to exclude the impact of raw material surcharges, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales and gross margin provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharges, to net sales as determined in accordance with U.S. GAAP.  Net sales and gross margin excluding surcharge revenues is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharges and Pension EID Expense

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges and pension EID expense, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense to operating income and operating margin determined in accordance with U.S. GAAP.  Operating income and operating margin excluding surcharges and pension EID expense is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended
	March 31,
($ in millions)	2014	2013

Net cash provided from operating activities	$144.0	$9.3
Purchases of property, equipment and software	(298.2)	(201.1)
Proceeds from disposals of property and equipment	0.3	0.4
Purchase of subsidiary shares from noncontrolling interest	—	(8.4)
Proceeds from sale of equity method investment	—	7.9
Dividends paid	(28.8)	(28.7)
Free cash flow	$(182.7)	$(220.6)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third-party Superfund waste-disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During the nine months ended March 31, 2014, we increased the liability for a company-owned former operating site by $0.2 million.  The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2014 and June 30, 2013 were $15.0 million and $14.8 million, respectively.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Based on the impairment testing performed as of February 28, 2014, the excess of fair value over carrying value amounted to less than 5 percent for one of our reporting units, Latrobe Manufacturing, a component of the Specialty Alloys Operations (“SAO”) segment. As of March 31, 2014, the goodwill associated with Latrobe Manufacturing was $195.5 million. For purposes of the February 28, 2014 goodwill impairment testing, Latrobe Manufacturing was identified as a separate reporting unit. The  excess of fair value over carrying value for the goodwill impairment testing performed as of February 28, 2014 for Latrobe Manufacturing reflects that there has been no significant change in expected fair value of the business since acquisition as well as the continued integration of the business into our SAO segment, which we refer to as our integrated steel mill system.  The fair value of the reporting unit is estimated based upon a discounted cash flow analysis.  Significant assumptions in the discounted cash flow analysis include expectations for future revenue growth rates, operating cash flows, capital expenditures and discount rates over an estimate of the remaining operating period at the reporting unit level.  If global economic conditions worsen or are prolonged, changes in anticipated discounted cash flows and assumptions used in the analysis could have a significant impact on whether or not the goodwill is impaired and the amount of the impairment.

Over the last several quarters, our powder business has performed below expectations as a result of lower demand for certain powder products.  We are in the process of finalizing a strategic assessment of the business, which is aimed at improving operating results in the near-term as well as addressing any required changes to improve the foundation for the longer-term prospects of the business. The results of the strategic assessment will be completed in the upcoming fourth quarter of fiscal year 2014. The impacts of the execution of the strategic assessment will be incorporated in our goodwill impairment testing for the powder reporting unit, a component of our PEP segment, as of June 30, 2014. As of March 31, 2014, $3.4 million of goodwill is associated with our powder business.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  As discussed in Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2014, we had approximately $27.4 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 85 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables.  Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2014 is provided in Note 11  to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.  Assuming either of the following occurred on March 31, 2014, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See “Management’s Discussion and Analysis of Financial Condition and Results or Operations — Contingences.”

Item 1A.  Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2013 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended March 31, 2014, provided however that 2,237 shares, at an average purchase price of $59.64, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6.  Exhibits

Exhibit No.	Description

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32

Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: May 2, 2014	/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and Chief Financial Officer

(duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.
31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.
32

Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.