Form 10-K
period 2014-06-30
CARPENTER TECHNOLOGY CORP
filed 2014-08-26
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes ☐  No ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2013 was $3,235,541,992, based on the closing price per share of the registrant’s common stock on that date of $62.20 as reported on the New York Stock Exchange.

As of August 14, 2014, 53,201,803 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2014 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

(b)             Financial Information About Segments:

We are organized in two reportable business segments: Specialty Alloys Operations and Performance Engineered Products.  See Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

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

We provide material solutions to the changing needs of the aerospace and defense, energy, transportation, medical and industrial and consumer industries.  We have continued to increase our global manufacturing capacity as well as expand our operations to provide customers with solutions to today’s changing materials challenges.

In fiscal year 2014 we completed the construction of a new 400,000 square foot state-of-the-art manufacturing facility in Limestone County, Alabama in response to anticipated strong customer demand for premium products primarily in the fast-growing aerospace and defense, and energy industries. We produced 1,000 tons of saleable products in the fourth quarter of fiscal year 2014 and are making progress on internal and customer qualifications.  We ultimately expect the facility will be capable of producing approximately 27,000 tons per year of premium products in the future.  The new facility includes forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

Reportable Segments

The Company changed its reportable segments beginning with the fiscal year 2014 first quarter results.  The change reflects the completion of the integration of the Latrobe Specialty Metals, Inc. (“Latrobe”) businesses acquired by the Company in February 2012.  Prior to this change, the Latrobe businesses were reported as a separate segment to provide management with the focus and visibility into the business of the acquired operations. The previously reported Latrobe segment also included the results of the Company’s distribution business in Mexico.  Since the Latrobe businesses are now fully integrated, the previously reported Latrobe segment has been merged into the Company’s operating model, in which the Company’s integrated steel mill operations are managed distinctly from the collection of other differentiated operations.

Beginning with the first quarter of fiscal year 2014, the Company has two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).  For more detailed segment information, including the recasted segments for the fiscal years ended June 30, 2013 and 2012, see Note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

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

(2)               Classes of Products:

Our major classes of products are:

Special alloys —

Our special alloys are used in critical components such as aerospace rings, discs and fasteners and include heat resistant alloys that range from slight modifications of stainless steels to complex nickel and cobalt base alloys as well as alloys for electronic, magnetic and electrical applications with controlled thermal expansion characteristics, or high electrical resistivity or special magnetic characteristics.

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

Powder metals —

Our powder metals include spherical gas atomized powders produced via air, vacuum or pressurized melting with Argon or Nitrogen Atomization in fine, medium and coarse powder distributions.

Alloy and tool steel —

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

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2014	2013	2012*
September 30,	23%	24%	20%
December 31,	23	23	21
March 31,	26	26	27
June 30,	28	27	32
	100%	100%	100%

*Fiscal year 2012 net sales by quarter reflect the Latrobe acquisition effective February 29, 2012.

(6)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations.  No customers accounted for 10 percent or more of net sales during fiscal years 2014, 2013 and 2012.  See Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

(7)                Backlog:

As of June 30, 2014, we had a backlog of orders, believed to be firm, of approximately $680 million, substantially all of which is expected to be shipped within fiscal year 2015.  Our backlog as of June 30, 2013 was approximately $524 million.

(8)                Competition:

Our business is highly competitive.  We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography. We are leaders in specialty materials for critical applications with 125 years of metallurgical and manufacturing expertise. A significant portion of the products we produce are highly engineered materials for demanding applications. There are a limited number of companies producing one or more similar products that we consider our major competitors for our high value products used in demanding applications, particularly in our aerospace and defense and energy end-use markets.  These products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer orders. Our experience, technical capabilities, product offerings and research and development efforts that we have in our niche markets represent barriers to existing and potential competitors.

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

(9)                Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $18.5 million, $19.4 million and $20.5 million in fiscal years 2014, 2013 and 2012, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company.  The ability to commercialize radical new technology to drive the next major increment of organic growth is a key element of our strategic path to success.  Our strong commitment to developing continuous streams of new products to meet customers’ needs has been supported by increased research and development resources and investments over the last several years and by actively acquiring game changing technologies. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements and has led to the establishment of worldwide partnerships for materials and process development and innovation. We believe that the alloys under development will redefine our business in the future.

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

Our costs of maintaining and operating environmental control equipment were $8.3 million, $13.7 million and $14.1 million for fiscal years 2014, 2013 and 2012, respectively.  The capital expenditures for environmental control equipment were $2.2 million, $1.6 million and $0.4 million for fiscal years 2014, 2013 and 2012, respectively.  We anticipate spending approximately $2.5 million on major domestic environmental capital projects over the next five fiscal years.  This includes approximately $1.0 million in fiscal year 2015 and fiscal year 2016.  Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)         Employees:

As of June 30, 2014, our total workforce consisted of approximately 4,900 employees, which included approximately 120 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2016, and approximately 430 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires August 1, 2017.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $635.1 million, $696.4 million and $664.5 million in fiscal years 2014, 2013 and 2012, respectively. Long-lived assets held outside of the United States were $27.5 million, $25.9 million and $22.9 million as of June 30, 2014, 2013 and 2012, respectively.  For further information on domestic and international sales, see Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation, which is also applicable to our other executive officers.  There were no waivers of the Code of Ethics in fiscal year 2014.  The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Demand in our end-use markets, including companies in the aerospace and defense, energy, transportation, medical and industrial and consumer markets, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain. As a result, our results of operations, financial condition, cash flows and availability of credit could fluctuate significantly from period to period.

A significant portion of our sales represents products sold to customers in the commercial aerospace and defense and energy markets. The cyclicality of those markets can adversely affect our current business and our expansion objectives.

The commercial aerospace and defense market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or combination of these factors and therefore are difficult to predict with certainty. A downturn in the commercial aerospace and defense industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products, and our results of operations and business and financial condition could be materially adversely affected.

The energy market has also been historically cyclical, principally as a result of volatile oil prices that impact demand for our products. Our future success requires us to, among other things, expand in key international energy markets by successfully adding to our customer base, distribution channels and product portfolio. The volatility of oil prices and other factors that contribute to the cyclicality of the energy market will impact our ability to expand successfully in this area. If we are not able to be successful in this regard, our results of operations and business and financial condition could be adversely affected.

Any significant delay or inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations.

We are undertaking projects associated with the next major increment of our premium products capability, including our state-of-the-art manufacturing facility focused on premium products.  These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost effective manner will depend upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute these projects, our ability to obtain the necessary internal and customer qualifications to produce material from the facility and our ability to operate the facility to maximize the potential opportunities with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated excess costs, our results of operations and financial position may be materially adversely affected.

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

Costs of certain critical raw material, such as nickel, cobalt, chromium, manganese, molybdenum, titanium, iron and scrap containing iron and nickel have been volatile due to factors beyond our control. We are able to mitigate most of the adverse impact of rising raw material costs through raw material surcharges, indices to customers and raw material forward contracts, but changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies.  These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.  The Company timely filed its first annual conflict minerals report required by the new rules by May 31, 2014. There will be costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.  Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligences procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

We provide benefits to active and retired employees throughout most of our Company, most of which are not covered by insurance; and thus, our financial condition can be adversely affected if our investment returns are insufficient to meet these obligations.

We have obligations to provide substantial benefits to active and retired employees, and most of the associated costs are paid by the Company and are not covered by insurance. In addition, certain employees are covered by defined benefit pension plans, with the majority of our plans covering employees in the United States. Many domestic and international competitors do not provide defined benefit plans and/or retiree health care plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage.  A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to accelerate or increase pension contributions in the future could have a material adverse effect on our results of operations and financial condition.

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

We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund or similar waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. From time to time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws.

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

Approximately 120 production employees at our Dynamet business unit located in Washington, PA are covered by a collective bargaining agreement.  This agreement expires in August 2016.  Approximately 430 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement.  This agreement expires in August 2017.  There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

A significant portion of our manufacturing and production facilities are located in Reading and Latrobe, Pennsylvania and Limestone County, Alabama, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in a these geographic areas.

It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing facilities in Reading and Latrobe, Pennsylvania and Limestone County, Alabama. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered.  Our financial condition and results of our operations could be materially adversely affected.

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

From time to time, management holds discussions with management of other companies to explore such aforementioned opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks. Such risks include difficulties in integrating the operations, technologies, products and personnel of the acquired companies, diversion of management’s attention from existing operations, difficulties in entering markets in which we have limited or no direct prior experience, dependence on unfamiliar supply chains, insufficient revenues to offset increased expenses associated with acquisitions, loss of key employees of the acquired companies, inaccurate assessment of undisclosed liabilities, difficulties in realizing projected efficiencies, synergies and cost savings, and increases in our debt or limitation on our ability to access additional capital when needed.

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

The cost of our inventories is primarily determined using the Last-In First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory.  Recent proposals have been initiated aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its first-in, first-out (“FIFO”) value. As of June 30, 2014, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been about $196 million higher. This increase in inventory would result in a one-time increase in taxable income which would be taken into account over the following several taxable years. The repeal of LIFO could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

We depend on the retention of key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and production positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

We could be adversely impacted if our information technology (“IT”) and computer systems do not perform properly or if we fail to protect the integrity of confidential data.

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

Goodwill and other intangible assets are recorded at fair value on the date of acquisition. We review these assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other factors. Any future impairment of goodwill or other intangible assets could have a material adverse effect on our results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The locations of our primary domestic manufacturing plants are: Reading, Pennsylvania; Hartsville, South Carolina; Washington, Pennsylvania; Orangeburg, South Carolina; Bridgeville, Pennsylvania; Orwigsburg, Pennsylvania; Clearwater, Florida; Elyria, Ohio; Woonsocket, Rhode Island; Latrobe, Pennsylvania; Franklin, Pennsylvania; Wauseon, Ohio; Limestone County, Alabama and Tyler, Texas.  The Reading, Hartsville, Washington, Orangeburg, Bridgeville, Orwigsburg, Elyria, Woonsocket, Latrobe, Franklin, Wauseon, Limestone County and Tyler plants are owned.  The Clearwater plant is owned, but the land is leased.

The locations of our primary domestic leased warehouses and service centers are:  Houston, Texas; San Antonio, Texas; Tyler, Texas; Midland, Texas; Oklahoma City, Oklahoma; Casper, Wyoming; Lafayette, Louisiana; West Alexander, Pennsylvania; Vienna, Ohio; Chicago, Illinois; Pinehurst, Texas and Mobile, Alabama. The service centers in White House, Tennessee and Northborough, Massachusetts are owned.

We also own or lease facilities in a number of foreign countries, including Sweden, Canada, Singapore, China, Mexico, India, Taiwan, United Arab Emirates, United Kingdom and Belgium.

Our corporate offices, located in Wyomissing, Pennsylvania, are leased.

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

Item 3.  Legal Proceedings

From time to time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund or similar waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us.  Estimates of the amount and timing of future costs of environmental remediation requirements are inherently imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the PRP’s.  Based upon information currently available, such future costs are not expected to have a material effect on our financial position, results of operations or cash flows over the long-term. However, such costs could be material to our financial position, results of operations or cash flows in a particular future quarter or year.

In addition, from time to time, we are a party to certain routine claims and legal actions and other contingent liabilities incident to the normal course of business which pertain to litigation, product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims, patent infringement and tax issues.  Based on information currently available, the ultimate resolution of our known contingencies, individually or in the aggregate and including the matters described in Note 11 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our financial position, liquidity or results of operations.  However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

See the “Contingencies” section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the “Contingencies and Commitments” section included in Note 11 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

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

William A. Wulfsohn was appointed President and Chief Executive Officer effective July 1, 2010. Mr. Wulfsohn has served as a Director for the Company since April 2009. Mr. Wulfsohn most recently served as Senior Vice President, Industrial Coatings at PPG Industries, a Fortune 200 company with more than $12 billion in annual revenues. Prior to joining PPG Industries, Mr. Wulfsohn served as Vice President and General Manager for Honeywell International. Previously, Mr. Wulfsohn worked for Morton International/Rohm & Haas, beginning as a director of marketing and culminating as Vice President and Business Director.

Tony R. Thene was appointed Senior Vice President and Chief Financial Officer effective January 31, 2013.  Mr. Thene joined Carpenter after 23 years with Alcoa Inc., a leading producer of primary and fabricated aluminum. Mostly recently, Mr. Thene was the Chief Financial Officer for Alcoa’s Engineered Products and Solutions business.

David L. Strobel was appointed Senior Vice President — Global Operations effective September 2, 2010. Since joining Carpenter in 1983, Mr. Strobel has held numerous positions of increasing responsibility, including Vice President — Manufacturing and most recently serving as Vice President — Technology.

Andrew T. Ziolkowski was appointed Senior Vice President — Commercial, Specialty Alloys Operations effective January 9, 2013. Mr. Ziolkowski’ s promotion follows a special assignment as head of integration and operations of Latrobe Specialty Metals, which was acquired by Carpenter in February 2012. Since joining Carpenter in 1989, Mr. Ziolkowski has held numerous positions of increasing responsibility, including Vice President — Bar & Coil Products, Vice President — Strip Products Business and Controller — Specialty Alloys Operations.

Gary Heasley was appointed Senior Vice President — Performance Engineered Products effective July 22, 2013.  Mr. Heasley joined Carpenter after 8 years with Steel Dynamics Inc., one of the largest domestic steel companies.  Mr. Heasley served as Executive Vice President, Strategic Planning and Business Development, and President of Steel Dynamics’ subsidiary, New Millennium Buildings Systems.  Prior to joining Steel Dynamics Inc. in 2005, Mr. Heasley spent three years as Senior Vice President and Manager, Metals Group for KeyBanc Capital Markets, Inc./McDonald Investments.

			Assumed
			Present
Name	Age	Position	Position

William A. Wulfsohn	52	President and Chief Executive Officer Director	July 2010

Tony R. Thene	53	Senior Vice President and Chief Financial Officer	January 2013

David L. Strobel	53	Senior Vice President — Global Operations	September 2010

Andrew T. Ziolkowski	49	Senior Vice President — Commercial, Specialty Alloys Operations	January 2013

Gary Heasley	49	Senior Vice President — Performance Engineered Products	July 2013

PART II

Item 5.  Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE.

	Fiscal Year 2014		Fiscal Year 2013
Quarter Ended:	High	Low	High	Low
September 30,	$60.01	$45.15	$55.70	$44.11

December 31,	$62.95	$57.41	$54.14	$44.81

March 31,	$66.54	$55.45	$54.00	$45.69

June 30,	$67.00	$61.00	$49.16	$43.77

Annual	$67.00	$45.15	$55.70	$43.77

The range of our common stock price on the NYSE from July 1, 2014 to August 14, 2014 was $52.51 to $64.69.  The closing price of the common stock was $54.06 on August 14, 2014.

We have paid quarterly cash dividends on our common stock for over 100 consecutive years. We paid a quarterly dividend of $0.18 per common share during each quarter of fiscal years 2014 and 2013.

As of August 14, 2014, there were 2,526 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth Item 12 hereto “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, our New Peer Group and our Old Peer Group for each of the last five fiscal years ended June 30, 2014. The cumulative total return assumes an investment of $100 on June 30, 2009 and the reinvestment of any dividends during the period. The S&P MidCap 400 Index is the most widely used index for mid-sized companies. The Companies in our old Peer Group are: Allegheny Technologies, Inc., Daido Steel Company Limited, Gloria Material Technology Corp., Haynes International Inc., RTI International Metals Inc., Sandvik AB, Steel Dynamics Inc., The Timken Company, AK Steel Holding Corp., Hexcel Corp., Kennametal Inc., Precision Castparts Corp., Reliance Steel and Aluminum Company, Schmolz + Bickenbach AG, Universal Stainless & Alloy Products, Voestalpine AG and Worthington Industries Inc. Our new peer group consists of the Companies in the Russell Materials and Processing Growth Index. We believe the companies included in our New Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors.  The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

	6/09	6/10	6/11	6/12	6/13	6/14
Carpenter Technology Corporation	100.00	162.19	290.30	244.14	233.32	331.42
S&P Midcap 400	100.00	124.93	174.13	170.07	212.90	266.63
Russell Materials & Processing Growth	100.00	128.72	188.95	169.24	210.11	271.00
Old Peer Group	100.00	129.04	202.78	162.35	194.06	234.36

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Five-Year Financial Summary

$ in millions, except per share data

(Fiscal years ended June 30,)

	2014	2013(a)	2012(a)(b)	2011(c)	2010
Summary of Operations:
Net sales	$2,173.0	$2,271.7	$2,028.7	$1,675.1	$1,198.6
Operating income	$212.0	$232.7	$210.1	$96.4	$11.7
Net income	$132.8	$146.5	$121.6	$71.7	$2.1
Net income attributable to Carpenter	$132.8	$146.1	$121.2	$71.0	$2.1

Financial Position at Year-End:
Cash and cash equivalents	$120.0	$257.5	$211.0	$492.5	$265.4
Marketable securities, current	$—	$—	$—	$30.5	$105.2
Total assets	$3,056.5	$2,882.9	$2,627.8	$1,991.9	$1,583.2

Long-term obligations, net of current portion	$604.3	$604.2	$305.9	$407.8	$259.6
Per Common Share:
Net earnings:
Basic	$2.48	$2.75	$2.55	$1.59	$0.04
Diluted	$2.47	$2.73	$2.53	$1.59	$0.04

Cash dividend-common	$0.72	$0.72	$0.72	$0.72	$0.72

Weighted Average Common Shares Outstanding:
Basic	53.3	52.9	47.1	44.1	43.9
Diluted	53.6	53.2	47.5	44.7	44.4

(a)         The weighted average common shares outstanding for fiscal years 2013 and 2012 included an additional 8.1 million and 2.7 million, respectively, shares issued in connection with the Latrobe acquisition.

(b)         Fiscal year 2012 included $11.7 million of acquisition-related costs incurred in connection with the Latrobe Acquisition that was consummated on February 29, 2012 and more fully discussed in Note 3 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(c)          Fiscal year 2011 included $2.4 million of Latrobe acquisition-related costs and $0.7 million of Amega West acquisition-related costs incurred in connection with the Latrobe and Amega West Acquisitions.

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

We are engaged in the manufacturing, fabrication, and distribution of specialty metals.  We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes.  We also produce certain metal powders.  Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service and distribution centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs. We also manufacture and rent down-hole drilling tools and components used in the oil and gas industry.

In fiscal year 2014 we completed the construction of a new 400,000 square foot state-of-the-art manufacturing facility in Limestone County, Alabama in response to anticipated strong customer demand for premium products primarily in the fast-growing aerospace and defense and energy industries. We produced 1,000 tons of saleable products in the fourth quarter of fiscal year 2014 and are making progress on internal and customer qualifications.  We ultimately expect the facility will be capable of producing approximately 27,000 tons per year of  premium products in the future.  The new facility includes forge, remelting and associated finishing and testing capabilities and will play a key role in further developing our capabilities in the production of our premium products.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions and joint collaborations as well as possible business unit dispositions aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Fiscal Year
($ in millions, except per share data)	2014	2013	2012
Net sales	$2,173.0	$2,271.7	$2,028.7

Net sales excluding surcharges (1)	$1,782.8	$1,839.3	$1,569.6

Operating income excluding pension earnings, interest and deferrals (“pension EID”) expense(1)	$233.8	$264.6	$225.4

Net income	$132.8	$146.5	$121.6

Diluted earnings per share	$2.47	$2.73	$2.53

Purchases of property, equipment and software	$349.2	$310.2	$157.8

Free cash flow (1)	$(147.8)	$(159.3)	$(58.8)

Pounds sold (in thousands) (2)	290,388	273,724	235,532

(1)  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

(2)  Includes specialty and titanium alloys, stainless steel and powder materials.

Our sales are across a diversified list of end-use markets.  The table below summarizes our estimated sales by market over the past three fiscal years:

	Fiscal Year
	2014		2013		2012
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and defense	$980.7	45%	$1,067.0	47%	$901.2	44%
Industrial and consumer	481.6	22	474.3	21	478.1	24
Energy	310.4	14	337.3	15	287.0	14
Transportation	150.1	7	138.8	6	142.2	7
Medical	112.6	5	113.2	5	141.1	7
Distribution	137.6	6	141.1	6	79.1	4
Total net sales	$2,173.0	100%	$2,271.7	100%	$2,028.7	100%

The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
	2014		2013		2012
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Special alloys	$917.0	42%	$989.9	43%	$931.4	47%
Stainless steels	643.6	30	638.8	28	637.3	31
Alloy and tool steel	240.4	11	255.7	11	108.6	5
Titanium products	157.7	7	155.0	7	156.6	8
Powder metals	48.6	2	60.4	3	64.3	3
Distribution and other	165.7	8	171.9	8	130.5	6
Total net sales	$2,173.0	100%	$2,271.7	100%	$2,028.7	100%

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

The volatility of the costs of raw materials has impacted our operations over the past several years.  We, and others in our industry, generally have been able to pass cost increases on major raw materials through to our customers using surcharges that are structured to recover increases in raw material costs.  Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month which correlates to the prices we pay for our raw material purchases. However, a portion of our surcharges to customers may be calculated using a different surcharge formula, which creates a lag between surcharge revenue and corresponding raw material costs recognized in costs of sales.  The surcharge mechanism protects our net income on such sales except for the lag effect discussed above. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this report.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  The following is a summary of the of net periodic benefit costs for the years ended June 30, 2014, 2013 and 2012:

	Years Ended June 30,
($ in millions)	2014	2013	2012
Pension plans	$49.0	$59.5	$38.3
Other postretirement plans	11.1	9.3	3.8
Net periodic benefit costs	$60.1	$68.8	$42.1

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees.  The following is a summary of the classification of net pension expense for the years ended June 30, 2014, 2013 and 2012:

	Years Ended June 30,
($ in millions)	2014	2013	2012
Cost of sales
Service cost	$28.2	$28.8	$21.0
Pension earnings, interest and deferrals	14.2	22.9	10.2
	$42.4	$51.7	$31.2

Selling, general and administrative expenses
Service cost	$7.9	$8.1	$5.7
Pension earnings, interest and deferrals	7.6	9.0	5.2
	$15.5	$17.1	$10.9

Net pension expense	$57.9	$68.8	$42.1

Historically, we capitalized only the service cost component of net pension expense related to manufacturing employees. Beginning in the quarter ended December 31, 2013, we began to capitalize the portion of pension EID expense related to current manufacturing employees in inventory. The impact of this change resulted in a reduction of pension EID expense of $2.2 million during the quarter ended December 31, 2013. The tables above include the impact of making this change during the quarter ended December 31, 2013 and as such pension EID expense included in cost of sales was reduced by $2.2 million. We will continue to expense the portion of pension EID expense related to inactive manufacturing employees as a period cost in cost of sales. For the years ended June 30, 2014, 2013 and 2012, the amount of pension EID expense included in cost of sales related to inactive manufacturing employees was $9.5 million, $13.3 million and $6.1 million, respectively. The amounts included in the net pension expense table above do not include the impact of any amounts capitalized in beginning and ending inventories except for the impact of the $2.2 million additional pension expense capitalized in inventory discussed above. As of June 30, 2014 and 2013, amounts capitalized in gross inventory were $9.2 million and $8.7 million, respectively.

Operating Performance Overview

For the three years leading up to fiscal year 2014 we increased earnings before adjusted interest, taxes, depreciation and amortization (Adjusted “EBITDA”) an average of $91 million per year. Fiscal year 2014 proved to be a challenge. Our sales mix was negatively impacted by weak demand for the ultra-premium products used in our key end use markets of aerospace and energy. In this context, we responded to the areas we could impact. More specifically, we grew volume in medical, transportation and industrial and consumer markets, we lowered our Specialty Alloys Operations variable cost per ton, improved the trajectory of our Performance Engineered Products business and reduced our selling, general and administrative expenses by 7 percent. The net result was that we delivered $382 million of Adjusted EBITDA, a decrease of 6 percent as compared to the prior year.

During fiscal year 2014 we completed some important strategic growth enabling initiatives in the following areas:

•                  We completed the construction and start-up of our new Limestone County, Alabama facility.  The facility produced 1,000 saleable tons primarily for the aerospace and energy markets in the fourth quarter of fiscal year 2014.  This facility will support growing demand from our customers while opening up opportunities in new markets.  We are making progress on internal and customer qualifications.

•                  We completed a superalloy powders multi-level agreement with Pratt & Whitney which includes a technical assistance agreement and long-term powder supply agreement.  As a result of the agreement we began construction of a superalloy powder facility in Limestone County, Alabama.

•                  Due to the steady increases in customer demand for titanium fastener material, we added titanium wire line capacity.

•                  We started construction and are near completion of a new production facility in China. We negotiated multiple customer long-term agreements which are key to our future growth.

In summary, in fiscal year 2014 we showed agility in a difficult context and now start, what we believe will be strengthening demand cycle, with over $380 million of Adjusted EBITDA and the capacity to support growth.

Results of Operations — Fiscal Year 2014 Compared to Fiscal Year 2013

For fiscal year 2014, we recorded net income of $132.8 million, or $2.47 per diluted share, compared with net income of $146.1 million, or $2.73 per diluted share, a year earlier.  Our fiscal year 2014 results reflect the impact of the decrease in demand for our materials used in aerospace and energy which was partially offset by increased volumes from lower value materials.  The impact of the unfavorable mix was partially offset by reductions in variable cost per ton in our Specialty Alloys Operations and reduction in overall selling, general and administrative costs.

Net Sales

Net sales for fiscal year 2014 were $2,173.0 million, which was a 4 percent decrease from fiscal year 2013. Excluding surcharge revenues, sales were 3 percent lower than fiscal year 2013 on 6 percent higher volume.  The decrease in sales combined with higher shipment volume reflects an unfavorable shift in product mix.

Geographically, sales outside the United States decreased 9 percent from fiscal year 2013 to $635.1 million. International sales as a percentage of our total net sales represented 29 percent and 31 percent for fiscal year 2014 and fiscal year 2013, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets.  The following table includes comparative information for our net sales, which includes surcharge revenues, by principal end-use markets which we believe is helpful supplemental information in analyzing the performance of the business from period to period:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Aerospace and defense	$980.7	$1,067.0	$(86.3)	(8)%
Industrial and consumer	481.6	474.3	7.3	2
Energy	310.4	337.3	(26.9)	(8)
Transportation	150.1	138.8	11.3	8
Medical	112.6	113.2	(0.6)	(1)
Distribution	137.6	141.1	(3.5)	(2)
Total net sales	$2,173.0	$2,271.7	$(98.7)	(4)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenues:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Aerospace and defense	$775.3	$832.5	$(57.2)	(7)%
Industrial and consumer	379.8	366.4	13.4	4
Energy	269.9	290.9	(21.0)	(7)
Transportation	118.0	106.6	11.4	11
Medical	103.5	103.7	(0.2)	—
Distribution	136.3	139.2	(2.9)	(2)
Total net sales excluding surcharge revenues	$1,782.8	$1,839.3	$(56.5)	(3)%

Sales to the aerospace and defense market decreased 8 percent from fiscal year 2013 to $980.7  million. Excluding surcharge revenue, sales decreased 7 percent on 1 percent lower shipment volume. The results reflect weakness in demand for our premium materials used in engine applications offset by improving demand for materials used in structural components and increased demand for materials used in titanium fasteners.  The fiscal year 2014 results were impacted significantly by supply chain destocking in the first half of our fiscal year.

Industrial and consumer market sales increased 2 percent from fiscal year 2013 to $481.6 million. Excluding surcharge revenue, sales increased approximately 4 percent on 16 percent higher shipment.  The results reflect strong demand for lower value materials used in plant and equipment applications as wells as materials used in bridge infrastructure projects.  The shift in unfavorable mix was a result of soften demand for materials used in the more premium products used in high end valves and fittings and electronics applications.

Sales to the energy market of $310.4 million reflected an 8 percent decrease from fiscal year 2013. Excluding surcharge revenue, sales decreased 7 percent on 12 percent lower shipment volume. The results reflect demand softness in materials used in oil and gas completions as well as the power generation sector. These declines were partially offset by a moderate increase in sales, particularly rentals through our Amega West oil and gas business.

Transportation market sales increased 8 percent from the fiscal year 2013 to $150.1 million. Excluding surcharge revenue, sales increased 11 percent on 18 higher shipment volumes. The results reflect the impacts of growth in demand for our materials as a result of increasing North American vehicle sales and strong demand for materials used in next generation of fuel delivery systems.

Sales to the medical market decreased 1 percent to $112.6 million from fiscal year 2013. Adjusted for surcharge revenue, sales were flat on 10 percent higher shipment volume. The results reflect the impacts of lower titanium scrap prices during most of the fiscal year, which negatively impacted order patterns for our materials.   During the second half of the fiscal year we began to see improving demand for materials used in orthopedics and surgical devices and more normalized buying patterns by distributors as supply chain inventory levels appeared to stabilize.

Distribution sales decreased 2 percent from the same period a year ago to $137.6 million. Excluding surcharge revenue, sales decreased 2 percent from the same period a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$917.0	$989.9	$(72.9)	(7)%
Stainless steels	643.6	638.8	4.8	1
Alloy and tool steel	240.4	255.7	(15.3)	(6)
Titanium products	157.7	155.0	2.7	2
Powder metals	48.6	60.4	(11.8)	(20)
Distribution and other	165.7	171.9	(6.2)	(4)
Total net sales	$2,173.0	$2,271.7	$(98.7)	(4)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenues:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$666.3	$706.0	$(39.7)	(6)%
Stainless steels	548.7	543.1	5.6	1
Alloy and tool steel	198.4	210.9	(12.5)	(6)
Titanium products	157.7	155.0	2.7	2
Powder metals	48.6	55.9	(7.3)	(13)
Distribution and other	163.1	168.4	(5.3)	(3)
Total net sales excluding surcharge revenues	$1,782.8	$1,839.3	$(56.5)	(3)%

Sales of special alloys products decreased 7 percent in fiscal year 2014 as compared with a year ago to $917.0 million. Excluding surcharge revenue, sales decreased 6 percent on a flat shipment volume. The results reflect an unfavorable shift in product mix due to lower demand for Aerospace engine and fastener material as compared to the year ago period.

Sales of stainless steels increased 1 percent in fiscal year 2014 as compared with a year ago to $643.6 million.  Excluding surcharge revenues, such sales increased by 1 percent on 14 percent higher shipment volume. The year over year results reflect increased volumes in transportation and industrial and consumer markets combined with an unfavorable shift in product mix from the same period last year.

Sales of alloy and tool steel decreased 6 percent in fiscal year 2014 on 2 percent lower shipment volume.

Sales of titanium products increased 2 percent as compared with fiscal year 2013 on 8 percent higher shipment volume.

Sales of powder metals decreased 20 percent in fiscal year 2014 on 17 percent lower shipment volume.

Gross Profit

Gross profit in fiscal year 2014 decreased to $398.9 million, or 18.4 percent of net sales (22.4 percent of net sales excluding surcharges), from $433.5 million, or 19.1 percent of net sales (23.6 percent of net sales excluding surcharges), for fiscal year 2013. The results reflect a weaker product mix and incremental costs associated with our new Alabama facility partially offset by a reduction in variable production costs.  In addition, the fiscal year 2014 results were impacted by approximately $8.0 million of additional weather related expenses due to severe weather in the Northeast where the majority of our operations are centered.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharges on gross margin for fiscal years 2014 and 2013. See the section “Non-GAAP Financial Measures” below for further discussion of these financial metrics.

	Fiscal Year
($ in millions)	2014	2013
Net sales	$2,173.0	$2,271.7
Less: surcharge revenue	390.2	432.4
Net sales excluding surcharges	$1,782.8	$1,839.3

Gross profit	$398.9	$433.5

Gross margin	18.4%	19.1%

Gross margin excluding dilutive effect of surcharges	22.4%	23.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2014 were $186.9 million, or 8.6 percent of net sales (10.5 percent of net sales excluding surcharges), compared to $200.8 million, or 8.8 percent of net sales (10.9 percent of net sales excluding surcharges), in fiscal year 2013. The decrease in selling, general and administrative expenses in fiscal year 2014 compared to fiscal year 2013 is primarily due to lower incentive compensation and a reduction in pension EID during the current year.  Prior year included restructuring related costs of $2.9 million due to a reduction in salaried headcount as well as costs associated with respect to manufacturing footprint optimization activities and inventory reduction initiative costs.

Operating Income

Our operating income in fiscal year 2014 decreased to $212.0 million as compared with $232.7 million in fiscal year 2013. The fiscal year 2014 results reflect the impacts of a weaker product mix, incremental costs associated with our new Alabama facility and costs associated with severe weather in the Northeast where the majority of our operations are centered resulting in an additional $8.0 million of  energy related expenses in the third quarter of fiscal year 2014. These impacts were partially offset by a reduction in variable production costs and lower selling, general and administrative expenses.

Operating income has been significantly impacted by the pension EID portion of our net pension expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense from operating income. We present and discuss these financial measures because management believes removing the impacts of raw material surcharges from operating margin provides a more consistent and meaningful basis for comparing results of operations from period to period.  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2014	2013
Net sales	$2,173.0	$2,271.7
Less: surcharge revenue	390.2	432.4
Consolidated net sales excluding surcharge	$1,782.8	$1,839.3

Operating income	$212.0	$232.7
Pension earnings, interest & deferrals	21.8	31.9
Operating income excluding pension earnings, interest and deferrals	$233.8	$264.6

Operating margin excluding surcharge and pension earnings, interest and deferrals	13.1%	14.4%

In addition to the impact of the surcharge mechanism and pension EID expense, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from year to year. We estimate that the effect of such combined fluctuations positively impacted our operating margin by approximately 100 basis points during fiscal year 2014 and positively impacted our operating margin by approximately 10 basis points during fiscal year 2013.

Interest Expense

Fiscal year 2014 interest expense of $17.0 million decreased 19.0 percent from $21.0 million in fiscal year 2013. The decrease of $4.0 million is due to $8.3 million of higher capitalized interest in connection with the increased spending attributable to the construction of our Alabama manufacturing plant offset by higher interest costs of $4.3 million.  The increase in interest costs is due to higher outstanding debt levels in fiscal year 2014 as compared in fiscal year 2013 principally as a result of the February 2013 issuance of $300.0 million of 4.45% notes due March 2023 which is partially offset by the $100.0 million 6.625% notes that matured in May 2013.

Other Income, Net

Other income for fiscal year 2014 was $1.4 million as compared with $5.1 million a year ago. The results reflect the decrease in earnings in the funding mechanisms for certain non-qualified retirement plans and the negative impacts in foreign exchange losses for the current period as compared to the same a year ago.  The year ago period also reflects a gain of $1.9 million in connection with the dissolution of the strategic partnership with Sandvik Materials Technology.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for both fiscal years 2014 and fiscal year 2013 was 32.4 percent. The tax rates for both periods were lower than the statutory rate of 35 percent, primarily due to benefits associated with the domestic manufacturing deduction and the research and development credits.

See Note 16 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

The following tables include selected information by business segment:

				%
	Fiscal Year		Increase	Increase
(Pounds sold, in thousands)	2014	2013	(Decrease)	(Decrease)

Specialty Alloys Operations	282,914	264,606	18,308	7%
Performance Engineered Products	12,248	13,451	(1,203)	(9)
Intersegment	(4,774)	(4,333)	(441)	(10)
Consolidated pounds sold	290,388	273,724	16,664	6%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,741.6	$1,823.5	$(81.9)	(4)%
Performance Engineered Products	498.6	520.1	(21.5)	(4)
Intersegment	(67.2)	(71.9)	4.7	7
Total net sales	$2,173.0	$2,271.7	$(98.7)	(4)%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,344.6	$1,388.5	$(43.9)	(3)%
Performance Engineered Products	496.6	513.7	(17.1)	(3)
Intersegment	(58.4)	(62.9)	4.5	7
Total net sales excluding surcharge revenues	$1,782.8	$1,839.3	$(56.5)	(3)%

Specialty Alloys Operations Segment

Net sales in fiscal year 2014 for the Specialty Alloys Operations (“SAO”) segment were $1,741.6 million, as compared with $1,823.5 million in fiscal year 2013. Excluding surcharge revenues, sales decreased 3 percent from a year ago. The fiscal year 2014 net sales reflected 7 percent higher shipment volume as compared to fiscal year 2013. The decrease in sales combined with higher shipment volumes reflects an unfavorable shift in product mix as a result of continued challenging market conditions.

Operating income for the SAO segment in fiscal year 2014 was $232.7 million, or 13.4 percent of net sales (17.3 percent of net sales excluding surcharge revenues), compared to $268.5 million, or 14.7 percent of net sales (19.3 percent of net sales excluding surcharge revenues), for fiscal year 2013. The decrease in operating income reflects the impacts of a weaker product mix and the $8.0 million of additional weather related expenses in the third quarter of fiscal year 2014 partially offset by cost control in the current period as compared to the same period a year ago.

Performance Engineered Products Segment

Net sales for fiscal year 2014 for the Performance Engineered Products (“PEP”) segment decreased 4 percent to $498.6 million as compared with $520.1 million for fiscal year 2013. Excluding surcharge revenues, net sales decreased 3 percent. The results reflected softness in demand as a result of challenging market conditions, particularly in the aerospace and energy markets during the first half of this fiscal year.  In addition, sales of powder metal products and sales from our distribution businesses were impacted by sluggish industrial activity.  This was partially offset by sales growth resulting from strengthening demand for our titanium fastener material, better penetration in the medical orthopedic market and increased sales into the oil and gas exploration market in the second half of the fiscal year 2014.

Operating income for the PEP segment for fiscal year 2014 was $45.5 million, or 9.1 percent of net sales, as compared with $45.2 million, or 8.7 percent of net sales for fiscal year 2013. The results reflect the impacts of lower sales levels in fiscal year 2014 compared to the same period a year ago offset by the positive impacts of improvements in the manufacturing processes and cost reduction initiatives.

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

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenues:

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Aerospace and defense	$832.5	$668.8	$163.7	24%
Industrial and consumer	366.4	346.7	19.7	6
Energy	290.9	246.1	44.8	18
Transportation	106.6	104.0	2.6	2
Medical	103.7	125.7	(22.0)	(18)
Distribution	139.2	78.3	60.9	78
Total net sales excluding surcharge revenues	$1,839.3	$1,569.6	$269.7	17%

Sales to the aerospace and defense market increased 18 percent from fiscal year 2012 to $1,067.0 million. Excluding surcharge revenue, sales increased 24 percent on 47 percent higher shipment volume. The aerospace and defense results reflect strength in commercial aerospace as build rates remain high as well as demand growth for proprietary materials for structural application. The addition of the Latrobe aerospace products contributed $135.6 million to the year over year growth in net sales.

Industrial and consumer market sales decreased 1 percent from fiscal year 2012 to $474.3 million. Excluding surcharge revenue, sales increased approximately 6 percent on 2 percent higher shipment. The market is sensitive to economic conditions which were challenging particularly in the second half of our fiscal year 2013. Our strategy has been to focus on specialized, high value niche applications with strategically important customers. The addition of the Latrobe industrial and consumer net sales contributed $27.4 million to the year over year growth in net sales.

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

Acquisition-Related Costs

In connection with the Latrobe Acquisition, we incurred approximately $11.7 million of acquisition-related costs during fiscal year 2012. These costs represent direct incremental legal, accounting and investment banking fees incurred in connection with the Latrobe Acquisition as well as approximately $5.2 million of a liability for costs associated with the sale of certain Latrobe assets necessary to obtain FTC approval for the transaction.

Operating Income

Our operating income in fiscal year 2013 increased to $232.7 million as compared with $210.1 million in fiscal year 2012. Operating income has been significantly impacted by our pension earnings, interest and deferrals (“pension EID”) portion of our net pension expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharges on net sales and excluding the impacts of pension EID expense from operating income. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from operating margin provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

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

In connection with the Latrobe Acquisition, we initiated a third party consulting study to identify opportunities to potentially reduce inventory levels across our integrated mill system, including Latrobe. Our inventory turns performance is below average as compared with peers in our industry. The consulting study was completed in fiscal year 2013. Specific action plans were developed, and we began to see the benefits of improvements in our inventory performance during the second half of our fiscal year 2013. During fiscal year 2013, we incurred $2.5 million costs associated with the inventory reduction initiative which consists of consulting costs associated with the study.

	Fiscal Year
($ in millions)	2013	2012
Net sales	$2,271.7	$2,028.7
Less: surcharge revenue	432.4	459.1
Net sales excluding surcharges	$1,839.3	$1,569.6

Operating income	$232.7	$210.1
Add back: Pension EID expense	31.9	15.3
Operating income excluding pension EID expense	$264.6	$225.4

Operating margin excluding surcharges and pension EID expense	14.4%	14.4%

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

See Note 16 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below.  For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

The following tables include selected information by business segment:

				%
	Fiscal Year		Increase	Increase
(Pounds sold, in thousands)	2013	2012	(Decrease)	(Decrease)

Specialty Alloys Operations	264,606	227,805	36,801	16%
Performance Engineered Products	13,451	14,182	(731)	(5)
Intersegment	(4,333)	(6,455)	2,122	33
Consolidated pounds sold	273,724	235,532	38,192	16%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,823.5	$1,672.0	$151.5	9%
Performance Engineered Products	520.1	444.9	75.2	17
Intersegment	(71.9)	(88.2)	16.3	18
Total net sales	$2,271.7	$2,028.7	$243.0	12%

			$	%
	Fiscal Year		Increase	Increase
($ in millions)	2013	2012	(Decrease)	(Decrease)
Specialty Alloys Operations	$1,388.5	$1,207.4	$181.1	15%
Performance Engineered Products	513.7	439.2	74.5	17
Intersegment	(62.9)	(77.0)	14.1	18
Total net sales excluding surcharge revenues	$1,839.3	$1,569.6	$269.7	17%

Specialty Alloys Operations Segment

Net sales in fiscal year 2013 for the Specialty Alloys Operations (“SAO”) segment were $1,823.5 million, as compared with $1,672.0 million in fiscal year 2012. Excluding surcharge revenues, sales increased 15 percent from a year ago. The fiscal year 2013 net sales reflected 16 percent higher shipment volume as compared to fiscal year 2012. The results reflect the inclusion of the Latrobe acquisition in February 2012.

Excluding the Latrobe manufacturing operations net sales in fiscal year 2013 for the SAO segment were $1,547.4 million, as compared with $1,566.6 million in fiscal year 2012. Excluding surcharge revenues, sales increased 4 percent from a year ago. The fiscal year 2013 net sales reflected 1 percent lower shipment volume as compared to fiscal year 2012. The results reflect growth attributable to our premium and ultra-premium products offset by the impact of lower order intake activity.

Operating income for the SAO segment in fiscal year 2013 was $268.5 million, or 14.7 percent of net sales (19.3 percent of net sales excluding surcharge revenues), compared to $236.3 million, or 14.1 percent of net sales (19.6 percent of net sales excluding surcharge revenues), for fiscal year 2012. The results reflect the inclusion of the Latrobe acquisition in February 2012.

Excluding the Latrobe manufacturing operations operating income for the SAO segment in fiscal year 2013 was $218.9 million, or 14.1 percent of net sales (18.7 percent of net sales excluding surcharge revenues), compared to $229.4 million, or 14.6 percent of net sales (20.4 percent of net sales excluding surcharge revenues), for fiscal year 2012.  The decrease in operating income reflects the negative impacts of an unfavorable shift in product mix as well as increased manufacturing costs related to lower production levels.

Performance Engineered Products Segment

Net sales for fiscal year 2013 for the Performance Engineered Products (“PEP”) segment increased 17 percent to $520.1 million as compared with $444.9 million for fiscal year 2012. The results reflect the inclusion of the Latrobe acquisition in February 2012.

Excluding the Latrobe distribution operations net sales for fiscal year 2013 for the PEP segment increased 4 percent to $378.8 million as compared with $365.7 million for fiscal year 2012. Excluding surcharge revenues, net sales increased 4 percent.

Operating income for the PEP segment for fiscal year 2013 was $45.2 million, or 8.7 percent of net sales, as compared with $48.2 million, or 10.8 percent of net sales for fiscal year 2012. The results reflect the inclusion of the Latrobe acquisition in February 2012.

Excluding the Latrobe distribution operations operating income for the PEP segment for fiscal year 2013 was $36.5 million, or 9.6 percent of net sales, as compared with $44.1 million, or 12.1 percent of net sales for fiscal year 2012. The results reflect weakening of demand in the Titanium distributor channel including medical, continued softness in our European powder tool steel business and higher costs on the Amega West business associated with investments in future growth.

Liquidity and Financial Resources

We ended fiscal year 2014 with $120.0 million of cash, a decrease of $137.5 million from fiscal year 2013. During fiscal year 2014 our cash from operations was $239.6 million as compared with $188.5 million in fiscal year 2013. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $147.8 million as compared to negative $159.3 million for the same period a year ago. The increase in free cash flow in fiscal year 2014 as compared with the prior year reflects a reduction in pension contributions from $6.3 million in fiscal year 2014 as compared to $144.9 million in fiscal year 2013 principally as result of the $75.0 million of discretionary pension contributions included in fiscal 2013 which significantly reduced the minimum contributions that were required in fiscal year 2014. This positive impact was offset by lower earnings, unfavorable working capital levels, principally as a result of increased inventory levels necessary to support the Alabama facility start-up, and significantly higher capital spending largely related to the Alabama facility construction in fiscal year 2014. Capital expenditures for plant, equipment and software were $349.2 million in fiscal year 2014, as compared with $310.2 million for the same period a year ago. In fiscal year 2015 we currently expect capital expenditures to be approximately $120 million plus any remaining Alabama spending. Accordingly, we expect capital expenditures of $160 million to $175 million in fiscal year 2015, exclusive of any capital expenditures related to special growth projects and opportunities.

Dividends for the fiscal year 2014 were $38.5 million, as compared with $38.3 million in the prior year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

For fiscal years 2014, 2013 and 2012, interest costs totaled $32.1 million, $27.8 million and $25.0 million, respectively, of which $15.1 million, $6.8 million and $1.2 million, respectively, was capitalized as part of the cost of plant, equipment and software.

During the fiscal year 2014, we made $6 million in cash contributions to our qualified pension plans, and expect to contribute $16 million of cash contributions to our pension plans during fiscal year 2015. Over the next five years, current estimates indicate that we will contribute about $139 million to our pension plans, based on the laws in effect for pension funding as of June 30, 2014, and subject to market returns and interest rate assumptions.

In February 2013, we issued $300 million of 4.45% senior notes due 2023. We used the net proceeds from the issuance of the Notes to repay in full $100 million in aggregate principal amount of our senior unsecured notes due May 2013. We used the remaining net proceeds from the issuance of the Notes for general corporate purposes, which included discretionary pension contributions, additions to working capital and capital expenditures. Our next debt payment is scheduled in fiscal year 2018 in the amount of $55.0 million.

During the fiscal year 2014, we identified an error in the classification of amounts reported in previously reported Statements of Cash Flows. The classification error is related to the reporting of purchases of property, equipment and software that should be adjusted for amounts not yet paid in cash as of the balance sheet date, which were previously incorrectly reflected as cash used in investing activities and cash provided from operating activities. The discussion above reflects prior reported amounts that have been revised. For more detailed on the revision to statement of cash flows information, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our revolving credit facility (the “Credit Agreement”) contains a revolving credit commitment of $500 million and expires in June 2018. As of June 30, 2014, we had $8.2 million of issued letters of credit under the Credit Agreement. The balance of the Credit Agreement ($491.8 million) remains available to us. The available borrowings together with cash on hand of $120.0 million results in total liquidity of approximately $612 million as of June 30, 2014. From time to time during the year ended June 30, 2014 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to June 30, 2014. The weighted average daily borrowing under the Credit Agreement during the year ended June 30, 2014 was approximately $4.1 million with daily outstanding borrowings ranging from $1.0 million to $40.0 million during the fiscal year 2014.

We evaluate liquidity needs for alternative uses including funding external growth opportunities as well as funding consistent dividend payments to stockholders. Over the last several years, we declared and paid quarterly cash dividends of $0.18 per share. We have historically authorized share repurchase programs.

As of June 30, 2014, we had cash and cash equivalents of approximately $48 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of June 30, 2014). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of June 30, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2014:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	23.12 to 1.00
Consolidated debt to capital	55% (maximum)	29%

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

Operating Income and Operating Margin Excluding Surcharges and Pension EID Expense

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharges and pension EID expense, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharges from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension EID expense from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID expense may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID expense to operating income and operating margin determined in accordance with U.S. GAAP.  Operating income and operating margin excluding surcharges and pension EID expense is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures.

	Fiscal Year
($ in millions)	2014	2013	2012
Net cash provided from operating activities	$239.6	$188.5	$146.2
Purchases of property, equipment and software	(349.2)	(310.2)	(157.8)
Dividends paid	(38.5)	(38.3)	(33.7)
Proceeds from disposals of plant and equipment	0.3	1.2	1.2
Proceeds from sale of equity method investment	—	7.9	—
Capital contribution to equity method investment	—	—	(1.8)
Purchase of subsidiary shares from noncontrolling interest	—	(8.4)	—
Acquisition of businesses, net of cash acquired	—	—	(12.9)
Free cash flow	$(147.8)	$(159.3)	$(58.8)

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The following provides a reconciliation of adjusted EBITDA, to its most directly comparable U.S. GAAP financial measures.

	Fiscal Year
($ in millions)	2014	2013	2012
ADJUSTED EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (ADJUSTED EBITDA)

Net income	$132.8	$146.5	$121.6

Interest expense	17.0	21.0	23.8
Income tax expense	63.6	70.3	67.0
Depreciation and amortization	111.9	104.1	83.8
Other income, net	(1.4)	(5.1)	(2.3)
EBITDA	$323.9	$336.8	$293.9
Net pension expense	57.9	68.8	42.1

Adjusted EBITDA	$381.8	$405.6	$336.0

Management believes that adjusted EBITDA is helpful in analyzing the operating performance.  Our definitions and calculations of these items may not necessarily be the same as those used by other companies.  Adjusted EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure determined in accordance with U.S. GAAP.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On an on-going basis, we evaluate our estimates, including those related to bad debts, customer claims, inventories, goodwill, intangible assets, income taxes, pensions and other postretirement benefits, contingencies and litigation, environmental liabilities and derivative instruments and hedging activities.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the LIFO method. Costs include direct materials, direct labor and applicable manufacturing overhead and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets.  The assumed long-term rate of return on pension plan assets is reviewed at each year end based on the plan’s investment policies, an analysis of the historical returns of the capital markets and current interest rates.  Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60% in return seeking assets and 40% in liability matching assets.  Return seeking assets include domestic and international equities and high yield bond funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5%, assets will be shifted from return seeking to liability matching in increments of 4% as a de-risking strategy.  The discount rate plan is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows.  The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts.  Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities.  If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by approximately $2.8 million.  If the discount rate was changed by 0.25 percent, the net pension expense would change by approximately $2.9 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually at the reporting unit level.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated based principally upon discounted cash flow analysis.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.  The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts are developed based on assumptions about each reporting unit’s markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance. The discount rates used in the discounted cash flow are estimated based on a market participant’s perspective of each reporting units weighted average cost of capital.  The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption. The income tax rates used in the discounted cash flow analysis represent estimates of the long-term statutory income tax rates for each reporting unit based on the jurisdictions in which the reporting units operate.

Historically, we have conducted our annual goodwill impairment test as of June 30 for our reporting units, other than the reporting units acquired in connection with the Latrobe Acquisition (Latrobe Manufacturing, Latrobe Distribution and Specialty Steel Supply (“SSS”), which were tested for impairment annually as of February 28. In the fourth quarter of fiscal year 2014, we changed the annual impairment testing date for the Latrobe Distribution and SSS reporting units to June 30, which was considered a change in accounting principle. The change to the goodwill impairment testing date is preferable. The change in accounting principle did not accelerate, delay or cause a goodwill impairment charge. In addition, to reflect the continued integration of the Latrobe Manufacturing operations into the Company’s SAO segment the discrete financial information at the Latrobe Manufacturing level ceased to be available during the fourth quarter of fiscal year 2014; therefore, effective April 1, 2014, the SAO segment is the reporting unit for goodwill impairment testing purposes. We performed a goodwill impairment test for the SAO segment at June 30, 2014. As a result of the change in the annual impairment testing date, goodwill was also tested for impairment at the Latrobe Distribution and SSS reporting units at June 30, 2014. As a result of the impairment testing completed as of June 30, 2014 and February 28, 2014, we have determined that there was no goodwill impairment.

As of June 30, 2014, we had six reporting units with goodwill recorded. As discussed above, goodwill associated with our SAO segment is tested annually for impairment at the SAO segment level and represents 76 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes 5 reporting units with goodwill recorded. The PEP reporting units with goodwill are: Latrobe Distribution, Specialty Steel Supply, Dynamet, Amega West Services and Carpenter Powder Products.

As of June 30, 2014, the fair value of all the reporting units, with the exception of Carpenter Powder Products (“Powders”), substantially exceeded the carrying value. The Powders reporting unit’s fair value exceeded the carrying value by 5 percent as of June 30, 2014. The goodwill recorded related to Carpenter Powder Products as of June 30, 2014 was $3.4 million. The powder business has performed below expectations over the last several quarters. The discounted cash flows analysis for the powders reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offering and implement opportunities to reduce costs over the next several years.

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment.  Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed.  Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated.  Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable.  Most estimated liabilities are not discounted to present value, but estimated assets are measured on a discounted basis.  For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years.

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

Management determines whether a tax position should be recognized in the financial statements by evaluating whether it is more likely than not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. For those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interest and penalties on estimated liabilities for uncertain tax positions are recorded as components of the provision for income taxes.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 20, Recent Accounting Pronouncements, to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2014, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year
($ in millions)	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt (1)	$605.0	$—	$—	$—	$55.0	$—	$550.0
Estimated interest payments(2)	222.0	30.2	30.2	30.2	29.5	26.4	75.5
Operating leases	34.2	9.6	7.2	4.2	2.7	2.4	8.1
Pension plan contributions(3)	265.8	15.5	53.0	39.1	24.3	6.6	127.3
Accrued post-retirement benefits(4)	181.3	15.5	16.4	17.2	17.9	18.4	95.9
Purchase obligations (5)	231.2	231.2	—	—	—	—	—
Pension benefits (6)	34.7	3.8	3.8	3.3	3.2	3.1	17.5
Total	$1,574.2	$305.8	$110.6	$94.0	$132.6	$56.9	$874.3

(1)         Refer to Note 8 of Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

(2)         Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates. No interest payments are included for any potential borrowings under our revolving credit facility.

(3)         Pension plan contributions represent required minimum contributions for plan years beginning January 1, 2013. These amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States effective June 30, 2014. Estimated fiscal year contributions have been included through fiscal year 2025. The actual required pension contributions in future periods may be different.

(4)         Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.  Estimated fiscal year postretirement benefit payments have been included through fiscal year 2024.

(5)         We have entered into purchase commitments primarily for various key raw materials and equipment purchases at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions.  We used June 30, 2014 raw material prices for commitments with variable pricing.

(6)         Pension benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste disposal sites and other third party owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated on a quarterly basis.  We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2014 and 2013, we increased the liability for a company-owned former operating site by $0.7 million and $0.3 million, respectively.   The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at company-owned current or former operating facilities remaining at June 30, 2014 and 2013, were $15.5 million and $14.8 million, respectively.

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

Forward Looking Statements

This Annual Report on Form 10-K contains various “Forward-looking Statements” pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which represent our expectations or beliefs concerning various future events, include statements concerning future revenues, earnings and liquidity associated with continued growth in various market segments and cost reductions expected from various initiatives.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in this Form 10-K and they include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace and defense, industrial and consumer, medical, transportation and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; or political or economic instability, (2) the ability of Carpenter to achieve cash generation, growth, profitability, cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) changes in legal and regulatory requirements, including export and import controls, tax laws and regulations, tariffs and trade duties; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment for which there may be limited alternatives if there are significant equipment failures; and (14) Carpenter’s future success depends on the continued service and availability of key personnel, including members of the executive management team, management, metallurgists and other skilled personnel and the loss of these key personnel could affect Carpenter’s ability to perform until suitable replacements are found. Any of these factors could have an adverse and/or fluctuating effect on

Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk.  Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile.  Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established.  As discussed in Note 15 to the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

We are actively involved in managing risks associated with energy resources. Risk containment strategies include interaction with primary and secondary energy suppliers as well as obtaining adequate insurance coverage to compensate us for potential business interruption related to lack of availability of energy resources. In addition, we have used forwards to fix the price of a portion of our anticipated future purchases of certain energy requirements to protect against the impact of significant increases in energy costs. We also use surcharge mechanisms to offset a portion of these charges where appropriate.

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

Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60% in return seeking assets and 40% in liability matching assets.  Return seeking assets include domestic and international equities and high yield bond funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5%, assets will be shifted from return seeking to liability matching in increments of 4% as a de-risking strategy.

The status of our financial instruments as of June 30, 2014 is provided in Note 15 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.  Assuming on June 30, 2014, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management concluded that, as of June 30, 2014, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ William A. Wulfsohn
William A. Wulfsohn
President and Chief Executive Officer

/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

August 26, 2014

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2014, 2013 and 2012

($ in millions, except per share data)	2014	2013	2012

NET SALES	$2,173.0	$2,271.7	$2,028.7
Cost of sales	1,774.1	1,838.2	1,637.7
Gross profit	398.9	433.5	391.0

Selling, general and administrative expenses	186.9	200.8	169.2
Acquisition-related costs	—	—	11.7
Operating income	212.0	232.7	210.1

Interest expense, net	(17.0)	(21.0)	(23.8)
Other income, net	1.4	5.1	2.3

Income before income taxes	196.4	216.8	188.6
Income tax expense	63.6	70.3	67.0

Net income	132.8	146.5	121.6

Less: net income attributable to noncontrolling interest	—	(0.4)	(0.4)

NET INCOME ATTRIBUTABLE TO CARPENTER	$132.8	$146.1	$121.2

EARNINGS PER COMMON SHARE:
Basic	$2.48	$2.75	$2.55
Diluted	$2.47	$2.73	$2.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53.3	52.9	47.1
Diluted	53.6	53.2	47.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years ended June 30, 2014, 2013 and 2012

($ in millions)	2014	2013	2012
Net income	$132.8	$146.5	$121.6
Other comprehensive income (loss), net of tax
Pension and post-retirement benefits gain (loss), net of tax of $(22.1), $(48.3) and $78.5, respectively	36.9	80.5	(126.4)
Net gain (loss) on derivative instruments, net of tax of $(29.5), $5.3 and $21.6, respectively	49.1	(8.7)	(35.4)
Unrealized gain (loss) on marketable securities, net of tax of $0.0, $(0.2) and $0.1, respectively	—	0.3	(0.2)
Foreign currency translation	4.5	5.0	(18.6)
Other comprehensive income (loss), net of tax	90.5	77.1	(180.6)
Comprehensive income (loss), net of tax	223.3	223.6	(59.0)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	0.7	(1.0)
Comprehensive income (loss) attributable to Carpenter	$223.3	$222.9	$(58.0)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2014, 2013 and 2012

($ in millions)	2014	2013	2012

OPERATING ACTIVITIES
Net income	$132.8	$146.5	$121.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	111.9	104.1	83.8
Deferred income taxes	(9.7)	9.4	36.8
Net pension expense	57.9	68.8	42.1
Stock-based compensation expense	11.4	13.1	13.3
Net loss on disposal of property and equipment	1.5	2.2	2.0
Changes in working capital and other:
Accounts receivable	5.6	12.6	(31.1)
Inventories	(37.0)	(14.9)	(77.3)
Other current assets	(5.0)	11.5	1.6
Accounts payable	16.8	(10.3)	(3.9)
Accrued liabilities	(21.1)	9.9	20.1
Boarhead settlement	—	—	(21.8)
Pension contributions	(6.3)	(144.9)	(30.0)
Other post retirement plan contributions	(13.1)	(12.8)	(10.8)
Other, net	(6.1)	(6.7)	(0.2)
Net cash provided from operating activities	239.6	188.5	146.2
INVESTING ACTIVITIES
Purchases of property, equipment and software	(349.2)	(310.2)	(157.8)
Proceeds from disposals of property and equipment	0.3	1.2	1.2
Acquisition of businesses, net of cash acquired	—	—	(12.9)
Capital contributions to equity method investment	—	—	(1.8)
Proceeds received from sale of equity method investment	—	7.9	—
Proceeds from sales and maturities of marketable securities	0.3	0.1	30.5
Net cash used for investing activities	(348.6)	(301.0)	(140.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of discounts and offering costs	—	297.0	—
Payments on long-term debt assumed in acquisition of business	—	—	(153.7)
Payments on long-term debt	—	(101.0)	(100.0)
Dividends paid	(38.5)	(38.3)	(33.7)
Purchase of subsidiary shares from noncontrolling interest	—	(8.4)	—
Tax benefits on share-based compensation	2.3	3.9	2.2
Proceeds from stock options exercised	7.1	2.3	1.8
Net cash (used for) provided from financing activities	(29.1)	155.5	(283.4)
Effect of exchange rate changes on cash and cash equivalents	0.6	3.5	(3.5)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(137.5)	46.5	(281.5)
Cash and cash equivalents at beginning of year	257.5	211.0	492.5
Cash and cash equivalents at end of year	$120.0	$257.5	$211.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and 2013

($ in millions, except share data)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$120.0	$257.5
Accounts receivable, net of allowance for doubtful accounts of $3.4 and $4.1 at June 30, 2014 and 2013, respectively	339.6	342.0
Inventories	699.2	659.2
Deferred income taxes	—	2.7
Other current assets	35.7	20.1
Total current assets	1,194.5	1,281.5
Property, plant and equipment, net	1,407.0	1,168.4
Goodwill	257.7	257.7
Other intangibles, net	80.6	95.0
Other assets	117.7	80.3
Total assets	$3,057.5	$2,882.9

LIABILITIES
Current liabilities:
Accounts payable	$278.1	$252.7
Accrued liabilities	148.0	168.5
Deferred income taxes	4.5	—
Total current liabilities	430.6	421.2
Long-term debt, net of current portion	604.3	604.2
Accrued pension liabilities	203.4	246.9
Accrued postretirement benefits	163.2	151.2
Deferred income taxes	110.7	73.3
Other liabilities	41.0	83.0
Total liabilities	1,553.2	1,579.8

Contingencies and commitments (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,161,875 shares at June 30, 2014 and 54,925,335 shares at June 30, 2013; outstanding 53,137,144 shares at June 30, 2014 and 52,773,060 shares at June 30, 2013	275.8	274.6
Capital in excess of par value	263.5	254.4
Reinvested earnings	1,311.6	1,217.3
Common stock in treasury (2,024,731 shares and 2,152,275 shares at June 30, 2014 and 2013, respectively), at cost	(101.4)	(107.5)
Accumulated other comprehensive loss	(245.2)	(335.7)
Total equity	1,504.3	1,303.1
Total liabilities and equity	$3,057.5	$2,882.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Years Ended June 30, 2014, 2013 and 2012

	Carpenter Stockholders’ Equity
	Common Stock				Accumulated
	Par	Capital in		Common	Other
($ in millions, except	Value	Excess of	Reinvested	Stock in	Comprehensive	Noncontrolling
per share data)	of $5	Par Value	Earnings	Treasury	(Loss) Gain	interest	Total Equity

Balances at June 30, 2011	$273.7	$235.4	$1,022.1	$(532.2)	$(233.3)	$10.3	$776.0
Net income			121.2			0.4	121.6
Pension and post-retirement benefits loss, net of tax					(126.4)		(126.4)
Net loss on derivative instruments, net of tax					(35.4)		(35.4)
Unrealized loss on marketable securities, net of tax					(0.2)		(0.2)
Foreign currency translation					(17.2)	(1.4)	(18.6)
Cash Dividends:
Common @ $0.72 per share			(33.7)				(33.7)
Share-based compensation plans		3.7		6.2			9.9
Uncertain tax positions adjustments		0.4					0.4
Treasury shares issued in connection with acquisition of business		9.6		406.0			415.6
Stock options exercised	0.3	1.5					1.8
Tax windfall on share-based compensation		2.1					2.1
Balances at June 30, 2012	274.0	252.7	1,109.6	(120.0)	(412.5)	9.3	1,113.1
Net income			146.1			0.4	146.5
Pension and post-retirement benefits gain, net of tax					80.5		80.5
Net loss on derivative instruments, net of tax					(8.7)		(8.7)
Purchase of subsidiary shares from noncontrolling interest		1.6				(10.0)	(8.4)
Unrealized gain on marketable securities, net of tax					0.3		0.3
Foreign currency translation					4.7	0.3	5.0
Cash Dividends:
Common @ $0.72 per share			(38.3)				(38.3)
Share-based compensation plans		(5.5)		12.5			7.0
Stock options exercised	0.6	1.7					2.3
Tax windfall on share-based compensation		3.9					3.9
Other			(0.1)				(0.1)
Balances at June 30, 2013	274.6	254.4	1,217.3	(107.5)	(335.7)	—	1,303.1
Net income			132.8				132.8
Pension and post-retirement benefits gain, net of tax					36.9		36.9
Net gain on derivative instruments, net of tax					49.1		49.1
Foreign currency translation					4.5		4.5
Cash Dividends:
Common @ $0.72 per share			(38.5)				(38.5)
Share-based compensation plans		0.9		6.1			7.0
Stock options exercised	1.2	5.9					7.1
Tax windfall on share-based compensation		2.3					2.3
Balances at June 30, 2014	$275.8	$263.5	$1,311.6	$(101.4)	$(245.2)	$—	$1,504.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

For the Years Ended June 30, 2014, 2013 and 2012

	Common Shares
			Net
	Issued	Treasury	Outstanding

Balances at June 30, 2011	54,730,291	(10,622,911)	44,107,380
Treasury shares issued in connection with acquisition of business	—	8,100,000	8,100,000
Stock options exercised	79,444	—	79,444
Share-based compensation plans	—	126,143	126,143
Balances at June 30, 2012	54,809,735	(2,396,768)	52,412,967
Stock options exercised	115,600	—	115,600
Share-based compensation plans	—	244,493	244,493
Balances at June 30, 2013	54,925,335	(2,152,275)	52,773,060
Stock options exercised	236,540	—	236,540
Share-based compensation plans	—	127,544	127,544
Balances at June 30, 2014	55,161,875	(2,024,731)	53,137,144

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Carpenter and all majority-owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.  Investments in companies in which Carpenter exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for on the equity method of accounting and Carpenter’s share of their income or loss is included in other income, net in the consolidated statements of income. In November 2012, the Company dissolved its strategic partnership with Sandvik Materials Technology (“Sandvik”). Prior to the dissolution of the strategic partnership, the Company owned a 40 percent interest in Sandvik Powdermet AB, which the Company accounted for as an equity method investment. In addition, Sandvik owned a 40 percent interest in Carpenter Powder Products AB which has historically been reported as a noncontrolling interest.  Prior to November 2012, the financial results of Carpenter Powder Products AB were consolidated into the Company’s operating results and financial position, with the 40 percent interest of the noncontrolling partner recognized in the consolidated statement of income as net income attributable to noncontrolling interest and as equity attributable to the noncontrolling interest within total equity.

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $28.3 million, $26.4 million and $18.7 million for the years ended June 30, 2014, 2013 and 2012 respectively, is recognized when title and risk of loss has transferred to the customer, collectability is reasonably assured and pricing is fixed and determinable. This generally occurs when products are shipped.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of income.

Research and Development

Research and development expenditures, which amounted to $18.5 million, $19.4 million and $20.5 million in fiscal years 2014, 2013 and 2012, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statement of income.  The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses.  Substantially all development costs are related to developing new products or designing significant improvements to existing products.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost or market.  Cost for inventories is principally determined by the Last-In, First-Out (“LIFO”) method.  Carpenter also uses the First-In, First-Out (“FIFO”) and average cost methods.  As of June 30, 2014 and 2013, $161.2 million and $173.3 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives ranging principally from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $6.4 million, $6.8 million and $6.1 million for the years ended June 30, 2014, 2013 and 2012, respectively.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment.  Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed.  Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated.  Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable.  Most estimated liabilities are not discounted to present value, but estimated assets are measured on a discounted basis.  For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years.

Derivative Financial Instruments

All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or other comprehensive income.  Carpenter enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments or assets and liabilities denominated in foreign currencies.  The Company has utilized interest rate swaps to convert fixed rate debt to floating rate.

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

Earnings per Share

The Company calculates basic and diluted earnings per share using the two class method.  Under the two class method, earnings are allocated to common stock and participating securities (restricted stock units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings.  The earnings available to each class of stock are divided by the weighted average number of shares for the period in each class.  Diluted earnings per share assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2014, 2013 and 2012, no customer accounted for 10 percent or more of total net sales.

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

Reclassifications

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal year 2014 presentation.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                                      Revision to Statements of Cash Flows

During fiscal year 2014, the Company identified an error in the classification of amounts in previously reported statements of cash flows. The classification error is related to the reporting of purchases of property, equipment and software that should be adjusted for amounts not yet paid in cash as of the balance sheet date, which were previously incorrectly reflected as cash used in investing activities and cash provided from operating activities. The Company assessed the materiality of this classification error and determined that the classification error is not material to any previously reported financial statements. The revision of prior reported amounts has no impact on the reported change in cash and cash equivalents or amounts reported in the consolidated balance sheets, statements of income, statements of comprehensive income or statements of changes in equity.  The effects of the revisions to the statements of cash flows for the years ended June 30, 2013 and 2012 are presented in the following table:

June 30, 2013
($ in millions)	As Reported	Revision Impact	As Revised
Net cash provided from (used for) operating activities	$215.2	$(26.7)	$188.5
Net cash (used for) provided from investing activities	(327.7)	26.7	(301.0)
Net cash provided from financing activities	155.5	—	155.5
Effect of exchange rate changes on cash and cash equivalents	3.5	—	3.5
Increase in cash and cash equivalents	$46.5	$—	$46.5

June 30, 2012
($ in millions)	As Reported	Revision Impact	As Revised
Net cash provided from (used for) operating activities	$160.3	$(14.1)	$146.2
Net cash (used for) provided from investing activities	(154.9)	14.1	(140.8)
Net cash used for financing activities	(283.4)	—	(283.4)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	—	(3.5)
Decrease in cash and cash equivalents	$(281.5)	$—	$(281.5)

3.                                      Acquisition

Latrobe Specialty Metals, Inc.

On February 29, 2012, the Company completed its acquisition of Latrobe Specialty Metals, Inc. (“Latrobe”) for a total purchase price of $427.0 million, net of cash acquired (the “Latrobe Acquisition”). The purchase price included the issuance of 8.1 million shares of the Company’s common stock to former Latrobe stockholders in exchange for their Latrobe capital stock and $11.5 million of cash paid at closing, net of cash acquired of $2.5 million, to satisfy certain costs of the sellers. The fair value of the shares issued as part of the consideration paid for Latrobe was determined based on the closing market price of the Company’s shares on the acquisition date. The Company also assumed $153.7 million of indebtedness which was paid off in cash concurrently with the closing of the acquisition.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Latrobe manufactures and distributes high-performance specialty metals serving customers across end-use markets including the aerospace and defense, energy and industrial markets. The manufacturing operations of Latrobe are based principally in Latrobe, Pennsylvania.

The following is a summary of the purchase price allocation in connection with the Latrobe Acquisition.

($ in millions)	Purchase Price Allocation
Accounts receivable	$67.0
Inventory	242.6
Property, plant and equipment	172.4
Intangible assets	87.1
Other	9.8
Accounts Payable and accrued liabilities	(64.1)
Long-term debt	(153.7)
Pension and other postretirement liabilities	(100.8)
Deferred income taxes	(45.0)
Total identifiable net assets	215.3
Goodwill	211.7
Total purchase price, net of cash acquired	$427.0

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

In connection with the Latrobe Acquisition, the Company incurred approximately $11.7 million of acquisition-related costs during the fiscal year ended June 30, 2012. These costs are included in the consolidated statements of income and represent incremental legal, accounting and investment banking fees incurred in connection with the transaction as well as approximately $5.2 million of liability for costs associated with the sale of certain Latrobe assets necessary to obtain approval for the transaction from the Federal Trade Commission (“FTC”). As part of the FTC approval, the Company entered into a consent decree to transfer assets and technical knowledge to Eramet S.A. and its subsidiaries, Aubert & Duval and Brown Europe, which will allow them to become a second manufacturer of two specific alloys in order to provide customers with a supply alternative in the marketplace.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma results presented below include the effects of the Latrobe Acquisition as if it had occurred as of July 1, 2010. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the depreciation and amortization associated with estimates for the fair value of the property and equipment and acquired intangible assets and the impacts of the elimination of Latrobe debt that was repaid at closing. The supplemental proforma earnings were adjusted to exclude acquisition related costs in the fiscal year 2012 period.

($ in millions, except per share data)	Year Ended June 30, 2012
Revenue	$2,339.6
Earnings	$160.1
Earnings per Common Share
Basic	$3.04
Diluted	$3.01

The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information above is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

Arwin Machining Plus, Ltd.

On December 15, 2011, the Company acquired substantially all of the assets of Arwin Machining Plus, Ltd. (“Arwin”) for a cash purchase price of $1.4 million.  The Arwin assets, consisting principally of machinery and equipment, have been integrated into the Canadian operations of Amega West Services (“Amega West”), a wholly owned subsidiary of the Company.  The Company believes the acquisition enhances Amega West’s machining capabilities by adding the expertise and positions necessary to increase responsiveness to customers and to assist with the development of new directional drilling applications. The purchase price was allocated $0.7 million to machinery and equipment and $0.7 million to goodwill, most of which is deductible for tax purposes.

4.                                      Earnings per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2014, 2013 and 2012 were as follows:

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended June 30,
($ in millions, except per share data)	2014	2013	2012
Net income attributable to Carpenter	$132.8	$146.1	$121.2
Less: earnings and dividends allocated to participating securities	(0.4)	(0.8)	(1.1)

Earnings available for Carpenter common shareholders used in calculation of basic earnings per share	$132.4	$145.3	$120.1

Weighted average number of common shares outstanding, basic	53.3	52.9	47.1

Basic earnings per common share	$2.48	$2.75	$2.55

Net income attributable to Carpenter	$132.8	$146.1	$121.2
Less: earnings and dividends allocated to participating securities	(0.4)	(0.8)	(1.1)

Earnings available for Carpenter common shareholders used in calculation of diluted earnings per share	$132.4	$145.3	$120.1

Weighted average number of common shares outstanding, basic	53.3	52.9	47.1

Effect of shares issuable under share-based compensation plans	0.3	0.3	0.4

Weighted average number of common shares outstanding, diluted	53.6	53.2	47.5

Diluted earnings per common share	$2.47	$2.73	$2.53

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2014	2013	2012
Stock options	0.1	0.4	—

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.                                      Inventories

	June 30,
($ in millions)	2014	2013
Raw materials and supplies	$122.3	$111.6
Work in process	393.9	325.9
Finished and purchased products	183.0	221.7
Total inventory	$699.2	$659.2

If the first-in, first-out method of inventory had been used instead of the LIFO method, inventories would have been $195.7 million and $222.4 million higher as of June 30, 2014 and 2013, respectively.  Current cost of LIFO-valued inventories was $733.7 million at June 30, 2014 and $708.3 million at June 30, 2013.  The reductions in LIFO-valued inventories decreased cost of sales by $0.0 million during fiscal year 2014, $2.1 million during fiscal year 2013, and $0.0 million during fiscal year 2012.

6.                                      Property, Plant and Equipment

	June 30,
($ in millions)	2014	2013
Land	$27.1	$20.9
Buildings and building equipment	451.3	326.4
Machinery and equipment	1,956.1	1,555.7
Construction in progress	79.1	292.1
Total at cost	2,513.6	2,195.1
Less: accumulated depreciation and amortization	1,106.6	1,026.7
Total property, plant, and equipment	$1,407.0	$1,168.4

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)

Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation for the years ended June 30, 2014, 2013 and 2012 was $93.3 million, $85.1 million and $71.5 million, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.                                      Goodwill and Other Intangible Assets, Net

Goodwill

Historically, the Company has conducted its annual goodwill impairment test as of June 30 for its reporting units, other than the reporting units acquired in connection with the Latrobe Acquisition (Latrobe Manufacturing, Latrobe Distribution and Specialty Steel Supply (“SSS”), which were tested for impairment annually as of February 28. In the fourth quarter of fiscal year 2014, the Company changed the annual impairment testing date for the Latrobe Distribution and SSS reporting units to June 30, which was considered a change in accounting principle. The change to the goodwill impairment testing date is preferable. The change in accounting principle did not accelerate, delay or cause a goodwill impairment charge. In addition, to reflect the continued integration of the Latrobe Manufacturing operations into the Company’s SAO segment the discrete financial information at the Latrobe Manufacturing level ceased to be available during the fourth quarter of fiscal year 2014; therefore, effective April 1, 2014, the SAO segment is the reporting unit for goodwill impairment testing purposes. The Company performed a goodwill impairment test for the SAO segment at June 30, 2014. As a result of the change in the annual impairment testing date, goodwill was also tested for impairment at the Latrobe Distribution and SSS reporting units at June 30, 2014. As a result of the impairment testing completed as of June 30, 2014 and February 28, 2014, the Company has determined that there was no goodwill impairment.

The changes in the carrying amount of goodwill by reportable segment for fiscal years 2014 and 2013 were as follows:

($ in millions)	June 30, 2012	Other	June 30, 2013	Other	June 30, 2014

Goodwill	$295.2	$(2.8)	$292.4	$—	$292.4
Accumulated impairment losses	(34.7)	—	(34.7)	—	(34.7)
Total goodwill	$260.5	$(2.8)	$257.7	$—	$257.7

Specialty Alloys Operations	$202.9	$(7.4)	$195.5	$—	$195.5
Performance Engineered Products	57.6	4.6	62.2	—	62.2
Total goodwill	$260.5	$(2.8)	$257.7	$—	$257.7

The amounts included in “other” in the above table represent adjustments to amounts recorded in goodwill associated with the fiscal year 2012 Latrobe acquisition to reflect the final purchase price allocation that was completed during fiscal year 2013.

Other Intangible Assets, Net

		June 30, 2014			June 30, 2013
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	2.5 - 30	$42.0	$(27.2)	$14.8	$42.0	$(22.1)	$19.9
Customer relationships	5 - 15	78.2	(15.2)	63.0	78.2	(9.4)	68.8
Non-compete agreements	6.5	5.4	(2.9)	2.5	5.4	(2.1)	3.3
Contracts	2.9	1.5	(1.2)	0.3	3.7	(0.7)	3.0
Total		$127.1	$(46.5)	$80.6	$129.3	$(34.3)	$95.0

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carpenter recorded $12.2 million of amortization expense related to intangible assets during fiscal year 2014, $12.2 million during fiscal year 2013 and $6.2 million during fiscal year 2012. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $8.8 million in fiscal year 2015, $7.4 million in fiscal year 2016, $6.8 million in fiscal year 2017, $6.0 million in fiscal year 2018 and $6.0 million in fiscal year 2019.

8.                                      Debt

On February 26, 2013, the Company completed an offering and sale of $300 million in aggregate principal amount of its 4.45% Senior Notes due 2023 (the “Notes”). The Notes accrue interest at the rate of 4.45% per annum, with interest payable in cash semi-annually in arrears on each March 1 and September 1, commencing September 1, 2013. The Notes will mature on March 1, 2023. The Notes will be senior unsecured indebtedness of the Company, ranking equally in right of payment with all its existing and future senior unsecured indebtedness and senior to its future subordinated indebtedness. We used the net proceeds from the issuance of the Notes to repay in full $100 million in aggregate principal amount of our senior unsecured notes due May 2013. We used the remaining net proceeds from the issuance of the Notes for general corporate purposes, which included discretionary pension contributions, additions to working capital and capital expenditures.

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

Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” that are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of June 30, 2014), and for Base Rate-determined loans, from 0.0% to 0.90% (0.25% as of June 30, 2014). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.15% as of June 30, 2014), determined based upon the Company’s Debt Rating, of the $500 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of June 30, 2014), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2014, the Company had $8.2 million of issued letters of credit under the Credit Agreement, with the balance of $491.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (of 3.50 to 1.00 for any period of four consecutive fiscal quarters of the Company). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined, to consolidated capitalization, as defined. As of June 30, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt outstanding as of June 30, 2014 and 2013 consisted of the following:

	June 30,
($ in millions)	2014	2013
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at June 30, 2014 and 2013)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at June 30, 2014 and 2013)	249.7	249.7
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at June 30, 2014 and 2013)	299.6	299.5
Total	604.3	604.2
Less amounts due within one year	—	—
Long-term debt, net of current portion	$604.3	$604.2

Aggregate maturities of long-term debt for the five years subsequent to June 30, 2014, are $0.0 million in fiscal year 2015, 2016, 2017, $55.0 million in 2018, $0.0 in 2019 and $550.0 million thereafter.

For the years ended June 30, 2014, 2013 and 2012, interest costs totaled $32.1 million, $27.8 million and $25.0 million, respectively, of which $15.1 million, $6.8 million and $1.2 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

9.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2014 and 2013:

	June 30,
($ in millions)	2014	2013
Accrued compensation and benefits	$49.8	$62.0
Accrued pension liabilities	19.3	9.7
Accrued postretirement benefits	15.5	15.4
Accrued interest expense	11.2	11.2
Deferred revenue	7.5	5.2
Derivative financial instruments	4.7	29.1
Accrued income taxes	8.4	8.1
Other	31.6	27.8
Total accrued liabilities	$148.0	$168.5

10.                               Pension and Other Postretirement Benefits

Carpenter provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary. Effective January 1, 2012, new employees are not eligible to participate in the Company’s largest defined benefit pension plan.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carpenter also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Benefit payments are currently paid from corporate assets.  Plan assets are maintained in a Voluntary Employee Benefit Association Trust (“VEBA”).

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

			Other
	Pension Plans		Postretirement Plans
($ in millions)	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,186.7	$1,218.1	$259.8	$282.2
Service cost	32.1	32.5	4.0	4.4
Interest cost	57.5	53.0	12.5	12.2
Benefits paid	(81.0)	(70.6)	(13.5)	(13.1)
Actuarial loss (gain)	53.2	(45.7)	22.4	(25.9)
Plan settlements	(0.2)	(0.6)	—	—
Plan amendments	(1.3)	—	—	—
Projected benefit obligation at end of year	$1,247.0	$1,186.7	$285.2	$259.8

Change in plan assets:
Fair value of plan assets at beginning of year	$930.2	$770.9	$93.2	$85.3
Actual return	165.7	82.3	13.7	8.2
Benefits paid	(81.0)	(70.6)	(13.5)	(13.1)
Contributions	9.8	148.2	13.1	12.8
Plan settlements	(0.3)	(0.6)	—	—
Fair value of plan assets at end of year	$1,024.4	$930.2	$106.5	$93.2

Funded status of the plans	$(222.6)	$(256.5)	$(178.7)	$(166.6)

Amounts recognized in the consolidated balance sheets:
Other assets - noncurrent	$0.1	$0.1	$—	$—
Accrued liabilities - current	(19.3)	(9.7)	(15.5)	(15.4)
Accrued pension liabilities - noncurrent	(203.4)	(246.9)	—	—
Accrued postretirement benefits	—	—	(163.2)	(151.2)
	$(222.6)	$(256.5)	$(178.7)	$(166.6)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Other
	Pension Plans		Postretirement Plans
($ in millions)	2014	2013	2014	2013
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$341.2	$412.4	$50.8	$36.9
Prior service cost (credit)	1.0	2.9	—	(0.1)

Total	$342.2	$415.3	$50.8	$36.8

Additional information:

Accumulated benefit obligation for all pension plans	$1,154.0	$1,072.3	N/A	N/A

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2014 and 2013:

	Pension Plans		Other Postretirement Plans
($ in millions)	2014	2013	2014	2013
Projected benefit obligation	$1,246.9	$1,186.6	$285.2	$259.8
Fair value of plan assets	$1,024.2	$930.0	$106.5	$93.2

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2014 and 2013:

	Pension Plans		Other Postretirement Plans
($ in millions)	2014	2013	2014	2013
Accumulated benefit obligation	$1,153.9	$1,072.2	$285.2	$259.8
Fair value of plan assets	$1,024.2	$930.0	$106.5	$93.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2014, 2013 and 2012 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2014	2013	2012	2014	2013	2012
Service cost	$32.1	$32.5	$23.0	$4.0	$4.4	$3.7
Interest cost	57.5	53.0	51.3	12.5	12.2	11.8
Expected return on plan assets	(62.9)	(54.8)	(54.2)	(6.5)	(6.4)	(6.4)
Amortization of net loss	21.8	28.1	17.5	1.2	3.2	2.6
Amortization of prior service cost (benefit)	0.5	0.7	0.7	(0.1)	(4.1)	(7.9)
Net periodic benefit costs	$49.0	$59.5	$38.3	$11.1	$9.3	$3.8

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

Historically, the Company capitalized in inventory only the service cost portion of periodic benefit costs associated with manufacturing employees. During the quarter ended December 31, 2013, the Company began to capitalize the portion of periodic benefit costs related to the interest cost, expected return on assets and amortization of actuarial net loss and prior service cost (benefit), which the Company refers to as pension earnings, interest and deferrals (“pension EID”) expense, related to current manufacturing employees in inventory. The impact of this change resulted in an increase in the amount of capitalized periodic benefit costs of $2.2 million during year ended June 30, 2014. This change did not have a material impact on any previously reported amounts.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans			Other Postretirement Plans
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations at fiscal year end
Discount rate	4.47%	5.00%	4.50%	4.27%	5.00%	4.50%
Rate of compensation increase	3.57%	3.66%	3.67%	N/A	N/A	N/A

	Pension Plans			Other Postretirement Plans
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
Discount rate	5.00%	4.50%	5.50%	4.95%	4.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%	7.00%	7.50%	8.00%
Long-term rate of compensation increase	3.57%	3.67%	3.66%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	June 30,
	2014	2013
Assumed health care cost trend rate	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.6 million and increase the postretirement benefit obligation by $10.7 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.5 million and decrease the postretirement benefit obligation by $9.3 million.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension expense, which we define to include the net periodic benefit costs of both the pension and other postretirement plans, is estimated to be $45.9 million for the year ended June 30, 2015, comprised of $34.3 million of net periodic benefit costs for pension plans and $11.6 million of net periodic benefit costs for other postretirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefit costs for pension plans for the year ended June 30, 2015 were 4.25 - 4.50 percent and 6.25 - 7.00 percent, respectively.  The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefits costs for other postretirement benefit plans for the year ended June 30, 2015 were 4.25 - 4.50  percent and 6.25 percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2015 are:

		Other
	Pension	Postretirement
($ in millions)	Plans	Plans	Total
Amortization of prior service cost	$0.3	$—	$0.3
Amortization of net actuarial loss	16.7	2.0	18.7
Amortization of accumulated other comprehensive loss	$17.0	$2.0	$19.0

Carpenter’s U.S. pension plans’ weighted-average asset allocations at June 30, 2014 and 2013, by asset category are as follows:

	2014	2013
Equity securities	55.1%	63.5%
Fixed income securities	44.2	34.3
Cash and cash equivalents	0.7	2.2
Total	100.0%	100.0%

Carpenter’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets.  Return seeking assets include domestic and international equities and high yield bond funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy.  The assets related to Carpenter’s other postretirement benefit plans were invested approximately 60 percent U.S. and equities and 40 percent fixed income securities of June 30, 2014.  Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s pension plan assets as of June 30, 2014 and 2013, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2014			June 30, 2013
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$—	$15.3	$15.3	$—	$13.7	$13.7
Domestic and international equities	142.1	—	142.1	281.8	—	281.8
Commingled funds	64.7	341.4	406.1	52.1	164.4	216.5
Limited partnerships	—	52.0	52.0	—	137.9	137.9
Government agency bonds	4.8	129.8	134.6	7.9	101.9	109.8
Corporate bonds	—	248.1	248.1	—	149.8	149.8
Mutual funds	2.9	—	2.9	2.5	—	2.5
Mortgage/asset backed securities and other	—	23.3	23.3	—	18.2	18.2

	$214.5	$809.9	$1,024.4	$344.3	$585.9	$930.2

The fair values of the Company’s other postretirement benefit plans as of June 30, 2014 and 2013, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2014			June 30, 2013
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commingled fund	$—	$61.2	$61.2	$—	$51.4	$51.4
Short-term investments	—	17.2	17.2	—	14.2	14.2
Government agency bonds	—	18.6	18.6	—	15.9	15.9
Corporate bonds and other	—	6.8	6.8	—	7.5	7.5
Mortgage backed securities	—	2.7	2.7	—	4.2	4.2

	$—	$106.5	$106.5	$—	$93.2	$93.2

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows — Employer Contributions

The Company made contributions to the qualified US pension plans of $6.3 million, $144.9 million and $30.0 million during fiscal years 2014, 2013 and 2012, respectively. The Company currently expects to make approximately $15.5 million in required contributions to the Company’s pension plans during fiscal year 2015.  During the years ended June 30, 2014, 2013 and 2012, the Company made contributions of $3.2 million, $3.3 million and $3.2 million to other non-qualified pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.  Pension benefits are currently paid from plan assets and other benefits are currently paid from corporate assets:

	Pension	Other
($ in millions)	Benefits	Benefits
2015	$77.0	$15.4
2016	$77.6	$16.4
2017	$78.6	$17.2
2018	$80.7	$17.9
2019	$82.3	$18.4
2020-2024	$439.5	$95.9

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees.  Company contributions to the plan were $10.6 million in fiscal year 2014, $8.9 million in fiscal year 2013 and $6.8 million in fiscal year 2012.

11.                               Contingencies and Commitments

Environmental

Carpenter is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of Carpenter’s operations, compliance costs to date have not been material.  Carpenter has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste disposal sites and other third party owned sites.  Additionally, Carpenter has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against Carpenter. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites has been determined.  The liability for future environmental remediation costs is evaluated by management on a quarterly basis.  Carpenter accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable costs related to environmental remediation. During fiscal years 2014, 2013 and 2012, the Company increased the liabilities recorded for environmental remediation costs by $0.7 million, $0.3 million and $0.7 million, respectively. The liabilities recorded for environmental remediation costs at Superfund sites, at other third party-owned sites and at Carpenter-owned current or former operating facilities remaining at June 30, 2014 and 2013 was $15.5 million and $14.8 million, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business.  The commitments include both fixed and variable price provisions.  Raw material prices as of June 30, 2014 were used for commitments with variable pricing.  The purchase commitments covered by these agreements aggregate to approximately $231.2 million as of June 30, 2014 all of which relates to fiscal year 2015.

12.                               Operating Leases

The Company leases certain facilities and equipment under operating leases.  Total rent expense was $12.8 million, $12.3 million and $9.8 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2014 are:  $9.6 million in fiscal year 2015, $7.2 million in fiscal year 2016, $4.2 million in fiscal year 2017, $2.7 million in fiscal year 2018, $2.4 million in fiscal year 2019 and $8.1 million thereafter.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

June 30, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$5.2	$5.2
Derivative financial instruments	20.4	20.4
Total assets	$25.6	$25.6

Liabilities:
Derivative financial instruments	$10.9	$10.9

June 30, 2013	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$5.4	$5.4
Derivative financial instruments	0.9	0.9
Total assets	$6.3	$6.3

Liabilities:
Derivative financial instruments	$73.1	$73.1

The Company’s derivative financial instruments consist of commodity forward contracts, foreign exchange forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique.  The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third party leading financial news and data providers.  This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments so they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 15.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts and estimated fair values of Carpenter’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2014		June 30, 2013
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$604.3	$638.7	$604.2	$602.8
Company-owned life insurance	$16.2	$16.2	$13.6	$13.6

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of June 30, 2014 and June 30, 2013 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as using Level 2 inputs in the fair value hierarchy.

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

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $11.4 million, $13.1 million, and $13.3 million for the years ended June 30, 2014, 2013 and 2012, respectively.

1993 Plan

The 1993 plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant.  The 1993 plan provides the Chief Executive Officer with limited authority to grant awards.  As of June 30, 2014, 2,030,020 shares were available for awards which may be granted under this plan.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Director’s Plan

The Director’s plan provides for the granting of stock options and stock units to non-employee Directors. As of June 30, 2014, 752,532 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2014, 2013 and 2012 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2014	2013	2012
Expected volatility	49%	55%	54%
Dividend yield	1.3%	1.5%	1.3%
Risk-free interest rate	1.4%	0.7%	1.4%
Expected term (in years)	5.0	5.0	5.0

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Millions)
Outstanding at June 30, 2011	956,807	$29.23
Granted	152,450	55.04
Exercised	(79,444)	23.57
Cancelled	(7,207)	27.11
Outstanding at June 30, 2012	1,022,606	33.54
Granted	198,904	48.60
Exercised	(115,600)	19.82
Cancelled	(17,182)	48.42
Outstanding at June 30, 2013	1,088,728	37.51
Granted	243,292	54.65
Exercised	(236,540)	30.19
Cancelled	(31,585)	49.83
Outstanding at June 30, 2014	1,063,895	$42.69	6.5 Years	$21.9

Exercisable at June 30, 2014	694,469	$37.15	5.5 Years	$18.1

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2014	Weighted Average Exercise Price
$5.00 - $20.00	73,412	5.1	$17.29	73,412	$17.29
$20.01 - $30.00	185,293	5.0	22.67	185,293	22.67
$30.01 - $40.00	139,350	6.1	34.66	139,350	34.66
$40.01 - $50.00	214,858	7.0	46.75	118,199	45.68
$50.01 - $63.54	450,982	7.2	55.60	178,215	56.70
	1,063,895		$42.69	694,469	$37.15

The weighted average grant date fair value of options awarded during fiscal years 2014, 2013 and 2012 was $21.31, $20.37 and $23.46, respectively. Share-based compensation charged against income related to stock options for the years ended June 30, 2014, 2013 and 2012 was $3.5 million, $3.4 million and $3.1 million, respectively. As of June 30, 2014, $3.2 million of compensation cost related to nonvested stock options remains to be recognized over a weighted average remaining life of 1.8 years.

Of the options outstanding at June 30, 2014, 848,921 relate to the 1993 plan and 214,974 relate to the Directors’ Plan.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Awards (1993 Plan)

Restricted stock unit awards are granted to employees with performance and/or service conditions. Earned restricted stock unit awards receive non-forfeitable cash dividends during the restriction period. The fair value of the restricted stock unit awards is determined based on the close price of the Company’s stock on the grant date.

Performance-based restricted stock unit awards are earned depended upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. These shares typically vest zero to two years from the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period.

Time-based restricted stock unit awards typically vest three years from the date of grant. Compensation cost related to time-based stock unit awards is recognized over the vesting period of the award.

Amounts charged to compensation expense for restricted stock unit awards was $2.8 million, $4.8 million and $6.1 million for the years end June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, $1.6 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.3 years.

	Number of Awards	Weighted- Average Grant Date Fair Value
Restricted Balance at June 30, 2011	480,741	$28.17
Time-based granted	43,408	49.75
Performance-based granted	77,423	55.69
Vested	(171,140)	28.00
Forfeited	(11,101)	21.75
Restricted Balance at June 30, 2012	419,331	35.71
Time-based granted	22,838	50.15
Performance-based granted	41,816	47.85
Vested	(254,967)	31.39
Forfeited	(13,603)	51.85
Restricted Balance at June 30, 2013	215,415	43.75
Time-based granted	14,086	52.58
Performance-based granted	20,794	48.85
Vested	(120,117)	43.96
Forfeited	(16,615)	48.02
Restricted Balance at June 30, 2014	113,563	$44.99

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Stockholder Return Awards

The Company granted Total Stockholder Return (“TSR”) awards in fiscal years 2014, 2013 and 2012. The TSR awards are granted at a target number of shares.  The fiscal 2013 and 2012 TSR awards are earned based on the Company’s total stockholder return compared to the total stockholder returns of a group of peer companies at the end of a three-year period. Beginning with fiscal year 2014, TSR awards are earned based on the Company’s total stockholder return compared to the total stockholder returns of the Russell Materials and Processing Growth Index at the end of a three-year period. The actual number of shares awarded may range from a minimum of 50 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost recognized in fiscal years 2014, 2013 and 2012 related to TSR awards was $3.9 million, $3.7 million and $3.0 million, respectively.

Director Stock Units

According to the provisions of the Director’s plan, on the date of each annual stockholders’ meeting or on such other regularly scheduled date as the Board of Directors may determine from time to time in light of the Company’s prevailing practices for the grant of equity awards to employees, each Director shall be granted, in place of cash compensation, a number of stock units determined by dividing 50 percent of the Director’s annual retainer by the fair market value of the Company’s common stock on that date. These stock units vest as to one-quarter of the units for every three months of service following the grant date and are fully vested on the first anniversary of the grant date.  At the Director’s election, the remaining 50 percent of the annual retainer and 100 percent of committee chair fees may be paid in stock units in lieu of cash. These units are immediately vested.

In addition to the grant of retainer stock units described above, each Director may be granted annually an additional award of stock units as the Board may determine by resolution.  These stock units vest as to one-quarter of the units for every three months of service following the grant date and are fully vested on the first anniversary of the grant date.

Additional units are credited to each Director on a quarterly basis to reflect dividend equivalents on the Company’s common stock.

In the case of separation from service due to death or disability, all stock units shall immediately vest.

Following a Director’s separation from service, or such other elected distribution date or event, the number of stock units credited to the Director’s account will be converted to an equivalent number of the Company’s common stock.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2011	195,701	$25.81
Granted	22,660	47.89
Dividend equivalents	3,049	—
Outstanding at June 30, 2012	221,410	27.10
Granted	21,710	53.53
Dividend equivalents	3,399	—
Outstanding at June 30, 2013	246,519	30.06
Granted	19,770	59.47
Dividend equivalents	3,026	—
Outstanding at June 30, 2014	269,315	$32.25

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year and amounted to $1.2 million, $1.2 million and $1.1 million for the years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

15.                               Derivatives and Hedging Activities

The Company uses commodity forwards, interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments have had on the Company’s financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in other comprehensive income to the extent effective, and reclassified to costs of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2014, the Company had forward contracts to purchase 30.1 million pounds of certain raw materials with settlement dates through June 2019.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2014, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts was not material.

Fair Value Hedging - Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2014, the Company has no outstanding interest rate swaps, as all previous interest rate swaps have been settled and terminated.  For the years ended June 30, 2014, 2013 and 2012, net gains of $0.0 million, $1.4 million and $1.4 million, respectively, were recorded as a reduction to interest expense. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2014 and 2013:

June 30, 2014 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$11.3	$11.3
Other assets	—	9.1	9.1
Total asset derivatives	$—	$20.4	$20.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.4	$4.3	$4.7
Other liabilities	0.2	6.0	6.2
Total liability derivatives	$0.6	$10.3	$10.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$—	$0.9
Total asset derivatives	$0.9	$—	$0.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.4	$28.7	$29.1
Other liabilities	—	44.0	44.0
Total liability derivatives	$0.4	$72.7	$73.1

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings or it becomes probable that the forecasted transaction will not occur.  The following is a summary of the gains (losses) related to cash flow hedges recognized during the years ended June 30, 2014, 2013 and 2012:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Years Ended June 30,
($ in millions)	2014	2013	2012
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$59.3	$(43.2)	$(79.0)
Foreign exchange contracts	(1.6)	1.9	(0.1)
Forward interest rate swaps	—	2.7	—
Total	$57.7	$(38.6)	$(79.1)

	Location of (Loss) Gain	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Reclassified from AOCI into	Years Ended June 30,
($ in millions)	Income (Effective Portion)	2014	2013	2012
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(20.5)	$(24.9)	$(23.4)
Foreign exchange contracts	Net sales	(0.8)	0.1	1.2
Forward interest rate swaps	Interest expense	0.4	0.2	—
Total		$(20.9)	$(24.6)	$(22.2)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Location of Loss Reclassified	Amount of Loss Reclassified from AOCI into Income (Ineffective Portion)
	from AOCI into Income	Years Ended June 30,
($ in millions)	(Ineffective Portion)	2014	2013	2012
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(0.3)	$—	$—
Foreign exchange contracts	Net sales	—	—	—
Forward interest rate swaps	Interest expense	—	—	—
Total		$(0.3)	$—	$—

The Company estimates that $6.0 million of net derivative gains included in AOCI as of June 30, 2014 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2014.

The changes in AOCI associated with derivative hedging activities during the years ended June 30, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance at July 1	$(41.5)	$(32.8)	$2.6
Current period changes in fair value, net of tax	36.0	(24.2)	(49.1)
Reclassification to earnings, net of tax	13.1	15.5	13.7
Balance at June 30	$7.6	$(41.5)	$(32.8)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of June 30, 2014 the Company had no cash collateral held by counterparties.

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

16.                               Income Taxes

Income before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2014	2013	2012
Domestic	$178.6	$198.0	$168.4
Foreign	17.8	18.8	20.2
Income before income taxes	$196.4	$216.8	$188.6

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2014	2013	2012
Current:
Federal	$61.3	$49.7	$21.5
State	6.5	5.9	2.9
Foreign	5.5	5.3	5.8
Total current	73.3	60.9	30.2
Deferred:
Federal	(8.0)	7.8	32.5
State	(1.4)	2.5	4.1
Foreign	(0.3)	(0.9)	0.2
Total deferred	(9.7)	9.4	36.8

Total income tax expense	$63.6	$70.3	$67.0

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rate:

	Years Ended June 30,
(% of pre-tax income)	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	2.0	2.2
Domestic manufacturing deduction	(3.5)	(2.7)	(2.3)
Other, net	(1.6)	(1.9)	0.6
Effective income tax rate	32.4%	32.4%	35.5%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases.  The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheet are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2014, the Company had state net operating loss carryforwards of $319.6 million expiring between 2015 and 2033. Based on current year and forecasted taxable state income, we determined that it was appropriate to reverse a portion of the valuation allowance in fiscal year 2014. A tax benefit was recognized through the reduction of the valuation allowance in the amount of $1.5 million in fiscal year 2014.  A significant portion of the state net operating loss carryforwards are subject to an annual limitation that under current law is likely to limit future tax benefits to approximately $5 million.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
($ in millions)	2014	2013
Deferred tax assets:
Pensions	$82.7	$96.5
Postretirement provisions	66.9	64.6
Net operating loss carryforwards	20.6	21.3
Derivatives and hedging activities	—	25.2
Other	35.0	32.6
Gross deferred tax assets	205.2	240.2
Valuation allowances	(17.8)	(19.2)
Net deferred tax assets	187.4	221.0

Deferred tax liabilities:
Depreciation	(232.3)	(227.4)
Intangible assets	(37.5)	(43.0)
Inventories	(28.8)	(21.1)
Other	(4.0)	—
Total deferred tax liabilities	(302.6)	(291.5)

Deferred tax liabilities	$(115.2)	$(70.5)

At June 30, 2014, the Company had undistributed earnings of foreign subsidiaries, amounting to $128.4 million on which deferred income taxes have not been provided because earnings are expected to be reinvested indefinitely outside of the U.S.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes in various foreign tax jurisdictions. It is not practical to calculate these taxes due to the complex and hypothetical nature of the calculations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

	Years Ended June 30,
($ in millions)	2014	2013	2012
Balance, beginning	$1.4	$2.3	$1.9
Additions based on tax positions of prior years	—	0.6	—
Additions based on tax positions of current years	—	—	0.4
Reductions as a result of a lapse of statute of limitations	(1.1)	(1.3)	—
Reductions based on tax positions of prior year	(0.1)	(0.2)	—
Reductions as a result of settlements with taxing authorities	(0.2)	—	—
Balance, ending	$—	$1.4	$2.3

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The liability for unrecognized tax benefits as of June 30, 2014 is $0.0 million. The net amounts at June 30, 2013 and 2012 were $1.4 million and $0.8 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefits will change within the next twelve months; however, any such changes should not have a significant impact on the Company’s consolidated financial statements.

It is the Company’s policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. The Company’s income tax expense included a benefit of $0.6 million, a benefit of $0.3 million and a charge of $0.4 million related to interest and penalties for the years ended June 30, 2014, 2013 and 2012, respectively.  In addition, $0.0 million and $0.6 million were included in accrued income taxes in the consolidated balance sheet as of June 30, 2014 and 2013, respectively.

All years prior to June 30, 2010 have been settled with the Internal Revenue Service and with most significant state tax jurisdictions. The Company has not extended any statute of limitations period for any significant location in which it operates. Generally, tax years are open to examination for a period of four to six years following the filing of the tax returns.

17.                               Other Income, Net

Other income, net consists of the following:

	Years Ended June 30,
($ in millions)	2014	2013	2012
Interest income	$0.2	$0.3	$0.9
Equity in earnings of unconsolidated subsidiaries	0.6	1.3	0.6
Unrealized gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	2.1	3.4	(0.4)
Foreign Exchange	(1.5)	—	1.0
Other	—	0.1	0.2
Total other income, net	$1.4	$5.1	$2.3

18.                               Superalloy Powders Technical Assistance and Powder Supply Agreements

On September 30, 2013, the Company entered into a multi-level agreement with United Technologies Corporation (“UTC”) through its Pratt & Whitney Division, which includes a technical assistance agreement and a long-term powder supply agreement. The technical assistance agreement provides for the licensing of technology associated with the production of superalloy powders. As a result of the agreements, the Company started construction of a superalloy powder facility which is expected to take approximately 18 months to build at an estimated cost of $20 million. Once the facility is qualified by UTC, the Company will supply UTC with superalloy powder for up to 20 years. The powder supply agreement provides for minimum guaranteed purchase quantities of specified materials for a period of 12 years.

According to the terms of the technology licensing agreement, the Company agreed to pay a $13.0 million up-front license fee, which is payable in equal quarterly installments beginning on December 15, 2013.  This amount has been capitalized and will be amortized as reduction to revenue over the term of the minimum guarantee period of 12 years.  During fiscal year 2014 the Company paid $9.8 million related to the up-front license fee. As of June 30, 2014, $13.0 million and $3.2 million of the upfront license fee are included in other assets and accrued liabilities, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.                               Segment Information, Geographic and Product Data

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

On a consolidated basis, no single customer accounted for 10 percent or more of the Company’s sales for the years ended June 30, 2014, June 30, 2013 and June 30, 2012.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Years Ended June 30,
($ in millions)	2014	2013	2012
Net Sales:
Specialty Alloys Operations	$1,741.6	$1,823.5	$1,672.0
Performance Engineered Products	498.6	520.1	444.9
Intersegment	(67.2)	(71.9)	(88.2)
Consolidated net sales	$2,173.0	$2,271.7	$2,028.7

	Years Ended June 30,
($ in millions)	2014	2013	2012
Operating Income:
Specialty Alloys Operations	$232.7	$268.5	$236.3
Performance Engineered Products	45.5	45.2	48.2
Corporate costs	(43.8)	(47.7)	(53.2)
Pension earnings, interest & deferrals	(21.8)	(31.9)	(15.3)
Intersegment	(0.6)	(1.4)	(5.9)
Consolidated operating income	$212.0	$232.7	$210.1

	Years Ended June 30,
($ in millions)	2014	2013	2012
Depreciation and Amortization:
Specialty Alloys Operations	$83.4	$76.7	$59.7
Performance Engineered Products	23.8	22.1	18.8
Corporate	5.5	5.9	5.6
Intersegment	(0.8)	(0.6)	(0.3)
Consolidated depreciation and amortization	$111.9	$104.1	$83.8

	Years Ended June 30,
($ in millions)	2014	2013	2012
Capital Expenditures:
Specialty Alloys Operations	$319.9	$283.5	$114.3
Performance Engineered Products	24.7	24.1	40.2
Corporate	5.4	4.1	5.4
Intersegment	(0.8)	(1.5)	(2.1)
Consolidated capital expenditures	$349.2	$310.2	$157.8

	June 30,
($ in millions)	2014	2013
Total Assets:
Specialty Alloys Operations	$2,454.8	$2,192.7
Performance Engineered Products	491.7	498.5
Corporate	144.9	233.7
Intersegment	(33.9)	(42.0)
Consolidated total assets	$3,057.5	$2,882.9

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2014	2013	2012
Net Sales:(a)
United States	$1,537.9	$1,575.3	$1,364.2
Europe	349.5	382.1	375.9
Asia Pacific	137.1	153.6	142.1
Canada	65.3	59.8	52.1
Mexico	59.2	66.6	68.8
Other	24.0	34.3	25.6
Consolidated net sales	$2,173.0	$2,271.7	$2,028.7

(a) Net sales were attributed to countries based on the location of the customer.

	June 30,
($ in millions)	2014	2013
Long-lived assets:
United States	$1,379.5	$1,142.5
Asia Pacific	11.6	9.1
Canada	8.4	9.1
Europe	6.1	6.1
Mexico	1.4	1.6
Consolidated long-lived assets	$1,407.0	$1,168.4

	Years Ended June 30,
($ in millions)	2014	2013	2012
Product Data
Special alloys	$917.0	$989.9	$931.4
Stainless steel	643.6	638.8	637.3
Alloy and tool steel	240.4	255.7	108.6
Titanium products	157.7	155.0	156.6
Powder metals	48.6	60.4	64.3
Distribution and other	165.7	171.9	130.5
Total net sales	$2,173.0	$2,271.7	$2,028.7

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.                               Recent Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The guidance in ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 is required effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The Company is evaluating the impact of the adoption of ASU 2014-09 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements.

21.                               Reclassifications from Accumulated Other Comprehensive Income (AOCI)

The changes in AOCI by component, net of tax, for the year ended June 30, 2014 were as follows:

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive income before reclassifications	36.0	22.2	—	4.5	62.7
Amounts reclassified from AOCI (b)	13.1	14.7	—	—	27.8

Net current-period other comprehensive income	49.1	36.9	—	4.5	90.5

Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.

(b)                       See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the year ended June 30, 2014:

		Amount Reclassified from AOCI
($ in millions) (a)	Location of (loss) gain	Year Ended June 30, 2014
Details about AOCI Components
Cash flow hedging items
Commodity contracts	Cost of sales	$(20.5)
Foreign exchange contracts	Net sales	(0.8)
Forward interest rate swaps	Interest expense	0.4
	Total before tax	(20.9)
	Tax benefit	7.8
	Net of tax	$(13.1)
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(23.0)
Prior service cost	(b)	(0.4)
	Total before tax	(23.4)
	Tax benefit	8.7
	Net of tax	$(14.7)

(a)                       Amounts in parentheses indicate debits to income/loss.

(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).

CARPENTER TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2014	2013	2012
Cost Data:
Repairs and maintenance costs	$108.9	$101.9	$90.3

Cash Flow Data:
Noncash investing and financing activities:
Treasury shares issued in connection with acquisition of business	$—	$—	$415.5
Noncash purchases of property, equipment and software	$8.5	$26.7	$14.1
Cash paid during the year for:
Interest payments	$15.1	$16.8	$20.2
Income tax payments, net	$70.8	$51.2	$18.5

	June 30,
($ in millions)	2014	2013	2012
Accumulated Other Comprehensive (Loss) Gain:
Foreign currency translation adjustment	$(15.7)	$(20.2)	$(24.9)
Pension and post-retirement benefits, net of tax	(236.7)	(273.6)	(354.1)
Net unrealized gains (losses) on derivatives, net of tax	7.6	(41.5)	(32.8)
Unrealized losses on marketable securities, net of tax	(0.4)	(0.4)	(0.7)
Total Accumulated Other Comprehensive Loss	$(245.2)	$(335.7)	$(412.5)

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

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2014
Net sales	$498.6	$503.5	$566.3	$604.6

Gross profit	$103.3	$95.4	$94.5	$105.6

Operating income	$55.8	$47.5	$49.5	$59.2

Net income	$34.6	$29.5	$30.6	$38.1

Net income attributable to Carpenter	$34.6	$29.5	$30.6	$38.1

Fiscal Year 2013
Net sales	$544.9	$533.5	$581.4	$611.8

Gross profit	$109.3	$102.6	$101.0	$120.5

Operating income	$61.6	$52.7	$53.0	$65.4

Net income	$39.5	$33.2	$32.9	$40.9

Net income attributable to Carpenter	$39.2	$33.0	$32.9	$40.9

Earnings per common share

Fiscal Year 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Basic earnings	$0.65	$0.55	$0.57	$0.71

Diluted earnings	$0.65	$0.55	$0.57	$0.71

Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Basic earnings	$0.74	$0.62	$0.62	$0.77

Diluted earnings	$0.74	$0.62	$0.62	$0.77

Weighted average common shares outstanding (in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014
Basic	53.1	53.2	53.3	53.4
Diluted	53.4	53.6	53.7	53.8
Fiscal Year 2013
Basic	52.8	52.9	52.9	52.9
Diluted	53.2	53.3	53.2	53.3

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)                                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                  Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance”.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporate herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the caption “Audit/Finance Committee Report”.

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the caption “General Information”.

On October 21, 2013, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2014, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.

Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the caption “Security Ownership of Certain Persons”.

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,063,895	$42.69	2,782,552	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,063,895	$42.69	2,782,552	(1)

(1)                                 Includes 2,030,020 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 752,532 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

(2)                                 There were no reportable purchases during the quarter ended June 30, 2014, provided however that 19,606 shares, at an average purchase price of $63.41, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation”.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2014 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.

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

Exhibit No.	Description
3(A)	Restated Certificate of Incorporation, dated October 26, 1998 (Exhibit 3(A) to our Annual Report on Form 10-K filed on September 9, 2005 and incorporated herein by reference).

3(B)	By-Laws, amended as of April 19, 2011 (Exhibit 3.2 to our Current Report on Form 8-K filed on April 21, 2011 and incorporated herein by reference).

4(A)	Restated Certificate of Incorporation and By-Laws identified above in Exhibit Nos. 3(A) and 3(B), respectively.

4(B)

Indenture, dated January 12, 1994, between Carpenter and U.S. Bank Trust National Association, formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York (Exhibit 4(A) to our Quarterly Report on Form 10-Q filed on February 10, 1994 and incorporated herein by reference).

4(C)	Forms of Fixed Rate and Floating Rate Medium-Term Note, Series B (Exhibit 4(F) to our Annual Report on Form 10-K filed on September 3, 2004 and incorporated herein by reference).

4(D)

First Supplemental Indenture, dated May 22, 2003, between Carpenter Technology Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association as successor Trustee to Morgan Guaranty Trust Company of New York) (Exhibit 4(I) to our Annual Report on Form 10-K filed on September 12, 2003 and incorporated herein by reference).

4(E)

Second Supplemental Indenture, dated as of June 30, 2011, between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.1 to our Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

Exhibit No.	Description
4(F)

Exchange and Registration Rights Agreement, dated May 22, 2003, between Carpenter Technology Corporation and Wachovia Securities (Exhibit 4(J) to our Annual Report on Form 10-K filed on September 12, 2003 and incorporated herein by reference).

4(G)

Form of Global Security with respect to the issuance by Carpenter Technology Corporation of Notes due 2013 (Exhibit 4(K) to our Annual Report on Form 10-K filed on September 12, 2003 and incorporated herein by reference).

4(H)	Form of 5.20% Senior Notes Due 2012 (Exhibit 4.2 to our Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

4(I)

Stockholders Agreement, dated February 29, 2012, by and among Carpenter Technology Corporation, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P.( Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2012 and incorporated herein by reference).

4(J)

Registration Rights Agreement, dated February 29, 2012, by and among Carpenter, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P. (Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2012 and incorporated herein by reference).

4(K)

Third Supplemental Indenture, dated as of February 26, 2013, between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2013 and incorporated herein by reference).

4(L)	Form of 4.450% Senior Notes Due 2023 (Exhibit 4.2 to our Current Report on Form 8-K filed on February 26, 2013 and incorporated herein by reference).

4(M)

Form of Note related to the Credit Agreement, dated as of June 28, 2013, among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Sovereign Bank, each, as a Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers (Exhibit 4(Q) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

† 10(A)

Supplemental Retirement Plan for Executives of Carpenter Technology Corporation as amended on June 29, 2010 ( Exhibit 10(A) to our Annual Report on Form 10-K filed on August 20, 2010 and incorporated herein by reference).

† 10(B)

Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation, amended as of August 16, 2011 (Exhibit 10(B) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

† 10(C)

Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation, as amended and restated effective January 1, 2008 (Exhibit 10(C) to our Current Report on Form 10-Q filed on February 3, 2010 and incorporated herein by reference).

† 10(D)	Executive Bonus Compensation Plan, amended and restated July 1, 2011(Exhibit 10(D) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

Exhibit No.	Description
† 10(E)

Stock-Based Compensation Plan For Non-Employee Directors, as amended as of August 16, 2011 (Exhibit 10(E) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

† 10(F)

Officers’ and Key Employees Supplemental Retirement Plan of Carpenter Technology Corporation restated as of August 20, 2007 and amended as of June 29, 2010 (Exhibit 10(F) to our Annual Report on Form 10-K filed on August 22, 2012 and incorporated herein by reference).

† 10(G)

Trust Agreement for Non-Qualified Employee Benefits Trust between Carpenter and the Chase Manhattan Bank, N.A., effective as of May 1, 1997 (Exhibit 10(J) to our Annual Report on Form 10-K filed on September 23, 2002 and incorporated herein by reference).

† 10(H)

Amendment No. 2 to the Trust Agreement for Carpenter Technology Corporation, effective as of January 23, 2003 (Exhibit 10(I) to our Annual Report on Form 10-K filed on September 9, 2005 and incorporated herein by reference).

† 10(I)

Indemnification Agreement dated as of July 1, 2010 by and between the Company and William A. Wulfsohn (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Sanjay Guglani, Gary E. Heasley, Mark S. Kamon, K. Douglas Ralph, David L. Strobel, Tony R. Thene and Andrew T. Ziolkowski) (Exhibit 10(H) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

† 10(J)

Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective July 1, 2011 ( Exhibit 10(I) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

† 10(K)

Second Amendment to the Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective April 30, 2013, together with the First Amendment to the Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended January 17, 2012 (Exhibit 10(A) to our Current Report on Form 8-K filed on May 2, 2013 and incorporated herein by reference).

† 10(L)

Third Amendment to the Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective August 13, 2013 (Exhibit 10(K) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

† 10(M)

Form of Restricted Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) (Exhibit 10(W) to our Annual Report on Form 10-K filed on August 22, 2012 and incorporated herein by reference).

† 10(N)

Form of Restricted Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Plan for Officers and Key Employees) (Exhibit 10(X) to our Annual Report on Form 10-K filed on August 22, 2012 and incorporated herein by reference).

† 10(O)

Form of Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(B) to our Current Report on Form 8-K filed on May 2, 2013 and incorporated herein by reference).

† 10(P)	Form of One-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-

Exhibit No.	Description
Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(O) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

† 10(Q)

Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(P) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

† 10(R)

Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan, effective September 1, 2010 (Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2010 and incorporated herein by reference).

† 10(S)

Earnings Adjustment Plan of Carpenter Technology Corporation, restated as of August 20, 2007 (Exhibit 10(M) to our Annual Report on Form 10-K filed on August 29, 2007 and incorporated herein by reference).

† 10(T)

Benefit Equalization Plan of Carpenter Technology Corporation, restated as of August 20, 2007 (Exhibit 10(N) to our Annual Report on Form 10-K filed on August 29, 2007 and incorporated herein by reference).

† 10(U)

Trust Agreement for Non-Qualified Benefits Trust for Directors between Carpenter and the Chase Manhattan Bank, N.A., effective as of May 1, 1997 (Exhibit 10(P) to our Annual Report on Form 10-K filed on September 23, 2002 and incorporated herein by reference).

† 10(V)

Amendment No. 1, effective October 28, 2002 to the Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., effective as of May 1, 1997 (Exhibit 10(O) to our Annual Report on Form 10-K filed on September 9, 2005 and incorporated herein by reference).

† 10(W)

Amendment No. 2, effective January 23, 2003, to the Trust Agreement between Carpenter and the Chase Manhattan Bank, N.A., effective as of May 1, 1997 (Exhibit 10(O) to our Annual Report on Form 10-K filed on September 9, 2005 and incorporated herein by reference).

† 10(X)	Employment Letter Agreement of K. Douglas Ralph, dated July 6, 2007 (Exhibit 99.2 to our Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference).

† 10(Y)

Transition Agreement, dated September 6, 2012, by and between Carpenter Technology Corporation and K. Douglas Ralph (Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2012 and incorporated herein by reference).

† 10(Z)

Employment Letter Agreement of William A. Wulfsohn with Special Severance Agreement, dated June 3, 2010 (Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2010 and incorporated herein by reference).

† 10(AA)	Employment Letter Agreement of David Strobel, dated September 2, 2010 (Exhibit 10(C) to our Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference).

† 10(AB)	Employment Letter Agreement of Tony Thene, dated December 10, 2012 (Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2013 and incorporated herein by reference).

† 10(AC)	Employment Letter Agreement of Gary E. Heasley, dated July 11, 2013, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 15, 2013 and

Exhibit No.	Description
incorporated herein by reference).

† 10(AD)

Non-Competition Agreement, dated December 31, 2012, by and between Carpenter Technology Corporation and Mark S. Kamon (Exhibit 10(AA) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

† 10(AE)

Special Severance Agreement, dated October 22, 2007, by and between Carpenter Technology Corporation and Sanjay Guglani (Exhibit 10(AB) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

† 10(AF)

Severance Pay Plan for Executives of Carpenter Technology Corporation, as adopted on July 1, 2010 (Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10(AG)

Revolving Credit Agreement, dated as of November 30, 2009, among Carpenter Technology Corporation and certain of its subsidiaries as Borrowers and with JPMorgan Chase Bank NA, The Bank of Tokyo-Mitsubishi UFJ Trust Company, PNC Bank National Association and Keybank, National Association as Lenders (Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2009 and incorporated herein by reference).

10(AH)

Credit Agreement, dated as of June 28, 2013, among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Sovereign Bank, each, as a Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers ( Exhibit 10.1 to our Current Report on Form 8-K, filed on July 1, 2013 and incorporated herein by reference).

10(AI)

Agreement and Plan of Merger, dated as of June 20, 2011, by and among Carpenter Technology Corporation, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners, L.P. (Exhibit 2.1 to our Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).

10(AJ)

Amendment to Agreement and Plan of Merger, dated as of January 13, 2012, by and among Carpenter, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners L.P. (Exhibit 2.1 to our Current Report on Form 8-K filed on January 18, 2012 and incorporated herein by reference).

10(AK)

Amendment to Agreement and Plan of Merger, dated February 29, 2012, by and among Carpenter, Hawke Acquisition Corp., Latrobe Specialty Metals, Inc., HHEP-Latrobe, L.P., and Watermill-Toolrock Partners, L.P. (Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2012 and incorporated herein by reference).

12	Computations of Ratios of Earnings to Fixed Charges (Unaudited) (filed herewith).

18.1	Letter, August 26, 2014, from PricewaterhouseCoopers LLP (filed herewith)

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

Exhibit No.	Description

24	Powers of Attorney in favor of James D. Dee or Tony R. Thene (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith).

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

† Denotes employment- or compensation- related agreement, document or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

	By	/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and
Chief Financial Officer

Date: August 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William A. Wulfsohn	President and Chief Executive Officer	August 26, 2014
William A. Wulfsohn	and Director
(Principal Executive Officer)

/s/ Tony R. Thene	Senior Vice President and	August 26, 2014
Tony R. Thene	Chief Financial Officer
(Principal Financial Officer)

/s/ Timothy Lain	Vice President — Controller and	August 26, 2014
Timothy Lain	Chief Accounting Officer (Principal
Accounting Officer)

*	Chairman and Director	August 26, 2014
Gregory A. Pratt

*	Director	August 26, 2014
Carl G. Anderson, Jr.

*	Director	August 26, 2014
Robert R. McMaster

*	Director	August 26, 2014
I. Martin Inglis

*	Director	August 26, 2014
Peter N. Stephans

*	Director	August 26, 2014
Kathryn C. Turner

*	Director	August 26, 2014
Jeffrey Wadsworth

*	Director	August 26, 2014
Stephen M. Ward, Jr.

*	Director	August 26, 2014
Dr. Phillip M. Anderson

*	Director	August 26, 2014
Thomas O. Hicks

*	Director	August 26, 2014
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
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions			Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended June 30, 2014
Allowance for doubtful accounts receivable	$4.1	$0.1	$—		$(0.8)	$3.4
Deferred tax valuation allowance	$19.2	$(1.4)	$—		$—	$17.8
Inventory reserves	$23.1	$(1.6)	$—		$(0.5)	$21.0

Year ended June 30, 2013
Allowance for doubtful accounts receivable	$4.9	$0.6	$—		$(1.4)	$4.1
Deferred tax valuation allowance	$18.1	$1.1	$—		$—	$19.2
Inventory reserves	$18.2	$2.9	$2.0		$—	$23.1

Year ended June 30, 2012
Allowance for doubtful accounts receivable	$2.7	$0.7	$1.7	*	$(0.2)	$4.9
Deferred tax valuation allowance	$17.5	$0.6	$—		$—	$18.1
Inventory reserves	$12.0	$1.2	$5.2	*	$(0.2)	$18.2

*Amount represents balance acquired through the Latrobe acquisition