Form 10-Q
period 2014-09-30
CARPENTER TECHNOLOGY CORP
filed 2014-10-31
CIK 17843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the issuer’s common stock as of October 22, 2014 was 53,237,660.

CARPENTER TECHNOLOGY CORPORATION

FORM 10-Q

PART I

Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	September 30,	June 30,
	2014	2014

ASSETS
Current assets:
Cash and cash equivalents	$66.0	$120.0
Accounts receivable, net	319.1	339.6
Inventories	728.1	699.2
Deferred income taxes	5.2	—
Other current assets	34.1	35.7
Total current assets	1,152.5	1,194.5
Property, plant and equipment, net	1,408.1	1,407.0
Goodwill	257.6	257.7
Other intangibles, net	77.8	80.6
Other assets	116.2	117.7
Total assets	$3,012.2	$3,057.5

LIABILITIES
Current liabilities:
Accounts payable	$251.5	$278.1
Accrued liabilities	138.1	148.0
Deferred income taxes	—	4.5
Total current liabilities	389.6	430.6
Long-term debt, net of current portion	604.2	604.3
Accrued pension liabilities	205.9	203.4
Accrued postretirement benefits	162.0	163.2
Deferred income taxes	113.9	110.7
Other liabilities	51.1	41.0
Total liabilities	1,526.7	1,553.2

Contingencies and commitments (see Note 8)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,188,983 shares at September 30, 2014 and 55,161,875 shares at June 30, 2014; outstanding 53,237,703 shares at September 30, 2014 and 53,137,144 shares at June 30, 2014	275.9	275.8
Capital in excess of par value	260.6	263.5
Reinvested earnings	1,315.4	1,311.6
Common stock in treasury (1,951,280 shares and 2,024,731 shares at September 30, 2014 and June 30, 2014, respectively), at cost	(98.1)	(101.4)
Accumulated other comprehensive loss	(268.3)	(245.2)
Total equity	1,485.5	1,504.3
Total liabilities and equity	$3,012.2	$3,057.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

 (in millions, except per share data)

	Three Months Ended
	September 30,
	2014	2013

NET SALES	$549.8	$498.6
Cost of sales	480.7	395.3
Gross profit	69.1	103.3

Selling, general and administrative expenses	47.0	47.5
Operating income	22.1	55.8

Interest expense, net	(7.0)	(4.4)
Other income, net	4.9	0.1

Income before income taxes	20.0	51.5
Income tax expense	6.5	16.9

Net income	$13.5	$34.6

EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.65
Diluted	$0.25	$0.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53.5	53.1
Diluted	53.7	53.4

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

($ in millions)

	Three Months Ended
	September 30,
	2014	2013

Net income	$13.5	$34.6
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(1.8) and $(2.3), respectively	3.0	3.6
Net (loss) gain on derivative instruments, net of tax of $11.0 and $(2.2), respectively	(18.2)	3.6
Unrealized loss on marketable securities, net of tax of $0.0 and $0.0, respectively	—	(0.1)
Foreign currency translation	(7.9)	3.5
Other comprehensive (loss) income	(23.1)	10.6
Comprehensive (loss) income	$(9.6)	$45.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES
Net income	$13.5	$34.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	30.3	26.7
Deferred income taxes	2.6	(0.7)
Net pension expense	11.5	15.0
Stock-based compensation expense	2.5	3.1
Changes in working capital and other:
Accounts receivable	16.2	57.7
Inventories	(30.8)	(47.4)
Other current assets	(6.3)	(9.0)
Accounts payable	1.3	(14.9)
Accrued liabilities	(17.2)	(18.5)
Pension contributions	(2.8)	(1.5)
Other postretirement plan contributions	(3.6)	(3.2)
Other, net	(2.2)	(2.4)
Net cash provided from operating activities	15.0	39.5
INVESTING ACTIVITIES
Purchases of property, equipment and software	(59.0)	(90.4)
Proceeds from disposals of property and equipment	0.1	—
Net cash used for investing activities	(58.9)	(90.4)
FINANCING ACTIVITIES
Dividends paid	(9.6)	(9.6)
Tax benefits on share-based compensation	0.1	1.0
Proceeds from stock options exercised	0.7	2.5
Net cash used for financing activities	(8.8)	(6.1)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.5

DECREASE IN CASH AND CASH EQUIVALENTS	(54.0)	(56.5)
Cash and cash equivalents at beginning of period	120.0	257.5
Cash and cash equivalents at end of period	$66.0	$201.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$37.9	$81.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

($ in millions, except per share data)

	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive
	Of $5	Par Value	Earnings	Treasury	(Loss) Gain	Total Equity

Balances at June 30, 2014	$275.8	$263.5	$1,311.6	$(101.4)	$(245.2)	$1,504.3
Net income			13.5			13.5
Pension and postretirement benefits gain, net of tax					3.0	3.0
Net loss on derivative instruments, net of tax					(18.2)	(18.2)
Foreign currency translation					(7.9)	(7.9)
Cash Dividends:
Common @ $0.18 per share			(9.6)			(9.6)
Share-based compensation plans		(3.6)		3.3		(0.3)
Stock options exercised	0.1	0.6				0.7
Tax windfall on share-based compensation		0.1				0.1
Other			(0.1)			(0.1)
Balances at September 30, 2014	$275.9	$260.6	$1,315.4	$(98.1)	$(268.3)	$1,485.5

	Common Stock				Accumulated
	Par	Capital in		Common	Other
	Value	Excess of	Reinvested	Stock in	Comprehensive
	Of $5	Par Value	Earnings	Treasury	(Loss) Gain	Total Equity

Balances at June 30, 2013	$274.6	$254.4	$1,217.3	$(107.5)	$(335.7)	$1,303.1
Net income			34.6			34.6
Pension and postretirement benefits gain, net of tax					3.6	3.6
Net gain on derivative instruments, net of tax					3.6	3.6
Unrealized loss on marketable securities, net of tax					(0.1)	(0.1)
Foreign currency translation					3.5	3.5
Cash Dividends:
Common @ $0.18 per share			(9.6)			(9.6)
Share-based compensation plans		(4.0)		4.2		0.2
Stock options exercised	0.4	2.1				2.5
Tax windfall on share-based compensation		1.1				1.1
Balances at September 30, 2013	$275.0	$253.6	$1,242.3	$(103.3)	$(325.1)	$1,342.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2014 (the “2014 Form 10-K”). Operating results for the three months ended September 30, 2014 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior year periods have been reclassified to conform to the fiscal year 2014 presentation.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.                                      Revision to Statement of Cash Flows

During the third quarter of fiscal year 2014, the Company identified an error in the classification of amounts reported in previously reported statements of cash flows. The classification error is related to the reporting of purchases of property, equipment and software that should be adjusted for amounts not yet paid in cash as of the balance sheet date, which were incorrectly reflected as cash used in investing activities and cash provided from operating activities. The Company assessed the materiality of this classification error and determined that the classification error is not material to any previously reported financial statements. The revision of prior reported amounts has no impact on the reported change in cash and cash equivalents or amounts reported in the consolidated balance sheets, statements of income, statements of comprehensive income or statements of changes in equity. The effects of the revisions to the statement of cash flows for the three months ended September 30, 2013 are presented in the following table:

($ in millions)	As Reported	Revision Impact	As Revised
Net cash provided from (used for) operating activities	$64.0	$(24.5)	$39.5
Net cash (used for) provided from investing activities	(114.9)	24.5	(90.4)
Net cash used for financing activities	(6.1)	—	(6.1)
Effect of exchange rate changes on cash and cash equivalents	0.5	—	0.5
Decrease in cash and cash equivalents	$(56.5)	$—	$(56.5)

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.                                      Earnings Per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (nonvested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	September 30,
(in millions, except per share data)	2014	2013
Net income	$13.5	$34.6
Less: earnings and dividends allocated to participating securities	—	(0.1)
Earnings available for Carpenter common stockholders used in calculation of basic earnings per share	$13.5	$34.5

Weighted average number of common shares outstanding, basic	53.5	53.1

Basic earnings per common share	$0.25	$0.65

Net income	$13.5	$34.6
Less: earnings and dividends allocated to participating securities	—	(0.1)
Earnings available for Carpenter common stockholders used in calculation of diluted earnings per share	$13.5	$34.5

Weighted average number of common shares outstanding, basic	53.5	53.1
Effect of shares issuable under share-based compensation plans	0.2	0.3

Weighted average number of common shares outstanding, diluted	53.7	53.4

Diluted earnings per common share	$0.25	$0.65

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended
	September 30,
(in millions)	2014	2013
Stock options	0.3	0.2

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.                                      Inventories

Inventories consisted of the following components as of September 30, 2014 and June 30, 2014:

	September 30,	June 30,
($ in millions)	2014	2014
Raw materials and supplies	$138.4	$122.3
Work in process	400.5	393.9
Finished and purchased products	189.2	183.0
Total inventory	$728.1	$699.2

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

5.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2014 and June 30, 2014:

	September 30,	June 30,
($ in millions)	2014	2014
Accrued compensation and benefits	$47.7	$49.8
Accrued pension liabilities	17.6	19.3
Accrued postretirement benefits	15.5	15.5
Accrued interest expense	5.6	11.2
Deferred revenue	5.9	7.5
Derivative financial instruments	13.0	4.7
Accrued income taxes	2.4	8.4
Other	30.4	31.6
Total accrued liabilities	$138.1	$148.0

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.                                      Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months ended September 30, 2014 and 2013 were as follows:

			Other Postretirement
Three months ended September 30,	Pension Plans		Plans
($ in millions)	2014	2013	2014	2013
Service cost	$8.0	$8.0	$1.1	$1.0
Interest cost	13.5	14.3	3.0	3.1
Expected return on plan assets	(17.2)	(15.7)	(1.7)	(1.6)
Amortization of net loss	4.2	5.5	0.5	0.3
Amortization of prior service cost	0.1	0.1	—	—
	$8.6	$12.2	$2.9	$2.8

During the three months ended September 30, 2014 and 2013, the Company made $2.8 million and $1.5 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make approximately $12.7 million of contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2015.

7.                                      Debt

The Company has a $500 million syndicated credit agreement (“Credit Agreement”) that extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of September 30, 2014), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of September 30, 2014). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.150% as of September 30, 2014), determined based upon the Debt Rating, of the unused portion of the $500 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of September 30, 2014), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2014, the Company had $8.2 million of issued letters of credit under the Credit Agreement, with the balance of $491.8 million available for future borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2014 and June 30, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt outstanding as of September 30, 2014 and June 30, 2014 consisted of the following:

	September 30,	June 30,
($ in millions)	2014	2014
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at September 30, 2014 and June 30, 2014)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at September 30, 2014 and June 30, 2014)	249.6	249.7
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at September 30, 2014 and June 30, 2014)	299.6	299.6
Total	604.2	604.3
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$604.2	$604.3

For the three months ended September 30, 2014 and 2013, interest costs totaled $7.7 million and $7.9 million, respectively, of which $0.7 million and $3.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

8.                                      Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months ended September 30, 2014, the Company increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2014 and June 30, 2014 were $15.6 million and $15.5 million, respectively.

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

Other

The Company is defending various routine claims and legal actions that are incidental to its business, and that are common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Like many other manufacturing companies in recent years, the Company, from time to time, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.2
Derivative financial instruments	6.1
Total assets	$11.3

Liabilities:
Derivative financial instruments	$25.1

June 30, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.2
Derivative financial instruments	20.4
Total assets	$25.6

Liabilities:
Derivative financial instruments	$10.9

The Company’s derivative financial instruments consist of commodity forward contracts, foreign currency forward contracts, interest rate swaps and forward interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 11.

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

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2014		June 30, 2014
	Carrying	Fair	Carrying	Fair
($ in millions)	Value	Value	Value	Value
Long-term debt, including current portion	$604.2	$637.4	$604.3	$638.7
Company-owned life insurance	$16.2	$16.2	$16.2	$16.2

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of September 30, 2014 and June 30, 2014 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

10.                               Other Income, Net

Other income, net consisted of the following:

	Three Months Ended
	September 30,
($ in millions)	2014	2013

Legal settlement	$4.4	$—
Foreign exchange	0.6	(0.4)
Equity in earnings of unconsolidated subsidiaries	0.1	0.2
Unrealized (losses) gains on company-owned life insurance contracts and investments held in rabbi trusts	(0.3)	0.4
Other	0.1	(0.1)
Total other income, net	$4.9	$0.1

11.                               Derivatives and Hedging Activities

The Company uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments had on the Company’s financial position, results of operations and cash flows.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2014, the Company had forward contracts to purchase 28.2 million pounds of certain raw materials with settlement dates through June 2019.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.  For the three months ended September 30, 2014 and 2013, net gains of $0.1 million and $0.1 million, respectively, were recorded as a reduction to interest expense. These amounts include the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of September 30, 2014 and June 30, 2014, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company has used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of September 30, 2014 and June 30, 2014, the total notional amount of floating interest rate contracts was $100.0 million and $0.0 million, respectively. For the three months ended September 30, 2014 and 2013, net gains of $0.4 million and $0.0 million, respectively, were recorded as a reduction to interest expense.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2014 and June 30, 2014:

September 30, 2014 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.4	$1.3	$1.9	$3.6
Other assets	—	—	2.5	2.5
Total asset derivatives	$0.4	$1.3	$4.4	$6.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.1	$12.9	$13.0
Other liabilities	0.2	—	11.9	12.1
Total liability derivatives	$0.2	$0.1	$24.8	$25.1

June 30, 2014 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$11.3	$11.3
Other assets	—	—	9.1	9.1
Total asset derivatives	$—	$—	$20.4	$20.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.4	$4.3	$4.7
Other liabilities	—	0.2	6.0	6.2
Total liability derivatives	$—	$0.6	$10.3	$10.9

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transaction will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months ended September 30, 2014 and 2013:

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended
	September 30,
($ in millions)	2014	2013
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(28.3)	$(1.4)
Foreign exchange contracts	1.5	(0.5)
Total	$(26.8)	$(1.9)

		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Ineffective Portion)
($ in millions)	Location of Gain (Loss)	Three Months Ended		Three Months Ended
Derivatives in Cash Flow	Reclassified from AOCI into	September 30,		September 30,
Hedging Relationship:	Income	2014	2013	2014	2013
Commodity contracts	Cost of sales	$2.0	$(7.7)	$0.4	$—
Foreign exchange contracts	Net sales	0.3	(0.1)	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$2.4	$(7.7)	$0.4	$—

The Company estimates that $6.7 million of net derivative losses included in AOCI as of September 30, 2014 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the quarter ended September 30, 2014.

The changes in AOCI associated with derivative hedging activities during the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	September 30,
($ in millions)	2014	2013
Balance, beginning	$7.6	$(41.5)
Current period changes in fair value, net of tax	(16.7)	(1.2)
Reclassification to earnings, net of tax	(1.5)	4.8
Balance, ending	$(10.6)	$(37.9)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of September 30, 2014 and June 30, 2014, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended September 30, 2014 was $6.5 million, or 32.5 percent of pre-tax income as compared with $16.9 million, or 32.8 percent of pre-tax income for the three months ended September 30, 2013. The tax rate in both periods is lower than the statutory tax rate of 35 percent, primarily due to the benefits associated with the domestic manufacturing deduction.

13.                               Superalloy Powders Technical Assistance and Powder Supply Agreements

On September 30, 2013, the Company entered into a multi-level agreement with United Technologies Corporation (“UTC”) through its Pratt & Whitney Division, which includes a technical assistance agreement and a long-term powder supply agreement. The technical assistance agreement provides for the licensing of technology associated with the production of superalloy powders. As a result of the agreements, the Company began construction of a superalloy powder facility which is expected to take approximately 18 months to construct at an estimated cost of $30 million. Once the facility is qualified by UTC, the Company will supply UTC with superalloy powder for up to 20 years. The powder supply agreement provides for minimum guaranteed purchase quantities of specified materials for a period of 12 years.

According to the terms of the technology licensing agreement, the Company agreed to pay a $13.0 million up-front license fee, which is payable in equal quarterly installments beginning on December 15, 2013. This amount has been capitalized and will be amortized as a reduction to revenue over the term of the minimum guarantee period of 12 years. During fiscal year 2014 the Company paid $9.8 million related to the up-front license fee. As of September 30, 2014, $13.0 million and $3.2 million of the upfront license fee are included in other assets and accrued liabilities, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.                               Business Segments

The Company has two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading and Latrobe and surrounding areas in Pennsylvania, South Carolina and Alabama. The combined assets of the SAO operations are being managed in an integrated manner to optimize efficiency and profitability across the total system.

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the Specialty Steel Supply business, the Latrobe Special Metals Distribution business and Aceros Fortuna based in Mexico. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.  It is our belief this model will ultimately drive overall revenue and profit growth.

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

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest and deferrals expense.”

On a consolidated basis, there were no significant individual customers that accounted for 10 percent or more of the Company’s net sales for the three months ended September 30, 2014 and 2013, respectively.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
Segment Data	September 30,
($ in millions)	2014	2013
Net Sales:
Specialty Alloys Operations	$436.0	$394.9
Performance Engineered Products	129.9	118.5
Intersegment	(16.1)	(14.8)
Consolidated net sales	$549.8	$498.6

Operating Income:
Specialty Alloys Operations	$24.6	$63.7
Performance Engineered Products	9.7	11.6
Corporate costs	(10.3)	(12.9)
Pension earnings, interest and deferrals	(2.4)	(6.0)
Intersegment	0.5	(0.6)
Consolidated operating income	$22.1	$55.8

Depreciation and Amortization:
Specialty Alloys Operations	$23.5	$19.5
Performance Engineered Products	6.0	5.8
Corporate	1.1	1.4
Intersegment	(0.3)	—
Consolidated depreciation and amortization	$30.3	$26.7

Capital Expenditures:
Specialty Alloys Operations	$51.6	$83.0
Performance Engineered Products	6.8	7.0
Corporate	1.0	0.6
Intersegment	(0.4)	(0.2)
Consolidated capital expenditures	$59.0	$90.4

	September 30, 2014	June 30, 2014
Total Assets:
Specialty Alloys Operations	$2,466.1	$2,454.8
Performance Engineered Products	499.0	491.7
Corporate	80.6	144.9
Intersegment	(33.5)	(33.9)
Consolidated total assets	$3,012.2	$3,057.5

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.                          Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is required for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements.

16.                               Reclassifications from Accumulated Other Comprehensive Income (AOCI)

The changes in AOCI by component, net of tax, for the three months ended September 30, 2014 and 2013 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)
Other comprehensive loss before reclassifications	(16.7)	—	—	(7.9)	(24.6)
Amounts reclassified from AOCI (b)	(1.5)	3.0	—	—	1.5

Net current-period other comprehensive (loss) income	(18.2)	3.0	—	(7.9)	(23.1)

Balance at September 30, 2014	$(10.6)	$(233.7)	$(0.4)	$(23.6)	$(268.3)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive (loss) income before reclassifications	(1.2)	—	(0.1)	3.5	2.2
Amounts reclassified from AOCI (b)	4.8	3.6	—	—	8.4

Net current-period other comprehensive income (loss)	3.6	3.6	(0.1)	3.5	10.6

Balance at September 30, 2013	$(37.9)	$(270.0)	$(0.5)	$(16.7)	$(325.1)

(a)        All amounts are net of tax. Amounts in parentheses indicate debits.

(b)        See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2014 and 2013:

		Amount Reclassified from AOCI
($ in millions) (a)	Location of	Three Months Ended September 30,
Details about AOCI Components	gain (loss)	2014	2013

Cash flow hedging items:
Commodity contracts	Cost of sales	$2.0	$(7.7)
Foreign exchange contracts	Net sales	0.3	(0.1)
Forward interest rate swaps	Interest expense	0.1	0.1
	Total before tax	2.4	(7.7)
	Tax (expense) benefit	(0.9)	2.9
	Net of tax	$1.5	$(4.8)
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(4.7)	$(5.8)
Prior service cost	(b)	(0.1)	(0.1)
	Total before tax	(4.8)	(5.9)
	Tax benefit	1.8	2.3
	Net of tax	$(3.0)	$(3.6)

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

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions, divestitures and joint collaborations as well possible business unit dispositions aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structure of such opportunities and we expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2014 Form 10-K. Our discussions here focus on our results during or as of the three month period ended September 30, 2014 and the comparable periods of fiscal year 2014, and to the extent applicable, on material changes from information discussed in the 2014 Form 10-K, other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2014 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2015 will be $45.9 million as compared with $60.1 million in fiscal year 2014.  The following is the pension expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
($ in millions)	2014	2013
Pension plans	$8.6	$12.2
Other postretirement plans	2.9	2.8
Net periodic benefit costs	$11.5	$15.0

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals expense (“pension EID”) is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
($ in millions)	2014	2013
Cost of sales
Service cost	$7.3	$7.1
Pension earnings, interest and deferrals expense	1.3	4.1
	$8.6	$11.2

Selling, general and administrative expenses
Service cost	$1.8	$1.9
Pension earnings, interest and deferrals expense	1.1	1.9
	$2.9	$3.8

Net pension expense	$11.5	$15.0

Historically, we capitalized only the service cost component of net pension expense related to manufacturing employees. Beginning with the quarter ended December 31, 2013, we began to capitalize the portion of pension EID related to current manufacturing employees in inventory. We will continue to expense the portion of pension EID related to inactive manufacturing employees as period cost in cost of sales. For the three months ended September 30, 2014 and 2013, the amount of pension EID included in cost of sales related to inactive manufacturing employees was $0.7 million and $2.4 million, respectively. As of September 30, 2014 and June 30, 2014, amounts capitalized in gross inventory were $9.2 million.

Operating Performance Overview

For the quarter ended September 30, 2014, we reported net income of $13.5 million, or $0.25 per diluted share, compared with net income for the same period a year earlier of $34.6 million, or $0.65 per diluted share. Our first quarter of fiscal year 2015 results reflect weaker than anticipated mix exacerbated by operational inefficiencies at our Specialty Alloys Operations (“SAO”) locations in Reading and Latrobe, Pa. which negatively impacted earnings in the quarter. Early in the current quarter, the Reading mill experienced unanticipated startup issues after scheduled summer shutdowns and the Latrobe mill had an unplanned outage due to a cracked dome on its primary press. As a result, SAO experienced higher labor costs, increased maintenance and supply expenses and reduced output levels.  After a difficult start to the quarter, performance improved later in the quarter. The Latrobe press is now back on line and sales mix improved as the quarter progressed.

Results of Operations — Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Net Sales

Net sales for the three months ended September 30, 2014 were $549.8 million, which was a 10 percent, increase over the same period a year ago. Excluding surcharge revenue, sales increased 7 percent on 11 percent higher shipment volumes from the same period a year ago indicating strong demand and weaker mix. Excluding surcharge revenue, all of our end-use markets net sales increased except for aerospace and defense which was relatively flat versus prior year quarter.

Geographically, sales outside the United States increased 11 percent from the same period a year ago to $153.9 million for the three months ended September 30, 2014. The increase is due to additional sales to Europe and Asia. Total international sales represented 28 percent of total net sales in this quarter and in prior year quarter.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended
	September 30,		$	%
($ in millions)	2014	2013	Increase	Increase
Aerospace and defense	$235.1	$229.5	$5.6	2%
Industrial and consumer	128.6	109.2	19.4	18
Energy	79.1	66.3	12.8	19
Transportation	41.6	32.4	9.2	28
Medical	29.4	27.1	2.3	8
Distribution	36.0	34.1	1.9	6
Total net sales	$549.8	$498.6	$51.2	10%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Aerospace and defense	$180.7	$182.9	$(2.2)	(1)%
Industrial and consumer	98.6	85.8	12.8	15
Energy	67.8	59.1	8.7	15
Transportation	30.7	25.5	5.2	20
Medical	26.7	25.0	1.7	7
Distribution	35.6	33.8	1.8	5
Total net sales excluding surcharge revenue	$440.1	$412.1	$28.0	7%

Sales to the aerospace and defense market increased 2 percent from the first quarter a year ago to $235.1 million. Excluding surcharge revenue, sales decreased 1 percent from the first quarter a year ago on a 3 percent increase in shipment volume. The results reflect lower demand for certain high-value engine and defense-related materials which led to lower sales and a weaker mix from the same period a year ago.   In addition, the results reflect demand for materials in aerospace distribution market improving but at lower average selling prices as compared to the prior year first quarter. Also, we experienced an increase in revenue for aerospace engine materials and fastener materials from the year ago period.

Industrial and consumer market sales increased 18 percent from the first quarter a year ago to $128.6 million. Excluding surcharge revenue, sales increased 15 percent on an 11 percent increase in shipment volume. The results reflect demand growth in the consumer market sector driven by high-value consumer electronics and sporting goods applications as well as strong sales growth in materials used in the semiconductors sector. The results also reflect steady demand for premium tool steels.

Sales to the energy market of $79.1 million reflected a 19 percent increase from the first quarter a year ago. Excluding surcharge revenue, sales increased 15 percent from a year ago on higher shipment volume of 37 percent. The results reflect strong growth in the power generation sector as compared to the same period a year ago. Our Amega West manufacturing and rental business reported solid revenue growth in both manufacturing and rentals compared to the same period a year ago as the directional rig count grew 13 percent versus the same period last year.  Demand for completion materials was down relative to the year ago period which impacted the mix.

Transportation market sales increased 28 percent from the first quarter a year ago to $41.6 million. Excluding surcharge revenue, sales increased 20 percent on 15 percent higher shipment volume from the first quarter a year ago. The results reflect a favorable shift in product mix to higher value components for more demanding applications going into high pressure/temperature engine systems.

Medical market sales increased 8 percent from the first quarter a year ago to $29.4 million. Excluding surcharge revenue, sales increased 7 percent on 18 percent higher shipment volume from the first quarter a year ago. The results reflect an unfavorable shift in product mix.  Titanium revenue was down and stainless instrument revenue was up.  Original equipment manufacturers (OEMs) have resumed more normalized buying patterns as supply chain inventories appear to have stabilized.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$234.0	$204.3	$29.7	15%
Stainless steel	162.1	146.3	15.8	11
Alloy and tool steel	56.7	59.2	(2.5)	(4)
Titanium products	38.6	36.9	1.7	5
Powder metals	14.3	10.4	3.9	38
Distribution and other	44.1	41.5	2.6	6
Total net sales	$549.8	$498.6	$51.2	10%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Special alloys	$163.2	$149.8	$13.4	9%
Stainless steel	135.6	125.2	10.4	8
Alloy and tool steel	45.2	49.1	(3.9)	(8)
Titanium products	38.6	36.9	1.7	5
Powder metals	14.2	10.4	3.8	37
Distribution and other	43.3	40.7	2.6	6
Total net sales excluding surcharge revenue	$440.1	$412.1	$28.0	7%

Sales of special alloys products increased 15 percent from a year ago to $234.0 million. Excluding surcharge revenue, sales increased 9 percent on a 17 percent increase in shipment volume.

Sales of stainless steel increased 11 percent from a year ago to $162.1 million. Excluding surcharge revenue, sales increased 8 percent on 15 percent higher shipment volume.

Sales of alloy and tool steel decreased 4 percent from a year ago to $56.7 million. Excluding surcharge revenue, sales decreased 8 percent on 5 percent lower shipment volumes.

Sales of titanium products increased 5 percent from a year ago to $38.6 million on 8 percent higher volume.

Sales of powder metals increased 38 percent from a year ago to $14.3 million on a 29 percent decrease in shipment volume. The results reflect a favorable shift in product mix.

Gross Profit

Our gross profit in the first quarter decreased 33 percent to $69.1 million, or 12.6 percent of net sales (15.7 percent of net sales excluding surcharge), as compared with $103.3 million, or 20.7 percent of net sales (25.1 percent of net sales excluding surcharge), in the same quarter a year ago. The results reflect the impact of weaker product mix, costs associated with the unanticipated startup issues at the Reading mill and an unplanned outage at the Latrobe mill to repair a critical piece of equipment during the current quarter.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended
	September 30,
($ in millions)	2014	2013
Net sales	$549.8	$498.6
Less: surcharge revenue	109.7	86.5
Net sales excluding surcharge revenue	$440.1	$412.1

Gross profit	$69.1	$103.3

Gross margin	12.6%	20.7%

Gross margin excluding dilutive effect of surcharge revenue	15.7%	25.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47.0 million were 8.5 percent of net sales (10.7 percent of net sales excluding surcharge) as compared with $47.5 million or 9.5 percent of net sales (11.5 percent of net sales excluding surcharge) in the same quarter a year ago. Selling, general and administrative expenses were flat relative to prior year levels.

Operating Income

Our operating income in the recent first quarter was $22.1 million as compared with $55.8 million in the same period a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals expense, operating margin was 5.6 percent for the current quarter as compared with 15.0 percent a year ago. The results reflect the impact of the operational issues experienced early in the quarter and weaker product mix.

Operating income has been significantly impacted by our pension earnings, interest and deferrals expense (“pension EID”), which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales and excluding the impacts of pension EID. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended
	September 30,
($ in millions)	2014	2013
Net sales	$549.8	$498.6
Less: surcharge revenue	109.7	86.5
Net sales excluding surcharge revenue	$440.1	$412.1

Operating income	$22.1	$55.8
Pension EID	2.4	6.0
Operating income excluding pension EID	$24.5	$61.8

Operating margin	4.0%	11.2%

Operating margin excluding surcharge revenue and pension EID	5.6%	15.0%

In addition to the impacts of the surcharge mechanism and pension EID, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted our operating margin, excluding surcharge revenue, by 110 basis points during the recent first quarter and positively impacted our operating margin, excluding surcharge revenue, by 80 basis points during the prior year’s first quarter.

Interest Expense

Interest expense for the quarter was $7.0 million compared with $4.4 million in the first quarter a year ago. The current quarter included $0.7 million of capitalized interest compared to $3.5 million in the same quarter a year ago which reflects the impact of placing a significant amount of the assets attributable to the construction project at our Alabama manufacturing plant in service late in fiscal year 2014.

Other Income, Net

Other income was $4.9 million for the recent quarter compared to other income of $0.1 million in the first quarter a year ago. The current quarter includes a $4.4 million favorable legal settlement.

Income Taxes

Income taxes in the recent first quarter were $6.5 million, or 32.5 percent of pre-tax income versus $16.9 million, or 32.8 percent of pre-tax income in the same quarter a year ago. The tax rate in both periods is lower than the statutory tax rate of 35 percent, primarily due to the benefits associated with the domestic manufacturing deduction.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended			%
	September 30,		Increase	Increase
(Pounds sold, in thousands)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	70,120	63,414	6,706	11%
Performance Engineered Products	3,034	2,666	368	14
Intersegment	(1,408)	(1,188)	(220)	(19)
Consolidated pounds sold	71,746	64,892	6,854	11%

The following table includes comparative information for net sales by business segment:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$436.0	$394.9	$41.1	10%
Performance Engineered Products	129.9	118.5	11.4	10
Intersegment	(16.1)	(14.8)	(1.3)	(9)
Total net sales	$549.8	$498.6	$51.2	10%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended		$	%
	September 30,		Increase	Increase
($ in millions)	2014	2013	(Decrease)	(Decrease)
Specialty Alloys Operations	$324.1	$307.6	$16.5	5%
Performance Engineered Products	129.6	117.5	12.1	10
Intersegment	(13.6)	(13.0)	(0.6)	(5)
Total net sales excluding surcharge revenue	$440.1	$412.1	$28.0	7%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2014 for the SAO segment increased 10 percent to $436.0 million, as compared with $394.9 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 5 percent on 11 percent higher shipment volume from a year ago.  Net sales were up in all end-use markets except for aerospace and defense, however we had an overall weaker product mix exacerbated by operating inefficiencies.

Operating income for the SAO segment was $24.6 million or 5.6 percent of net sales (7.6 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with $63.7 million or 16.1 percent of net sales (20.7 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects the impacts of a weaker mix and unanticipated startup issues at the Reading mill and an unplanned outage at Latrobe.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2014 for the PEP segment increased 10 percent to $129.9 million, as compared with $118.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $129.6 million increased 10 percent from a year ago. The results reflect increased net sales in all PEP businesses primarily driven by rentals and sales of down-hole drilling tools, shipment of powder products and shipments from the distribution business.

Operating income for the PEP segment was $9.7 million or 7.5 percent of net sales (7.5 percent of net sales excluding surcharge revenue) in the recent first quarter, compared with $11.6 million or 9.8 percent of net sales (9.9 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The results reflect the impacts of a weaker mix which primarily affected our distribution and titanium businesses.

Liquidity and Financial Resources

During the three months ended September 30, 2014, we generated cash flows from operations of $15.0 million, as compared with $39.5 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $53.5 million as compared to negative $60.5 million for the same period a year ago. The increase in free cash flow reflects significantly lower capital spending levels largely related to the Alabama facility offset by lower earnings and unfavorable working capital levels.  Capital expenditures for plant, equipment and software were $59.0 million, which included $32.3 related to the construction of the Alabama facility, for the three months ended September 30, 2014, as compared with $90.4 million, which included $67.4 million related to Alabama for the same period a year ago.

Dividends during the three months ended September 30, 2014 and 2013 were $9.6 million and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flow from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $66.0 million as of September 30, 2014, together with cash generated from operations and available borrowing capacity of approximately $491.8 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future. From time to time during the quarter ended September 30, 2014 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to September 30, 2014. The weighted average daily borrowing under the Credit Agreement during the quarter ended September 30, 2014 was approximately $23.6 million with daily outstanding borrowings ranging from $0.0 million to $90.7 million during the period.

During the three months ended September 30, 2014, we made $2.8 million in cash contributions to our qualified pension plans, and expect to make approximately $12.7 million of cash contributions to the qualified pension plans for the remainder of fiscal year 2015.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500.0 million and expires in June 2018. As of September 30, 2014, we had $8.2 million of issued letters of credit under the Credit Agreement. The balance of the Credit Agreement ($491.8 million) remains available to us. As of September 30, 2014, we had total liquidity of approximately $557.8 million.

As of September 30, 2014, we had cash and cash equivalents of approximately $63.0 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We recently authorized a share repurchase program which authorizes the repurchase of up to $500 million of the Company’s shares over two years.  The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock.  The share repurchase program may be discontinued at any time.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of September 30, 2014). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, defined as total long-term debt added to outstanding capital lease obligations and outstanding letters of credit, to consolidated capitalization, defined as consolidated indebtedness added to total equity. As of September 30, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of September 30, 2014:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	18.3 to 1.00
Consolidated debt to capital	55% (maximum)	29%

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

Net Sales and Gross Margin Excluding Surcharge Revenue

This report includes discussions of net sales and gross margin as adjusted to exclude the impact of raw material surcharge, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and gross margin provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharge revenue, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharge Revenue and Pension EID

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge and pension EID, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID to operating income and operating margin determined in accordance with U.S. GAAP. Operating income and operating margin excluding surcharge revenue and pension EID is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended
	September 30,
($ in millions)	2014	2013
Net cash provided from operating activities	$15.0	$39.5
Purchases of property, equipment and software	(59.0)	(90.4)
Proceeds from disposals of property and equipment	0.1	—
Dividends paid	(9.6)	(9.6)
Free cash flow	$(53.5)	$(60.5)

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The following provides a reconciliation of adjusted EBITDA, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended
	September 30,
($ in millions)	2014	2013
Net income	$13.5	$34.6

Interest expense	7.0	4.4
Income tax expense	6.5	16.9
Depreciation and amortization	30.3	26.7
Other income, net	(4.9)	(0.1)
EBITDA	$52.4	$82.5
Net pension expense	11.5	15.0

Adjusted EBITDA	$63.9	$97.5

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the three months ended September 30, 2014, we increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2014 and June 30, 2014 were $15.6 million and $15.5 million, respectively.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2014 Form 10-K Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 thereto.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission including its annual report on Form 10-K for the year ended June 30, 2014 and the exhibits attached to that filing. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, profitability, cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading, Latrobe and Athens for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; and (15) share repurchases are at Carpenter’s discretion and could be affected by changes in Carpenter’s share price, operating results, capital spending, cash flows, inventory, acquisitions, investments, tax laws, and general market conditions.  Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2014, we had approximately $20.5 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 71 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

We have used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate.  Historically, we have entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued.

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

The status of our financial instruments as of September 30, 2014 is provided in Note 11  to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2014, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)                                 Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingences.”

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2014 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended September 30, 2014, provided however that 47,541 shares, at an average purchase price of $57.35, were surrendered by employees to the Company during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32

Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 31, 2014	/s/ Tony R. Thene
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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.