Form 10-Q
period 2014-12-31
CARPENTER TECHNOLOGY CORP
filed 2015-02-09
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the issuer’s common stock as of January 28, 2015 was 52,587,379.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28.8	$120.0
Accounts receivable, net	309.2	339.6
Inventories	757.1	699.2
Deferred income taxes	9.4	—
Other current assets	87.5	35.7
Total current assets	1,192.0	1,194.5
Property, plant and equipment, net	1,416.6	1,407.0
Goodwill	257.5	257.7
Other intangibles, net	75.7	80.6
Other assets	113.2	117.7
Total assets	$3,055.0	$3,057.5
LIABILITIES
Current liabilities:
Short-term debt	$37.0	$—
Accounts payable	191.3	278.1
Accrued liabilities	137.2	148.0
Deferred income taxes	—	4.5
Total current liabilities	365.5	430.6
Long-term debt, net of current portion	607.1	604.3
Accrued pension liabilities	209.4	203.4
Accrued postretirement benefits	161.3	163.2
Deferred income taxes	182.5	110.7
Other liabilities	53.2	41.0
Total liabilities	1,579.0	1,553.2
Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,190,220 shares at December 31, 2014 and 55,161,875 shares at June 30, 2014; outstanding 53,050,765 shares at December 31, 2014 and 53,137,144 shares at June 30, 2014	276.0	275.8
Capital in excess of par value	260.3	263.5
Reinvested earnings	1,329.9	1,311.6
Common stock in treasury (2,139,455 shares and 2,024,731 shares at December 31, 2014 and June 30, 2014, respectively), at cost	(107.4)	(101.4)
Accumulated other comprehensive loss	(282.8)	(245.2)
Total equity	1,476.0	1,504.3
Total liabilities and equity	$3,055.0	$3,057.5
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
NET SALES	$548.4	$503.5	$1,098.2	$1,002.1
Cost of sales	463.4	408.1	944.1	803.3
Gross profit	85.0	95.4	154.1	198.8

Selling, general and administrative expenses	40.0	47.9	86.9	95.5
Operating income	45.0	47.5	67.2	103.3

Interest expense, net	(6.8)	(3.7)	(13.8)	(8.2)
Other income, net	—	0.6	4.8	0.8

Income before income taxes	38.2	44.4	58.2	95.9
Income tax expense	14.1	14.9	20.6	31.8

Net income	$24.1	$29.5	$37.6	$64.1

EARNINGS PER COMMON SHARE:
Basic	$0.45	$0.55	$0.70	$1.20
Diluted	$0.45	$0.55	$0.70	$1.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53.4	53.2	53.5	53.2
Diluted	53.6	53.6	53.7	53.5

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$24.1	$29.5	$37.6	$64.1
Other comprehensive (loss) income, net of tax
Pension and postretirement benefits, net of tax of $(1.9), $(2.0), $(3.7) and $(4.3), respectively	2.9	3.9	5.9	7.5
Net (loss) gain on derivative instruments, net of tax of $4.3, $(1.4), $15.3 and $(3.6), respectively	(7.3)	2.4	(25.5)	6.0
Unrealized gain on marketable securities, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	0.2	—	0.1
Foreign currency translation	(10.1)	1.4	(18.0)	4.9
Other comprehensive (loss) income	(14.5)	7.9	(37.6)	18.5
Comprehensive income	$9.6	$37.4	$—	$82.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Six Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$37.6	$64.1
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	60.6	53.5
Deferred income taxes	69.5	(0.7)
Net pension expense	23.0	28.0
Stock-based compensation expense	2.2	5.9
Net loss on disposal of property and equipment	0.4	0.1
Changes in working capital and other:
Accounts receivable	22.7	78.8
Inventories	(62.2)	(59.3)
Other current assets	(61.4)	(9.6)
Accounts payable	(28.0)	(49.1)
Accrued liabilities	(25.0)	(35.2)
Pension plan contributions	(3.9)	(3.1)
Other postretirement plan contributions	(6.7)	(7.0)
Other, net	(1.3)	(3.3)
Net cash provided from operating activities	27.5	63.1
INVESTING ACTIVITIES
Purchases of property, equipment and software	(127.4)	(204.5)
Proceeds from disposals of property and equipment	0.1	0.3
Net cash used for investing activities	(127.3)	(204.2)
FINANCING ACTIVITIES
Net change in short-term debt	37.0	—
Dividends paid	(19.3)	(19.2)
Purchase of treasury stock	(10.0)	—
Tax benefits on share-based compensation	0.6	1.9
Proceeds from stock options exercised	0.7	5.6
Net cash provided from (used for) financing activities	9.0	(11.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.5
DECREASE IN CASH AND CASH EQUIVALENTS	(91.2)	(151.3)
Cash and cash equivalents at beginning of period	120.0	257.5
Cash and cash equivalents at end of period	$28.8	$106.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash operating activities:
Technology licensing agreement, Note 14	$—	$9.7
Non-cash investing activities:
Acquisition of property, equipment and software	$7.6	$64.9
Non-cash financing activities:
Seller-financed debt related to the purchase of software	$4.9	$—
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Gain	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2014	$275.8	$263.5	$1,311.6	$(101.4)	$(245.2)	$1,504.3
Net income			37.6			37.6
Pension and postretirement benefits gain, net of tax					5.9	5.9
Net loss on derivative instruments, net of tax					(25.5)	(25.5)
Foreign currency translation					(18.0)	(18.0)
Cash Dividends:
Common @ $0.36 per share			(19.3)			(19.3)
Purchase of treasury stock				(10.0)		(10.0)
Share-based compensation plans		(4.3)		4.0		(0.3)
Stock options exercised	0.2	0.5				0.7
Tax windfall on share-based compensation		0.6				0.6
Balances at December 31, 2014	$276.0	$260.3	$1,329.9	$(107.4)	$(282.8)	$1,476.0

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Gain	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2013	$274.6	$254.4	$1,217.3	$(107.5)	$(335.7)	$1,303.1
Net income			64.1			64.1
Pension and postretirement benefits gain, net of tax					7.5	7.5
Net gain on derivative instruments, net of tax					6.0	6.0
Unrealized gain on marketable securities, net of tax					0.1	0.1
Foreign currency translation					4.9	4.9
Cash Dividends:
Common @ $0.36 per share			(19.2)			(19.2)
Share-based compensation plans		(1.5)		4.2		2.7
Stock options exercised	1.0	4.6				5.6
Tax windfall on share-based compensation		1.9				1.9
Balances at December 31, 2013	$275.6	$259.4	$1,262.2	$(103.3)	$(317.2)	$1,376.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2014 (the “2014 Form 10-K”). Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior year periods have been reclassified to conform to the fiscal year 2015 presentation.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Revision to Statement of Cash Flows

During the third quarter of fiscal year 2014, the Company identified an error in the classification of amounts reported in previously reported statements of cash flows. The classification error is related to the reporting of purchases of property, equipment and software that should be adjusted for amounts not yet paid in cash as of the balance sheet date, which were incorrectly reflected as cash used in investing activities and cash provided from operating activities. The Company assessed the materiality of this classification error and determined that the classification error is not material to any previously reported financial statements. The revision of prior reported amounts has no impact on the reported change in cash and cash equivalents or amounts reported in the consolidated balance sheets, statements of income, statements of comprehensive income or statements of changes in equity. The effects of the revisions to the statement of cash flows for the six months ended December 31, 2013 are presented in the following table:

($ in millions)	As Reported	Revision Impact	As Revised
Net cash provided from operating activities	$71.0	$(7.9)	$63.1
Net cash used for investing activities	(212.1)	7.9	(204.2)
Net cash used for financing activities	(11.7)	—	(11.7)
Effect of exchange rate changes on cash and cash equivalents	1.5	—	1.5
Decrease in cash and cash equivalents	$(151.3)	$—	$(151.3)

3.	Earnings Per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (nonvested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and six months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$24.1	$29.5	$37.6	$64.1
Less: earnings and dividends allocated to participating securities	—	(0.1)	(0.1)	(0.2)
Earnings available for Carpenter common stockholders used in calculation of basic earnings per share	$24.1	$29.4	$37.5	$63.9

Weighted average number of common shares outstanding, basic	53.4	53.2	53.5	53.2

Basic earnings per common share	$0.45	$0.55	$0.70	$1.20

Net income	$24.1	$29.5	$37.6	$64.1
Less: earnings and dividends allocated to participating securities	—	(0.1)	(0.1)	(0.2)
Earnings available for Carpenter common stockholders used in calculation of diluted earnings per share	$24.1	$29.4	$37.5	$63.9

Weighted average number of common shares outstanding, basic	53.4	53.2	53.5	53.2
Effect of shares issuable under share-based compensation plans	0.2	0.4	0.2	0.3
Weighted average number of common shares outstanding, diluted	53.6	53.6	53.7	53.5

Diluted earnings per common share	$0.45	$0.55	$0.70	$1.19

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2014	2013	2014	2013
Stock options	0.7	—	0.6	0.1

4.	Inventories

Inventories consisted of the following components as of December 31, 2014 and June 30, 2014:

($ in millions)	December 31, 2014	June 30, 2014
Raw materials and supplies	$140.8	$122.3
Work in process	414.6	393.9
Finished and purchased products	201.7	183.0
Total inventory	$757.1	$699.2

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2014 and June 30, 2014:

($ in millions)	December 31, 2014	June 30, 2014
Accrued compensation and benefits	$43.2	$49.8
Derivative financial instruments	21.5	4.7
Accrued pension liabilities	16.4	19.3
Accrued postretirement benefits	15.5	15.5
Accrued interest expense	11.2	11.2
Accrued income taxes	—	8.4
Other	29.4	39.1
Total accrued liabilities	$137.2	$148.0

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and six months ended December 31, 2014 and 2013 were as follows:

Three months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2014	2013	2014	2013
Service cost	$8.0	$8.2	$1.1	$1.0
Interest cost	13.5	14.3	3.0	3.1
Expected return on plan assets	(17.2)	(15.7)	(1.7)	(1.6)
Amortization of net loss	4.2	5.5	0.5	0.3
Amortization of prior service cost	0.1	0.1	—	—
	$8.6	$12.4	$2.9	$2.8

Six months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2014	2013	2014	2013
Service cost	$16.0	$16.2	$2.2	$2.0
Interest cost	27.0	28.6	5.9	6.2
Expected return on plan assets	(34.4)	(31.4)	(3.3)	(3.2)
Amortization of net loss	8.4	11.0	1.0	0.6
Amortization of prior service cost	0.2	0.2	—	—
	$17.2	$24.6	$5.8	$5.6

Historically, the Company capitalized in inventory only the service cost portion of periodic benefit costs associated with manufacturing employees. During the three months ended December 31, 2013, the Company began to capitalize the portion of periodic benefit costs related to the interest cost, expected return on assets and amortization of net actuarial loss and prior service cost (benefit), which the Company refers to as pension earnings, interest and deferrals (“pension EID”), related to current manufacturing employees in inventory. The impact of this change resulted in an increase in the amount of capitalized periodic benefit costs of $2.2 million during the three and six months ended December 31, 2013. This change did not have a material impact on any previously reported amounts.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended December 31, 2014 and 2013, the Company made $3.9 million and $3.1 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make approximately $3.2 million of contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2015.

7.	Debt

The Company has a $500.0 million syndicated credit agreement (“Credit Agreement”) that extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of December 31, 2014), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of December 31, 2014). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.150% as of December 31, 2014), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of December 31, 2014), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2014, the Company had $8.2 million of issued letters of credit and $37.0 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement ($454.8 million) was available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2014 and June 30, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of December 31, 2014 and June 30, 2014 consisted of the following:

($ in millions)	December 31, 2014	June 30, 2014
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at December 31, 2014 and June 30, 2014)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at December 31, 2014 and June 30, 2014)	252.5	249.7
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at December 31, 2014 and June 30, 2014)	299.6	299.6
Total	607.1	604.3
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$607.1	$604.3

For the three months ended December 31, 2014 and 2013, interest costs totaled $7.5 million and $8.2 million, respectively, of which $0.7 million and $4.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the six months ended December 31, 2014 and 2013, interest costs totaled $15.1 million and $16.1 million, respectively, of which $1.3 million and $7.9 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the six months ended December 31, 2014, the Company increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2014 and June 30, 2014 were $15.6 million and $15.5 million, respectively.

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

Other

The Company is defending various routine claims and legal actions that are incidental to its business and common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Like many other manufacturing companies in recent years, the Company, from time to time, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

9.    Share Repurchase Program

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $500.0 million of the Company’s outstanding common stock. The shares may be repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and market price of the stock. The share repurchase program may be discontinued at any time. During the three months ended December 31, 2014, the Company purchased 200,400 of its common stock on the open market for an aggregate of $10.0 million.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.2
Derivative financial instruments	5.4
Total assets	$10.6

Liabilities:
Derivative financial instruments	$35.1

June 30, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.2
Derivative financial instruments	20.4
Total assets	$25.6

Liabilities:
Derivative financial instruments	$10.9

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2014		June 30, 2014
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$607.1	$629.0	$604.3	$638.7
Company-owned life insurance	$17.0	$17.0	$16.2	$16.2

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of December 31, 2014 and June 30, 2014 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

11.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2014	2013	2014	2013
Legal settlement	$—	$—	$4.4	$—
Foreign exchange	(0.3)	(0.8)	0.3	(1.2)
Equity in (losses) earnings of unconsolidated subsidiaries	(0.5)	0.1	(0.4)	0.3
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	0.8	1.1	0.5	1.5
Other	—	0.2	—	0.2
Total other income, net	$—	$0.6	$4.8	$0.8

12.	Derivatives and Hedging Activities

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2014, the Company had forward contracts to purchase 27.7 million pounds of certain raw materials with settlement dates through June 2019.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in accumulated other comprehensive income to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.  For the three months ended December 31, 2014 and 2013, net gains of $0.1 million and $0.1 million, respectively, were recorded as a reduction to interest expense. For the six months ended December 31, 2014 and 2013, net gains of $0.2 million and $0.2 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2014 and June 30, 2014, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of December 31, 2014 and June 30, 2014, the total notional amount of floating interest rate contracts was $150.0 million and $0.0 million, respectively. For the three months ended December 31, 2014 and 2013, net gains of $0.9 million and $0.0 million, respectively, were recorded as a reduction to interest expense. For the six months ended December 31, 2014 and 2013, net gains of $1.2 million and $0.0 million, respectively, were recorded as a reduction to interest expense.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2014 and June 30, 2014:

December 31, 2014	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$1.1	$—	$2.3
Other assets	2.8	0.1	0.2	3.1
Total asset derivatives	$4.0	$1.2	$0.2	$5.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$21.5	$21.5
Other liabilities	—	—	13.6	13.6
Total liability derivatives	$—	$—	$35.1	$35.1

June 30, 2014	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$11.3	$11.3
Other assets	—	—	9.1	9.1
Total asset derivatives	$—	$—	$20.4	$20.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.4	$4.3	$4.7
Other liabilities	—	0.2	6.0	6.2
Total liability derivatives	$—	$0.6	$10.3	$10.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transaction will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and six months ended December 31, 2014 and 2013:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(14.8)	$(3.0)	$(43.2)	$(4.4)
Foreign exchange contracts	0.5	(0.3)	2.1	(0.8)
Total	$(14.3)	$(3.3)	$(41.1)	$(5.2)

($ in millions) Derivatives in Cash Flow Hedging Relationship:	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended December 31,		Three Months Ended December 31,
		2014	2013	2014	2013
Commodity contracts	Cost of sales	$(3.5)	$(6.8)	$(0.6)	$0.3
Foreign exchange contracts	Net sales	0.7	(0.3)	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(2.7)	$(7.0)	$(0.6)	$0.3

($ in millions) Derivatives in Cash Flow Hedging Relationship:	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Six Months Ended December 31,		Six Months Ended December 31,
		2014	2013	2014	2013
Commodity contracts	Cost of sales	$(1.5)	$(14.4)	$(0.2)	$0.3
Foreign exchange contracts	Net sales	1.0	(0.5)	—	—
Forward interest rate swaps	Interest expense	0.2	0.2	—	—
Total		$(0.3)	$(14.7)	$(0.2)	$0.3

The Company estimates that $11.4 million of net derivative losses included in AOCI as of December 31, 2014 will be reclassified into earnings within the next 12 months.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in AOCI associated with derivative hedging activities during the three and six months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2014	2013	2014	2013
Balance, beginning	$(10.6)	$(37.9)	$7.6	$(41.5)
Current period changes in fair value, net of tax	(9.0)	(2.0)	(25.7)	(3.2)
Reclassification to earnings, net of tax	1.7	4.4	0.2	9.2
Balance, ending	$(17.9)	$(35.5)	$(17.9)	$(35.5)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of December 31, 2014 and June 30, 2014, the Company had no cash collateral held by counterparties.

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

Income tax expense for the three months ended December 31, 2014 was $14.1 million, or 36.9 percent of pre-tax income as compared with $14.9 million, or 33.6 percent of pre-tax income for the three months ended December 31, 2013. Income tax expense for the six months ended December 31, 2014 was $20.6 million, or 35.4 percent of pre-tax income as compared with $31.8 million, or 33.2 percent of pre-tax income for the six months ended December 31, 2013. The current period tax expense includes net tax charges of $1.6 million for the unfavorable impact of bonus depreciation on domestic manufacturing benefits recorded in the prior year net of additional research and development credits as a result of the December 2014 enactment of the Tax Increase Prevention Act.

14.	Superalloy Powders Technical Assistance and Powder Supply Agreements

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

According to the terms of the technology licensing agreement, the Company paid a $13.0 million up-front license fee in equal quarterly installments beginning on December 15, 2013. This amount has been capitalized and will be amortized as a reduction to revenue over the term of the minimum guarantee period of 12 years. As of December 31, 2014, $13.0 million of the upfront license fee is included in other assets.

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

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest and deferrals”.

On a consolidated basis, there were no significant individual customers that accounted for 10 percent or more of the Company’s net sales for the three and six months ended December 31, 2014 and 2013, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2014	2013	2014	2013
Net Sales:
Specialty Alloys Operations	$438.3	$407.5	$874.2	$802.5
Performance Engineered Products	133.7	113.7	263.7	232.2
Intersegment	(23.6)	(17.7)	(39.7)	(32.6)
Consolidated net sales	$548.4	$503.5	$1,098.2	$1,002.1

Operating Income:
Specialty Alloys Operations	$43.4	$54.4	$68.0	$118.1
Performance Engineered Products	12.6	8.6	22.2	20.2
Corporate costs	(7.0)	(11.3)	(17.3)	(24.2)
Pension earnings, interest and deferrals	(2.4)	(3.8)	(4.7)	(9.8)
Intersegment	(1.6)	(0.4)	(1.0)	(1.0)
Consolidated operating income	$45.0	$47.5	$67.2	$103.3

Depreciation and Amortization:
Specialty Alloys Operations	$23.2	$19.6	$46.8	$39.1
Performance Engineered Products	5.9	5.9	12.0	11.7
Corporate	1.2	1.5	2.3	3.0
Intersegment	(0.2)	(0.2)	(0.5)	(0.3)
Consolidated depreciation and amortization	$30.1	$26.8	$60.6	$53.5

Capital Expenditures:
Specialty Alloys Operations	$52.7	$106.7	$104.3	$189.7
Performance Engineered Products	16.1	5.1	22.9	12.1
Corporate	0.3	2.6	1.3	3.1
Intersegment	(0.7)	(0.2)	(1.1)	(0.4)
Consolidated capital expenditures	$68.4	$114.2	$127.4	$204.5

	December 31, 2014	June 30, 2014
Total Assets:
Specialty Alloys Operations	$2,437.5	$2,454.8
Performance Engineered Products	510.8	491.7
Corporate	140.7	144.9
Intersegment	(34.0)	(33.9)
Consolidated total assets	$3,055.0	$3,057.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Recent Accounting Pronouncements

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

17.	Reclassifications from Accumulated Other Comprehensive Income (AOCI)

The changes in AOCI by component, net of tax, for the three months ended December 31, 2014 and 2013 were as follows:

Three Months Ended December 31, 2014 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at September 30, 2014	$(10.6)	$(233.7)	$(0.4)	$(23.6)	$(268.3)
Other comprehensive loss before reclassifications	(9.0)	—	—	(10.1)	(19.1)
Amounts reclassified from AOCI (b)	1.7	2.9	—	—	4.6

Net current-period other comprehensive (loss) income	(7.3)	2.9	—	(10.1)	(14.5)

Balance at December 31, 2014	$(17.9)	$(230.8)	$(0.4)	$(33.7)	$(282.8)

Three Months Ended December 31, 2013 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at September 30, 2013	$(37.9)	$(270.0)	$(0.5)	$(16.7)	$(325.1)
Other comprehensive (loss) income before reclassifications	(2.0)	—	0.2	1.4	(0.4)
Amounts reclassified from AOCI (b)	4.4	3.9	—	—	8.3

Net current-period other comprehensive income	2.4	3.9	0.2	1.4	7.9

Balance at December 31, 2013	$(35.5)	$(266.1)	$(0.3)	$(15.3)	$(317.2)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in AOCI by component, net of tax, for the six months ended December 31, 2014 and 2013 were as follows:

Six Months Ended December 31, 2014 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)
Other comprehensive loss before reclassifications	(25.7)	—	—	(18.0)	(43.7)
Amounts reclassified from AOCI (b)	0.2	5.9	—	—	6.1

Net current-period other comprehensive (loss) income	(25.5)	5.9	—	(18.0)	(37.6)

Balance at December 31, 2014	$(17.9)	$(230.8)	$(0.4)	$(33.7)	$(282.8)

Six Months Ended December 31, 2013 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive (loss) income before reclassifications	(3.2)	—	0.1	4.9	1.8
Amounts reclassified from AOCI (b)	9.2	7.5	—	—	16.7

Net current-period other comprehensive income	6.0	7.5	0.1	4.9	18.5

Balance at December 31, 2013	$(35.5)	$(266.1)	$(0.3)	$(15.3)	$(317.2)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three and six months ended December 31, 2014 and 2013:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
Details about AOCI Components		2014	2013	2014	2013
Cash flow hedging items:
Commodity contracts	Cost of sales	$(3.5)	$(6.8)	$(1.5)	$(14.4)
Foreign exchange contracts	Net sales	0.7	(0.3)	1.0	(0.5)
Forward interest rate swaps	Interest expense	0.1	0.1	0.2	0.2
	Total before tax	(2.7)	(7.0)	(0.3)	(14.7)
	Tax benefit	1.0	2.6	0.1	5.5
	Net of tax	$(1.7)	$(4.4)	$(0.2)	$(9.2)

Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(4.7)	$(5.8)	$(9.4)	$(11.6)
Prior service cost	(b)	(0.1)	(0.1)	(0.2)	(0.2)
	Total before tax	(4.8)	(5.9)	(9.6)	(11.8)
	Tax benefit	1.9	2.0	3.7	4.3
	Net of tax	$(2.9)	$(3.9)	$(5.9)	$(7.5)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).

During the three months ended December 31, 2014, the Company identified an error related to the accounting for an equity method investment.  Since the investee’s financial statements are prepared using a functional currency other than the US dollar, the Company should be translating the Company’s investment balance into a US dollar equivalent at the end of each period. The impact of correcting this error was a $4.9 million reduction in other assets with an offsetting adjustment to accumulated other comprehensive loss in the Company’s consolidated balance sheet as of December 31, 2014. This adjustment is included in foreign currency translation in the consolidated statements of comprehensive income for the three months and six months ended December 31, 2014. The Company determined that neither the prior period errors nor the current period adjustment were material to the periods presented.

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

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions, divestitures and joint collaborations as well as possible business unit dispositions aimed at broadening our offering to the marketplace. We have participated with other companies to explore potential terms and structures of such opportunities and expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2014 Form 10-K. Our discussions here focus on our results during or as of the three and six month periods ended December 31, 2014 and the comparable periods of fiscal year 2014, and to the extent applicable, on material changes from information discussed in the 2014 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2014 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

The volatility of the costs of raw materials has impacted our operations over the past several years. We, and others in our industry, generally have been able to pass cost increases on major raw materials through to our customers using surcharges that are structured to recover increases in raw material costs. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month which correlates to the prices we pay for our raw material purchases. However, a portion of our surcharges to customers may be calculated using a different surcharge formula or may be based on the raw material prices at the time of order, which creates a lag between surcharge revenue and corresponding raw material costs recognized in cost of sales. The surcharge mechanism protects our net income on such sales except for the lag effect discussed above. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this report.

Approximately 25 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains or losses on the commodity forward contracts are reclassified from other comprehensive income together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer term, our customer long-term arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2015 will be $45.9 million as compared with $60.1 million in fiscal year 2014.  The following is the pension expense for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2014	2013	2014	2013
Pension plans	$8.6	$12.4	$17.2	$24.6
Other postretirement plans	2.9	2.8	5.8	5.6
Net periodic benefit costs	$11.5	$15.2	$23.0	$30.2

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals (“pension EID”) is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2014	2013	2014	2013
Cost of sales
Service cost	$7.3	$7.1	$14.7	$14.1
Pension earnings, interest and deferrals	1.3	1.9	2.5	6.0
	$8.6	$9.0	$17.2	$20.1

Selling, general and administrative expenses
Service cost	$1.8	$2.1	$3.5	$4.1
Pension earnings, interest and deferrals	1.1	1.9	2.3	3.8
	$2.9	$4.0	$5.8	$7.9

Net pension expense	$11.5	$13.0	$23.0	$28.0

Historically, we capitalized only the service cost component of net pension expense related to manufacturing employees. Beginning with the quarter ended December 31, 2013, we began to capitalize the portion of pension EID related to current manufacturing employees in inventory. The impact of this change resulted in a reduction of pension EID of $2.2 million during the quarter ended December 31, 2013. The tables above include the impact of making this change during the quarter ended December 31, 2013 and as such pension EID expense included in cost of sales was reduced by $2.2 million. We will continue to expense the portion of pension EID related to inactive manufacturing employees as a period cost in cost of sales. For the three months ended December 31, 2014 and 2013, the amount of pension EID included in cost of sales related to inactive manufacturing employees was $0.7 million and $2.4 million, respectively. For the six months ended December 31, 2014 and 2013, the amount of pension EID included in cost of sales related to inactive manufacturing employees was $1.4 million and $4.8 million, respectively. As of December 31, 2014 and June 30, 2014, amounts capitalized in gross inventory were $9.5 million and $9.2 million, respectively.

Operating Performance Overview

For the quarter ended December 31, 2014, we reported net income of $24.1 million, or $0.45 per diluted share, compared with net income for the same period a year earlier of $29.5 million, or $0.55 per diluted share. Our second quarter of fiscal year 2015 results reflect higher net sales in all end-use markets along with a richer sales mix that we previously described was building in our backlog as we exited the first quarter of fiscal year 2015. The sales growth and richer mix were more than offset by higher operating costs in the current quarter as we work through the integration of our mill operating system. We drove substantial gains in our PEP segment. PEP increased sales by 18 percent and operating income increased 47 percent through yield improvements and productivity gains.

In our SAO segment we are experiencing cancellations and deferrals for oil and gas materials as drilling and completion activity slows with falling oil prices. The decline in oil prices will also affect our down-hole tool business, our distribution business and, to a lesser extent, our powder metals business. We are already taking actions to align our cost structure with lower demand in our oil and gas focused businesses and will continue to manage our costs aggressively as market conditions change. Overall, we expect PEP’s earnings to be down 25%-30% in the fiscal year 2015 third quarter.

Despite the uncertainty related to the decline in oil prices, based on our overall view of our end-use markets, our order book and our backlog, we expect to drive higher sales volume with a stronger mix in the second half of our fiscal year 2015.  To assist in ensuring that we meet our operating performance objectives, in January 2015 we established a Business Management Office (“BMO”). The BMO will be led by internal resources, with assistance provided by external management consultants, and will focus on three key areas: profit optimization, cost reduction and inventory reduction. For each of the focus areas, the BMO is tasked with providing and executing on recommendations to bring fundamental changes to our business processes necessary to achieve our performance objectives. In addition, we continue to evaluate possible restructuring opportunities aimed at productivity improvements to optimize our infrastructure and drive cost savings both in the near-term and longer term.
Results of Operations — Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013

Net Sales

Net sales for the three months ended December 31, 2014 were $548.4 million, which was a 9 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 8 percent on flat shipment volume from the same period a year ago indicating a strengthening product mix. We increased sales in all of our end-use markets compared to the prior year same quarter.

Geographically, sales outside the United States increased 5 percent from the same period a year ago to $158.7 million for the three months ended December 31, 2014. The increase is due to additional sales to Central and South America. Total international sales represented 29 percent and 30 percent of total net sales in this quarter and in prior year same quarter, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2014	2013
Aerospace and defense	$242.7	$224.8	$17.9	8%
Industrial and consumer	122.4	112.3	10.1	9
Energy	80.2	73.9	6.3	9
Transportation	41.9	35.5	6.4	18
Medical	28.2	24.3	3.9	16
Distribution	33.0	32.7	0.3	1
Total net sales	$548.4	$503.5	$44.9	9%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2014	2013
Aerospace and defense	$189.2	$177.7	$11.5	6%
Industrial and consumer	96.5	88.9	7.6	9
Energy	70.3	64.8	5.5	8
Transportation	31.3	28.4	2.9	10
Medical	25.7	22.4	3.3	15
Distribution	32.7	32.4	0.3	1
Total net sales excluding surcharge revenue	$445.7	$414.6	$31.1	8%

Sales to the aerospace and defense market increased 8 percent from the second quarter a year ago to $242.7 million. Excluding surcharge revenue, sales increased 6 percent from the second quarter a year ago on a 4 percent increase in shipment volume. The results reflect an improving product mix on a 5 percent increase in sales of the aerospace engine materials and a 20 percent increase in fastener materials partially offset by lower sales for defense-related materials.

Industrial and consumer market sales increased 9 percent from the second quarter a year ago to $122.4 million. Excluding surcharge revenue, sales increased 9 percent on an 8 percent decrease in shipment volume. The results reflect sales growth in the consumer market sector driven by high-value consumer electronics and industrial goods applications.

Sales to the energy market of $80.2 million reflected a 9 percent increase from the second quarter a year ago. Excluding surcharge revenue, sales increased 8 percent from a year ago on higher shipment volume of 12 percent. The results reflect sales growth in the drilling and completions products as compared to the same period a year ago. Our Amega West manufacturing and rental business reported solid sales growth in both manufacturing and rentals as directional rig count grew 14 percent from the second quarter a year ago.

Transportation market sales increased 18 percent from the second quarter a year ago to $41.9 million. Excluding surcharge revenue, sales increased 10 percent on 7 percent higher shipment volume from the second quarter a year ago. The results reflect an improvement in product mix of higher value components for more demanding applications going into engine systems. In addition, sales of light vehicles increased 6 percent from the year ago period.

Medical market sales increased 16 percent from the second quarter a year ago to $28.2 million. Excluding surcharge revenue, sales increased 15 percent on 17 percent higher shipment volume from the second quarter a year ago. The results reflect an increase in sales on the strength of increased orthopedic and surgical instrument demand. Original Equipment

Manufacturers (OEMs) appear to have resumed more normalized buying patterns but the pricing environment remains extremely competitive.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Special alloys	$235.6	$217.7	$17.9	8%
Stainless steel	162.9	148.3	14.6	10
Alloy and tool steel	51.4	52.1	(0.7)	(1)
Titanium products	41.2	33.8	7.4	22
Powder metals	16.5	11.8	4.7	40
Distribution and other	40.8	39.8	1.0	3
Total net sales	$548.4	$503.5	$44.9	9%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Special alloys	$168.0	$159.0	$9.0	6%
Stainless steel	138.1	127.4	10.7	8
Alloy and tool steel	41.8	43.4	(1.6)	(4)
Titanium products	41.2	33.8	7.4	22
Powder metals	16.5	11.8	4.7	40
Distribution and other	40.1	39.2	0.9	2
Total net sales excluding surcharge revenue	$445.7	$414.6	$31.1	8%

Sales of special alloys products increased 8 percent from a year ago to $235.6 million. Excluding surcharge revenue, sales increased 6 percent on a 5 percent increase in shipment volume.

Sales of stainless steel increased 10 percent from a year ago to $162.9 million. Excluding surcharge revenue, sales increased 8 percent on 3 percent lower shipment volume.

Sales of alloy and tool steel decreased 1 percent from a year ago to $51.4 million. Excluding surcharge revenue, sales decreased 4 percent on 3 percent lower shipment volume.

Sales of titanium products increased 22 percent from a year ago to $41.2 million on 29 percent higher volume.

Sales of powder metals increased 40 percent from a year ago to $16.5 million on a 53 percent increase in shipment volume.

Gross Profit

Our gross profit in the second quarter decreased 11 percent to $85.0 million, or 15.5 percent of net sales (19.1 percent of net sales excluding surcharge), as compared with $95.4 million, or 18.9 percent of net sales (23.0 percent of net sales excluding surcharge), in the same quarter a year ago. The results reflect the impact of higher sales on a stronger mix more than offset by higher operating costs, the impact of a press outage and higher depreciation related to our Athens facility during the current quarter.

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

	Three Months Ended December 31,
($ in millions)	2014	2013
Net sales	$548.4	$503.5
Less: surcharge revenue	102.7	88.9
Net sales excluding surcharge revenue	$445.7	$414.6

Gross profit	$85.0	$95.4

Gross margin	15.5%	18.9%

Gross margin excluding dilutive effect of surcharge revenue	19.1%	23.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $40.0 million were 7.3 percent of net sales (9.0 percent of net sales excluding surcharge) as compared with $47.9 million and 9.5 percent of net sales (11.6 percent of net sales excluding surcharge) in the same quarter a year ago. Selling, general and administrative expenses decreased due to lower variable compensation expense and lower amortization expense relative to prior year levels.

Operating Income

Our operating income in the recent second quarter was $45.0 million as compared with $47.5 million in the same period a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals expense, operating margin was 10.6 percent for the current quarter as compared with 12.4 percent a year ago. The results reflect the impact of higher sales on a stronger mix, lower variable compensation expense and lower amortization expense, which were more than offset by higher operating costs, the press outage and higher depreciation related to the Athens facility.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales and excluding the impact of pension EID. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended December 31,
($ in millions)	2014	2013
Net sales	$548.4	$503.5
Less: surcharge revenue	102.7	88.9
Net sales excluding surcharge revenue	$445.7	$414.6

Operating income	$45.0	$47.5
Pension EID	2.4	3.8
Operating income excluding pension EID	$47.4	$51.3

Operating margin	8.2%	9.4%

Operating margin excluding surcharge revenue and pension EID	10.6%	12.4%

In addition to the impacts of the surcharge mechanism and pension EID, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations negatively impacted our operating margin, excluding surcharge revenue, by 20 basis points during the recent second quarter and had no impact on our operating margin, during the prior year’s second quarter.

Interest Expense

Interest expense for the quarter was $6.8 million compared with $3.7 million in the second quarter a year ago. The current quarter included $0.7 million of capitalized interest compared to $4.5 million in the same quarter a year ago which reflects the impact of placing a significant amount of the assets, attributable to the construction project at our Athens manufacturing plant, in service late in fiscal year 2014.

Other Income, Net

Other income was $0.0 million for the recent quarter compared to other income of $0.6 million in the second quarter a year ago.

Income Taxes

Income taxes in the recent second quarter were $14.1 million, or 36.9 percent of pre-tax income versus $14.9 million, or 33.6 percent of pre-tax income in the same quarter a year ago. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which included provisions that retroactively extended the research and development credit as well as bonus depreciation.  As a result of the enactment, we recorded a net tax charge of $1.6 million in the three months ended December 31, 2014 for the unfavorable impact of bonus depreciation on domestic manufacturing benefits offset by additional research and development credits.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2014	2013
Specialty Alloys Operations	65,600	66,734	(1,134)	(2)%
Performance Engineered Products	4,224	2,683	1,541	57
Intersegment	(2,112)	(2,039)	(73)	(4)
Consolidated pounds sold	67,712	67,378	334	—%

The following table includes comparative information for net sales by business segment:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Specialty Alloys Operations	$438.3	$407.5	$30.8	8%
Performance Engineered Products	133.7	113.7	20.0	18
Intersegment	(23.6)	(17.7)	(5.9)	(33)
Total net sales	$548.4	$503.5	$44.9	9%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Specialty Alloys Operations	$332.4	$316.6	$15.8	5%
Performance Engineered Products	133.4	113.3	20.1	18
Intersegment	(20.1)	(15.3)	(4.8)	(31)
Total net sales excluding surcharge revenue	$445.7	$414.6	$31.1	8%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2014 for the SAO segment increased 8 percent to $438.3 million, as compared with $407.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 5 percent on 2 percent lower shipment volume from a year ago.  The results reflect a strengthening product mix particularly in the transportation and industrial and consumer markets compared to the prior year quarter.

Operating income for the SAO segment was $43.4 million or 9.9 percent of net sales (13.1 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $54.4 million or 13.3 percent of net sales (17.2 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects higher sales on a stronger mix more than offset by higher operating costs, the press outage and higher depreciation of the Athens facility.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2014 for the PEP segment increased 18 percent to $133.7 million, as compared with $113.7 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $133.4 million increased 18 percent from a year ago. The results reflect increased net sales in rentals and down-hole drilling tools sales, higher shipments of powder products and higher shipments of titanium bar and wire products on strong aerospace demand.

Operating income for the PEP segment was $12.6 million or 9.4 percent of net sales (9.4 percent of net sales excluding surcharge revenue) in the recent second quarter, compared with $8.6 million or 7.6 percent of net sales (7.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The results reflect the impacts of increased volume, productivity gains in our titanium, powder and machining operations and improved profitability in our distribution business resulting from cost management initiatives.

Results of Operations — Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013

Net Sales

Net sales for the six months ended December 31, 2014 were $1,098.2 million, which was a 10 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 7 percent on 5 percent higher shipment volume from the same period a year ago. Sales increased in all of our end-use markets which reflects improving demand and strengthening product mix.

Geographically, sales outside the United States increased 8 percent from the same period a year ago to $312.5 million for the six months ended December 31, 2014. The increase is due to additional sales to Europe and Asia. Total international sales represented 29 percent of total net sales for the six months ended December 31, 2014 and 2013.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2014	2013
Aerospace and defense	$477.9	$454.2	$23.7	5%
Industrial and consumer	250.9	221.5	29.4	13
Energy	159.3	140.2	19.1	14
Transportation	83.5	67.9	15.6	23
Medical	57.6	51.4	6.2	12
Distribution	69.0	66.9	2.1	3
Total net sales	$1,098.2	$1,002.1	$96.1	10%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2014	2013
Aerospace and defense	$369.9	$360.6	$9.3	3%
Industrial and consumer	195.1	174.8	20.3	12
Energy	138.1	123.9	14.2	11
Transportation	62.0	53.9	8.1	15
Medical	52.4	47.3	5.1	11
Distribution	68.3	66.2	2.1	3
Total net sales excluding surcharge revenue	$885.8	$826.7	$59.1	7%

Sales to the aerospace and defense market increased 5 percent from the same period a year ago to $477.9 million. Excluding surcharge revenue, sales increased 3 percent from the same period a year ago on a 4 percent increase in shipment volume. The results reflect a 5 percent increase in sales of aerospace engine materials and a 14 percent increase in fastener materials. This growth was partially offset by lower demand for certain structural and defense-related materials.

Industrial and consumer market sales increased 13 percent from the same period a year ago to $250.9 million. Excluding surcharge revenue, sales increased 12 percent on a 1 percent increase in shipment volume. The results reflect sales growth in the consumer market sector driven by high-value consumer electronics, sporting goods and industrial applications as well as strong sales growth in materials used in the semiconductors sector.

Sales to the energy market of $159.3 million reflected a 14 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 11 percent from a year ago on higher shipment volume of 23 percent. The results reflect growth in the power generation sector and drilling and completions products as compared to the same period a year ago. Our Amega West manufacturing and rental business reported solid revenue growth in both manufacturing and rentals compared to the same period a year ago.

Transportation market sales increased 23 percent from the same period a year ago to $83.5 million. Excluding surcharge revenue, sales increased 15 percent on 11 percent higher shipment volume from the same period a year ago. The results reflect a strengthening mix related to higher value components for more demanding applications going into high pressure/temperature engine systems. In addition, sales of light vehicles increased from the year ago period.

Medical market sales increased 12 percent from the same period a year ago to $57.6 million. Excluding surcharge revenue, sales increased 11 percent on 17 percent higher shipment volume from the same period a year ago. Industry cost containment efforts continue to put significant downward pressure on pricing. Original equipment manufacturers (OEMs) appear to have resumed more normalized buying patterns as supply chain inventories appear to have stabilized.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Special alloys	$469.6	$422.0	$47.6	11%
Stainless steel	325.0	294.6	30.4	10
Alloy and tool steel	108.1	111.3	(3.2)	(3)
Titanium products	79.8	70.7	9.1	13
Powder metals	30.8	22.2	8.6	39
Distribution and other	84.9	81.3	3.6	4
Total net sales	$1,098.2	$1,002.1	$96.1	10%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Special alloys	$331.2	$308.7	$22.5	7%
Stainless steel	273.6	252.7	20.9	8
Alloy and tool steel	87.0	92.5	(5.5)	(6)
Titanium products	79.8	70.7	9.1	13
Powder metals	30.8	22.2	8.6	39
Distribution and other	83.4	79.9	3.5	4
Total net sales excluding surcharge revenue	$885.8	$826.7	$59.1	7%

Sales of special alloys products increased 11 percent from a year ago to $469.6 million. Excluding surcharge revenue, sales increased 7 percent on a 10 percent increase in shipment volume.

Sales of stainless steel increased 10 percent from a year ago to $325.0 million. Excluding surcharge revenue, sales increased 8 percent on a 6 percent higher shipment volume.

Sales of alloy and tool steel decreased 3 percent from a year ago to $108.1 million. Excluding surcharge revenue, sales decreased 6 percent on a 4 percent lower shipment volume.

Sales of titanium products increased 13 percent from a year ago to $79.8 million on a 18 percent higher shipment volume.

Sales of powder metals increased 39 percent from a year ago to $30.8 million on a 17 percent increase in shipment volume.

Gross Profit

Our gross profit in the six months ended December 31, 2014 decreased 22 percent to $154.1 million, or 14.0 percent of net sales (17.4 percent of net sales excluding surcharge), as compared with $198.8 million, or 19.8 percent of net sales (24.0 percent of net sales excluding surcharge), in the same period a year ago. The results reflect the impact of increased demand and strengthening mix more than offset by higher operating costs and higher depreciation expense associated with the Athens facility.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative six month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2014	2013
Net sales	$1,098.2	$1,002.1
Less: surcharge revenue	212.4	175.4
Net sales excluding surcharge revenue	$885.8	$826.7

Gross profit	$154.1	$198.8

Gross margin	14.0%	19.8%

Gross margin excluding dilutive effect of surcharge revenue	17.4%	24.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $86.9 million were 7.9 percent of net sales (9.8 percent of net sales excluding surcharge) for the six months ended December 31, 2014 as compared with $95.5 million or 9.5 percent of net sales (11.6 percent of net sales excluding surcharge) in the same period a year ago. Selling, general and administrative expenses decreased due to lower variable compensation expense and lower amortization expense compared to the same period a year ago.

Operating Income

Our operating income in the six months ended December 31, 2014 was $67.2 million as compared with $103.3 million in the same period a year ago. Excluding surcharge revenue and pension earnings, interest and deferrals expense, operating margin was 8.1 percent for the six months ended December 31, 2014 as compared with 13.7 percent a year ago. The results reflect the impact of increased demand and strengthening mix, lower variable compensation expense and lower amortization expense more than offset by higher operating costs and higher depreciation expense related to our Athens facility.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales and excluding the impacts of pension EID. We present and discuss these financial measures because management believes removing the impact of volatile and non-recurring charges provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2014	2013
Net sales	$1,098.2	$1,002.1
Less: surcharge revenue	212.4	175.4
Net sales excluding surcharge revenue	$885.8	$826.7

Operating income	$67.2	$103.3
Pension EID	4.7	9.8
Operating income excluding pension EID	$71.9	$113.1

Operating margin	6.1%	10.3%

Operating margin excluding surcharge revenue and pension EID	8.1%	13.7%

In addition to the impacts of the surcharge mechanism and pension EID, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from period to period. We estimate that the effect of such combined fluctuations negatively impacted our operating margin, excluding surcharge revenue, by 60 basis points during the six months ended December 31, 2014 and positively impacted our operating margin, excluding surcharge revenue, by 40 basis points during the six months ended December 31, 2013.

Interest Expense

Interest expense for the six months ended December 31, 2014 was $13.8 million compared with $8.2 million in the year ago period. The current period included $1.3 million of capitalized interest compared to $7.9 million the same period a year ago which reflects the impact of placing a significant amount of the assets, attributable to the construction project at our Athens manufacturing plant, in service late in fiscal year 2014.

Other Income, Net

Other income was $4.8 million for the recent six months ended December 31, 2014 compared to other income of $0.8 million in the year ago period. The six months ended December 31, 2014 includes a $4.4 million favorable legal settlement.

Income Taxes

Income taxes in the six months ended December 31, 2014 were $20.6 million, or 35.4 percent of pre-tax income versus $31.8 million, or 33.2 percent of pre-tax income in the six months ended December 31, 2013. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively extended the research and development credit as well as bonus depreciation.  As a result of the enactment, we recorded a net tax charge of $1.6 million in the six months ended December 31, 2014 for the unfavorable impact of bonus depreciation on domestic manufacturing benefits offset by additional research and development credits.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2014	2013
Specialty Alloys Operations	135,718	130,148	5,570	4%
Performance Engineered Products	7,258	5,350	1,908	36
Intersegment	(3,518)	(3,228)	(290)	(9)
Consolidated pounds sold	139,458	132,270	7,188	5%

The following table includes comparative information for net sales by business segment:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Specialty Alloys Operations	$874.2	$802.5	$71.7	9%
Performance Engineered Products	263.7	232.2	31.5	14
Intersegment	(39.7)	(32.6)	(7.1)	(22)
Total net sales	$1,098.2	$1,002.1	$96.1	10%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Specialty Alloys Operations	$656.4	$624.2	$32.2	5%
Performance Engineered Products	263.0	230.8	32.2	14
Intersegment	(33.6)	(28.3)	(5.3)	(19)
Total net sales excluding surcharge revenue	$885.8	$826.7	$59.1	7%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2014 for the SAO segment increased 9 percent to $874.2 million, as compared with $802.5 million in the same period a year ago. Excluding surcharge revenue, net sales increased 5 percent on 4 percent higher shipment volume from a year ago.  The results reflect an increase in demand and strengthening product mix compared to the prior year same period.

Operating income for the SAO segment was $68.0 million or 7.8 percent of net sales (10.4 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2014 as compared with $118.1 million or 14.7 percent of net sales (18.9 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects the increased demand and strengthening mix more than offset by higher operating costs and higher depreciation expense related to our Athens facility.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2014 for the PEP segment increased 14 percent to $263.7 million, as compared with $232.2 million in the same period a year ago. Excluding surcharge revenue, net sales of $263.0 million increased 14 percent from a year ago. The results reflect increased net sales in the PEP businesses primarily driven by rentals and sales of down-hole drilling tools, shipment of powder products, shipments of titanium bar and wire products and shipments from the distribution business.

Operating income for the PEP segment was $22.2 million or 8.4 percent of net sales (8.4 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2014, compared with $20.2 million or 8.7 percent of net sales

(8.8 percent of net sales excluding surcharge revenue) in the same period a year ago. The results reflect the impacts of increased volume in several product lines, yield improvements and productivity gains partially offset by weaker product mix.

Liquidity and Financial Resources

During the six months ended December 31, 2014 we generated cash flows from operations of $27.5 million, as compared with $63.1 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $119.1 million as compared to negative $160.3 million for the same period a year ago. The increase in free cash flow reflects significantly lower capital spending levels largely related to the Athens facility partially offset by lower earnings and unfavorable working capital levels.  Capital expenditures for plant, equipment and software were $127.4 million, which included $66.9 million related to the construction of the Athens facility, for the six months ended December 31, 2014, as compared with $204.5 million, which included $162.1 million related to Athens for the same period a year ago.

Dividends during the six months ended December 31, 2014 and 2013 were $19.3 million and $19.2 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500.0 million and expires in June 2018. As of December 31, 2014, we had $8.2 million of issued letters of credit and $37.0 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement ($454.8 million) remains available to us. As of December 31, 2014, we had total liquidity of approximately $483.6 million.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of approximately $28.8 million as of December 31, 2014, together with cash generated from operations and available borrowing capacity of approximately $454.8 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future. From time to time during the six months ended December 31, 2014 we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the six months ended December 31, 2014 was approximately $43.0 million with daily outstanding borrowings ranging from $4.8 million to $119.4 million during the period.

During the six months ended December 31, 2014, we made $3.9 million in cash contributions to our qualified pension plans, and expect to make approximately $3.2 million of cash contributions to the qualified pension plans for the remainder of fiscal year 2015.

As of December 31, 2014, we had cash and cash equivalents of approximately $27.6 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. We are currently evaluating additional opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

During the three months ended December 31, 2014, we used $10.0 million to purchase 200,400 shares of common stock pursuant to the terms of the share repurchase program authorized by our Board of Directors in October 2014. As of December 31, 2014, $490.0 million remains available for future purchases.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of December 31, 2014). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of December 31, 2014:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	15.7 to 1.00
Consolidated debt to capital	55% (maximum)	31%

We continue to believe that we will maintain compliance with the financial and restrictive covenants in future periods. To the extent that we do not comply with the covenants under the Credit Agreement, this could reduce our liquidity and flexibility due to potential restrictions on borrowings available to us unless we are able to obtain waivers or modifications of the covenants.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
($ in millions)	2014	2013
Net cash provided from operating activities	$27.5	$63.1
Purchases of property, equipment and software	(127.4)	(204.5)
Proceeds from disposals of property and equipment	0.1	0.3
Dividends paid	(19.3)	(19.2)
Free cash flow	$(119.1)	$(160.3)

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities, treasury stock purchases and consistent dividend payments. Free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The following provides a reconciliation of adjusted EBITDA, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2014	2013	2014	2013
Net income	$24.1	$29.5	$37.6	$64.1
Interest expense	6.8	3.7	13.8	8.2
Income tax expense	14.1	14.9	20.6	31.8
Depreciation and amortization	30.1	26.8	60.6	53.5
Other income, net	—	(0.6)	(4.8)	(0.8)
EBITDA	$75.1	$74.3	$127.8	$156.8
Net pension expense	11.5	13.0	23.0	28.0

Adjusted EBITDA	$86.6	$87.3	$150.8	$184.8

Management believes that adjusted EBITDA is helpful in analyzing the operating performance of the Company. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure determined in accordance with U.S. GAAP.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the six months ended December 31, 2014, we increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2014 and June 30, 2014 were $15.6 million and $15.5 million, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended June 30, 2014. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, profitability, cost savings, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5)

fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading, Latrobe and Athens for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; and (16) share repurchases are at Carpenter’s discretion and could be affected by changes in Carpenter’s share price, operating results, capital spending, cash flows, inventory, acquisitions, investments, tax laws and general market conditions. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2014, we had approximately $31.1 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 67 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

We use interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate.  We enter into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued.

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

The status of our financial instruments as of December 31, 2014 is provided in Note 12  to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on December 31, 2014, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of December 31, 2014 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2014 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company's shares over two years. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of December 31, 2014, $490.0 million of the $500.0 million remained available for future purchases. During the quarter ended December 31, 2014, the Company purchased 200,400 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2014	—	$—	—	$500.0
November 1-30, 2014	38,800	51.33	38,800	498.0
December 1-31, 2014	161,600	49.48	161,600	490.0
Quarter ended December 31, 2014	200,400	$49.84	200,400	$490.0

(1)	The average price paid per share reflects only the per share prices of the shares purchased on the open market under the terms of the share repurchase program.

In addition to the share repurchase program, for the three months ended December 31, 2014, 377 shares, at an average purchase price of $44.70, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 5. Other Information

On February 4, 2015, in connection with Gregory A. Pratt’s appointment on November 14, 2014 as the interim President and Chief Executive Officer of the Company in addition to his continuing role as Chairman of the Board of Directors, and in respect of his service in such capacities, the Company and Mr. Pratt entered into a letter agreement concerning compensation, a copy of which is attached as Exhibit 10 (A) to this Form 10-Q (the “Employment Agreement”).

In addition to the information provided below, supplemental information concerning the compensation payable to Mr. Pratt under the Employment Agreement, including the terms and conditions thereof, is incorporated by reference from the Employment Agreement.

Compensation for Service as Interim President, Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the Employment Agreement, with respect to compensation for his service as interim President and Chief Executive Officer, and Chairman of the Board of Directors (in lieu of any other cash or equity compensation for Mr. Pratt’s service as a director of the Company), the Company agreed to pay Mr. Pratt, subject to his continued service with the Company in his capacity as interim President and Chief Executive Officer or as an employee during a transition period to assist any new Chief Executive Officer (such collective service period, the “Interim Service”), the following compensation:

•a salary of $25,000 per month;

•two grants of long-term incentive non-qualified stock options to purchase the Company’s common stock having an aggregate fair market value on the date of grant of $4.5 million:

◦the first grant, representing 50% of the stock options, will have a target grant value equal to $2.25 million and an exercise price equal to the fair market value of the Company’s common stock on the date of grant; and

◦the second grant, representing 50% of the stock options, will have a target grant value equal to $2.25 million and an exercise price equal to a 125% of the fair market value of the Company’s common stock on the date of grant.

The stock options will have a 10-year term, and 25% of each grant of stock options shall vest on February 5, 2015, with the remaining stock options in each grant vesting in substantially equal amounts on the first day of each of the following nine months (provided that Mr. Pratt remains in service with the Company during the Interim Service on such date);

•reimbursement for all reasonable and necessary business expenses incurred for the benefit of the Company during the Interim Service, including reimbursement of reasonable transportation and temporary living expenses incurred by Mr. Pratt as a result of his commuting and/or temporary relocation during the Interim Service; and

•payment or reimbursement for reasonable medical exam, tax and financial planning expenses.

Except as described above, Mr. Pratt will not be eligible to participate in the Company’s Executive Bonus Compensation Plan or in any other incentive or perquisite arrangement or any severance, change in control, deferred compensation or non-qualified retirement plan, and shall receive no other compensation for his service as Chairman, a member of any committee of our Board of Directors or as a director during the Interim Service.

Item 6. Exhibits

Exhibit No.	Description

10 (A)	Employment Letter Agreement of Gregory A. Pratt, dated February 4, 2015. (filed herewith)

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: February 9, 2015	/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and
Chief Financial Officer

(duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description

10 (A)	Employment Letter Agreement of Gregory A. Pratt, dated February 4, 2015.

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.