Form 10-Q
period 2015-03-31
CARPENTER TECHNOLOGY CORP
filed 2015-05-07
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the issuer’s common stock as of April 29, 2015 was 50,403,963.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$29.4	$120.0
Accounts receivable, net	318.9	339.6
Inventories	710.7	699.2
Deferred income taxes	16.7	—
Other current assets	43.0	35.7
Total current assets	1,118.7	1,194.5
Property, plant and equipment, net	1,403.6	1,407.0
Goodwill	257.3	257.7
Other intangibles, net	73.5	80.6
Other assets	114.3	117.7
Total assets	$2,967.4	$3,057.5
LIABILITIES
Current liabilities:
Accounts payable	$178.3	$278.1
Accrued liabilities	144.3	148.0
Deferred income taxes	—	4.5
Total current liabilities	322.6	430.6
Long-term debt	609.8	604.3
Accrued pension liabilities	228.9	203.4
Accrued postretirement benefits	160.2	163.2
Deferred income taxes	182.8	110.7
Other liabilities	63.3	41.0
Total liabilities	1,567.6	1,553.2
Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,233,807 shares at March 31, 2015 and 55,161,875 shares at June 30, 2014; outstanding 51,886,740 shares at March 31, 2015 and 53,137,144 shares at June 30, 2014	276.2	275.8
Capital in excess of par value	265.1	263.5
Reinvested earnings	1,319.0	1,311.6
Common stock in treasury (3,347,067 shares and 2,024,731 shares at March 31, 2015 and June 30, 2014, respectively), at cost	(157.6)	(101.4)
Accumulated other comprehensive loss	(302.9)	(245.2)
Total equity	1,399.8	1,504.3
Total liabilities and equity	$2,967.4	$3,057.5
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
NET SALES	$570.6	$566.3	$1,668.8	$1,568.4
Cost of sales	494.8	471.8	1,438.9	1,275.2
Gross profit	75.8	94.5	229.9	293.2

Selling, general and administrative expenses	45.7	45.0	132.7	140.4
Restructuring charges	25.3	—	25.3	—
Operating income	4.8	49.5	71.9	152.8

Interest expense, net	(7.1)	(2.7)	(20.9)	(10.8)
Other (expense) income, net	—	(0.6)	4.8	0.1

(Loss) income before income taxes	(2.3)	46.2	55.8	142.1
Income tax (benefit) expense	(0.9)	15.6	19.6	47.4

Net (loss) income	$(1.4)	$30.6	$36.2	$94.7

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.03)	$0.57	$0.68	$1.77
Diluted	$(0.03)	$0.57	$0.68	$1.76

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52.6	53.3	53.2	53.2
Diluted	52.6	53.7	53.3	53.6

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
($ in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net (loss) income	$(1.4)	$30.6	$36.2	$94.7
Other comprehensive (loss) income, net of tax
Pension and postretirement benefits, net of tax of $(1.8), $(2.2), $(5.5) and $(6.4), respectively	3.0	3.7	8.9	11.2
Net (loss) gain on derivative instruments, net of tax of $8.0, $(12.3), $23.4 and $(15.9), respectively	(13.2)	20.5	(38.7)	26.5
Unrealized gain on marketable securities, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	—	0.1
Foreign currency translation	(9.9)	(1.0)	(27.9)	3.9
Other comprehensive (loss) income	(20.1)	23.2	(57.7)	41.7
Comprehensive (loss) income	$(21.5)	$53.8	$(21.5)	$136.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Nine Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$36.2	$94.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	91.2	80.9
Non-cash restructuring and asset impairment charges	6.3	—
Deferred income taxes	68.4	2.0
Net pension expense	34.6	43.0
Payments from qualified pension plan associated with restructuring charges	7.6	—
Stock-based compensation expense	6.8	9.0
Net loss on disposal of property and equipment	0.8	0.5
Changes in working capital and other:
Accounts receivable	6.6	30.0
Inventories	(18.4)	(60.6)
Other current assets	(12.0)	(6.4)
Accounts payable	(42.3)	0.5
Accrued liabilities	(22.7)	(31.4)
Pension plan contributions	(5.5)	(4.6)
Other postretirement plan contributions	(10.2)	(9.8)
Other, net	1.0	(3.8)
Net cash provided from operating activities	148.4	144.0
INVESTING ACTIVITIES
Purchases of property, equipment and software	(152.3)	(298.2)
Proceeds from disposals of property and equipment	0.2	0.3
Net cash used for investing activities	(152.1)	(297.9)
FINANCING ACTIVITIES
Dividends paid	(28.8)	(28.8)
Purchase of treasury stock	(60.3)	—
Tax benefits on share-based compensation	0.6	2.2
Proceeds from stock options exercised	2.3	6.8
Net cash used for financing activities	(86.2)	(19.8)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.5
DECREASE IN CASH AND CASH EQUIVALENTS	(90.6)	(172.2)
Cash and cash equivalents at beginning of period	120.0	257.5
Cash and cash equivalents at end of period	$29.4	$85.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$9.3	$41.2
Non-cash financing activities:
Seller-financed debt related to the purchase of software	$4.9	$—
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2014	$275.8	$263.5	$1,311.6	$(101.4)	$(245.2)	$1,504.3
Net income			36.2			36.2
Pension and postretirement benefits gain, net of tax					8.9	8.9
Net loss on derivative instruments, net of tax					(38.7)	(38.7)
Foreign currency translation					(27.9)	(27.9)
Cash Dividends:
Common @ $0.54 per share			(28.8)			(28.8)
Purchase of treasury stock				(60.3)		(60.3)
Share-based compensation plans		(0.9)		4.1		3.2
Stock options exercised	0.4	1.9				2.3
Tax windfall on share-based compensation		0.6				0.6
Balances at March 31, 2015	$276.2	$265.1	$1,319.0	$(157.6)	$(302.9)	$1,399.8

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2013	$274.6	$254.4	$1,217.3	$(107.5)	$(335.7)	$1,303.1
Net income			94.7			94.7
Pension and postretirement benefits gain, net of tax					11.2	11.2
Net gain on derivative instruments, net of tax					26.5	26.5
Unrealized gain on marketable securities, net of tax					0.1	0.1
Foreign currency translation					3.9	3.9
Cash Dividends:
Common @ $0.54 per share			(28.8)			(28.8)
Share-based compensation plans		1.2		4.4		5.6
Stock options exercised	1.2	5.6				6.8
Tax windfall on share-based compensation		2.2				2.2
Balances at March 31, 2014	$275.8	$263.4	$1,283.2	$(103.1)	$(294.0)	$1,425.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2014 (the “2014 Form 10-K”). Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior year periods have been reclassified to conform to the fiscal year 2015 presentation.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Restructuring Charges

In March 2015, the Company approved restructuring actions to reduce overhead costs and position the Company to drive long-term, profitable growth. Activities undertaken in connection with the restructuring plan are expected to be substantially completed by the end of the first quarter of fiscal year 2016. The restructuring charges for the three and nine months ended March 31, 2015 amounted to $25.3 million before taxes. The components of the restructuring charges are indicated below.

The Company recorded a pre-tax charge of $10.6 million during the three and nine months ended March 31, 2015 consisting primarily of various personnel-related costs for severance payments, medical coverage and related items. Of this charge, $3.4 million will be paid by the Company and $7.6 million will be paid from the Company's qualified pension plan. The charge also includes $0.4 million of non-cash forfeiture income related to stock-based compensation.

The Company recorded a pre-tax charge of $13.4 million during the three and nine months ended March 31, 2015 to exit a material development program. This includes an $8.0 million cash payment during the three and nine months ended March 31, 2015 to exit a licensing agreement and non-cash asset impairment charges totaling $5.4 million.

The Company recorded a pre-tax charge of $1.3 million during the three and nine months ended March 31, 2015 to reflect the accelerated depreciation of the property and equipment at a facility that will close in the fourth quarter of fiscal year 2015.

3.	Earnings Per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (nonvested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three months ended March 31, 2015, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted (loss) earnings per common share for the three and nine months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2015	2014	2015	2014
Net (loss) income	$(1.4)	$30.6	$36.2	$94.7
Less: earnings and dividends allocated to participating securities	—	(0.1)	—	(0.3)
(Loss) earnings available for Carpenter common stockholders used in calculation of basic earnings per share	$(1.4)	$30.5	$36.2	$94.4

Weighted average number of common shares outstanding, basic	52.6	53.3	53.2	53.2

Basic (loss) earnings per common share	$(0.03)	$0.57	$0.68	$1.77

Net (loss) income	$(1.4)	$30.6	$36.2	$94.7
Less: earnings and dividends allocated to participating securities	—	(0.1)	—	(0.3)
(Loss) earnings available for Carpenter common stockholders used in calculation of diluted earnings per share	$(1.4)	$30.5	$36.2	$94.4

Weighted average number of common shares outstanding, basic	52.6	53.3	53.2	53.2
Effect of shares issuable under share-based compensation plans	—	0.4	0.1	0.4
Weighted average number of common shares outstanding, diluted	52.6	53.7	53.3	53.6

Diluted (loss) earnings per common share	$(0.03)	$0.57	$0.68	$1.76

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2015	2014	2015	2014
Stock options	1.1	0.1	0.7	0.1

4.	Inventories

Inventories consisted of the following components as of March 31, 2015 and June 30, 2014:

($ in millions)	March 31, 2015	June 30, 2014
Raw materials and supplies	$143.0	$122.3
Work in process	368.2	393.9
Finished and purchased products	199.5	183.0
Total inventory	$710.7	$699.2

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2015 and June 30, 2014:

($ in millions)	March 31, 2015	June 30, 2014
Accrued compensation and benefits	$46.5	$49.8
Derivative financial instruments	35.2	4.7
Accrued postretirement benefits	15.5	15.5
Accrued pension liabilities	6.5	19.3
Accrued interest expense	5.6	11.2
Accrued income taxes	—	8.4
Other	35.0	39.1
Total accrued liabilities	$144.3	$148.0

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and nine months ended March 31, 2015 and 2014 were as follows:

Three months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Service cost	$8.0	$8.0	$1.1	$1.0
Interest cost	13.5	14.3	3.0	3.1
Expected return on plan assets	(17.2)	(15.7)	(1.7)	(1.6)
Amortization of net loss	4.2	5.5	0.5	0.3
Amortization of prior service cost	0.1	0.1	—	—
	$8.6	$12.2	$2.9	$2.8

Nine months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Service cost	$24.0	$24.2	$3.3	$3.0
Interest cost	40.5	43.0	9.0	9.3
Expected return on plan assets	(51.6)	(47.1)	(5.0)	(4.8)
Amortization of net loss	12.6	16.3	1.5	0.9
Amortization of prior service cost	0.3	0.4	—	—
	$25.8	$36.8	$8.8	$8.4

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended March 31, 2015 and 2014, the Company made $5.5 million and $4.6 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make approximately $1.7 million of contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2015.

7.	Debt

The Company has a $500.0 million syndicated credit agreement (“Credit Agreement”) that extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of March 31, 2015), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of March 31, 2015). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.150% as of March 31, 2015), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of March 31, 2015), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2015, the Company had $8.2 million of issued letters of credit under the Credit Agreement, with the balance of $491.8 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2015 and June 30, 2014, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of March 31, 2015 and June 30, 2014 consisted of the following:

($ in millions)	March 31, 2015	June 30, 2014
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at March 31, 2015 and June 30, 2014)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at March 31, 2015 and June 30, 2014)	255.2	249.7
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at March 31, 2015 and June 30, 2014)	299.6	299.6
Total	609.8	604.3
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$609.8	$604.3

For the three months ended March 31, 2015 and 2014, interest costs totaled $7.7 million and $8.1 million, respectively, of which $0.6 million and $5.4 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the nine months ended March 31, 2015 and 2014, interest costs totaled $22.9 million and $24.1 million, respectively, of which $2.0 million and $13.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the nine months ended March 31, 2015, the Company increased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2015 and June 30, 2014 were $15.7 million and $15.5 million, respectively.

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

9.    Share Repurchase Program

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $500.0 million of the Company’s outstanding common stock over two years. The shares may be repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and market price of the stock. The share repurchase program may be discontinued at any time. During the nine months ended March 31, 2015, the Company purchased 1,411,772 of its common stock on the open market for an aggregate of $60.3 million.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2015	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.3
Derivative financial instruments	8.4
Total assets	$13.7

Liabilities:
Derivative financial instruments	$59.1

June 30, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.2
Derivative financial instruments	20.4
Total assets	$25.6

Liabilities:
Derivative financial instruments	$10.9

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2015		June 30, 2014
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$609.8	$639.8	$604.3	$638.7
Company-owned life insurance	$16.7	$16.7	$16.2	$16.2

The carrying amount for company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of March 31, 2015 and June 30, 2014 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

11.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2015	2014	2015	2014
Legal settlement	$—	$—	$4.4	$—
Foreign exchange	(0.1)	(0.8)	0.3	(2.0)
Equity in earnings (losses) of unconsolidated subsidiaries	0.1	—	(0.4)	0.4
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	—	0.1	0.5	1.6
Other	—	0.1	—	0.1
Total other (expense) income, net	$—	$(0.6)	$4.8	$0.1

12.	Derivatives and Hedging Activities

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2015, the Company had forward contracts to purchase 26.6 million pounds of certain raw materials with settlement dates through June 2019.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in accumulated other comprehensive income (loss) to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.  For the three months ended March 31, 2015 and 2014, net gains of $0.1 million and $0.1 million, respectively, were recorded as a reduction to interest expense. For the nine months ended March 31, 2015 and 2014, net gains of $0.3 million and $0.3 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

Cash Flow Hedging — Foreign currency forward contracts: The Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2015 and June 30, 2014, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of March 31, 2015 and June 30, 2014, the total notional amount of floating interest rate contracts was $150.0 million and $0.0 million, respectively. For the three months ended March 31, 2015 and 2014, net gains of $0.8 million and $0.0 million, respectively, were recorded as a reduction to interest expense. For the nine months ended March 31, 2015 and 2014, net gains of $2.1 million and $0.0 million, respectively, were recorded as a reduction to interest expense.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2015 and June 30, 2014:

March 31, 2015	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.7	$2.3	$—	$3.0
Other assets	5.4	—	—	5.4
Total asset derivatives	$6.1	$2.3	$—	$8.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$35.2	$35.2
Other liabilities	—	—	23.9	23.9
Total liability derivatives	$—	$—	$59.1	$59.1

June 30, 2014	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$11.3	$11.3
Other assets	—	—	9.1	9.1
Total asset derivatives	$—	$—	$20.4	$20.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.4	$4.3	$4.7
Other liabilities	—	0.2	6.0	6.2
Total liability derivatives	$—	$0.6	$10.3	$10.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and nine months ended March 31, 2015 and 2014:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(28.6)	$27.5	$(71.8)	$23.0
Foreign exchange contracts	1.3	(0.3)	3.4	(1.0)
Total	$(27.3)	$27.2	$(68.4)	$22.0

($ in millions) Derivatives in Cash Flow Hedging Relationship:	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended March 31,		Three Months Ended March 31,
		2015	2014	2015	2014
Commodity contracts	Cost of sales	$(6.9)	$(5.4)	$(2.0)	$0.2
Foreign exchange contracts	Net sales	0.9	(0.3)	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(5.9)	$(5.6)	$(2.0)	$0.2

($ in millions) Derivatives in Cash Flow Hedging Relationship:	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Nine Months Ended March 31,		Nine Months Ended March 31,
		2015	2014	2015	2014
Commodity contracts	Cost of sales	$(8.4)	$(19.9)	$(2.2)	$(0.1)
Foreign exchange contracts	Net sales	1.9	(0.8)	—	—
Forward interest rate swaps	Interest expense	0.3	0.3	—	—
Total		$(6.2)	$(20.4)	$(2.2)	$(0.1)

The Company estimates that $18.1 million of net derivative losses included in AOCI as of March 31, 2015 will be reclassified into earnings within the next 12 months.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in AOCI associated with derivative hedging activities during the three and nine months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2015	2014	2015	2014
Balance, beginning	$(17.9)	$(35.5)	$7.6	$(41.5)
Current period changes in fair value, net of tax	(16.9)	17.0	(42.6)	13.7
Reclassification to earnings, net of tax	3.7	3.5	3.9	12.8
Balance, ending	$(31.1)	$(15.0)	$(31.1)	$(15.0)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. The Company’s contracts with these counterparties allow for netting of derivative instrument positions executed under each contract. As of March 31, 2015 and June 30, 2014, the Company had no cash collateral held by counterparties.

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

Income taxes for the three months ended March 31, 2015 were a benefit of $0.9 million, or 39.1 percent of pre-tax loss as compared with expense of $15.6 million, or 33.8 percent of pre-tax income for the three months ended March 31, 2014. Income tax expense for the nine months ended March 31, 2015 was $19.6 million, or 35.1 percent of pre-tax income as compared with $47.4 million, or 33.4 percent of pre-tax income for the nine months ended March 31, 2014. The increase in the effective tax rate for the three months ended March 31, 2015 was primarily due to the disproportionate effect of a $0.1 million discrete tax item recorded during the three months ended March 31, 2015. Tax expense for the nine months ended March 31, 2015 includes net tax charges of $1.6 million for the unfavorable impact of bonus depreciation on domestic manufacturing benefits recorded in the prior year, net of additional research and development credits as a result of the December 2014 enactment of the Tax Increase and Prevention Act.

As of June 30, 2014, we had $128.4 million of indefinitely reinvested foreign earnings for which we had not provided deferred income taxes.  Due to the recent announcement of the $500.0 million share repurchase program, we have changed our intent with regard to the indefinite reinvestment of a portion of the foreign earnings of one of our foreign subsidiaries for 2014 and prior years.  As a result of this change, we repatriated approximately $38.0 million during this quarter with a minimal tax cost.  The remaining balance, approximately $90.0 million, of undistributed foreign earnings continues to be indefinitely reinvested.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

According to the terms of the technology licensing agreement, the Company paid a $13.0 million up-front license fee in equal quarterly installments beginning on December 15, 2013. This amount has been capitalized and will be amortized as a reduction to revenue over the term of the minimum guarantee period of 12 years. As of March 31, 2015 and June 30, 2014, the $13.0 million upfront license fee is included in other assets.

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

On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 12 percent of the net sales for the three months ended March 31, 2015, and no significant individual customers accounted for 10 percent or more of the Company's net sales for the three months ended March 31, 2014. On a consolidated basis, there were no significant individual customers that accounted for 10 percent or more of the Company’s net sales for the nine months ended March 31, 2015 and 2014.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2015	2014	2015	2014
Net Sales:
Specialty Alloys Operations	$469.8	$452.0	$1,344.0	$1,254.5
Performance Engineered Products	120.4	130.1	384.1	362.3
Intersegment	(19.6)	(15.8)	(59.3)	(48.4)
Consolidated net sales	$570.6	$566.3	$1,668.8	$1,568.4

Operating Income:
Specialty Alloys Operations	$37.9	$51.6	$106.0	$169.7
Performance Engineered Products	8.5	13.1	30.8	33.3
Corporate costs (including restructuring charges)	(38.6)	(9.5)	(55.9)	(33.7)
Pension earnings, interest and deferrals	(2.4)	(6.0)	(7.1)	(15.8)
Intersegment	(0.6)	0.3	(1.9)	(0.7)
Consolidated operating income	$4.8	$49.5	$71.9	$152.8

Depreciation and Amortization:
Specialty Alloys Operations	$23.9	$20.3	$70.7	$59.4
Performance Engineered Products	5.7	5.9	17.7	17.7
Corporate	1.0	1.4	3.3	4.3
Intersegment	0.1	(0.1)	(0.5)	(0.5)
Consolidated depreciation and amortization	$30.7	$27.5	$91.2	$80.9

Capital Expenditures:
Specialty Alloys Operations	$15.2	$89.3	$119.5	$279.1
Performance Engineered Products	8.1	4.3	31.0	16.4
Corporate	1.5	0.3	2.8	3.4
Intersegment	—	(0.3)	(1.0)	(0.7)
Consolidated capital expenditures	$24.8	$93.6	$152.3	$298.2

	March 31, 2015	June 30, 2014
Total Assets:
Specialty Alloys Operations	$2,387.6	$2,454.8
Performance Engineered Products	515.7	491.7
Corporate	103.7	144.9
Intersegment	(39.6)	(33.9)
Consolidated total assets	$2,967.4	$3,057.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB voted on April 1, 2015 to propose a deferral of the effective date of this guidance by one year. Under the proposal, the Company would be required to adopt this standard for its interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is evaluating the impact of the adoption of ASU 2014-09 on the Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The guidance in ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company is considering early adoption of the new standard and expects the impact on the Company's Consolidated Balance Sheets to be a reclassification of approximately $5.0 million from other assets to long-term debt as of June 30, 2015.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Reclassifications from Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component, net of tax, for the three months ended March 31, 2015 and 2014 were as follows:

Three Months Ended March 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2014	$(17.9)	$(230.8)	$(0.4)	$(33.7)	$(282.8)
Other comprehensive loss before reclassifications	(16.9)	—	—	(9.9)	(26.8)
Amounts reclassified from AOCI (b)	3.7	3.0	—	—	6.7

Net current-period other comprehensive (loss) income	(13.2)	3.0	—	(9.9)	(20.1)

Balance at March 31, 2015	$(31.1)	$(227.8)	$(0.4)	$(43.6)	$(302.9)

Three Months Ended March 31, 2014 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2013	$(35.5)	$(266.1)	$(0.3)	$(15.3)	$(317.2)
Other comprehensive income (loss) before reclassifications	17.0	—	—	(1.0)	16.0
Amounts reclassified from AOCI (b)	3.5	3.7	—	—	7.2

Net current-period other comprehensive income (loss)	20.5	3.7	—	(1.0)	23.2

Balance at March 31, 2014	$(15.0)	$(262.4)	$(0.3)	$(16.3)	$(294.0)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in AOCI by component, net of tax, for the nine months ended March 31, 2015 and 2014 were as follows:

Nine Months Ended March 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)
Other comprehensive loss before reclassifications	(42.6)	—	—	(27.9)	(70.5)
Amounts reclassified from AOCI (b)	3.9	8.9	—	—	12.8

Net current-period other comprehensive (loss) income	(38.7)	8.9	—	(27.9)	(57.7)

Balance at March 31, 2015	$(31.1)	$(227.8)	$(0.4)	$(43.6)	$(302.9)

Nine Months Ended March 31, 2014 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total

Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive income before reclassifications	13.7	—	0.1	3.9	17.7
Amounts reclassified from AOCI (b)	12.8	11.2	—	—	24.0

Net current-period other comprehensive income	26.5	11.2	0.1	3.9	41.7

Balance at March 31, 2014	$(15.0)	$(262.4)	$(0.3)	$(16.3)	$(294.0)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2015 and 2014:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
Details about AOCI Components		2015	2014	2015	2014
Cash flow hedging items:
Commodity contracts	Cost of sales	$(6.9)	$(5.4)	$(8.4)	$(19.9)
Foreign exchange contracts	Net sales	0.9	(0.3)	1.9	(0.8)
Forward interest rate swaps	Interest expense	0.1	0.1	0.3	0.3
	Total before tax	(5.9)	(5.6)	(6.2)	(20.4)
	Tax benefit	2.2	2.1	2.3	7.6
	Net of tax	$(3.7)	$(3.5)	$(3.9)	$(12.8)

Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(4.7)	$(5.8)	$(14.1)	$(17.2)
Prior service cost	(b)	(0.1)	(0.1)	(0.3)	(0.4)
	Total before tax	(4.8)	(5.9)	(14.4)	(17.6)
	Tax benefit	1.8	2.2	5.5	6.4
	Net of tax	$(3.0)	$(3.7)	$(8.9)	$(11.2)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).

During the three months ended December 31, 2014, the Company identified an error related to the accounting for an equity method investment.  Since the investee’s financial statements are prepared using a functional currency other than the US dollar, the Company should be translating the Company’s investment balance into a US dollar equivalent at the end of each period. The impact of correcting this error was a $4.9 million reduction in other assets with an offsetting adjustment to accumulated other comprehensive loss in the Company’s consolidated balance sheet as of December 31, 2014. This adjustment is included in foreign currency translation in the consolidated statements of comprehensive (loss) income for the nine months ended March 31, 2015. The Company determined that neither the prior period error nor the current period adjustment were material to the periods presented.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2014 Form 10-K. Our discussions here focus on our results during or as of the three and nine month periods ended March 31, 2015 and the comparable periods of fiscal year 2014, and to the extent applicable, on material changes from information discussed in the 2014 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2014 Form 10-K for detailed background information and with any such intervening Form 8-K.

Impact of Raw Material Prices and Product Mix

We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher cost of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower cost of sales.

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

Approximately 25 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains or losses on the commodity forward contracts are reclassified from other comprehensive (loss) income together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer-term, our customer long-term arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2015 will be $45.9 million as compared with $60.1 million in fiscal year 2014.  The following is the pension expense for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2015	2014	2015	2014
Pension plans	$8.6	$12.2	$25.8	$36.8
Other postretirement plans	2.9	2.8	8.8	8.4
Net periodic benefit costs	$11.5	$15.0	$34.6	$45.2

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2015	2014	2015	2014
Cost of sales
Service cost	$7.3	$7.1	$22.0	$21.2
Pension earnings, interest and deferrals	1.3	4.1	3.7	10.1
	$8.6	$11.2	$25.7	$31.3

Selling, general and administrative expenses
Service cost	$1.8	$1.9	$5.5	$6.0
Pension earnings, interest and deferrals	1.1	1.9	3.4	5.7
	$2.9	$3.8	$8.9	$11.7

Net pension expense	$11.5	$15.0	$34.6	$43.0

Historically, we capitalized only the service cost component of net pension expense related to manufacturing employees. Beginning with the quarter ended December 31, 2013, we began to capitalize the portion of pension EID related to current manufacturing employees in inventory. The impact of this change resulted in a reduction of pension EID of $2.2 million during the quarter ended December 31, 2013. The tables above include the impact of making this change during the quarter ended December 31, 2013 and as such pension EID expense included in cost of sales was reduced by $2.2 million. We will continue to expense the portion of pension EID related to inactive manufacturing employees as a period cost in cost of sales. For the three months ended March 31, 2015 and 2014, the amount of pension EID included in cost of sales related to inactive manufacturing employees was $0.7 million and $2.4 million, respectively. For the nine months ended March 31, 2015 and 2014, the amount of pension EID included in cost of sales related to inactive manufacturing employees was $2.1 million and $7.1 million, respectively. As of March 31, 2015 and June 30, 2014, amounts capitalized in gross inventory were $9.0 million and $9.2 million, respectively.

Operating Performance Overview

For the quarter ended March 31, 2015, we reported a net loss of $1.4 million, or $0.03 per diluted share. Excluding restructuring charges and special items, earnings per share would have been $0.32 per diluted share. This compares with net income for the same period a year earlier of $30.6 million, or $0.57 per diluted share, which included approximately $8.0 million, or $0.10 per diluted share of weather-related costs. Our operating results for the third quarter of fiscal year 2015 reflect an improving SAO product sales mix which was more than offset by the unfavorable impacts of operating cost increases, the current weakness in oil and gas businesses and unfavorable cost absorption as a result of reducing inventory.

We have taken various actions aimed at improving our operating performance and driving long-term growth and stockholder value, including:

- In March 2015, we initiated a restructuring plan expected to yield approximately $30.0 million of annual overhead cost savings.

- As a result of a focused effort in the third quarter of fiscal year 2015, we reduced inventory by approximately $46.0 million with further reductions planned in the fourth quarter of fiscal year 2015 as well as fiscal year 2016.

- We repurchased 1.2 million shares for approximately $50.0 million in the third quarter of fiscal year 2015.

- We strengthened our “continuous improvement process” in January 2015, with the introduction of the Business Management Office (BMO). This in-depth improvement effort is led by the CEO and CFO with support provided by external management consultants. The BMO is focused on profit optimization, operating cost improvement and inventory reduction.

We will continue to evaluate possible restructuring opportunities aimed at productivity improvements to optimize our infrastructure and drive cost savings both in the near-term and longer term.

Results of Operations — Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Net Sales

Net sales for the three months ended March 31, 2015 were $570.6 million, which was a 1 percent increase over the same period a year ago. Excluding surcharge revenue, sales decreased 1 percent on an 11 percent decrease in shipment volume from the same period a year ago reflecting a strengthening product mix.

Geographically, sales outside the United States increased 4 percent from the same period a year ago to $172.1 million for the three months ended March 31, 2015. The increase is due to additional sales to Asia and Europe in the aerospace and defense market partially offset by a decrease in sales to the energy market. International sales represented 30 percent and 29 percent of total net sales in this quarter and in prior year same quarter, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and defense	$275.5	$255.3	$20.2	8%
Industrial and consumer	114.7	122.6	(7.9)	(6)
Energy	71.7	84.1	(12.4)	(15)
Transportation	43.0	38.2	4.8	13
Medical	31.6	30.4	1.2	4
Distribution	34.1	35.7	(1.6)	(4)
Total net sales	$570.6	$566.3	$4.3	1%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2014
Aerospace and defense	$213.9	$202.5	$11.4	6%
Industrial and consumer	92.0	98.0	(6.0)	(6)
Energy	60.8	72.5	(11.7)	(16)
Transportation	33.4	30.6	2.8	9
Medical	29.0	28.2	0.8	3
Distribution	33.8	35.4	(1.6)	(5)
Total net sales excluding surcharge revenue	$462.9	$467.2	$(4.3)	(1)%

Sales to the aerospace and defense market increased 8 percent from the third quarter a year ago to $275.5 million. Excluding surcharge revenue, sales increased 6 percent from the third quarter a year ago on a 4 percent increase in shipment volume. The results reflect an increase in sales of engine materials and a stronger demand for fastener materials, partially offset by lower demand of structural and distribution activity.

Industrial and consumer market sales decreased 6 percent from the third quarter a year ago to $114.7 million. Excluding surcharge revenue, sales decreased 6 percent on a 27 percent decrease in shipment volume. The results reflect a decrease in revenue driven by reduced sales of commodity industrial and infrastructure materials partially offset by continued demand growth in materials used in high-end applications for consumer electronics.

Sales to the energy market of $71.7 million reflect a 15 percent decrease from the third quarter a year ago. Excluding surcharge revenue, sales decreased 16 percent from a year ago on lower shipment volume of 22 percent. The decline in sales was driven by a decrease in materials for power generation applications which are subject to highly variable demand patterns. Also, the North American quarterly average directional rig count decreased 20 percent from the third quarter a year ago.

Transportation market sales increased 13 percent from the third quarter a year ago to $43.0 million. Excluding surcharge revenue, sales increased 9 percent on 5 percent higher shipment volume from the third quarter a year ago. The results reflect an improvement in product mix of materials supporting advancements in engine technologies. In addition, low fuel prices and lower interest rates drove up sales for vehicle platforms with higher Carpenter material content as sales of light vehicles increased 6 percent from the year ago period.

Medical market sales increased 4 percent from the third quarter a year ago to $31.6 million. Excluding surcharge revenue, sales increased 3 percent on 7 percent higher shipment volume from the third quarter a year ago. The results reflect an increased demand for orthopedic implant and surgical instrument materials. Original Equipment Manufacturers (OEMs) appear to have resumed stabilized buying patterns, however the medical market pricing environment remains extremely competitive.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Special alloys	$261.9	$237.9	$24.0	10%
Stainless steel	157.0	167.7	(10.7)	(6)
Alloy and tool steel	54.2	64.3	(10.1)	(16)
Titanium products	39.7	42.9	(3.2)	(7)
Powder metals	15.2	11.3	3.9	35
Distribution and other	42.6	42.2	0.4	1
Total net sales	$570.6	$566.3	$4.3	1%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Special alloys	$188.6	$175.0	$13.6	8%
Stainless steel	132.7	143.1	(10.4)	(7)
Alloy and tool steel	45.0	53.3	(8.3)	(16)
Titanium products	39.7	42.9	(3.2)	(7)
Powder metals	15.2	11.3	3.9	35
Distribution and other	41.7	41.6	0.1	—
Total net sales excluding surcharge revenue	$462.9	$467.2	$(4.3)	(1)%

Sales of special alloys products increased 10 percent from a year ago to $261.9 million. Excluding surcharge revenue, sales increased 8 percent on a 7 percent increase in shipment volume.

Sales of stainless steel decreased 6 percent from a year ago to $157.0 million. Excluding surcharge revenue, sales decreased 7 percent on 21 percent lower shipment volume.

Sales of alloy and tool steel decreased 16 percent from a year ago to $54.2 million. Excluding surcharge revenue, sales decreased 16 percent on 13 percent lower shipment volume.

Sales of titanium products decreased 7 percent from a year ago to $39.7 million on 6 percent lower volume.

Sales of powder metals increased 35 percent from a year ago to $15.2 million on a 15 percent increase in shipment volume.

Gross Profit

Our gross profit in the third quarter decreased 20 percent to $75.8 million, or 13.3 percent of net sales (16.4 percent of net sales excluding surcharge), as compared with $94.5 million, or 16.7 percent of net sales (20.2 percent of net sales excluding surcharge), in the same quarter a year ago. The current quarter results reflect the impact of a stronger mix more than offset by higher operating costs, unfavorable cost absorption as a result of reducing inventory and incremental depreciation expense.

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

	Three Months Ended March 31,
($ in millions)	2015	2014
Net sales	$570.6	$566.3
Less: surcharge revenue	107.7	99.1
Net sales excluding surcharge revenue	$462.9	$467.2

Gross profit	$75.8	$94.5

Gross margin	13.3%	16.7%

Gross margin excluding dilutive effect of surcharge revenue	16.4%	20.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $45.7 million were 8.0 percent of net sales (9.9 percent of net sales excluding surcharge) as compared with $45.0 million and 7.9 percent of net sales (9.6 percent of net sales excluding surcharge) in the same quarter a year ago. Selling, general and administrative expenses increased due to consulting costs of $2.6 million related to the BMO and strategic business review partially offset by lower depreciation and amortization expense of $1.5 million relative to prior year levels.

Restructuring Charges

During the recent third quarter, we incurred $25.3 million of restructuring charges. We implemented a reduction in our workforce by approximately 200, or 10 percent, of the total salaried positions resulting in a charge of $10.6 million consisting primarily of various personnel-related costs to cover severance payments, medical coverage and related items. Also, we exited the ultra-fine grain materials development program resulting in a charge of $13.4 million during the recent third quarter. In addition, we announced the closure of a facility resulting in a charge of $1.3 million to reflect the write-down of certain property and equipment.

Operating Income

Our operating income in the recent third quarter was $4.8 million as compared with $49.5 million in the same period a year ago. Excluding surcharge revenue, pension EID, restructuring charges and special items, operating margin was 7.6 percent for the current quarter as compared with 13.6 percent a year ago. The results reflect the impact of a stronger mix that was more than offset by higher operating costs, unfavorable cost absorption as a result of reducing inventory and incremental depreciation expense.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as restructuring charges and special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales, pension EID, restructuring charges and special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2015	2014
Net sales	$570.6	$566.3
Less: surcharge revenue	107.7	99.1
Net sales excluding surcharge revenue	$462.9	$467.2

Operating income	$4.8	$49.5
Pension EID	2.4	6.0
Operating income excluding pension EID	7.2	55.5

Restructuring charges and special items:
Restructuring charges	25.3	—
Consulting costs	2.6	—
Weather-related costs	—	8.0
Operating income excluding pension EID, restructuring charges and special items	$35.1	$63.5

Operating margin	0.8%	8.7%

Operating margin excluding surcharge revenue, pension EID, restructuring charges and special items	7.6%	13.6%

In addition to the impacts of the surcharge mechanism and pension EID, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from quarter to quarter. We estimate that the effect of such combined fluctuations positively impacted our operating margin, excluding surcharge revenue, by 90 basis points during the recent third quarter and positively impacted our operating margin by 10 basis points, during the prior year’s third quarter.

Interest Expense

Interest expense for the quarter was $7.1 million compared with $2.7 million in the third quarter a year ago. Included in these amounts is capitalized interest of $0.6 million in the current quarter compared to $5.4 million in the same quarter a year ago which reflects the impact of placing a significant amount of the assets, attributable to the construction project at our Athens manufacturing plant, in service late in fiscal year 2014.

Income Taxes

Income tax in the recent third quarter was a benefit of $0.9 million, or 39.1 percent of pre-tax loss versus expense of$15.6 million, or 33.8 percent of pre-tax income in the same quarter a year ago. Due to the loss before income taxes for the three months ended March 31, 2015, the increase in the effective tax rate was primarily due to a discrete item recorded in the current third quarter having a disproportionate impact on the reported effective tax rate.

As of June 30, 2014, we had $128.4 million of indefinitely reinvested foreign earnings for which we had not provided deferred income taxes.  Due to the recent announcement of the $500.0 million share repurchase program, we have changed our intent with regard to the indefinite reinvestment of a portion of the foreign earnings of one of our foreign subsidiaries for 2014 and prior years.  As a result of this change, we repatriated approximately $38.0 million during this quarter with a minimal tax cost.  The remaining balance, approximately $90.0 million, of undistributed foreign earnings continues to be indefinitely reinvested.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2015	2014
Specialty Alloys Operations	67,232	74,836	(7,604)	(10)%
Performance Engineered Products	3,806	3,108	698	22
Intersegment	(1,986)	(364)	(1,622)	(446)
Consolidated pounds sold	69,052	77,580	(8,528)	(11)%

The following table includes comparative information for net sales by business segment:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$469.8	$452.0	$17.8	4%
Performance Engineered Products	120.4	130.1	(9.7)	(7)
Intersegment	(19.6)	(15.8)	(3.8)	(24)
Total net sales	$570.6	$566.3	$4.3	1%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$360.0	$351.4	$8.6	2%
Performance Engineered Products	120.1	129.8	(9.7)	(7)
Intersegment	(17.2)	(14.0)	(3.2)	(23)
Total net sales excluding surcharge revenue	$462.9	$467.2	$(4.3)	(1)%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2015 for the SAO segment increased 4 percent to $469.8 million, as compared with $452.0 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 2 percent on 10 percent lower shipment volume from a year ago.  The results reflect strengthening product mix particularly in the aerospace and defense market compared to the prior year quarter.

Operating income for the SAO segment was $37.9 million or 8.1 percent of net sales (10.5 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $51.6 million or 11.4 percent of net sales (14.7 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects a stronger mix more than offset by higher operating costs, unfavorable cost absorption as a result of reducing inventory and incremental depreciation expense.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2015 for the PEP segment decreased 7 percent to $120.4 million, as compared with $130.1 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $120.1 million decreased 7 percent from a year ago. The results reflect decreased net sales in rentals and down-hole drilling tools due to the current weakness in the oil and gas businesses partially offset by increased shipment volume of powder products.

Operating income for the PEP segment was $8.5 million or 7.1 percent of net sales in the recent third quarter, compared with $13.1 million or 10.1 percent of net sales in the same quarter a year ago. The results reflect the impacts of decreased sales in the oil and gas businesses due to the current economic conditions partially offset by improved operating performance in the powder products business.

Results of Operations — Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014

Net Sales

Net sales for the nine months ended March 31, 2015 were $1,668.8 million, which was a 6 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 4 percent on 1 percent lower shipment volume from the same period a year ago. The results reflect sales increasing in all of our end-use markets and a strengthening product mix.

Geographically, sales outside the United States increased 6 percent from the same period a year ago to $484.6 million for the nine months ended March 31, 2015. The increase is due to additional sales to Asia and Europe in all the end-use markets except for the energy market. International sales represented 29 percent of total net sales for the nine months ended March 31, 2015 and 2014.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2015	2014
Aerospace and defense	$753.5	$709.6	$43.9	6%
Industrial and consumer	365.6	344.1	21.5	6
Energy	231.0	224.3	6.7	3
Transportation	126.5	106.0	20.5	19
Medical	89.2	81.8	7.4	9
Distribution	103.0	102.6	0.4	—
Total net sales	$1,668.8	$1,568.4	$100.4	6%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2015	2014
Aerospace and defense	$583.7	$563.2	$20.5	4%
Industrial and consumer	287.2	272.7	14.5	5
Energy	198.9	196.4	2.5	1
Transportation	95.4	84.5	10.9	13
Medical	81.4	75.5	5.9	8
Distribution	102.1	101.6	0.5	—
Total net sales excluding surcharge revenue	$1,348.7	$1,293.9	$54.8	4%

Sales to the aerospace and defense market increased 6 percent from the same period a year ago to $753.5 million. Excluding surcharge revenue, sales increased 4 percent from the same period a year ago on a 4 percent increase in shipment volume. The results reflect an increase in sales of fastener materials and a stronger demand for engine materials, partially offset by lower demand for structural and defense activity.

Industrial and consumer market sales increased 6 percent from the same period a year ago to $365.6 million. Excluding surcharge revenue, sales increased 5 percent on a 9 percent decrease in shipment volume. The results reflect a favorable shift in product mix related to high-end consumer electronics and industrial capital goods.

Sales to the energy market of $231.0 million reflect a 3 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 1 percent from a year ago on higher shipment volume of 4 percent. The results reflect demand growth in the oil and gas sector in the first half of fiscal year 2015 partially offset by decreased sales in the power generation sector. Depressed oil prices impacted business activity in the current third quarter.

Transportation market sales increased 19 percent from the same period a year ago to $126.5 million. Excluding surcharge revenue, sales increased 13 percent on 9 percent higher shipment volume from the same period a year ago. The results reflect strengthening mix related to engine systems. North American sales of vehicles increased from the year ago period. In addition, low fuel prices drove up sales for vehicle platforms with higher Carpenter material content.

Medical market sales increased 9 percent from the same period a year ago to $89.2 million. Excluding surcharge revenue, sales increased 8 percent on 13 percent higher shipment volume from the same period a year ago. Higher sales reflect a continuing increased demand for orthopedic and surgical instrument materials. In addition, Original Equipment Manufacturers (OEMs) appear to have resumed stabilized buying patterns. However, the medical market pricing environment remains extremely competitive.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Special alloys	$731.5	$659.9	$71.6	11%
Stainless steel	481.9	462.3	19.6	4
Alloy and tool steel	162.3	175.6	(13.3)	(8)
Titanium products	119.6	113.6	6.0	5
Powder metals	46.0	33.5	12.5	37
Distribution and other	127.5	123.5	4.0	3
Total net sales	$1,668.8	$1,568.4	$100.4	6%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Special alloys	$519.8	$483.7	$36.1	7%
Stainless steel	406.2	395.8	10.4	3
Alloy and tool steel	132.0	145.8	(13.8)	(9)
Titanium products	119.6	113.6	6.0	5
Powder metals	46.0	33.5	12.5	37
Distribution and other	125.1	121.5	3.6	3
Total net sales excluding surcharge revenue	$1,348.7	$1,293.9	$54.8	4%

Sales of special alloys products increased 11 percent from a year ago to $731.5 million. Excluding surcharge revenue, sales increased 7 percent on a 9 percent increase in shipment volume.

Sales of stainless steel increased 4 percent from a year ago to $481.9 million. Excluding surcharge revenue, sales increased 3 percent on a 4 percent lower shipment volume.

Sales of alloy and tool steel decreased 8 percent from a year ago to $162.3 million. Excluding surcharge revenue, sales decreased 9 percent on a 7 percent lower shipment volume.

Sales of titanium products increased 5 percent from a year ago to $119.6 million on an 8 percent higher shipment volume.

Sales of powder metals increased 37 percent from a year ago to $46.0 million on a 16 percent increase in shipment volume.

Gross Profit

Our gross profit in the nine months ended March 31, 2015 decreased 22 percent to $229.9 million, or 13.8 percent of net sales (17.0 percent of net sales excluding surcharge), as compared with $293.2 million, or 18.7 percent of net sales (22.7 percent of net sales excluding surcharge), in the same period a year ago. The results reflect sales increasing in all of our end-use markets and a strengthening product mix more than offset by higher operating costs and incremental depreciation expense.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative nine month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2015	2014
Net sales	$1,668.8	$1,568.4
Less: surcharge revenue	320.1	274.5
Net sales excluding surcharge revenue	$1,348.7	$1,293.9

Gross profit	$229.9	$293.2

Gross margin	13.8%	18.7%

Gross margin excluding dilutive effect of surcharge revenue	17.0%	22.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $132.7 million were 8.0 percent of net sales (9.8 percent of net sales excluding surcharge) for the nine months ended March 31, 2015 as compared with $140.4 million or 9.0 percent of net sales (10.9 percent of net sales excluding surcharge) in the same period a year ago. Selling, general and administrative expenses decreased primarily due to lower variable compensation expense of $5.5 million and lower depreciation and amortization expense of $3.4 million compared to the same period a year ago partially offset by consulting costs of $2.6 million related to the BMO and strategic business review.

Restructuring Charges

During the nine months ended March 31, 2015, we incurred $25.3 million of restructuring charges. We implemented a reduction in our workforce of approximately 200, or 10 percent, of the total salaried positions resulting in a charge of $10.6 million consisting primarily of various personnel-related costs to cover severance payments, medical coverage and related items. Also, we exited the ultra-fine grain materials development program resulting in a charge of $13.4 million during the nine months ended March 31, 2015. In addition, we announced the closure of a facility resulting in a charge of $1.3 million to reflect the write-down of certain property and equipment.

Operating Income

Our operating income in the nine months ended March 31, 2015 was $71.9 million as compared with $152.8 million in the same period a year ago. Excluding surcharge revenue, pension EID, restructuring charges and special items, operating margin was 7.9 percent for the nine months ended March 31, 2015 as compared with 13.6 percent a year ago. The results reflect sales increasing in all end-use markets, strengthening product mix and lower variable compensation expense more than offset by higher operating costs and incremental depreciation expense.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as restructuring charges and special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales, pension EID, restructuring charges and special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2015	2014
Net sales	$1,668.8	$1,568.4
Less: surcharge revenue	320.1	274.5
Net sales excluding surcharge revenue	$1,348.7	$1,293.9

Operating income	$71.9	$152.8
Pension EID	7.1	15.8
Operating income excluding pension EID	79.0	168.6

Restructuring charges and special items:
Restructuring charges	25.3	—
Consulting costs	2.6	—
Weather-related costs	—	8.0
Operating income excluding pension EID, restructuring charges and special items	$106.9	$176.6

Operating margin	4.3%	9.7%

Operating margin excluding surcharge revenue, pension EID, restructuring charges and special items	7.9%	13.6%

In addition to the impacts of the surcharge mechanism and pension EID, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from period to period. We estimate that the effect of such combined fluctuations positively impacted our operating margin, excluding surcharge revenue, by 10 basis points during the nine months ended March 31, 2015 and positively impacted our operating margin, excluding surcharge revenue, by 30 basis points during the nine months ended March 31, 2014.

Interest Expense

Interest expense for the nine months ended March 31, 2015 was $20.9 million compared with $10.8 million in the year ago period. Included in these amounts is capitalized interest of $2.0 million during the nine months ended March 31, 2015 compared to $13.3 million the same period a year ago which reflects the impact of placing a significant amount of the assets, attributable to the construction project at our Athens manufacturing plant, in service late in fiscal year 2014.

Other Income, Net

Other income was $4.8 million for the recent nine months ended March 31, 2015 compared to other income of $0.1 million in the year ago period. The nine months ended March 31, 2015 includes a $4.4 million favorable legal settlement.

Income Taxes

Income taxes in the nine months ended March 31, 2015 were $19.6 million, or 35.1 percent of pre-tax income versus $47.4 million, or 33.4 percent of pre-tax income in the nine months ended March 31, 2014. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively extended the research and development credit as well as bonus depreciation.  As a result of the enactment, we recorded a net tax charge of $1.6 million in the nine months ended March 31, 2015 for the unfavorable impact of bonus depreciation on domestic manufacturing benefits offset by additional research and development credits.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Nine Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2015	2014
Specialty Alloys Operations	202,952	204,982	(2,030)	(1)%
Performance Engineered Products	11,064	8,458	2,606	31
Intersegment	(5,506)	(3,590)	(1,916)	(53)
Consolidated pounds sold	208,510	209,850	(1,340)	(1)%

The following table includes comparative information for net sales by business segment:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$1,344.0	$1,254.5	$89.5	7%
Performance Engineered Products	384.1	362.3	21.8	6
Intersegment	(59.3)	(48.4)	(10.9)	(23)
Total net sales	$1,668.8	$1,568.4	$100.4	6%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$1,016.4	$975.5	$40.9	4%
Performance Engineered Products	383.1	360.7	22.4	6
Intersegment	(50.8)	(42.3)	(8.5)	(20)
Total net sales excluding surcharge revenue	$1,348.7	$1,293.9	$54.8	4%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2015 for the SAO segment increased 7 percent to $1,344.0 million, as compared with $1,254.5 million in the same period a year ago. Excluding surcharge revenue, net sales increased 4 percent on 1 percent lower shipment volume from a year ago.  The results reflect an increase in sales in all end-use markets and strengthening product mix compared to the prior year same period.

Operating income for the SAO segment was $106.0 million or 7.9 percent of net sales (10.4 percent of net sales excluding surcharge revenue) in the recent nine months ended March 31, 2015 as compared with $169.7 million or 13.5 percent of net sales (17.4 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects strengthening mix more than offset by higher operating costs and incremental depreciation expense related to our Athens facility.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2015 for the PEP segment increased 6 percent to $384.1 million, as compared with $362.3 million in the same period a year ago. Excluding surcharge revenue net sales increased 6 percent from a year ago. The results reflect increased net sales in all the PEP businesses primarily driven by rentals and sales of down-hole drilling tools during the first half of fiscal year 2015, sales of powder products and sales of titanium bar and wire products.

Operating income for the PEP segment was $30.8 million or 8.0 percent of net sales in the recent nine months ended March 31, 2015, compared with $33.3 million or 9.2 percent of net sales in the same period a year ago. The results reflect the impacts of the weak market conditions in the oil and gas businesses experienced during the third quarter of the current year partially offset by improved performance in the powder products business.

Liquidity and Financial Resources

During the nine months ended March 31, 2015, we generated cash flows from operations of $148.4 million, as compared with $144.0 million in the same period a year ago. The results reflect a decrease in net income of $58.5 million offset primarily by realization of a cash tax benefit of approximately $63.0 million in the third quarter of fiscal year 2015 as a result of the tax enactment of the extenders legislation. We continue to actively manage working capital levels and currently expect the inventory reduction initiatives that we began to execute against in the third quarter of fiscal year 2015 will have continued benefits on our cash flows from operations in future periods.

Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $32.5 million as compared to negative $182.7 million for the same period a year ago. The increase in free cash flow reflects significantly lower capital spending levels largely related to the winding down in capital expenditures associated with the construction of our Athens facility.  Capital expenditures for plant, equipment and software were $152.3 million, which included $73.5 million related to the construction of the Athens facility, for the nine months ended March 31, 2015, as compared with $298.2 million, which included $236.3 million related to Athens for the same period a year ago.

Dividends during the nine months ended March 31, 2015 and 2014 were $28.8 million and $28.8 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500.0 million and expires in June 2018. As of March 31, 2015, we had $8.2 million of issued letters of credit. The balance of the Credit Agreement ($491.8 million) remains available to us. As of March 31, 2015, we had total liquidity of approximately $521.2 million, including $29.4 million of cash and cash equivalents.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We believe that our cash and cash equivalents of $29.4 million as of March 31, 2015, together with cash generated from operations and available borrowing capacity of approximately $491.8 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future. From time to time during the nine months ended March 31, 2015 we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the nine months ended March 31, 2015 was approximately $60.0 million with daily outstanding borrowings ranging from $0.0 million to $144.7 million during the period.

During the nine months ended March 31, 2015, we made $5.5 million in cash contributions to our qualified pension plans, and expect to make approximately $1.7 million of cash contributions to our qualified pension plans for the remainder of fiscal year 2015.

As of March 31, 2015, we had cash and cash equivalents of approximately $26.7 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. During the three and nine months ended March 31, 2015 we repatriated cash of approximately $30.0 million from foreign jurisdictions that resulted in minimal tax cost.

During the nine months ended March 31, 2015, we used $60.3 million to purchase 1,411,772 shares of common stock pursuant to the terms of the share repurchase program authorized by our Board of Directors in October 2014. As of March 31, 2015, $439.7 million remains available for future purchases.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of March 31, 2015). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of March 31, 2015:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	11.5 to 1.00
Consolidated debt to capital	55% (maximum)	31%

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

Operating Income and Operating Margin Excluding Surcharge Revenue, Pension EID, Restructuring Charges and Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge, pension EID, restructuring charges and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense, restructuring charges and special items from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets and restructuring charges and special items are not indicative of ongoing operating performance. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID, restructuring charges and special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating income and operating margin excluding surcharge revenue, pension EID, restructuring charges and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

(in millions, except per share amounts)	(Loss) Income Before Income Taxes	Income Tax (Benefit) Expense	Net (Loss) Income	(Loss) Earnings Per Diluted Share*
Three months ended March 31, 2015, as reported	$(2.3)	$(0.9)	$(1.4)	$(0.03)
Restructuring charges	25.3	8.7	16.6	0.32
Consulting costs	2.6	0.9	1.7	0.03
Total impact of restructuring charges and special items	27.9	9.6	18.3	0.35
Three months ended March 31, 2015, as adjusted	$25.6	$8.7	$16.9	$0.32

* Impact per diluted share calculated using weighted average common shares outstanding of 52.6 million.

Management believes that the presentation of earnings per share adjusted to exclude the impacts of restructuring charges and special items is helpful in analyzing the operating performance of the Company, as these costs are not indicative of ongoing operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted earnings per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
($ in millions)	2015	2014
Net cash provided from operating activities	$148.4	$144.0
Purchases of property, equipment and software	(152.3)	(298.2)
Proceeds from disposals of property and equipment	0.2	0.3
Dividends paid	(28.8)	(28.8)
Free cash flow	$(32.5)	$(182.7)

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The following provides a reconciliation of adjusted EBITDA, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2015	2014	2015	2014
Net (loss) income	$(1.4)	$30.6	$36.2	$94.7
Interest expense, net	7.1	2.7	20.9	10.8
Income tax (benefit) expense	(0.9)	15.6	19.6	47.4
Depreciation and amortization	30.7	27.5	91.2	80.9
Other expense (income), net	—	0.6	(4.8)	(0.1)
EBITDA	$35.5	$77.0	$163.1	$233.7
Net pension expense	11.5	15.0	34.6	43.0

Adjusted EBITDA	$47.0	$92.0	$197.7	$276.7

Management believes that adjusted EBITDA is helpful in analyzing the operating performance of the Company. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net (loss) income, operating income, net cash provided from operating activities or any other measure determined in accordance with U.S. GAAP.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. The liability for future environmental remediation costs is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable undiscounted future costs related to environmental remediation. During the nine months ended March 31, 2015, we increased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2015 and June 30, 2014 were $15.7 million and $15.5 million, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended June 30, 2014. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers and suppliers, or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, cost savings and reductions, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading, Latrobe and Athens for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the success of restructuring actions; and (17) share repurchases are at Carpenter’s discretion and could be affected by changes in Carpenter’s share price, operating results, capital spending, cash flows, inventory, acquisitions, investments, tax laws and general market conditions. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2015, we had approximately $55.5 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 62 percent of these deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2015 is provided in Note 12  to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2015, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company’s Board of Directors authorized a share repurchase program of up to $500.0 million of the Company's shares over two years. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of March 31, 2015, $439.7 million of the $500.0 million remained available for future purchases. During the quarter ended March 31, 2015, the Company purchased 1,211,372 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2015	464,572	$43.02	464,572	$470.0
February 1-28, 2015	338,800	38.72	338,800	456.9
March 1-31, 2015	408,000	42.15	408,000	439.7
Quarter ended March 31, 2015	1,211,372	$41.52	1,211,372	$439.7

In addition to the share repurchase program, for the three months ended March 31, 2015, 1,436 shares, at an average purchase price of $43.32, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Indemnification Agreement for Directors and Officers (filed herewith)

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: May 7, 2015	/s/ Tony R. Thene
Tony R. Thene
Senior Vice President and
Chief Financial Officer

(duly authorized officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description

10.1	Form of Indemnification Agreement for Directors and Officers

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.