Form 10-K
period 2015-06-30
CARPENTER TECHNOLOGY CORP
filed 2015-08-25
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
Yes ☐  No ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2014 was $2,563,962,388, based on the closing price per share of the registrant’s common stock on that date of $49.25 as reported on the New York Stock Exchange.

As of August 14, 2015, 49,541,169 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2015 definitive Proxy Statement are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

(a)             General Development of Business:

Carpenter Technology Corporation, incorporated in 1904, is engaged in the manufacturing, fabrication and distribution of specialty metals.  As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

(b)             Financial Information About Segments:

We are organized in two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).  See Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

(c)              Narrative Description of Business:
 (1)               General:

We develop, manufacture and distribute cast/wrought and powder metal stainless steels and special alloys including high temperature (iron-nickel-cobalt base), stainless, superior corrosion resistant, controlled expansion alloys, ultra-high strength and implantable alloys, tool and die steels and other specialty metals, as well as cast/wrought titanium alloys. We also manufacture and rent down-hole drilling tools and components used in the oil and gas industry.

We provide material solutions to the changing needs of the aerospace and defense, energy, transportation, medical and industrial and consumer industries.  We have continued to increase our global manufacturing capacity as well as expand our operations to provide customers with solutions to today’s changing materials challenges.

Reportable Segments

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
 (2)               Classes of Products:

Our major classes of products are:

Special alloys —
Our special alloys are used in critical components such as aerospace rings, discs and fasteners and include heat resistant alloys that range from slight modifications of stainless steels to complex nickel and cobalt base alloys, as well as alloys for electronic, magnetic and electrical applications with controlled thermal expansion characteristics, or high electrical resistivity or special magnetic characteristics.

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

(5)                Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest — principally because of annual plant vacation and maintenance shutdowns by us, as well as by many of our customers.  However, the timing of major changes in the general economy or the markets for certain products can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2015	2014	2013
September 30,	25%	23%	24%
December 31,	24	23	23
March 31,	26	26	26
June 30,	25	28	27
	100%	100%	100%

(6)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of income.  No customers accounted for 10 percent or more of net sales during fiscal years 2015, 2014 or 2013.  See Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

(7)                Backlog:

As of June 30, 2015, we had a backlog of orders, believed to be firm, of approximately $543 million, substantially all of which is expected to be shipped within fiscal year 2016.  Our backlog as of June 30, 2014 was approximately $680 million.
(8)                Competition:

Our business is highly competitive.  We supply materials to a wide variety of end-use market sectors and compete with various companies depending on end-use market, product or geography. We are leaders in specialty materials for critical applications with over 125 years of metallurgical and manufacturing expertise. A significant portion of the products we produce are highly engineered materials for demanding applications. There are less than ten companies producing one or more similar products that we consider our major competitors for our high value products used in demanding applications, particularly in our aerospace and defense and energy end-use markets.  These products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer orders. Our experience, technical capabilities, product offerings and research and development efforts that we have in our niche markets represent barriers to existing and potential competitors.

For other products, there are several dozen smaller producing companies and converting companies that are also competitors, as well as several hundred independent distributors of products similar to those distributed by us.  Additionally, numerous foreign companies produce various specialty metal products similar to those produced by us.  Furthermore, a number of different products may, in certain instances, be substituted for our finished products.
(9)                Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $18.7 million, $18.5 million and $19.4 million in fiscal years 2015, 2014 and 2013, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company.  Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.
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

Our costs of maintaining and operating environmental control equipment were $14.8 million, $13.3 million and $13.7 million for fiscal years 2015, 2014 and 2013, respectively.  The capital expenditures for environmental control equipment were $0.5 million, $2.2 million and $1.6 million for fiscal years 2015, 2014 and 2013, respectively.  We anticipate spending approximately $2.5 million on major domestic environmental capital projects over the next five fiscal years.  This includes approximately $1 million in fiscal year 2016 and fiscal year 2017.  Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(11)         Employees:

As of June 30, 2015, our total workforce consisted of approximately 4,900 employees, which included approximately 130 production employees in Washington, Pennsylvania who are covered under a collective bargaining agreement which expires on August 31, 2016, and approximately 450 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires August 1, 2017.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $646.8 million, $635.1 million and $696.4 million in fiscal years 2015, 2014 and 2013, respectively. Long-lived assets held outside of the United States were $30.0 million, $27.5 million and $25.9 million as of June 30, 2015, 2014 and 2013, respectively.  For further information on domestic and international sales, see Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of Carpenter Technology Corporation, which is also applicable to our other executive officers.  There were no waivers of the Code of Ethics in fiscal year 2015.  The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Demand in our end-use markets, including companies in the aerospace and defense, energy, transportation, medical and industrial and consumer markets, can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain. As such, our results of operations, financial condition, cash flows and availability of credit could fluctuate significantly from period to period.

A significant portion of our sales represents products sold to customers in the commercial aerospace and defense and energy markets. The cyclicality of those markets can adversely affect our current business and our expansion objectives.

The commercial aerospace and defense market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or combination of these factors and therefore are difficult to predict with certainty. A downturn in the commercial aerospace and defense industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products; our results of operations and financial condition could be materially adversely affected.

The energy market has also been historically cyclical, principally as a result of volatile oil prices. Recently, oil prices experienced a dramatic and rapid decline. The decline in oil prices has negatively impacted the demand for our products used in our energy end-use market. Our future success requires us to, among other things, expand in key international energy markets by successfully adding to our customer base, distribution channels and product portfolio. The outlook for oil prices remains uncertain. The duration of the current low price environment or further deterioration in prices could further adversely affect the demand for products, which could impact our results of operations and financial condition.
Any significant delay or inability to successfully expand our operations in a timely and cost effective manner could materially adversely affect our business, financial condition and results of operations.

Over the last few years, we have undertaken capital projects associated with expanding our production capacity and capability, including our state-of-the-art manufacturing facility in Athens, Alabama.  These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost effective manner depends upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute these projects, our ability to obtain the necessary internal and customer qualifications to produce material from the facility and our ability to operate the facility to maximize the potential opportunities with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated excess costs, our results of operations and financial position may be materially adversely affected.

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

Costs of certain critical raw materials, such as nickel, cobalt, chromium, manganese, molybdenum, titanium, iron and scrap containing iron and nickel have been volatile due to factors beyond our control. We are able to mitigate most of the adverse impact of rising raw material costs through raw material surcharges, indices to customers and raw material forward contracts, but changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies.  These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.  The Company timely filed its annual conflict minerals report required by the rules on June 1, 2015. There will be costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.  Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

When our liability is probable and we can reasonably estimate our costs, we record environmental liabilities in our financial statements. However, in many cases, we are not able to determine whether we are liable, or if liability is probable, in order to reasonably estimate the loss or range of loss which could result from such environmental liabilities. Estimates of our liability remain subject to additional uncertainties, including the nature and extent of site contamination, available remediation alternatives, the extent of corrective actions that may be required, and the number and financial condition of other PRP’s, as well as the extent of their responsibility for the remediation. We adjust our accruals to reflect new information as appropriate. Future adjustments could have a material adverse effect on our results of operations in a given period, but we cannot reliably predict the amounts of such future adjustments. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our financial condition, cash flows or results of operations.

Our manufacturing processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other “Greenhouse Gases”, and pending legislation or regulation of Greenhouse Gases, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

Political and scientific debates related to the impacts of greenhouse gas emissions on the global climate are prevalent. Regulation or some form of legislation aimed at reducing the greenhouse gas emissions is currently being considered both in the United States and globally.  As a specialty alloy manufacturer, we will be affected, both directly and indirectly, if proposed climate change legislation, such as use of a “cap and trade”, is enacted. Such legislation could have a material adverse impact on our results of operations, financial condition and cash flows.

Product liability and product quality claims could adversely affect our operating results.

We produce ultra-high strength, high temperature and corrosion-resistant alloys designed for our customers’ demanding applications particularly in our aerospace and defense, energy and medical end-use markets. Failure of the materials that are included in our customers’ applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us.  We have a complex manufacturing process necessary to meet our customers’ stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on the results of our operations, financial condition and cash flows.
Our business subjects us to risks of litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

Litigation claims relate to the conduct of our currently and formerly owned businesses, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and federal laws, personal injury, patent infringement and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us.  The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our results of operations, financial condition and cash flows.

A portion of our workforce is covered by collective bargaining agreements and union attempts to organize our other employees may cause work interruptions or stoppages.

Approximately 130 production employees at our Dynamet business unit located in Washington, PA are covered by a collective bargaining agreement.  This agreement expires in August 2016.  Approximately 450 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement.  This agreement expires in August 2017.  There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

A significant portion of our manufacturing and production facilities are located in Reading and Latrobe, Pennsylvania and Athens, Alabama, which increases our exposure to significant disruption to our business as a result of unforeseeable developments in these geographic areas.

It is possible that we could experience prolonged periods of reduced production due to unforeseen catastrophic events occurring in or around our manufacturing facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama. As a result, we may be unable to shift manufacturing capabilities to alternate locations, accept materials from suppliers, meet customer shipment needs or address other severe consequences that may be encountered.  Our financial condition, cash flows and results of operations could be materially adversely affected.

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

We consider acquisitions, joint ventures and other business combination opportunities, as well as possible business unit dispositions, as part of our overall business strategy, that involve uncertainties and potential risks that we cannot predict or anticipate fully.

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

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The cost of our inventories is primarily determined using the Last-In First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory.  Recent proposals have been aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out (“FIFO”) value. As of June 30, 2015, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $197 million higher. This increase in inventory would result in a one-time increase in taxable income which would be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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
Item 1B.  Unresolved Staff Comments

None.
Item 2.  Properties

The principal locations of our primary domestic integrated mills in our SAO segment are located in Reading and Latrobe, Pennsylvania in addition to the new premium products manufacturing plant in Athens, Alabama. In addition, SAO manufactures large diameter hollow bar in Orwigsburg, Pennsylvania and Elyria, Ohio and operates a mini mill manufacturing stainless steel bar and wire in Hartsville, South Carolina. The principal locations for PEP businesses include titanium alloy production facilities located in Washington, Pennsylvania and Clearwater, Florida, powder products manufacturing facilities in Bridgeville, Pennsylvania and Woonsocket, Rhode Island and a facility in Houston, Texas for manufacturing of machined components used in the drilling, exploration and production of oil and gas. The PEP segment also includes domestic leased warehouses and service centers located in Houston, Texas; San Antonio, Texas; Midland, Texas; Oklahoma City, Oklahoma; Casper, Wyoming; Lafayette, Louisiana; West Alexander, Pennsylvania; Vienna, Ohio; Chicago, Illinois; Pinehurst, Texas and Mobile, Alabama. The PEP segment includes one owned service center in White House, Tennessee.

The Reading, Hartsville, Washington, Bridgeville, Orwigsburg, Elyria, Woonsocket, Latrobe, Houston and Athens facilities are owned.  The Clearwater facility is owned, but the land is leased.

As part of the restructuring actions announced in fiscal year 2015 we closed the Tyler, Texas manufacturing plant and the Northborough, Massachusetts service center. Both locations are owned.

We also own or lease manufacturing facilities, distribution centers, service centers and sales offices in a number of foreign countries, including Sweden, Canada, Singapore, China, Mexico, Taiwan, the United Arab Emirates, the United Kingdom and Belgium.

Our corporate offices, located in Wyomissing, Pennsylvania, are leased.

Our plants, customer service centers, and distribution centers were acquired or leased at various times over several years.  There is an active maintenance program to ensure a safe operating environment and to keep facilities in good condition.  In addition, we have had an active capital spending program to replace equipment as needed to keep it technologically competitive on a worldwide basis.  We believe our facilities are in good condition and suitable for our business needs.
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

In addition, from time to time, we are a party to certain routine claims and legal actions and other contingent liabilities incident to the normal course of business which pertain to litigation, product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims, patent infringement and tax issues.  Based on information currently available, the ultimate resolution of our known contingencies, individually or in the aggregate and including the matters described in Note 10 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our financial position, cash flows or results of operations.  However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.
See the “Contingencies” section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the “Contingencies and Commitments” section included in Note 10 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A.  Executive Officers of the Registrant

Listed below are the names of our corporate executive officers, including those required to be listed as executive officers for SEC purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders.

Tony R. Thene was appointed President and Chief Executive Officer effective July 1, 2015. Since joining Carpenter in January 2013, Mr. Thene served as the Senior Vice President and Chief Financial Officer.  Mr. Thene joined Carpenter after 23 years with Alcoa Inc., a leading producer of primary and fabricated aluminum, holding various management positions.

Gregory A. Pratt was appointed interim Executive Chairman of the Board effective July 1, 2015. Mr. Pratt served as the Interim President and Chief Executive Officer from November 2014 to June 2015 upon the resignation of the prior President and Chief Executive Officer. Mr. Pratt was Carpenter's Chief Executive Officer in fiscal year 2010, and has been a Board member since 2002. Mr. Pratt has also been the Chairperson of Carpenter’s Board, a position he has held since 2009. During his tenure as Chairperson, Carpenter has made numerous investments in its business, acquired Amega West and Latrobe Specialty Metals and built Carpenter’s new Athens facility.

Timothy Lain was appointed Acting Chief Financial Officer effective July 1, 2015. Since joining Carpenter in June 2007, Mr. Lain has had progressively responsible roles in Carpenter's financial organization, most recently serving as Vice President — Controller and Chief Accounting Officer.

David L. Strobel was appointed Senior Vice President and Chief Technology Officer effective July 13, 2015. Since joining Carpenter in 1983, Mr. Strobel has held numerous positions of increasing responsibility, including Vice President — Manufacturing, Vice President — Technology and most recently serving as Senior Vice President — Global Operations.

Joseph E. Haniford was appointed Senior Vice President, Specialty Alloys Operations effective July 13, 2105. Mr. Haniford joined Carpenter from EnTrans International where he was responsible for all operations as the company's Chief Operating Officer (COO) and was a member of the Board of Directors. Prior to EnTrans International, Mr. Haniford worked for Alcoa, Inc. for more than 30 years in various executive leadership positions.

			Assumed Present Position
Name	Age	Position
Tony R. Thene	54	President and Chief Executive Officer	July 2015

Gregory A. Pratt	66	Interim Executive Chairman of the Board	July 2015

Timothy Lain	43	Acting Chief Financial Officer	July 2015

David L. Strobel	54	Senior Vice President and Chief Technology Officer	July 2015

Joseph E. Haniford	56	Senior Vice President, Specialty Alloys Operations	July 2015

PART II
Item 5.  Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2015		Fiscal Year 2014
Quarter Ended:	High	Low	High	Low
September 30	$64.69	$44.98	$60.01	$45.15

December 31	$53.12	$41.43	$62.95	$57.41

March 31	$49.73	$34.28	$66.54	$55.45

June 30	$45.42	$34.80	$67.00	$61.00

Annual	$64.69	$34.28	$67.00	$45.15

The range of our common stock price on the NYSE from July 1, 2015 to August 14, 2015 was $35.24 to $40.56.  The closing price of the common stock was $39.08 on August 14, 2015.

We have paid quarterly cash dividends on our common stock for over 120 consecutive years. We paid a quarterly dividend of $0.18 per share of common stock during each quarter of fiscal years 2015 and 2014.

As of August 14, 2015, there were 2,434 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group, for each of the last five fiscal years ended June 30, 2015. The cumulative total return assumes an investment of $100 on June 30, 2010 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell Materials and Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors.  The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Carpenter Technology Corporation, the S&P Midcap 400 Index, and the Russell Materials & Processing Growth Index

$250
$200
$150
$100
$50
$0
6/10
6/11
6/12
6/13
6/14
6/15
Carpenter Technology Corporation
S&P Midcap 400
Russell Materials & Processing Growth

*$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

	6/10	6/11	6/12	6/13	6/14	6/15
Carpenter Technology Corporation	100.00	178.99	150.52	143.85	204.34	126.92
S&P Midcap 400	100.00	139.38	136.13	170.42	213.43	227.08
Russell Materials & Processing Growth	100.00	146.79	131.48	163.23	210.54	213.31

Issuer Purchases of Equity Securities

In October 2014, the Company’s Board of Directors authorized a share repurchase program up to $500.0 million of the Company's shares of Common Stock over two years. The shares of Common Stock may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of June 30, 2015, $375.5 million of the $500.0 million remained available for future purchases.

The following table contains information about purchases by us of our common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2015	1,334,900	$40.27	1,334,900	$386.0
May 1-31, 2015	147,800	$42.42	147,800	$379.7
June 1-30, 2015	100,800	$41.21	100,800	$375.5
Quarter ended June 30, 2015	1,583,500	$40.53	1,583,500	$375.5

Item 6.  Selected Financial Data

Five-Year Financial Summary
$ in millions, except per share data
(Fiscal years ended June 30,)

	2015(a)(b)	2014	2013(c)	2012(c)(d)	2011(e)
Summary of Operations:
Net sales	$2,226.7	$2,173.0	$2,271.7	$2,028.7	$1,675.1
Operating income	$111.5	$212.0	$232.7	$210.1	$96.4
Net income	$58.7	$132.8	$146.5	$121.6	$71.7
Net income attributable to Carpenter	$58.7	$132.8	$146.1	$121.2	$71.0
Financial Position at Year-End:
Cash and cash equivalents	$70.0	$120.0	$257.5	$211.0	$492.5
Marketable securities, current	$—	$—	$—	$—	$30.5
Total assets	$2,905.9	$3,057.5	$2,882.9	$2,627.8	$1,991.9
Long-term obligations, net of current portion	$607.1	$604.3	$604.2	$305.9	$407.8
Per Common Share:
Net earnings:
Basic	$1.11	$2.48	$2.75	$2.55	$1.59
Diluted	$1.11	$2.47	$2.73	$2.53	$1.59
Cash dividend-common	$0.72	$0.72	$0.72	$0.72	$0.72
Weighted Average Common Shares Outstanding:
Basic	52.6	53.3	52.9	47.1	44.1
Diluted	52.7	53.6	53.2	47.5	44.7

(a) Fiscal year 2015 included $29.1 million of restructuring costs related principally to workforce reduction, facility closures and write-down of certain assets. See Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

(b) The weighted average common shares outstanding for fiscal year 2015 included 0.9 million less shares related to the share repurchase program authorized in October 2014. During the year ended June 30, 2015, we repurchased 2,995,272 shares of common stock for $124.5 million.

(c)       The weighted average common shares outstanding for fiscal years 2013 and 2012 included an additional 8.1 million and 2.7 million, respectively, shares issued in connection with the Latrobe acquisition.

(d)         Fiscal year 2012 included $11.7 million of acquisition-related costs incurred in connection with the Latrobe Acquisition that was consummated on February 29, 2012.

(e)         Fiscal year 2011 included $2.4 million of Latrobe acquisition-related costs and $0.7 million of Amega West acquisition-related costs incurred in connection with the Latrobe and Amega West Acquisitions.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Fiscal Year
($ in millions, except per share data)	2015	2014	2013
Net sales	$2,226.7	$2,173.0	$2,271.7

Net sales excluding surcharge revenue (1)	$1,811.8	$1,782.8	$1,839.3

Operating income	$111.5	$212.0	$232.7

Operating income excluding pension earnings, interest and deferrals (“pension EID”) expense (1)	$120.9	$233.8	$264.6

Net income	$58.7	$132.8	$146.5

Diluted earnings per share	$1.11	$2.47	$2.73

Purchases of property, equipment and software	$170.5	$349.2	$310.2

Free cash flow (1)	$74.4	$(147.8)	$(159.3)

Pounds sold (in thousands) (2)	277,482	290,388	273,724

(1)  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

(2)  Includes specialty and titanium alloys, stainless steel and powder materials.

Our sales are across a diversified list of end-use markets.  The table below summarizes our estimated sales by market over the past three fiscal years:

	Fiscal Year
	2015		2014		2013
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and defense	$1,023.3	46%	$980.7	46%	$1,067.0	47%
Industrial and consumer	482.4	22	481.6	22	474.3	21
Energy	292.1	13	310.4	14	337.3	15
Transportation	168.1	7	150.1	7	138.8	6
Medical	123.9	6	112.6	5	113.2	5
Distribution	136.9	6	137.6	6	141.1	6
Total net sales	$2,226.7	100%	$2,173.0	100%	$2,271.7	100%

The table below shows our net sales by major product class for the past three fiscal years:

	Fiscal Year
	2015		2014		2013
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Special alloys	$991.2	44%	$917.0	42%	$989.9	43%
Stainless steels	619.2	28	643.6	30	638.8	28
Alloy and tool steel	218.8	10	240.4	11	255.7	11
Titanium products	164.8	7	157.7	7	155.0	7
Powder metals	61.8	3	48.6	2	60.4	3
Distribution and other	170.9	8	165.7	8	171.9	8
Total net sales	$2,226.7	100%	$2,173.0	100%	$2,271.7	100%
Impact of Raw Material Prices and Product Mix

We value most of our inventory utilizing LIFO inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher cost of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower cost of sales.
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
Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  The following is a summary of the net periodic benefit costs for the years ended June 30, 2015, 2014 and 2013:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Pension plans	$34.5	$49.0	$59.5
Other postretirement plans	10.0	11.1	9.3
Net periodic benefit costs	$44.5	$60.1	$68.8

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

During the year ended June 30, 2015, we implemented a reduction in our workforce by approximately 200, or 10 percent, of the total salaried positions and a reduction of several hourly positions. As a result of the reduction in workforce, $8.3 million was paid from the Company's qualified pension plan consisting primarily of various personnel-related costs to cover severance payments and medical coverage.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees.  The following is a summary of the classification of net pension expense for the years ended June 30, 2015, 2014 and 2013:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Cost of sales
Service cost	$29.3	$28.2	$28.8
Pension earnings, interest and deferrals	5.0	14.2	22.9
	$34.3	$42.4	$51.7
Selling, general and administrative expenses
Service cost	$7.3	$7.9	$8.1
Pension earnings, interest and deferrals	4.5	7.6	9.0
Curtailment gain	(1.6)	—	—
	$10.2	$15.5	$17.1
Net pension expense	$44.5	$57.9	$68.8

As of June 30, 2015 and 2014, amounts capitalized in gross inventory were $9.5 million and $9.2 million, respectively.
Operating Performance Overview

During fiscal year 2015 we faced several challenges including the impact of lower oil and gas prices on our energy end-use market, manufacturing problems earlier in the year including the unanticipated start-up issues after scheduled summer shutdowns at the Reading mill and the Latrobe unplanned press outages, as well as operating cost performance issues. Over the last two quarters, we have taken actions aimed at improving our operating performance and driving long-term growth and stockholder value, including:
-    In March 2015, we initiated a restructuring plan that included the elimination of approximately 200 salaried positions and 60 outsourced positions, as well as other non-labor related costs. It is estimated that these actions will yield approximately $30 million of annual overhead cost savings.

-    We targeted an inventory reduction of $50.0 million by the end of fiscal year 2015 compared to the end of the first quarter of fiscal year 2015. We achieved approximately $67 million reduction of inventory since the end of the first quarter.

-    We repurchased 3.0 million common shares for $124.5 million in fiscal year 2015.

-     We strengthened our “continuous improvement process” in January 2015, with the introduction of the Business Management Office (BMO). The BMO is focused on profit optimization, operating cost improvement and inventory reduction.

Results of Operations — Fiscal Year 2015 Compared to Fiscal Year 2014

For fiscal year 2015, we recorded net income of $58.7 million, or $1.11 per diluted share, compared with net income of $132.8 million, or $2.47 per diluted share, a year earlier.  Our fiscal year 2015 results reflect the impact of increasing sales by 2 percent in a challenging market environment which was more than offset by the weakness in the oil and gas businesses, increased operating costs and the restructuring plan implemented in the recent third quarter.
Net Sales

Net sales for fiscal year 2015 were $2,226.7 million, which was a 2 percent increase from fiscal year 2014. Excluding surcharge revenue, sales were 2 percent higher than fiscal year 2014 on 4 percent lower volume.  The results reflect sales increasing in the aerospace and defense, medical and transportation end-use markets, partially offset by the weakness in the energy end-use market due to weak market conditions. The increase in sales combined with lower shipment volume reflects a favorable shift in product mix.

Geographically, sales outside the United States increased 2 percent from fiscal year 2014 to $646.8 million. International sales as a percentage of our total net sales represented 29 percent for both fiscal years 2015 and 2014.

Sales by End-Use Markets

We sell to customers across diversified end-use markets.  The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period.

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and defense	$1,023.3	$980.7	$42.6	4%
Industrial and consumer	482.4	481.6	0.8	—%
Energy	292.1	310.4	(18.3)	(6)%
Transportation	168.1	150.1	18.0	12%
Medical	123.9	112.6	11.3	10%
Distribution	136.9	137.6	(0.7)	(1)%
Total net sales	$2,226.7	$2,173.0	$53.7	2%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and defense	$800.5	$775.3	$25.2	3%
Industrial and consumer	383.0	379.8	3.2	1
Energy	250.2	269.9	(19.7)	(7)
Transportation	128.7	118.0	10.7	9
Medical	113.8	103.5	10.3	10
Distribution	135.6	136.3	(0.7)	(1)
Total net sales excluding surcharge revenue	$1,811.8	$1,782.8	$29.0	2%

Sales to the aerospace and defense market increased 4 percent from fiscal year 2014 to $1,023.3 million. Excluding surcharge revenue, sales increased 3 percent on 3 percent higher shipment volume. The results reflect an increase in sales of fastener materials and a stronger demand for engine materials, partially offset by lower demand for structural and defense materials.

Industrial and consumer market sales were $482.4 million for fiscal year 2015. Excluding surcharge revenue, sales increased 1 percent on 15 percent lower shipment volume.  The results reflect a favorable shift in product mix related to high-end consumer electronics and industrial capital goods.

Sales to the energy market of $292.1 million reflected a 6 percent decrease from fiscal year 2014. Excluding surcharge revenue, sales decreased 7 percent on 5 percent lower shipment volume. The results reflect demand softness in materials used in oil and gas drilling and completions in the second half of fiscal year 2015. Also, North American average directional and horizontal rig count decreased 46 percent from the prior year. These declines were partially offset by a moderate increase in power generation sales.

Transportation market sales increased 12 percent from fiscal year 2014 to $168.1 million. Excluding surcharge revenue, sales increased 9 percent on 5 higher shipment volume. The results reflect a strengthening mix for our materials used in engine fasteners, valve and fuel system materials. Low fuel prices drove up sales for vehicle platforms with higher Carpenter material content. In addition, sales of light trucks increased from the year ago period. Also, backlog is experiencing growth due to an improved mix.

Sales to the medical market increased 10 percent to $123.9 million from fiscal year 2014. Adjusted for surcharge revenue, sales increased 10 percent on 14 percent higher shipment volume. The results reflect strength in demand for materials used for surgical instruments, as well as increased sales of titanium materials used in orthopedic implant procedures. In addition, Original Equipment Manufacturers (OEMs) appear to have resumed stabilized buying patterns. However, the medical market pricing environment remains extremely competitive.

Distribution sales decreased 1 percent from the same period a year ago to $136.9 million. Excluding surcharge revenue, sales decreased 1 percent from the same period a year ago.

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Special alloys	$991.2	$917.0	$74.2	8%
Stainless steel	619.2	643.6	(24.4)	(4)
Alloy and tool steel	218.8	240.4	(21.6)	(9)
Titanium products	164.8	157.7	7.1	5
Powder metals	61.8	48.6	13.2	27
Distribution and other	170.9	165.7	5.2	3
Total net sales	$2,226.7	$2,173.0	$53.7	2%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Special alloys	$712.8	$666.3	$46.5	7%
Stainless steels	524.0	548.7	(24.7)	(5)
Alloy and tool steel	180.5	198.4	(17.9)	(9)
Titanium products	164.8	157.7	7.1	5
Powder metals	61.8	48.6	13.2	27
Distribution and other	167.9	163.1	4.8	3
Total net sales excluding surcharge revenue	$1,811.8	$1,782.8	$29.0	2%

Sales of special alloys products increased 8 percent in fiscal year 2015 as compared with a year ago to $991.2 million. Excluding surcharge revenue, sales increased 7 percent on 7 percent higher shipment volume. The year over year results reflect increased sales in the aerospace and defense, transportation and industrial and consumer end-use markets.

Sales of stainless steels decreased 4 percent in fiscal year 2015 as compared with a year ago to $619.2 million.  Excluding surcharge revenue, such sales decreased by 5 percent on 10 percent lower shipment volume. The year over year results reflect decreased sales in the energy and industrial and consumer end-use markets.

Sales of alloy and tool steel decreased 9 percent in fiscal year 2015 on 6 percent lower shipment volume.

Sales of titanium products increased 5 percent as compared with fiscal year 2014 on 6 percent higher shipment volume due to higher sales in the medical end-use market.

Sales of powder metals increased 27 percent in fiscal year 2015 on 8 percent higher shipment volume.

Gross Profit

Gross profit in fiscal year 2015 decreased to $318.3 million, or 14.3 percent of net sales (17.6 percent of net sales excluding surcharge revenue), from $398.9 million, or 18.4 percent of net sales (22.4 percent of net sales excluding surcharge revenue), for fiscal year 2014. The results reflect a stronger product mix which was more than offset by higher operating costs, unfavorable cost absorption as a result of reducing inventory and incremental depreciation expense due to the Athens facility which was placed into service late in fiscal year 2014.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for fiscal years 2015 and 2014. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2015	2014
Net sales	$2,226.7	$2,173.0
Less: surcharge revenue	414.9	390.2
Net sales excluding surcharge revenue	$1,811.8	$1,782.8

Gross profit	$318.3	$398.9

Gross margin	14.3%	18.4%

Gross margin excluding surcharge revenue	17.6%	22.4%
Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2015 were $177.7 million, or 8.0 percent of net sales (9.8 percent of net sales excluding surcharge revenue), compared to $186.9 million, or 8.6 percent of net sales (10.5 percent of net sales excluding surcharge revenue), in fiscal year 2014. Selling, general and administrative expenses decreased from the same period last year primarily due to lower depreciation and amortization expense of $4.3 million, lower variable compensation expense of $3.5 million, a reduction in pension EID expense of $3.1 million and lower severance of $1.6 million compared to prior year. These favorable items were partially offset by consulting costs of $5.1 million in fiscal year 2015 related to the BMO and strategic business review.

Restructuring Charges

During fiscal year 2015 we incurred $29.1 million of restructuring charges. We implemented a reduction in our workforce by approximately 200, or 10 percent, of the total salaried positions and a reduction of several hourly positions resulting in a charge of $12.7 million consisting primarily of various personnel-related costs to cover severance payments, medical coverage and related items. We also exited the ultra-fine grain materials development program resulting in a charge of $13.4 million during the fiscal year. In addition, we announced the closure of facilities resulting in a charge of $3.0 million to reflect the write-down of certain inventory, property and equipment and related items.

In fiscal year 2015 we recorded non-cash restructuring and asset impairment charges of $7.6 million, payments from qualified pension plan of $8.3 million and cash payments of $10.9 million made against the restructuring reserve. The remaining restructuring reserve of $2.3 million is expected to be paid in fiscal year 2016.

Activities undertaken in connection with the restructuring plan are expected to be substantially complete by the end of the first quarter of fiscal year 2016.
Operating Income

Our operating income in fiscal year 2015 decreased to $111.5 million as compared with $212.0 million in fiscal year 2014. The results reflect a strengthening product mix and lower selling, general and administrative expenses more than offset by higher operating costs, incremental depreciation expense due to the Athens facility which was placed into service in fiscal year 2014 and restructuring charges.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as restructuring charges and special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales and cost of sales and excluding the impacts of pension EID, restructuring charges and special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period.  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2015	2014
Net sales	$2,226.7	$2,173.0
Less: surcharge revenue	414.9	390.2
Net sales excluding surcharge revenue	$1,811.8	$1,782.8

Operating income	$111.5	$212.0
Pension EID	9.5	21.8
Operating income excluding pension EID	121.0	233.8

Restructuring charges and special items:
Restructuring charges	29.1	—
Consulting costs	5.1	—
Weather-related costs	—	8.0
Operating income excluding pension EID, restructuring charges and special items	$155.2	$241.8

Operating margin	5.0%	9.8%

Operating margin excluding surcharge revenue, pension EID, restructuring charges and special items	8.6%	13.6%

In addition to the impacts of the surcharge mechanism and pension EID, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from year to year. We estimate that the effect of such combined fluctuations positively impacted our operating margin, excluding surcharge revenue, by 40 basis points during fiscal year 2015 and positively impacted our operating margin by 100 basis points during fiscal year 2014.
Interest Expense

Fiscal year 2015 interest expense of $27.7 million increased 63 percent compared to $17.0 million in fiscal year 2014. The increase in interest expense is due to capitalized interest of $2.7 million during the year ended June 30, 2015 compared to $15.1 million the same period a year ago which primarily reflects the impact of placing a significant amount of the assets, attributable to the construction project at our Athens manufacturing plant, in service late in fiscal year 2014. This is offset by net gains from interest rate swaps of $2.9 million as compared to $0.0 million in fiscal year 2014. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate.
Other Income, Net

Other income for fiscal year 2015 was $5.3 million as compared with $1.4 million a year ago. The year ended June 30, 2015 includes a $4.4 million favorable legal settlement.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2015 was 34.1 percent as compared to 32.4 percent in fiscal year 2014. The tax rates for both periods were lower than the statutory rate of 35 percent, primarily due to benefits associated with the domestic manufacturing deduction. The fiscal year 2015 tax rate includes net tax charges of $1.6 million for the unfavorable impact of bonus depreciation on domestic manufacturing benefits recorded in the prior year, net of additional research and development credits as a result of the December 2014 enactment of the Tax Increase Prevention Act.

As of June 30, 2014 we had $128.4 million of indefinitely reinvested foreign earnings for which we had not provided deferred income taxes. Due to the authorization of the $500.0 million share repurchase program in October 2014, we changed our intent with regard to the indefinite reinvestment of a portion of the foreign earnings of one of our foreign subsidiaries for fiscal year 2014 and prior years. As a result of this change, we repatriated approximately $38 million during the third quarter of fiscal year 2015 with minimal tax cost. The remaining balance of unremitted foreign earnings continues to be indefinitely reinvested.

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

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2015	2014
Specialty Alloys Operations	269,550	282,914	(13,364)	(5)%
Performance Engineered Products	15,262	12,248	3,014	25%
Intersegment	(7,330)	(4,774)	(2,556)	(54)%
Consolidated pounds sold	277,482	290,388	(12,906)	(4)%

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$1,796.6	$1,741.6	$55.0	3%
Performance Engineered Products	497.7	498.6	(0.9)	—%
Intersegment	(67.6)	(67.2)	(0.4)	(1)%
Total net sales	$2,226.7	$2,173.0	$53.7	2%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$1,373.5	$1,344.6	$28.9	2%
Performance Engineered Products	496.5	496.6	(0.1)	—%
Intersegment	(58.2)	(58.4)	0.2	—%
Total net sales excluding surcharge revenue	$1,811.8	$1,782.8	$29.0	2%

Specialty Alloys Operations Segment

Net sales in fiscal year 2015 for the Specialty Alloys Operations (“SAO”) segment increased 3 percent to $1,796.6 million, as compared with $1,741.6 million in fiscal year 2014. Excluding surcharge revenue, sales increased 2 percent from a year ago. The fiscal year 2015 net sales reflected 5 percent lower shipment volume as compared to fiscal year 2014. The increase in sales combined with lower shipment volumes reflects a favorable shift in product mix despite challenging market conditions.

Operating income for the SAO segment in fiscal year 2015 was $155.2 million, or 8.6 percent of net sales (11.3 percent of net sales excluding surcharge revenue), compared to $232.7 million, or 13.4 percent of net sales (17.3 percent of net sales excluding surcharge revenue), for fiscal year 2014. The decrease in operating income reflects the impacts of a strengthening mix more than offset by the operational issues, higher operating costs and incremental depreciation expense related to our Athens facility.
Performance Engineered Products Segment

Net sales for fiscal year 2015 for the Performance Engineered Products (“PEP”) segment were $497.7 million as compared with $498.6 million for fiscal year 2014. Excluding surcharge revenue, net sales were flat. The results reflect increased net sales of powder products and sales of titanium bar and wire products which was offset by lower rentals and sales of down-hole drilling tools due to the weakness in the energy end-use market.

Operating income for the PEP segment for fiscal year 2015 was $39.1 million, or 7.9 percent of net sales, as compared with $45.5 million, or 9.1 percent of net sales for fiscal year 2014. The results reflect the impacts of the weak market conditions in the oil and gas businesses experienced during the second half of fiscal year 2015, partially offset by improved performance in the titanium and powder products businesses.

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
Net Sales

Net sales for fiscal year 2014 were $2,173.0 million, which was a 4 percent decrease from fiscal year 2013. Excluding surcharge revenue, sales were 3 percent lower than fiscal year 2013 on 6 percent higher volume.  The decrease in sales combined with higher shipment volume reflects an unfavorable shift in product mix.

Geographically, sales outside the United States decreased 9 percent from fiscal year 2013 to $635.1 million. International sales as a percentage of our total net sales represented 29 percent and 31 percent for fiscal year 2014 and fiscal year 2013, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets.  The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets which we believe is helpful supplemental information in analyzing the performance of the business from period to period:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Aerospace and defense	$980.7	$1,067.0	$(86.3)	(8)%
Industrial and consumer	481.6	474.3	7.3	2
Energy	310.4	337.3	(26.9)	(8)
Transportation	150.1	138.8	11.3	8
Medical	112.6	113.2	(0.6)	(1)
Distribution	137.6	141.1	(3.5)	(2)
Total net sales	$2,173.0	$2,271.7	$(98.7)	(4)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Aerospace and defense	$775.3	$832.5	$(57.2)	(7)%
Industrial and consumer	379.8	366.4	13.4	4
Energy	269.9	290.9	(21.0)	(7)
Transportation	118.0	106.6	11.4	11
Medical	103.5	103.7	(0.2)	—
Distribution	136.3	139.2	(2.9)	(2)
Total net sales excluding surcharge revenue	$1,782.8	$1,839.3	$(56.5)	(3)%

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

Industrial and consumer market sales increased 2 percent from fiscal year 2013 to $481.6 million. Excluding surcharge revenue, sales increased approximately 4 percent on 16 percent higher shipment volume.  The results reflect strong demand for lower value materials used in plant and equipment applications as well as materials used in bridge infrastructure projects.  The shift in unfavorable mix was a result of softened demand for materials used in the more premium products used in high-end valves and fittings and electronics applications.

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

Transportation market sales increased 8 percent from the fiscal year 2013 to $150.1 million. Excluding surcharge revenue, sales increased 11 percent on 18 higher shipment volumes. The results reflect the impacts of growth in demand for our materials as a result of increasing North American vehicle sales and strong demand for materials used in the next generation of fuel delivery systems.

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

Sales by Product Class

The following table includes comparative information for our net sales by major product class:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Special alloys	$917.0	$989.9	$(72.9)	(7)%
Stainless steels	643.6	638.8	4.8	1
Alloy and tool steel	240.4	255.7	(15.3)	(6)
Titanium products	157.7	155.0	2.7	2
Powder metals	48.6	60.4	(11.8)	(20)
Distribution and other	165.7	171.9	(6.2)	(4)
Total net sales	$2,173.0	$2,271.7	$(98.7)	(4)%

The following table includes comparative information for our net sales by the same major product class, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Special alloys	$666.3	$706.0	$(39.7)	(6)%
Stainless steels	548.7	543.1	5.6	1
Alloy and tool steel	198.4	210.9	(12.5)	(6)
Titanium products	157.7	155.0	2.7	2
Powder metals	48.6	55.9	(7.3)	(13)
Distribution and other	163.1	168.4	(5.3)	(3)
Total net sales excluding surcharge revenue	$1,782.8	$1,839.3	$(56.5)	(3)%

Sales of special alloys products decreased 7 percent in fiscal year 2014 as compared with a year ago to $917.0 million. Excluding surcharge revenue, sales decreased 6 percent on flat shipment volume. The results reflect decreased sales for premium aerospace engine and fastener material as compared to the year ago period.

Sales of stainless steels increased 1 percent in fiscal year 2014 as compared with a year ago to $643.6 million.  Excluding surcharge revenue, such sales increased by 1 percent on 14 percent higher shipment volume. The year over year results reflect increased volumes in transportation and industrial and consumer markets combined with an unfavorable shift in product mix from the same period last year.

Sales of alloy and tool steel decreased 6 percent in fiscal year 2014 on 2 percent lower shipment volume.

Sales of titanium products increased 2 percent as compared with fiscal year 2013 on 8 percent higher shipment volume.

Sales of powder metals decreased 20 percent in fiscal year 2014 on 17 percent lower shipment volume.

Gross Profit

Gross profit in fiscal year 2014 decreased to $398.9 million, or 18.4 percent of net sales (22.4 percent of net sales excluding surcharge revenue), from $433.5 million, or 19.1 percent of net sales (23.6 percent of net sales excluding surcharge revenue), for fiscal year 2013. The results reflect a weaker product mix and incremental costs associated with our new Alabama facility partially offset by a reduction in variable production costs.  In addition, the fiscal year 2014 results were impacted by approximately $8.0 million of additional weather related expenses due to severe weather in the Northeast where the majority of our operations are centered.

Our surcharge mechanism is structured to recover increases in raw material costs, although generally with a lag effect. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for fiscal years 2014 and 2013. See the section “Non-GAAP Financial Measures” below for further discussion of these financial metrics.

	Fiscal Year
($ in millions)	2014	2013
Net sales	$2,173.0	$2,271.7
Less: surcharge revenue	390.2	432.4
Net sales excluding surcharge revenue	$1,782.8	$1,839.3

Gross profit	$398.9	$433.5

Gross margin	18.4%	19.1%

Gross margin excluding surcharge revenue	22.4%	23.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2014 were $186.9 million, or 8.6 percent of net sales (10.5 percent of net sales excluding surcharge revenue), compared to $200.8 million, or 8.8 percent of net sales (10.9 percent of net sales excluding surcharge revenue), in fiscal year 2013. The decrease in selling, general and administrative expenses in fiscal year 2014 compared to fiscal year 2013 is primarily due to lower incentive compensation and a reduction in pension EID during the current year.  Prior year included restructuring related costs of $2.9 million due to a reduction in salaried headcount, as well as costs associated with respect to manufacturing footprint optimization activities and inventory reduction initiative costs.
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

Operating income has been significantly impacted by the pension EID portion of our net pension expense, which may be volatile based on conditions in the financial markets. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue and excluding the impacts of pension EID from operating income. We present and discuss these financial measures because management believes removing the impacts of raw material surcharges from operating margin provides a more consistent and meaningful basis for comparing results of operations from period to period.  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2014	2013
Net sales	$2,173.0	$2,271.7
Less: surcharge revenue	390.2	432.4
Net sales excluding surcharge revenue	$1,782.8	$1,839.3

Operating income	$212.0	$232.7
Pension EID	21.8	31.9
Operating income excluding pension EID	$233.8	$264.6

Operating margin	9.8%	10.2%

Operating margin excluding surcharge revenue and pension EID	13.1%	14.4%

In addition to the impact of the surcharge mechanism and pension EID, fluctuations in raw material prices (combined with fluctuations in inventory levels) and the lag effect of the surcharge mechanism have impacted our operating income from year to year. We estimate that the effect of such combined fluctuations positively impacted our operating margin by approximately 100 basis points during fiscal year 2014 and positively impacted our operating margin by approximately 10 basis points during fiscal year 2013.
Interest Expense

Fiscal year 2014 interest expense of $17.0 million decreased 19 percent from $21.0 million in fiscal year 2013. The decrease of $4.0 million is due to $8.3 million of higher capitalized interest in connection with the increased spending attributable to the construction of our Alabama manufacturing plant offset by higher interest costs of $4.3 million.  The increase in interest costs is due to higher outstanding debt levels in fiscal year 2014 as compared to fiscal year 2013 principally as a result of the February 2013 issuance of $300.0 million of 4.45% notes due March 2023 which is partially offset by the $100.0 million of 6.625% notes that matured in May 2013.
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
Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for both fiscal years 2014 and 2013 was 32.4 percent. The tax rates for both periods were lower than the statutory rate of 35 percent, primarily due to benefits associated with the domestic manufacturing deduction and the research and development credits.

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

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2014	2013
Specialty Alloys Operations	282,914	264,606	18,308	7%
Performance Engineered Products	12,248	13,451	(1,203)	(9)%
Intersegment	(4,774)	(4,333)	(441)	(10)%
Consolidated pounds sold	290,388	273,724	16,664	6%

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Specialty Alloys Operations	$1,741.6	$1,823.5	$(81.9)	(4)%
Performance Engineered Products	498.6	520.1	(21.5)	(4)%
Intersegment	(67.2)	(71.9)	4.7	7%
Total net sales	$2,173.0	$2,271.7	$(98.7)	(4)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2014	2013
Specialty Alloys Operations	$1,344.6	$1,388.5	$(43.9)	(3)%
Performance Engineered Products	496.6	513.7	(17.1)	(3)%
Intersegment	(58.4)	(62.9)	4.5	7%
Total net sales excluding surcharge revenue	$1,782.8	$1,839.3	$(56.5)	(3)%

Specialty Alloys Operations Segment

Net sales in fiscal year 2014 for the Specialty Alloys Operations (“SAO”) segment were $1,741.6 million, as compared with $1,823.5 million in fiscal year 2013. Excluding surcharge revenue, sales decreased 3 percent from a year ago. The fiscal year 2014 net sales reflected 7 percent higher shipment volume as compared to fiscal year 2013. The decrease in sales combined with higher shipment volume reflects an unfavorable shift in product mix as a result of continued challenging market conditions.

Operating income for the SAO segment in fiscal year 2014 was $232.7 million, or 13.4 percent of net sales (17.3 percent of net sales excluding surcharge revenue), compared to $268.5 million, or 14.7 percent of net sales (19.3 percent of net sales excluding surcharge revenue), for fiscal year 2013. The decrease in operating income reflects the impacts of a weaker product mix and the $8.0 million of additional weather related expenses in the third quarter of fiscal year 2014 partially offset by cost control in the current period as compared to the same period a year ago.
Performance Engineered Products Segment

Net sales for fiscal year 2014 for the Performance Engineered Products (“PEP”) segment decreased 4 percent to $498.6 million as compared with $520.1 million for fiscal year 2013. Excluding surcharge revenue, net sales decreased 3 percent. The results reflected softness in demand as a result of challenging market conditions, particularly in the aerospace and energy markets during the first half of fiscal year 2014.  In addition, sales of powder metal products and sales from our distribution businesses were impacted by sluggish industrial activity.  This was partially offset by sales growth resulting from strengthening demand for our titanium fastener material, better penetration in the medical orthopedic market and increased sales into the oil and gas exploration market in the second half of fiscal year 2014.

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

Liquidity and Financial Resources

We ended fiscal year 2015 with $70.0 million of cash, a decrease of $50.0 million from fiscal year 2014. During fiscal year 2015 our cash from operations was $282.6 million as compared with $239.6 million in fiscal year 2014. The results reflect a decrease in net income of $74.1 million offset primarily by realization of a cash tax benefit of approximately $66 million in the third quarter of fiscal year 2015 as a result of the tax enactment of the extenders legislation. We improved our working capital levels as a result of our inventory reduction initiatives we began to execute in fiscal year 2015. By the end of fiscal year 2015 compared to the first quarter of fiscal year 2015, we targeted an inventory reduction of $50.0 million, however we achieved approximately $67 million of inventory reduction.

Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was positive $74.4 million as compared to negative $147.8 million for the same period a year ago. This was our first year of positive free cash flow since 2010. The improvement in free cash flow reflects significantly lower capital spending levels largely related to the winding down in capital expenditures associated with the construction of our Athens facility.  Capital expenditures for plant, equipment and software were $170.5 million, which included $73.5 million related to the completion of the construction of the Athens facility, for the year ended June 30, 2015, as compared with $349.2 million, which included $267.7 million related to Athens for the same period a year ago. In fiscal year 2016, we expect capital expenditures to be approximately $120 million.

During the year ended June 30, 2015, we used $124.5 million to purchase 2,995,272 shares of common stock pursuant to the terms of the share repurchase program authorized by our Board of Directors in October 2014. As of June 30, 2015, $375.5 million remains available for future purchases.

Dividends for the fiscal year 2015 were $37.9 million, as compared with $38.5 million in the prior year, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

For the years ended June 30, 2015, 2014 and 2013, interest costs totaled $30.4 million, $32.1 million and $27.8 million, respectively, of which $2.7 million, $15.1 million and $6.8 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

During the fiscal year 2015, we made $7.2 million in cash contributions to our qualified pension plans, and do not expect to make cash contributions to our pension plans during fiscal year 2016. Over the next five years, current estimates indicate that we will contribute about $136.1 million to our pension plans, based on the laws in effect for pension funding as of June 30, 2015, and subject to market returns and interest rate assumptions.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500.0 million and expires in June 2018. As of June 30, 2015, we had $7.1 million of issued letters of credit. The balance of the Credit Agreement ($492.9 million) remains available to us. As of June 30, 2015, we had total liquidity of approximately $563 million, including $70.0 million of cash and cash equivalents. From time to time during the year ended June 30, 2015 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to June 30, 2015. The weighted average daily borrowing under the Credit Agreement during the year ended June 30, 2015 was $58.8 million with daily outstanding borrowings ranging from $0.0 million to $144.7 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Over the last several years, we declared and paid quarterly cash dividends of $0.18 per share.

As of June 30, 2015, we had cash and cash equivalents of approximately $29 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term. During the year ended June 30, 2015 we repatriated cash of approximately $30 million from foreign jurisdictions that resulted in minimal tax cost.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of June 30, 2015). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2015:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	10.40 to 1.00
Consolidated debt to capital	55% (maximum)	32%
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

Net Sales and Gross Margin Excluding Surcharge Revenue

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharge revenue, to net sales as determined in accordance with U.S. GAAP.  Net sales and gross margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharge Revenue, Pension EID, Restructuring Charges and Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge, pension EID, restructuring charges and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension earnings, interest and deferrals expense, restructuring charges and special items from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets and restructuring charges and special items are not indicative of ongoing operating performance. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID, restructuring charges and special items to operating income and operating margin determined in accordance with U.S. GAAP.  Operating income and operating margin excluding surcharge revenue, pension

EID, restructuring charges and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

(in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense (Benefit)	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2015, as reported	$89.1	$30.4	$58.7	$1.11
Restructuring charges	29.1	10.2	18.9
Consulting costs	5.1	1.8	3.3
Legal settlement	(4.4)	(1.5)	(2.9)
Impact of tax law change	—	(1.6)	1.6
Year ended June 30, 2015, as adjusted	$118.9	$39.3	$79.6	$1.51

* Impact per diluted share calculated using weighted average common shares outstanding of 52.7 million.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2015	2014	2013
Net cash provided from operating activities	$282.6	$239.6	$188.5
Purchases of property, equipment and software	(170.5)	(349.2)	(310.2)
Dividends paid	(37.9)	(38.5)	(38.3)
Proceeds from disposals of plant and equipment	0.2	0.3	1.2
Proceeds from sale of equity method investment	—	—	7.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(8.4)
Free cash flow	$74.4	$(147.8)	$(159.3)

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses.  It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities, treasury stock repurchases and consistent dividend payments. Free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The following provides a reconciliation of adjusted EBITDA, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2015	2014	2013
Net income	$58.7	$132.8	$146.5
Interest expense, net	27.7	17.0	21.0
Income tax expense	30.4	63.6	70.3
Depreciation and amortization	122.3	111.9	104.1
Other income, net	(5.3)	(1.4)	(5.1)
EBITDA	$233.8	$323.9	$336.8
Net pension expense	44.5	57.9	68.8
Adjusted EBITDA	$278.3	$381.8	$405.6

Management believes that adjusted EBITDA is helpful in analyzing the operating performance of the Company. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided from operating activities or any other measure determined in accordance with U.S. GAAP.
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

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the LIFO method. We also use the FIFO and average cost methods. As of June 30, 2015 and 2014, $154.9 million and $161.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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
Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets.  The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan’s investment policies, an analysis of the historical returns of the capital markets and current interest rates.  Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets.  Return seeking assets include domestic and international equities and diversified loan funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy.  The plan discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows.  The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts.  Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities.  If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by $2.8 million.  If the discount rate was changed by 0.25 percent, the net pension expense would change by $4.0 million.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually at the reporting unit level.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated based principally upon discounted cash flow analysis.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.  The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts are developed based on assumptions about each reporting unit’s markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance. The discount rates used in the discounted cash flow are estimated based on a market participant’s perspective of each reporting unit's weighted average cost of capital.  The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption. The income tax rates used in the discounted cash flow analysis represent estimates of the long-term statutory income tax rates for each reporting unit based on the jurisdictions in which the reporting units operate.
As of June 30, 2015, we had six reporting units with goodwill recorded. Goodwill associated with our SAO segment is tested at the SAO segment level and represents 76 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes 5 reporting units with goodwill recorded.

As of June 30, 2015, the fair value of all the reporting units, with the exception of Amega West Services (“Amega”), Specialty Steel Supply (“SSS”) and Carpenter Powder Products (“Powders”), substantially exceeded the carrying value.

The Amega and SSS reporting unit’s fair value exceeded the carrying value by 9 percent and 6 percent, respectively, as of June 30, 2015. The goodwill recorded related to Amega and SSS as of June 30, 2015 was $10.4 million and $2.2 million, respectively. The Amega and SSS reporting units sell and rent materials and tools to customers involved in drilling, exploration, and production of oil and gas. Due to the recent rapid and dramatic decline in oil prices, activity levels in these reporting units have been severely impacted. The lower activity levels have impacted and are expected to impact the results of operations for these reporting units for some time. The discounted cash flow forecasts for these reporting units for purposes of the goodwill impairment testing as of June 30, 2015 includes assumptions about the expected future impacts of the reduced activity levels and assumptions related to anticipated future recovery of activity levels in the longer-term. If the duration of the low oil and gas price environment is longer than anticipated resulting in continuing lower demand or oil and gas prices decline further, we may experience further deterioration in our cash flow forecasts that may indicate goodwill in the reporting units may be impaired in future impairment tests.

The Powders reporting unit’s fair value exceeded the carrying value by 4 percent as of June 30, 2015. The goodwill recorded related to Powders as of June 30, 2015 was $3.4 million. The discounted cash flows analysis for the Powders reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and implement opportunities to reduce costs over the next several years.

For purposes of the discounted cash flow analysis for Amega, SSS and Powders reporting unit's fair value, we used a weighted average cost capital of 12 percent and a terminal growth rate assumption of 3 percent.

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment.  Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed.  Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated.  Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs.  For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 4 percent.

Income Taxes

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, or differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits (assets) or costs (liabilities) to be recognized when those temporary differences reverse. We evaluate on a quarterly basis whether, based on all available evidence, we believe that our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future realization of deferred income tax assets ultimately depends upon the existence of sufficient taxable income within the carryback or carryforward period available under tax law.

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
Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks.  The critical strategies include:  (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive loss component of stockholders’ equity.  The unrealized gains or losses are reclassified to the income statement when the hedged transaction affects earnings or if the anticipated transactions are no longer expected to occur. We use interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt.  Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of income. We have also used forward interest rate swaps to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. We evaluate all derivative instruments each quarter to determine that they are highly effective.  Any ineffectiveness is recorded in our consolidated statement of income.  We also use foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

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
Contractual Obligations

At June 30, 2015, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year
($ in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt (1)	$605.0	$—	$—	$55.0	$—	$—	$550.0
Estimated interest payments (2)	191.3	30.2	30.2	29.5	26.4	26.4	48.6
Operating leases	37.1	9.6	7.3	5.4	4.0	3.1	7.7
Pension plan contributions (3)	390.7	—	0.7	12.7	65.0	57.7	254.6
Accrued post-retirement benefits (4)	149.5	14.0	14.4	14.6	14.8	15.0	76.7
Purchase obligations (5)	117.2	117.2	—	—	—	—	—
Pension benefits (6)	32.6	3.3	3.2	3.1	3.1	3.2	16.7
Total	$1,523.4	$174.3	$55.8	$120.3	$113.3	$105.4	$954.3

(1)        Refer to Note 8 to Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

(2)       Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates. No interest payments are included for any potential borrowings under our revolving credit facility.

(3)       Pension plan contributions represent required minimum contributions for plan years beginning January 1, 2015. These amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States effective June 30, 2015. Estimated fiscal year contributions have been included through fiscal year 2026. The actual required pension contributions in future periods may be different.

(4)       Postretirement benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.  Estimated fiscal year postretirement benefit payments have been included through fiscal year 2025.

(5)       We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions.  We used June 30, 2015 raw material prices for commitments with variable pricing.

(6)        Pension benefits for certain plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.
Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined.  Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the fiscal years 2015, 2014 and 2013 the Company increased the liability for a company-owned former operating site by $0.4 million, $0.7 million and $0.3 million, respectively. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2015 and 2014 were $15.9 million and $15.5 million, respectively.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical and energy, or other influences on Carpenter's business such as new competitors, the consolidation of competitors, customers and suppliers, or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, cost savings and reductions, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading, Latrobe and Athens for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the success of restructuring actions; and (17) share repurchases are at Carpenter's discretion and could be affected by changes in Carpenter's share price, operating results, capital spending, cash flows, inventory, acquisitions, investments, tax laws and general market conditions. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

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

Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets.  Return seeking assets include domestic and international equities and diversified loan funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy.

The status of our financial instruments as of June 30, 2015 is provided in Note 15 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.  Assuming on June 30, 2015, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management concluded that, as of June 30, 2015, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Acting Chief Financial Officer

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Carpenter Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carpenter Technology Corporation and its subsidiaries at June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 25, 2015

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2015, 2014 and 2013

($ in millions, except per share data)	2015	2014	2013
NET SALES	$2,226.7	$2,173.0	$2,271.7
Cost of sales	1,908.4	1,774.1	1,838.2
Gross profit	318.3	398.9	433.5

Selling, general and administrative expenses	177.7	186.9	200.8
Restructuring charges	29.1	—	—
Operating income	111.5	212.0	232.7

Interest expense	(27.7)	(17.0)	(21.0)
Other income, net	5.3	1.4	5.1

Income before income taxes	89.1	196.4	216.8
Income tax expense	30.4	63.6	70.3

Net income	58.7	132.8	146.5

Less: net income attributable to noncontrolling interest	—	—	(0.4)

NET INCOME ATTRIBUTABLE TO CARPENTER	$58.7	$132.8	$146.1

EARNINGS PER COMMON SHARE:
Basic	$1.11	$2.48	$2.75
Diluted	$1.11	$2.47	$2.73

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52.6	53.3	52.9
Diluted	52.7	53.6	53.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years ended June 30, 2015, 2014 and 2013

($ in millions)	2015	2014	2013
Net income	$58.7	$132.8	$146.5
Other comprehensive (loss) income, net of tax
Pension and postretirement benefits (loss) gain, net of tax of $12.0, $(22.1) and $(48.3), respectively	(20.1)	36.9	80.5
Net (loss) gain on derivative instruments, net of tax of $21.7, $(29.5) and $5.3, respectively	(36.1)	49.1	(8.7)
Unrealized gain on marketable securities, net of tax of $0.0, $0.0 and $(0.2), respectively	0.1	—	0.3
Foreign currency translation	(26.9)	4.5	5.0
Other comprehensive (loss) income, net of tax	(83.0)	90.5	77.1
Comprehensive (loss) income, net of tax	(24.3)	223.3	223.6
Less: Comprehensive income attributable to the noncontrolling interest	—	—	0.7
Comprehensive (loss) income attributable to Carpenter	$(24.3)	$223.3	$222.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2015, 2014 and 2013

($ in millions)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$58.7	$132.8	146.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	122.3	111.9	104.1
Non-cash restructuring and asset impairment charges	7.6	—	—
Deferred income taxes	60.4	(9.7)	9.4
Net pension expense	44.5	57.9	68.8
Payments from qualified pension plan associated with restructuring charges	8.3	—	—
Stock-based compensation expense	10.0	11.4	13.1
Net loss on disposal of property and equipment	1.2	1.5	2.2
Changes in working capital and other:
Accounts receivable	25.4	5.6	12.6
Inventories	36.0	(37.0)	(14.9)
Other current assets	(0.3)	(5.0)	11.5
Accounts payable	(59.9)	16.8	(10.3)
Accrued liabilities	(12.1)	(21.1)	9.9
Pension plan contributions	(7.2)	(6.3)	(144.9)
Other postretirement plan contributions	(13.2)	(13.1)	(12.8)
Other, net	0.9	(6.1)	(6.7)
Net cash provided from operating activities	282.6	239.6	188.5
INVESTING ACTIVITIES
Purchases of property, equipment and software	(170.5)	(349.2)	(310.2)
Proceeds from disposals of property and equipment	0.2	0.3	1.2
Proceeds received from sale of equity method investment	—	—	7.9
Proceeds from sales and maturities of marketable securities	0.3	0.3	0.1
Net cash used for investing activities	(170.0)	(348.6)	(301.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of discounts and offering costs	—	—	297.0
Payments on long-term debt	—	—	(101.0)
Dividends paid	(37.9)	(38.5)	(38.3)
Purchases of treasury stock	(124.5)	—	—
Purchase of subsidiary shares from noncontrolling interest	—	—	(8.4)
Tax benefits on share-based compensation	0.7	2.3	3.9
Proceeds from stock options exercised	2.3	7.1	2.3
Net cash (used for) provided from financing activities	(159.4)	(29.1)	155.5
Effect of exchange rate changes on cash and cash equivalents	(3.2)	0.6	3.5
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50.0)	(137.5)	46.5
Cash and cash equivalents at beginning of year	120.0	257.5	211.0
Cash and cash equivalents at end of year	$70.0	$120.0	$257.5
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and 2014

($ in millions, except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$70.0	$120.0
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $3.4 at June 30, 2015 and 2014, respectively	304.1	339.6
Inventories	655.8	699.2
Deferred income taxes	3.3	—
Other current assets	37.2	35.7
Total current assets	1,070.4	1,194.5
Property, plant and equipment, net	1,397.0	1,407.0
Goodwill	257.4	257.7
Other intangibles, net	71.6	80.6
Other assets	109.5	117.7
Total assets	$2,905.9	$3,057.5
LIABILITIES
Current liabilities:
Accounts payable	$169.5	$278.1
Accrued liabilities	152.6	148.0
Deferred income taxes	—	4.5
Total current liabilities	322.1	430.6
Long-term debt	607.1	604.3
Accrued pension liabilities	334.1	203.4
Accrued postretirement benefits	111.2	163.2
Deferred income taxes	146.5	110.7
Other liabilities	59.0	41.0
Total liabilities	1,580.0	1,553.2

Contingencies and commitments (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,234,942 shares at June 30, 2015 and 55,161,875 shares at June 30, 2014; outstanding 50,318,244 shares at June 30, 2015 and 53,137,144 shares at June 30, 2014	276.2	275.8
Capital in excess of par value	266.6	263.5
Reinvested earnings	1,332.4	1,311.6
Common stock in treasury (4,916,698 shares and 2,024,731 shares at June 30, 2015 and 2014, respectively), at cost	(221.1)	(101.4)
Accumulated other comprehensive loss	(328.2)	(245.2)
Total equity	1,325.9	1,504.3
Total liabilities and equity	$2,905.9	$3,057.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2015, 2014 and 2013

	Carpenter Stockholders’ Equity
	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Non controlling Interest	Total Equity

Balances at June 30, 2012	$274.0	$252.7	$1,109.6	$(120.0)	$(412.5)	$9.3	$1,113.1
Net income			146.1			0.4	146.5
Pension and postretirement benefits gain, net of tax					80.5		80.5
Net loss on derivative instruments, net of tax					(8.7)		(8.7)
Purchase of subsidiary shares from noncontrolling interest		1.6				(10.0)	(8.4)
Unrealized gain on marketable securities, net of tax					0.3		0.3
Foreign currency translation					4.7	0.3	5.0
Cash Dividends:
Common @ $0.72 per share			(38.3)				(38.3)
Share-based compensation plans		(5.5)		12.5			7.0
Stock options exercised	0.6	1.7					2.3
Tax windfall on share-based compensation		3.9					3.9
Other			(0.1)				(0.1)
Balances at June 30, 2013	274.6	254.4	1,217.3	(107.5)	(335.7)	—	1,303.1
Net income			132.8				132.8
Pension and postretirement benefits gain, net of tax					36.9		36.9
Net gain on derivative instruments, net of tax					49.1		49.1
Foreign currency translation					4.5		4.5
Cash Dividends:
Common @ $0.72 per share			(38.5)				(38.5)
Share-based compensation plans		0.9		6.1			7.0
Stock options exercised	1.2	5.9					7.1
Tax windfall on share-based compensation		2.3					2.3
Balances at June 30, 2014	275.8	263.5	1,311.6	(101.4)	(245.2)	—	1,504.3
Net income			58.7				58.7
Pension and postretirement benefits loss, net of tax					(20.1)		(20.1)
Net loss on derivative instruments, net of tax					(36.1)		(36.1)
Unrealized gain on marketable securities, net of tax					0.1		0.1
Foreign currency translation					(26.9)		(26.9)
Cash Dividends:
Common @ $0.72 per share			(37.9)				(37.9)
Purchases of treasury stock				(124.5)			(124.5)
Share-based compensation plans		2.1		4.8			6.9
Stock options exercised	0.4	1.9					2.3
Tax shortfall on share-based compensation		(0.9)					(0.9)
Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$—	$1,325.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2015, 2014 and 2013

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2012	54,809,735	(2,396,768)	52,412,967
Stock options exercised	115,600	—	115,600
Share-based compensation plans	—	244,493	244,493
Balances at June 30, 2013	54,925,335	(2,152,275)	52,773,060
Stock options exercised	236,540	—	236,540
Share-based compensation plans	—	127,544	127,544
Balances at June 30, 2014	55,161,875	(2,024,731)	53,137,144
Purchases of treasury stock	—	(2,995,272)	(2,995,272)
Stock options exercised	73,067	—	73,067
Share-based compensation plans	—	103,305	103,305
Balances at June 30, 2015	55,234,942	(4,916,698)	50,318,244

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.  Investments in companies in which the Company exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for by the equity method of accounting and the Company’s share of their income or loss is included in other income, net in the consolidated statements of income. In November 2012, the Company dissolved its strategic partnership with Sandvik Materials Technology (“Sandvik”). Prior to the dissolution of the strategic partnership, the Company owned a 40 percent interest in Sandvik Powdermet AB, which the Company accounted for as an equity method investment. In addition, Sandvik owned a 40 percent interest in Carpenter Powder Products AB which has historically been reported as a noncontrolling interest.  Prior to November 2012, the financial results of Carpenter Powder Products AB were consolidated into the Company’s operating results and financial position, with the 40 percent interest of the noncontrolling partner recognized in the consolidated statement of income as net income attributable to noncontrolling interest and as equity attributable to the noncontrolling interest within total equity.

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $27.4 million, $28.3 million and $26.4 million for the years ended June 30, 2015, 2014 and 2013 respectively, is recognized when title and risk of loss has transferred to the customer, which generally occurs upon shipment or delivery of the product based on the applicable shipping terms. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of income.

Research and Development

Research and development expenditures, which amounted to $18.7 million, $18.5 million and $19.4 million in fiscal years 2015, 2014 and 2013, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of income.  The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses.  Substantially all development costs are related to developing new products or designing significant improvements to existing products.

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

Inventories

Inventories are valued at the lower of cost or market.  Cost for inventories is principally determined by the LIFO method.  The Company also uses the FIFO and average cost methods. As of June 30, 2015 and 2014, $154.9 million and $161.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment and Depreciation

Fixed assets are stated at historical cost less accumulated depreciation.  Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets.  Depreciation for income tax purposes is computed using accelerated methods.  Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are generally included in cost of goods sold in the consolidated statement of income.

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheet, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives ranging principally from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $6.1 million, $6.4 million and $6.8 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Goodwill

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is annually tested for impairment (in the fourth quarter), or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired.  Such events or circumstances include a decline in general economic conditions, adverse changes in the industry and markets, poor financial performance effecting earnings and cash flows and a trend of negative or declining cash flows over multiple periods. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated using discounted cash flows and the use of market multiples valuation techniques. These valuation techniques require the use of estimates and assumptions related to projected operating results, capital expenditures and working capital levels as well as the cost of capital. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment.  Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed.  Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated.  Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs.  For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 4 percent.  The liabilities, net of present value discount, for this former operating site were $10.8 million and $10.4 million, respectively, as of June 30, 2015 and 2014.

Derivative Financial Instruments

All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or other comprehensive income.  The Company enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments or assets and liabilities denominated in foreign currencies.  In addition, the Company utilizes interest rate swaps to convert fixed rate debt to floating rate.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At least quarterly, the Company determines hedge effectiveness utilizing regression analysis for measuring the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portion of hedges are immediately recorded in the consolidated statement of income. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative instrument are recorded in the consolidated statement of income.

Foreign Currency Translation

Assets and liabilities of most international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year.  The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive (loss) income until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other income, net in the consolidated statement of income.

Income Taxes

Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company’s assets and liabilities.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Significant judgments, estimates and assumptions are required in determining tax return reporting positions and in calculating provisions for income tax, which are based on interpretations of tax regulations and accounting pronouncements. Liabilities are established for uncertain tax positions when it is more likely than not that such positions, if challenged, would not be sustained upon review by taxing authorities. These liabilities are re-evaluated as tax regulations and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2015, 2014 and 2013, no customer accounted for 10 percent or more of total net sales. Approximately 17 percent of accounts receivable outstanding at June 30, 2015 are due from one customer. No single customer was greater than 10 percent of accounts receivable as of June 30, 2014.

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

During the year ended June 30, 2015, the Company initiated restructuring actions to reduce overhead costs and position the Company to drive long-term, profitable growth. Activities undertaken in connection with the restructuring plan are expected to be substantially complete by the end of the first quarter of fiscal year 2016.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restructuring charges for fiscal year 2015 amounted to $29.1 million before taxes. The components of the restructuring charges for the years ended June 30, 2015, 2014 and 2013 were as follows:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Personnel-related costs	$12.7	$—	$—
Site closure costs	3.0	—	—
Material development program exit costs	13.4	—	—
	$29.1	$—	$—

The personnel-related costs of severance payments, medical coverage and related items during the year ended June 30, 2015 include $2.5 million cash payments, $2.3 million accrued expenses to be paid in fiscal year 2016, $8.3 million payments from the Company's qualified pension plan and $0.4 million of non-cash forfeiture income related to stock-based compensation.

The material development program exit costs during the year ended June 30, 2015 include an $8.0 million cash payment to exit a licensing agreement and non-cash asset impairment charges totaling $5.4 million.

The site closure costs during the year ended June 30, 2015 consist of $0.4 million cash payments and $2.6 million non-cash write-downs of inventory, property and equipment and related items.

Activity and reserve balances for restructuring charges at June 30, 2015 and 2014 were as follows:

($ in millions)	Reserve Balance
Reserve balance at June 30, 2014	$—
Restructuring charges	29.1
Cash payments	(10.9)
Payments from qualified pension plan associated with restructuring charges	(8.3)
Non-cash asset impairment charges and other	(7.6)
Reserve balance at June 30, 2015	$2.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.                                      Earnings per Common Share

The calculations of basic and diluted earnings from continuing operations per common share for the years ended June 30, 2015, 2014 and 2013 were as follows:

	Years Ended June 30,
($ in millions, except per share data)	2015	2014	2013
Net income attributable to Carpenter	$58.7	$132.8	$146.1
Less: earnings and dividends allocated to participating securities	(0.1)	(0.4)	(0.8)

Earnings available for Carpenter common shareholders used in calculation of basic earnings per share	$58.6	$132.4	$145.3

Weighted average number of common shares outstanding, basic	52.6	53.3	52.9

Basic earnings per common share	$1.11	$2.48	$2.75

Net income attributable to Carpenter	$58.7	$132.8	$146.1
Less: earnings and dividends allocated to participating securities	(0.1)	(0.4)	(0.8)

Earnings available for Carpenter common shareholders used in calculation of diluted earnings per share	$58.6	$132.4	$145.3

Weighted average number of common shares outstanding, basic	52.6	53.3	52.9
Effect of shares issuable under share-based compensation plans	0.1	0.3	0.3

Weighted average number of common shares outstanding, diluted	52.7	53.6	53.2

Diluted earnings per common share	$1.11	$2.47	$2.73

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2015	2014	2013
Stock options	0.8	0.1	0.4
4.                                      Inventories

Inventories consisted of the following components at June 30, 2015 and 2014:

	June 30,
($ in millions)	2015	2014
Raw materials and supplies	$121.7	$122.3
Work in process	346.1	393.9
Finished and purchased products	188.0	183.0
Total inventory	$655.8	$699.2

If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $196.6 million and $195.7 million higher as of June 30, 2015 and 2014, respectively.  Current cost of LIFO-valued inventories was $697.5 million at June 30, 2015 and $733.7 million at June 30, 2014.  The reductions in LIFO-valued inventories increased

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost of sales by $1.6 million during fiscal year 2015 and $0.0 million during fiscal year 2014 and decreased cost of sales by $2.1 million during fiscal year 2013.
5.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following components at June 30, 2015 and 2014:

	June 30,
($ in millions)	2015	2014
Land	$28.8	$27.1
Buildings and building equipment	442.9	451.3
Machinery and equipment	2,035.1	1,956.1
Construction in progress	90.0	79.1
Total at cost	2,596.8	2,513.6
Less: accumulated depreciation and amortization	1,199.8	1,106.6
Total property, plant, and equipment	$1,397.0	$1,407.0

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation for the years ended June 30, 2015, 2014 and 2013 was $107.2 million, $93.3 million and $85.1 million, respectively.
6.                                      Goodwill and Other Intangible Assets, Net

Goodwill

The Company has conducted its annual goodwill impairment as of June 30, 2015 and June 30, 2014, and as a result, the Company has determined there was no goodwill impairment.

The changes in the carrying amount of goodwill by reportable segment for fiscal years 2015 and 2014 were as follows:

($ in millions)	June 30, 2013	Other	June 30, 2014	Other	June 30, 2015
Goodwill	$292.4	$—	$292.4	$(0.3)	$292.1
Accumulated impairment losses	(34.7)	—	(34.7)	—	(34.7)
Total goodwill	$257.7	$—	$257.7	$(0.3)	$257.4

Specialty Alloys Operations	$195.5	$—	$195.5	$—	$195.5
Performance Engineered Products	62.2	—	62.2	(0.3)	61.9
Total goodwill	$257.7	$—	$257.7	$(0.3)	$257.4

The amounts included in “other” in the above table represent foreign exchange impacts on the amounts recorded in goodwill.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets, Net

		June 30, 2015			June 30, 2014
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	2.5 - 30	$42.0	$(29.0)	$13.0	$42.0	$(27.2)	$14.8
Customer relationships	5 - 15	78.2	(21.3)	56.9	78.2	(15.2)	63.0
Non-compete agreements	6.5	5.4	(3.7)	1.7	5.4	(2.9)	2.5
Contracts	2.9	1.5	(1.5)	—	1.5	(1.2)	0.3
Total		$127.1	$(55.5)	$71.6	$127.1	$(46.5)	$80.6

The Company recorded $9.0 million of amortization expense related to intangible assets during fiscal year 2015, $12.2 million during fiscal year 2014 and $12.2 million during fiscal year 2013. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $7.4 million in fiscal year 2016, $6.8 million in fiscal year 2017, $6.0 million in fiscal year 2018, $6.0 million in fiscal year 2019 and $6.0 million in fiscal year 2020.
7.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2015 and 2014:

	June 30,
($ in millions)	2015	2014
Accrued compensation and benefits	$44.3	$49.8
Derivative financial instruments	32.7	4.7
Accrued postretirement benefits	14.0	15.5
Accrued interest expense	11.2	11.2
Accrued income taxes	8.7	8.4
Deferred revenue	8.6	7.5
Accrued pension liabilities	3.3	19.3
Other	29.8	31.6
Total accrued liabilities	$152.6	$148.0

8.    Debt

On February 26, 2013, the Company completed an offering and sale of $300.0 million in aggregate principal amount of its 4.45% Senior Notes due 2023 (the “Notes”). The Notes accrue interest at the rate of 4.45% per annum, with interest payable in cash semi-annually in arrears on each March 1 and September 1, commencing September 1, 2013. The Notes will mature on March 1, 2023. The Notes are senior unsecured indebtedness of the Company, ranking equally in right of payment with all existing and future senior unsecured indebtedness and senior to future subordinated indebtedness. During the fiscal year ended June 30, 2013, the Company recorded a discount of $0.4 million and capitalized $2.6 million of debt issue costs paid in connection with the Notes.

The Company entered into $500.0 million syndicated credit facility (“Credit Agreement”) that extends to June 2018. During the fiscal year ended June 30, 2013, the Company capitalized $0.8 million of debt issue costs paid in connection with the Credit Agreement. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of June 30, 2015), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of June 30, 2015). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.15% as of June 30, 2015), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of June 30, 2015), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2015, the Company had $7.1 million of issued letters of credit under the Credit Agreement, with the balance of $492.9 million available to the Company.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of June 30, 2015 and 2014 consisted of the following:

	June 30,
($ in millions)	2015	2014
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at June 30, 2015 and 2014)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at June 30, 2015 and 2014)	252.5	249.7
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at June 30, 2015 and 2014)	299.6	299.6
Total	607.1	604.3
Less amounts due within one year	—	—
Long-term debt, net of current portion	$607.1	$604.3

Aggregate maturities of long-term debt for the five years subsequent to June 30, 2015, are $0.0 million in fiscal year 2016 and 2017, $55.0 million in 2018, $0.0 million in 2019 and 2020 and $550.0 million thereafter.

For the years ended June 30, 2015, 2014 and 2013, interest costs totaled $30.4 million, $32.1 million and $27.8 million, respectively, of which $2.7 million, $15.1 million and $6.8 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

9.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary. Effective January 1, 2012, new employees are not eligible to participate in the Company’s largest defined benefit pension plan.

The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Benefit payments are currently paid from corporate assets.  Plan assets are maintained in a Voluntary Employee Benefit Association Trust (“VEBA”).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,247.0	$1,186.7	$285.2	$259.8
Service cost	32.2	32.1	4.4	4.0
Interest cost	54.1	57.5	11.8	12.5
Benefits paid	(81.3)	(81.0)	(13.8)	(13.5)
Actuarial loss	61.2	53.2	2.7	22.4
Plan settlements	—	(0.2)	—	—
Special termination benefits	8.3	—	—	—
Curtailment gain	—	—	(1.6)	—
Plan amendments	1.6	(1.3)	(51.9)	—
Projected benefit obligation at end of year	$1,323.1	$1,247.0	$236.8	$285.2
Change in plan assets:
Fair value of plan assets at beginning of year	$1,024.4	$930.2	$106.5	$93.2
Actual return	32.2	165.7	5.4	13.7
Benefits paid	(81.3)	(81.0)	(13.8)	(13.5)
Contributions	10.5	9.8	13.5	13.1
Plan settlements	—	(0.3)	—	—
Fair value of plan assets at end of year	$985.8	$1,024.4	$111.6	$106.5
Funded status of the plans	$(337.3)	$(222.6)	$(125.2)	$(178.7)

Amounts recognized in the consolidated balance sheets:
Other assets - noncurrent	$0.1	$0.1	$—	$—
Accrued liabilities - current	(3.3)	(19.3)	(14.0)	(15.5)
Accrued pension liabilities - noncurrent	(334.1)	(203.4)	—	—
Accrued postretirement benefits - noncurrent	—	—	(111.2)	(163.2)
	$(337.3)	$(222.6)	$(125.2)	$(178.7)

	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$422.3	$341.2	$52.3	$50.8
Prior service cost (credit)	2.4	1.0	(51.8)	—
Total	$424.7	$342.2	$0.5	$50.8
Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of:
Net actuarial loss (gain)	$97.8	$(49.4)	$3.6	$15.1
Amortization of accumulated net actuarial loss	(16.7)	(21.8)	(2.0)	(1.2)
Prior service cost (credit)	1.6	(1.3)	(51.9)	—
Amortization of prior service (cost) benefit	(0.3)	(0.5)	—	0.1
Total, before tax effect	$82.4	$(73.0)	$(50.3)	$14.0
Additional information:
Accumulated benefit obligation for all pension plans	$1,253.5	$1,154.0	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2015 and 2014:

	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Projected benefit obligation	$1,323.0	$1,246.9	$236.8	$285.2
Fair value of plan assets	$985.6	$1,024.2	$111.6	$106.5

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2015 and 2014:

	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Accumulated benefit obligation	$1,253.4	$1,153.9	$236.8	$285.2
Fair value of plan assets	$985.6	$1,024.2	$111.6	$106.5

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2015, 2014 and 2013 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2015	2014	2013	2015	2014	2013
Service cost	$32.2	$32.1	$32.5	$4.4	$4.0	$4.4
Interest cost	54.1	57.5	53.0	11.8	12.5	12.2
Expected return on plan assets	(68.8)	(62.9)	(54.8)	(6.6)	(6.5)	(6.4)
Amortization of net loss	16.7	21.8	28.1	2.0	1.2	3.2
Amortization of prior service cost (benefit)	0.3	0.5	0.7	—	(0.1)	(4.1)
Curtailment gain	—	—	—	(1.6)	—	—
Net periodic benefit costs	$34.5	$49.0	$59.5	$10.0	$11.1	$9.3

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

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Discount rate	4.50%	4.47%	4.40%	4.27%
Rate of compensation increase	3.52%	3.57%	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
	Pension Plans			Other Postretirement Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.48%	5.00%	4.50%	4.26%	4.95%	4.50%
Expected long-term rate of return on plan assets	6.92%	7.00%	7.00%	6.25%	7.00%	7.50%
Long-term rate of compensation increase	3.52%	3.57%	3.67%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2015	2014
Assumed health care cost trend rate	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.5 million and increase the postretirement benefit obligation by $3.8 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.5 million and decrease the postretirement benefit obligation by $3.4 million.

Net pension expense, which we define to include the net periodic benefit costs of both the pension and other postretirement plans, is estimated to be $53.6 million for the year ended June 30, 2016, comprised of $50.8 million of net periodic benefit costs for pension plans and $2.8 million of net periodic benefit costs for other postretirement benefit plans. The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefit costs for pension plans for the year ended June 30, 2016 were 4.50 percent and 6.25 - 7.00 percent, respectively.  The discount rate and expected long-term rate of return on plan assets used to calculate the net periodic benefits costs for other postretirement benefit plans for the year ended June 30, 2016 were 4.50 percent and 6.25 percent, respectively.

Amounts in other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2016 are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost	$0.4	$(6.5)	$(6.1)
Amortization of net actuarial loss	27.4	2.6	30.0
Amortization of accumulated other comprehensive loss	$27.8	$(3.9)	$23.9

The Company’s U.S. pension plans’ weighted-average asset allocations at June 30, 2015 and 2014, by asset category are as follows:

	2015	2014
Equity securities	57.5%	55.1%
Fixed income securities	42.4	44.2
Cash and cash equivalents	0.1	0.7
Total	100.0%	100.0%

The Company’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Plan Committee.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets.  Return seeking assets include domestic and international equities and diversified loan funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy.  The assets related to the Company’s other postretirement benefit plans were invested approximately 68 percent U.S. equities and 32 percent fixed income securities as of June 30, 2015.  Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company’s pension plan assets as of June 30, 2015 and 2014, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2015			June 30, 2014
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$—	$14.9	$14.9	$—	$15.3	$15.3
Domestic and international equities	158.9	—	158.9	142.1	—	142.1
Commingled funds	58.6	334.9	393.5	64.7	341.4	406.1
Limited partnerships	—	38.4	38.4	—	52.0	52.0
Government agency bonds	2.2	141.3	143.5	4.8	129.8	134.6
Corporate bonds	—	225.8	225.8	—	248.1	248.1
Mutual funds	1.5	—	1.5	2.9	—	2.9
Mortgage/asset backed securities and other	—	9.3	9.3	—	23.3	23.3
	$221.2	$764.6	$985.8	$214.5	$809.9	$1,024.4

The fair values of the Company’s other postretirement benefit plans as of June 30, 2015 and 2014, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2015			June 30, 2014
	Fair Value Measurements Using Input Type			Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commingled fund	$—	$63.1	$63.1	$—	$61.2	$61.2
Short-term investments	—	21.6	21.6	—	17.2	17.2
Government agency bonds	—	16.0	16.0	—	18.6	18.6
Corporate bonds and other	—	8.6	8.6	—	6.8	6.8
Mortgage backed securities	—	2.3	2.3	—	2.7	2.7
	$—	$111.6	$111.6	$—	$106.5	$106.5

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments in domestic and international equities are generally valued at the closing price reported on the active market on which they are traded. Commingled funds and limited partnerships are valued based on the net asset value (“NAV”) established for the fund at each valuation date. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units/shares outstanding. Corporate and government agency bonds and other fixed income securities are valued using closing bid prices on an active market when possible, otherwise using evaluated bid prices.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows — Employer Contributions

The Company made contributions to the qualified US pension plans of $7.2 million, $6.3 million and $144.9 million during fiscal years 2015, 2014 and 2013, respectively. The Company currently expects to make no pension contributions to the qualified defined benefit pension plans during fiscal year 2016.  During the years ended June 30, 2015, 2014 and 2013, the Company made contributions of $3.3 million, $3.2 million and $3.3 million to other non-qualified pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.  Pension benefits are currently paid from plan assets and other benefits are currently paid from corporate assets.

($ in millions)	Pension Benefits	Other Benefits
2016	$73.6	$14.0
2017	$74.5	$14.4
2018	$76.0	$14.6
2019	$78.3	$14.8
2020	$80.5	$15.0
2021-2024	$425.8	$76.7

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees.  Company contributions to the plan were $12.0 million in fiscal year 2015, $10.6 million in fiscal year 2014 and $8.9 million in fiscal year 2013.

10.    Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company's operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined.  Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During fiscal years 2015, 2014 and 2013 the Company increased the liability for a company-owned former operating site by $0.4 million, $0.7 million and $0.3 million, respectively. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2015 and 2014 were $15.9 million and $15.5 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business.  The commitments include both fixed and variable price provisions.  Raw material prices as of June 30, 2015 were used for commitments with variable pricing.  The purchase commitments covered by these agreements aggregate to $117.2 million as of June 30, 2015, all of which relates to fiscal year 2016.

11.    Share Repurchase Program

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $500.0 million of the Company’s outstanding common stock over two years. The shares may be repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and market price of the stock. The share repurchase program may be discontinued at any time. During the year ended June 30, 2015, the Company purchased 2,995,272 of its common stock on the open market for an aggregate of $124.5 million.
12.                               Operating Leases

The Company leases certain facilities and equipment under operating leases.  Total rent expense was $12.0 million, $12.8 million and $12.3 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2015 are: $9.6 million in fiscal year 2016, $7.3 million in fiscal year 2017, $5.4 million in fiscal year 2018, $4.0 million in fiscal year 2019, $3.1 million in fiscal year 2020 and $7.7 million thereafter.
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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2015	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Marketable securities		+C5
Municipal auction rate securities	$5.0	$5.0
Derivative financial instruments	4.4	4.4
Total assets	$9.4	$9.4
Liabilities:
Derivative financial instruments	$53.5	$53.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$5.2	$5.2
Derivative financial instruments	20.4	20.4
Total assets	$25.6	$25.6
Liabilities:
Derivative financial instruments	$10.9	$10.9

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

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States of America.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2015		June 30, 2014
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$607.1	$628.6	$604.3	$638.7
Company-owned life insurance	$13.0	$13.0	$16.2	$16.2

The carrying amount of company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of June 30, 2015 and June 30, 2014 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.
14.                               Share-Based Compensation

The Company has two share-based compensation plans: the 1993 Plan covering officers and key employees and the Director’s Plan covering non-employee directors.  The Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is recognized over the requisite service period of the award, which is generally the shorter of the vesting period that the holder is required to provide service, or the period from the grant date to the date on which the employee is eligible to retire. Upon retirement, as defined in the Company’s share-based compensation plans, outstanding awards are subject to certain accelerated vesting terms.

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $10.0 million, $11.4 million and $13.1 million for the years ended June 30, 2015, 2014 and 2013, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1993 Plan

The 1993 plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant.  The 1993 plan provides the Chief Executive Officer with limited authority to grant awards.  As of June 30, 2015, 1,549,511 shares were available for awards which may be granted under this plan.

Director’s Plan

The Director’s plan provides for the granting of stock options and stock units to non-employee Directors. As of June 30, 2015, 693,116 shares were reserved for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2015, 2014 and 2013 were estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2015	2014	2013
Expected volatility	36%	49%	55%
Dividend yield	1.6%	1.3%	1.5%
Risk-free interest rate	1.4%	1.4%	0.7%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2012	1,022,606	$33.54
Granted	198,904	48.60
Exercised	(115,600)	19.82
Cancelled	(17,182)	48.42
Outstanding at June 30, 2013	1,088,728	37.51
Granted	243,292	54.65
Exercised	(236,540)	30.19
Cancelled	(31,585)	49.83
Outstanding at June 30, 2014	1,063,895	42.69
Granted	702,411	48.28
Exercised	(73,067)	31.53
Cancelled	(185,361)	52.67
Outstanding at June 30, 2015	1,507,878	$44.61	7.1 years	$4.5

Exercisable at June 30, 2015	979,538	$41.44	6.2 years	$4.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2015	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
$5.00 - $20.00	72,412	4.1	$17.29	72,412	$17.29
$20.01 - $30.00	162,371	3.9	22.72	162,371	22.72
$30.01 - $40.00	93,736	5.1	34.55	93,736	34.55
$40.01 - $50.00	403,380	7.9	43.18	258,272	43.55
$50.01 - $63.54	775,979	7.8	53.70	392,747	53.89
	1,507,878		$44.61	979,538	$41.44

The weighted average grant date fair value of options awarded during fiscal years 2015, 2014 and 2013 was $11.78, $21.31 and $20.37, respectively. Share-based compensation charged against income related to stock options for the years ended June 30, 2015, 2014 and 2013 was $6.8 million, $3.5 million and $3.4 million, respectively. As of June 30, 2015, $2.7 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 1.2 years.

Of the options outstanding at June 30, 2015, 1,262,872 relate to the 1993 plan and 245,006 relate to the Directors’ Plan.

Restricted Stock Unit Awards (1993 Plan)

Restricted stock unit awards are granted to employees with performance and/or service conditions. Earned restricted stock unit awards receive non-forfeitable cash dividends during the restriction period. The fair value of the restricted stock unit awards is determined based on the close price of the Company’s stock on the grant date.

Performance-based restricted stock unit awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. These shares typically vest zero to two years from the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period.

Time-based restricted stock unit awards typically vest three years from the date of grant. Compensation cost related to time-based stock unit awards is recognized over the vesting period of the award.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts charged to compensation expense for restricted stock unit awards was $1.3 million, $2.8 million and $4.8 million for the years end June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, $1.2 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.3 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Balance at June 30, 2012	419,331	$35.71
Time-based granted	22,838	50.15
Performance-based granted	41,816	47.85
Vested	(254,967)	31.39
Forfeited	(13,603)	51.85
Restricted Balance at June 30, 2013	215,415	43.75
Time-based granted	14,086	52.58
Performance-based granted	20,794	48.85
Vested	(120,117)	43.96
Forfeited	(16,615)	48.02
Restricted Balance at June 30, 2014	113,563	44.99
Time-based granted	97,168	42.65
Performance-based granted	895	54.37
Vested	(76,214)	42.04
Forfeited	(8,003)	48.94
Restricted Balance at June 30, 2015	127,409	$45.09

Total Stockholder Return Awards

The Company granted Total Stockholder Return (“TSR”) awards in fiscal years 2015, 2014 and 2013. The TSR awards are granted at a target number of shares.  The fiscal year 2013 TSR awards are earned based on the Company’s total stockholder return compared to the total stockholder returns of a group of peer companies at the end of a three-year period. Beginning with fiscal year 2014, TSR awards are earned based on the Company’s total stockholder return compared to the total stockholder returns of the Russell Materials and Processing Growth Index at the end of a three-year period. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost related to TSR awards recognized in fiscal years 2015, 2014 and 2013 was $0.8 million, $3.9 million and $3.7 million, respectively.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	221,410	$27.10
Granted	21,710	53.53
Dividend equivalents	3,399	—
Outstanding at June 30, 2013	246,519	30.06
Granted	19,770	59.47
Dividend equivalents	3,026	—
Outstanding at June 30, 2014	269,315	32.25
Granted	24,668	42.80
Distributed	(11,296)	31.79
Dividend equivalents	4,749	—
Outstanding at June 30, 2015	287,436	$35.48

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year and amounted to $1.1 million, $1.2 million and $1.2 million for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.
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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2015, the Company had forward contracts to purchase 27.7 million pounds of certain raw materials with settlement dates through June 2019.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For the years ended June 30, 2015 and 2014, net gains of $0.3 million and $0.3 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

Cash Flow Hedging — Foreign currency forward contracts: The Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2015, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2015 and 2014, the total notional amount of floating interest rate contracts were $150.0 million and $0.0 million, respectively. For the years ended June 30, 2015, 2014 and 2013, net gains of $2.9 million, $0.0 million and $1.4 million, respectively, were recorded as a reduction to interest expense.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2015 and 2014:

June 30, 2015 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.5	$0.2	$—	$1.7
Other assets	2.7	—	—	2.7
Total asset derivatives	$4.2	$0.2	$—	$4.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$32.7	$32.7
Other liabilities	—	—	20.8	20.8
Total liability derivatives	$—	$—	$53.5	$53.5

June 30, 2014 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$11.3	$11.3
Other assets	—	—	9.1	9.1
Total asset derivatives	$—	$—	$20.4	$20.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.4	$4.3	$4.7
Other liabilities	—	0.2	6.0	6.2
Total liability derivatives	$—	$0.6	$10.3	$10.9

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $7.7 million and total liability derivatives would have been $56.8 million as of June 30, 2015.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2015 the Company had no cash collateral held by counterparties.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur.  The following is a summary of the (loss) gains related to cash flow hedges recognized during the years ended June 30, 2015, 2014 and 2013:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion) Years Ended June 30,
($ in millions)	2015	2014	2013
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(76.3)	$59.3	$(43.2)
Foreign exchange contracts	2.6	(1.6)	1.9
Forward interest rate swaps	—	—	2.7
Total	$(73.7)	$57.7	$(38.6)

	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion) Years Ended June 30,
($ in millions)	(Effective Portion)	2015	2014	2013
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(18.5)	$(20.5)	$(24.9)
Foreign exchange contracts	Net sales	2.3	(0.8)	0.1
Forward interest rate swaps	Interest expense	0.4	0.4	0.2
Total		$(15.8)	$(20.9)	$(24.6)

	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income (Ineffective Portion) Years Ended June 30,
($ in millions)	(Ineffective Portion)	2015	2014	2013
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(2.2)	$(0.3)	$—
Foreign exchange contracts	Net sales	—	—	—
Forward interest rate swaps	Interest expense	—	—	—
Total		$(2.2)	$(0.3)	$—

The Company estimates that $27.7 million of net derivative losses included in AOCI as of June 30, 2015 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2015.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in AOCI associated with derivative hedging activities during the years ended June 30, 2015, 2014 and 2013 were as follows:

($ in millions)	2015	2014	2013
Balance, beginning	$7.6	$(41.5)	$(32.8)
Current period changes in fair value, net of tax	(46.0)	36.0	(24.2)
Reclassification to earnings, net of tax	9.9	13.1	15.5
Balance, ending	$(28.5)	$7.6	$(41.5)

16.    Income Taxes

Income before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Domestic	$64.3	$178.6	$198.0
Foreign	24.8	17.8	18.8
Income before income taxes	$89.1	$196.4	$216.8

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Current:
Federal	$(39.3)	$61.3	$49.7
State	1.2	6.5	5.9
Foreign	8.1	5.5	5.3
Total current	(30.0)	73.3	60.9
Deferred:
Federal	60.2	(8.0)	7.8
State	0.1	(1.4)	2.5
Foreign	0.1	(0.3)	(0.9)
Total deferred	60.4	(9.7)	9.4
Total income tax expense	$30.4	$63.6	$70.3

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rates:

	Years Ended June 30,
(% of pre-tax income)	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.5	2.0
Domestic manufacturing deduction	(2.7)	(3.5)	(2.7)
Prior year impact of Tax Increase Prevention Act	1.7	—	—
Other, net	(2.1)	(1.6)	(1.9)
Effective income tax rate	34.1%	32.4%	32.4%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases.  The significant components of deferred tax assets and liabilities that are recorded in the consolidated

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheet are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2015, the Company had state net operating loss carryforwards of $321.7 million expiring between 2016 and 2035. Based on current year and forecasted taxable state income, we determined that it was appropriate to reverse a portion of the valuation allowance in fiscal year 2015. A tax benefit was recognized through the reduction of the valuation allowance in the amount of $0.3 million in fiscal year 2015.  A significant portion of the state net operating loss carryforwards are subject to an annual limitation that under current law is likely to limit future tax benefits to approximately $5 million.

	June 30,
($ in millions)	2015	2014
Deferred tax assets:
Pensions	$125.1	$82.7
Postretirement provisions	48.9	66.9
Net operating loss carryforwards	20.3	20.6
Derivatives and hedging activities	18.5	—
Other	32.6	35.0
Gross deferred tax assets	245.4	205.2
Valuation allowances	(17.5)	(17.8)
Net deferred tax assets	227.9	187.4
Deferred tax liabilities:
Depreciation	(321.2)	(232.3)
Intangible assets	(26.1)	(37.5)
Inventories	(17.6)	(28.8)
Other	(6.2)	(4.0)
Total deferred tax liabilities	(371.1)	(302.6)
Deferred tax liabilities	$(143.2)	$(115.2)

As of June 30, 2015, the Company had $118.5 million of indefinitely reinvested foreign earnings for which we have not provided deferred income taxes. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes in various foreign tax jurisdictions. It is not practical to calculate these taxes due to the complex and hypothetical nature of the calculations. Due to the authorization of the $500.0 million share repurchase program in October 2014, we changed our intent with regard to the indefinite reinvestment of a portion of the foreign earnings of one of our foreign subsidiaries for fiscal year 2014 and prior years. As a result of this change, we repatriated approximately $38 million during the third quarter of fiscal year 2015 with minimal tax cost.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Balance, beginning	$—	$1.4	$2.3
Additions based on tax positions of prior years	—	—	0.6
Reductions as a result of a lapse of statute of limitations	—	(1.1)	(1.3)
Reductions based on tax positions of prior year	—	(0.1)	(0.2)
Reductions as a result of settlements with taxing authorities	—	(0.2)	—
Balance, ending	$—	$—	$1.4

The liability for unrecognized tax benefits was $0.0 million at June 30, 2015 and June 30, 2014 and $1.4 million at June 30, 2013. It is reasonably possible that the amount of the unrecognized tax benefits will change within the next twelve months; however, any such changes are not expected to have a significant impact on the Company’s consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. The Company’s income tax expense included net benefits of $0.0 million, $0.6 million and $0.3 million related to interest and penalties for the years ended June 30, 2015, 2014 and 2013, respectively.  In addition, no amounts were included in accrued income taxes for interest and penalties in the consolidated balance sheets as of June 30, 2015 and 2014.

All years prior to fiscal year 2012 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.
17.                               Other Income, Net

Other income, net consists of the following:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Interest income	$0.1	$0.2	$0.3
Equity in earnings of unconsolidated subsidiaries	0.1	0.6	1.3
Unrealized gains on company owned life insurance contracts and investments held in rabbi trusts	0.3	2.1	3.4
Foreign Exchange	0.4	(1.5)	—
Other	4.4	—	0.1
Total other income, net	$5.3	$1.4	$5.1

18.                               Superalloy Powders Technical Assistance and Powder Supply Agreements

On September 30, 2013, the Company entered into a multi-level agreement with United Technologies Corporation (“UTC”) through its Pratt & Whitney Division, which includes a technical assistance agreement and a long-term powder supply agreement. The technical assistance agreement provides for the licensing of technology associated with the production of superalloy powders. As a result of the agreements, the Company began construction of a superalloy powder facility at an estimated cost of $30 million. Once the facility is qualified by UTC, the Company will supply UTC with superalloy powder for up to 20 years. The powder supply agreement provides for minimum guaranteed purchase quantities of specified materials for a period of 12 years.

According to the terms of the technology licensing agreement, the Company paid a $13.0 million up-front license fee in equal quarterly installments beginning on December 15, 2013.  This amount has been capitalized and will be amortized as a reduction to revenue over the term of the minimum guarantee period of 12 years. As of June 30, 2015 and 2014, the $13.0 million upfront license fee is included in other assets.
19.    Segment Information, Geographic and Product Data

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

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the Specialty Steel Supply business, the Latrobe and Mexico distribution business. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

The Company's executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also excluded are items that management considers not representative of ongoing operations, such as restructuring related charges, and other specifically-identified income or expense items.

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments.  The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included under the heading “Pension earnings, interest and deferrals.”

On a consolidated basis, no single customer accounted for 10 percent or more of the Company’s net sales for the years ended June 30, 2015, 2014 and 2013.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Years Ended June 30,
($ in millions)	2015	2014	2013
Net Sales:
Specialty Alloys Operations	$1,796.6	$1,741.6	$1,823.5
Performance Engineered Products	497.7	498.6	520.1
Intersegment	(67.6)	(67.2)	(71.9)
Consolidated net sales	$2,226.7	$2,173.0	$2,271.7

	Years Ended June 30,
($ in millions)	2015	2014	2013
Operating Income:
Specialty Alloys Operations	$155.2	$232.7	$268.5
Performance Engineered Products	39.1	45.5	45.2
Corporate costs (including restructuring charges)	(72.0)	(43.8)	(47.7)
Pension EID	(9.4)	(21.8)	(31.9)
Intersegment	(1.4)	(0.6)	(1.4)
Consolidated operating income	$111.5	$212.0	$232.7

	Years Ended June 30,
($ in millions)	2015	2014	2013
Depreciation and Amortization:
Specialty Alloys Operations	$95.0	$83.4	$76.7
Performance Engineered Products	23.3	23.8	22.1
Corporate	4.6	5.5	5.9
Intersegment	(0.6)	(0.8)	(0.6)
Consolidated depreciation and amortization	$122.3	$111.9	$104.1

	Years Ended June 30,
($ in millions)	2015	2014	2013
Capital Expenditures:
Specialty Alloys Operations	$129.0	$319.9	$283.5
Performance Engineered Products	38.1	24.7	24.1
Corporate	4.3	5.4	4.1
Intersegment	(0.9)	(0.8)	(1.5)
Consolidated capital expenditures	$170.5	$349.2	$310.2

	June 30,
($ in millions)	2015	2014
Total Assets:
Specialty Alloys Operations	$2,323.0	$2,454.8
Performance Engineered Products	499.2	491.7
Corporate	125.0	144.9
Intersegment	(41.3)	(33.9)
Consolidated total assets	$2,905.9	$3,057.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2015	2014	2013
Net Sales: (a)
United States	$1,579.9	$1,537.9	$1,575.3
Europe	359.6	349.5	382.1
Asia Pacific	141.8	137.1	153.6
Canada	61.2	65.3	59.8
Mexico	59.2	59.2	66.6
Other	25.0	24.0	34.3
Consolidated net sales	$2,226.7	$2,173.0	$2,271.7

(a) Net sales were attributed to countries based on the location of the customer.

	June 30,
($ in millions)	2015	2014
Long-lived assets:
United States	$1,367.0	$1,379.5
Asia Pacific	18.1	11.6
Canada	6.5	8.4
Europe	4.5	6.1
Mexico	0.9	1.4
Consolidated long-lived assets	$1,397.0	$1,407.0

Product Data	Years Ended June 30,
($ in millions)	2015	2014	2013
Special alloys	$991.2	$917.0	$989.9
Stainless steel	619.2	643.6	638.8
Alloy and tool steel	218.8	240.4	255.7
Titanium products	164.8	157.7	155.0
Powder metals	61.8	48.6	60.4
Distribution and other	170.9	165.7	171.9
Total net sales	$2,226.7	$2,173.0	$2,271.7
20.    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB voted on July 9, 2015 to defer the effective date of this guidance by one year. Under the deferral, the Company will be required to adopt this standard for its interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is evaluating the impact of the adoption of ASU 2014-09 on the Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The guidance in ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company expects the reclassification impact on the Consolidated Balance Sheets to be $4.7 million from other assets to long-term debt as of June 30, 2015.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, which amends existing guidance for measuring inventories. This amendment will require the Company to measure inventories recorded using the FIFO method and average cost method at the lower of cost and net realizable value. This amendment does not change the methodology for measuring inventories recorded using the LIFO method. The guidance in ASU 2015-11 is required for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the impact of the adoption of ASU 2015-11 to have a material impact on the Consolidated Financial Statements.
21.                               Reclassifications from Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component, net of tax, for the years ended June 30, 2015 and 2014 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)
Other comprehensive income before reclassifications	(46.0)	(32.0)	—	(26.9)	(104.9)
Amounts reclassified from AOCI (b)	9.9	11.9	0.1	—	21.9

Net current-period other comprehensive income	(36.1)	(20.1)	0.1	(26.9)	(83.0)

Balance at June 30, 2015	$(28.5)	$(256.8)	$(0.3)	$(42.6)	$(328.2)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2013	$(41.5)	$(273.6)	$(0.4)	$(20.2)	$(335.7)
Other comprehensive income before reclassifications	36.0	22.2	—	4.5	62.7
Amounts reclassified from AOCI (b)	13.1	14.7	—	—	27.8

Net current-period other comprehensive income	49.1	36.9	—	4.5	90.5

Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.
(b)                       See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2015 and 2014:

		Amount Reclassified from AOCI
		Years Ended June 30,
($ in millions) (a)	Location of (loss) gain	2015	2014
Details about AOCI Components
Cash flow hedging items
Commodity contracts	Cost of sales	$(18.5)	$(20.5)
Foreign exchange contracts	Net sales	2.3	(0.8)
Forward interest rate swaps	Interest expense	0.4	0.4
	Total before tax	(15.8)	(20.9)
	Tax benefit	5.9	7.8
	Net of tax	$(9.9)	$(13.1)
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(18.7)	$(23.0)
Prior service cost	(b)	(0.3)	(0.4)
	Total before tax	(19.0)	(23.4)
	Tax benefit	7.1	8.7
	Net of tax	$(11.9)	$(14.7)

(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 9 for additional details).

During the year ended June 30, 2015, the Company identified an error related to the accounting for an equity method investment.  Since the investee’s financial statements are prepared using a functional currency other than the US dollar, the Company should be translating the Company’s investment balance into a US dollar equivalent at the end of each period. The impact of correcting this error was a $4.9 million reduction in other assets with an offsetting adjustment to accumulated other comprehensive loss in the Company’s consolidated balance sheet. This adjustment is included in foreign currency translation in the consolidated statement of comprehensive (loss) income for the year ended June 30, 2015. The Company determined that neither the prior period error nor the current period adjustment were material to the periods presented.
22.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2015	2014	2013
Cost Data:
Repairs and maintenance costs	$114.7	$108.9	$101.9
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, equipment and software	$17.3	$65.5	$57.0
Seller financed debt related to the purchase of software	$4.9	$—	$—
Cash paid during the year for:
Interest payments	$29.0	$15.1	$16.8
Income tax (refunds) payments, net	$(27.1)	$70.8	$51.2

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are normally influenced by seasonal factors.  Historically, the first two fiscal quarters (three months ending September 30 and December 31) are typically the lowest principally because of annual plant vacation and maintenance shutdowns by the Company and by many of its customers.  However, the timing of major changes in the general economy or the markets for certain products can alter this pattern.

(dollars and shares in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Results of Operations
Fiscal Year 2015
Net sales	$549.8	$548.4	$570.6	$558.0

Gross profit	$69.1	$85.0	$75.8	$88.4

Operating income	$22.1	$45.0	$4.8	$39.5

Net income (loss)	$13.5	$24.1	$(1.4)	$22.5

Fiscal Year 2014
Net sales	$498.6	$503.5	$566.3	$604.6

Gross profit	$103.3	$95.4	$94.5	$105.6

Operating income	$55.8	$47.5	$49.5	$59.2

Net income	$34.6	$29.5	$30.6	$38.1
(1) During the quarter ended March 31, 2015, the Company recorded restructuring charges. See Note 2, Restructuring Charges to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings (Loss) per common share
Fiscal Year 2015
Basic earnings	$0.25	$0.45	$(0.03)	$0.44

Diluted earnings	$0.25	$0.45	$(0.03)	$0.44

Fiscal Year 2014
Basic earnings	$0.65	$0.55	$0.57	$0.71

Diluted earnings	$0.65	$0.55	$0.57	$0.71

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2015
Basic	53.5	53.4	52.6	50.9
Diluted	53.7	53.6	52.6	51.0
Fiscal Year 2014
Basic	53.1	53.2	53.3	53.4
Diluted	53.4	53.6	53.7	53.8

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

Not applicable.
PART III
Item 10.  Directors and Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance”.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the caption “Audit/Finance Committee Report”.

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the caption “General Information”.

On October 23, 2014, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2015, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.
Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation”.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the caption “Security Ownership of Certain Persons”.

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,507,878	$44.61	2,242,627	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,507,878	$44.61	2,242,627	(1)

(1)                                Includes 1,549,511 shares available for issuance under the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 693,116 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2015, provided however that 6,846 shares, at an average purchase price of $40.06, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation”.
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2015 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.
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

Exhibit No.	Description
3(A)	Restated Certificate of Incorporation, dated October 26, 1998 (Exhibit 3(A) to our Annual Report on Form 10-K filed on September 9, 2005 and incorporated herein by reference).

3(B)	By-Laws, amended as of August 11, 2015 (Exhibit 3.1 to our Current Report on Form 8-K filed on August 17, 2015 and incorporated herein by reference).

4(A)	Restated Certificate of Incorporation and By-Laws identified above in Exhibit Nos. 3(A) and 3(B), respectively.

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

Exhibit No.	Description
4(F)	Form of 5.20% Senior Notes Due 2012 (Exhibit 4.2 to our Current Report on Form 8-K filed on June 30, 2011 and incorporated herein by reference).

4(G)
Stockholders Agreement, dated February 29, 2012, by and among Carpenter Technology Corporation, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P. (Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2012 and incorporated herein by reference).

4(H)
Registration Rights Agreement, dated February 29, 2012, by and among Carpenter, Watermill-Toolrock Partners, L.P., Watermill-Toolrock Partners II, L.P., Watermill-Toolrock Enterprises, LLC and HHEP-Latrobe, L.P. (Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2012 and incorporated herein by reference).

4(I)
Third Supplemental Indenture, dated as of February 26, 2013, between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2013 and incorporated herein by reference).

4(J)	Form of 4.450% Senior Notes Due 2023 (Exhibit 4.2 to our Current Report on Form 8-K filed on February 26, 2013 and incorporated herein by reference).

4(K)
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

† 10(A)
Supplemental Retirement Plan for Executives of Carpenter Technology Corporation as amended on June 29, 2010 (Exhibit 10(A) to our Annual Report on Form 10-K filed on August 20, 2010 and incorporated herein by reference).

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

† 10(D)	Executive Bonus Compensation Plan, amended and restated July 1, 2011 (Exhibit 10(D) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

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

10(G)	Trust Agreement for Non-Qualified Employee Benefits Trust between Carpenter Technology Corporation and JP Morgan Chase Bank, N.A., effective as of August 15, 2014 (filed herewith).

Exhibit No.	Description
† 10(H)
Indemnification Agreement dated as of July 1, 2010 by and between the Company and William A. Wulfsohn (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Gary E. Heasley, Mark S. Kamon, David L. Strobel, Tony R. Thene and Andrew T. Ziolkowski) (Exhibit 10(H) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

† 10(I)
Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended effective July 1, 2011 (Exhibit 10(I) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

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

† 10(O)
Form of One-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(O) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

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

† 10(T)	Form of Indemnification Agreement for Directors and Officers (Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference).

Exhibit No.	Description
† 10(U)
Employment Letter Agreement of William A. Wulfsohn with Special Severance Agreement, dated June 3, 2010 (Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2010 and incorporated herein by reference).

† 10(V)	Employment Letter Agreement of David Strobel, dated September 2, 2010 (Exhibit 10(C) to our Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference).

† 10(W)
Employment Letter Agreement of Gary E. Heasley, dated July 11, 2013, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

† 10(X)
Non-Competition Agreement, dated December 31, 2012, by and between Carpenter Technology Corporation and Mark S. Kamon (Exhibit 10(AA) to our Annual Report on Form 10-K filed on August 23, 2013 and incorporated herein by reference).

† 10(Y)
Severance Pay Plan for Executives of Carpenter Technology Corporation, as adopted on July 1, 2010 (Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

10(Z)
Credit Agreement, dated as of June 28, 2013, among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Sovereign Bank, each, as a Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to our Current Report on Form 8-K, filed on July 1, 2013 and incorporated herein by reference).

10(AA)
Agreement and Plan of Merger, dated as of June 20, 2011, by and among Carpenter Technology Corporation, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners, L.P. (Exhibit 2.1 to our Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference).

10(AB)
Amendment to Agreement and Plan of Merger, dated as of January 13, 2012, by and among Carpenter, Hawke Acquisition Corp., HHEP-Latrobe, L.P. and Watermill-Toolrock Partners L.P. (Exhibit 2.1 to our Current Report on Form 8-K filed on January 18, 2012 and incorporated herein by reference).

10(AC)
Amendment to Agreement and Plan of Merger, dated February 29, 2012, by and among Carpenter, Hawke Acquisition Corp., Latrobe Specialty Metals, Inc., HHEP-Latrobe, L.P., and Watermill-Toolrock Partners, L.P. (Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2012 and incorporated herein by reference).

† 10(AD)
Offer Letter, dated June 15, 2015, by and between Carpenter Technology Corporation and Joseph E. Haniford (Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2015 and incorporated herein by reference).

† 10(AE)
Offer Letter, dated June 1, 2015, by and between Carpenter Technology Corporation and Tony R. Thene (Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2015 and incorporated herein by reference).

† 10(AF)	Employment Letter Agreement of Gregory A. Pratt, dated February 4, 2015 (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on February 9, 2015 and incorporated herein by reference).

12	Computations of Ratios of Earnings to Fixed Charges (Unaudited) (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

Exhibit No.	Description

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

† Denotes employment- or compensation- related agreement, document or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

	By	/s/ Timothy Lain
Timothy Lain
Acting Chief Financial Officer

Date: August 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 25, 2015
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Acting Chief Financial Officer	August 25, 2015
Timothy Lain	(Principal Financial Officer)

*	Chairman and Director	August 25, 2015
Gregory A. Pratt

*	Director	August 25, 2015
Carl G. Anderson, Jr.

*	Director	August 25, 2015
Robert R. McMaster

*	Director	August 25, 2015
I. Martin Inglis

*	Director	August 25, 2015
Peter N. Stephans

*	Director	August 25, 2015
Kathryn C. Turner

*	Director	August 25, 2015
Jeffrey Wadsworth

*	Director	August 25, 2015
Stephen M. Ward, Jr.

*	Director	August 25, 2015
Dr. Philip M. Anderson

*	Director	August 25, 2015
Steven E. Karol

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of:  Carl G. Anderson, Jr., Robert R. McMaster, I . Martin Inglis, Gregory A. Pratt, Peter N. Stephans, Kathryn C. Turner, Jeffrey Wadsworth, Stephen M. Ward, Jr., Dr. Philip M. Anderson, and Steven E. Karol are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2015
Allowance for doubtful accounts receivable	$3.4	$1.2	$—	$(0.8)	$3.8
Deferred tax valuation allowance	$17.8	$(0.3)	$—	$—	$17.5
Year Ended June 30, 2014
Allowance for doubtful accounts receivable	$4.1	$0.1	$—	$(0.8)	$3.4
Deferred tax valuation allowance	$19.2	$(1.4)	$—	$—	$17.8
Year Ended June 30, 2013
Allowance for doubtful accounts receivable	$4.9	$0.6	$—	$(1.4)	$4.1
Deferred tax valuation allowance	$18.1	$1.1	$—	$—	$19.2