Form 10-Q
period 2015-09-30
CARPENTER TECHNOLOGY CORP
filed 2015-10-30
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the issuer’s common stock as of October 21, 2015 was 49,121,273.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$30.6	$70.0
Accounts receivable, net	278.9	304.1
Inventories	686.7	655.8
Deferred income taxes	8.1	3.3
Other current assets	42.7	37.2
Total current assets	1,047.0	1,070.4
Property, plant and equipment, net	1,389.6	1,397.0
Goodwill	257.2	257.4
Other intangibles, net	69.6	71.6
Other assets	107.7	109.5
Total assets	$2,871.1	$2,905.9
LIABILITIES
Current liabilities:
Accounts payable	$165.4	$169.5
Accrued liabilities	159.0	152.6
Total current liabilities	324.4	322.1
Long-term debt	611.0	607.1
Accrued pension liabilities	338.9	334.1
Accrued postretirement benefits	109.5	111.2
Deferred income taxes	149.2	146.5
Other liabilities	60.9	59.0
Total liabilities	1,593.9	1,580.0
Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,236,407 shares at September 30, 2015 and 55,234,942 shares at June 30, 2015; outstanding 49,121,470 shares at September 30, 2015 and 50,318,244 shares at June 30, 2015	276.2	276.2
Capital in excess of par value	268.6	266.6
Reinvested earnings	1,332.3	1,332.4
Common stock in treasury (6,114,937 shares and 4,916,698 shares at September 30, 2015 and June 30, 2015, respectively), at cost	(266.6)	(221.1)
Accumulated other comprehensive loss	(333.3)	(328.2)
Total stockholders' equity	1,277.2	1,325.9
Total liabilities and stockholders' equity	$2,871.1	$2,905.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,
	2015	2014
Net sales	$455.6	$549.8
Cost of sales	387.0	480.7
Gross profit	68.6	69.1

Selling, general and administrative expenses	43.4	47.0
Restructuring charges	0.4	—
Operating income	24.8	22.1

Interest expense	(6.6)	(7.0)
Other (expense) income, net	(2.1)	4.9

Income before income taxes	16.1	20.0
Income tax expense	7.2	6.5

Net income	$8.9	$13.5

EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.25
Diluted	$0.18	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49.7	53.5
Diluted	49.9	53.7

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in millions)

	Three Months Ended September 30,
	2015	2014
Net income	$8.9	$13.5
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(2.3) and $(1.8), respectively	3.7	3.0
Net loss on derivative instruments, net of tax of $3.4 and $11.0, respectively	(5.5)	(18.2)
Foreign currency translation	(3.3)	(7.9)
Other comprehensive loss	(5.1)	(23.1)
Comprehensive income (loss)	$3.8	$(9.6)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Three Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$8.9	$13.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	29.9	30.3
Deferred income taxes	(1.0)	2.6
Net pension expense	13.4	11.5
Share-based compensation expense	2.7	2.5
Net loss on disposal of property and equipment	0.1	—
Changes in working capital and other:
Accounts receivable	24.4	16.2
Inventories	(33.0)	(30.8)
Other current assets	(4.8)	(6.3)
Accounts payable	2.5	1.3
Accrued liabilities	(1.6)	(17.2)
Pension plan contributions	—	(2.8)
Other postretirement plan contributions	(3.4)	(3.6)
Other, net	3.4	(2.2)
Net cash provided from operating activities	41.5	15.0
INVESTING ACTIVITIES
Purchases of property, equipment and software	(29.9)	(59.0)
Proceeds from disposals of property and equipment	—	0.1
Other	4.0	—
Net cash used for investing activities	(25.9)	(58.9)
FINANCING ACTIVITIES
Dividends paid	(9.0)	(9.6)
Purchase of treasury stock	(45.9)	—
Payments on seller financed debt related to software	(1.2)	—
Tax benefits on share-based compensation	—	0.1
Proceeds from stock options exercised	0.1	0.7
Net cash used for financing activities	(56.0)	(8.8)
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(39.4)	(54.0)
Cash and cash equivalents at beginning of period	70.0	120.0
Cash and cash equivalents at end of period	$30.6	$66.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$10.7	$37.9
Non-cash financing activities:
Seller financed debt related to purchase of software	$—	$4.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$1,325.9
Net income			8.9			8.9
Pension and postretirement benefits gain, net of tax					3.7	3.7
Net loss on derivative instruments, net of tax					(5.5)	(5.5)
Foreign currency translation					(3.3)	(3.3)
Cash Dividends:						0
Common @ $0.18 per share			(9.0)			(9.0)
Purchase of treasury stock				(45.9)		(45.9)
Share-based compensation plans		2.0		0.4		2.4
Stock options exercised		0.1				0.1
Tax shortfall on share-based compensation		(0.1)				(0.1)
Balances at September 30, 2015	$276.2	$268.6	$1,332.3	$(266.6)	$(333.3)	$1,277.2

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2014	$275.8	$263.5	$1,311.6	$(101.4)	$(245.2)	$1,504.3
Net income			13.5			13.5
Pension and postretirement benefits gain, net of tax					3.0	3.0
Net loss on derivative instruments, net of tax					(18.2)	(18.2)
Foreign currency translation					(7.9)	(7.9)
Cash Dividends:						0
Common @ $0.18 per share			(9.6)			(9.6)
Share-based compensation plans		(3.6)		3.3		(0.3)
Stock options exercised	0.1	0.6				0.7
Tax windfall on share-based compensation		0.1				0.1
Other			(0.1)			(0.1)
Balances at September 30, 2014	$275.9	$260.6	$1,315.4	$(98.1)	$(268.3)	$1,485.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2015 (the “2015 Form 10-K”). Operating results for the three months ended September 30, 2015 are not necessarily indicative of the operating results for any future period.

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

During fiscal year 2015, the Company initiated a restructuring plan, which was substantially concluded during the three months ended September 30, 2015. The plan focused on position eliminations, site closures and exiting a material development program.

Activity and reserve balances for restructuring charges at September 30, 2015 were as follows:

($ in millions)	Reserve Balance
Reserve balance at June 30, 2015	$2.3
Cash payments	(0.9)
Restructuring charges	0.4
Other	(0.4)
Reserve balance at September 30, 2015	$1.4

The remaining reserve is expected to be substantially paid in cash during fiscal year 2016.

3.	Earnings per Common Share

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2015	2014
Net income	$8.9	$13.5
Less: earnings and dividends allocated to participating securities	—	—
Earnings available for common stockholders used in calculation of basic earnings per share	$8.9	$13.5

Weighted average number of common shares outstanding, basic	49.7	53.5

Basic earnings per common share	$0.18	$0.25

Net income	$8.9	$13.5
Less: earnings and dividends allocated to participating securities	—	—
Earnings available for common stockholders used in calculation of diluted earnings per share	$8.9	$13.5

Weighted average number of common shares outstanding, basic	49.7	53.5
Effect of shares issuable under share-based compensation plans	0.2	0.2
Weighted average number of common shares outstanding, diluted	49.9	53.7

Diluted earnings per common share	$0.18	$0.25

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended September 30,
(in millions)	2015	2014
Stock options	1.3	0.3

4.	Inventories

Inventories consisted of the following components as of September 30, 2015 and June 30, 2015:

($ in millions)	September 30, 2015	June 30, 2015
Raw materials and supplies	$141.5	$121.7
Work in process	341.0	346.1
Finished and purchased products	204.2	188.0
Total inventory	$686.7	$655.8

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method. The Company also uses the first-in, first-out (“FIFO”) and average costs methods.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2015 and June 30, 2015:

($ in millions)	September 30, 2015	June 30, 2015
Accrued compensation and benefits	$44.3	$44.3
Derivative financial instruments	42.2	32.7
Accrued postretirement benefits	14.0	14.0
Accrued income taxes	9.3	8.7
Accrued interest expense	5.6	11.2
Accrued pension liabilities	3.3	3.3
Other	40.3	38.4
Total accrued liabilities	$159.0	$152.6

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months ended September 30, 2015 and 2014 were as follows:

Three months ended September 30,	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Service cost	$7.7	$8.0	$0.8	$1.1
Interest cost	14.5	13.5	2.5	3.0
Expected return on plan assets	(16.4)	(17.2)	(1.7)	(1.7)
Amortization of net loss	6.8	4.2	0.7	0.5
Amortization of prior service cost (benefit)	0.1	0.1	(1.6)	—
Net periodic benefit costs	$12.7	$8.6	$0.7	$2.9

During the three months ended September 30, 2015 and 2014, the Company made $0 million and $2.8 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make no contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2016.

7.	Debt

The Company's $500.0 million syndicated credit facility (“Credit Agreement”) extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of September 30, 2015), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of September 30, 2015). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.150% as of September 30, 2015), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of September 30, 2015), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2015, the Company had $7.1 million of issued letters of credit under the Credit Agreement, with the balance of $492.9 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2015 and June 30, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of September 30, 2015 and June 30, 2015 consisted of the following:

($ in millions)	September 30, 2015	June 30, 2015
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at September 30, 2015 and June 30, 2015)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at September 30, 2015 and June 30, 2015)	256.3	252.5
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at September 30, 2015 and June 30, 2015)	299.7	299.6
Total	611.0	607.1
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$611.0	$607.1

For the three months ended September 30, 2015 and 2014, interest costs totaled $7.2 million and $7.7 million, respectively, of which $0.6 million and $0.7 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

8.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2015, there was no change to the liability for a company-owned former operating site. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2015 and June 30, 2015 were $15.9 million. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

The Company is defending various routine claims and legal actions that are incidental to its business and common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Like many other manufacturing companies in recent years, the Company, from time to time, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace such as asbestos. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

9.    Share Repurchase Program

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $500.0 million of the Company’s outstanding common stock over two years. The shares may be repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and the market price of the stock. The share repurchase program may be discontinued at any time. During the three months ended September 30, 2015, the Company purchased 1,206,600 of its common stock on the open market for an aggregate of $45.9 million. As of September 30, 2015, $329.6 million remains available for future purchases.

10.	Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value. Level 1 refers to quoted prices in active markets for identical assets or liabilities. Level 2 refers to observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3 refers to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Currently, the Company does not use Level 1 and 3 inputs.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2015	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.0
Derivative financial instruments	7.8
Total assets	$12.8

Liabilities:
Derivative financial instruments	$64.9

June 30, 2015	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.0
Derivative financial instruments	4.4
Total assets	$9.4

Liabilities:
Derivative financial instruments	$53.5

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2015		June 30, 2015
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$611.0	$619.6	$607.1	$628.6
Company-owned life insurance	$12.3	$12.3	$13.0	$13.0

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

The fair values of long-term debt as of September 30, 2015 and June 30, 2015 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2015, the Company had forward contracts to purchase 25.5 million pounds of certain raw materials with settlement dates through December 2019.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur.  For the three months ended September 30, 2015 and 2014, net gains of $0.1 million and $0.1 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currency against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of September 30, 2015 and June 30, 2015, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of September 30, 2015 and June 30, 2015, the total notional amount of floating interest rate contracts was $150.0 million. For the three months ended September 30, 2015 and 2014, net gains of $0.7 million and $0.4 million, respectively, were recorded as a reduction to interest expense.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2015 and June 30, 2015:

September 30, 2015	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.6	$0.6	$—	$1.2
Other assets	6.6	—	—	6.6
Total asset derivatives	$7.2	$0.6	$—	$7.8
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.2	$42.0	$42.2
Other liabilities	—	—	22.7	22.7
Total liability derivatives	$—	$0.2	$64.7	$64.9

June 30, 2015	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.5	$0.2	$—	$1.7
Other assets	2.7	—	—	2.7
Total asset derivatives	$4.2	$0.2	$—	$4.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$32.7	$32.7
Other liabilities	—	—	20.8	20.8
Total liability derivatives	$—	$—	$53.5	$53.5

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $8.4 million and total liability derivatives would have been $65.5 million as of September 30, 2015.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2015 and June 30, 2015, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months ended September 30, 2015 and 2014:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,
($ in millions)	2015	2014
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(18.5)	$(28.3)
Foreign exchange contracts	0.2	1.5
Total	$(18.3)	$(26.8)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended September 30,		Three Months Ended September 30,
		2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(9.3)	$2.0	$—	$0.4
Foreign exchange contracts	Net sales	(0.1)	0.3	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(9.3)	$2.4	$—	$0.4

The Company estimates that $21.8 million of net derivative losses included in AOCI as of September 30, 2015 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the three months ended September 30, 2015.

The changes in AOCI associated with derivative hedging activities during the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
($ in millions)	2015	2014
Balance, beginning	$(28.5)	$7.6
Current period changes in fair value, net of tax	(11.4)	(16.7)
Reclassification to earnings, net of tax	5.9	(1.5)
Balance, ending	$(34.0)	$(10.6)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2015	2014
Foreign exchange	$(1.2)	$0.6
Unrealized losses on company-owned life insurance contracts and investments held in rabbi trusts	(1.2)	(0.3)
Equity in earnings of unconsolidated subsidiaries	0.3	0.1
Legal settlement	—	4.4
Other	—	0.1
Total other (expense) income, net	$(2.1)	$4.9

13.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended September 30, 2015 was $7.2 million, or 44.7 percent of pre-tax income as compared with $6.5 million, or 32.5 percent of pre-tax income for the three months ended September 30, 2014. Tax expense for the three months ended September 30, 2015 includes a discrete tax charge for the deferred tax liability on unremitted foreign earnings of one of our foreign subsidiaries.

As of June 30, 2015, we had $118.5 million of indefinitely reinvested foreign earnings for which we have not provided deferred income taxes.  Due to a change in business strategy for one of our foreign subsidiaries, we have changed our intent with regard to the indefinite reinvestment of the foreign earnings for this subsidiary.  As a result of this change, we recorded a discrete deferred tax charge of $2.0 million in the quarter.  The remaining balance, approximately $112.9 million, of undistributed foreign earnings continues to be indefinitely reinvested.

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

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the Specialty Steel Supply business, and the Latrobe and Mexico distribution businesses. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring related charges and other specifically-identified income or expense items.

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

On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 13 percent of the net sales for the three months ended September 30, 2015, and no single customer accounted for 10 percent or more of the Company's net sales for the three months ended September 30, 2014. Approximately 16 percent and 17 percent of the accounts receivable outstanding at September 30, 2015 and June 30, 2015, respectively, are due from one customer, Alcoa, Inc.

Segment Data	Three Months Ended September 30,
($ in millions)	2015	2014
Net Sales:
Specialty Alloys Operations	$372.6	$436.0
Performance Engineered Products	91.5	129.9
Intersegment	(8.5)	(16.1)
Consolidated net sales	$455.6	$549.8

Segment Data	Three Months Ended September 30,
($ in millions)	2015	2014
Operating Income:
Specialty Alloys Operations	$41.1	$24.6
Performance Engineered Products	(0.4)	9.7
Corporate costs	(12.0)	(10.3)
Pension earnings, interest and deferrals	(4.8)	(2.4)
Intersegment	0.9	0.5
Consolidated operating income	$24.8	$22.1

Segment Data	Three Months Ended September 30,
($ in millions)	2015	2014
Depreciation and Amortization:
Specialty Alloys Operations	$23.5	$23.5
Performance Engineered Products	5.7	6.0
Corporate	0.9	1.1
Intersegment	(0.2)	(0.3)
Consolidated depreciation and amortization	$29.9	$30.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended September 30,
($ in millions)	2015	2014
Capital Expenditures:
Specialty Alloys Operations	$19.7	$51.6
Performance Engineered Products	9.1	6.8
Corporate	1.1	1.0
Intersegment	—	(0.4)
Consolidated capital expenditures	$29.9	$59.0

Segment Data ($ in millions)	September 30, 2015	June 30, 2015
Total Assets:
Specialty Alloys Operations	$2,324.9	$2,323.0
Performance Engineered Products	494.5	499.2
Corporate	91.7	125.0
Intersegment	(40.0)	(41.3)
Consolidated total assets	$2,871.1	$2,905.9

15.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, The FASB issued ASU 2015-14, which defers the effective date of this guidance by one year. As such, the Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is evaluating the impact of the adoption of ASU 2014-09 on the Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The guidance in ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company expects the reclassification impact on the Consolidated Balance Sheets to be $4.4 million from other assets to long-term debt as of September 30, 2015.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Reclassifications from Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component, net of tax, for the three months ended September 30, 2015 and 2014 were as follows:

Three Months Ended September 30, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2015	$(28.5)	$(256.8)	$(0.3)	$(42.6)	$(328.2)
Other comprehensive loss before reclassifications	(11.4)	—	—	(3.3)	(14.7)
Amounts reclassified from AOCI (b)	5.9	3.7	—	—	9.6
Net current-period other comprehensive (loss) income	(5.5)	3.7	—	(3.3)	(5.1)
Balance at September 30, 2015	$(34.0)	$(253.1)	$(0.3)	$(45.9)	$(333.3)

Three Months Ended September 30, 2014 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)
Other comprehensive loss before reclassifications	(16.7)	—	—	(7.9)	(24.6)
Amounts reclassified from AOCI (b)	(1.5)	3.0	—	—	1.5
Net current-period other comprehensive (loss) income	(18.2)	3.0	—	(7.9)	(23.1)
Balance at September 30, 2014	$(10.6)	$(233.7)	$(0.4)	$(23.6)	$(268.3)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2015 and 2014:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
Details about AOCI Components		2015	2014
Cash flow hedging items:
Commodity contracts	Cost of sales	$(9.3)	$2.0
Foreign exchange contracts	Net sales	(0.1)	0.3
Forward interest rate swaps	Interest expense	0.1	0.1
	Total before tax	(9.3)	2.4
	Tax (expense) benefit	3.4	(0.9)
	Net of tax	$(5.9)	$1.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
Details about AOCI Components		2015	2014
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(7.5)	$(4.7)
Prior service cost (credits)	(b)	1.5	(0.1)
	Total before tax	(6.0)	(4.8)
	Tax benefit	2.3	1.8
	Net of tax	$(3.7)	$(3.0)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2015 Form 10-K. Our discussions here focus on our results during or as of the three month period ended September 30, 2015 and the comparable period of fiscal year 2015, and to the extent applicable, on material changes from information discussed in the 2015 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2015 Form 10-K for detailed background information and with any such intervening Form 8-K.

Impact of Raw Material Prices and Product Mix

We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may potentially have been acquired at significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher cost of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower cost of sales.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2016 will be $53.6 million as compared with $44.5 million in fiscal year 2015.  The following is the pension expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
($ in millions)	2015	2014
Pension plans	$12.7	$8.6
Other postretirement plans	0.7	2.9
Net periodic benefit costs	$13.4	$11.5

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
($ in millions)	2015	2014
Cost of sales
Service cost	$7.0	$7.3
Pension earnings, interest and deferrals	3.3	1.3
	$10.3	$8.6
Selling, general and administrative expenses
Service cost	$1.5	$1.8
Pension earnings, interest and deferrals	1.6	1.1
	$3.1	$2.9

Net pension expense	$13.4	$11.5

As of September 30, 2015 and June 30, 2015 amounts capitalized in gross inventory were $9.7 million and $9.5 million, respectively.

Operating Performance Overview

For the three months ended September 30, 2015, we reported net income of $8.9 million, or $0.18 earnings per diluted share. Excluding restructuring charges and special items, earnings per share would have been $0.26 per diluted share. This compares with net income for the same period a year earlier of $13.5 million, or $0.25 per diluted share. The results reflect the impacts of lower volumes offset by an improving product mix and operating cost improvements.  The three months ended September 30, 2014 included a $4.4 million favorable legal settlement.

We continue to evaluate the impacts of the challenges in the oil and gas business. We have taken actions where appropriate to reduce our cost structure. To the extent that we become aware that the current oil and gas business environment deteriorates further or our expectations for the duration of the downturn are worse than anticipated, further actions to align our cost structure could be necessary. These actions may result in additional restructuring charges and possible charges associated with asset impairments.

Results of Operations — Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Net Sales

Net sales for the three months ended September 30, 2015 were $455.6 million, which was a 17 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 12 percent on a 19 percent decrease in shipment volume from the same period a year ago. The results reflect weakness in demand for materials used in the Energy end-use market primarily the Oil and Gas sector. In addition, this weakness in the Energy end-use market has affected order patterns for customers in our Industrial and Consumer end-use market. Partially offsetting the demand weakness in the Energy and Industrial and Consumer end-use markets is the demand growth in the Transportation end-use market.

Geographically, sales outside the United States decreased 9 percent from the same period a year ago to $139.5 million for the three months ended September 30, 2015. The decrease is due to a reduction in sales primarily to Europe, in the Aerospace and Defense and Medical end-use markets. International sales represented 31 percent and 28 percent of total net sales for the three months ended September 30, 2015 and 2014, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and defense	$228.9	$235.1	$(6.2)	(3)%
Energy	37.2	79.1	(41.9)	(53)%
Transportation	45.1	41.6	3.5	8%
Medical	27.0	29.4	(2.4)	(8)%
Industrial and consumer	87.4	128.6	(41.2)	(32)%
Distribution	30.0	36.0	(6.0)	(17)%
Total net sales	$455.6	$549.8	$(94.2)	(17)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and defense	$187.0	$180.7	$6.3	3%
Energy	32.0	67.8	(35.8)	(53)%
Transportation	36.6	30.7	5.9	19%
Medical	25.0	26.7	(1.7)	(6)%
Industrial and consumer	74.7	98.6	(23.9)	(24)%
Distribution	29.8	35.6	(5.8)	(16)%
Total net sales excluding surcharge revenue	$385.1	$440.1	$(55.0)	(12)%

Sales to the Aerospace and Defense end-use market decreased 3 percent from the first quarter a year ago to $228.9 million. Excluding surcharge revenue, sales increased 3 percent from the first quarter a year ago on a 1 percent increase in shipment volume. The results reflect a modest increase in sales of engine materials and stronger demand growth for materials used in structural applications. In addition, we are experiencing strength in our defense related sales with continued spending on supported programs.

Sales to the Energy market of $37.2 million reflect a 53 percent decrease from the first quarter a year ago. Excluding surcharge revenue, sales decreased 53 percent from a year ago on lower shipment volume of 50 percent. The results reflect the impact of low Oil and Gas prices and decreased global demand, which has significantly reduced drilling and completion activity. The North American quarterly average directional rig count decreased 51 percent from the same period a year ago.

Transportation market sales increased 8 percent from the first quarter a year ago to $45.1 million. Excluding surcharge revenue, sales increased 19 percent on 7 percent higher shipment volume from the first quarter a year ago. The results reflect a strengthening product mix for materials used in engine fasteners, valve and fuel system applications. In addition, increasing fuel efficiency standards are driving global demand growth for our materials.

Medical market sales decreased 8 percent from the first quarter a year ago to $27.0 million. Excluding surcharge revenue, sales decreased 6 percent on 10 percent lower shipment volume from the first quarter a year ago. The results reflect pricing pressures on transactional business for titanium and stainless steel materials.

Industrial and Consumer market sales decreased 32 percent from the first quarter a year ago to $87.4 million. Excluding surcharge revenue, sales decreased 24 percent on a 36 percent decrease in shipment volume. The results reflect a decrease in demand for materials used in industrial components and related processing equipment due to the depressed Oil and Gas markets. Slowing global economies have reduced demand for these products, especially through the distribution end-use market. Despite the decrease in demand, the sales declined at a lower rate indicating a stronger product mix.

Gross Profit

Our gross profit in the first quarter decreased 1 percent to $68.6 million, or 15.1 percent of net sales (17.8 percent of net sales excluding surcharge), as compared with $69.1 million, or 12.6 percent of net sales (15.7 percent of net sales excluding surcharge), in the same quarter a year ago. The current quarter results reflect an improving SAO product mix and lower operating costs which were partially offset by lower volume compared to the same period a year ago.

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

	Three Months Ended September 30,
($ in millions)	2015	2014
Net sales	$455.6	$549.8
Less: surcharge revenue	70.5	109.7
Net sales excluding surcharge revenue	$385.1	$440.1

Gross profit	$68.6	$69.1

Gross margin	15.1%	12.6%

Gross margin excluding surcharge revenue	17.8%	15.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $43.4 million were 9.5 percent of net sales (11.3 percent of net sales excluding surcharge) as compared with $47.0 million and 8.5 percent of net sales (10.7 percent of net sales excluding surcharge) in the same quarter a year ago. Selling, general and administrative expenses decreased due to lower salaries, benefits and variable compensation expense of $3.8 million, lower depreciation and amortization of $0.9 million partially offset by consulting costs of $2.6 million related to the Business Management Office and strategic business review.

Restructuring Charges

During the three months ended September 30, 2015, we incurred $0.4 million of restructuring charges. These costs are trailing costs associated with the restructuring plan announced in the third quarter of fiscal year 2015.

Operating Income

Our operating income in the recent first quarter was $24.8 million as compared with $22.1 million in the same period a year ago. Excluding surcharge revenue, pension EID, restructuring charges and special items, operating margin was 8.5 percent for the current quarter as compared with 5.6 percent a year ago. Our operating results for the first quarter of fiscal year 2016 reflect an improving SAO product mix and lower operating costs which were partially offset by lower volume compared to the same period a year ago.

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

	Three Months Ended September 30,
($ in millions)	2015	2014
Net sales	$455.6	$549.8
Less: surcharge revenue	70.5	109.7
Net sales excluding surcharge revenue	$385.1	$440.1

Operating income	$24.8	$22.1
Pension EID	4.8	2.4
Operating income excluding pension EID	29.6	24.5

Restructuring charges and special items:
Restructuring charges	0.4	—
Consulting costs	2.6	—
Operating income excluding pension EID, restructuring charges and special items	$32.6	$24.5

Operating margin	5.4%	4.0%

Operating margin excluding surcharge revenue, pension EID, restructuring charges and special items	8.5%	5.6%

Interest Expense

Interest expense for the three months ended September 30, 2015 was $6.6 million compared with $7.0 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended September 30, 2015 includes net gains from interest rate swaps of $0.7 million compared with $0.4 million net gains from interest rate swaps for three months ended September 30, 2014.

Other (expense) income, net

Other expense for the three months ended September 30, 2015 was $2.1 million as compared with other income of $4.9 million in the same period a year ago. The results for the three months ended September 30, 2015 reflect foreign exchange losses of $1.2 million and unfavorable market return on company-owned life insurance of $1.2 million. The results for the three months ended September 30, 2014 reflect a favorable legal settlement of $4.4 million.

Income Taxes

Income taxes in the recent first quarter were $7.2 million, or 44.7 percent of pre-tax income versus $6.5 million, or 32.5 percent of pre-tax income in the same quarter a year ago. The current period includes a $2.0 million discrete tax charge recorded as a result of a decision to sell our equity investment in India.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2015	2014
Specialty Alloys Operations	56,814	70,120	(13,306)	(19)%
Performance Engineered Products *	2,956	3,034	(78)	(3)%
Intersegment	(1,348)	(1,408)	60	4%
Consolidated pounds sold	58,422	71,746	(13,324)	(19)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$372.6	$436.0	$(63.4)	(15)%
Performance Engineered Products	91.5	129.9	(38.4)	(30)%
Intersegment	(8.5)	(16.1)	7.6	47%
Total net sales	$455.6	$549.8	$(94.2)	(17)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$301.6	$324.1	$(22.5)	(7)%
Performance Engineered Products	91.4	129.6	(38.2)	(29)%
Intersegment	(7.9)	(13.6)	5.7	42%
Total net sales excluding surcharge revenue	$385.1	$440.1	$(55.0)	(12)%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2015 for the SAO segment decreased 15 percent to $372.6 million, as compared with $436.0 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 7 percent on 19 percent lower shipment volume from a year ago.  The results reflect weakness in the Energy and Industrial and Consumer end-use markets partially offset by strengthening product mix particularly in the Aerospace and Defense and Transportation end-use markets compared to the prior year quarter.

Operating income for the SAO segment was $41.1 million or 11.0 percent of net sales (13.6 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with $24.6 million or 5.6 percent of net sales (7.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects operating cost improvements, insurance recovery benefit of $4.0 million and stronger product mix partially offset by lower volume.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2015 for the PEP segment decreased 30 percent to $91.5 million, as compared with $129.9 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $91.4 million decreased 29 percent from a year ago. The results reflect decreased net sales in rentals and down-hole drilling tools due to the current weakness in the Oil and Gas businesses.

Operating loss for the PEP segment was $0.4 million or negative 0.4 percent of net sales in the recent first quarter, compared with operating income of $9.7 million or 7.5 percent of net sales in the same quarter a year ago. The results reflect the impact of decreased sales in the Oil and Gas businesses due to limited drilling activity.

Outlook

As we move further into fiscal year 2016, we currently expect the second quarter volumes to be in-line with the recent first quarter. We also expect increased volume in the second half of fiscal year 2016 versus both the prior year same period and the first half of fiscal year 2016, driven by an increase in Aerospace demand and further opportunities in the Transportation end-use market. We will continue our focused efforts to drive further operating cost improvements and pursue initiatives to improve working capital. We remain committed to prioritizing our cash deployment to execute against the share repurchase program.

Liquidity and Financial Resources

During the three months ended September 30, 2015, we generated cash flows from operations of $41.5 million, which included a $33.0 million increase in inventory and $20.5 million decrease in other working capital. In the same period a year ago, we generated $15.0 million, which included a $30.8 million increase in inventory, an $11.8 million increase in other working capital and $2.8 million of pension contributions in the same period a year ago. Historically, our sales in the first two fiscal quarters are typically the lowest due to the seasonality of our business and our customer order patterns. Accordingly, we generally build inventory in the first half of the fiscal year and reduce inventory in the second half of the fiscal year. We remain committed to reducing inventory from June 30, 2015 levels.

Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was positive $6.6 million as compared to negative $53.5 million for the same period a year ago. The increase in free cash flow reflects significantly lower capital spending levels largely related to the winding down in capital expenditures associated with the construction of our Athens facility.  Capital expenditures for property, equipment and software were $29.9 million for the three months ended September 30, 2015, as compared to $59.0 million for the same period a year ago.

Dividends during the three months ended September 30, 2015 and 2014 were $9.0 million and $9.6 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500 million and expires in June 2018. As of September 30, 2015, we had $7.1 million of issued letters of credit. The balance of the Credit Agreement ($492.9 million) remains available to us. As of September 30, 2015, we had total liquidity of $523.5 million, including $30.6 million of cash and cash equivalents.

We believe that our cash and cash equivalents of $30.6 million as of September 30, 2015, together with cash generated from operations and available borrowing capacity of approximately $492.9 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future. From time to time during the three months ended September 30, 2015, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the three months ended September 30, 2015 was approximately $9.3 million with daily outstanding borrowings ranging from $0 million to $49.9 million during the period.

During the three months ended September 30, 2015, no cash contributions were required to be made to our qualified pension plans, and we do not expect to be required to make any cash contributions to our qualified pension plans for the remainder of fiscal year 2016.

As of September 30, 2015, we had cash and cash equivalents of approximately $27.7 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.

During the three months ended September 30, 2015, we used $45.9 million to purchase 1,206,600 shares of common stock pursuant to the terms of the share repurchase program authorized by our Board of Directors in October 2014. As of September 30, 2015, $329.6 million remains available for future purchases.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of September 30, 2015). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of September 30, 2015:

	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	10.71 to 1.00
Consolidated debt to capital	55% (maximum)	33%

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

Operating Income and Operating Margin Excluding Surcharge Revenue, Pension EID, Restructuring Charges and Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge revenue, pension EID, restructuring charges and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension EID, restructuring charges and special items from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets and restructuring charges and special items are not indicative of ongoing operating performance. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID, restructuring charges and special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating income and operating margin excluding surcharge revenue, pension EID, restructuring charges and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share**
Three months ended September 30, 2015, as reported	$16.1	$(7.2)	$8.9	$0.18
Restructuring charges	0.4	(0.1)	0.3	0.01
Consulting costs	2.6	(0.9)	1.7	0.03
Income tax item*	—	2.0	2.0	0.04
Total impact of restructuring charges and special items	3.0	1.0	4.0	0.08
Three months ended September 30, 2015, as adjusted	$19.1	$(6.2)	$12.9	$0.26

* As a result of a decision to sell our equity method investment in India, we have changed our intent with regard to the indefinite reinvestment of the foreign earnings from one of our subsidiaries. Accordingly, we recorded a discrete income tax charge during the three months ended September 30, 2015.

** Impact per diluted share calculated using weighted average common shares outstanding of 49.9 million.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2015	2014
Net cash provided from operating activities	$41.5	$15.0
Purchases of property, equipment and software	(29.9)	(59.0)
Proceeds from disposals of property and equipment	—	0.1
Proceeds from insurance claim	4.0	—
Dividends paid	(9.0)	(9.6)
Free cash flow	$6.6	$(53.5)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2015, there was no change to the liability for a company-owned former operating site. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2015 and June 30, 2015 were $15.9 million. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Other

 We are defending various routine claims and legal actions that are incidental to our business, and that are common to our operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws, personal injury claims and tax issues. Like many other manufacturing companies in recent years we, from time to time, have been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace such as asbestos. We provide for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, we believe that the total liability from these matters will not have a material effect on our financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2015 Form 10-K Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Part II, Item 8 thereto.

Forward-Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended June 30, 2015. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers and suppliers, or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, cost savings and reductions, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading, Latrobe and Athens for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in Oil and Gas prices and production; (16) the success of restructuring actions; and (17) share repurchases are at Carpenter’s discretion and could be affected by changes in Carpenter’s share price, operating results, capital spending, cash flows, inventory, acquisitions, investments, tax laws and general market conditions. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2015, we had approximately $59.5 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 62 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

Fluctuations in foreign currency exchange rates could subject us to risk of losses on anticipated future cash flows from our international operations or customers. Foreign currency forward contracts are used to hedge certain foreign exchange risks.

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

The status of our financial instruments as of September 30, 2015 is provided in Note 11 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2015, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2015 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company's shares over two years. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and the market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of September 30, 2015, $329.6 million of the $500 million remained available for future purchases. During the quarter ended September 30, 2015, the Company purchased 1,206,600 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2015	753,300	$38.28	753,300	$346.7
August 1-31, 2015	350,300	37.44	350,300	333.6
September 1-30, 2015	103,000	38.18	103,000	329.6
Quarter ended September 30, 2015	1,206,600	$38.03	1,206,600	$329.6

In addition to the share repurchase program, for the three months ended September 30, 2015, 4,075 shares, at an average purchase price of $37.30, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 5. Other Information
Amended and Restated By-Laws and Stockholder Proposals for Director Nominees
As we previously disclosed in a Form 8-K filed with the SEC on August 17, 2015, our Board of Directors amended and restated our By-Laws, effective on August 11, 2015, to, among other things, require nominating stockholders to disclose additional information about their, and their affiliates' and associates', interests in the Company, and provide that the deadline for submitting stockholder proposals, including such proposals for director nominees, is not less than 90 nor more than 120 days prior to the anniversary of the preceding year's annual meeting, with some exceptions. Our By-Laws were amended and restated as of August 11, 2015 (Exhibit 3.1 to our Current Report on Form 8-K filed on August 17, 2015) and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

3(A)	By-Laws, amended and restated as of August 11, 2015 (Exhibit 3.1 to our Current Report on Form 8-K filed on August 17, 2015 and incorporated herein by reference).

10(A)
Offer Letter, dated October 13, 2015, by and between Carpenter Technology Corporation and Damon Audia (Exhibit 10.1 to our Current Report on Form 8-K filed on October 16, 2015 and incorporated herein by reference).

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 30, 2015	/s/ Damon J. Audia
Damon J. Audia
Senior Vice President and
Chief Financial Officer

(Principal Financial Officer)

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.