Form 10-Q
period 2015-12-31
CARPENTER TECHNOLOGY CORP
filed 2016-02-04
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the issuer’s common stock as of January 27, 2016 was 46,833,874.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21.1	$70.0
Accounts receivable, net	268.4	304.1
Inventories	687.7	655.8
Deferred income taxes	11.4	3.3
Other current assets	47.6	37.2
Total current assets	1,036.2	1,070.4
Property, plant and equipment, net	1,366.9	1,397.0
Goodwill	257.2	257.4
Other intangibles, net	67.6	71.6
Other assets	112.7	109.5
Total assets	$2,840.6	$2,905.9
LIABILITIES
Current liabilities:
Short-term debt	$39.5	$—
Accounts payable	140.2	169.5
Accrued liabilities	155.6	152.6
Total current liabilities	335.3	322.1
Long-term debt	608.4	607.1
Accrued pension liabilities	343.6	334.1
Accrued postretirement benefits	108.5	111.2
Deferred income taxes	154.7	146.5
Other liabilities	62.1	59.0
Total liabilities	1,612.6	1,580.0
Contingencies and commitments (see Note 9)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,242,681 shares at December 31, 2015 and 55,234,942 shares at June 30, 2015; outstanding 47,605,180 shares at December 31, 2015 and 50,318,244 shares at June 30, 2015	276.2	276.2
Capital in excess of par value	271.4	266.6
Reinvested earnings	1,334.9	1,332.4
Common stock in treasury (7,637,501 shares and 4,916,698 shares at December 31, 2015 and June 30, 2015, respectively), at cost	(316.9)	(221.1)
Accumulated other comprehensive loss	(337.6)	(328.2)
Total stockholders' equity	1,228.0	1,325.9
Total liabilities and stockholders' equity	$2,840.6	$2,905.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$443.8	$548.4	$899.4	$1,098.2
Cost of sales	377.5	463.4	764.5	944.1
Gross profit	66.3	85.0	134.9	154.1

Selling, general and administrative expenses	44.5	40.0	87.8	86.9
Restructuring charges	—	—	0.4	—
Operating income	21.8	45.0	46.7	67.2

Interest expense	(7.0)	(6.8)	(13.6)	(13.8)
Other income (expense), net	0.3	—	(1.9)	4.8

Income before income taxes	15.1	38.2	31.2	58.2
Income tax expense	3.6	14.1	10.8	20.6

Net income	$11.5	$24.1	$20.4	$37.6

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.45	$0.41	$0.70
Diluted	$0.23	$0.45	$0.41	$0.70

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.8	53.4	49.3	53.5
Diluted	48.9	53.6	49.4	53.7

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$11.5	$24.1	$20.4	$37.6
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(2.3), $(1.9), $(4.6) and $(3.7), respectively	3.7	2.9	7.4	5.9
Net loss on derivative instruments, net of tax of $3.4, $4.3, $6.8 and $15.3, respectively	(5.7)	(7.3)	(11.2)	(25.5)
Foreign currency translation	(2.3)	(10.1)	(5.6)	(18.0)
Other comprehensive loss	(4.3)	(14.5)	(9.4)	(37.6)
Comprehensive income	$7.2	$9.6	$11.0	$—

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Six Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$20.4	$37.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	60.3	60.6
Deferred income taxes	2.5	69.5
Net pension expense	26.9	23.0
Share-based compensation expense	4.9	2.2
Net loss on disposal of property and equipment	0.1	0.4
Changes in working capital and other:
Accounts receivable	33.4	22.7
Inventories	(34.8)	(62.2)
Other current assets	(8.2)	(61.4)
Accounts payable	(17.6)	(28.0)
Accrued liabilities	(11.3)	(25.0)
Pension plan contributions	—	(3.9)
Other postretirement plan contributions	(6.1)	(6.7)
Other, net	1.1	(1.3)
Net cash provided from operating activities	71.6	27.5
INVESTING ACTIVITIES
Purchases of property, equipment and software	(49.5)	(127.4)
Proceeds from disposals of property and equipment	0.3	0.1
Other	4.0	—
Net cash used for investing activities	(45.2)	(127.3)
FINANCING ACTIVITIES
Net change in short-term debt	39.5	37.0
Dividends paid	(17.9)	(19.3)
Purchase of treasury stock	(96.3)	(10.0)
Payments on seller financed debt related to purchase of software	(2.5)	—
Tax benefits on share-based compensation	—	0.6
Proceeds from stock options exercised	0.2	0.7
Net cash (used for) provided from financing activities	(77.0)	9.0
Effect of exchange rate changes on cash and cash equivalents	1.7	(0.4)
DECREASE IN CASH AND CASH EQUIVALENTS	(48.9)	(91.2)
Cash and cash equivalents at beginning of period	70.0	120.0
Cash and cash equivalents at end of period	$21.1	$28.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$5.7	$7.6
Non-cash financing activities:
Seller financed debt related to purchase of software	$—	$4.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$1,325.9
Net income			20.4			20.4
Pension and postretirement benefits gain, net of tax					7.4	7.4
Net loss on derivative instruments, net of tax					(11.2)	(11.2)
Foreign currency translation					(5.6)	(5.6)
Cash Dividends:						0
Common @ $0.36 per share			(17.9)			(17.9)
Purchase of treasury stock				(96.3)		(96.3)
Share-based compensation plans		4.7		0.5		5.2
Stock options exercised		0.2				0.2
Tax shortfall on share-based compensation		(0.1)				(0.1)
Balances at December 31, 2015	$276.2	$271.4	$1,334.9	$(316.9)	$(337.6)	$1,228.0

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2014	$275.8	$263.5	$1,311.6	$(101.4)	$(245.2)	$1,504.3
Net income			37.6			37.6
Pension and postretirement benefits gain, net of tax					5.9	5.9
Net loss on derivative instruments, net of tax					(25.5)	(25.5)
Foreign currency translation					(18.0)	(18.0)
Cash Dividends:						0
Common @ $0.36 per share			(19.3)			(19.3)
Purchase of treasury stock				(10.0)		(10.0)
Share-based compensation plans		(4.3)		4.0		(0.3)
Stock options exercised	0.2	0.5				0.7
Tax windfall on share-based compensation		0.6				0.6
Balances at December 31, 2014	$276.0	$260.3	$1,329.9	$(107.4)	$(282.8)	$1,476.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2015 (the “2015 Form 10-K”). Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior year periods have been reclassified to conform to the current period's presentation.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Restructuring Charges

During fiscal year 2015, the Company initiated a restructuring plan, which was substantially concluded during the first quarter of fiscal year 2016. The plan focused on position eliminations, site closures and exiting a material development program.

Activity and reserve balances for restructuring charges at December 31, 2015 were as follows:

($ in millions)	Reserve Balance
Reserve balance at June 30, 2015	$2.3
Cash payments	(1.3)
Restructuring charges	0.4
Other	(0.4)
Reserve balance at December 31, 2015	$1.0

The remaining reserve is expected to be substantially paid in cash during fiscal year 2016.

3.	Earnings per Common Share

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and six months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$11.5	$24.1	$20.4	$37.6
Less: earnings and dividends allocated to participating securities	—	—	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of basic earnings per common share	$11.5	$24.1	$20.3	$37.5

Weighted average number of common shares outstanding, basic	48.8	53.4	49.3	53.5

Basic earnings per common share	$0.23	$0.45	$0.41	$0.70

Net income	$11.5	$24.1	$20.4	$37.6
Less: earnings and dividends allocated to participating securities	—	—	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$11.5	$24.1	$20.3	$37.5

Weighted average number of common shares outstanding, basic	48.8	53.4	49.3	53.5
Effect of shares issuable under share-based compensation plans	0.1	0.2	0.1	0.2
Weighted average number of common shares outstanding, diluted	48.9	53.6	49.4	53.7

Diluted earnings per common share	$0.23	$0.45	$0.41	$0.70

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2015	2014	2015	2014
Stock options	1.5	0.7	1.4	0.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Inventories

Inventories consisted of the following components as of December 31, 2015 and June 30, 2015:

($ in millions)	December 31, 2015	June 30, 2015
Raw materials and supplies	$158.6	$121.7
Work in process	312.3	346.1
Finished and purchased products	216.8	188.0
Total inventory	$687.7	$655.8

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method. The Company also uses the first-in, first-out (“FIFO”) and average costs methods.

5.	Book Overdrafts

Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in accounts payable in the consolidated balance sheets and are reflected as an operating activity in the consolidated statements of cash flows. As of December 31, 2015 and June 30, 2015, the Company had net book overdrafts in certain banks of $8.1 million and $0.0 million, respectively.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2015 and June 30, 2015:

($ in millions)	December 31, 2015	June 30, 2015
Derivative financial instruments	$49.7	$32.7
Accrued compensation and benefits	40.3	44.3
Accrued postretirement benefits	14.0	14.0
Accrued interest expense	11.2	11.2
Accrued pension liabilities	3.4	3.3
Accrued income taxes	1.8	8.7
Other	35.2	38.4
Total accrued liabilities	$155.6	$152.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and six months ended December 31, 2015 and 2014 were as follows:

Three months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Service cost	$7.8	$8.0	$0.8	$1.1
Interest cost	14.4	13.5	2.5	3.0
Expected return on plan assets	(16.4)	(17.2)	(1.7)	(1.7)
Amortization of net loss	6.8	4.2	0.7	0.5
Amortization of prior service cost (benefit)	0.1	0.1	(1.6)	—
Net periodic benefit costs	$12.7	$8.6	$0.7	$2.9

Six months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2015	2014	2015	2014
Service cost	$15.6	$16.0	$1.7	$2.2
Interest cost	28.8	27.0	5.2	5.9
Expected return on plan assets	(32.9)	(34.4)	(3.5)	(3.3)
Amortization of net loss	13.7	8.4	1.4	1.0
Amortization of prior service cost (benefit)	0.2	0.2	(3.3)	—
Net periodic benefit costs	$25.4	$17.2	$1.5	$5.8

During the six months ended December 31, 2015 and 2014, the Company made $0 million and $3.9 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make no contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2016.

8.	Debt

The Company's $500.0 million syndicated credit facility (“Credit Agreement”) extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.25% as of December 31, 2015), and for Base Rate-determined loans, from 0.00% to 0.90% (0.25% as of December 31, 2015). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.150% as of December 31, 2015), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.25% as of December 31, 2015), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and reborrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2015, the Company had $7.6 million of issued letters of credit and $39.5 million of short-term borrowings under the Credit Agreement, with the balance of $452.9 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2015 and June 30, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt outstanding as of December 31, 2015 and June 30, 2015 consisted of the following:

($ in millions)	December 31, 2015	June 30, 2015
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at December 31, 2015 and June 30, 2015)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at December 31, 2015 and June 30, 2015)	253.7	252.5
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at December 31, 2015 and June 30, 2015)	299.7	299.6
Total	608.4	607.1
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$608.4	$607.1

For the three months ended December 31, 2015 and 2014, interest costs totaled $7.5 million and $7.5 million, respectively, of which $0.5 million and $0.7 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the six months ended December 31, 2015 and 2014, interest costs totaled $14.7 million and $15.1 million, respectively, of which $1.1 million and $1.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

9.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2015, the Company increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2015 and June 30, 2015 were $16.0 million and $15.9 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $500.0 million of the Company’s outstanding common stock over two years. The shares may be repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and the market price of the stock. The share repurchase program may be discontinued at any time. During the six months ended December 31, 2015, the Company purchased 2,730,183 of its common stock on the open market for an aggregate of $96.3 million. As of December 31, 2015, $279.2 million remains available for future purchases.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31, 2015	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.0
Derivative financial instruments	6.8
Total assets	$11.8

Liabilities:
Derivative financial instruments	$73.3

June 30, 2015	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.0
Derivative financial instruments	4.4
Total assets	$9.4

Liabilities:
Derivative financial instruments	$53.5

The Company’s derivative financial instruments consist of commodity forward contracts, foreign currency forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 12.

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2015		June 30, 2015
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$608.4	$598.4	$607.1	$628.6
Company-owned life insurance	$13.0	$13.0	$13.0	$13.0

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

The fair values of long-term debt as of December 31, 2015 and June 30, 2015 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2015, the Company had forward contracts to purchase 25.0 million pounds of certain raw materials with settlement dates through December 2020.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur.  Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended December 31, 2015 and 2014, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense. For the six months ended December 31, 2015 and 2014, net gains of $0.2 million and $0.2 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2015 and June 30, 2015, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of December 31, 2015 and June 30, 2015, the total notional amount of floating interest rate contracts was $150.0 million. For the three months ended December 31, 2015 and 2014, net gains of $0.6 million and $0.9 million, respectively, were recorded as a reduction to interest expense. For the six months ended December 31, 2015 and 2014, net gains of $1.3 million and $1.2 million, respectively, were recorded as a reduction to interest expense.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2015 and June 30, 2015:

December 31, 2015	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$0.9	$0.7	$2.8
Other assets	4.0	—	—	4.0
Total asset derivatives	$5.2	$0.9	$0.7	$6.8
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$49.7	$49.7
Other liabilities	—	—	23.6	23.6
Total liability derivatives	$—	$—	$73.3	$73.3

June 30, 2015	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.5	$0.2	$—	$1.7
Other assets	2.7	—	—	2.7
Total asset derivatives	$4.2	$0.2	$—	$4.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$32.7	$32.7
Other liabilities	—	—	20.8	20.8
Total liability derivatives	$—	$—	$53.5	$53.5

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $8.6 million and total liability derivatives would have been $75.1 million as of December 31, 2015.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of December 31, 2015 and June 30, 2015, the Company had $0.7 million and $0.0 million cash collateral held by counterparties, respectively.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and six months ended December 31, 2015 and 2014:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(20.2)	$(14.8)	$(38.7)	$(43.2)
Foreign exchange contracts	0.3	0.5	0.5	2.1
Total	$(19.9)	$(14.3)	$(38.2)	$(41.1)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended December 31,		Three Months Ended December 31,
		2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(11.1)	$(3.5)	$1.0	$(0.6)
Foreign exchange contracts	Net sales	0.2	0.7	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(10.8)	$(2.7)	$1.0	$(0.6)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Six Months Ended December 31,		Six Months Ended December 31,
		2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(20.5)	$(1.5)	$1.0	$(0.2)
Foreign exchange contracts	Net sales	0.1	1.0	—	—
Forward interest rate swaps	Interest expense	0.2	0.2	—	—
Total		$(20.2)	$(0.3)	$1.0	$(0.2)

The Company estimates that $26.6 million of net derivative losses included in AOCI as of December 31, 2015 will be reclassified into earnings within the next 12 months. No significant cash flow hedges were discontinued during the three and six months ended December 31, 2015.

13.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Foreign exchange	$(0.8)	$(0.3)	$(2.0)	$0.3
Unrealized gains (losses) on company-owned life insurance contracts and investments held in rabbi trusts	0.7	0.8	(0.6)	0.5
Equity in earnings (losses) of unconsolidated subsidiaries	0.3	(0.5)	0.6	(0.4)
Legal settlement	—	—	—	4.4
Other	0.1	—	0.1	—
Total other income (expense), net	$0.3	$—	$(1.9)	$4.8

14.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended December 31, 2015 was $3.6 million, or 23.8 percent of pre-tax income as compared with $14.1 million, or 36.9 percent of pre-tax income for the three months ended December 31, 2014. Income tax expense for the six months ended December 31, 2015 was $10.8 million, or 34.6 percent of pre-tax income as compared with $20.6 million, or 35.4 percent of pre-tax income for the six months ended December 31, 2014. The current period tax expense includes net tax benefits of $0.8 million primarily for additional research and development credits as a result of the December 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015. Tax expense for the six months ended December 31, 2015 also includes a discrete tax charge of $2.0 million for the deferred tax liability on unremitted foreign earnings of one of our foreign subsidiaries.  Tax expense in the prior year includes a net tax charge of $1.6 million for the unfavorable impact of bonus depreciation on domestic manufacturing benefits net of additional research and development credits as a result of the enactment of the Tax Increase Prevention Act of 2014.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2015, we had $118.5 million of indefinitely reinvested foreign earnings for which we have not provided deferred income taxes.  Due to a change in business strategy for one of our foreign subsidiaries, we have changed our intent with regard to the indefinite reinvestment of the foreign earnings for this subsidiary.  As a result of this change, we recorded a discrete deferred tax charge of $2.0 million in the first quarter of fiscal year 2016.  The remaining balance, approximately $112.9 million, of undistributed foreign earnings continues to be indefinitely reinvested.

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

On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 14 percent of the net sales for the three months ended December 31, 2015 and no single customer accounted for 10 percent or more of the Company's net sales for the three months ended December 31, 2014. On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 14 percent of the net sales for the six months ended December 31, 2015, and no single customer accounted for 10 percent or more of the Company's net sales for the six months ended December 31, 2014. Approximately 15 percent and 17 percent of the accounts receivable outstanding at December 31, 2015 and June 30, 2015, respectively, are due from one customer, Alcoa Inc.

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Net Sales:
Specialty Alloys Operations	$363.6	$438.3	$736.2	$874.2
Performance Engineered Products	85.4	133.7	177.0	263.7
Intersegment	(5.2)	(23.6)	(13.8)	(39.7)
Consolidated net sales	$443.8	$548.4	$899.4	$1,098.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Operating Income:
Specialty Alloys Operations	$41.5	$43.4	$82.7	$68.0
Performance Engineered Products	(2.9)	12.6	(3.3)	22.2
Corporate costs (including restructuring charges)	(12.7)	(7.0)	(24.8)	(17.3)
Pension earnings, interest and deferrals	(4.8)	(2.4)	(9.6)	(4.7)
Intersegment	0.7	(1.6)	1.7	(1.0)
Consolidated operating income	$21.8	$45.0	$46.7	$67.2

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Depreciation and Amortization:
Specialty Alloys Operations	$23.9	$23.2	$47.4	$46.8
Performance Engineered Products	5.7	5.9	11.4	12.0
Corporate	0.9	1.2	1.9	2.3
Intersegment	(0.2)	(0.2)	(0.4)	(0.5)
Consolidated depreciation and amortization	$30.3	$30.1	$60.3	$60.6

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Capital Expenditures:
Specialty Alloys Operations	$17.0	$52.7	$36.7	$104.3
Performance Engineered Products	2.2	16.1	11.3	22.9
Corporate	0.5	0.3	1.6	1.3
Intersegment	(0.1)	(0.7)	(0.1)	(1.1)
Consolidated capital expenditures	$19.6	$68.4	$49.5	$127.4

Segment Data	December 31, 2015	June 30, 2015
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,309.7	$2,323.0
Performance Engineered Products	475.8	499.2
Corporate	92.8	125.0
Intersegment	(37.7)	(41.3)
Consolidated total assets	$2,840.6	$2,905.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Recent Accounting Pronouncements

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The guidance in ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. If adopted as of December 31, 2015, the reclassification impact on the consolidated balance sheets would be $3.1 million from other assets to long-term debt.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This guidance indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The guidance in ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-17 on the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the three months ended December 31, 2015 and 2014 were as follows:

Three Months Ended December 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at September 30, 2015	$(34.0)	$(253.1)	$(0.3)	$(45.9)	$(333.3)
Other comprehensive loss before reclassifications	(12.4)	—	—	(2.3)	(14.7)
Amounts reclassified from AOCI (b)	6.7	3.7	—	—	10.4
Net current-period other comprehensive (loss) income	(5.7)	3.7	—	(2.3)	(4.3)
Balance at December 31, 2015	$(39.7)	$(249.4)	$(0.3)	$(48.2)	$(337.6)

Three Months Ended December 31, 2014 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at September 30, 2014	$(10.6)	$(233.7)	$(0.4)	$(23.6)	$(268.3)
Other comprehensive loss before reclassifications	(9.0)	—	—	(10.1)	(19.1)
Amounts reclassified from AOCI (b)	1.7	2.9	—	—	4.6
Net current-period other comprehensive (loss) income	(7.3)	2.9	—	(10.1)	(14.5)
Balance at December 31, 2014	$(17.9)	$(230.8)	$(0.4)	$(33.7)	$(282.8)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The changes in AOCI by component, net of tax, for the six months ended December 31, 2015 and 2014 were as follows:

Six Months Ended December 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2015	$(28.5)	$(256.8)	$(0.3)	$(42.6)	$(328.2)
Other comprehensive loss before reclassifications	(23.8)	—	—	(5.6)	(29.4)
Amounts reclassified from AOCI (b)	12.6	7.4	—	—	20.0
Net current-period other comprehensive (loss) income	(11.2)	7.4	—	(5.6)	(9.4)
Balance at December 31, 2015	$(39.7)	$(249.4)	$(0.3)	$(48.2)	$(337.6)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended December 31, 2014 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)
Other comprehensive (loss) before reclassifications	(25.7)	—	—	(18.0)	(43.7)
Amounts reclassified from AOCI (b)	0.2	5.9	—	—	6.1
Net current-period other comprehensive (loss) income	(25.5)	5.9	—	(18.0)	(37.6)
Balance at December 31, 2014	$(17.9)	$(230.8)	$(0.4)	$(33.7)	$(282.8)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the three and six months ended December 31, 2015 and 2014:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
Details about AOCI Components		2015	2014	2015	2014
Cash flow hedging items:
Commodity contracts	Cost of sales	$(11.1)	$(3.5)	$(20.5)	$(1.5)
Foreign exchange contracts	Net sales	0.2	0.7	0.1	1.0
Forward interest rate swaps	Interest expense	0.1	0.1	0.2	0.2
	Total before tax	(10.8)	(2.7)	(20.2)	(0.3)
	Tax benefit	4.1	1.0	7.6	0.1
	Net of tax	$(6.7)	$(1.7)	$(12.6)	$(0.2)

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
Details about AOCI Components		2015	2014	2015	2014
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(7.5)	$(4.7)	$(15.1)	$(9.4)
Prior service cost (credits)	(b)	1.5	(0.1)	3.1	(0.2)
	Total before tax	(6.0)	(4.8)	(12.0)	(9.6)
	Tax benefit	2.3	1.9	4.6	3.7
	Net of tax	$(3.7)	$(2.9)	$(7.4)	$(5.9)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 7. Pension and Other Postretirement Benefits for additional details).

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2015 Form 10-K. Our discussions here focus on our results during or as of the three and six month periods ended December 31, 2015 and the comparable period of fiscal year 2015, and to the extent applicable, on material changes from information discussed in the 2015 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2015 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Approximately 25 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains or losses on the commodity forward contracts are reclassified from other comprehensive income (loss) together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer-term, our customer long-term arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2016 will be $53.6 million as compared with $44.5 million in fiscal year 2015.  The following is the pension expense for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Pension plans	$12.7	$8.6	$25.4	$17.2
Other postretirement plans	0.7	2.9	1.5	5.8
Net periodic benefit costs	$13.4	$11.5	$26.9	$23.0

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2015	2014	2015	2014
Cost of sales
Service cost	$7.0	$7.3	$14.1	$14.7
Pension earnings, interest and deferrals	3.3	1.3	6.6	2.5
	10.3	8.6	20.7	17.2
Selling, general and administrative expenses
Service cost	1.6	1.8	3.2	3.6
Pension earnings, interest and deferrals	1.5	1.1	3.0	2.2
	3.1	2.9	6.2	5.8

Net pension expense	$13.4	$11.5	$26.9	$23.0

As of December 31, 2015 and June 30, 2015, amounts capitalized in gross inventory were $9.5 million and $9.5 million, respectively.

Operating Performance Overview

To date our fiscal year 2016 results reflect our efforts to effectively manage our business despite challenges in some of our key end-use markets. Our ongoing focus on driving operational efficiencies and cost management, combined with our stronger product mix, supported operating margin stability even with a decline in volume primarily in our Energy and Industrial and Consumer end-use markets. This approach also enabled us to generate consistent profitability over the last couple of quarters. Further, we continue to benefit from our market and product diversity, as our performance in our Aerospace and Defense, Transportation and Medical end-use markets helped offset our oil and gas exposure. We remain focused on strengthening our strategic position as a preferred solutions provider in the high-end premium alloy markets, while laying the groundwork to support margin growth when volumes begin to recover.

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

Results of Operations — Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014

For the three months ended December 31, 2015, we reported net income of $11.5 million, or $0.23 earnings per diluted share. Excluding special items, earnings per share would have been $0.24 per diluted share. This compares with net income for the same period a year earlier of $24.1 million, or $0.45 per diluted share. Excluding a special item, earnings per share would have been $0.48 per diluted share. The results were in line with our expectations and reflect the impacts of lower volumes principally in our Energy and Industrial and Consumer end-use markets partially offset by an improving product mix and operating cost improvements.

Net Sales

Net sales for the three months ended December 31, 2015 were $443.8 million, which was a 19 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 15 percent on a 16 percent decrease in shipment volume from the same period a year ago. The results reflect weakness in demand for materials used in the Energy end-use market primarily the oil and gas sector. In addition, this weakness in the Energy end-use market has affected order patterns for customers in our Industrial and Consumer end-use market.

Geographically, sales outside the United States decreased 17 percent from the same period a year ago to $131.0 million for the three months ended December 31, 2015. The decrease is due to a reduction in sales primarily to Europe and Canada in the Energy and Industrial and Consumer end-use markets. International sales represented 30 percent and 29 percent of total net sales for the three months ended December 31, 2015 and 2014, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2015	2014
Aerospace and Defense	$238.5	$242.7	$(4.2)	(2)%
Energy	26.6	80.2	(53.6)	(67)%
Transportation	41.2	41.9	(0.7)	(2)%
Medical	27.5	28.2	(0.7)	(2)%
Industrial and Consumer	81.7	122.4	(40.7)	(33)%
Distribution	28.3	33.0	(4.7)	(14)%
Total net sales	$443.8	$548.4	$(104.6)	(19)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and Defense	$195.6	$189.2	$6.4	3%
Energy	23.9	70.3	(46.4)	(66)%
Transportation	34.8	31.3	3.5	11%
Medical	25.8	25.7	0.1	—%
Industrial and Consumer	71.1	96.5	(25.4)	(26)%
Distribution	28.2	32.7	(4.5)	(14)%
Total net sales excluding surcharge revenue	$379.4	$445.7	$(66.3)	(15)%

Sales to the Aerospace and Defense end-use market decreased 2 percent from the second quarter a year ago to $238.5 million. Excluding surcharge revenue, sales increased 3 percent from the second quarter a year ago on a 2 percent increase in shipment volume. The results reflect a modest increase in sales of engine materials and stronger demand and improved product mix for materials used in structural applications partially offset by a decrease in sales of titanium fastener material primarily due to continued supply chain adjustments. In addition, we are experiencing strength in our defense related sales with continued spending on supported programs.

Sales to the Energy end-use market of $26.6 million reflect a 67 percent decrease from the second quarter a year ago. Excluding surcharge revenue, sales decreased 66 percent from a year ago on lower shipment volume of 68 percent. The results reflect the impact of low oil and gas prices, the slowdown in China and slowing demand, which has significantly reduced drilling and exploration activity. The North American quarterly average directional rig count decreased 58 percent from the same period a year ago.

Transportation end-use market sales decreased 2 percent from the second quarter a year ago to $41.2 million. Excluding surcharge revenue, sales increased 11 percent on 2 percent lower shipment volume from the second quarter a year ago. The shift in favorable product mix was a result of increased demand for materials used mainly in fuel system applications.

Medical end-use market sales decreased 2 percent from the second quarter a year ago to $27.5 million. Excluding surcharge revenue, sales were flat on 9 percent higher shipment volume from the second quarter a year ago. The results reflect pricing pressures on transactional business for titanium and stainless steel materials.

Industrial and Consumer end-use market sales decreased 33 percent from the second quarter a year ago to $81.7 million. Excluding surcharge revenue, sales decreased 26 percent on a 25 percent decrease in shipment volume. The results reflect a decrease in demand for materials used in capital equipment and industrial components due in part to the depressed oil and gas market.

Gross Profit

Our gross profit in the second quarter decreased 22 percent to $66.3 million, or 14.9 percent of net sales (17.5 percent of net sales excluding surcharge), as compared with $85.0 million, or 15.5 percent of net sales (19.1 percent of net sales excluding surcharge), in the same quarter a year ago. The current quarter results reflect lower volume principally in our Energy and Industrial and Consumer end-use markets partially offset by an improving product mix and lower operating costs compared to the same period a year ago.

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

	Three Months Ended December 31,
($ in millions)	2015	2014
Net sales	$443.8	$548.4
Less: surcharge revenue	64.4	102.7
Net sales excluding surcharge revenue	$379.4	$445.7

Gross profit	$66.3	$85.0

Gross margin	14.9%	15.5%

Gross margin excluding surcharge revenue	17.5%	19.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $44.5 million were 10.0 percent of net sales (11.7 percent of net sales excluding surcharge) as compared with $40.0 million and 7.3 percent of net sales (9.0 percent of net sales excluding surcharge) in the same quarter a year ago. Selling, general and administrative expenses increased due to consulting costs in the recent second quarter.

Operating Income

Our operating income in the recent second quarter was $21.8 million as compared with $45.0 million in the same period a year ago. Excluding surcharge revenue, pension EID and special items, operating margin was 7.7 percent for the current quarter as compared with 10.6 percent a year ago. Our operating results for the second quarter of fiscal year 2016 reflect lower volume principally in our Energy and Industrial and Consumer end-use markets and higher selling, general and administrative expenses partially offset by an improving product mix and lower operating costs compared to the same period a year ago.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales, pension EID and special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended December 31,
($ in millions)	2015	2014
Net sales	$443.8	$548.4
Less: surcharge revenue	64.4	102.7
Net sales excluding surcharge revenue	$379.4	$445.7

Operating income	$21.8	$45.0
Pension EID	4.8	2.4
Operating income excluding pension EID	26.6	47.4

Special items:
Consulting costs	2.6	—
Operating income excluding pension EID and special items	$29.2	$47.4

Operating margin	4.9%	8.2%

Operating margin excluding surcharge revenue, pension EID and special items	7.7%	10.6%

Interest Expense

Interest expense for the three months ended December 31, 2015 was $7.0 million compared with $6.8 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended December 31, 2015 includes net gains from interest rate swaps of $0.6 million compared with $0.9 million net gains from interest rate swaps for three months ended December 31, 2014.

Other Income, Net

Other income for the three months ended December 31, 2015 was $0.3 million as compared with other income of $0.0 million for the three months ended December 31, 2014.

Income Taxes

Income taxes in the recent second quarter were $3.6 million, or 23.8 percent of pre-tax income versus $14.1 million, or 36.9 percent of pre-tax income in the same quarter a year ago. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which included provisions that permanently extend the research and development credit retroactively from January 1, 2015; and, also extends bonus depreciation with a phase down through December 31, 2019.  As a result of the enactment, we recorded a net tax benefit of $0.8 million in the three months ended December 31, 2015 primarily for additional research and development credits.  Tax expense in the prior year includes a net tax charge of $1.6 million for the unfavorable impact of bonus depreciation on domestic manufacturing benefits net of additional research and development credits from the enactment of the Tax Increase Prevention Act of 2014.

Business Segment Results

We have two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The following table includes comparative information for volumes by business segment:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2015	2014
Specialty Alloys Operations	54,794	65,600	(10,806)	(16)%
Performance Engineered Products *	2,800	4,224	(1,424)	(34)%
Intersegment	(666)	(2,112)	1,446	68%
Consolidated pounds sold	56,928	67,712	(10,784)	(16)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$363.6	$438.3	$(74.7)	(17)%
Performance Engineered Products	85.4	133.7	(48.3)	(36)%
Intersegment	(5.2)	(23.6)	18.4	78%
Total net sales	$443.8	$548.4	$(104.6)	(19)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$299.2	$332.4	$(33.2)	(10)%
Performance Engineered Products	85.2	133.4	(48.2)	(36)%
Intersegment	(5.0)	(20.1)	15.1	75%
Total net sales excluding surcharge revenue	$379.4	$445.7	$(66.3)	(15)%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2015 for the SAO segment decreased 17 percent to $363.6 million, as compared with $438.3 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 10 percent on 16 percent lower shipment volume from a year ago.  The results reflect weakness in the Energy and Industrial and Consumer end-use markets partially offset by strengthening product mix particularly in the Aerospace and Defense and Transportation end-use markets compared to the prior year quarter.

Operating income for the SAO segment was $41.5 million or 11.4 percent of net sales (13.9 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $43.4 million or 9.9 percent of net sales (13.1 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects the lower shipment volume principally in our Energy and Industrial and Consumer end-use markets partially offset by stronger product mix and operating cost improvements.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2015 for the PEP segment decreased 36 percent to $85.4 million, as compared with $133.7 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $85.2 million decreased 36 percent from a year ago. The results reflect decreased net sales primarily due to the current weakness in the oil and gas businesses.

Operating loss for the PEP segment was $2.9 million or 3.4 percent of net sales in the recent second quarter, compared with operating income of $12.6 million or 9.4 percent of net sales in the same quarter a year ago. The results reflect the impact of weak oil and gas businesses due to limited drilling activity.

Results of Operations — Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014

Net Sales

Net sales for the six months ended December 31, 2015 were $899.4 million, which was an 18 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 14 percent on 17 percent lower shipment volume from the same period a year ago. The results reflect weakness in demand for materials used in the Energy end-use market primarily the oil and gas sector. In addition, this weakness in the Energy end-use market has affected order patterns for customers in our Industrial and Consumer end-use market.

Geographically, sales outside the United States decreased 13 percent from the same period a year ago to $270.4 million for the six months ended December 31, 2015. The decrease is primarily due to sales to Europe, Asia and Canada in the Energy and Industrial and Consumer end-use markets. International sales represented 30 percent and 29 percent of total net sales for the six months ended December 31, 2015 and 2014, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and Defense	$467.6	$477.9	$(10.3)	(2)%
Energy	63.7	159.3	(95.6)	(60)%
Transportation	86.2	83.5	2.7	3%
Medical	54.5	57.6	(3.1)	(5)%
Industrial and Consumer	169.1	250.9	(81.8)	(33)%
Distribution	58.3	69.0	(10.7)	(16)%
Total net sales	$899.4	$1,098.2	$(198.8)	(18)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Aerospace and Defense	$382.4	$369.9	$12.5	3%
Energy	56.0	138.1	(82.1)	(59)%
Transportation	71.5	62.0	9.5	15%
Medical	50.8	52.4	(1.6)	(3)%
Industrial and Consumer	145.9	195.1	(49.2)	(25)%
Distribution	58.0	68.3	(10.3)	(15)%
Total net sales excluding surcharge revenue	$764.6	$885.8	$(121.2)	(14)%

Sales to the Aerospace and Defense end-use market decreased 2 percent from the same period a year ago to $467.6 million. Excluding surcharge revenue, sales increased 3 percent from the same period a year ago on a 2 percent increase in shipment volume. The results reflect a modest increase in sales of engine materials and stronger demand and improved product mix for materials used in structural applications partially offset by a decrease in sales of titanium fastener material primarily due to continued supply chain adjustments. In addition, we are experiencing strength in our defense related sales with continued spending on supported programs.

Sales to the Energy end-use market of $63.7 million reflect a 60 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 59 percent from a year ago on lower shipment volume of 59 percent. The results reflect the impact of low oil and gas prices, the slowdown in China and slowing demand, which has significantly reduced drilling and exploration activity. The North American quarterly average directional rig count decreased 58 percent from the same period a year ago.

Transportation end-use market sales increased 3 percent from the same period a year ago to $86.2 million. Excluding surcharge revenue, sales increased 15 percent on 3 percent higher shipment volume from the same period a year ago. The shift in favorable product mix was a result of increased demand for materials used mainly in fuel system applications.

Medical end-use market sales decreased 5 percent from the same period a year ago to $54.5 million. Excluding surcharge revenue, sales decreased 3 percent on 1 percent lower shipment volume from the same period a year ago. The results reflect pricing pressures on transactional business for titanium and stainless steel materials.

Industrial and Consumer end-use market sales decreased 33 percent from the same period a year ago to $169.1 million. Excluding surcharge revenue, sales decreased 25 percent on a 31 percent decrease in shipment volume. The results reflect a decrease in demand for materials used in capital equipment and industrial components due in part to the depressed oil and gas market.

Gross Profit

Our gross profit in the six months ended December 31, 2015 decreased 12 percent to $134.9 million, or 15.0 percent of net sales (17.6 percent of net sales excluding surcharge), as compared with $154.1 million, or 14.0 percent of net sales (17.4 percent of net sales excluding surcharge), in the same period a year ago. The results reflect lower volume principally in our Energy and Industrial and Consumer end-use markets partially offset by an improving product mix and lower operating costs compared to the same period a year ago.

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

	Six Months Ended December 31,
($ in millions)	2015	2014
Net sales	$899.4	$1,098.2
Less: surcharge revenue	134.8	212.4
Net sales excluding surcharge revenue	$764.6	$885.8

Gross profit	$134.9	$154.1

Gross margin	15.0%	14.0%

Gross margin excluding dilutive effect of surcharge revenue	17.6%	17.4%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $87.8 million were 9.8 percent of net sales (11.5 percent of net sales excluding surcharge) for the six months ended December 31, 2015 as compared with $86.9 million or 7.9 percent of net sales (9.8 percent of net sales excluding surcharge) in the same period a year ago.

Restructuring Charges

During the six months ended December 31, 2015, we incurred $0.4 million of restructuring charges. These costs were trailing costs associated with the restructuring plan announced in the third quarter of fiscal year 2015.

Operating Income

Our operating income in the six months ended December 31, 2015 was $46.7 million as compared with $67.2 million in the same period a year ago. Excluding surcharge revenue, pension EID, restructuring charges and special items, operating margin was 8.1 percent for the six months ended December 31, 2015 and 2014. The results reflect lower volume principally in our Energy and Industrial and Consumer end-use markets partially offset by improving product mix and lower operating costs compared to the same period a year ago.

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

	Six Months Ended December 31,
($ in millions)	2015	2014
Net sales	$899.4	$1,098.2
Less: surcharge revenue	134.8	212.4
Net sales excluding surcharge revenue	$764.6	$885.8

Operating income	$46.7	$67.2
Pension EID	9.6	4.7
Operating income excluding pension EID	56.3	71.9

Restructuring charges and special items:
Restructuring charges	0.4	—
Consulting costs	5.1	—
Operating income excluding pension EID, restructuring charges and special items	$61.8	$71.9

Operating margin	5.2%	6.1%

Operating margin excluding surcharge revenue, pension EID, restructuring charges and special items	8.1%	8.1%

Interest Expense

Interest expense for the six months ended December 31, 2015 was $13.6 million compared with $13.8 million in the year ago period. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the six months ended December 31, 2015 includes net gains from interest rate swaps of $1.3 million compared with $1.2 million of net gains from interest rate swaps for the six months ended December 31, 2014.

Other (Expense) Income, Net

Other expense was $1.9 million for the recent six months ended December 31, 2015 compared to other income of $4.8 million in the year ago period. The results reflect the negative impacts in foreign exchange losses for the current period compared to the same period a year ago. In addition, the six months ended December 31, 2014 includes a $4.4 million favorable legal settlement.

Income Taxes

Income taxes in the six months ended December 31, 2015 were $10.8 million, or 34.6 percent of pre-tax income versus $20.6 million, or 35.4 percent of pre-tax income in the six months ended December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which permanently extends the research and development credit retroactively from January 1, 2015; and, also extends bonus depreciation with a phase down through December 31, 2019.  As a result of the enactment, we recorded a net tax benefit of $0.8 million in the six months ended December 31, 2015 primarily for additional research and development tax credits.  Tax expense for the six months ended December 31, 2015 also includes a discrete tax charge of $2.0 million recorded as a result of a decision to sell our equity investment in India.  Tax expense in the six months ended December 31, 2014, includes a net tax charge of $1.6 million for the December 2014 enactment of the Tax Increase Prevention Act of 2014 that retroactively extended the research and development credit and bonus depreciation.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2015	2014
Specialty Alloys Operations	111,606	135,718	(24,112)	(18)%
Performance Engineered Products	5,756	7,258	(1,502)	(21)%
Intersegment	(2,010)	(3,518)	1,508	43%
Consolidated pounds sold	115,352	139,458	(24,106)	(17)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$736.2	$874.2	$(138.0)	(16)%
Performance Engineered Products	177.0	263.7	(86.7)	(33)%
Intersegment	(13.8)	(39.7)	25.9	65%
Total net sales	$899.4	$1,098.2	$(198.8)	(18)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2015	2014
Specialty Alloys Operations	$600.8	$656.4	$(55.6)	(8)%
Performance Engineered Products	176.6	263.0	(86.4)	(33)%
Intersegment	(12.8)	(33.6)	20.8	62%
Total net sales excluding surcharge revenue	$764.6	$885.8	$(121.2)	(14)%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2015 for the SAO segment decreased 16 percent to $736.2 million, as compared with $874.2 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 8 percent on 18 percent lower shipment volume from a year ago.  The results reflect weakness in the Energy and Industrial and Consumer end-use markets partially offset by strengthening product mix particularly in the Aerospace and Defense and Transportation end-use markets compared to the prior year same period.

Operating income for the SAO segment was $82.7 million or 11.2 percent of net sales (13.8 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2015 as compared with $68.0 million or 7.8 percent of net sales (10.4 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects operating cost improvements, insurance recovery benefit of $4 million and stronger product mix partially offset by lower volume principally in our Energy and Industrial and Consumer end-use markets.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2015 for the PEP segment decreased 33 percent to $177.0 million, as compared with $263.7 million in the same period a year ago. Excluding surcharge revenue net sales decreased 33 percent from a year ago. The results reflect decreased net sales primarily due to the current weakness in the oil and gas businesses.

Operating loss for the PEP segment was $3.3 million or 1.9 percent of net sales in the recent six months ended December 31, 2015, compared with operating income of $22.2 million or 8.4 percent of net sales in the same period a year ago.  The results reflect the impact of weak oil and gas businesses due to limited drilling activity.

Outlook

Looking ahead, we remain focused on actively managing our business to maximize our results. Given the further worsening of the Energy and Industrial and Consumer end-use markets, we currently expect volumes in the second half of fiscal year 2016 to be up modestly compared to the first half of fiscal year 2016. We also continue to evaluate avenues to drive further operational improvements, while seeking additional volume opportunities and optimizing our product mix. We remain committed to improving our working capital efficiency and maintaining capital spending discipline. We believe these steps, combined with ongoing investment in new offerings, will position us for growth over the longer-term.

Liquidity and Financial Resources

During the six months ended December 31, 2015, we generated cash flows from operations of $71.6 million, which included a $34.8 million increase in inventory. In the same period a year ago, we generated $27.5 million, which included a $62.2 million increase in inventory in the same period a year ago. Historically, our sales in the first two fiscal quarters are typically the lowest due to the seasonality of our business and our customer order patterns. Accordingly, we generally build inventory in the first half of the fiscal year and reduce inventory in the second half of the fiscal year. As a result of the current environment coupled with contractual minimum raw material purchase agreements, we expect inventory to decline in the second half of fiscal year 2016 and to end fiscal year 2016 roughly in-line with June 30, 2015 inventory levels.

Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was positive $8.5 million as compared to negative $119.1 million for the same period a year ago. The increase in free cash flow reflects significantly lower capital spending levels largely related to the winding down in capital expenditures associated with the construction of our Athens facility.  Capital expenditures for property, equipment and software were $49.5 million for the six months ended December 31, 2015, as compared to $127.4 million for the same period a year ago.

Dividends during the six months ended December 31, 2015 and 2014 were $17.9 million and $19.3 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500 million and expires in June 2018. As of December 31, 2015, we had $7.6 million of issued letters of credit and $39.5 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement ($452.9 million) remains available to us. As of December 31, 2015, we had total liquidity of $474.0 million, including $21.1 million of cash and cash equivalents.

We believe that our cash and cash equivalents of $21.1 million as of December 31, 2015, together with cash generated from operations and available borrowing capacity of approximately $452.9 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future. From time to time during the six months ended December 31, 2015, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the six months ended December 31, 2015 was approximately $16.1 million with daily outstanding borrowings ranging from $0 million to $50.8 million during the period.

During the six months ended December 31, 2015, no cash contributions were required to be made to our qualified pension plans, and we do not expect to be required to make any cash contributions to our qualified pension plans for the remainder of fiscal year 2016.

As of December 31, 2015, we had cash and cash equivalents of approximately $19.1 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.

During the six months ended December 31, 2015, we used $96.3 million to purchase 2,730,183 shares of common stock pursuant to the terms of the share repurchase program authorized by our Board of Directors in October 2014. As of December 31, 2015, $279.2 million remains available for future purchases.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of December 31, 2015). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of December 31, 2015:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	9.96 to 1.00
Consolidated debt to capital	55% (maximum)	35%

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

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended December 31, 2015, as reported	$15.1	$(3.6)	$11.5	$0.23

Consulting costs	2.6	(0.9)	1.7	0.03
Impact of tax law change	—	(0.8)	(0.8)	(0.02)
Total impact of special items	2.6	(1.7)	0.9	0.01

Three months ended December 31, 2015, as adjusted	$17.7	$(5.3)	$12.4	$0.24

* Impact per diluted share calculated using weighted average common shares outstanding of 48.9 million.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended December 31, 2014, as reported	$38.2	$(14.1)	$24.1	$0.45

Impact of tax law change	—	1.6	1.6	0.03

Three months ended December 31, 2014, as adjusted	$38.2	$(12.5)	$25.7	$0.48

* Impact per diluted share calculated using weighted average common shares outstanding of 53.6 million.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share**
Six months ended December 31, 2015, as reported	$31.2	$(10.8)	$20.4	$0.41

Restructuring charges	0.4	(0.1)	0.3	0.01
Consulting costs	5.1	(1.8)	3.3	0.07
Income tax item*	—	2.0	2.0	0.04
Impact of tax law change	—	(0.8)	(0.8)	(0.02)
Total impact of restructuring charges and special items	5.5	(0.7)	4.8	0.10

Six months ended December 31, 2015, as adjusted	$36.7	$(11.5)	$25.2	$0.51

* As a result of a decision to sell our equity method investment in India, we have changed our intent with regard to the indefinite reinvestment of the foreign earnings from one of our subsidiaries. Accordingly, we recorded a discrete income tax charge during the six months ended December 31, 2015.

** Impact per diluted share calculated using weighted average common shares outstanding of 49.4 million.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Six months ended December 31, 2014, as reported	$58.2	$(20.6)	$37.6	$0.70

Impact of tax law change	—	1.6	1.6	0.03

Six months ended December 31, 2014, as adjusted	$58.2	$(19.0)	$39.2	$0.73

** Impact per diluted share calculated using weighted average common shares outstanding of 53.7 million.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
($ in millions)	2015	2014
Net cash provided from operating activities	$71.6	$27.5
Purchases of property, equipment and software	(49.5)	(127.4)
Proceeds from disposals of property and equipment	0.3	0.1
Other	4.0	—
Dividends paid	(17.9)	(19.3)
Free cash flow	$8.5	$(119.1)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2015, we increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2015 and June 30, 2015 were $16.0 million and $15.9 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual goodwill impairment analysis during the fourth quarter of fiscal year 2015 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

As of December 31, 2015, we had six reporting units with goodwill recorded. Goodwill associated with our SAO segment is tested at the SAO segment level and represents 76 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes 5 reporting units with goodwill recorded.

As of June 30, 2015, the latest annual impairment testing date, the fair value of all the reporting units, with the exception of Amega West Services (“Amega”), Specialty Steel Supply (“SSS”) and Carpenter Powder Products (“Powders”), substantially exceeded the carrying value.

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

Due to the recent rapid and dramatic decline in oil and other commodity prices as well weakness in macroeconomic conditions, activity levels in certain reporting units have been severely impacted. The lower activity levels have impacted and are expected to impact the results of operations for these reporting units for some time. The discounted cash flow forecasts for these reporting units for purposes of the goodwill impairment testing as of June 30, 2015 included assumptions about the expected future impacts of the reduced activity levels and assumptions related to the anticipated future recovery of activity levels in the longer-term. If the duration of the low oil and gas price environment is longer than anticipated resulting in continuing lower demand or oil and gas prices decline further, we may experience further deterioration in our cash flow forecasts than had been anticipated and that may indicate goodwill in certain reporting units may be impaired in future impairment tests.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended June 30, 2015, Form10-Q for the quarter ended September 30, 2015 and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers and suppliers, or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, cost savings and reductions, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the success of restructuring actions; and (17) share repurchases are at Carpenter’s discretion and could be affected by changes in Carpenter’s share price, operating results, capital spending, cash flows, inventory, acquisitions, investments, tax laws and general market conditions. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2015, we had approximately $67.3 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 62 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2015 is provided in Note 12 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on December 31, 2015, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of December 31, 2015 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company's shares over two years. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and the market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of December 31, 2015, $279.2 million of the $500 million remained available for future purchases. During the quarter ended December 31, 2015, the Company purchased 1,523,583 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2015	93,700	$31.35	93,700	$326.7
November 1-30, 2015	867,892	$33.78	867,892	$297.4
December 1-31, 2015	561,991	$32.36	561,991	$279.2
Quarter ended December 31, 2015	1,523,583	$33.11	1,523,583	$279.2

In addition to the share repurchase program, for the three months ended December 31, 2015, 450 shares, at an average purchase price of $30.43, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

10 (A)
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

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: February 4, 2016	/s/ Damon J. Audia
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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.