Form 10-Q
period 2016-03-31
CARPENTER TECHNOLOGY CORP
filed 2016-05-02
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the issuer’s common stock as of April 22, 2016 was 46,588,771.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$23.4	$70.0
Accounts receivable, net	271.0	304.1
Inventories	649.4	655.8
Deferred income taxes	7.5	3.3
Other current assets	64.8	37.2
Total current assets	1,016.1	1,070.4
Property, plant and equipment, net	1,347.7	1,397.0
Goodwill	244.8	257.4
Other intangibles, net	64.9	71.6
Other assets	113.0	109.5
Total assets	$2,786.5	$2,905.9
LIABILITIES
Current liabilities:
Short-term debt	$25.0	$—
Accounts payable	152.9	169.5
Accrued liabilities	137.2	152.6
Total current liabilities	315.1	322.1
Long-term debt	612.9	607.1
Accrued pension liabilities	358.4	334.1
Accrued postretirement benefits	106.7	111.2
Deferred income taxes	147.6	146.5
Other liabilities	58.8	59.0
Total liabilities	1,599.5	1,580.0
Contingencies and commitments (see Note 10)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,245,681 shares at March 31, 2016 and 55,234,942 shares at June 30, 2015; outstanding 46,582,834 shares at March 31, 2016 and 50,318,244 shares at June 30, 2015	276.2	276.2
Capital in excess of par value	272.9	266.6
Reinvested earnings	1,302.5	1,332.4
Common stock in treasury (8,662,847 shares and 4,916,698 shares at March 31, 2016 and June 30, 2015, respectively), at cost	(344.2)	(221.1)
Accumulated other comprehensive loss	(320.4)	(328.2)
Total stockholders' equity	1,187.0	1,325.9
Total liabilities and stockholders' equity	$2,786.5	$2,905.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	$456.3	$570.6	$1,355.7	$1,668.8
Cost of sales	386.3	494.8	1,150.8	1,438.9
Cost of sales - excess inventory write-down	22.5	—	22.5	—
Gross profit	47.5	75.8	182.4	229.9

Selling, general and administrative expenses	41.7	45.7	129.5	132.7
Restructuring and asset impairment charges	17.6	25.3	18.0	25.3
Goodwill impairment	12.5	—	12.5	—
Operating (loss) income	(24.3)	4.8	22.4	71.9

Interest expense	(7.2)	(7.1)	(20.8)	(20.9)
Other (expense) income, net	(1.5)	—	(3.4)	4.8

(Loss) income before income taxes	(33.0)	(2.3)	(1.8)	55.8
Income tax (benefit) expense	(9.1)	(0.9)	1.8	19.6

Net (loss) income	$(23.9)	$(1.4)	$(3.6)	$36.2

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.51)	$(0.03)	$(0.08)	$0.68
Diluted	$(0.51)	$(0.03)	$(0.08)	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.1	52.6	48.5	53.2
Diluted	47.1	52.6	48.5	53.3

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
($ in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net (loss) income	$(23.9)	$(1.4)	$(3.6)	$36.2
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(2.2), $(1.8), $(6.8) and $(5.5), respectively	3.8	3.0	11.2	8.9
Net gain (loss) on derivative instruments, net of tax of $(3.4), $8.0, $3.3 and $23.4, respectively	5.7	(13.2)	(5.5)	(38.7)
Foreign currency translation	7.7	(9.9)	2.1	(27.9)
Other comprehensive income (loss)	17.2	(20.1)	7.8	(57.7)
Comprehensive (loss) income	$(6.7)	$(21.5)	$4.2	$(21.5)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in million)

	Nine Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(3.6)	$36.2
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	90.0	91.2
Goodwill impairment charge	12.5	—
Non-cash excess inventory write-down	22.5	—
Non-cash restructuring and asset impairment charge	7.6	6.3
Deferred income taxes	(6.6)	68.4
Net pension expense	40.3	34.6
Payments from qualified pension plan associated with restructuring	9.4	7.6
Share-based compensation expense	6.8	6.8
Net loss on disposals of property and equipment	0.2	0.8
Changes in working capital and other:
Accounts receivable	32.6	6.6
Inventories	(18.0)	(18.4)
Other current assets	(13.0)	(12.0)
Accounts payable	(6.6)	(42.3)
Accrued liabilities	(22.3)	(22.7)
Pension plan contributions	—	(5.5)
Other postretirement plan contributions	(9.5)	(10.2)
Cash paid as collateral under derivative agreements	(8.0)	—
Other, net	2.9	1.0
Net cash provided from operating activities	137.2	148.4
INVESTING ACTIVITIES
Purchases of property, equipment and software	(66.1)	(152.3)
Proceeds from disposals of property and equipment	0.3	0.2
Proceeds from the sale of equity method investment	6.3	—
Other	4.0	—
Net cash used for investing activities	(55.5)	(152.1)
FINANCING ACTIVITIES
Net change in short-term debt	25.0	—
Dividends paid	(26.3)	(28.8)
Purchases of treasury stock	(123.9)	(60.3)
Payments on seller financed debt related to purchase of software	(3.7)	—
Tax benefits on share-based compensation	—	0.6
Proceeds from stock options exercised	0.3	2.3
Net cash used for financing activities	(128.6)	(86.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(46.6)	(90.6)
Cash and cash equivalents at beginning of period	70.0	120.0
Cash and cash equivalents at end of period	$23.4	$29.4
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$7.3	$9.3
Sale of equity method investment	$12.6	$—
Non-cash financing activities:
Seller financed debt related to purchase of software	$—	$4.9
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$1,325.9
Net loss			(3.6)			(3.6)
Pension and postretirement benefits gain, net of tax					11.2	11.2
Net loss on derivative instruments, net of tax					(5.5)	(5.5)
Foreign currency translation					2.1	2.1
Cash Dividends:						0
Common @ $0.54 per share			(26.3)			(26.3)
Purchase of treasury stock				(123.9)		(123.9)
Share-based compensation plans		6.2		0.8		7.0
Stock options exercised		0.3				0.3
Tax shortfall on share-based compensation		(0.2)				(0.2)
Balances at March 31, 2016	$276.2	$272.9	$1,302.5	$(344.2)	$(320.4)	$1,187.0

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2014	$275.8	$263.5	$1,311.6	$(101.4)	$(245.2)	$1,504.3
Net income			36.2			36.2
Pension and postretirement benefits gain, net of tax					8.9	8.9
Net loss on derivative instruments, net of tax					(38.7)	(38.7)
Foreign currency translation					(27.9)	(27.9)
Cash Dividends:						0
Common @ $0.54 per share			(28.8)			(28.8)
Purchase of treasury stock				(60.3)		(60.3)
Share-based compensation plans		(0.9)		4.1		3.2
Stock options exercised	0.4	1.9				2.3
Tax windfall on share-based compensation		0.6				0.6
Balances at March 31, 2015	$276.2	$265.1	$1,319.0	$(157.6)	$(302.9)	$1,399.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2015 (the “2015 Form 10-K”). Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three months ended March 31, 2016 and 2015 were $17.6 million and $25.3 million, respectively. Restructuring and asset impairment charges for the nine months ended March 31, 2016 and 2015 were $18.0 million and $25.3 million, respectively.

Restructuring charges

Fiscal Year 2016

 During the three months ended March 31, 2016, the Company recorded $10.0 million of pre-tax charges, consisting of $9.4 million associated with an early retirement incentive to be funded by the Company's qualified pension plan and $0.6 million of other severance related costs to be paid by the Company. At this time, the Company does not expect any additional charges related to these restructuring actions in the future. During the first quarter of fiscal year 2016, the Company recorded $0.4 million of restructuring costs associated with the 2015 restructuring plan.

Fiscal Year 2015

The Company recorded a pre-tax charge of $10.6 million during the three and nine months ended March 31, 2015 consisting primarily of various personnel-related costs for severance payments, medical coverage and related items. Of this charge, $3.4 million was paid by the Company and $7.6 million was paid from the Company's qualified pension plan. The charge also includes $0.4 million of non-cash forfeiture income related to stock-based compensation.

The Company recorded a pre-tax charge of $13.4 million during the three and nine months ended March 31, 2015 to exit a material development program. This includes an $8.0 million cash payment during the three and nine months ended March 31, 2015 to exit a licensing agreement and non-cash asset impairment charges totaling $5.4 million.

The Company recorded a pre-tax charge of $1.3 million during the three and nine months ended March 31, 2015 to reflect the accelerated depreciation of the property and equipment at a facility that closed in the fourth quarter of fiscal year 2015.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity and reserve balances for restructuring charges during the nine months ended March 31, 2016 were as follows:

($ in millions)	Reserve Balance
Reserve balance at June 30, 2015	$2.3
Restructuring charges	10.4
Payments from qualified pension plan associated with restructuring charges	(9.4)
Cash payments	(2.2)
Other	(0.4)
Reserve balance at March 31, 2016	$0.7

The remaining reserve is expected to be substantially paid in cash during the remainder of fiscal year 2016.

Long-lived asset impairment charge

As a result of the prolonged weakness in oil and gas drilling and exploration activities and the impact of this weakness on certain reporting units, the Company recognized non-cash impairment charges of $7.6 million on certain long-lived assets, including $6.5 million related to property, plant and equipment and $1.1 million associated with certain definite lived intangible assets.

3.    Goodwill

The Company conducts annual goodwill impairment testing at least annually as of June 30, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. The Company’s Amega West Services (“Amega”) and Specialty Steel Supply (“SSS”) reporting units have been significantly impacted by the prolonged weakness in oil and gas drilling and exploration activity driven by depressed oil prices. In connection with the Company’s latest annual impairment testing date of June 30, 2015, the discounted cash flows analysis for these reporting units included assumptions regarding the duration of the low oil price environment, the timing of an anticipated increase in activity levels and the related impact on customer buying patterns. The Company anticipated an increase in sales for these reporting units beginning in the third quarter of fiscal year 2016. However, given current market conditions, customer orders remained depressed and the reporting units’ results were lower than expected. As a result of the current quarter’s results and outlook for the balance of the fiscal year, the Company determined that an interim impairment test should be performed during the third quarter of fiscal year 2016. In connection with the interim impairment test for Amega and SSS, the Company also performed an interim goodwill impairment test for the Latrobe Distribution reporting unit, for which results have been below expectations for the last several quarters. As a result of the goodwill impairment testing completed in the third quarter, the Company determined that the goodwill associated with Amega and SSS was impaired and recorded an impairment charge of $12.5 million which represents the entire balance of the goodwill recorded for these reporting units. No impairment was identified at the interim impairment testing date for Latrobe Distribution.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2016 were as follows:

($ in millions)	June 30, 2015	Impairment Losses	Other	March 31, 2016
Goodwill	$292.1	$—	$(0.1)	$292.0
Accumulated impairment losses	(34.7)	(12.5)	—	(47.2)
Total goodwill	$257.4	$(12.5)	$(0.1)	$244.8

Specialty Alloys Operations	$195.5	$—	$—	$195.5
Performance Engineered Products	61.9	(12.5)	(0.1)	49.3
Total goodwill	$257.4	$(12.5)	$(0.1)	$244.8

The amounts included in “other” in the above table represent foreign exchange impacts on the amounts recorded in goodwill.

4.    Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three months ended March 31, 2016 and 2015 and the nine months ended March 31, 2016, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and nine months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2016	2015	2016	2015
Net (loss) income	$(23.9)	$(1.4)	$(3.6)	$36.2
Less: earnings and dividends allocated to participating securities	—	—	—	—
(Loss) earnings available for common stockholders used in calculation of basic earnings per common share	$(23.9)	$(1.4)	$(3.6)	$36.2

Weighted average number of common shares outstanding, basic	47.1	52.6	48.5	53.2

Basic (loss) earnings per common share	$(0.51)	$(0.03)	$(0.08)	$0.68

Net (loss) income	$(23.9)	$(1.4)	$(3.6)	$36.2
Less: earnings and dividends allocated to participating securities	—	—	—	—
(Loss) earnings available for common stockholders used in calculation of diluted earnings per common share	$(23.9)	$(1.4)	$(3.6)	$36.2

Weighted average number of common shares outstanding, basic	47.1	52.6	48.5	53.2
Effect of shares issuable under share-based compensation plans	—	—	—	0.1
Weighted average number of common shares outstanding, diluted	47.1	52.6	48.5	53.3

Diluted (loss) earnings per common share	$(0.51)	$(0.03)	$(0.08)	$0.68

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2016	2015	2016	2015
Stock options	1.6	1.1	1.6	0.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventories

Inventories consisted of the following components as of March 31, 2016 and June 30, 2015:

($ in millions)	March 31, 2016	June 30, 2015
Raw materials and supplies	$142.8	$121.7
Work in process	316.3	346.1
Finished and purchased products	190.3	188.0
Total inventory	$649.4	$655.8

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method. The Company also uses the first-in, first-out (“FIFO”) and average costs methods. As of March 31, 2016 and June 30, 2015, $120.5 million and $154.9 million of inventory, respectively, was accounted for using a method other than the LIFO method. During the three months ended March 31, 2016, the Company recorded a $22.5 million excess inventory adjustment due to the prolonged weakness in oil and gas businesses.

6.	Book Overdrafts

Checks outstanding in excess of bank balances create net book overdrafts, which are recorded in accounts payable in the consolidated balance sheets and are reflected as an operating activity in the consolidated statements of cash flows. As of March 31, 2016 and June 30, 2015, the Company had net book overdrafts in certain banks of $3.6 million and $0.0 million, respectively.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2016 and June 30, 2015:

($ in millions)	March 31, 2016	June 30, 2015
Derivative financial instruments	$43.2	$32.7
Accrued compensation and benefits	34.8	44.3
Accrued postretirement benefits	14.0	14.0
Accrued interest expense	5.6	11.2
Accrued pension liabilities	3.4	3.3
Accrued income taxes	1.3	8.7
Other	34.9	38.4
Total accrued liabilities	$137.2	$152.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and nine months ended March 31, 2016 and 2015 were as follows:

Three months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2016	2015	2016	2015
Service cost	$7.8	$8.0	$0.8	$1.1
Interest cost	14.4	13.5	2.5	3.0
Expected return on plan assets	(16.4)	(17.2)	(1.7)	(1.7)
Amortization of net loss	6.8	4.2	0.7	0.5
Amortization of prior service cost (benefit)	0.1	0.1	(1.6)	—
Net periodic benefit costs	$12.7	$8.6	$0.7	$2.9

Nine months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2016	2015	2016	2015
Service cost	$23.4	$24.0	$2.5	$3.3
Interest cost	43.2	40.5	7.7	9.0
Expected return on plan assets	(49.3)	(51.6)	(5.2)	(5.0)
Amortization of net loss	20.5	12.6	2.0	1.5
Amortization of prior service cost (benefit)	0.3	0.3	(4.8)	—
Net periodic benefit costs	$38.1	$25.8	$2.2	$8.8

During the nine months ended March 31, 2016 and 2015, the Company made $0 million and $5.5 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make no contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2016.

9.	Debt

The Company's $500.0 million syndicated credit facility (“Credit Agreement”) extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.45% as of March 31, 2016), and for Base Rate-determined loans, from 0.00% to 0.90% (0.45% as of March 31, 2016). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.225% as of March 31, 2016), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.45% as of March 31, 2016), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2016, the Company had $7.6 million of issued letters of credit and $25.0 million of short-term borrowings under the Credit Agreement, with the balance of $467.4 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2016 and June 30, 2015, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt outstanding as of March 31, 2016 and June 30, 2015 consisted of the following:

($ in millions)	March 31, 2016	June 30, 2015
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at March 31, 2016 and June 30, 2015)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at March 31, 2016 and June 30, 2015)	258.2	252.5
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at March 31, 2016 and June 30, 2015)	299.7	299.6
Total	612.9	607.1
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$612.9	$607.1

For the three months ended March 31, 2016 and 2015, interest costs totaled $7.6 million and $7.7 million, respectively, of which $0.4 million and $0.6 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the nine months ended March 31, 2016 and 2015, interest costs totaled $22.3 million and $22.9 million, respectively, of which $1.5 million and $2.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

10.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2016, the Company increased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2016 and June 30, 2015 were $16.1 million and $15.9 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $500.0 million of the Company’s outstanding common stock over two years. The shares may be repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and the market price of the stock. The share repurchase program may be discontinued at any time. During the nine months ended March 31, 2016, the Company purchased 3,762,200 of its common stock on the open market for an aggregate of $123.9 million. As of March 31, 2016, $251.6 million remains available for future purchases.

12.	Fair Value Measurements

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2016	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.0
Derivative financial instruments	9.2
Total assets	$14.2

Liabilities:
Derivative financial instruments	$63.1

June 30, 2015	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$5.0
Derivative financial instruments	4.4
Total assets	$9.4

Liabilities:
Derivative financial instruments	$53.5

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2016		June 30, 2015
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$612.9	$588.8	$607.1	$628.6
Company-owned life insurance	$12.2	$12.2	$13.0	$13.0

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

The fair values of long-term debt as of March 31, 2016 and June 30, 2015 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

13.	Derivatives and Hedging Activities

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2016, the Company had forward contracts to purchase 22.5 million pounds of certain raw materials with settlement dates through December 2020.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur.  Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended March 31, 2016 and 2015, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense. For the nine months ended March 31, 2016 and 2015, net gains of $0.3 million and $0.3 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2016 and June 30, 2015, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of March 31, 2016 and June 30, 2015, the total notional amount of floating interest rate contracts was $150.0 million. For the three months ended March 31, 2016 and 2015, net gains of $0.6 million and $0.8 million, respectively, were recorded as a reduction to interest expense. For the nine months ended March 31, 2016 and 2015, net gains of $1.9 million and $2.1 million, respectively, were recorded as a reduction to interest expense.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2016 and June 30, 2015:

March 31, 2016	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$0.2	$—	$0.7
Other assets	8.5	—	—	8.5
Total asset derivatives	$9.0	$0.2	$—	$9.2
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.5	$42.7	$43.2
Other liabilities	—	—	19.9	19.9
Total liability derivatives	$—	$0.5	$62.6	$63.1

June 30, 2015	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.5	$0.2	$—	$1.7
Other assets	2.7	—	—	2.7
Total asset derivatives	$4.2	$0.2	$—	$4.4
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$32.7	$32.7
Other liabilities	—	—	20.8	20.8
Total liability derivatives	$—	$—	$53.5	$53.5

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $10.9 million and total liability derivatives would have been $64.8 million as of March 31, 2016.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of March 31, 2016 and June 30, 2015, the Company had $8.0 million and $0.0 million cash collateral held by counterparties, respectively.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and nine months ended March 31, 2016 and 2015:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(2.5)	$(28.6)	$(41.3)	$(71.8)
Foreign exchange contracts	(0.2)	1.3	0.4	3.4
Total	$(2.7)	$(27.3)	$(40.9)	$(68.4)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended March 31,		Three Months Ended March 31,
		2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(12.0)	$(6.9)	$0.5	$(2.0)
Foreign exchange contracts	Net sales	0.1	0.9	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(11.8)	$(5.9)	$0.5	$(2.0)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
		Nine Months Ended March 31,		Nine Months Ended March 31,
		2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(32.6)	$(8.4)	$1.5	$(2.2)
Foreign exchange contracts	Net sales	0.2	1.9	—	—
Forward interest rate swaps	Interest expense	0.3	0.3	—	—
Total		$(32.1)	$(6.2)	$1.5	$(2.2)

The Company estimates that $23.2 million of net derivative losses included in AOCI as of March 31, 2016 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and nine months ended March 31, 2016.

14.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Foreign exchange	$—	$(0.1)	$(2.3)	$0.3
Unrealized (losses) gains on company-owned life insurance contracts and investments held in rabbi trusts	(1.3)	—	(1.8)	0.5
Equity in (losses) earnings of unconsolidated subsidiaries	(0.2)	0.1	0.6	(0.4)
Legal settlement	—	—	—	4.4
Other	—	—	0.1	—
Total other (expense) income, net	$(1.5)	$—	$(3.4)	$4.8

15.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2016 was a benefit of $9.1 million, or 27.6 percent of pre-tax loss as compared with a benefit of $0.9 million, or 39.1 percent of pre-tax loss for the three months ended March 31, 2015. Income tax expense for the nine months ended March 31, 2016 was $1.8 million, or negative 100.0 percent of pre-tax loss as compared with $19.6 million, or 35.1 percent of pre-tax income for the nine months ended March 31, 2015. The current period tax expense includes the impact of non-cash goodwill impairment charges, a portion of which is non-deductible for tax purposes, as well as a discrete tax charge of $0.8 million related to the sale of an equity investment in India.   Income tax expense for the nine months ended March 31, 2016 includes net tax benefits of $0.8 million primarily for additional research and development credits as a result of the December 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015 as well as a discrete tax charge of $2.8 million recorded as a result of the decision to sell an equity investment in India.  Income tax expense in the prior year includes a net tax charge of $1.6 million for the unfavorable impact of bonus depreciation on domestic manufacturing benefits, net of additional research and development credits, as a result of the enactment of the Tax Increase Prevention Act of 2014.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2015, the Company had $118.5 million of indefinitely reinvested foreign earnings for which deferred income taxes have not been provided.  Due to a change in business strategy for one of our foreign subsidiaries, the Company changed its intent with regard to the indefinite reinvestment of the foreign earnings for this subsidiary.  As a result of this change, the Company recorded a discrete deferred tax charge of $2.0 million in the first quarter of fiscal year 2016.  The remaining balance, approximately $112.9 million, of undistributed foreign earnings continues to be indefinitely reinvested at March 31, 2016.

16.	Business Segments

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

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as excess inventory write-downs, restructuring and asset impairment charges, goodwill impairment and other specifically-identified income or expense items.

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

On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 11 percent and 12 percent of the net sales for the three months ended March 31, 2016 and 2015, respectively. On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 13 percent of the net sales for the nine months ended March 31, 2016. There were no significant individual customers that accounted for 10 percent or more of the Company’s net sales for the nine months ended March 31, 2015. Approximately 24 percent of the accounts receivable outstanding at March 31, 2016 is due from two customers, Alcoa Inc. and Precision Castparts Corporation. Approximately 17 percent of the accounts receivable outstanding at June 30, 2015 is due from one customer, Alcoa Inc.

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Net Sales:
Specialty Alloys Operations	$370.5	$469.8	$1,106.7	$1,344.0
Performance Engineered Products	91.4	120.4	268.3	384.1
Intersegment	(5.6)	(19.6)	(19.3)	(59.3)
Consolidated net sales	$456.3	$570.6	$1,355.7	$1,668.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Operating (Loss) Income:
Specialty Alloys Operations	$45.6	$37.9	$128.3	$106.0
Performance Engineered Products	(0.9)	8.5	(4.2)	30.8
Corporate costs (including excess inventory write-down, restructuring and asset impairment charges)	(64.5)	(38.6)	(89.3)	(55.9)
Pension earnings, interest and deferrals	(4.8)	(2.4)	(14.4)	(7.1)
Intersegment	0.3	(0.6)	2.0	(1.9)
Consolidated operating (loss) income	$(24.3)	$4.8	$22.4	$71.9

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Depreciation and Amortization:
Specialty Alloys Operations	$23.4	$23.9	$70.9	$70.7
Performance Engineered Products	5.5	5.7	17.0	17.7
Corporate	0.9	1.0	2.8	3.3
Intersegment	(0.2)	0.1	(0.7)	(0.5)
Consolidated depreciation and amortization	$29.6	$30.7	$90.0	$91.2

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Capital Expenditures:
Specialty Alloys Operations	$11.2	$15.2	$47.9	$119.5
Performance Engineered Products	3.6	8.1	14.9	31.0
Corporate	1.9	1.5	3.5	2.8
Intersegment	(0.1)	—	(0.2)	(1.0)
Consolidated capital expenditures	$16.6	$24.8	$66.1	$152.3

Segment Data	March 31, 2016	June 30, 2015
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,291.4	$2,323.0
Performance Engineered Products	423.0	499.2
Corporate	107.6	125.0
Intersegment	(35.5)	(41.3)
Consolidated total assets	$2,786.5	$2,905.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance by one year. As such, the Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The guidance in ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. If adopted as of March 31, 2016, the reclassification impact on the consolidated balance sheets would be $3.0 million from other assets to long-term debt.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This guidance indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU 2015-15 to have any effect on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The guidance in ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-17 on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU No. 2016-08 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-08 on the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. ASU No. 2016-09 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-09 on the consolidated financial statements.

18.    Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the three months ended March 31, 2016 and 2015 were as follows:

Three Months Ended March 31, 2016 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2015	$(39.7)	$(249.4)	$(0.3)	$(48.2)	$(337.6)
Other comprehensive (loss) income before reclassifications	(1.7)	—	—	7.7	6.0
Amounts reclassified from AOCI (b)	7.4	3.8	—	—	11.2
Net current-period other comprehensive income	5.7	3.8	—	7.7	17.2
Balance at March 31, 2016	$(34.0)	$(245.6)	$(0.3)	$(40.5)	$(320.4)

Three Months Ended March 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2014	$(17.9)	$(230.8)	$(0.4)	$(33.7)	$(282.8)
Other comprehensive (loss) before reclassifications	(16.9)	—	—	(9.9)	(26.8)
Amounts reclassified from AOCI (b)	3.7	3.0	—	—	6.7
Net current-period other comprehensive (loss) income	(13.2)	3.0	—	(9.9)	(20.1)
Balance at March 31, 2015	$(31.1)	$(227.8)	$(0.4)	$(43.6)	$(302.9)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in AOCI by component, net of tax, for the nine months ended March 31, 2016 and 2015 were as follows:

Nine Months Ended March 31, 2016 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2015	$(28.5)	$(256.8)	$(0.3)	$(42.6)	$(328.2)
Other comprehensive (loss) income before reclassifications	(25.5)	—	—	2.1	(23.4)
Amounts reclassified from AOCI (b)	20.0	11.2	—	—	31.2
Net current-period other comprehensive (loss) income	(5.5)	11.2	—	2.1	7.8
Balance at March 31, 2016	$(34.0)	$(245.6)	$(0.3)	$(40.5)	$(320.4)

Nine Months Ended March 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2014	$7.6	$(236.7)	$(0.4)	$(15.7)	$(245.2)
Other comprehensive (loss) before reclassifications	(42.6)	—	—	(27.9)	(70.5)
Amounts reclassified from AOCI (b)	3.9	8.9	—	—	12.8
Net current-period other comprehensive (loss) income	(38.7)	8.9	—	(27.9)	(57.7)
Balance at March 31, 2015	$(31.1)	$(227.8)	$(0.4)	$(43.6)	$(302.9)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2016 and 2015:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
Details about AOCI Components		2016	2015	2016	2015
Cash flow hedging items:
Commodity contracts	Cost of sales	$(12.0)	$(6.9)	$(32.6)	$(8.4)
Foreign exchange contracts	Net sales	0.1	0.9	0.2	1.9
Forward interest rate swaps	Interest expense	0.1	0.1	0.3	0.3
	Total before tax	(11.8)	(5.9)	(32.1)	(6.2)
	Tax benefit	4.4	2.2	12.1	2.3
	Net of tax	$(7.4)	$(3.7)	$(20.0)	$(3.9)

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
Details about AOCI Components		2016	2015	2016	2015
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(7.5)	$(4.7)	$(22.5)	$(14.1)
Prior service cost (credits)	(b)	1.5	(0.1)	4.5	(0.3)
	Total before tax	(6.0)	(4.8)	(18.0)	(14.4)
	Tax benefit	2.2	1.8	6.8	5.5
	Net of tax	$(3.8)	$(3.0)	$(11.2)	$(8.9)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 8. Pension and Other Postretirement Benefits for additional details).

19.    Sale of Equity Method Investment

In March 2016, the Company completed the sale of an equity method investment in India. Under the terms of the sale agreement, the sale price is $19.0 million, with $6.3 million paid at closing, and the remaining balance to be paid in annual equal installments on the first and second anniversary of the closing, respectively. In connection with the sale, the Company recorded a $0.3 million loss included in other (expense) income, net.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2015 Form 10-K. Our discussions here focus on our results during or as of the three and nine month periods ended March 31, 2016 and the comparable period of fiscal year 2015, and to the extent applicable, on material changes from information discussed in the 2015 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2015 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2016 will be $53.6 million as compared with $44.5 million in fiscal year 2015.  The following is the pension expense for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Pension plans	$12.7	$8.6	$38.1	$25.8
Other postretirement plans	0.7	2.9	2.2	8.8
Net periodic benefit costs	$13.4	$11.5	$40.3	$34.6

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2016	2015	2016	2015
Cost of sales
Service cost	$7.0	$7.3	$21.1	$22.0
Pension earnings, interest and deferrals	3.3	1.3	9.9	3.7
	10.3	8.6	31.0	25.7
Selling, general and administrative expenses
Service cost	1.6	1.8	4.8	5.5
Pension earnings, interest and deferrals	1.5	1.1	4.5	3.4
	3.1	2.9	9.3	8.9

Net pension expense	$13.4	$11.5	$40.3	$34.6

As of March 31, 2016 and June 30, 2015, amounts capitalized in gross inventory were $9.3 million and $9.5 million, respectively.

Operating Performance Overview

To date our fiscal year 2016 results, reflect the ongoing execution of our new Carpenter operating model which began less than one year ago. Our operating model is unlocking manufacturing efficiencies and commercial opportunities, while also driving further improvements in working capital efficiency and capital spending discipline. As a result, during the third quarter of fiscal year 2016 we experienced notable margin expansion in Specialty Alloys Operations (“SAO”) and strong free cash flow in a difficult market. We are aggressively managing our business and leveraging our core strengths as we continue to position Carpenter for long-term growth.

The low price of oil continues to have a significant impact on drilling and exploration activity within the Energy end-use market. The overall market remains volatile and the timing and extent of a recovery in oil prices necessary to spark a sustainable increase in activity from current levels remains unclear. As a result, the Company recognized pre-tax, non-cash asset impairment charges of $42.6 million in the third quarter, related to certain assets in the Company’s oil and gas businesses. Despite the impairment charges, the lingering sector downturn and its negative impact on our business, we continue to believe the Energy end-use market remains a long-term growth opportunity.

The majority of these non-cash impairment charges related to certain assets in the Company’s oil and gas businesses within the Performance Engineered Products (“PEP”) segment and consist of:

•	Goodwill impairment charges totaling $12.5 million

•	Impairment of intangible assets and property and equipment charges totaling $7.6 million

•	Excess inventory write-down charges of approximately $22.5 million

In addition, the Company reported certain other special charges in the current third quarter as follows:

•	Early retirement incentive offered to certain employees that will be funded by the Company’s pension plan totaling $9.4 million

•	Consulting costs totaling $2.1 million

•	Other severance charges associated with certain position eliminations totaling $0.6 million

•	An income tax charge of $0.8 million associated with the completion of the sale of an equity method investment in India

Results of Operations — Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

For the three months ended March 31, 2016, we reported net loss of $23.9 million, or $0.51 loss per diluted share. Excluding special items, earnings per share would have been $0.30 per diluted share. This compares with net loss for the same period a year earlier of $1.4 million, or $0.03 loss per diluted share. Excluding special items, earnings per share would have been $0.32 per diluted share for the three months ended March 31, 2015. The current period results were in line with our expectations and reflect the impacts of lower volumes principally in our Energy, Industrial and Consumer and Aerospace and Defense end-use markets, partially offset by operating cost improvements and improving product mix.

Net Sales

Net sales for the three months ended March 31, 2016 were $456.3 million, which was a 20 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 13 percent on an 11 percent decrease in shipment volume from the same period a year ago. The results reflect lower demand for materials used in the Energy, Industrial and Consumer and Aerospace and Defense end-use markets.

Geographically, sales outside the United States decreased 14 percent from the same period a year ago to $148.3 million for the three months ended March 31, 2016. The decrease is due to a reduction in sales primarily to Canada and Asia in the Energy and Aerospace and Defense end-use markets. In addition, there was a decrease in sales to Europe in the Aerospace and Defense and Industrial and Consumer end-use markets. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.4 million decrease in sales during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. International sales represented 33 percent and 30 percent of total net sales for the three months ended March 31, 2016 and 2015, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended March 31,		$ Decrease	% Decrease
($ in millions)	2016	2015
Aerospace and Defense	$236.2	$275.5	$(39.3)	(14)%
Energy	37.1	71.7	(34.6)	(48)%
Transportation	39.1	43.0	(3.9)	(9)%
Medical	30.3	31.6	(1.3)	(4)%
Industrial and Consumer	82.7	114.7	(32.0)	(28)%
Distribution	30.9	34.1	(3.2)	(9)%
Total net sales	$456.3	$570.6	$(114.3)	(20)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Aerospace and Defense	$200.9	$213.9	$(13.0)	(6)%
Energy	33.6	60.8	(27.2)	(45)%
Transportation	34.1	33.4	0.7	2%
Medical	28.9	29.0	(0.1)	—%
Industrial and Consumer	74.1	92.0	(17.9)	(19)%
Distribution	30.8	33.8	(3.0)	(9)%
Total net sales excluding surcharge revenue	$402.4	$462.9	$(60.5)	(13)%

Sales to the Aerospace and Defense end-use market decreased 14 percent from the third quarter a year ago to $236.2 million. Excluding surcharge revenue, sales decreased 6 percent from the third quarter a year ago on a 6 percent decrease in shipment volume. The results reflect a decrease in sales of engine materials, titanium fasteners and structural applications. This was partially offset by an increase in our defense related sales with continued spending on supported programs.

Sales to the Energy end-use market of $37.1 million reflect a 48 percent decrease from the third quarter a year ago. Excluding surcharge revenue, sales decreased 45 percent from a year ago on lower shipment volume of 38 percent. The results reflect the impact of low oil and gas prices driven primarily by reduced drilling and exploration activity, partially offset by an increase in demand for power generation materials. The North American quarterly average directional rig count decreased 58 percent from the same period a year ago.

Transportation end-use market sales decreased 9 percent from the third quarter a year ago to $39.1 million. Excluding surcharge revenue, sales increased 2 percent on 6 percent lower shipment volume from the third quarter a year ago. The shift in favorable product mix was a result of increased demand for materials used mainly in fuel system applications.

Medical end-use market sales decreased 4 percent from the third quarter a year ago to $30.3 million. Excluding surcharge revenue, sales were flat on 4 percent lower shipment volume from the third quarter a year ago. The results reflect the continued pricing pressure on our transactional business for titanium and stainless steel materials.

Industrial and Consumer end-use market sales decreased 28 percent from the third quarter a year ago to $82.7 million. Excluding surcharge revenue, sales decreased 19 percent on a 13 percent decrease in shipment volume. The results reflect a decrease in demand for materials used in capital equipment and industrial components due in part to the depressed oil and gas market.

Gross Profit

Our gross profit in the third quarter decreased 37 percent to $47.5 million, or 10.4 percent of net sales as compared with $75.8 million, or 13.3 percent of net sales in the same quarter a year ago. Excluding the impacts of the excess inventory write-down and surcharge revenue, our gross margin in the third quarter was 17.4 percent as compared 16.4 percent in the same period a year ago. The current quarter results reflect operating cost improvements partially offset by lower volume principally in our Energy, Industrial and Consumer and Aerospace and Defense end-use markets compared to the same period a year ago.

 Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin excluding the impact of the excess inventory write-down for the comparative three month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2016	2015
Net sales	$456.3	$570.6
Less: surcharge revenue	53.9	107.7
Net sales excluding surcharge revenue	$402.4	$462.9

Gross profit	$47.5	$75.8
Excess inventory write-down	22.5	—
Gross profit excluding the excess inventory write-down	$70.0	$75.8

Gross margin	10.4%	13.3%

Gross margin excluding surcharge revenue and excess inventory write-down	17.4%	16.4%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $41.7 million were 9.1 percent of net sales (10.4 percent of net sales excluding surcharge) as compared with $45.7 million and 8.0 percent of net sales (9.9 percent of net sales excluding surcharge) in the same quarter a year ago. Selling, general and administrative expenses decreased due to lower variable compensation in the recent third quarter.

Restructuring and Asset Impairment Charges

During the recent third quarter, we incurred $17.6 million of restructuring and asset impairment charges. As a result of the macroeconomic conditions, principally due to the decline in oil prices, we recognized non-cash impairment charges of $7.6 million to write-down property, plant and equipment and other intangibles. We also recorded $10.0 million of restructuring charges consisting primarily of costs associated with an early retirement incentive that resulted in reducing approximately 130 production and maintenance positions.

During the third quarter of fiscal year 2015, we incurred $25.3 million of restructuring charges. We implemented a reduction of approximately 200, or 10 percent, of the total salaried positions resulting in a charge of $10.6 million consisting primarily of various personnel-related costs to cover severance payments, medical coverage and related items. Also, we exited the ultra-fine grain materials development program resulting in a charge of $13.4 million. In addition, we announced the closure of a facility resulting in a charge of $1.3 million to reflect the write-down of certain property and equipment.

Goodwill Impairment Charge

The Company’s Amega West Services (“Amega”) and Specialty Steel Supply (“SSS”) reporting units have been significantly impacted by the prolonged weakness in oil and gas drilling and exploration activity driven by depressed oil prices. As a result, during the three months ended March 31, 2016 we recorded an impairment charge of $12.5 million which represents the entire balance of the goodwill recorded for these reporting units.

Operating Income

Our operating loss in the recent third quarter was $24.3 million or 5.3 percent of net sales as compared with operating income of $4.8 million or 0.8 percent of net sales in the same quarter a year ago. Excluding surcharge revenue, pension EID and other special items, operating margin was 8.7 percent for the current quarter as compared with 7.6 percent a year ago. The increase in our operating margin for the third quarter of fiscal year 2016 reflects operating cost improvements and fixed cost reductions partially offset by lower volume principally in our Energy, Industrial and Consumer and Aerospace and Defense end-use markets compared to the same period a year ago.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales, pension EID, excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and other special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2016	2015
Net sales	$456.3	$570.6
Less: surcharge revenue	53.9	107.7
Net sales excluding surcharge revenue	$402.4	$462.9

Operating (loss) income	$(24.3)	$4.8
Pension EID	4.8	2.4
Operating (loss) income excluding pension EID	(19.5)	7.2
Special items:
Excess inventory write-down	22.5	—
Restructuring and asset impairment charges	17.6	25.3
Goodwill impairment	12.5	—
Consulting costs	2.1	2.6
Operating income excluding pension EID and other special items	$35.2	$35.1

Operating margin	(5.3)%	0.8%

Operating margin excluding surcharge, pension EID and other special items	8.7%	7.6%

Interest Expense

Interest expense for the three months ended March 31, 2016 was $7.2 million compared with $7.1 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended March 31, 2016 includes net gains from interest rate swaps of $0.6 million compared with $0.8 million net gains from interest rate swaps for three months ended March 31, 2015.

Other (Expense) Income, Net

Other expense for the three months ended March 31, 2016 was $1.5 million as compared with other income of $0.0 million for the three months ended March 31, 2015.

Income Taxes

Income taxes in the recent third quarter were a benefit of $9.1 million, or 27.6 percent of pre-tax loss versus a benefit of $0.9 million, or 39.1 percent of pre-tax loss in the same quarter a year ago. Income taxes in the current quarter reflect the impact of non-cash impairment charges related to certain assets in the Company’s oil and gas business as well as a discrete tax charge of $0.8 million for the impact of the sale of our equity investment in India.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2016	2015
Specialty Alloys Operations	59,082	67,232	(8,150)	(12)%
Performance Engineered Products *	2,774	3,806	(1,032)	(27)%
Intersegment	(518)	(1,986)	1,468	74%
Consolidated pounds sold	61,338	69,052	(7,714)	(11)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Specialty Alloys Operations	$370.5	$469.8	$(99.3)	(21)%
Performance Engineered Products	91.4	120.4	(29.0)	(24)%
Intersegment	(5.6)	(19.6)	14.0	71%
Total net sales	$456.3	$570.6	$(114.3)	(20)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Specialty Alloys Operations	$316.5	$360.0	$(43.5)	(12)%
Performance Engineered Products	91.2	120.1	(28.9)	(24)%
Intersegment	(5.3)	(17.2)	11.9	69%
Total net sales excluding surcharge revenue	$402.4	$462.9	$(60.5)	(13)%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2016 for the SAO segment decreased 21 percent to $370.5 million, as compared with $469.8 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 12 percent on 12 percent lower shipment volume from a year ago.  The results reflect weakness in the Energy and Industrial and Consumer end-use markets compared to the prior year quarter.

Operating income for the SAO segment was $45.6 million or 12.3 percent of net sales (14.4 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $37.9 million or 8.1 percent of net sales (10.5 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects cost improvement due to the execution of our new Carpenter operating model and the impact of the fixed cost restructuring program implemented in the second half of fiscal year 2015.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2016 for the PEP segment decreased 24 percent to $91.4 million, as compared with $120.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $91.2 million decreased 24 percent from a year ago. The results reflect decreased demand primarily due to the current weakness in the oil and gas businesses.

Operating loss for the PEP segment was $0.9 million or 1.0 percent of net sales in the recent third quarter, compared with operating income of $8.5 million or 7.1 percent of net sales in the same quarter a year ago. The results reflect the impact of the weak oil and gas businesses due to limited drilling activity.

Results of Operations — Nine Months Ended March 31, 2016 vs. Nine Months Ended March 31, 2015

Net Sales

Net sales for the nine months ended March 31, 2016 were $1,355.7 million, which was a 19 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 13 percent on 15 percent lower shipment volume from the same period a year ago. The results reflect weakness in demand for materials used in the Energy end-use market primarily the oil and gas sector. In addition, this weakness in the Energy end-use market has affected order patterns for customers in our Industrial and Consumer end-use market.

Geographically, sales outside the United States decreased 14 percent from the same period a year ago to $418.7 million for the nine months ended March 31, 2016. The decrease is primarily due to sales to Asia and Canada in the Energy and Industrial and Consumer end-use markets. In addition, sales to Europe decreased in the Aerospace and Defense, Industrial and Consumer and Medical end-use markets. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in an $8.5 million decrease in sales during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. International sales represented 31 percent and 29 percent of total net sales for the nine months ended March 31, 2016 and 2015, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Nine Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2016	2015
Aerospace and Defense	$703.6	$753.5	$(49.9)	(7)%
Energy	100.8	231.0	(130.2)	(56)%
Transportation	125.3	126.5	(1.2)	(1)%
Medical	84.9	89.2	(4.3)	(5)%
Industrial and Consumer	251.9	365.6	(113.7)	(31)%
Distribution	89.2	103.0	(13.8)	(13)%
Total net sales	$1,355.7	$1,668.8	$(313.1)	(19)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Aerospace and Defense	$583.5	$583.7	$(0.2)	—%
Energy	89.6	198.9	(109.3)	(55)%
Transportation	105.5	95.4	10.1	11%
Medical	79.7	81.4	(1.7)	(2)%
Industrial and Consumer	219.9	287.2	(67.3)	(23)%
Distribution	88.8	102.1	(13.3)	(13)%
Total net sales excluding surcharge revenue	$1,167.0	$1,348.7	$(181.7)	(13)%

Sales to the Aerospace and Defense end-use market decreased 7 percent from the same period a year ago to $703.6 million. Excluding surcharge revenue, sales were flat from the same period a year ago on a 1 percent decrease in shipment volume. The results reflect a decrease in sales of engine materials and titanium fastener material partially offset by stronger demand and improved product mix for materials used in structural applications. In addition, we are experiencing strength in our defense related sales with continued spending on supported programs.

Sales to the Energy end-use market of $100.8 million reflect a 56 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 55 percent from a year ago on lower shipment volume of 52 percent. The results reflect the impact of low oil and gas prices, the slowdown in China and slowing demand, which has significantly reduced drilling and exploration activity. The North American average directional rig count decreased 58 percent from the same period a year ago.

Transportation end-use market sales decreased 1 percent from the same period a year ago to $125.3 million. Excluding surcharge revenue, sales increased 11 percent on flat shipment volume from the same period a year ago. The shift in favorable product mix was a result of increased demand for materials used mainly in fuel system applications.

Medical end-use market sales decreased 5 percent from the same period a year ago to $84.9 million. Excluding surcharge revenue, sales decreased 2 percent on 2 percent lower shipment volume from the same period a year ago. The results reflect pricing pressures on transactional business for titanium and stainless steel materials.

Industrial and Consumer end-use market sales decreased 31 percent from the same period a year ago to $251.9 million. Excluding surcharge revenue, sales decreased 23 percent on a 26 percent decrease in shipment volume. The results reflect decreased demand for materials used in capital equipment and industrial components due in part to the depressed oil and gas market.

Gross Profit

Our gross profit in the nine months ended March 31, 2016 decreased 21 percent to $182.4 million, or 13.5 percent of net sales as compared with $229.9 million, or 13.8 percent of net sales. Excluding the impacts of the excess inventory write-down and surcharge revenue, our gross margin in the nine months ended March 31, 2016 was 17.6 percent as compared to 17.0 percent in the same period a year ago. The results reflect lower operating costs partially offset by lower volume principally in our Energy and Industrial and Consumer end-use markets compared to the same period a year ago.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin excluding the impact of the excess inventory write-down for the comparative nine month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2016	2015
Net sales	$1,355.7	$1,668.8
Less: surcharge revenue	188.7	320.1
Net sales excluding surcharge revenue	$1,167.0	$1,348.7

Gross profit	$182.4	$229.9
Excess inventory write-down	22.5	—
Gross profit excluding the excess inventory write-down	$204.9	$229.9

Gross margin	13.5%	13.8%

Gross margin excluding dilutive effect of surcharge revenue and excess inventory write-down	17.6%	17.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $129.5 million were 9.6 percent of net sales (11.1 percent of net sales excluding surcharge) for the nine months ended March 31, 2016 as compared with $132.7 million or 8.0 percent of net sales (9.8 percent of net sales excluding surcharge) in the same period a year ago.  Selling, general and administrative expenses decreased due to cost savings as result of the restructuring actions taken in fiscal year 2015 partially offset by consulting costs related to the Business Management Office and strategic business reviews.

Restructuring and Asset Impairment Charges

During the nine months ended March 31, 2016, we incurred $18.0 million of restructuring and asset impairment charges. This included $7.6 million to write-down property, plant and equipment and other intangibles and $10.4 million consisting primarily of an early retirement incentive that resulted in reducing approximately 130 production and maintenance positions.

During the nine months ended March 31, 2015, we incurred $25.3 million of restructuring charges. We implemented a reduction of approximately 200, or 10 percent, of the total salaried positions resulting in a charge of $10.6 million consisting primarily of various personnel-related costs to cover severance payments, medical coverage and related items. Also, we exited the ultra-fine grain materials development program resulting in a charge of $13.4 million during the nine months ended March 31, 2015. In addition, we announced the closure of a facility resulting in a charge of $1.3 million to reflect the write-down of certain property and equipment.

Goodwill Impairment Charge

The Company’s Amega and SSS reporting units have been significantly impacted by the prolonged weakness in oil and gas drilling and exploration activity driven by depressed oil prices. As a result, during the nine months ended March 31, 2016 we recorded an impairment charge of $12.5 million which represents the entire balance of the goodwill recorded for these reporting units.

Operating Income

Our operating income in the nine months ended March 31, 2016 was $22.4 million, or 1.7 percent of net sales as compared with $71.9 million, or 4.3 percent of net sales in the same period a year ago. Excluding surcharge revenue, pension EID and other special items, operating margin was 8.3 percent for the nine months ended March 31, 2016 and 7.9 percent for the same period a year ago. The increase in the operating margin reflects improving product mix, operating cost improvements and overhead cost reductions partially offset by lower volume principally in our Energy and Industrial and Consumer end-use markets compared to the same period a year ago.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as other special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales, pension EID, the excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and other special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2016	2015
Net sales	$1,355.7	$1,668.8
Less: surcharge revenue	188.7	320.1
Net sales excluding surcharge revenue	$1,167.0	$1,348.7

Operating income	$22.4	$71.9
Pension EID	14.4	7.1
Operating income excluding pension EID	36.8	79.0

Special items:
Excess inventory write-down	22.5	—
Restructuring and asset impairment charges	18.0	25.3
Goodwill impairment	12.5	—
Consulting costs	7.2	2.6
Operating income excluding pension EID and other special items	$97.0	$106.9

Operating margin	1.7%	4.3%

Operating margin excluding surcharge, pension EID and other special items	8.3%	7.9%

Interest Expense

Interest expense for the nine months ended March 31, 2016 was $20.8 million compared with $20.9 million in the year ago period. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the nine months ended March 31, 2016 includes net gains from interest rate swaps of $1.9 million compared with $2.0 million of net gains from interest rate swaps for the nine months ended March 31, 2015.

Other (Expense) Income, Net

Other expense was $3.4 million for the recent nine months ended March 31, 2016 compared to other income of $4.8 million in the year ago period. The results reflect the negative impacts in foreign exchange losses and unfavorable market return on certain investments for the current period compared to the same period a year ago. In addition, the nine months ended March 31, 2015 includes a $4.4 million favorable legal settlement.

Income Taxes

Income tax expense in the nine months ended March 31, 2016 was $1.8 million, or negative 100.0 percent of pre-tax loss versus $19.6 million, or 35.1 percent of pre-tax income in the nine months ended March 31, 2015. Income tax expense in the nine months ended March 31, 2016 includes a net tax benefit of $0.8 million for the December 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015 which permanently extended the research and development credit retroactively from January 1, 2015; and also extended bonus depreciation with a phase down through December 31, 2019.  Income tax expense for the nine months ended March 31, 2016 also includes a discrete tax charge of $2.8 million recorded as a result of a decision to sell our equity investment in India.  Income tax expense in the nine months ended March 31, 2015 includes a net tax charge of $1.6 million for the December 2014 enactment of the Tax Increase Prevention Act of 2014 that retroactively extended the research and development credit and bonus depreciation.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Nine Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2016	2015
Specialty Alloys Operations	170,690	202,952	(32,262)	(16)%
Performance Engineered Products	8,530	11,064	(2,534)	(23)%
Intersegment	(2,530)	(5,506)	2,976	54%
Consolidated pounds sold	176,690	208,510	(31,820)	(15)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Specialty Alloys Operations	$1,106.7	$1,344.0	$(237.3)	(18)%
Performance Engineered Products	268.3	384.1	(115.8)	(30)%
Intersegment	(19.3)	(59.3)	40.0	67%
Total net sales	$1,355.7	$1,668.8	$(313.1)	(19)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Specialty Alloys Operations	$917.2	$1,016.4	$(99.2)	(10)%
Performance Engineered Products	267.8	383.1	(115.3)	(30)%
Intersegment	(18.0)	(50.8)	32.8	65%
Total net sales excluding surcharge revenue	$1,167.0	$1,348.7	$(181.7)	(13)%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2016 for the SAO segment decreased 18 percent to $1,106.7 million, as compared with $1,344.0 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 10 percent on 16 percent lower shipment volume from a year ago.  The results reflect weakness in the Energy and Industrial and Consumer end-use markets compared to the prior year same period.

Operating income for the SAO segment was $128.3 million or 11.6 percent of net sales (14.0 percent of net sales excluding surcharge revenue) in the recent nine months ended March 31, 2016 as compared with $106.0 million or 7.9 percent of net sales (10.4 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects operating cost improvements, an insurance recovery benefit of $4 million and stronger product mix partially offset by lower volume principally in our Energy and Industrial and Consumer end-use markets.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2016 for the PEP segment decreased 30 percent to $268.3 million, as compared with $384.1 million in the same period a year ago. Excluding surcharge revenue net sales decreased 30 percent from a year ago. The results reflect decreased net sales primarily due to the current weakness in the oil and gas businesses.

Operating loss for the PEP segment was $4.2 million or 1.6 percent of net sales in the recent nine months ended March 31, 2016, compared with operating income of $30.8 million or 8.0 percent of net sales in the same period a year ago. The results reflect the impact of the weak oil and gas businesses due to limited drilling activity.

Liquidity and Financial Resources

During the nine months ended March 31, 2016, we generated cash flows from operations of $137.2 million compared to $148.4 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was positive $55.4 million as compared to negative $32.5 million for the same period a year ago. The increase in free cash flow reflects significantly lower capital spending levels largely related to the winding down in capital expenditures associated with the construction of our Athens facility.  Capital expenditures for property, equipment and software were $66.1 million for the nine months ended March 31, 2016 as compared to $152.3 million for the same period a year ago.

Dividends during the nine months ended March 31, 2016 and 2015 were $26.3 million and $28.8 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement of $150 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500 million and expires in June 2018. As of March 31, 2016, we had $7.6 million of issued letters of credit and $25.0 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement ($467.4 million) remains available to us. As of March 31, 2016, we had total liquidity of $490.8 million, including $23.4 million of cash and cash equivalents.

We believe that our cash and cash equivalents of $23.4 million as of March 31, 2016, together with cash generated from operations and available borrowing capacity of $467.4 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future. From time to time during the nine months ended March 31, 2016, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the nine months ended March 31, 2016 was approximately $17.6 million with daily outstanding borrowings ranging from $0 million to $50.8 million during the period.

During the nine months ended March 31, 2016, no cash contributions were required to be made to our qualified pension plans, and we do not expect to be required to make any cash contributions to our qualified pension plans for the remainder of fiscal year 2016.

As of March 31, 2016, we had cash and cash equivalents of approximately $22.3 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.

During the nine months ended March 31, 2016, we used $123.9 million to purchase 3,762,200 shares of common stock pursuant to the terms of the share repurchase program authorized by our Board of Directors in October 2014. As of March 31, 2016, $251.6 million remains available for future purchases.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of March 31, 2016). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2016, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of March 31, 2016:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	8.8 to 1.00
Consolidated debt to capital	55% (maximum)	35%

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

Net Sales and Gross Margin Excluding Surcharge Revenue and Other Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, as well as the excess inventory write-down, which represent financial measures that have not been determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding the excess inventory write-down from gross profit and gross margin is helpful in analyzing our operating performance as the excess inventory write-down is not indicative of ongoing operating performance. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharge revenue and the excess inventory write-down, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and the excess inventory write-down is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharge Revenue, Pension EID and Other Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge revenue, pension EID, the excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and other special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension EID, the excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and other special items from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets and the excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and other special items are not indicative of ongoing operating performance. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID, the excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and other special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating income and operating margin excluding surcharge revenue, pension EID, the excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	(Loss) Income Before Income Taxes	Income Tax Benefit (Expense)	Net (Loss) Income	(Loss) Earnings Per Diluted Share**
Three months ended March 31, 2016, as reported	$(33.0)	$9.1	$(23.9)	$(0.51)

Special items:
Excess inventory write-down	22.5	(7.8)	14.7	0.31
Restructuring and asset impairment charges	17.6	(5.6)	12.0	0.26
Goodwill impairment	12.5	(3.2)	9.3	0.20
Consulting costs	2.1	(0.7)	1.4	0.03
Income tax item	—	0.8	0.8	0.01
Total impact of special items	54.7	(16.5)	38.2	0.81

Three months ended March 31, 2016, as adjusted	$21.7	$(7.4)	$14.3	$0.30

** Impact per diluted share calculated using weighted average common shares outstanding of 47.1 million for the three months ended March 31, 2016.

($ in millions, except per share amounts)	(Loss) Income Before Income Taxes	Income Tax Benefit (Expense)	Net (Loss) Income	(Loss) Earnings Per Diluted Share**
Three months ended March 31, 2015, as reported	$(2.3)	$0.9	$(1.4)	$(0.03)

Special items:
Restructuring charges	25.3	(8.7)	16.6	0.32
Consulting costs	2.6	(0.9)	1.7	0.03
Total impact of special items	27.9	(9.6)	18.3	0.35

Three months ended March 31, 2015, as adjusted	$25.6	$(8.7)	$16.9	$0.32

** Impact per diluted share calculated using weighted average common shares outstanding of 52.6 million for the three months ended March 31, 2015.

($ in millions, except per share amounts)	(Loss) Income Before Income Taxes	Income Tax Benefit (Expense)	Net (Loss) Income	(Loss) Earnings Per Diluted Share**
Nine months ended March 31, 2016, as reported	$(1.8)	$(1.8)	$(3.6)	$(0.08)

Special items:
Excess inventory write-down	22.5	(7.8)	14.7	0.30
Restructuring and asset impairment charges	18.0	(5.7)	12.3	0.25
Goodwill impairment	12.5	(3.2)	9.3	0.19
Consulting costs	7.2	(2.5)	4.7	0.10
Income tax item	—	2.8	2.8	0.06
Impact of tax law change	—	(0.8)	(0.8)	(0.01)
Total impact of special items	60.2	(17.2)	43.0	0.89

Nine months ended March 31, 2016, as adjusted	$58.4	$(19.0)	$39.4	$0.81

** Impact per diluted share calculated using weighted average common shares outstanding of 48.5 million for the nine months ended March 31, 2016.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax (Expense)	Net Income	Earnings Per Diluted Share*
Nine months ended March 31, 2015, as reported	$55.8	$(19.6)	$36.2	$0.68

Special items:
Restructuring charges	25.3	(8.7)	16.6	0.32
Consulting costs	2.6	(0.9)	1.7	0.03
Total impact of special items	27.9	(9.6)	18.3	0.35

Nine months ended March 31, 2015, as adjusted	$83.7	$(29.2)	$54.5	$1.03

** Impact per diluted share calculated using weighted average common shares outstanding of 53.3 million for the nine months ended March 31, 2015.

Management believes that the presentation of earnings per share adjusted to exclude the impacts of the excess inventory write-down, restructuring and asset impairment charges, goodwill impairment and other special items is helpful in analyzing the operating performance of the Company, as these costs are not indicative of ongoing operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted earnings per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
($ in millions)	2016	2015
Net cash provided from operating activities	$137.2	$148.4
Purchases of property, equipment and software	(66.1)	(152.3)
Proceeds from disposals of property and equipment	0.3	0.2
Proceeds from the sale of equity method investment	6.3	—
Dividends paid	(26.3)	(28.8)
Other	4.0	—
Free cash flow	$55.4	$(32.5)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2016, we increased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2016 and June 30, 2015 were $16.1 million and $15.9 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Goodwill

Goodwill is not amortized, but instead is tested at least annually for impairment, at the reporting unit level.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated based principally upon discounted cash flow analysis.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.  The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts are developed based on assumptions about each reporting unit’s markets, product offerings, pricing, capital expenditures and working capital requirements as well as cost performance. The discount rates used in the discounted cash flow are estimated based on a market participant’s perspective of each reporting unit's weighted average cost of capital.  The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption. The income tax rates used in the discounted cash flow analysis represent estimates of the long-term statutory income tax rates for each reporting unit based on the jurisdictions in which the reporting units operate.

Since the last annual impairment testing as of June 30, 2015 for the Amega and SSS reporting units, the prolonged weakness in oil and gas drilling and exploration activity, driven by depressed oil prices, has significantly impacted these reporting units’ results of operations. The latest annual impairment test as of June 30, 2015 for these reporting units included discounted cash flows analysis using assumptions regarding the duration of the low oil price environment, the timing of an anticipated increase in activity levels and the related impact on customer buying patterns. We anticipated an increase in sales for these reporting units beginning in the third quarter of fiscal year 2016. However, given current market conditions, customer orders remained depressed and the reporting units’ results were lower than expected. As a result of the current quarter’s results and outlook for the balance of the fiscal year, we determined that an interim impairment test should be performed during the third quarter of fiscal year 2016. As a result of the goodwill impairment testing completed in the third quarter, we determined that the goodwill associated with Amega and SSS was impaired and recorded an impairment charge of $12.5 million which represents the entire balance of the goodwill recorded for these reporting units.

In connection with the interim impairment test for Amega and SSS, we also performed an interim goodwill impairment test for the Latrobe Distribution reporting unit, for which results have been below expectations for the last several quarters. The impairment testing indicated that an impairment had not occurred. The goodwill associated with the Latrobe Distribution reporting unit is $14.0 million and the fair value exceeded the carrying value by 13 percent. For purposes of the discounted cash flow analysis for fair value, a weighted average cost capital of 11 percent and a terminal growth rate assumption of 3 percent were used.

As of March 31, 2016, we had 4 remaining reporting units with goodwill recorded. Goodwill associated with our SAO segment is tested at the SAO segment level and represents 80 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes 3 reporting units with goodwill recorded.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended June 30, 2015, Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015 and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers and suppliers, or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, cost savings and reductions, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the success of restructuring actions; and (17) share repurchases are at Carpenter’s discretion and could be affected by changes in Carpenter’s share price, operating results, capital spending, cash flows, inventory, acquisitions, investments, tax laws and general market conditions. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2016, we had approximately $57.3 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 60 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2016 is provided in Note 13 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2016, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of the Company's shares over two years. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and the market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of March 31, 2016, $251.6 million of the $500 million remained available for future purchases. During the quarter ended March 31, 2016, the Company purchased 1,032,017 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - 31, 2016	865,717	$26.85	865,717	$256.0
February 1 - 29, 2016	166,300	$26.23	166,300	$251.6
March 1 - 31, 2016	—	$—	—	$251.6
Quarter ended March 31, 2016	1,032,017	$26.75	1,032,017	$251.6

In addition to the share repurchase program, for the three months ended March 31, 2016, 3,285 shares, at an average purchase price of $28.74, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

10.1	Benefits Restoration Plan of Carpenter Technology Corporation. (filed herewith)

10.2	Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees). (filed herewith)

10.3	Form of Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees). (filed herewith).

10.4	Form of One-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees). (filed herewith).

10.5	Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees). (filed herewith)

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: May 2, 2016	/s/ Damon J. Audia
Damon J. Audia
Senior Vice President and
Chief Financial Officer

(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Benefits Restoration Plan of Carpenter Technology Corporation.

10.2	Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees).

10.3	Form of Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees).

10.4	Form of One-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees).

10.5	Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees).

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.