Form 10-Q
period 2016-09-30
CARPENTER TECHNOLOGY CORP
filed 2016-10-27
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the issuer’s common stock as of October 24, 2016 was 46,616,837.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$50.9	$82.0
Accounts receivable, net	240.7	253.6
Inventories	661.6	628.7
Other current assets	89.9	46.4
Total current assets	1,043.1	1,010.7
Property, plant and equipment, net	1,338.1	1,351.4
Goodwill	244.8	244.8
Other intangibles, net	61.6	63.2
Deferred income taxes	7.6	8.2
Other assets	118.9	116.0
Total assets	$2,814.1	$2,794.3
LIABILITIES
Current liabilities:
Accounts payable	$153.5	$159.6
Accrued liabilities	110.8	139.2
Total current liabilities	264.3	298.8
Long-term debt	609.6	611.3
Accrued pension liabilities	501.7	509.3
Accrued postretirement benefits	116.7	116.6
Deferred income taxes	156.8	102.4
Other liabilities	44.1	51.0
Total liabilities	1,693.2	1,689.4
Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,266,523 shares at September 30, 2016 and 55,254,569 shares at June 30, 2016; outstanding 46,619,990 shares at September 30, 2016 and 46,600,125 shares at June 30, 2016	276.3	276.3
Capital in excess of par value	276.4	273.5
Reinvested earnings	1,294.2	1,308.9
Common stock in treasury (8,646,533 shares and 8,654,444 shares at September 30, 2016 and June 30, 2016, respectively), at cost	(343.6)	(343.9)
Accumulated other comprehensive loss	(382.4)	(409.9)
Total stockholders' equity	1,120.9	1,104.9
Total liabilities and stockholders' equity	$2,814.1	$2,794.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,
	2016	2015
Net sales	$389.0	$455.6
Cost of sales	343.0	387.0
Gross profit	46.0	68.6

Selling, general and administrative expenses	44.6	43.4
Restructuring charges	—	0.4
Operating income	1.4	24.8

Interest expense	(7.3)	(6.6)
Other income (expense), net	0.6	(2.1)

(Loss) income before income taxes	(5.3)	16.1
Income tax expense	0.9	7.2

Net (loss) income	$(6.2)	$8.9

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.13)	$0.18
Diluted	$(0.13)	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46.9	49.7
Diluted	46.9	49.9

Cash dividends per common share	$0.18	$0.18

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions)

	Three Months Ended September 30,
	2016	2015
Net (loss) income	$(6.2)	$8.9
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(10.5) and $(2.3), respectively	17.4	3.7
Net gain (loss) on derivative instruments, net of tax of $(6.5) and $3.4, respectively	10.8	(5.5)
Foreign currency translation	(0.7)	(3.3)
Other comprehensive income (loss)	27.5	(5.1)
Comprehensive income	$21.3	$3.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in million)

	Three Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(6.2)	$8.9
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	28.9	29.9
Deferred income taxes	37.5	(1.0)
Net pension expense	16.8	13.4
Share-based compensation expense	3.0	2.7
Net loss on disposals of property and equipment	0.1	0.1
Changes in working capital and other:
Accounts receivable	13.2	24.4
Inventories	(33.5)	(33.0)
Other current assets	(44.6)	(4.8)
Accounts payable	(0.7)	2.5
Accrued liabilities	(10.7)	(1.6)
Other postretirement plan contributions	(1.4)	(3.4)
Other, net	1.5	3.4
Net cash provided from operating activities	3.9	41.5
INVESTING ACTIVITIES
Purchases of property, equipment and software	(26.6)	(29.9)
Other	—	4.0
Net cash used for investing activities	(26.6)	(25.9)
FINANCING ACTIVITIES
Dividends paid	(8.5)	(9.0)
Purchases of treasury stock	—	(45.9)
Payments on seller financed debt related to purchase of software	—	(1.2)
Proceeds from stock options exercised	0.3	0.1
Net cash used for financing activities	(8.2)	(56.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.0
DECREASE IN CASH AND CASH EQUIVALENTS	(31.1)	(39.4)
Cash and cash equivalents at beginning of period	82.0	70.0
Cash and cash equivalents at end of period	$50.9	$30.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$9.6	$10.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2016	$276.3	$273.5	$1,308.9	$(343.9)	$(409.9)	$1,104.9
Net loss			(6.2)			(6.2)
Pension and postretirement benefits gain, net of tax					17.4	17.4
Net gain on derivative instruments, net of tax					10.8	10.8
Foreign currency translation					(0.7)	(0.7)
Cash Dividends:						0
Common @ $0.18 per share			(8.5)			(8.5)
Share-based compensation plans		2.6		0.3		2.9
Stock options exercised		0.3				0.3
Balances at September 30, 2016	$276.3	$276.4	$1,294.2	$(343.6)	$(382.4)	$1,120.9

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$1,325.9
Net income			8.9			8.9
Pension and postretirement benefits gain, net of tax					3.7	3.7
Net loss on derivative instruments, net of tax					(5.5)	(5.5)
Foreign currency translation					(3.3)	(3.3)
Cash Dividends:						0
Common @ $0.18 per share			(9.0)			(9.0)
Purchase of treasury stock				(45.9)		(45.9)
Share-based compensation plans		2.0		0.4		2.4
Stock options exercised		0.1				0.1
Tax shortfall on share-based compensation		(0.1)				(0.1)
Balances at September 30, 2015	$276.2	$268.6	$1,332.3	$(266.6)	$(333.3)	$1,277.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2016 (the “2016 Form 10-K”). Operating results for the three months ended September 30, 2016 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Restructuring and Asset Impairment Charges

During fiscal year 2016, the Company approved restructuring actions consisting of an early retirement incentive to be funded by the Company's qualified pension plan and other severance related costs paid by the Company. In addition, as a result of the prolonged weakness in oil and gas drilling and exploration activities, the Company recorded non-cash asset impairment charges. At this time, the Company does not expect any additional charges related to these restructuring actions in the future.

Activity and reserve balances for restructuring charges were as follows:

($ in millions)
Reserve balance at June 30, 2015	$2.3
Restructuring and asset impairment charges	18.0
Payments from qualified pension plan associated with restructuring charges	(9.4)
Cash payments	(3.0)
Non-cash asset impairment charges and other	(7.6)
Reserve balance at June 30, 2016	0.3
Cash payments	(0.3)
Reserve balance at September 30, 2016	$—

3.    (Loss) Earnings per Common Share

The Company calculates basic and diluted (loss) earnings per share using the two class method. Under the two class method, (loss) earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The (loss) earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three months ended September 30, 2016, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted (loss) earnings per common share for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2016	2015
Net (loss) income	$(6.2)	$8.9
Less: earnings and dividends allocated to participating securities	—	—
(Loss) earnings available for common stockholders used in calculation of basic (loss) earnings per common share	$(6.2)	$8.9

Weighted average number of common shares outstanding, basic	46.9	49.7

Basic (loss) earnings per common share	$(0.13)	$0.18

Net (loss) income	$(6.2)	$8.9
Less: earnings and dividends allocated to participating securities	—	—
(Loss) earnings available for common stockholders used in calculation of diluted (loss) earnings per common share	$(6.2)	$8.9

Weighted average number of common shares outstanding, basic	46.9	49.7
Effect of shares issuable under share-based compensation plans	—	0.2
Weighted average number of common shares outstanding, diluted	46.9	49.9

Diluted (loss) earnings per common share	$(0.13)	$0.18

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended September 30,
(in millions)	2016	2015
Stock options	1.8	1.3
Restricted stock awards	0.1	—

4.	Inventories

Inventories consisted of the following components as of September 30, 2016 and June 30, 2016:

($ in millions)	September 30, 2016	June 30, 2016
Raw materials and supplies	$147.8	$137.6
Work in process	329.3	298.9
Finished and purchased products	184.5	192.2
Total inventory	$661.6	$628.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method. The Company also uses the first-in, first-out (“FIFO”) and average costs methods. As of September 30, 2016 and June 30, 2016, $120.5 million and $118.4 million of inventory, respectively, was accounted for using a method other than the LIFO method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2016 and June 30, 2016:

($ in millions)	September 30, 2016	June 30, 2016
Accrued compensation and benefits	$36.2	$41.8
Derivative financial instruments	20.0	31.6
Accrued postretirement benefits	13.7	13.8
Deferred revenue	8.9	8.9
Accrued interest expense	5.6	11.2
Accrued pension liabilities	4.1	10.1
Accrued income taxes	0.8	1.5
Other	21.5	20.3
Total accrued liabilities	$110.8	$139.2

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months ended September 30, 2016 and 2015 were as follows:

Three months ended September 30,	Pension Plans		Other Postretirement Plans
($ in millions)	2016	2015	2016	2015
Service cost	$8.2	$7.7	$0.9	$0.8
Interest cost	13.1	14.5	2.3	2.5
Expected return on plan assets	(15.3)	(16.4)	(1.7)	(1.7)
Amortization of net loss	9.4	6.8	0.8	0.7
Amortization of prior service cost (benefit)	0.2	0.1	(1.6)	(1.6)
Curtailment charge	0.5	$—	$—	$—
Net periodic benefit costs	$16.1	$12.7	$0.7	$0.7

During the three months ended September 30, 2016 and 2015, the Company made no contributions to its qualified defined benefit pension plans.
On September 14, 2016, the Company announced changes to retirement plans it offers to certain employees. The Company will freeze benefits accrued to eligible participants of its largest qualified defined benefit pension plan and certain non-qualified benefit plans effective December 31, 2016.  The Company recognized the plan freeze in the three months ended September 30, 2016 as a curtailment, since it eliminates the accrual of defined benefits for future services for a significant number of participants. The impact of the curtailment includes a one-time accelerated recognition of outstanding unamortized prior service costs of $0.5 million. The curtailment event triggered a re-measurement for the affected benefit plans as of August 31, 2016 using a weighted average discount rate of 3.57 percent. The re-measurement resulted in a reduction of accrued pension liabilities during the quarter of $18.7 million.
In October 2016, the Company made a voluntary pension contribution of $100 million to the affected qualified pension benefit plan that was announced in connection with the plan freeze.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt

The Company's $500.0 million syndicated credit facility (“Credit Agreement”) extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.45% as of September 30, 2016), and for Base Rate-determined loans, from 0.00% to 0.90% (0.45% as of September 30, 2016). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.225% as of September 30, 2016), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.45% as of September 30, 2016), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2016, the Company had $5.8 million of issued letters of credit with the balance of $494.2 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2016 and June 30, 2016, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of September 30, 2016 and June 30, 2016 consisted of the following:

($ in millions)	September 30, 2016	June 30, 2016
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at September 30, 2016 and June 30, 2016)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at September 30, 2016 and June 30, 2016)	256.0	257.8
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at September 30, 2016 and June 30, 2016)	298.6	298.5
Total	609.6	611.3
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$609.6	$611.3

For the three months ended September 30, 2016 and 2015, interest costs totaled $7.5 million and $7.2 million, respectively, of which $0.2 million and $0.6 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2016, the Company decreased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2016 and June 30, 2016 were $16.0 million and $16.2 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $500.0 million of the Company’s outstanding common stock and expires October 2016. The shares may be repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and the market price of the stock. The share repurchase program may be discontinued at any time. During the three months ended September 30, 2016, the Company did not purchase shares of its common stock on the open market. As of September 30, 2016, $251.6 million remains available for future purchases.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2016	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$4.2
Derivative financial instruments	8.9
Total assets	$13.1

Liabilities:
Derivative financial instruments	$24.6

June 30, 2016	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities
Municipal auction rate securities	$4.1
Derivative financial instruments	11.8
Total assets	$15.9

Liabilities:
Derivative financial instruments	$43.9

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2016		June 30, 2016
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$609.6	$614.9	$611.3	$597.7
Company-owned life insurance	$14.1	$14.1	$14.0	$14.0

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

The fair values of long-term debt as of September 30, 2016 and June 30, 2016 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2016, the Company had forward contracts to purchase 18.7 million pounds of certain raw materials with settlement dates through December 2020.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur.  Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended September 30, 2016 and 2015, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of September 30, 2016 and June 30, 2016, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of September 30, 2016 and June 30, 2016, the total notional amount of floating interest rate contracts was $150.0 million. For the three months ended September 30, 2016 and 2015, net gains of $0.4 million and $0.7 million, respectively, were recorded as a reduction to interest expense.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2016 and June 30, 2016:

September 30, 2016	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.4	$0.3	$0.4	$1.1
Other assets	7.8	—	—	7.8
Total asset derivatives	$8.2	$0.3	$0.4	$8.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.1	$20.0	$20.1
Other liabilities	—	—	4.5	4.5
Total liability derivatives	$—	$0.1	$24.5	$24.6

June 30, 2016	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$0.3	$0.6	$2.1
Other assets	9.7	—	—	9.7
Total asset derivatives	$10.9	$0.3	$0.6	$11.8
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.3	$31.3	$31.6
Other liabilities	—	—	12.3	12.3
Total liability derivatives	$—	$0.3	$43.6	$43.9

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $12.0 million and total liability derivatives would have been $27.7 million as of September 30, 2016.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2016 and June 30, 2016, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three months ended September 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,
($ in millions)	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$7.0	$(18.5)
Foreign exchange contracts	—	0.2
Total	$7.0	$(18.3)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended September 30,		Three Months Ended September 30,
		2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(10.1)	$(9.3)	$0.5	$—
Foreign exchange contracts	Net sales	0.1	(0.1)	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(9.9)	$(9.3)	$0.5	$—

The Company estimates that $15.7 million of net derivative losses included in AOCI as of September 30, 2016 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three months ended September 30, 2016.

12.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2016	2015
Foreign exchange	$—	$(1.2)
Unrealized gains (losses) on company-owned life insurance contracts and investments held in rabbi trusts	0.5	(1.2)
Equity in earnings of unconsolidated subsidiaries	—	0.3
Interest Income	0.1	—
Total other income (expense), net	$0.6	$(2.1)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended September 30, 2016 was $0.9 million, or 17.0 percent of pre-tax loss as compared with $7.2 million, or 44.7 percent of pre-tax income for the three months ended September 30, 2015. In September 2016, the Company announced plans to freeze the largest qualified defined benefit pension plan and certain non-qualified benefit plans. In October 2016, the Company made a voluntary pension contribution of $100 million to the affected qualified pension benefit plan that was announced in connection with the plan freeze.  The current period tax expense includes a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing claimed in prior periods that were impacted by the voluntary pension contribution paid in October 2016. Income tax expense for the three months ended September 30, 2015 included a discrete tax charge of $2.0 million for the deferred tax liability on unremitted earnings of one of our foreign subsidiaries.

As of June 30, 2016, the Company had $106.5 million of indefinitely reinvested foreign earnings for which deferred income taxes have not been provided.

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

On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 12 percent and 13 percent of the net sales for the three months ended September 30, 2016 and 2015, respectively. Approximately 24 percent and 22 percent of the accounts receivable outstanding at September 30, 2016 and June 30, 2016, respectively, is due from two customers, Alcoa Inc. and Precision Castparts Corporation.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended September 30,
($ in millions)	2016	2015
Net Sales:
Specialty Alloys Operations	$315.1	$372.6
Performance Engineered Products	78.5	91.5
Intersegment	(4.6)	(8.5)
Consolidated net sales	$389.0	$455.6

Segment Data	Three Months Ended September 30,
($ in millions)	2016	2015
Operating Income (Loss):
Specialty Alloys Operations	$25.0	$41.1
Performance Engineered Products	(2.8)	(0.4)
Corporate costs	(13.8)	(12.0)
Pension earnings, interest and deferrals	(7.1)	(4.8)
Intersegment	0.1	0.9
Consolidated operating income	$1.4	$24.8

Segment Data	Three Months Ended September 30,
($ in millions)	2016	2015
Depreciation and Amortization:
Specialty Alloys Operations	$23.4	$23.5
Performance Engineered Products	5.1	5.7
Corporate	0.8	0.9
Intersegment	(0.4)	(0.2)
Consolidated depreciation and amortization	$28.9	$29.9

Segment Data	Three Months Ended September 30,
($ in millions)	2016	2015
Capital Expenditures:
Specialty Alloys Operations	$14.7	$19.7
Performance Engineered Products	4.5	9.1
Corporate	7.5	1.1
Intersegment	(0.1)	—
Consolidated capital expenditures	$26.6	$29.9

Segment Data	September 30, 2016	June 30, 2016
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,254.0	$2,256.5
Performance Engineered Products	415.4	415.8
Corporate	166.0	151.3
Intersegment	(21.3)	(29.3)
Consolidated total assets	$2,814.1	$2,794.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. ASU No. 2016-09 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-09 on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which outlines new provisions intended to reduce the existing diversity in practice related to accounting for the cash flow and its presentation in the financial statements. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-15 on the consolidated financial statements.

16.    Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the three months ended September 30, 2016 and 2015 were as follows:

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2016 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2016	$(21.8)	$(344.3)	$(0.3)	$(43.5)	$(409.9)
Other comprehensive income (loss) before reclassifications	4.4	11.4	—	(0.7)	15.1
Amounts reclassified from AOCI (b)	6.4	6.0	—	—	12.4
Net other comprehensive income (loss)	10.8	17.4	—	(0.7)	27.5
Balance at September 30, 2016	$(11.0)	$(326.9)	$(0.3)	$(44.2)	$(382.4)

Three Months Ended September 30, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2015	$(28.5)	$(256.8)	$(0.3)	$(42.6)	$(328.2)
Other comprehensive loss before reclassifications	(11.4)	—	—	(3.3)	(14.7)
Amounts reclassified from AOCI (b)	5.9	3.7	—	—	9.6
Net other comprehensive (loss) income	(5.5)	3.7	—	(3.3)	(5.1)
Balance at September 30, 2015	$(34.0)	$(253.1)	$(0.3)	$(45.9)	$(333.3)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2016 and 2015:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
Details about AOCI Components		2016	2015
Cash flow hedging items:
Commodity contracts	Cost of sales	$(10.1)	$(9.3)
Foreign exchange contracts	Net sales	0.1	(0.1)
Forward interest rate swaps	Interest expense	0.1	0.1
	Total before tax	(9.9)	(9.3)
	Tax benefit	3.5	3.4
	Net of tax	$(6.4)	$(5.9)

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
Details about AOCI Components		2016	2015
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(10.2)	$(7.5)
Prior service cost	(b)	1.4	1.5
Curtailment charge	(b)	(0.5)	—
	Total before tax	(9.3)	(6.0)
	Tax benefit	3.3	2.3
	Net of tax	$(6.0)	$(3.7)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6. Pension and Other Postretirement Benefits for additional details).

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2016 Form 10-K. Our discussions here focus on our results during or as of the three-month period ended September 30, 2016 and the comparable period of fiscal year 2016, and to the extent applicable, on material changes from information discussed in the 2016 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2016 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2017 will be $48.2 million as compared with $53.8 million in fiscal year 2016.  The following is the pension expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
($ in millions)	2016	2015
Pension plans	$16.1	$12.7
Other postretirement plans	0.7	0.7
Net periodic benefit costs	$16.8	$13.4

On September 14, 2016, we announced changes to retirement plans we offer to certain employees. The decision was consistent with addressing costs and actively managing the business. Benefits accrued to eligible participants of our largest qualified defined benefit pension plan and certain non-qualified pension plans will be frozen effective December 31, 2016. Approximately 1,900 affected employees will be transitioned to the Company’s 401(k) plan that has been in effect for eligible employees since 2012, when the pension plan was closed to new entrants. We recognized the plan freeze in the three months ended September 30, 2016 as a curtailment, since it eliminates the accrual for a significant number of participants for all of their future services. We also made a voluntary pension contribution of $100 million to the affected plan in October 2016.

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
($ in millions)	2016	2015
Cost of sales
Service cost	$7.6	$7.0
Pension earnings, interest and deferrals	5.1	3.3
	12.7	10.3
Selling, general and administrative expenses
Service cost	1.5	1.5
Pension earnings, interest and deferrals	2.1	1.6
Curtailment charge	0.5	—
	4.1	3.1

Net pension expense	$16.8	$13.4

As of September 30, 2016 and June 30, 2016, amounts capitalized in gross inventory were $11.9 million and $10.6 million, respectively.

Operating Performance Overview

The results for the first quarter of fiscal year 2017 were significantly impacted by lower than expected sales driven primarily by volatility and uncertainty in specific Aerospace end-use sub-markets. Industry wide and macroeconomic challenges magnified the impacts of our historical sequential seasonality declines and drove volume lower than anticipated. Despite the lower volume, we were able to generate cost savings driven by the Carpenter Operating Model.

The Aerospace market is presenting challenges for the overall industry given the transition that is taking place and its impact across various sub-markets. Our new engine platform ramp-up has started and our engine related volumes are up compared to the first quarter of fiscal year 2016. However, we are experiencing a new level of market uncertainty across other Aerospace sub-markets driven by reductions in program specific build rates and ongoing supply chain inventory reduction and consolidation, particularly for fasteners and structural applications due to the impact of reduced lead times. Given the market uncertainty, recent order patterns within our fastener, structural and aerospace distribution sub-markets, which tend to be more transactional in nature, have been below expectations. While this uncertainty presents a challenging environment, we see long-term growth potential in the Aerospace end-use market given its underlying fundamentals, our participation across the new engine platforms and the strength of our total Aerospace product portfolio. We believe that we remain well positioned to benefit as the industry navigates the current transition and broader market demand recovers.

We plan to actively manage our business given the industry uncertainty affecting some of our end-use markets. This plan includes further implementing the Carpenter Operating Model, which produced significant savings in fiscal year 2016 and is now being rolled out across all our facilities as we remain highly focused on improving operating efficiency and reducing our operating costs. On the commercial side, our realigned team is seeking to expand our presence across key end-use markets and unlock adjacent market opportunities where we believe our specialty alloys can address critical application challenges.

We expect to actively manage our business in the context of the demand volatility. In the first quarter of fiscal year 2017, we froze our largest qualified defined benefit pension plan effective December 31, 2016, which we expect will result in a $50 million annual run rate net cost savings. In connection with the freeze, we also announced a $100 million voluntary pension contribution to the affected qualified pension benefit plan, which was paid in October 2016.

Results of Operations — Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

For the three months ended September 30, 2016, we reported net loss of $6.2 million, or $0.13 loss per diluted share. Excluding special items, earnings per share would have been $0.08 loss per diluted share. This compares with net income for the same period a year earlier of $8.9 million, or $0.18 earnings per diluted share. Excluding special items, earnings per share would have been $0.26 per diluted share for the three months ended September 30, 2015. The current period results reflect the impact of lower volumes and weaker product mix partially offset by lower operating costs.

Net Sales

Net sales for the three months ended September 30, 2016 were $389.0 million, which was a 15 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 12 percent on a 7 percent decrease in shipment volume from the same period a year ago. The results reflect weaker mix and lower demand for materials primarily used in the Energy, Transportation and Aerospace and Defense end-use markets.

Geographically, sales outside the United States decreased 13 percent from the same period a year ago to $121.2 million for the three months ended September 30, 2016. The decrease is due to a reduction in sales primarily to Canada and Asia in the Aerospace and Defense end-use markets. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.4 million decrease in sales during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. International sales represented 31 percent of total net sales for the three months ended September 30, 2016 and 2015.

As a result of the realignment of the commercial team during fiscal year 2016, we changed the manner in which sales are classified by end-use market so that we could better evaluate our sales results from period to period. In order to make the discussion of sales by end-use market meaningful, we have reclassified the sales by end-use market for the prior periods to conform to the current presentation.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended September 30,		$ Decrease	% Decrease
($ in millions)	2016	2015
Aerospace and Defense	$206.4	$237.4	$(31.0)	(13)%
Energy	28.4	38.3	(9.9)	(26)%
Transportation	35.2	43.7	(8.5)	(19)%
Medical	24.5	28.6	(4.1)	(14)%
Industrial and Consumer	66.4	77.6	(11.2)	(14)%
Distribution	28.1	30.0	(1.9)	(6)%
Total net sales	$389.0	$455.6	$(66.6)	(15)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Decrease	% Decrease
($ in millions)	2016	2015
Aerospace and Defense	$173.3	$193.9	$(20.6)	(11)%
Energy	25.7	32.6	(6.9)	(21)%
Transportation	30.6	35.7	(5.1)	(14)%
Medical	23.0	26.4	(3.4)	(13)%
Industrial and Consumer	59.3	66.7	(7.4)	(11)%
Distribution	27.9	29.8	(1.9)	(6)%
Total net sales excluding surcharge	$339.8	$385.1	$(45.3)	(12)%

Sales to the Aerospace and Defense end-use market decreased 13 percent from the first quarter a year ago to $206.4 million. Excluding surcharge revenue, sales decreased 11 percent from the first quarter a year ago on a 10 percent decrease in shipment volume. The results reflect solid demand for engines and avionics applications driven by increasing demand from new engine platforms more than offset by a decrease in sales of materials used in fasteners and structural applications due to supply chain consolidation. The Defense sub-market continues to be impacted by the timing of program-related purchases.

Sales to the Energy end-use market of $28.4 million reflect a 26 percent decrease from the first quarter a year ago. Excluding surcharge revenue, sales decreased 21 percent from a year ago on lower shipment volume of 18 percent. The results reflect the impact of the ongoing reduced drilling and exploration activity. The North American quarterly average directional rig count, an indicator of drilling activity, decreased 41 percent from the same period a year ago. The lower oil and gas sub-market results were partially offset by an increase in demand for power generation materials.

Transportation end-use market sales decreased 19 percent from the first quarter a year ago to $35.2 million. Excluding surcharge revenue, sales decreased 14 percent on 16 percent lower shipment volume from the first quarter a year ago. The results reflect a weaker demand for heavy duty on-road and off-road truck production combined with slowing growth of light vehicle demand from record levels in the prior year quarter.

Medical end-use market sales decreased 14 percent from the first quarter a year ago to $24.5 million. Excluding surcharge revenue, sales were decreased 13 percent on 1 percent lower shipment volume from the first quarter a year ago. The results reflect the continued pricing pressure and supply chain inventory management among distributors and OEMs influenced by industry consolidation.

Industrial and Consumer end-use market sales decreased 14 percent from the first quarter a year ago to $66.4 million. Excluding surcharge revenue, sales decreased 11 percent on a 3 percent increase in shipment volume. The results reflect an unfavorable shift in product mix due to pressure on capital equipment spending that was partially offset by stronger demand as a result of select infrastructure project spending and demand for materials used in sporting goods applications.

Gross Profit

Our gross profit in the first quarter decreased 33 percent to $46.0 million, or 11.8 percent of net sales as compared with $68.6 million, or 15.1 percent of net sales in the same quarter a year ago. Excluding the impacts of the surcharge revenue, our gross margin in the first quarter was 13.5 percent as compared 17.8 percent in the same period a year ago. The current quarter results reflect weaker mix and lower volume partially offset by operating cost efficiencies compared to the same period a year ago.

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

	Three Months Ended September 30,
($ in millions)	2016	2015
Net sales	$389.0	$455.6
Less: surcharge revenue	49.2	70.5
Net sales excluding surcharge revenue	$339.8	$385.1

Gross profit	$46.0	$68.6

Gross margin	11.8%	15.1%

Gross margin excluding surcharge revenue	13.5%	17.8%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $44.6 million were 11.5 percent of net sales (13.1 percent of net sales excluding surcharge) as compared with $43.4 million and 9.5 percent of net sales (11.3 percent of net sales excluding surcharge) in the same quarter a year ago.

Operating Income

Our operating income in the recent first quarter was $1.4 million or 0.4 percent of net sales as compared with operating income of $24.8 million or 5.4 percent of net sales in the same quarter a year ago. Excluding surcharge revenue, pension EID and other special items, operating margin was 2.6 percent for the current quarter as compared with 8.5 percent a year ago. The decrease in our operating margin for the first quarter of fiscal year 2017 reflects weaker mix combined with lower demand compared to the same period a year ago.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales, pension EID and other special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2016	2015
Net sales	$389.0	$455.6
Less: surcharge revenue	49.2	70.5
Net sales excluding surcharge revenue	$339.8	$385.1

Operating income	$1.4	$24.8
Pension EID	7.1	4.8
Operating income excluding pension EID	8.5	29.6
Special items:
Pension curtailment charge	0.5	—
Restructuring charges	—	0.4
Consulting costs	—	2.6
Operating income excluding pension EID and other special items	$9.0	$32.6

Operating margin	0.4%	5.4%

Operating margin excluding surcharge, pension EID and other special items	2.6%	8.5%

Interest Expense

Interest expense for the three months ended September 30, 2016 was $7.3 million compared with $6.6 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended September 30, 2016 includes net gains from interest rate swaps of $0.4 million compared with $0.7 million of net gains from interest rate swaps for three months ended September 30, 2015. Capitalized interest reduced interest expense by $0.2 million for the three months ended September 30, 2016 and $0.6 million for the three months ended September 30, 2015.

Other Income (Expense), Net

Other income for the three months ended September 30, 2016 was $0.6 million as compared with other expense of $2.1 million for the three months ended September 30, 2015. The increase in other income (expense), net primarily reflects positive impacts in foreign exchange gains of $1.3 million and positive impacts in the valuation of assets used to fund certain non-qualified retirement plans and company owned life insurance of $1.7 million.

Income Taxes

Income tax expense in the recent first quarter was $0.9 million, or 17.0 percent of pre-tax loss versus $7.2 million, or 44.7 percent of pre-tax income in the same quarter a year ago. In September 2016, we announced plans to freeze the largest qualified defined benefit pension plan and certain non-qualified benefit plans. In October 2016, we made a voluntary pension contribution of $100 million to the affected qualified pension benefit plan, which was announced in connection with the plan freeze.  As a result, income taxes in the current quarter include a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing deductions claimed in prior periods that were impacted by the voluntary pension contribution paid in October 2016. Income tax expense for the prior year quarter included a discrete tax charge of $2.0 million for the deferred tax liability on unremitted earnings of one of our foreign subsidiaries.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2016	2015
Specialty Alloys Operations	52,360	56,814	(4,454)	(8)%
Performance Engineered Products *	2,414	2,956	(542)	(18)%
Intersegment	(594)	(1,348)	754	56%
Consolidated pounds sold	54,180	58,422	(4,242)	(7)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Specialty Alloys Operations	$315.1	$372.6	$(57.5)	(15)%
Performance Engineered Products	78.5	91.5	(13.0)	(14)%
Intersegment	(4.6)	(8.5)	3.9	46%
Total net sales	$389.0	$455.6	$(66.6)	(15)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2016	2015
Specialty Alloys Operations	$266.0	$301.6	$(35.6)	(12)%
Performance Engineered Products	78.3	91.4	(13.1)	(14)%
Intersegment	(4.5)	(7.9)	3.4	43%
Total net sales excluding surcharge revenue	$339.8	$385.1	$(45.3)	(12)%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2016 for the SAO segment decreased 15 percent to $315.1 million, as compared with $372.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 12 percent on 8 percent lower shipment volume from a year ago.  The results reflect weaker mix and lower demand in the Aerospace and Defense, Energy and Transportation end-use markets compared to the prior year quarter.

Operating income for the SAO segment was $25.0 million or 7.9 percent of net sales (9.4 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with $41.1 million or 11.0 percent of net sales (13.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects weaker mix and lower demand partially offset by cost improvements driven by the implementation of the Carpenter Operating Model compared to the prior year quarter.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2016 for the PEP segment decreased 14 percent to $78.5 million, as compared with $91.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $78.3 million decreased 14 percent from a year ago. The results reflect decreased demand primarily due to the continued weakness in the oil and gas businesses.

Operating loss for the PEP segment was $2.8 million or 3.6 percent of net sales in the recent first quarter, compared with operating loss of $0.4 million or 0.4 percent of net sales in the same quarter a year ago. The results reflect the impact of the weak oil and gas businesses due to limited drilling activity.

Liquidity and Financial Resources

During the three months ended September 30, 2016, we generated cash flows from operations of $3.9 million compared to $41.5 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $31.2 million as compared to positive $6.6 million for the same period a year ago. The decrease in free cash flow reflects lower earnings.  In addition, historically, our sales in the first two fiscal quarters are typically the lowest due to the seasonality of our business and our customer order patterns. Accordingly, we generally build inventory in the first half of the fiscal year and reduce inventory in the second half of the fiscal year.

Capital expenditures for property, equipment and software were $26.6 million for the three months ended September 30, 2016 as compared to $29.9 million for the same period a year ago.

Dividends during the three months ended September 30, 2016 and 2015 were $8.5 million and $9.0 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement of $150 million. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500 million and expires in June 2018. As of September 30, 2016, we had $5.8 million of issued letters of credit. The balance of the Credit Agreement ($494.2 million) remains available to us. As of September 30, 2016, we had total liquidity of $545.1 million, including $50.9 million of cash and cash equivalents.

We believe that our cash and cash equivalents of $50.9 million as of September 30, 2016, together with cash generated from operations and available borrowing capacity of $494.2 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.

During the three months ended September 30, 2016, no cash contributions were required to be made to our qualified pension plans. In October 2016, we made a voluntary cash contribution of $100 million to our largest qualified pension plan. We do not expect to make additional contributions to our qualified pension plans for the remainder of fiscal year 2017.

As of September 30, 2016, we had cash and cash equivalents of approximately $36.1 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested.

In October 2014, the Board of Directors authorized a share repurchase program that expired in October 2016. The Board of Directors has elected to not extend the authorization.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of September 30, 2016). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2016, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of September 30, 2016:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	9.2 to 1.00
Consolidated debt to capital	55% (maximum)	35.2%

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

Net Sales and Gross Margin Excluding Surcharge Revenue

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharge revenue to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharge Revenue, Pension EID and Other Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge revenue, pension EID and other special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension EID and other special items from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID and other special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating income and operating margin excluding surcharge revenue, pension EID and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted (Loss) Earnings Per Share

The following provides a reconciliation of adjusted (loss) earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit (Expense)	Net (Loss) Income	(Loss) Earnings Per Diluted Share**
Three months ended September 30, 2016, as reported	$(5.3)	$(0.9)	$(6.2)	$(0.13)

Special items:
Pension curtailment charge	0.5	(0.1)	0.4	0.01
Income tax item*	—	2.1	2.1	0.04
Total impact of special items	0.5	2.0	2.5	0.05

Three months ended September 30, 2016, as adjusted	$(4.8)	$1.1	$(3.7)	$(0.08)

* Discrete income tax charge recorded during the three months ended September 30, 2016 as a result of changes to prior year income taxes in connection with our decision to make a voluntary pension contribution in October 2016.

** Impact per diluted share calculated using weighted average common shares outstanding of 46.9 million for the three months ended September 30, 2016.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income	Earnings Per Diluted Share**
Three months ended September 30, 2015, as reported	$16.1	$(7.2)	$8.9	$0.18

Special items:
Restructuring charges	0.4	(0.1)	0.3	0.01
Consulting costs	2.6	(0.9)	1.7	0.03
Income tax item*	—	2.0	2.0	0.04
Total impact of special items	3.0	1.0	4.0	0.08

Three months ended September 30, 2015, as adjusted	$19.1	$(6.2)	$12.9	$0.26
* As a result of a decision to sell our equity method investment in India, we changed our intent with regard to the indefinite reinvestment of the foreign earnings from one of our subsidiaries. Accordingly, we recorded a discrete income tax charge during the three months ended September 30, 2015.

** Impact per diluted share calculated using weighted average common shares outstanding of 49.9 million for the three months ended September 30, 2015.

Management believes that the presentation of (loss) earnings per share adjusted to exclude the impacts of special items is helpful in analyzing the operating performance of the Company, as these costs are not indicative of ongoing operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. Adjusted (loss) earnings per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2016	2015
Net cash provided from operating activities	$3.9	$41.5
Purchases of property, equipment and software	(26.6)	(29.9)
Other	—	4.0
Dividends paid	(8.5)	(9.0)
Free cash flow	$(31.2)	$6.6

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2016, we decreased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2016 and June 30, 2016 were $16.0 million and $16.2 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRP’s at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2016 Form 10-K Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our consolidated financial statements included in Part II, Item 8 thereto.

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

As of June 30, 2016, we had four reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents 80 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes 3 reporting units with goodwill recorded.

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

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business projections, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation. We assessed the impact of our results for three months ended September 30, 2016 and determined that no changes to our long term projections or other indications of impairment were noted which would trigger the need for an interim impairment test to be performed.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended June 30, 2016. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, cost savings and reductions, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; and (16) the success of actions taken to reduce costs associated with retirement and pension plans. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2016, we had approximately $21.7 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 53 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of September 30, 2016 is provided in Note 11 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2016, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2016 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended September 30, 2016, however employees surrendered 3,912 shares to the Company, at an average purchase price of $40.18, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

10.A	First Amendment to the Supplement Retirement Plan for Executives of Carpenter Technology Corporation (filed herewith)

10.P	First Amendment to the Benefits Restoration Plan of Carpenter Technology Corporation (filed herewith)

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 27, 2016	/s/ Damon J. Audia
Damon J. Audia
Senior Vice President and
Chief Financial Officer

(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.A	First Amendment to the Supplement Retirement Plan for Executives of Carpenter Technology Corporation

10.P	First Amendment to the Benefits Restoration Plan of Carpenter Technology Corporation

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended.

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.