Form 10-Q
period 2016-12-31
CARPENTER TECHNOLOGY CORP
filed 2017-02-02
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 Market Street, 15th Floor Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the issuer’s common stock as of January 26, 2017 was 46,721,025.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$22.5	$82.0
Accounts receivable, net	250.0	253.6
Inventories	700.7	628.7
Other current assets	53.0	46.4
Total current assets	1,026.2	1,010.7
Property, plant and equipment, net	1,322.7	1,351.4
Goodwill	244.8	244.8
Other intangibles, net	59.9	63.2
Deferred income taxes	7.3	8.2
Other assets	116.5	116.0
Total assets	$2,777.4	$2,794.3
LIABILITIES
Current liabilities:
Short-term debt	$25.0	$—
Accounts payable	167.7	159.6
Accrued liabilities	119.4	139.2
Total current liabilities	312.1	298.8
Long-term debt	604.0	611.3
Accrued pension liabilities	405.3	509.3
Accrued postretirement benefits	117.8	116.6
Deferred income taxes	164.1	102.4
Other liabilities	43.8	51.0
Total liabilities	1,647.1	1,689.4
Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,334,124 shares at December 31, 2016 and 55,254,569 shares at June 30, 2016; outstanding 46,717,339 shares at December 31, 2016 and 46,600,125 shares at June 30, 2016	276.7	276.3
Capital in excess of par value	280.2	273.5
Reinvested earnings	1,292.7	1,308.9
Common stock in treasury (8,616,785 shares and 8,654,444 shares at December 31, 2016 and June 30, 2016, respectively), at cost	(342.4)	(343.9)
Accumulated other comprehensive loss	(376.9)	(409.9)
Total stockholders' equity	1,130.3	1,104.9
Total liabilities and stockholders' equity	$2,777.4	$2,794.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales	$427.4	$443.8	$816.3	$899.4
Cost of sales	364.9	377.5	707.8	764.5
Gross profit	62.5	66.3	108.5	134.9

Selling, general and administrative expenses	47.1	44.5	91.7	87.8
Restructuring charges	—	—	—	0.4
Operating income	15.4	21.8	16.8	46.7

Interest expense	(7.4)	(7.0)	(14.8)	(13.6)
Other income (expense), net	0.3	0.3	1.0	(1.9)

Income before income taxes	8.3	15.1	3.0	31.2
Income tax expense	1.3	3.6	2.2	10.8

Net income	$7.0	$11.5	$0.8	$20.4

EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.23	$0.01	$0.41
Diluted	$0.15	$0.23	$0.01	$0.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.0	48.8	47.0	49.3
Diluted	47.1	48.9	47.1	49.4

Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$7.0	$11.5	$0.8	$20.4
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(3.5), $(2.3), $(14.0) and $(4.6), respectively	5.7	3.7	23.1	7.4
Net gain (loss) on derivative instruments, net of tax of $(2.4), $3.4, $(8.8) and $6.8, respectively	3.8	(5.7)	14.6	(11.2)
Foreign currency translation	(4.0)	(2.3)	(4.7)	(5.6)
Other comprehensive income (loss)	5.5	(4.3)	33.0	(9.4)
Comprehensive income	$12.5	$7.2	$33.8	$11.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in million)

	Six Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$0.8	$20.4
Adjustments to reconcile net income to net cash (used for) provided from operating activities:
Depreciation and amortization	58.7	60.3
Deferred income taxes	39.1	2.5
Net pension expense	31.0	26.9
Share-based compensation expense	6.5	4.9
Net loss on disposals of property and equipment	0.3	0.1
Changes in working capital and other:
Accounts receivable	0.8	33.4
Inventories	(74.2)	(34.8)
Other current assets	(5.6)	(8.2)
Accounts payable	17.2	(17.6)
Accrued liabilities	3.6	(11.3)
Pension plan contributions	(100.0)	—
Other postretirement plan contributions	(1.8)	(6.1)
Other, net	(2.2)	1.1
Net cash (used for) provided from operating activities	(25.8)	71.6
INVESTING ACTIVITIES
Purchases of property, equipment and software	(45.1)	(49.5)
Proceeds from disposals of property and equipment	—	0.3
Other	—	4.0
Net cash used for investing activities	(45.1)	(45.2)
FINANCING ACTIVITIES
Net change in short-term debt	25.0	39.5
Dividends paid	(17.0)	(17.9)
Purchases of treasury stock	—	(96.3)
Payments on seller financed debt related to purchase of software	—	(2.5)
Tax benefits on share-based compensation	0.3	—
Proceeds from stock options exercised	1.8	0.2
Net cash provided from (used for) financing activities	10.1	(77.0)
Effect of exchange rate changes on cash and cash equivalents	1.3	1.7
DECREASE IN CASH AND CASH EQUIVALENTS	(59.5)	(48.9)
Cash and cash equivalents at beginning of period	82.0	70.0
Cash and cash equivalents at end of period	$22.5	$21.1
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$6.0	$5.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2016	$276.3	$273.5	$1,308.9	$(343.9)	$(409.9)	$1,104.9
Net income			0.8			0.8
Pension and postretirement benefits gain, net of tax					23.1	23.1
Net gain on derivative instruments, net of tax					14.6	14.6
Foreign currency translation					(4.7)	(4.7)
Cash Dividends:						0
Common @ $0.36 per share			(17.0)			(17.0)
Share-based compensation plans		5.0		1.5		6.5
Stock options exercised	0.4	1.4				1.8
Tax windfall on share-based compensation		0.3				0.3
Balances at December 31, 2016	$276.7	$280.2	$1,292.7	$(342.4)	$(376.9)	$1,130.3

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$1,325.9
Net income			20.4			20.4
Pension and postretirement benefits gain, net of tax					7.4	7.4
Net loss on derivative instruments, net of tax					(11.2)	(11.2)
Foreign currency translation					(5.6)	(5.6)
Cash Dividends:						0
Common @ $0.36 per share			(17.9)			(17.9)
Purchase of treasury stock				(96.3)		(96.3)
Share-based compensation plans		4.7		0.5		5.2
Stock options exercised		0.2				0.2
Tax shortfall on share-based compensation		(0.1)				(0.1)
Balances at December 31, 2015	$276.2	$271.4	$1,334.9	$(316.9)	$(337.6)	$1,228.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the year ended June 30, 2016 (the “2016 Form 10-K”). Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the operating results for any future period.

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

Activity and reserve balances for restructuring charges were as follows:

($ in millions)
Reserve balance at June 30, 2015	$2.3
Restructuring and asset impairment charges	18.0
Payments from qualified pension plan associated with restructuring charges	(9.4)
Cash payments	(3.0)
Non-cash asset impairment charges and other	(7.6)
Reserve balance at June 30, 2016	0.3
Cash payments	(0.3)
Reserve balance at December 31, 2016	$—

3.	Earnings per Common Share

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and six months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2016	2015	2016	2015
Net income	$7.0	$11.5	$0.8	$20.4
Less: earnings and dividends allocated to participating securities	(0.1)	—	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of basic earnings per common share	$6.9	$11.5	$0.7	$20.3

Weighted average number of common shares outstanding, basic	47.0	48.8	47.0	49.3

Basic earnings per common share	$0.15	$0.23	$0.01	$0.41

Net income	$7.0	$11.5	$0.8	$20.4
Less: earnings and dividends allocated to participating securities	(0.1)	—	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$6.9	$11.5	$0.7	$20.3

Weighted average number of common shares outstanding, basic	47.0	48.8	47.0	49.3
Effect of shares issuable under share-based compensation plans	0.1	0.1	0.1	0.1
Weighted average number of common shares outstanding, diluted	47.1	48.9	47.1	49.4

Diluted earnings per common share	$0.15	$0.23	$0.01	$0.41

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2016	2015	2016	2015
Stock options	2.0	1.5	1.8	1.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Inventories

Inventories consisted of the following components as of December 31, 2016 and June 30, 2016:

($ in millions)	December 31, 2016	June 30, 2016
Raw materials and supplies	$152.5	$137.6
Work in process	357.3	298.9
Finished and purchased products	190.9	192.2
Total inventory	$700.7	$628.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) method. The Company also uses the first-in, first-out (“FIFO”) and average costs methods. As of December 31, 2016 and June 30, 2016, $124.5 million and $118.4 million of inventory, respectively, was accounted for using a method other than the LIFO method.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2016 and June 30, 2016:

($ in millions)	December 31, 2016	June 30, 2016
Accrued compensation and benefits	$43.0	$41.8
Derivative financial instruments	15.2	31.6
Accrued postretirement benefits	13.7	13.8
Accrued interest expense	11.3	11.2
Other	36.2	40.8
Total accrued liabilities	$119.4	$139.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and six months ended December 31, 2016 and 2015 were as follows:

Three months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2016	2015	2016	2015
Service cost	$7.7	$7.8	$0.9	$0.8
Interest cost	12.4	14.4	2.3	2.5
Expected return on plan assets	(16.6)	(16.4)	(1.7)	(1.7)
Amortization of net loss	9.5	6.8	0.8	0.7
Amortization of prior service cost (benefit)	0.5	0.1	(1.6)	(1.6)
Net periodic benefit costs	$13.5	$12.7	$0.7	$0.7

Six months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2016	2015	2016	2015
Service cost	$16.0	$15.6	$1.8	$1.7
Interest cost	25.3	28.8	4.6	5.2
Expected return on plan assets	(31.9)	(32.9)	(3.4)	(3.5)
Amortization of net loss	18.9	13.7	1.6	1.4
Amortization of prior service cost (benefit)	0.8	0.2	(3.2)	(3.3)
Curtailment charge	0.5	—	—	—
Net periodic benefit costs	$29.6	$25.4	$1.4	$1.5

In September 2016, the Company announced changes to retirement plans it offers to certain employees. The Company has frozen benefits accrued to eligible participants of its largest qualified defined benefit pension plan and certain non-qualified benefit plans effective December 31, 2016.  The Company recognized the plan freeze in the three months ended September 30, 2016 as a curtailment, since it eliminates the accrual of defined benefits for future services for a significant number of participants. The impact of the curtailment includes a one-time accelerated recognition of outstanding unamortized prior service costs of $0.5 million. The curtailment event triggered a re-measurement for the affected benefit plans as of August 31, 2016 using a weighted average discount rate of 3.57 percent. The re-measurement resulted in a reduction of accrued pension liabilities of $18.7 million.
In October 2016, the Company made a voluntary pension contribution of $100.0 million to its largest qualified defined benefit pension plan.  The Company currently expects to make no contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2017.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt

The Company's $500.0 million syndicated credit facility (“Credit Agreement”) extends to June 2018. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 0.75% to 1.90% (1.45% as of December 31, 2016), and for Base Rate-determined loans, from 0.00% to 0.90% (0.45% as of December 31, 2016). The Company also pays a quarterly commitment fee ranging from 0.075% to 0.375% (0.225% as of December 31, 2016), determined based upon the Debt Rating, of the unused portion of the $500.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 0.75% to 1.90% (1.45% as of December 31, 2016), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2016, the Company had $5.8 million of issued letters of credit and $25.0 million of short-term borrowings under the Credit Agreement with the balance of $469.2 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2016 and June 30, 2016, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of December 31, 2016 and June 30, 2016 consisted of the following:

($ in millions)	December 31, 2016	June 30, 2016
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at December 31, 2016 and June 30, 2016)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at December 31, 2016 and June 30, 2016)	250.3	257.8
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at December 31, 2016 and June 30, 2016)	298.7	298.5
Total	604.0	611.3
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$604.0	$611.3

For the three months ended December 31, 2016 and 2015, interest costs totaled $7.7 million and $7.5 million, respectively, of which $0.3 million and $0.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the six months ended December 31, 2016 and 2015, interest costs totaled $15.3 million and $14.7 million, respectively, of which $0.5 million and $1.1 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2016, the Company decreased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2016 and June 30, 2016 were $16.1 million and $16.2 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorized the purchase of up to $500.0 million of the Company’s outstanding common stock and expired in October 2016. The shares were repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and the market price of the stock. During the six months ended December 31, 2016, the Company did not purchase shares of its common stock on the open market.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31, 2016	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities:
Municipal auction rate securities	$4.2
Derivative financial instruments	5.5
Total assets	$9.7

Liabilities:
Derivative financial instruments	$18.9

June 30, 2016	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities:
Municipal auction rate securities	$4.1
Derivative financial instruments	11.8
Total assets	$15.9

Liabilities:
Derivative financial instruments	$43.9

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2016		June 30, 2016
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$604.0	$596.6	$611.3	$597.7
Company-owned life insurance	$14.6	$14.6	$14.0	$14.0

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

The fair values of long-term debt as of December 31, 2016 and June 30, 2016 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2016, the Company had forward contracts to purchase 19.3 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur.  Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended December 31, 2016 and 2015, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense. For the six months ended December 31, 2016 and 2015, net gains of $0.2 million and $0.2 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2016 and June 30, 2016, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of December 31, 2016 and June 30, 2016, the total notional amount of floating interest rate contracts was $150.0 million. For the three months ended December 31, 2016 and 2015, net gains of $0.5 million and $0.6 million, respectively, were recorded as a reduction to interest expense. For the six months ended December 31, 2016 and 2015, net gains of $0.9 million and $1.3 million, respectively, were recorded as a reduction to interest expense.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2016 and June 30, 2016:

December 31, 2016	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.9	$1.0	$1.4	$3.3
Other assets	2.1	—	0.1	2.2
Total asset derivatives	$3.0	$1.0	$1.5	$5.5
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.1	$15.1	$15.2
Other liabilities	—	—	3.7	3.7
Total liability derivatives	$—	$0.1	$18.8	$18.9

June 30, 2016	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$0.3	$0.6	$2.1
Other assets	9.7	—	—	9.7
Total asset derivatives	$10.9	$0.3	$0.6	$11.8
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.3	$31.3	$31.6
Other liabilities	—	—	12.3	12.3
Total liability derivatives	$—	$0.3	$43.6	$43.9

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $8.3 million and total liability derivatives would have been $21.7 million as of December 31, 2016.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of December 31, 2016 and June 30, 2016, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and six months ended December 31, 2016 and 2015:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(22.5)	$(20.2)	$(15.4)	$(38.7)
Foreign exchange contracts	0.6	0.3	0.6	0.5
Total	$(21.9)	$(19.9)	$(14.8)	$(38.2)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended December 31,		Three Months Ended December 31,
		2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(7.9)	$(11.1)	$—	$1.0
Foreign exchange contracts	Net sales	0.5	0.2	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(7.3)	$(10.8)	$—	$1.0

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Ineffective Portion)
		Six Months Ended December 31,		Six Months Ended December 31,
		2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(18.0)	$(20.5)	$0.5	$1.0
Foreign exchange contracts	Net sales	0.6	0.1	—	—
Forward interest rate swaps	Interest expense	0.2	0.2	—	—
Total		$(17.2)	$(20.2)	$0.5	$1.0

The Company estimates that $10.3 million of net derivative losses included in AOCI as of December 31, 2016 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and six months ended December 31, 2016.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Foreign exchange	$(0.2)	$(0.8)	$(0.2)	$(2.0)
Unrealized gains (losses) on company-owned life insurance contracts and investments held in rabbi trusts	0.3	0.7	0.8	(0.6)
Equity in earnings of unconsolidated subsidiaries	—	0.3	—	0.6
Other	0.2	0.1	0.4	0.1
Total other income (expense), net	$0.3	$0.3	$1.0	$(1.9)

13.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended December 31, 2016 was $1.3 million, or 15.7 percent of pre-tax income as compared with $3.6 million, or 23.8 percent of pre-tax income for the three months ended December 31, 2015. Income tax expense for the six months ended December 31, 2016 was $2.2 million or 73.3 percent of pre-tax income as compared with $10.8 million, or 34.6 percent of pre-tax income for the six months ended December 31, 2015.

Income tax expense in the current quarter includes tax benefits of $0.9 million associated with the repatriation of earnings from one of our foreign subsidiaries. Income tax expense also includes a $0.3 million benefit primarily due to additional research and development credits claimed in the prior year. Income tax expense for the three months ended December 31, 2015 includes a tax benefit of $0.8 million primarily for additional research and development credits as a result of the December 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015.

In October 2016, the Company made a voluntary pension contribution of $100.0 million that was announced in connection with the plan freeze.  As a result of the pension contribution, income tax expense in the six months ended December 31, 2016 includes a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing claimed in prior periods. Tax expense for the six months ended December 31, 2015 includes a tax charge of $2.0 million for the deferred tax liability on unremitted foreign earnings of one of our foreign subsidiaries as a result of a decision to sell an equity method investment in India.

As of June 30, 2016, the Company had $106.5 million of indefinitely reinvested foreign earnings for which deferred income taxes have not been provided.  Due to a change in foreign cash requirements, the Company has changed its intent with regard to the indefinite reinvestment of foreign earnings of one of its foreign subsidiaries. As a result of this change, the Company repatriated $11.5 million of foreign earnings during the three months ended December 31, 2016 and recognized associated tax benefits of $0.9 million. The remaining balance, approximately $95.0 million, of undistributed foreign earnings continues to be indefinitely reinvested.

14.	Business Segments

The Company has two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading and Latrobe, Pennsylvania and surrounding areas as well as South Carolina and Alabama. The combined assets of the SAO operations are being managed in an integrated manner to optimize efficiency and profitability across the total system.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On a consolidated basis, one customer, Arconic, Inc., accounted for approximately 17 percent and 15 percent of the net sales for the three and six months ended December 31, 2016, respectively. On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 14 percent of the net sales for the three and six months ended December 31, 2015. Approximately 23 percent of the accounts receivable outstanding at December 31, 2016 is due from one customers, Arconic, Inc. Approximately 22 percent of the accounts receivable outstanding at June 30, 2016, respectively, is due from two customers, Alcoa Inc. and Precision Castparts Corporation.

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Net Sales:
Specialty Alloys Operations	$348.6	$363.6	$663.7	$736.2
Performance Engineered Products	83.2	85.4	161.7	177.0
Intersegment	(4.4)	(5.2)	(9.1)	(13.8)
Consolidated net sales	$427.4	$443.8	$816.3	$899.4

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Operating Income:
Specialty Alloys Operations	$35.6	$41.5	$60.6	$82.7
Performance Engineered Products	0.8	(2.9)	(2.0)	(3.3)
Corporate costs	(16.0)	(12.7)	(29.8)	(24.8)
Pension earnings, interest and deferrals	(5.6)	(4.8)	(12.7)	(9.6)
Intersegment	0.6	0.7	0.7	1.7
Consolidated operating income	$15.4	$21.8	$16.8	$46.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Depreciation and Amortization:
Specialty Alloys Operations	$23.7	$23.9	$47.2	$47.4
Performance Engineered Products	5.2	5.7	10.3	11.4
Corporate	0.9	0.9	1.7	1.9
Intersegment	0.1	(0.2)	(0.5)	(0.4)
Consolidated depreciation and amortization	$29.9	$30.3	$58.7	$60.3

Segment Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Capital Expenditures:
Specialty Alloys Operations	$8.3	$17.0	$23.0	$36.7
Performance Engineered Products	2.5	2.2	7.0	11.3
Corporate	7.7	0.5	15.2	1.6
Intersegment	—	(0.1)	(0.1)	(0.1)
Consolidated capital expenditures	$18.5	$19.6	$45.1	$49.5

Segment Data	December 31, 2016	June 30, 2016
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,267.6	$2,256.5
Performance Engineered Products	408.2	415.8
Corporate	119.8	151.3
Intersegment	(18.2)	(29.3)
Consolidated total assets	$2,777.4	$2,794.3

15.	Recent Accounting Pronouncements

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU 2016-08 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-08 on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which outlines new provisions intended to reduce the existing diversity in practice related to accounting for the cash flow and its presentation in the financial statements. ASU 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-15 on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which outlines updates to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-16 on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2016-18 on the consolidated financial statements.

16.	Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the three months ended December 31, 2016 and 2015 were as follows:

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended December 31, 2016 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at September 30, 2016	$(11.0)	$(326.9)	$(0.3)	$(44.2)	$(382.4)
Other comprehensive loss before reclassifications	(0.6)	—	—	(4.0)	(4.6)
Amounts reclassified from AOCI (b)	4.4	5.7	—	—	10.1
Net other comprehensive income (loss)	3.8	5.7	—	(4.0)	5.5
Balance at December 31, 2016	$(7.2)	$(321.2)	$(0.3)	$(48.2)	$(376.9)

Three Months Ended December 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at September 30, 2015	$(34.0)	$(253.1)	$(0.3)	$(45.9)	$(333.3)
Other comprehensive loss before reclassifications	(12.4)	—	—	(2.3)	(14.7)
Amounts reclassified from AOCI (b)	6.7	3.7	—	—	10.4
Net other comprehensive (loss) income	(5.7)	3.7	—	(2.3)	(4.3)
Balance at December 31, 2015	$(39.7)	$(249.4)	$(0.3)	$(48.2)	$(337.6)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The changes in AOCI by component, net of tax, for the six months ended December 31, 2016 and 2015 were as follows:

Six Months Ended December 31, 2016 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2016	$(21.8)	$(344.3)	$(0.3)	$(43.5)	$(409.9)
Other comprehensive income (loss) before reclassifications	3.9	11.4	—	(4.7)	10.6
Amounts reclassified from AOCI (b)	10.7	11.7	—	—	22.4
Net current-period other comprehensive income (loss)	14.6	23.1	—	(4.7)	33.0
Balance at December 31, 2016	$(7.2)	$(321.2)	$(0.3)	$(48.2)	$(376.9)

Six Months Ended December 31, 2015 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2015	$(28.5)	$(256.8)	$(0.3)	$(42.6)	$(328.2)
Other comprehensive (loss) before reclassifications	(23.8)	—	—	(5.6)	(29.4)
Amounts reclassified from AOCI (b)	12.6	7.4	—	—	20.0
Net current-period other comprehensive (loss) income	(11.2)	7.4	—	(5.6)	(9.4)
Balance at December 31, 2015	$(39.7)	$(249.4)	$(0.3)	$(48.2)	$(337.6)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three and six months ended December 31, 2016 and 2015:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
Details about AOCI Components		2016	2015	2016	2015
Cash flow hedging items:
Commodity contracts	Cost of sales	$(7.9)	$(11.1)	$(18.0)	$(20.5)
Foreign exchange contracts	Net sales	0.5	0.2	0.6	0.1
Forward interest rate swaps	Interest expense	0.1	0.1	0.2	0.2
	Total before tax	(7.3)	(10.8)	(17.2)	(20.2)
	Tax benefit	2.9	4.1	6.5	7.6
	Net of tax	$(4.4)	$(6.7)	$(10.7)	$(12.6)

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
Details about AOCI Components		2016	2015	2016	2015
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(10.3)	$(7.5)	$(20.5)	$(15.1)
Prior service cost	(b)	1.1	1.5	2.4	3.1
Curtailment charge	(b)	—	—	(0.5)	—
	Total before tax	(9.2)	(6.0)	(18.6)	(12.0)
	Tax benefit	3.5	2.3	6.9	4.6
	Net of tax	$(5.7)	$(3.7)	$(11.7)	$(7.4)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6. Pension and Other Postretirement Benefits for additional details).

17.	Subsequent Event

On January 30, 2017, the Company entered into a definitive asset purchase agreement for the purchase of substantially all of the assets of Puris LLC, a producer of titanium powder for additive manufacturing and advanced technology applications, for a purchase price of $35.0 million in cash.  The transaction is subject to customary closing conditions. Closing is expected to occur during the quarter ending March 31, 2017.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2016 Form 10-K. Our discussions here focus on our results during or as of the three and six-month periods ended December 31, 2016 and the comparable periods of fiscal year 2016, and to the extent applicable, on material changes from information discussed in the 2016 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2016 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2017 will be $48.2 million as compared with $53.8 million in fiscal year 2016.  The following is the pension expense for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Pension plans	$13.5	$12.7	$29.6	$25.4
Other postretirement plans	0.7	0.7	1.4	1.5
Net periodic benefit costs	$14.2	$13.4	$31.0	$26.9

In September 2016, we announced changes to retirement plans we offer to certain employees. The decision was consistent with addressing costs and actively managing the business. Benefits accrued to eligible participants of our largest qualified defined benefit pension plan and certain non-qualified pension plans were frozen effective December 31, 2016. Approximately 1,900 affected employees were transitioned to the Company’s 401(k) plan that has been in effect for eligible employees since 2012, when the pension plan was closed to new entrants. We recognized the plan freeze in the three months ended September 30, 2016 as a curtailment, since it eliminates the accrual for a significant number of participants for all of their future services. We also made a voluntary pension contribution of $100.0 million to the affected plan in October 2016.

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2016	2015	2016	2015
Cost of sales:
Service cost	$7.2	$7.0	$14.8	$14.1
Pension earnings, interest and deferrals	3.8	3.3	8.9	6.6
	11.0	10.3	23.7	20.7
Selling, general and administrative expenses:
Service cost	1.4	1.6	3.0	3.2
Pension earnings, interest and deferrals	1.8	1.5	3.8	3.0
Curtailment charge	—	—	0.5	—
	3.2	3.1	7.3	6.2
Net pension expense	$14.2	$13.4	$31.0	$26.9

As of December 31, 2016 and June 30, 2016, amounts capitalized in gross inventory were $12.0 million and $10.6 million, respectively.

Operating Performance Overview

The results for the second quarter of fiscal year 2017 were impacted by a stronger product mix and an improving environment across several of our end-use markets, most notably Aerospace and Defense, where we are benefiting from solid demand from the new engine platforms coupled with our strong market position in other key sub-markets including fasteners and structural applications. The Energy end-use market is continuing to show signs of recovery and we remain focused on strengthening our competitive position to fully capitalize on our market position as industry volume increases. Our progress to date is reflected in the positive operating income we achieved at our Performance Engineered Products (PEP) segment, the first time in six quarters. As market demand improves, we expect to further benefit from operating margin leverage at PEP driven by the efficiency gains we have generated over the past several years as well as our strengthened customer relationships and improved product offerings.

We remain committed to actively managing our business, including further implementing the Carpenter Operating Model across our operations as we seek additional cost efficiencies and productivity enhancements. Our realigned commercial group is executing our market focused strategy and expanding the applications for our high-value products, deepening our customer relationships and introducing our advanced capabilities and solutions, as evidenced by our backlog growth. Through these initiatives, we believe we are well positioned to deliver market share, revenue and profitability growth as our end-use markets continue to recover and we further expand our product offerings in areas such as titanium powder.

Results of Operations — Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015

For the three months ended December 31, 2016, we reported net income of $7.0 million, or $0.15 earnings per diluted share. This compares with net income for the same period a year earlier of $11.5 million, or $0.23 earnings per diluted share. Excluding special items, earnings per share would have been $0.24 per diluted share for the three months ended December 31, 2015. The current period results reflect the impact of lower volumes partially offset by stronger product mix and lower operating costs.

Net Sales

Net sales for the three months ended December 31, 2016 were $427.4 million, which was a 4 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 3 percent on a 6 percent decrease in shipment volume from the same period a year ago. The results primarily reflect stronger product mix and lower demand for materials primarily used in the Transportation and Industrial and Consumer end-use markets.

Geographically, sales outside the United States increased 5 percent from the same period a year ago to $137.2 million for the three months ended December 31, 2016. The increase is primarily due to net sales to Europe in the Aerospace and Defense end-use markets partially offset by a decrease in net sales to Asia in the Aerospace and Defense and Industrial and Consumer end-use markets. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.4 million decrease in sales during the three months ended December 31, 2016 compared to the three months ended December 31, 2015. International sales represented 32 percent and 30 percent of total net sales for the three months ended December 31, 2016 and 2015, respectively.

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

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2016	2015
Aerospace and Defense	$242.7	$245.6	$(2.9)	(1)%
Energy	30.1	29.3	0.8	3%
Transportation	33.5	39.1	(5.6)	(14)%
Medical	26.8	29.4	(2.6)	(9)%
Industrial and Consumer	66.6	72.1	(5.5)	(8)%
Distribution	27.7	28.3	(0.6)	(2)%
Total net sales	$427.4	$443.8	$(16.4)	(4)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2016	2015
Aerospace and Defense	$199.0	$201.4	$(2.4)	(1)%
Energy	27.1	25.9	1.2	5%
Transportation	28.7	33.3	(4.6)	(14)%
Medical	25.1	27.7	(2.6)	(9)%
Industrial and Consumer	59.2	62.9	(3.7)	(6)%
Distribution	27.6	28.2	(0.6)	(2)%
Total net sales excluding surcharge	$366.7	$379.4	$(12.7)	(3)%

Sales to the Aerospace and Defense end-use market decreased 1 percent from the second quarter a year ago to $242.7 million. Excluding surcharge revenue, sales decreased 1 percent from the second quarter a year ago on a 1 percent decrease in shipment volume. The results reflect strong demand for engines driven by increasing demand from new engine platforms offset by a decrease in sales of materials used in fasteners and structural applications due to supply chain consolidation.

Sales to the Energy end-use market of $30.1 million reflect a 3 percent increase from the second quarter a year ago. Excluding surcharge revenue, sales increased 5 percent from a year ago on higher shipment volume of 6 percent. The results reflect strong demand for power generation materials partially offset by lower oil and gas sub-market results. The North American quarterly average directional and horizontal rig count, an indicator of drilling activity, decreased 14 percent from the same period a year ago.

Transportation end-use market sales decreased 14 percent from the second quarter a year ago to $33.5 million. Excluding surcharge revenue, sales decreased 14 percent on 20 percent lower shipment volume from the second quarter a year ago. The results reflect a weaker demand for heavy duty on-road and off-road truck production combined with growth of light vehicle production demand slowing.

Medical end-use market sales decreased 9 percent from the second quarter a year ago to $26.8 million. Excluding surcharge revenue, sales decreased 9 percent on 16 percent lower shipment volume from the second quarter a year ago. The results reflect a favorable shift in product mix towards higher value products and increased titanium opportunities which creates increased demand for our premium products.

Industrial and Consumer end-use market sales decreased 8 percent from the second quarter a year ago to $66.6 million. Excluding surcharge revenue, sales decreased 6 percent on a 10 percent decrease in shipment volume. The results reflect weak demand for consumer electronic applications partially offset by stronger demand for materials used in valves and fittings applications.

Gross Profit

Our gross profit in the second quarter decreased 6 percent to $62.5 million, or 14.6 percent of net sales as compared with $66.3 million, or 14.9 percent of net sales in the same quarter a year ago. Excluding the impacts of the surcharge revenue, our gross margin in the second quarter was 17.0 percent as compared 17.5 percent in the same period a year ago. The current quarter results reflect lower volumes partially offset by stronger product mix and operating cost efficiencies compared to the same period a year ago.

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

	Three Months Ended December 31,
($ in millions)	2016	2015
Net sales	$427.4	$443.8
Less: surcharge revenue	60.7	64.4
Net sales excluding surcharge revenue	$366.7	$379.4

Gross profit	$62.5	$66.3

Gross margin	14.6%	14.9%

Gross margin excluding surcharge revenue	17.0%	17.5%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47.1 million were 11.0 percent of net sales (12.8 percent of net sales excluding surcharge) as compared with $44.5 million and 10.0 percent of net sales (11.7 percent of net sales excluding surcharge) in the same quarter a year ago.

Operating Income

Our operating income in the recent second quarter was $15.4 million or 3.6 percent of net sales as compared with operating income of $21.8 million or 4.9 percent of net sales in the same quarter a year ago. Excluding surcharge revenue, pension EID and other special items, operating margin was 5.7 percent for the current quarter as compared with 7.7 percent a year ago. The decrease in our operating margin for the second quarter of fiscal year 2017 reflects lower volume partially offset by stronger product mix and operating cost efficiencies compared to the same period a year ago.

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

	Three Months Ended December 31,
($ in millions)	2016	2015
Net sales	$427.4	$443.8
Less: surcharge revenue	60.7	64.4
Net sales excluding surcharge revenue	$366.7	$379.4

Operating income	$15.4	$21.8
Pension EID	5.6	4.8
Operating income excluding pension EID	21.0	26.6
Special items:
Consulting costs	—	2.6
Operating income excluding pension EID and other special items	$21.0	$29.2

Operating margin	3.6%	4.9%

Operating margin excluding surcharge, pension EID and other special items	5.7%	7.7%

Interest Expense

Interest expense for the three months ended December 31, 2016 was $7.4 million compared with $7.0 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended December 31, 2016 includes net gains from interest rate swaps of $0.5 million compared with $0.6 million of net gains from interest rate swaps for three months ended December 31, 2015. Capitalized interest reduced interest expense by $0.3 million for the three months ended December 31, 2016 and $0.5 million for the three months ended December 31, 2015.

Other Income, Net

Other income for the three months ended December 31, 2016 was $0.3 million as compared with $0.3 million for the three months ended December 31, 2015.

Income Taxes

Income tax expense in the recent second quarter was $1.3 million, or 15.7 percent of pre-tax income versus $3.6 million, or 23.8 percent of pre-tax income in the same quarter a year ago.

Income tax expense in the current quarter includes tax benefits of $0.9 million associated with the repatriation of earnings from one of our foreign subsidiaries. Income tax expense also includes benefits of $0.3 million primarily due to additional research and development credits claimed in the prior year. Income tax expense in the prior year includes net tax benefits of $0.8 million primarily for additional research and development credits as a result of the enactment of the Protecting Americans from Tax Hikes Act of 2015.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended December 31,		(Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2016	2015
Specialty Alloys Operations	51,314	54,794	(3,480)	(6)%
Performance Engineered Products *	2,350	2,800	(450)	(16)%
Intersegment	(378)	(666)	288	43%
Consolidated pounds sold	53,286	56,928	(3,642)	(6)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2016	2015
Specialty Alloys Operations	$348.6	$363.6	$(15.0)	(4)%
Performance Engineered Products	83.2	85.4	(2.2)	(3)%
Intersegment	(4.4)	(5.2)	0.8	15%
Total net sales	$427.4	$443.8	$(16.4)	(4)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2016	2015
Specialty Alloys Operations	$288.1	$299.2	$(11.1)	(4)%
Performance Engineered Products	83.0	85.2	(2.2)	(3)%
Intersegment	(4.4)	(5.0)	0.6	12%
Total net sales excluding surcharge revenue	$366.7	$379.4	$(12.7)	(3)%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2016 for the SAO segment decreased 4 percent to $348.6 million, as compared with $363.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 4 percent on 6 percent lower shipment volume from a year ago.  The results reflect lower demand across all end-use markets except Energy due to an increase in demand for power generation products partially offset by stronger product mix in Transportation and Industrial and Consumer end-use markets compared to the prior year quarter.

Operating income for the SAO segment was $35.6 million or 10.2 percent of net sales (12.4 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $41.5 million or 11.4 percent of net sales (13.9 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects lower shipments partially offset by cost improvements driven by the implementation of the Carpenter Operating Model compared to the prior year quarter.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2016 for the PEP segment decreased 3 percent to $83.2 million, as compared with $85.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $83.0 million decreased 3 percent from a year ago. The results reflect lower demand primarily in the Industrial and Consumer and Energy end-use markets.

Operating income for the PEP segment was $0.8 million or 1.0 percent of net sales in the recent second quarter, compared with operating loss of $2.9 million or 3.4 percent of net sales in the same quarter a year ago. The results reflect the positive impact of cost reduction initiatives and stronger mix partially offset by weakness in demand within Industrial and Consumer and Energy end-use markets.

Results of Operations — Six Months Ended December 31, 2016 vs. Six Months Ended December 31, 2015

Net Sales

Net sales for the six months ended December 31, 2016 were $816.3 million, which was a 9 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 8 percent on 7 percent lower shipment volume from the same period a year ago. The results reflect weakness in demand across all end-use markets.

Geographically, sales outside the United States decreased 4 percent from the same period a year ago to $258.4 million for the six months ended December 31, 2016. The decrease is primarily due to sales to Asia, Canada and the Middle East in the Aerospace and Defense end-use market partially offset by an increase in sales to Europe in the Aerospace and Defense end-use market. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $2.9 million decrease in sales during the six months ended December 31, 2016 compared to the six months ended December 31, 2015. International sales represented 32 percent and 30 percent of total net sales for the six months ended December 31, 2016 and 2015, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Six Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2016	2015
Aerospace and Defense	$448.9	$483.2	$(34.3)	(7)%
Energy	58.5	67.5	(9.0)	(13)%
Transportation	68.7	82.7	(14.0)	(17)%
Medical	51.4	58.0	(6.6)	(11)%
Industrial and Consumer	133.0	149.7	(16.7)	(11)%
Distribution	55.8	58.3	(2.5)	(4)%
Total net sales	$816.3	$899.4	$(83.1)	(9)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Decrease	% Decrease
($ in millions)	2016	2015
Aerospace and Defense	$372.5	$395.5	$(23.0)	(6)%
Energy	52.8	58.5	(5.7)	(10)%
Transportation	59.2	69.0	(9.8)	(14)%
Medical	48.1	54.1	(6.0)	(11)%
Industrial and Consumer	118.5	129.5	(11.0)	(8)%
Distribution	55.5	58.0	(2.5)	(4)%
Total net sales excluding surcharge	$706.6	$764.6	$(58.0)	(8)%

Sales to the Aerospace and Defense end-use market decreased 7 percent from the same period a year ago to $448.9 million. Excluding surcharge revenue, sales decreased 6 percent from the same period a year ago on a 5 percent decrease in shipment volume. The results reflect strong demand for engines driven by increasing demand from new engine platforms more than offset by a decrease in sales of materials used in fasteners and structural applications due to supply chain consolidation.

Sales to the Energy end-use market of $58.5 million reflect a 13 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 10 percent from a year ago on lower shipment volume of 8 percent. The results reflect the impact of the ongoing reduced drilling and exploration activity. The North American quarterly average directional and horizontal rig count, an indicator of drilling activity, decreased 14 percent from the same period a year ago. The lower oil and gas sub-market results were partially offset by an increase in demand for power generation materials.

Transportation end-use market sales decreased 17 percent from the same period a year ago to $68.7 million. Excluding surcharge revenue, sales decreased 14 percent on 18 percent lower shipment volume from the same period a year ago. The results reflect a weaker demand for heavy duty on-road and off-road truck production combined with growth of light vehicle production demand slowing.

Medical end-use market sales decreased 11 percent from the same period a year ago to $51.4 million. Excluding surcharge revenue, sales decreased 11 percent on 9 percent lower shipment volume from the same period a year ago. The results reflect the pricing pressure and supply chain inventory management among distributors and OEMs influenced by industry consolidation. We are beginning to experience a favorable shift in product mix towards higher valued products and increased titanium opportunities which creates increased demand for our premium products.

Industrial and Consumer end-use market sales decreased 11 percent from the same period a year ago to $133.0 million. Excluding surcharge revenue, sales decreased 8 percent on a 3 percent decrease in shipment volume. The results reflect weaker demand for capital equipment and consumer electronics partially offset by stronger demand for materials used in sporting goods applications.

Gross Profit

Our gross profit in the six months ended December 31, 2016 decreased 20 percent to $108.5 million, or 13.3 percent of net sales as compared with $134.9 million, or 15.0 percent of net sales. Excluding the impacts of the surcharge revenue, our gross margin in the six months ended December 31, 2016 was 15.4 percent as compared to 17.6 percent in the same period a year ago. The results reflect weaker demand across all end-use markets partially offset by operating cost efficiencies compared to the same period a year ago.

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

	Six Months Ended December 31,
($ in millions)	2016	2015
Net sales	$816.3	$899.4
Less: surcharge revenue	109.7	134.8
Net sales excluding surcharge revenue	$706.6	$764.6

Gross profit	$108.5	$134.9

Gross margin	13.3%	15.0%

Gross margin excluding surcharge revenue	15.4%	17.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $91.7 million were 11.2 percent of net sales (13.0 percent of net sales excluding surcharge) for the six months ended December 31, 2016 as compared with $87.8 million or 9.8 percent of net sales (11.5 percent of net sales excluding surcharge) in the same period a year ago.

Operating Income

Our operating income in the six months ended December 31, 2016 was $16.8 million, or 2.1 percent of net sales as compared with $46.7 million, or 5.2 percent of net sales in the same period a year ago. Excluding surcharge revenue, pension EID and other special items, operating margin was 4.2 percent for the six months ended December 31, 2016 and 8.1 percent for the same period a year ago. The decrease in the operating margin reflects weaker demand partially offset by operating cost efficiencies compared to the same period a year ago.

Operating income has been significantly impacted by our pension EID, which may be volatile based on conditions in the financial markets, as well as other special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales, pension EID, restructuring charges and other special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2016	2015
Net sales	$816.3	$899.4
Less: surcharge revenue	109.7	134.8
Net sales excluding surcharge revenue	$706.6	$764.6

Operating income	$16.8	$46.7
Pension EID	12.7	9.6
Operating income excluding pension EID	29.5	56.3

Special items:
Pension curtailment charge	0.5	—
Restructuring charges	—	0.4
Consulting costs	—	5.1
Operating income excluding pension EID and other special items	$30.0	$61.8

Operating margin	2.1%	5.2%

Operating margin excluding surcharge, pension EID and other special items	4.2%	8.1%

Interest Expense

Interest expense for the six months ended December 31, 2016 was $14.8 million compared with $13.6 million in the year ago period. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the six months ended December 31, 2016 includes net gains from interest rate swaps of $0.9 million compared with $1.3 million of net gains from interest rate swaps for the six months ended December 31, 2015. Capitalized interest reduced interest expense by $0.5 million for the six months ended December 31, 2016 and $1.1 million for the six months ended December 31, 2015.

Other Income (Expense), Net

Other income was $1.0 million for the recent six months ended December 31, 2016 compared to other expense of $1.9 million in the year ago period. The results reflect the positive impacts in foreign exchange gains and favorable market return on certain investments for the current period compared to the same period a year ago.

Income Taxes

Income tax expense in the six months ended December 31, 2016 was $2.2 million, or 73.3 percent of pre-tax income as compared with $10.8 million, or 34.6 percent of pre-tax income in the six months ended December 31, 2015.

Income tax expense in the six months ended December 31, 2016 includes tax benefits of $0.9 million associated with the repatriation of earnings from one of our foreign subsidiaries. Income tax expense also includes benefits of $0.3 million primarily due to additional research and development credits claimed in the prior year. In October 2016, we made a voluntary pension contribution of $100 million that was announced in connection with the plan freeze.  As a result of the pension contribution, income tax expense in the six months ended December 31, 2016 includes a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing claimed in prior periods.

Income tax expense in the six months ended December 31, 2015 includes net tax benefits of $0.8 million primarily for additional research and development credit as a result of the enactment of the Protecting Americans from Tax Hikes Act of 2015. Income tax expense in the prior period also includes a tax charge of $2.0 million recorded as a result of a decision to sell our equity investment in India.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Six Months Ended December 31,		(Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2016	2015
Specialty Alloys Operations	103,674	111,606	(7,932)	(7)%
Performance Engineered Products *	4,764	5,756	(992)	(17)%
Intersegment	(972)	(2,010)	1,038	52%
Consolidated pounds sold	107,466	115,352	(7,886)	(7)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Six Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2016	2015
Specialty Alloys Operations	$663.7	$736.2	$(72.5)	(10)%
Performance Engineered Products	161.7	177.0	(15.3)	(9)%
Intersegment	(9.1)	(13.8)	4.7	34%
Total net sales	$816.3	$899.4	$(83.1)	(9)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2016	2015
Specialty Alloys Operations	$554.0	$600.8	$(46.8)	(8)%
Performance Engineered Products	161.3	176.6	(15.3)	(9)%
Intersegment	(8.7)	(12.8)	4.1	32%
Total net sales excluding surcharge revenue	$706.6	$764.6	$(58.0)	(8)%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2016 for the SAO segment decreased 10 percent to $663.7 million, as compared with $736.2 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 8 percent on 7 percent lower shipment volume from a year ago.  The results reflect lower demand primarily in the Aerospace and Defense, Transportation and Industrial and Consumer end-use markets compared to the prior year same period.

Operating income for the SAO segment was $60.6 million or 9.1 percent of net sales (10.9 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2016 as compared with $82.7 million or 11.2 percent of net sales (13.8 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects lower demand partially offset by cost improvements driven by the implementation of the Carpenter Operating Model compared to the prior year same period.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2016 for the PEP segment decreased 9 percent to $161.7 million, as compared with $177.0 million in the same period a year ago. Excluding surcharge revenue net sales decreased 9 percent from a year ago. The results reflect lower demand primarily due to the Industrial and Consumer and Energy end-use markets. The Energy end-use market continues to be impacted by the current weakness in the oil and gas businesses.

Operating loss for the PEP segment was $2.0 million or 1.2 percent of net sales in the recent six months ended December 31, 2016, compared with operating loss of $3.3 million or 1.9 percent of net sales in the same period a year ago. The results reflect the positive impact of cost reduction initiatives partially offset by weakness in demand within Industrial and Consumer and Energy end-use markets.

Liquidity and Financial Resources

During the six months ended December 31, 2016, we used $25.8 million of cash from operations compared to $71.6 million of cash provided from operations in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $87.9 million as compared to positive $8.5 million for the same period a year ago. The decrease in free cash flow reflects lower earnings and the impact of the $100 million pension contribution offset by cash tax benefits realized with the contribution of approximately $39 million. The free cash flow results also reflect unfavorable working capital levels, principally as a result of increased inventory levels.  Historically, our sales in the first two fiscal quarters have been the lowest due to the seasonality of our business and our customer order patterns. Accordingly, we generally build inventory in the first half of the fiscal year and reduce inventory in the second half of the fiscal year.

Capital expenditures for property, equipment and software were $45.1 million for the six months ended December 31, 2016 as compared to $49.5 million for the same period a year ago.

Dividends during the six months ended December 31, 2016 and 2015 were $17.0 million and $17.9 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement. Our syndicated revolving credit agreement (“Credit Agreement”) contains a revolving credit commitment of $500 million and expires in June 2018. As of December 31, 2016, we had $5.8 million of issued letters of credit and $25.0 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement ($469.2 million) remains available to us. As of December 31, 2016, we had total liquidity of $491.7 million, including $22.5 million of cash and cash equivalents. From time to time during the six months ended December 31, 2016 we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the six months ended December 31, 2016 was approximately $27.4 million with daily outstanding borrowings ranging from $0 million to $88.2 million during the period.

We believe that our cash and cash equivalents of $22.5 million as of December 31, 2016, together with cash generated from operations and available borrowing capacity of $469.2 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.

During the six months ended December 31, 2016, we made a voluntary cash contribution of $100 million to our largest qualified pension plan. We do not expect to make additional contributions to our qualified pension plans for the remainder of fiscal year 2017.

As of December 31, 2016, we had cash and cash equivalents of approximately $20.3 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. During the quarter ended December 31, 2016, we repatriated cash of $11.5 million from foreign jurisdictions that resulted in approximately $0.9 million of tax benefits.

In October 2014, the Board of Directors authorized a share repurchase program that expired in October 2016. The Board of Directors has elected to not extend the authorization.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of December 31, 2016). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2016, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of December 31, 2016:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	8.93 to 1.00
Consolidated debt to capital	55% (maximum)	35.8%

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

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share
Three months ended December 31, 2016, as reported	$8.3	$(1.3)	$7.0	$0.15

Special items:
None reported	—	—	—	—

Three months ended December 31, 2016, as adjusted	$8.3	$(1.3)	$7.0	$0.15

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended December 31, 2015, as reported	$15.1	$(3.6)	$11.5	$0.23

Special items:
Consulting costs	2.6	(0.9)	1.7	0.03
Impact of tax law change	—	(0.8)	(0.8)	(0.02)
Total impact of special items	2.6	(1.7)	0.9	0.01

Three months ended December 31, 2015, as adjusted	$17.7	$(5.3)	$12.4	$0.24

* Impact per diluted share calculated using weighted average common shares outstanding of 48.9 million for the three months ended December 31, 2015.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income	Earnings Per Diluted Share*
Six months ended December 31, 2016, as reported	$3.0	$(2.2)	$0.8	$0.01

Special items:
Pension curtailment	0.5	(0.1)	0.4	0.01
Income tax item	—	2.1	2.1	0.04
Total impact of special items	0.5	2.0	2.5	0.05

Six months ended December 31, 2016, as adjusted	$3.5	$(0.2)	$3.3	$0.06

* Impact per diluted share calculated using weighted average common shares outstanding of 47.1 million for the six months ended December 31, 2016.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income	Earnings Per Diluted Share*
Six months ended December 31, 2015, as reported	$31.2	$(10.8)	$20.4	$0.41

Special items:
Restructuring charges	0.4	(0.1)	0.3	0.01
Consulting costs	5.1	(1.8)	3.3	0.07
Income tax item**	—	2.0	2.0	0.04
Impact of tax law change	—	(0.8)	(0.8)	(0.02)
Total impact of special items	5.5	(0.7)	4.8	0.10

Six months ended December 31, 2015, as adjusted	$36.7	$(11.5)	$25.2	$0.51

* Impact per diluted share calculated using weighted average common shares outstanding of 49.4 million for the six months ended December 31, 2015.

** As a result of a decision to sell our equity method investment in India, we changed our intent with regard to the indefinite reinvestment of the foreign earnings from one of our subsidiaries. Accordingly, we recorded a discrete income tax charge during the six months ended December 31, 2015.

Management believes that the presentation of earnings per share adjusted to exclude the impacts of special items is helpful in analyzing the operating performance of the Company, as these costs are not indicative of ongoing operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. Adjusted earnings per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
($ in millions)	2016	2015
Net cash (used for) provided from operating activities	$(25.8)	$71.6
Purchases of property, equipment and software	(45.1)	(49.5)
Proceeds from disposals of property and equipment	—	0.3
Other	—	4.0
Dividends paid	(17.0)	(17.9)
Free cash flow	$(87.9)	$8.5

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2016, we decreased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2016 and June 30, 2016 were $16.1 million and $16.2 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business projections, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation. We assessed the impact of our results for six months ended December 31, 2016 and determined that no changes to our long term projections or other indications of impairment were noted which would trigger the need for an interim impairment test to be performed.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2016, Form 10-Q for the quarter ended September 30, 2016, and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; and (16) the success of actions taken to reduce costs associated with retirement and pension plans. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2016, we had approximately $16.6 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 39 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2016 is provided in Note 11 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on December 31, 2016, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of December 31, 2016 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended December 31, 2016, however employees surrendered 543 shares to the Company, at an average purchase price of $36.39, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

On October 14, 2016, the Company issued 56,217 shares of its common stock to Hans J. Sack in connection with the settlement of certain litigation between him and the Company. This issuance of securities was not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) of the Securities Act as it was an issuance not involving any “public offering.”

Item 6. Exhibits

Exhibit No.	Description

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: February 2, 2017	/s/ Damon J. Audia
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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.