Form 10-Q
period 2017-03-31
CARPENTER TECHNOLOGY CORP
filed 2017-04-27
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☒		Accelerated filer:	☐

Non-accelerated filer:	☐	(Do not check if a smaller reporting company)	Smaller reporting company:	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of April 20, 2017 was 46,740,525.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except share data)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16.6	$82.0
Accounts receivable, net	267.2	253.6
Inventories	718.3	628.7
Other current assets	49.3	46.4
Total current assets	1,051.4	1,010.7
Property, plant and equipment, net	1,312.1	1,351.4
Goodwill	270.9	244.8
Other intangibles, net	58.2	63.2
Deferred income taxes	7.5	8.2
Other assets	122.3	116.0
Total assets	$2,822.4	$2,794.3
LIABILITIES
Current liabilities:
Short-term debt	$14.2	$—
Accounts payable	191.3	159.6
Accrued liabilities	116.7	139.2
Total current liabilities	322.2	298.8
Long-term debt	604.1	611.3
Accrued pension liabilities	402.9	509.3
Accrued postretirement benefits	118.6	116.6
Deferred income taxes	169.4	102.4
Other liabilities	43.6	51.0
Total liabilities	1,660.8	1,689.4
Contingencies and commitments (see Note 10)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,349,304 shares at March 31, 2017 and 55,254,569 shares at June 30, 2016; outstanding 46,740,525 shares at March 31, 2017 and 46,600,125 shares at June 30, 2016	276.7	276.3
Capital in excess of par value	283.6	273.5
Reinvested earnings	1,304.8	1,308.9
Common stock in treasury (8,608,779 shares and 8,654,444 shares at March 31, 2017 and June 30, 2016, respectively), at cost	(342.1)	(343.9)
Accumulated other comprehensive loss	(361.4)	(409.9)
Total stockholders' equity	1,161.6	1,104.9
Total liabilities and stockholders' equity	$2,822.4	$2,794.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales	$473.6	$456.3	$1,289.9	$1,355.7
Cost of sales	390.5	386.3	1,098.3	1,150.8
Cost of sales - excess inventory write-down	—	22.5	—	22.5
Gross profit	83.1	47.5	191.6	182.4

Selling, general and administrative expenses	47.3	41.7	139.0	129.5
Restructuring and asset impairment charges	—	17.6	—	18.0
Goodwill impairment	—	12.5	—	12.5
Operating income (loss)	35.8	(24.3)	52.6	22.4

Interest expense	(7.7)	(7.2)	(22.5)	(20.8)
Other income (expense), net	1.0	(1.5)	2.0	(3.4)

Income (loss) before income taxes	29.1	(33.0)	32.1	(1.8)
Income tax expense (benefit)	8.4	(9.1)	10.6	1.8

Net income (loss)	$20.7	$(23.9)	$21.5	$(3.6)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.44	$(0.51)	$0.45	$(0.08)
Diluted	$0.44	$(0.51)	$0.45	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.0	47.1	47.0	48.5
Diluted	47.1	47.1	47.1	48.5

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income (loss)	$20.7	$(23.9)	$21.5	$(3.6)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(3.5), $(2.2), $(17.4) and $(6.8), respectively	5.7	3.8	28.8	11.2
Net gain (loss) on derivative instruments, net of tax of $(4.3), $(3.4), $(13.2) and $3.3, respectively	7.2	5.7	21.8	(5.5)
Foreign currency translation	2.6	7.7	(2.1)	2.1
Other comprehensive income	15.5	17.2	48.5	7.8
Comprehensive income (loss)	$36.2	$(6.7)	$70.0	$4.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Nine Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$21.5	$(3.6)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	88.8	90.0
Goodwill impairment charge	—	12.5
Non-cash excess inventory write-down	—	22.5
Non-cash restructuring and asset impairment charges	—	7.6
Deferred income taxes	37.4	(6.6)
Net pension expense	39.7	40.3
Payments from qualified pension plan associated with restructuring	—	9.4
Share-based compensation expense	10.0	6.8
Net loss on disposals of property and equipment	2.2	0.2
Changes in working capital and other, net of acquisition:
Accounts receivable	(15.0)	32.6
Inventories	(89.0)	(18.0)
Other current assets	3.6	(13.0)
Accounts payable	40.6	(6.6)
Accrued liabilities	4.1	(22.3)
Pension plan contributions	(100.0)	—
Other postretirement plan contributions	(2.4)	(9.5)
Cash paid as collateral under derivative agreements	—	(8.0)
Other, net	(6.0)	2.9
Net cash provided from operating activities	35.5	137.2
INVESTING ACTIVITIES
Purchases of property, equipment and software	(63.1)	(66.1)
Proceeds from disposals of property and equipment	—	0.3
Acquisition of business	(35.3)	—
Proceeds from the sale of equity method investment	—	6.3
Proceeds from note receivable from the sale of equity method investment	6.3	—
Other	—	4.0
Net cash used for investing activities	(92.1)	(55.5)
FINANCING ACTIVITIES
Change in short-term debt	14.2	25.0
Payments of debt issue costs	(1.4)	—
Dividends paid	(25.6)	(26.3)
Purchases of treasury stock	—	(123.9)
Payments on seller financed debt related to purchase of software	—	(3.7)
Tax benefits on share-based compensation	0.4	—
Proceeds from stock options exercised	2.2	0.3
Net cash used for financing activities	(10.2)	(128.6)
Effect of exchange rate changes on cash and cash equivalents	1.4	0.3
DECREASE IN CASH AND CASH EQUIVALENTS	(65.4)	(46.6)
Cash and cash equivalents at beginning of period	82.0	70.0
Cash and cash equivalents at end of period	$16.6	$23.4
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$5.8	$7.3
Sale of equity method investment	$—	$12.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2016	$276.3	$273.5	$1,308.9	$(343.9)	$(409.9)	$1,104.9
Net income			21.5			21.5
Pension and postretirement benefits gain, net of tax					28.8	28.8
Net gain on derivative instruments, net of tax					21.8	21.8
Foreign currency translation					(2.1)	(2.1)
Cash Dividends:						0
Common @ $0.54 per share			(25.6)			(25.6)
Share-based compensation plans		7.9		1.8		9.7
Stock options exercised	0.4	1.8				2.2
Tax windfall on share-based compensation		0.4				0.4
Balances at March 31, 2017	$276.7	$283.6	$1,304.8	$(342.1)	$(361.4)	$1,161.6

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value Of $5	Capital in Excess of Par Value
Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$1,325.9
Net loss			(3.6)			(3.6)
Pension and postretirement benefits gain, net of tax					11.2	11.2
Net loss on derivative instruments, net of tax					(5.5)	(5.5)
Foreign currency translation					2.1	2.1
Cash Dividends:						0
Common @ $0.54 per share			(26.3)			(26.3)
Purchase of treasury stock				(123.9)		(123.9)
Share-based compensation plans		6.2		0.8		7.0
Stock options exercised		0.3				0.3
Tax shortfall on share-based compensation		(0.2)				(0.2)
Balances at March 31, 2016	$276.2	$272.9	$1,302.5	$(344.2)	$(320.4)	$1,187.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2016 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s annual report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Form 10-K”). Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Acquisition

On February 28, 2017, the Company acquired substantially all of the assets of Puris LLC (“Puris”), for a cash purchase price of $35.3 million. The acquisition provides the Company with immediate entry into the rapidly growing titanium powder market, an expanded presence in additive manufacturing and strengthens the Company’s capabilities as a solutions provider for customers across its end-use markets.  As of March 31, 2017, the Company performed a preliminary purchase price allocation that resulted in an allocation of $7.5 million to property and equipment, $1.7 million to net working capital and $26.1 million to goodwill. The purchase price allocation was based on a preliminary valuation analysis due to the timing of the acquisition. The final purchase price allocation may change in future reporting periods upon finalization of the valuation analysis, which the Company expects to occur in the fourth quarter of fiscal year 2017.

3.	Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three and nine months ended March 31, 2016 were $17.6 million and $18.0 million, respectively. The restructuring and asset impairment charges consisted primarily of an early retirement incentive funded by the Company's qualified pension plan of $9.4 million and non-cash impairment charges on certain long-lived assets of $7.6 million due to the prolonged weakness in oil and gas drilling and exploration activities and the impact this weakness had on certain reporting units.

4.    Goodwill

The Company conducts annual goodwill impairment testing at least annually as of June 30, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. During the third quarter of fiscal year 2016, the Company performed an interim impairment test due to weak market conditions, depressed customer orders and the Amega West Services (“Amega”) and Specialty Steel Supply (“SSS”) reporting units results lower than expectation. As a result of the goodwill impairment testing completed in the third quarter of fiscal year 2016, the Company determined that the goodwill associated with Amega and SSS was impaired and recorded an impairment charge of $12.5 million which represented the entire balance of the goodwill recorded for these reporting units.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2017 and fiscal year 2016 were as follows:

($ in millions)	June 30, 2015	Impairment Losses	Other	June 30, 2016	Acquisition	March 31, 2017
Goodwill	$292.1	$—	$(0.1)	$292.0	$26.1	$318.1
Accumulated impairment losses	(34.7)	(12.5)	—	(47.2)	—	(47.2)
Total goodwill	$257.4	$(12.5)	$(0.1)	$244.8	$26.1	$270.9

Specialty Alloys Operations	$195.5	$—	$—	$195.5	$—	$195.5
Performance Engineered Products	61.9	(12.5)	(0.1)	49.3	26.1	75.4
Total goodwill	$257.4	$(12.5)	$(0.1)	$244.8	$26.1	$270.9

The amounts included in “other” in the above table represent foreign exchange impacts on the amounts recorded in goodwill.

5.	Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three and nine months ended March 31, 2016, the Company incurred a net loss and, accordingly, excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and nine months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2017	2016	2017	2016
Net income (loss)	$20.7	$(23.9)	$21.5	$(3.6)
Less: earnings and dividends allocated to participating securities	(0.1)	—	(0.2)	—
Earnings (loss) available for common stockholders used in calculation of basic earnings per common share	$20.6	$(23.9)	$21.3	$(3.6)

Weighted average number of common shares outstanding, basic	47.0	47.1	47.0	48.5

Basic earnings (loss) per common share	$0.44	$(0.51)	$0.45	$(0.08)

Net income (loss)	$20.7	$(23.9)	$21.5	$(3.6)
Less: earnings and dividends allocated to participating securities	(0.1)	—	(0.2)	—
Earnings (loss) available for common stockholders used in calculation of diluted earnings per common share	$20.6	$(23.9)	$21.3	$(3.6)

Weighted average number of common shares outstanding, basic	47.0	47.1	47.0	48.5
Effect of shares issuable under share-based compensation plans	0.1	—	0.1	—
Weighted average number of common shares outstanding, diluted	47.1	47.1	47.1	48.5

Diluted earnings (loss) per common share	$0.44	$(0.51)	$0.45	$(0.08)

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2017	2016	2017	2016
Stock options	2.0	1.6	1.9	1.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventories

Inventories consisted of the following components as of March 31, 2017 and June 30, 2016:

($ in millions)	March 31, 2017	June 30, 2016
Raw materials and supplies	$157.5	$137.6
Work in process	374.0	298.9
Finished and purchased products	186.8	192.2
Total inventory	$718.3	$628.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) inventory costing method. The Company also uses the first-in, first-out (“FIFO”) and average costs methods. As of March 31, 2017 and June 30, 2016, $126.1 million and $118.4 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method. During the three months ended March 31, 2016, the Company recorded a $22.5 million excess inventory adjustment due to the prolonged weakness in the oil and gas businesses.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2017 and June 30, 2016:

($ in millions)	March 31, 2017	June 30, 2016
Accrued compensation and benefits	$48.7	$41.8
Accrued postretirement benefits	13.8	13.8
Derivative financial instruments	11.7	31.6
Accrued interest expense	5.6	11.2
Other	36.9	40.8
Total accrued liabilities	$116.7	$139.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and nine months ended March 31, 2017 and 2016 were as follows:

Three months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2017	2016	2017	2016
Service cost	$2.2	$7.8	$0.9	$0.8
Interest cost	12.4	14.4	2.3	2.5
Expected return on plan assets	(16.6)	(16.4)	(1.7)	(1.7)
Amortization of net loss	9.5	6.8	0.8	0.7
Amortization of prior service cost (benefit)	0.5	0.1	(1.6)	(1.6)
Net periodic benefit costs	$8.0	$12.7	$0.7	$0.7

Nine months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2017	2016	2017	2016
Service cost	$18.1	$23.4	$2.8	$2.5
Interest cost	37.8	43.2	6.9	7.7
Expected return on plan assets	(48.4)	(49.3)	(5.1)	(5.2)
Amortization of net loss	28.3	20.5	2.4	2.0
Amortization of prior service cost (benefit)	1.3	0.3	(4.9)	(4.8)
Curtailment charge	0.5	—	—	—
Net periodic benefit costs	$37.6	$38.1	$2.1	$2.2

In September 2016, the Company announced changes to retirement plans it offers to certain employees. The Company has frozen benefits accrued to eligible participants of its largest qualified defined benefit pension plan and certain non-qualified benefit plans effective December 31, 2016.  The Company recognized the plan freeze in the three months ended September 30, 2016 as a curtailment, since it eliminated the accrual of defined benefits for future services for a significant number of participants. The impact of the curtailment included a one-time accelerated recognition of outstanding unamortized prior service costs of $0.5 million, which was recognized in the three months ended September 30, 2016. The curtailment event triggered a re-measurement for the affected benefit plans as of August 31, 2016 using a weighted average discount rate of 3.57 percent. The re-measurement resulted in a reduction of accrued pension liabilities of $18.7 million.
In October 2016, the Company made a voluntary pension contribution of $100.0 million to its largest qualified defined benefit pension plan.  The Company currently expects to make no contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2017.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Debt

On March 31, 2017, the Company entered into a $400.0 million unsecured revolving credit facility (“Credit Agreement”) that extends to March 2022. The Credit Agreement replaced the Company's previous revolving credit facility, dated June 28, 2013, which had been set to expire in June 2018. During the three and nine months ended March 31, 2017, the Company capitalized $1.4 million of debt issuance costs paid in connection with the Credit Agreement.

Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.50% as of March 31, 2017), and for Base Rate-determined loans, from 0.00% to 0.75% (0.50% as of March 31, 2017). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.275% as of March 31, 2017), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.50% as of March 31, 2017), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2017, the Company had $5.8 million of issued letters of credit and $14.2 million of short-term borrowings under the Credit Agreement with the balance of $380.0 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2017 and June 30, 2016, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of March 31, 2017 and June 30, 2016 consisted of the following:

($ in millions)	March 31, 2017	June 30, 2016
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at March 31, 2017 and June 30, 2016)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at March 31, 2017 and June 30, 2016)	250.4	257.8
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at March 31, 2017 and June 30, 2016)	298.7	298.5
Total	604.1	611.3
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$604.1	$611.3

For the three months ended March 31, 2017 and 2016, interest costs totaled $8.0 million and $7.6 million, respectively, of which $0.3 million and $0.4 million, respectively, were capitalized as part of the cost of property, equipment and software. For the nine months ended March 31, 2017 and 2016, interest costs totaled $23.4 million and $22.3 million, respectively, of which $0.9 million and $1.5 million, respectively, were capitalized as part of the cost of property, equipment and software.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2017, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2017 and June 30, 2016 were $16.2 million and $16.2 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorized the purchase of up to $500.0 million of the Company’s outstanding common stock and expired in October 2016. The shares were repurchased from time to time at the Company's discretion based on capital needs of the business, general market conditions and the market price of the stock. During the nine months ended March 31, 2017, the Company did not purchase shares of its common stock on the open market.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2017	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities:
Municipal auction rate securities	$4.2
Derivative financial instruments	15.1
Total assets	$19.3

Liabilities:
Derivative financial instruments	$14.7

June 30, 2016	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities:
Municipal auction rate securities	$4.1
Derivative financial instruments	11.8
Total assets	$15.9

Liabilities:
Derivative financial instruments	$43.9

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2017		June 30, 2016
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$604.1	$622.7	$611.3	$597.7
Company-owned life insurance	$15.6	$15.6	$14.0	$14.0

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

The fair values of long-term debt as of March 31, 2017 and June 30, 2016 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2017, the Company had forward contracts to purchase 25.5 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur.  Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended March 31, 2017 and 2016, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense. For the nine months ended March 31, 2017 and 2016, net gains of $0.3 million and $0.3 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2017 and June 30, 2016, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of March 31, 2017 and June 30, 2016, the total notional amount of floating interest rate contracts was $150.0 million. For the three months ended March 31, 2017 and 2016, net gains of $0.4 million and $0.6 million, respectively, were recorded as a reduction to interest expense. For the nine months ended March 31, 2017 and 2016, net gains of $1.3 million and $1.9 million, respectively, were recorded as a reduction to interest expense.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2017 and June 30, 2016:

March 31, 2017	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.4	$0.3	$6.5	$7.2
Other assets	2.0	—	5.9	7.9
Total asset derivatives	$2.4	$0.3	$12.4	$15.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$11.7	$11.7
Other liabilities	—	—	3.0	3.0
Total liability derivatives	$—	$—	$14.7	$14.7

June 30, 2016	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$0.3	$0.6	$2.1
Other assets	9.7	—	—	9.7
Total asset derivatives	$10.9	$0.3	$0.6	$11.8
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.3	$31.3	$31.6
Other liabilities	—	—	12.3	12.3
Total liability derivatives	$—	$0.3	$43.6	$43.9

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $22.3 million and total liability derivatives would have been $21.9 million as of March 31, 2017.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of March 31, 2017 and June 30, 2016, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and nine months ended March 31, 2017 and 2016:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(5.7)	$(2.5)	$(21.1)	$(41.3)
Foreign exchange contracts	(0.2)	(0.2)	0.5	0.4
Total	$(5.9)	$(2.7)	$(20.6)	$(40.9)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended March 31,		Three Months Ended March 31,
		2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(3.1)	$(12.0)	$1.4	$0.5
Foreign exchange contracts	Net sales	0.2	0.1	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$(2.8)	$(11.8)	$1.4	$0.5

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Ineffective Portion)
		Nine Months Ended March 31,		Nine Months Ended March 31,
		2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(21.0)	$(32.6)	$2.0	$1.5
Foreign exchange contracts	Net sales	0.7	0.2	—	—
Forward interest rate swaps	Interest expense	0.3	0.3	—	—
Total		$(20.0)	$(32.1)	$2.0	$1.5

The Company estimates that $5.3 million of net derivative losses included in AOCI as of March 31, 2017 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and nine months ended March 31, 2017.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Foreign exchange loss	$(0.9)	$—	$(1.0)	$(2.3)
Unrealized gains (losses) on company-owned life insurance contracts and investments held in rabbi trusts	0.6	(1.3)	1.3	(1.8)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(0.2)	—	0.6
Other	1.3	—	1.7	0.1
Total other income (expense), net	$1.0	$(1.5)	$2.0	$(3.4)

15.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2017 was $8.4 million, or 28.9 percent of pre-tax income as compared with a benefit of $9.1 million, or 27.6 percent of pre-tax loss for the three months ended March 31, 2016. Income tax expense for the nine months ended March 31, 2017 was $10.6 million or 33.0 percent of pre-tax income as compared with $1.8 million, or negative 100.0 percent of pre-tax loss for the nine months ended March 31, 2016.

Income tax benefit for the three months ended March 31, 2016 includes the impact of non-cash goodwill impairment charges, a portion of which is non-deductible for tax purposes, as well as a discrete tax charge of $0.8 million related to the sale of an equity method investment in India.

In October 2016, the Company made a voluntary pension contribution of $100.0 million that was announced in connection with the plan freeze.  As a result of the pension contribution, income tax expense in the nine months ended March 31, 2017 includes a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing claimed in prior periods. Tax expense for the nine months ended March 31, 2016 includes net tax benefits of $0.8 million primarily for additional research and development credits as a result of the December 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015 as well as a discrete tax charge of $2.8 million recorded as a result of the decision to sell an equity method investment in India.

As of June 30, 2016, the Company had $106.5 million of indefinitely reinvested foreign earnings for which deferred income taxes have not been provided.  Due to a change in foreign cash requirements, the Company has changed its intent with regard to the indefinite reinvestment of foreign earnings of one of its foreign subsidiaries. As a result of this change, the Company repatriated $11.5 million of foreign earnings during the nine months ended March 31, 2017 and recognized associated tax benefits of $0.9 million. The remaining balance, approximately $95.0 million, of undistributed foreign earnings continues to be indefinitely reinvested.

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

On a consolidated basis, one customer, Precision Castparts Corporation, accounted for approximately 10 percent of the net sales for the three months ended March 31, 2017. On a consolidated basis, one customer, Arconic, Inc., accounted for approximately 12 percent of the net sales for nine months ended March 31, 2017. On a consolidated basis, one customer, Alcoa Inc., accounted for approximately 11 percent and 13 percent of the net sales for the three and nine months ended March 31, 2016, respectively. Approximately 10 percent of the accounts receivable outstanding at March 31, 2017 is due from one customer, Precision Castparts Corporation. Approximately 22 percent of the accounts receivable outstanding at June 30, 2016, respectively, was due from two customers, Alcoa Inc. and Precision Castparts Corporation.

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Net Sales:
Specialty Alloys Operations	$383.3	$370.5	$1,047.0	$1,106.7
Performance Engineered Products	98.7	91.4	260.4	268.3
Intersegment	(8.4)	(5.6)	(17.5)	(19.3)
Consolidated net sales	$473.6	$456.3	$1,289.9	$1,355.7

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Operating Income (Loss):
Specialty Alloys Operations	$51.9	$45.6	$112.6	$128.3
Performance Engineered Products	4.7	(0.9)	2.7	(4.2)
Corporate costs (including restructuring and impairment charges)	(15.8)	(64.5)	(45.6)	(89.3)
Pension earnings, interest and deferrals	(5.6)	(4.8)	(18.2)	(14.4)
Intersegment	0.6	0.3	1.1	2.0
Consolidated operating income (loss)	$35.8	$(24.3)	$52.6	$22.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Depreciation and Amortization:
Specialty Alloys Operations	$23.7	$23.4	$70.8	$70.9
Performance Engineered Products	5.2	5.5	15.5	17.0
Corporate	1.3	0.9	3.0	2.8
Intersegment	(0.2)	(0.2)	(0.5)	(0.7)
Consolidated depreciation and amortization	$30.0	$29.6	$88.8	$90.0

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Capital Expenditures:
Specialty Alloys Operations	$8.6	$11.2	$31.6	$47.9
Performance Engineered Products	2.9	3.6	9.9	14.9
Corporate	6.6	1.9	21.8	3.5
Intersegment	(0.1)	(0.1)	(0.2)	(0.2)
Consolidated capital expenditures	$18.0	$16.6	$63.1	$66.1

Segment Data	March 31, 2017	June 30, 2016
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,261.1	$2,256.5
Performance Engineered Products	453.0	415.8
Corporate	123.2	151.3
Intersegment	(14.9)	(29.3)
Consolidated total assets	$2,822.4	$2,794.3

17.	Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which outlines updates to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2017-04 on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which outlines updates to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is evaluating the impact of the adoption of ASU 2017-07 on the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

Three Months Ended March 31, 2017 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2016	$(7.2)	$(321.2)	$(0.3)	$(48.2)	$(376.9)
Other comprehensive income before reclassifications	5.5	—	—	2.6	8.1
Amounts reclassified from AOCI (b)	1.7	5.7	—	—	7.4
Net other comprehensive income	7.2	5.7	—	2.6	15.5
Balance at March 31, 2017	$—	$(315.5)	$(0.3)	$(45.6)	$(361.4)

Three Months Ended March 31, 2016 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2015	$(39.7)	$(249.4)	$(0.3)	$(48.2)	$(337.6)
Other comprehensive (loss) income before reclassifications	(1.7)	—	—	7.7	6.0
Amounts reclassified from AOCI (b)	7.4	3.8	—	—	11.2
Net other comprehensive income	5.7	3.8	—	7.7	17.2
Balance at March 31, 2016	$(34.0)	$(245.6)	$(0.3)	$(40.5)	$(320.4)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The changes in AOCI by component, net of tax, for the nine months ended March 31, 2017 and 2016 were as follows:

Nine Months Ended March 31, 2017 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2016	$(21.8)	$(344.3)	$(0.3)	$(43.5)	$(409.9)
Other comprehensive income (loss) before reclassifications	9.4	11.7	—	(2.1)	19.0
Amounts reclassified from AOCI (b)	12.4	17.1	—	—	29.5
Net other comprehensive income (loss)	21.8	28.8	—	(2.1)	48.5
Balance at March 31, 2017	$—	$(315.5)	$(0.3)	$(45.6)	$(361.4)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended March 31, 2016 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2015	$(28.5)	$(256.8)	$(0.3)	$(42.6)	$(328.2)
Other comprehensive (loss) income before reclassifications	(25.5)	—	—	2.1	(23.4)
Amounts reclassified from AOCI (b)	20.0	11.2	—	—	31.2
Net other comprehensive (loss) income	(5.5)	11.2	—	2.1	7.8
Balance at March 31, 2016	$(34.0)	$(245.6)	$(0.3)	$(40.5)	$(320.4)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2017 and 2016:

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
Details about AOCI Components		2017	2016	2017	2016
Cash flow hedging items:
Commodity contracts	Cost of sales	$(3.1)	$(12.0)	$(21.0)	$(32.6)
Foreign exchange contracts	Net sales	0.2	0.1	0.7	0.2
Forward interest rate swaps	Interest expense	0.1	0.1	0.3	0.3
	Total before tax	(2.8)	(11.8)	(20.0)	(32.1)
	Tax benefit	1.1	4.4	7.6	12.1
	Net of tax	$(1.7)	$(7.4)	$(12.4)	$(20.0)

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
Details about AOCI Components		2017	2016	2017	2016
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(10.3)	$(7.5)	$(30.7)	$(22.5)
Prior service cost	(b)	1.1	1.5	3.6	4.5
Curtailment charge	(b)	—	—	(0.5)	—
	Total before tax	(9.2)	(6.0)	(27.6)	(18.0)
	Tax benefit	3.5	2.2	10.5	6.8
	Net of tax	$(5.7)	$(3.8)	$(17.1)	$(11.2)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 8. Pension and Other Postretirement Benefits for additional details).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.    Sale of Equity Method Investment

In March 2016, the Company completed the sale of an equity method investment in India. Under the terms of the sale agreement, the sale price was $19.0 million, with $6.3 million paid at closing, and the remaining balance to be paid in annual equal installments on the first and second anniversary of the closing, respectively. In connection with the sale, during the three months ended March 31, 2016, the Company recorded a $0.3 million loss included in other income (expense).

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2016 Form 10-K. Our discussions here focus on our results during or as of the three and nine-month periods ended March 31, 2017 and the comparable periods of fiscal year 2016, and to the extent applicable, on material changes from information discussed in the 2016 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2016 Form 10-K for detailed background information and with any such intervening Form 8-K.

Impact of Raw Material Prices and Product Mix

We value most of our inventory utilizing the last-in, first-out (“LIFO”) inventory costing method. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may potentially have been acquired at significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher cost of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower cost of sales.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2017 will be $48.2 million as compared with $53.8 million in fiscal year 2016.  The following is the pension expense for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Pension plans	$8.0	$12.7	$37.6	$38.1
Other postretirement plans	0.7	0.7	2.1	2.2
Net periodic benefit costs	$8.7	$13.4	$39.7	$40.3

In September 2016, we announced changes to retirement plans we offer to certain employees. The decision was consistent with addressing costs and actively managing the business. Benefits accrued to eligible participants of our largest qualified defined benefit pension plan and certain non-qualified pension plans were frozen effective December 31, 2016. Approximately 1,900 affected employees were transitioned to the Company’s 401(k) plan that has been in effect for eligible employees since 2012, when the pension plan was closed to new entrants. We recognized the plan freeze in the three months ended September 30, 2016 as a curtailment, since it eliminated the accrual for a significant number of participants for all of their future services. We also made a voluntary pension contribution of $100.0 million to the affected plan in October 2016.

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2017	2016	2017	2016
Cost of sales:
Service cost	$2.7	$7.0	$17.4	$21.1
Pension earnings, interest and deferrals	3.8	3.3	12.8	9.9
	6.5	10.3	30.2	31.0
Selling, general and administrative expenses:
Service cost	0.4	1.6	3.5	4.8
Pension earnings, interest and deferrals	1.8	1.5	5.5	4.5
Curtailment charge	—	—	0.5	—
	2.2	3.1	9.5	9.3
Net pension expense	$8.7	$13.4	$39.7	$40.3

As of March 31, 2017 and June 30, 2016, amounts related to the net pension expense capitalized in gross inventory were $12.8 million and $10.6 million, respectively.

Operating Performance Overview

The results for the third quarter of fiscal year 2017 reflect increased sales from our diverse end-use market portfolio, strong commercial execution and the benefits of our ongoing implementation of the Carpenter Operating Model. The conditions across our end-use markets continue to improve, including in the Aerospace and Defense end-use market where we are seeing increasing demand across many of our sub-markets and benefiting from our broad industry aerospace participation. While the recovery in the oil and gas remains in the early stages, we are encouraged by the increase in North American rig counts and believe we are well positioned to drive growth and gain market share as activity levels continue to increase.

The integration process of our titanium powder acquisition is on schedule and our new titanium powder capabilities and applications are generating customer interest across many of our end-use markets. We remain focused on continuing to improve our operating execution and building on the momentum of improving demand across our end-use markets coupled with increasing interest in the additive manufacturing space. Our backlog continues to grow as our commercial team leverages our solutions-driven approach to expand our customer and market opportunities. As we accelerate our revenue growth, we remain well-positioned to deliver enhanced profitability given the operating leverage in our model.

Results of Operations — Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

For the three months ended March 31, 2017, we reported net income of $20.7 million, or $0.44 earnings per diluted share. This compares with net loss for the same period a year earlier of $23.9 million, or $0.51 loss per diluted share. Excluding special items, earnings per share would have been $0.30 per diluted share for the three months ended March 31, 2016. The current period results reflect the impact of higher volumes across most of our end-use markets and lower operating costs through the ongoing implementation of the Carpenter Operating Model.

Net Sales

Net sales for the three months ended March 31, 2017 were $473.6 million, which was a 4 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 3 percent on a 3 percent increase in shipment volume from the same period a year ago. The results primarily reflect the impact of stronger demand for materials primarily used in the Aerospace and Defense, Industrial and Consumer and Medical end-use markets and an increase in oil and gas sub-market within the Energy end-use market.

Geographically, sales outside the United States increased 10 percent from the same period a year ago to $163.1 million for the three months ended March 31, 2017. The increase is primarily due to net sales to Europe in the Aerospace and Defense end-use markets. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.3 million decrease in sales during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. International sales represented 34 percent and 33 percent of total net sales for the three months ended March 31, 2017 and 2016, respectively.

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

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2017	2016
Aerospace and Defense	$251.4	$244.6	$6.8	3%
Energy	41.0	36.7	4.3	12%
Transportation	37.1	39.8	(2.7)	(7)%
Medical	33.9	31.7	2.2	7%
Industrial and Consumer	77.3	72.6	4.7	6%
Distribution	32.9	30.9	2.0	6%
Total net sales	$473.6	$456.3	$17.3	4%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2017	2016
Aerospace and Defense	$214.0	$208.4	$5.6	3%
Energy	36.6	33.3	3.3	10%
Transportation	31.3	34.7	(3.4)	(10)%
Medical	31.6	30.2	1.4	5%
Industrial and Consumer	66.7	65.0	1.7	3%
Distribution	32.7	30.8	1.9	6%
Total net sales excluding surcharge	$412.9	$402.4	$10.5	3%

Sales to the Aerospace and Defense end-use market increased 3 percent from the third quarter a year ago to $251.4 million. Excluding surcharge revenue, sales increased 3 percent from the third quarter a year ago on a 7 percent increase in shipment volume. The results reflect the impact of stronger demand for materials used in structural and distribution applications and strength in our defense related sales partially offset by weaker demand for titanium fastener material.

Sales to the Energy end-use market of $41.0 million reflect a 12 percent increase from the third quarter a year ago. Excluding surcharge revenue, sales increased 10 percent from a year ago on lower shipment volume of 1 percent. The results reflect the impact of weaker demand for power generation materials as a result of a large order booked in the third quarter a year ago not booked in the current third quarter partially offset by stronger demand for oil and gas materials. The North American quarterly average directional and horizontal rig count, an indicator of drilling activity, increased 51 percent from the same period a year ago.

Transportation end-use market sales decreased 7 percent from the third quarter a year ago to $37.1 million. Excluding surcharge revenue, sales decreased 10 percent on 13 percent lower shipment volume from the third quarter a year ago. The results reflect the impact of a weaker demand for heavy duty on-road and off-road trucks.

Medical end-use market sales increased 7 percent from the third quarter a year ago to $33.9 million. Excluding surcharge revenue, sales increased 5 percent on 6 percent higher shipment volume from the third quarter a year ago. The results reflect improving demand for materials used in cardiology devices and more normalized buying patterns by distributors as supply chain inventory levels appear to be stabilizing.

Industrial and Consumer end-use market sales increased 6 percent from the third quarter a year ago to $77.3 million. Excluding surcharge revenue, sales increased 3 percent on a 5 percent increase in shipment volume. The results reflect the impact of stronger demand for consumer electronic and sporting goods applications as well as materials used in pumps, valves and fittings applications driven by improving oil and gas activity.

Gross Profit

Our gross profit in the third quarter increased 75 percent to $83.1 million, or 17.5 percent of net sales as compared with $47.5 million, or 10.4 percent of net sales in the same quarter a year ago. Excluding the impacts of the excess inventory write-down and surcharge revenue, our gross margin in the third quarter was 20.1 percent as compared to 17.4 percent in the same period a year ago. The current quarter results reflect increased volumes and operating cost efficiencies compared to the same period a year ago.

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

	Three Months Ended March 31,
($ in millions)	2017	2016
Net sales	$473.6	$456.3
Less: surcharge revenue	60.7	53.9
Net sales excluding surcharge revenue	$412.9	$402.4

Gross profit	$83.1	$47.5
Excess inventory write-down	—	22.5
Gross profit excluding the excess inventory write-down	$83.1	$70.0

Gross margin	17.5%	10.4%

Gross margin excluding surcharge revenue and excess inventory write-down	20.1%	17.4%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47.3 million were 10.0 percent of net sales (11.5 percent of net sales excluding surcharge) as compared with $41.7 million and 9.1 percent of net sales (10.4 percent of net sales excluding surcharge) in the same quarter a year ago. The increase is primarily related to higher variable compensation accruals in the current quarter compared to the same quarter a year ago. In addition, during the third quarter of fiscal year 2017 we wrote off certain costs totaling $1.3 million related to a titanium powder construction project incurred in prior periods. With the completion of our recent titanium powder acquisition, we no longer plan to proceed with that project.

Restructuring and Asset Impairment Charges

During the third quarter of fiscal year 2016, we incurred $17.6 million of restructuring and asset impairment charges. As a result of the macroeconomic conditions, principally due to the decline in oil prices, we recognized non-cash impairment charges of $7.6 million to write-down property, plant and equipment and other intangibles. We also recorded $10.0 million of restructuring charges consisting primarily of costs associated with an early retirement incentive that resulted in reducing approximately 130 production and maintenance positions. No restructuring and asset impairment charges were incurred during the third quarter of fiscal year 2017.

Goodwill Impairment Charge

The Amega and SSS reporting units have been significantly impacted by the prolonged weakness in oil and gas drilling and exploration activity driven by depressed oil prices. As a result, during the third quarter of fiscal year 2016, we recorded an impairment charge of $12.5 million, which represents the entire balance of the goodwill recorded for these reporting units. No goodwill impairment charges were incurred during the third quarter of fiscal year 2017.

Operating Income

Our operating income in the recent third quarter was $35.8 million or 7.6 percent of net sales as compared with operating loss of $24.3 million or 5.3 percent of net sales in the same quarter a year ago. Excluding surcharge revenue, pension EID and special items, operating margin was 10.0 percent for the most recent quarter as compared with 8.7 percent a year ago. The increase in our operating margin for the third quarter of fiscal year 2017 reflects the impacts of higher volumes combined with operating cost efficiencies partially offset by higher variable compensation accruals and the write-off of certain costs related to the titanium powder construction project compared to the same period a year ago.

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

	Three Months Ended March 31,
($ in millions)	2017	2016
Net sales	$473.6	$456.3
Less: surcharge revenue	60.7	53.9
Net sales excluding surcharge revenue	$412.9	$402.4

Operating income (loss)	$35.8	$(24.3)
Pension EID	5.6	4.8
Operating income (loss) excluding pension EID	41.4	(19.5)
Special items:
Excess inventory write-down	—	22.5
Restructuring and asset impairment charges	—	17.6
Goodwill impairment	—	12.5
Consulting costs	—	2.1
Operating income excluding pension EID and other special items	$41.4	$35.2

Operating margin	7.6%	(5.3)%

Operating margin excluding surcharge, pension EID and other special items	10.0%	8.7%

Interest Expense

Interest expense for the three months ended March 31, 2017 was $7.7 million compared with $7.2 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended March 31, 2017 includes net gains from interest rate swaps of $0.4 million compared with $0.6 million of net gains from interest rate swaps for three months ended March 31, 2016. Capitalized interest reduced interest expense by $0.3 million for the three months ended March 31, 2017 and $0.4 million for the three months ended March 31, 2016.

Other Income (Expense), Net

Other income for the three months ended March 31, 2017 was $1.0 million as compared with other expense of $1.5 million for the three months ended March 31, 2016. The results reflect the positive impacts in foreign exchange gains and favorable market return on investments used to fund company-owned life insurance contracts and investments held in rabbi trusts for the current quarter compared to the same quarter a year ago.

Income Taxes

Income tax expense in the recent third quarter was $8.4 million, or 28.9 percent of pre-tax income versus a benefit of $9.1 million, or 27.6 percent of pre-tax loss in the same quarter a year ago.

Income taxes in the prior year reflect the impact of non-cash impairment charges related to certain assets in the Company's oil and gas business as well as a discrete tax charge of $0.8 million related to the sale of our equity method investment in India.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2017	2016
Specialty Alloys Operations	61,006	59,082	1,924	3%
Performance Engineered Products *	2,840	2,774	66	2%
Intersegment	(576)	(518)	(58)	(11)%
Consolidated pounds sold	63,270	61,338	1,932	3%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2017	2016
Specialty Alloys Operations	$383.3	$370.5	$12.8	3%
Performance Engineered Products	98.7	91.4	7.3	8%
Intersegment	(8.4)	(5.6)	(2.8)	(50)%
Total net sales	$473.6	$456.3	$17.3	4%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2017	2016
Specialty Alloys Operations	$322.4	$316.5	$5.9	2%
Performance Engineered Products	98.5	91.2	7.3	8%
Intersegment	(8.0)	(5.3)	(2.7)	(51)%
Total net sales excluding surcharge revenue	$412.9	$402.4	$10.5	3%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2017 for the SAO segment increased 3 percent to $383.3 million, as compared with $370.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 2 percent on 3 percent higher shipment volume from a year ago.  The results reflect the impact of higher demand in the Aerospace and Defense and Industrial and Consumer end-use markets as a result of improving market conditions partially offset by lower demand in the Transportation end-use market compared to the prior year quarter.

Operating income for the SAO segment was $51.9 million or 13.5 percent of net sales (16.1 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $45.6 million or 12.3 percent of net sales (14.4 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects higher volume combined with continued operating cost improvements driven by the implementation of the Carpenter Operating Model compared to the prior year quarter.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2017 for the PEP segment increased 8 percent to $98.7 million, as compared with $91.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $98.5 million increased 8 percent from a year ago. The results reflect an increase in sales primarily in the Energy end-use market.

Operating income for the PEP segment was $4.7 million or 4.8 percent of net sales in the recent third quarter, compared with operating loss of $0.9 million or 1.0 percent of net sales in the same quarter a year ago. The results reflect the increasing demand for titanium products combined with ongoing improvements in our oil and gas businesses and cost reduction initiatives.

Results of Operations — Nine Months Ended March 31, 2017 vs. Nine Months Ended March 31, 2016

Net Sales

Net sales for the nine months ended March 31, 2017 were $1,289.9 million, which was a 5 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 4 percent on 3 percent lower shipment volume from the same period a year ago. The results reflect weakness in demand across all end-use markets during the first half of fiscal year 2017.

Geographically, sales outside the United States increased 1 percent from the same period a year ago to $421.5 million for the nine months ended March 31, 2017. The increase is primarily due to sales to Europe in the Aerospace and Defense end-use market partially offset by a decrease in sales to Asia, Canada and the Middle East primarily in the Aerospace and Defense end-use market. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $4.4 million decrease in sales during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. International sales represented 33 percent and 31 percent of total net sales for the nine months ended March 31, 2017 and 2016, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Nine Months Ended March 31,		$ Decrease	% Decrease
($ in millions)	2017	2016
Aerospace and Defense	$700.1	$727.7	$(27.6)	(4)%
Energy	99.5	104.2	(4.7)	(5)%
Transportation	105.9	122.6	(16.7)	(14)%
Medical	85.3	89.7	(4.4)	(5)%
Industrial and Consumer	210.4	222.3	(11.9)	(5)%
Distribution	88.7	89.2	(0.5)	(1)%
Total net sales	$1,289.9	$1,355.7	$(65.8)	(5)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Decrease	% Decrease
($ in millions)	2017	2016
Aerospace and Defense	$586.3	$603.8	$(17.5)	(3)%
Energy	89.5	91.7	(2.2)	(2)%
Transportation	90.5	103.7	(13.2)	(13)%
Medical	79.7	84.4	(4.7)	(6)%
Industrial and Consumer	185.2	194.6	(9.4)	(5)%
Distribution	88.3	88.8	(0.5)	(1)%
Total net sales excluding surcharge	$1,119.5	$1,167.0	$(47.5)	(4)%

Sales to the Aerospace and Defense end-use market decreased 4 percent from the same period a year ago to $700.1 million. Excluding surcharge revenue, sales decreased 3 percent from the same period a year ago on a 1 percent decrease in shipment volume. The results reflect the impact of stronger demand for engines driven by increasing demand from new engine platforms offset by a decrease in sales of materials used in fasteners, structural and distribution applications due to supply chain consolidation.

Sales to the Energy end-use market of $99.5 million reflect a 5 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 2 percent from a year ago on lower shipment volume of 5 percent. The results reflect the impact of the reduced drilling and exploration activity with a slight improvement experienced during the third quarter of fiscal year 2017. The lower oil and gas sub-market results were partially offset by an increase in demand for power generation materials during the first half of fiscal year 2017.

Transportation end-use market sales decreased 14 percent from the same period a year ago to $105.9 million. Excluding surcharge revenue, sales decreased 13 percent on 16 percent lower shipment volume from the same period a year ago. The results reflect the impact of weaker demand for heavy duty on-road and off-road trucks.

Medical end-use market sales decreased 5 percent from the same period a year ago to $85.3 million. Excluding surcharge revenue, sales decreased 6 percent on 4 percent lower shipment volume from the same period a year ago. The results reflect the pricing pressure and supply chain inventory management among distributors and OEMs influenced by industry consolidation during the first half of fiscal year 2017. During the third quarter of fiscal year 2017, we experienced more normalized buying patterns by distributors and improving demand for materials used in cardiology devices.

Industrial and Consumer end-use market sales decreased 5 percent from the same period a year ago to $210.4 million. Excluding surcharge revenue, sales decreased 5 percent on a 1 percent decrease in shipment volume. The results reflect the impact of weaker demand for capital equipment and consumer electronic applications partially offset by stronger demand for materials used in sporting goods applications. During the third quarter of fiscal year 2017, the consumer electronics sub-market is showing signs of improving demand.

Gross Profit

Our gross profit in the nine months ended March 31, 2017 increased 5 percent to $191.6 million, or 14.9 percent of net sales as compared with $182.4 million, or 13.5 percent of net sales in the same period year ago. Excluding the impacts of the excess inventory write-down and surcharge revenue, our gross margin in the nine months ended March 31, 2017 was 17.1 percent as compared to 17.6 percent in the same period a year ago. The results reflect the impact of weaker demand across all end-use markets during the first half of fiscal year 2017 offset by operating cost improvements compared to the same period a year ago.

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

	Nine Months Ended March 31,
($ in millions)	2017	2016
Net sales	$1,289.9	$1,355.7
Less: surcharge revenue	170.4	188.7
Net sales excluding surcharge revenue	$1,119.5	$1,167.0

Gross profit	$191.6	$182.4
Excess inventory write-down	—	22.5
Gross profit excluding the excess inventory write-down	$191.6	$204.9

Gross margin	14.9%	13.5%

Gross margin excluding surcharge revenue	17.1%	17.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $139.0 million were 10.8 percent of net sales (12.4 percent of net sales excluding surcharge) for the nine months ended March 31, 2017 as compared with $129.5 million or 9.6 percent of net sales (11.1 percent of net sales excluding surcharge) in the same period a year ago.  The increase is primarily related to higher variable compensation accruals in the current period compared to the same period last year.

Restructuring and Asset Impairment Charges

During the nine months ended March 31, 2016, we incurred $18.0 million of restructuring and asset impairment charges. This included $7.6 million to write-down property, plant and equipment and other intangibles and $10.4 million consisting primarily of an early retirement incentive that resulted in reducing approximately 130 production and maintenance positions. No restructuring and asset impairment charges were incurred during the nine months ended March 31, 2017.

Goodwill Impairment Charge

The Company's Amega and SSS reporting units have been significantly impacted by the prolonged weakness in oil and gas drilling and exploration activity driven by depressed oil prices. As a result, during the nine months ended March 31, 2016, we recorded an impairment charge of $12.5 million, which represents the entire balance of the goodwill recorded for these reporting units. No goodwill impairment charges were incurred during the nine months ended March 31, 2017.

Operating Income

Our operating income in the nine months ended March 31, 2017 was $52.6 million, or 4.1 percent of net sales as compared with $22.4 million, or 1.7 percent of net sales in the same period a year ago. Excluding surcharge revenue, pension EID and special items, operating margin was 6.4 percent for the nine months ended March 31, 2017 and 8.3 percent for the same period a year ago. The decrease in the operating margin reflects the impact of weaker demand during the first half of fiscal year 2017 and higher variable compensation accruals partially offset by operating cost efficiencies compared to the same period a year ago.

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

	Nine Months Ended March 31,
($ in millions)	2017	2016
Net sales	$1,289.9	$1,355.7
Less: surcharge revenue	170.4	188.7
Net sales excluding surcharge revenue	$1,119.5	$1,167.0

Operating income	$52.6	$22.4
Pension EID	18.2	14.4
Operating income excluding pension EID	70.8	36.8

Special items:
Pension curtailment charge	0.5	—
Excess inventory write-down	—	22.5
Restructuring and asset impairment charges	—	18.0
Goodwill impairment	—	12.5
Consulting costs	—	7.2
Operating income excluding pension EID and other special items	$71.3	$97.0

Operating margin	4.1%	1.7%

Operating margin excluding surcharge, pension EID and other special items	6.4%	8.3%

Interest Expense

Interest expense for the nine months ended March 31, 2017 was $22.5 million compared with $20.8 million in the year ago period. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the nine months ended March 31, 2017 includes net gains from interest rate swaps of $1.3 million compared with $1.9 million for the nine months ended March 31, 2016. Capitalized interest reduced interest expense by $0.9 million for the nine months ended March 31, 2017 and $1.5 million for the nine months ended March 31, 2016.

Other Income (Expense), Net

Other income was $2.0 million for the recent nine months ended March 31, 2017 compared to other expense of $3.4 million in the year ago period. The results reflect the positive impacts in foreign exchange gains and favorable market return on certain investments used to fund company-owned life insurance contracts and investments held in rabbi trusts for the current period compared to the same period a year ago.

Income Taxes

Income tax expense in the nine months ended March 31, 2017 was $10.6 million, or 33.0 percent of pre-tax income as compared with $1.8 million, or negative 100.0 percent of pre-tax loss in the nine months ended March 31, 2016.

Income tax expense in the nine months ended March 31, 2017 includes tax benefits of $0.9 million associated with the repatriation of earnings from one of our foreign subsidiaries. Income tax expense also includes benefits of $0.3 million primarily due to additional research and development credits claimed in the prior year. In October 2016, we made a voluntary pension contribution of $100 million that was announced in connection with the plan freeze.  As a result of the pension contribution, income tax expense in the nine months ended March 31, 2017 includes a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing claimed in prior periods.

Income tax expense in the nine months ended March 31, 2016 includes net tax benefits of $0.8 million primarily for additional research and development credits as a result of the enactment of the Protecting Americans from Tax Hikes Act of 2015. Income tax expense in the prior period also includes a tax charge of $2.8 million recorded as a result of a decision to sell our equity method investment in India.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Nine Months Ended March 31,		(Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2017	2016
Specialty Alloys Operations	164,682	170,690	(6,008)	(4)%
Performance Engineered Products *	7,604	8,530	(926)	(11)%
Intersegment	(1,550)	(2,530)	980	39%
Consolidated pounds sold	170,736	176,690	(5,954)	(3)%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Nine Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2017	2016
Specialty Alloys Operations	$1,047.0	$1,106.7	$(59.7)	(5)%
Performance Engineered Products	260.4	268.3	(7.9)	(3)%
Intersegment	(17.5)	(19.3)	1.8	9%
Total net sales	$1,289.9	$1,355.7	$(65.8)	(5)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2017	2016
Specialty Alloys Operations	$876.4	$917.2	$(40.8)	(4)%
Performance Engineered Products	259.7	267.8	(8.1)	(3)%
Intersegment	(16.6)	(18.0)	1.4	8%
Total net sales excluding surcharge revenue	$1,119.5	$1,167.0	$(47.5)	(4)%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2017 for the SAO segment decreased 5 percent to $1,047.0 million, as compared with $1,106.7 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 4 percent on 4 percent lower shipment volume from a year ago.  The results reflect the impact of lower demand primarily in the Transportation end-use market compared to the prior year same period.

Operating income for the SAO segment was $112.6 million or 10.8 percent of net sales (12.8 percent of net sales excluding surcharge revenue) in the recent nine months ended March 31, 2017 as compared with $128.3 million or 11.6 percent of net sales (14.0 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects lower demand in the first half of the fiscal year partially offset by cost improvements driven by the implementation of the Carpenter Operating Model compared to the prior year same period.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2017 for the PEP segment decreased 3 percent to $260.4 million, as compared with $268.3 million in the same period a year ago. Excluding surcharge revenue net sales decreased 3 percent from a year ago. The results reflect the impact of lower shipment volume primarily in the Aerospace and Defense and Industrial and Consumer end-use markets.

Operating income for the PEP segment was $2.7 million or 1.0 percent of net sales in the recent nine months ended March 31, 2017, compared with operating loss of $4.2 million or 1.6 percent of net sales in the same period a year ago. The results reflect the positive impact of cost reduction initiatives partially offset by lower shipment volume primarily in the Aerospace and Defense and Industrial and Consumer end-use markets.

Liquidity and Financial Resources

During the nine months ended March 31, 2017, we generated cash from operations of $35.5 million compared to $137.2 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $82.2 million as compared to positive $55.4 million for the same period a year ago. The decrease in free cash flow reflects the impact of the $100 million pension contribution offset by cash tax benefits realized with the contribution of approximately $39 million, the titanium powder acquisition and unfavorable working capital levels, principally as a result of increased inventory levels to support improving demand conditions.

Capital expenditures for property, equipment and software were $63.1 million for the nine months ended March 31, 2017 as compared to $66.1 million for the same period a year ago.

Dividends during the nine months ended March 31, 2017 and 2016 were $25.6 million and $26.3 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement.

On March 31, 2017, we entered into a new $400.0 million Credit Agreement that extends to March 2022. The Credit Agreement replaced the Company's previous revolving credit facility, dated June 28, 2013, which had been set to expire in June 2018. As of March 31, 2017, we had $5.8 million of issued letters of credit and $14.2 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement ($380 million) remains available to us. As of March 31, 2017, we had total liquidity of $396.6 million, including $16.6 million of cash and cash equivalents. From time to time during the nine months ended March 31, 2017, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the nine months ended March 31, 2017 was approximately $33.0 million with daily outstanding borrowings ranging from $0.0 million to $88.2 million during the period.

We believe that our cash and cash equivalents of $16.6 million as of March 31, 2017, together with cash generated from operations and available borrowing capacity of $380 million under our credit facilities will be sufficient to fund our cash needs over the foreseeable future.

During the nine months ended March 31, 2017, we made a voluntary cash contribution of $100 million to our largest qualified pension plan. We do not expect to make additional contributions to our qualified pension plans for the remainder of fiscal year 2017.

As of March 31, 2017, we had cash and cash equivalents of approximately $15.6 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The repatriation of cash from certain foreign subsidiaries could have adverse tax consequences as we may be required to pay and record U.S. income taxes and foreign withholding taxes in various tax jurisdictions on these funds to the extent they were previously considered permanently reinvested. During the nine months ended March 31, 2017, we repatriated cash of $11.5 million from foreign jurisdictions that resulted in approximately $0.9 million of tax benefits. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

In October 2014, the Board of Directors authorized a share repurchase program that expired in October 2016. The Board of Directors has elected to not extend the authorization.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of March 31, 2017). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2017, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of March 31, 2017:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	8.94 to 1.00
Consolidated debt to capital	55% (maximum)	34.7%

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

Net Sales and Gross Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, as well as the excess inventory write-down, which represent financial measures that have not been determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding the excess inventory write-down from gross profit and gross margin is helpful in analyzing our operating performance as the excess inventory write-down is not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharge revenue and the excess inventory write-down to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and the excess inventory write-down is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Operating Income and Operating Margin Excluding Surcharge Revenue, Pension EID and Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge revenue, pension EID and special items including the excess inventory write-down, restructuring and asset impairment charges and goodwill impairment which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension EID and special items from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID and special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating income and operating margin excluding surcharge revenue, pension EID and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share
Three months ended March 31, 2017, as reported	$29.1	$(8.4)	$20.7	$0.44

Special items:
None reported	—	—	—	—

Three months ended March 31, 2017, as adjusted	$29.1	$(8.4)	$20.7	$0.44

* Impact per diluted share calculated using weighted average common shares outstanding of 47.1 million for the three months ended March 31, 2017.

($ in millions, except per share amounts)	(Loss) Income Before Income Taxes	Income Tax Benefit (Expense)	Net (Loss) Income	(Loss) Earnings Per Diluted Share*
Three months ended March 31, 2016, as reported	$(33.0)	$9.1	$(23.9)	$(0.51)

Special items:
Excess inventory write-down	22.5	(7.8)	14.7	0.31
Restructuring and asset impairment charges	17.6	(5.6)	12.0	0.26
Goodwill impairment	12.5	(3.2)	9.3	0.20
Consulting costs	2.1	(0.7)	1.4	0.03
Impact of tax law change	—	0.8	0.8	0.01
Total impact of special items	54.7	(16.5)	38.2	0.81

Three months ended March 31, 2016, as adjusted	$21.7	$(7.4)	$14.3	$0.30

* Impact per diluted share calculated using weighted average common shares outstanding of 47.1 million for the three months ended March 31, 2016.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income	Earnings Per Diluted Share*
Nine months ended March 31, 2017, as reported	$32.1	$(10.6)	$21.5	$0.45

Special items:
Pension curtailment	0.5	(0.1)	0.4	0.01
Income tax item**	—	2.1	2.1	0.04
Total impact of special items	0.5	2.0	2.5	0.05

Nine months ended March 31, 2017, as adjusted	$32.6	$(8.6)	$24.0	$0.50

* Impact per diluted share calculated using weighted average common shares outstanding of 47.1 million for the nine months ended March 31, 2017.

** Discrete income tax charge recorded as a result of reduced tax benefits claimed in prior years in connection with the Company’s $100 million voluntary pension contribution in October 2016.

($ in millions, except per share amounts)	(Loss) Income Before Income Taxes	Income Tax (Expense) Benefit	Net (Loss) Income	(Loss) Earnings Per Diluted Share*
Nine months ended March 31, 2016, as reported	$(1.8)	$(1.8)	$(3.6)	$(0.08)

Special items:
Excess inventory write-down	22.5	(7.8)	14.7	0.30
Restructuring and asset impairment charges	18.0	(5.7)	12.3	0.25
Goodwill impairment	12.5	(3.2)	9.3	0.19
Consulting costs	7.2	(2.5)	4.7	0.10
Income tax item**	—	2.8	2.8	0.06
Impact of tax law change	—	(0.8)	(0.8)	(0.01)
Total impact of special items	60.2	(17.2)	43.0	0.89

Nine months ended March 31, 2016, as adjusted	$58.4	$(19.0)	$39.4	$0.81

* Impact per diluted share calculated using weighted average common shares outstanding of 48.5 million for the nine months ended March 31, 2016.

** As a result of a decision to sell our equity method investment in India, we changed our intent with regard to the indefinite reinvestment of the foreign earnings from one of our subsidiaries. Accordingly, we recorded a discrete income tax charge during the nine months ended March 31, 2016.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
($ in millions)	2017	2016
Net cash provided from operating activities	$35.5	$137.2
Purchases of property, equipment and software	(63.1)	(66.1)
Proceeds from disposals of property and equipment	—	0.3
Acquisition of business	(35.3)	—
Proceeds from the sale of equity method investment	—	6.3
Proceeds from note receivable from the sale of equity method investment	6.3	—
Dividends paid	(25.6)	(26.3)
Other	—	4.0
Free cash flow	$(82.2)	$55.4

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2017, no additional accruals were recorded. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2017 and June 30, 2016 were $16.2 million and $16.2 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business projections, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation. We assessed the impact of our results for nine months ended March 31, 2017 and determined that no changes to our long term projections or other indications of impairment were noted which would trigger the need for an interim impairment test to be performed.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2016, Form 10-Q for the quarters ended September 30, 2016 and December 31, 2016, and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; and (16) the success of actions taken to reduce costs associated with retirement and pension plans. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2017, we had approximately $2.0 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 27 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2017 is provided in Note 13 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2017, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of March 31, 2017 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended March 31, 2017, however employees surrendered 4,701 shares to the Company, at an average purchase price of $39.80, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

10 (A)
Credit Agreement, dated as of March 31, 2017, among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, US Bank, National Association and Wells Fargo Bank, National Association, each, as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners (Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: April 27, 2017	/s/ Damon J. Audia
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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.