Form 10-Q
period 2018-03-31
CARPENTER TECHNOLOGY CORP
filed 2018-04-26
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the issuer’s common stock as of April 20, 2018 was 46,929,323.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in millions, except share data)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$46.8	$66.3
Accounts receivable, net	349.3	290.4
Inventories	732.6	690.4
Other current assets	62.6	46.5
Total current assets	1,191.3	1,093.6
Property, plant and equipment, net	1,295.6	1,316.8
Goodwill	273.7	263.4
Other intangibles, net	59.9	64.9
Deferred income taxes	5.6	7.6
Other assets	165.8	131.8
Total assets	$2,991.9	$2,878.1
LIABILITIES
Current liabilities:
Current portion of long-term debt	$55.0	$55.0
Accounts payable	217.7	201.1
Accrued liabilities	128.4	139.9
Total current liabilities	401.1	396.0
Long-term debt, net of current portion	546.3	550.0
Accrued pension liabilities	367.0	378.3
Accrued postretirement benefits	124.0	122.6
Deferred income taxes	130.8	184.8
Other liabilities	51.6	47.8
Total liabilities	1,620.8	1,679.5
Contingencies and commitments (see Note 8)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,480,760 shares at March 31, 2018 and 55,349,658 shares at June 30, 2017; outstanding 46,928,592 shares at March 31, 2018 and 46,753,180 shares at June 30, 2017	277.4	276.7
Capital in excess of par value	299.8	284.8
Reinvested earnings	1,441.7	1,321.8
Common stock in treasury (8,552,168 shares and 8,596,478 shares at March 31, 2018 and June 30, 2017, respectively), at cost	(339.8)	(341.6)
Accumulated other comprehensive loss	(308.0)	(343.1)
Total stockholders' equity	1,371.1	1,198.6
Total liabilities and stockholders' equity	$2,991.9	$2,878.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	$572.2	$473.6	$1,539.7	$1,289.9
Cost of sales	476.2	390.5	1,272.4	1,098.3
Gross profit	96.0	83.1	267.3	191.6

Selling, general and administrative expenses	50.8	47.3	139.6	139.0
Operating income	45.2	35.8	127.7	52.6

Interest expense	(7.5)	(7.7)	(22.0)	(22.5)
Other income, net	—	1.0	0.9	2.0

Income before income taxes	37.7	29.1	106.6	32.1
Income tax expense (benefit)	7.5	8.4	(39.1)	10.6

Net income	$30.2	$20.7	$145.7	$21.5

EARNINGS PER COMMON SHARE:
Basic	$0.63	$0.44	$3.06	$0.45
Diluted	$0.63	$0.44	$3.04	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.2	47.0	47.2	47.0
Diluted	47.7	47.1	47.5	47.1

Cash dividends per common share	$0.18	$0.18	$0.54	$0.54

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income	$30.2	$20.7	$145.7	$21.5
Other comprehensive income, net of tax
Pension and postretirement benefits, net of tax of $(1.2), $(3.5), $(3.2) and $(17.4), respectively	2.1	5.7	6.7	28.8
Net gain on derivative instruments, net of tax of $(2.7), $(4.3), $(13.2) and $(13.2), respectively	1.3	7.2	24.4	21.8
Foreign currency translation	3.7	2.6	4.0	(2.1)
Other comprehensive income	7.1	15.5	35.1	48.5
Comprehensive income	$37.3	$36.2	$180.8	$70.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Nine Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$145.7	$21.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	87.2	88.8
Deferred income taxes	(68.9)	37.4
Net pension expense	10.6	39.7
Share-based compensation expense	12.8	10.0
Net loss on disposals of property and equipment and assets held for sale	2.0	2.2
Changes in working capital and other:
Accounts receivable	(54.4)	(15.0)
Inventories	(41.1)	(89.0)
Other current assets	(15.6)	3.6
Accounts payable	16.9	40.6
Accrued liabilities	5.5	4.9
Pension plan contributions	(5.7)	(100.0)
Other postretirement plan contributions	(2.5)	(2.4)
Other, net	(1.8)	(6.0)
Net cash provided from operating activities	90.7	36.3
INVESTING ACTIVITIES
Purchases of property, equipment and software	(80.9)	(63.1)
Proceeds from disposals of property and equipment and assets held for sale	2.0	—
Acquisition of businesses	(13.3)	(35.3)
Proceeds from note receivable from the sale of equity method investment	6.3	6.3
Net cash used for investing activities	(85.9)	(92.1)
FINANCING ACTIVITIES
Credit agreement borrowings	—	122.1
Credit agreement repayments	—	(122.1)
Net change in short-term credit agreement borrowings	—	14.2
Payments of debt issue costs	—	(1.4)
Dividends paid	(25.8)	(25.6)
Tax benefits on share-based compensation	—	0.4
Proceeds from stock options exercised	4.5	2.2
Withholding tax payments on share-based compensation awards	(0.9)	(0.8)
Net cash used for financing activities	(22.2)	(11.0)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.4
DECREASE IN CASH AND CASH EQUIVALENTS	(19.5)	(65.4)
Cash and cash equivalents at beginning of period	66.3	82.0
Cash and cash equivalents at end of period	$46.8	$16.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, equipment and software	$12.9	$5.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2017	$276.7	$284.8	$1,321.8	$(341.6)	$(343.1)	$1,198.6
Net income			145.7			145.7
Pension and postretirement benefits gain, net of tax					6.7	6.7
Net gain on derivative instruments, net of tax					24.4	24.4
Foreign currency translation					4.0	4.0
Cash Dividends:						0
Common @ $0.54 per share			(25.8)			(25.8)
Share-based compensation plans		11.2		1.8		13.0
Stock options exercised	0.7	3.8				4.5
Balances at March 31, 2018	$277.4	$299.8	$1,441.7	$(339.8)	$(308.0)	$1,371.1

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2016	$276.3	$273.5	$1,308.9	$(343.9)	$(409.9)	$1,104.9
Net income			21.5			21.5
Pension and postretirement benefits gain, net of tax					28.8	28.8
Net gain on derivative instruments, net of tax					21.8	21.8
Foreign currency translation					(2.1)	(2.1)
Cash Dividends:						0
Common @ $0.54 per share			(25.6)			(25.6)
Share-based compensation plans		7.9		1.8		9.7
Stock options exercised	0.4	1.8				2.2
Tax windfall on share-based compensation		0.4				0.4
Balances at March 31, 2017	$276.7	$283.6	$1,304.8	$(342.1)	$(361.4)	$1,161.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2017 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Form 10-K”). Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

During the nine months ended March 31, 2018, the Company changed the presentation of borrowings and repayments made under its revolving credit facility in the consolidated statements of cash flows. Prior year amounts have been reclassified to conform to the nine months ended March 31, 2018 presentation.

2.	Acquisitions and Divestiture

On February 21, 2018, the Company acquired all of the outstanding membership interests of MB CalRAM LLC (“CalRAM”), for a cash purchase price of $13.3 million. The acquisition provides the Company with immediate entry into the rapidly expanding part production segment of the additive manufacturing value chain. The preliminary purchase price allocation was as follows: $0.2 million of working capital, $2.8 million of property and equipment and $10.3 million of goodwill. The preliminary purchase price allocation was estimated due to the timing of the acquisition. The final purchase price allocation may change in future reporting periods upon finalization of the valuation analysis, which the Company expects to occur in the fourth quarter of fiscal year 2018.

On February 28, 2017, the Company acquired substantially all the assets of Puris LLC (“Puris”), for a cash purchase price of $35.3 million. The acquisition provides the Company with immediate entry into the rapidly growing titanium powder market, an expanded presence in additive manufacturing and strengthens the Company’s capabilities as a solutions provider for customers across its end-use markets.  The purchase price allocation was as follows: $1.7 million of working capital, $6.5 million of property and equipment, $8.5 million of identifiable intangible assets and $18.6 million of goodwill.

In the fourth quarter of fiscal year 2017, the Company divested its Specialty Steel Supply (“SSS”) business. The divestiture was completed in two separate transactions for total cash proceeds of $12.0 million. The operations of the SSS business were historically included in the Performance Engineered Products (“PEP”) segment. The Company has no continuing involvement with the operations of SSS after the divestiture.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and nine months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2018	2017	2018	2017
Net income	$30.2	$20.7	$145.7	$21.5
Less: earnings and dividends allocated to participating securities	(0.3)	(0.1)	(1.3)	(0.2)
Earnings available for common stockholders used in calculation of basic earnings per common share	$29.9	$20.6	$144.4	$21.3

Weighted average number of common shares outstanding, basic	47.2	47.0	47.2	47.0

Basic earnings per common share	$0.63	$0.44	$3.06	$0.45

Net income	$30.2	$20.7	$145.7	$21.5
Less: earnings and dividends allocated to participating securities	(0.3)	(0.1)	(1.3)	(0.2)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$29.9	$20.6	$144.4	$21.3

Weighted average number of common shares outstanding, basic	47.2	47.0	47.2	47.0
Effect of shares issuable under share-based compensation plans	0.5	0.1	0.3	0.1
Weighted average number of common shares outstanding, diluted	47.7	47.1	47.5	47.1

Diluted earnings per common share	$0.63	$0.44	$3.04	$0.45

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2018	2017	2018	2017
Stock options	0.7	2.0	0.9	1.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Inventories

Inventories consisted of the following components as of March 31, 2018 and June 30, 2017:

($ in millions)	March 31, 2018	June 30, 2017
Raw materials and supplies	$168.7	$152.8
Work in process	379.4	365.6
Finished and purchased products	184.5	172.0
Total inventory	$732.6	$690.4

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) inventory costing method. The Company also uses the first-in, first-out (“FIFO”) and average cost methods. As of March 31, 2018 and June 30, 2017, $136.3 million and $107.3 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2018 and June 30, 2017:

($ in millions)	March 31, 2018	June 30, 2017
Accrued compensation and benefits	$65.7	$59.1
Accrued postretirement benefits	15.5	15.5
Deferred revenue	12.1	9.8
Accrued interest expense	5.6	11.2
Derivative financial instruments	1.2	13.1
Other	28.3	31.2
Total accrued liabilities	$128.4	$139.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and nine months ended March 31, 2018 and 2017 were as follows:

Three months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Service cost	$2.4	$2.2	$0.7	$0.9
Interest cost	13.0	12.4	2.4	2.3
Expected return on plan assets	(16.5)	(16.6)	(1.7)	(1.7)
Amortization of net loss	3.4	9.5	0.7	0.8
Amortization of prior service cost (benefit)	0.5	0.5	(1.3)	(1.6)
Net periodic benefit costs	$2.8	$8.0	$0.8	$0.7

Nine months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Service cost	$7.1	$18.1	$2.0	$2.8
Interest cost	39.1	37.8	7.2	6.9
Expected return on plan assets	(49.5)	(48.4)	(5.2)	(5.1)
Amortization of net loss	10.2	28.3	2.2	2.4
Amortization of prior service cost (benefit)	1.5	1.3	(4.0)	(4.9)
Curtailment charge	—	0.5	—	—
Net periodic benefit costs	$8.4	$37.6	$2.2	$2.1
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
During the nine months ended March 31, 2018 and 2017, the Company made $5.7 million and $100.0 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to contribute $1.0 million to its qualified defined benefit pension plans during the remainder of fiscal year 2018.

7.	Debt

On March 31, 2017, the Company entered into a $400.0 million unsecured revolving credit facility (“Credit Agreement”) that extends to March 2022. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.50% as of March 31, 2018), and for Base Rate-determined loans, from 0.00% to 0.75% (0.50% as of March 31, 2018). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.275% as of March 31, 2018), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.50% as of March 31, 2018), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2018, the Company had $6.0 million of issued letters of credit with the balance of $394.0 million available to the Company.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2018 and June 30, 2017, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of March 31, 2018 and June 30, 2017 consisted of the following:

($ in millions)	March 31, 2018	June 30, 2017
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $55.0 million at March 31, 2018 and June 30, 2017)	$55.0	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at March 31, 2018 and June 30, 2017)	247.3	251.2
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at March 31, 2018 and June 30, 2017)	299.0	298.8
Total	601.3	605.0
Less: amounts due within one year	55.0	55.0
Long-term debt, net of current portion	$546.3	$550.0

For the three months ended March 31, 2018 and 2017, interest costs totaled $8.2 million and $8.0 million, respectively, of which $0.7 million and $0.3 million, respectively, were capitalized as part of the cost of property, equipment and software. For the nine months ended March 31, 2018 and 2017, interest costs totaled $23.8 million and $23.4 million, respectively, of which $1.8 million and $0.9 million, respectively, were capitalized as part of the cost of property, equipment and software.

8.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2018, the Company increased the liability for a Company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2018 and June 30, 2017 were $16.3 million and $16.1 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2018	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities:
Municipal auction rate securities	$3.5
Derivative financial instruments	34.6
Total assets	$38.1

Liabilities:
Derivative financial instruments	$3.9

June 30, 2017	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities:
Municipal auction rate securities	$3.4
Derivative financial instruments	14.5
Total assets	$17.9

Liabilities:
Derivative financial instruments	$19.1

The Company’s derivative financial instruments consist of commodity forward contracts, foreign currency forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to commodity prices, foreign exchange rates and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 10.

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2018		June 30, 2017
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$601.3	$610.0	$605.0	$622.5
Company-owned life insurance	$15.8	$15.8	$15.9	$15.9

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

The fair values of long-term debt as of March 31, 2018 and June 30, 2017 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2018, the Company had forward contracts to purchase 20.9 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur.  Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended March 31, 2018 and 2017, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense. For the nine months ended March 31, 2018 and 2017, net gains of $0.3 million and $0.3 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2018 and June 30, 2017, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of March 31, 2018 and June 30, 2017, the total notional amount of floating interest rate contracts was $150.0 million. For the three months ended March 31, 2018 and 2017, net losses of $0.1 million were recorded as an increase to interest expense and net gains of $0.4 million were recorded as a reduction to interest expense, respectively. For the nine months ended March 31, 2018 and 2017, net gains of $0.4 million and $1.3 million, respectively, were recorded as a reduction to interest expense.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2018 and June 30, 2017:

March 31, 2018	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.1	$—	$15.6	$15.7
Other assets	—	—	18.9	18.9
Total asset derivatives	$0.1	$—	$34.5	$34.6
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$1.2	$—	$1.2
Other liabilities	2.3	—	0.4	2.7
Total liability derivatives	$2.3	$1.2	$0.4	$3.9

June 30, 2017	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.6	$0.2	$6.4	$7.2
Other assets	1.6	—	5.7	7.3
Total asset derivatives	$2.2	$0.2	$12.1	$14.5
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$1.0	$12.1	$13.1
Other liabilities	—	—	6.0	6.0
Total liability derivatives	$—	$1.0	$18.1	$19.1

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $36.6 million and total liability derivatives would have been $5.9 million as of March 31, 2018.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of March 31, 2018 and June 30, 2017, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and nine months ended March 31, 2018 and 2017:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$6.8	$(5.7)	$37.1	$(21.1)
Foreign exchange contracts	(0.6)	(0.2)	(1.3)	0.5
Total	$6.2	$(5.9)	$35.8	$(20.6)

($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain Reclassified from AOCI into Income (Ineffective Portion)
		Three Months Ended March 31,		Three Months Ended March 31,
		2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$2.5	$(3.1)	$—	$1.4
Foreign exchange contracts	Net sales	(0.5)	0.2	—	—
Forward interest rate swaps	Interest expense	0.1	0.1	—	—
Total		$2.1	$(2.8)	$—	$1.4

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion)
		Nine Months Ended March 31,		Nine Months Ended March 31,
		2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(0.3)	$(21.0)	$(0.8)	$2.0
Foreign exchange contracts	Net sales	(1.0)	0.7	—	—
Forward interest rate swaps	Interest expense	0.3	0.3	—	—
Total		$(1.0)	$(20.0)	$(0.8)	$2.0

The Company estimates that $11.0 million of net derivative gains included in AOCI as of March 31, 2018 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and nine months ended March 31, 2018.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Foreign exchange gain (loss)	$0.2	$(0.9)	$(0.5)	$(1.0)
Unrealized (losses) gains on company-owned life insurance contracts and investments held in rabbi trusts	(0.4)	0.6	1.1	1.3
Other	0.2	1.3	0.3	1.7
Total other income, net	$—	$1.0	$0.9	$2.0

12.	Income Taxes

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

Income tax expense for the three months ended March 31, 2018 was $7.5 million, or 19.9 percent of pre-tax income as compared with $8.4 million, or 28.9 percent of pre-tax income for the three months ended March 31, 2017. Income tax expense for the nine months ended March 31, 2018 was a benefit of $39.1 million or negative 36.7 percent of pre-tax income as compared with expense of $10.6 million, or 33.0 percent of pre-tax income for the nine months ended March 31, 2017.

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act includes provisions that reduce the federal corporate income tax rate, create a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and change certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent was effective January 1, 2018. Based on the provisions of the Act, the Company’s estimated annual effective tax rate was adjusted to incorporate the lower federal tax rate that will be phased in for fiscal year 2018. During the quarter ended March 31, 2018, the Company recorded discrete income tax net benefits of $1.6 million. Included in this benefit are a $0.9 million tax benefit to reflect adjustments to the provisional amount previously recorded for the impact of the re-measurement of deferred tax assets and liabilities at the reduced federal tax rate, $0.2 million expense for adjustments to the provisional amount previously recorded for the transition tax and an income tax benefit of $0.9 million for reductions in certain state valuation allowances for deferred tax assets resulting from the impact of the Act. The Company recorded discrete income tax net benefits of $67.6 million during the nine months ended March 31, 2018. Included in this benefit are $74.2 million tax benefit to reflect the impact of the re-measurement of deferred tax assets and liabilities at the reduced federal tax rate, $5.3 million expense for the transition tax and income tax expense of $1.3 million for increases in certain state valuation allowances for deferred tax assets resulting from the impact of a state law change that will limit the Company’s ability to utilize state net operating loss carryforwards partially offset by the impact of limitations on interest expense as a result of the Act.

The Company determined that the amounts recorded for the transition tax are provisional because various components of the computation are not yet finalized as of March 31, 2018, including the following significant items: the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of June 30, 2018, the interpretation and identification of cash positions as of June 30, 2018, and computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017. Under the Act, the transition tax will be paid over an eight year period beginning in fiscal year 2019.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Income tax expense for the nine months ended March 31, 2017 includes tax benefits of $0.9 million associated with the repatriation of earnings from one of our foreign subsidiaries. Income tax expense also includes a $0.3 million benefit primarily due to additional research and development credits claimed in the prior year.

In October 2016, the Company made a voluntary pension contribution of $100.0 million that was announced in connection with the plan freeze.  As a result of the pension contribution, income tax expense in the nine months ended March 31, 2017 included a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing claimed in prior periods.

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

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the CalRAM business, and the Latrobe and Mexico distribution businesses. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

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

On a consolidated basis, no single customers accounted for 10 percent or more of net sales for the three months ended March 31, 2018. On a consolidated basis, one customer, Arconic Inc., accounted for approximately 10 percent of the net sales for the nine months ended March 31, 2018. On a consolidated basis, one customer, Precision Castparts Corporation, accounted for approximately 10 percent of net sales for the three months ended March 31, 2017. On a consolidated basis, one customer, Arconic Inc., accounted for approximately 12 percent of the net sales for the nine months ended March 31, 2017. Approximately 11 percent of the accounts receivable outstanding at March 31, 2018 is due from one customer, Precision Castparts Corporation. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2017.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Net Sales:
Specialty Alloys Operations	$482.4	$383.3	$1,285.6	$1,047.0
Performance Engineered Products	107.9	98.7	313.4	260.4
Intersegment	(18.1)	(8.4)	(59.3)	(17.5)
Consolidated net sales	$572.2	$473.6	$1,539.7	$1,289.9

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Operating Income:
Specialty Alloys Operations	$58.0	$51.9	$158.3	$112.6
Performance Engineered Products	5.4	4.7	18.1	2.7
Corporate costs	(18.0)	(15.8)	(44.9)	(45.6)
Pension earnings, interest and deferrals	(0.5)	(5.6)	(1.6)	(18.2)
Intersegment	0.3	0.6	(2.2)	1.1
Consolidated operating income	$45.2	$35.8	$127.7	$52.6

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Depreciation and Amortization:
Specialty Alloys Operations	$23.3	$23.7	$69.9	$70.8
Performance Engineered Products	5.0	5.2	15.1	15.5
Corporate	1.0	1.3	2.8	3.0
Intersegment	(0.1)	(0.2)	(0.6)	(0.5)
Consolidated depreciation and amortization	$29.2	$30.0	$87.2	$88.8

Segment Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Capital Expenditures:
Specialty Alloys Operations	$12.1	$8.6	$40.6	$31.6
Performance Engineered Products	5.9	2.9	17.0	9.9
Corporate	7.6	6.6	24.2	21.8
Intersegment	(0.4)	(0.1)	(0.9)	(0.2)
Consolidated capital expenditures	$25.2	$18.0	$80.9	$63.1

Segment Data	March 31, 2018	June 30, 2017
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,330.7	$2,292.1
Performance Engineered Products	503.8	434.3
Corporate	164.8	167.2
Intersegment	(7.4)	(15.5)
Consolidated total assets	$2,991.9	$2,878.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Recent Accounting Pronouncements

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2017-12 on the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Act. ASU 2018-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2018-02 on the consolidated financial statements.

15.	Reclassifications from Accumulated Other Comprehensive Income (Loss) (AOCI)

The changes in AOCI by component, net of tax, for the three months ended March 31, 2018 and 2017 were as follows:

Three Months Ended March 31, 2018 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2017	$20.8	$(294.4)	$(0.3)	$(41.2)	$(315.1)
Other comprehensive income before reclassifications	2.6	—	—	3.7	6.3
Amounts reclassified from AOCI (b)	(1.3)	2.1	—	—	0.8
Net other comprehensive income	1.3	2.1	—	3.7	7.1
Balance at March 31, 2018	$22.1	$(292.3)	$(0.3)	$(37.5)	$(308.0)

Three Months Ended March 31, 2017 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at December 31, 2016	$(7.2)	$(321.2)	$(0.3)	$(48.2)	$(376.9)
Other comprehensive income before reclassifications	5.5	—	—	2.6	8.1
Amounts reclassified from AOCI (b)	1.7	5.7	—	—	7.4
Net other comprehensive income	7.2	5.7	—	2.6	15.5
Balance at March 31, 2017	$—	$(315.5)	$(0.3)	$(45.6)	$(361.4)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The changes in AOCI by component, net of tax, for the nine months ended March 31, 2018 and 2017 were as follows:

Nine Months Ended March 31, 2018 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2017	$(2.3)	$(299.0)	$(0.3)	$(41.5)	$(343.1)
Other comprehensive income before reclassifications	23.7	—	—	4.0	27.7
Amounts reclassified from AOCI (b)	0.7	6.7	—	—	7.4
Net other comprehensive income	24.4	6.7	—	4.0	35.1
Balance at March 31, 2018	$22.1	$(292.3)	$(0.3)	$(37.5)	$(308.0)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended March 31, 2017 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for- sale securities	Foreign currency items	Total
Balance at June 30, 2016	$(21.8)	$(344.3)	$(0.3)	$(43.5)	$(409.9)
Other comprehensive income (loss) before reclassifications	9.4	11.7	—	(2.1)	19.0
Amounts reclassified from AOCI (b)	12.4	17.1	—	—	29.5
Net current-period other comprehensive income (loss)	21.8	28.8	—	(2.1)	48.5
Balance at March 31, 2017	$—	$(315.5)	$(0.3)	$(45.6)	$(361.4)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2018 and 2017:

($ in millions) (a)	Location of gain (loss)	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
Details about AOCI Components		2018	2017	2018	2017
Cash flow hedging items:
Commodity contracts	Cost of sales	$2.5	$(3.1)	$(0.3)	$(21.0)
Foreign exchange contracts	Net sales	(0.5)	0.2	(1.0)	0.7
Forward interest rate swaps	Interest expense	0.1	0.1	0.3	0.3
	Total before tax	2.1	(2.8)	(1.0)	(20.0)
	Tax (expense) benefit	(0.8)	1.1	0.3	7.6
	Net of tax	$1.3	$(1.7)	$(0.7)	$(12.4)

($ in millions) (a)	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
Details about AOCI Components		2018	2017	2018	2017
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(4.1)	$(10.3)	$(12.4)	$(30.7)
Prior service benefit	(b)	0.8	1.1	2.5	3.6
Curtailment charge	(b)	—	—	—	(0.5)
	Total before tax	(3.3)	(9.2)	(9.9)	(27.6)
	Tax benefit	1.2	3.5	3.2	10.5
	Net of tax	$(2.1)	$(5.7)	$(6.7)	$(17.1)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6. Pension and Other Postretirement Benefits for additional details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are engaged in the manufacturing, fabrication and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia, allow us to work more closely with customers and to offer various just-in-time stocking programs. We also manufacture and rent down-hole drilling tools and components used in the oil and gas industry.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions, divestitures and joint collaborations as well as possible business unit dispositions aimed at broadening our offerings to the marketplace. We have participated with other companies to explore potential terms and structures of such opportunities and expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2017 Form 10-K. Our discussions here focus on our results during or as of the three and nine-month periods ended March 31, 2018 and the comparable periods of fiscal year 2017, and to the extent applicable, on material changes from information discussed in the 2017 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2017 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2018 will be $14.4 million as compared with $48.2 million in fiscal year 2017.  The following is the pension expense for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Pension plans	$2.8	$8.0	$8.4	$37.6
Other postretirement plans	0.8	0.7	2.2	2.1
Net periodic benefit costs	$3.6	$8.7	$10.6	$39.7

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2018	2017	2018	2017
Cost of sales:
Service cost	$2.7	$2.7	$7.9	$17.4
Pension earnings, interest and deferrals	—	3.8	—	12.8
	2.7	6.5	7.9	30.2
Selling, general and administrative expenses:
Service cost	0.4	0.4	1.2	3.5
Pension earnings, interest and deferrals	0.5	1.8	1.5	5.5
Curtailment charge	—	—	—	0.5
	0.9	2.2	2.7	9.5
Net pension expense	$3.6	$8.7	$10.6	$39.7

As of March 31, 2018 and June 30, 2017, amounts related to the net pension expense capitalized in gross inventory were $1.7 million and $3.4 million, respectively.

Operating Performance Overview

Our third quarter results highlight the continued momentum in our business as we execute our strategy to capitalize on rising market demand trends across our portfolio, unlock incremental capacity through the Carpenter Operating Model, and strategically invest in our business to drive long-term, sustainable growth. We believe that our commercial team is making progress further penetrating our end-use markets, and we are gaining market share among current and new customers who recognize the value of our high-end specialty alloys and solutions-focused approach. As we add to our growing backlog and gain market share, we remain focused on driving continual improvement in our manufacturing processes through the implementation of the Carpenter Operating Model.

We also continue to invest for the long-term by strengthening our capabilities in core growth areas including additive manufacturing. The acquisition of CalRAM provides direct entry into the rapidly expanding part production segment of the additive manufacturing value chain and builds upon our existing metallurgical processing and materials expertise. The combination of CalRAM’s production capabilities and our existing additive manufacturing assets, will allow us to provide customers the optimal solution consisting of the right part made with the right material to meet their demanding application needs. We believe the investments we are making in advanced solutions like additive manufacturing and soft magnetics are integral to delivering the critical applications that will define the future of our industry and secure our long-term growth trajectory.

Results of Operations — Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

For the three months ended March 31, 2018, we reported net income of $30.2 million, or $0.63 per diluted share. Excluding special items, earnings per share would have been $0.60 per diluted share for the three months ended March 31, 2018. This compares with net income for the same period a year earlier of $20.7 million, or $0.44 per diluted share. The current period results were driven by higher sales coupled with a stronger product mix.

Net Sales

Net sales for the three months ended March 31, 2018 were $572.2 million, which was a 21 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 14 percent on a 9 percent increase in shipment volume from the same period a year ago. The results primarily reflect the impact of higher product demand and a favorable product mix for materials used in the Aerospace and Defense, Medical and Industrial and Consumer end-use markets.

Geographically, sales outside the United States increased 21 percent from the same period a year ago to $197.5 million for the three months ended March 31, 2018. The increase is primarily due to stronger product demand in the Aerospace and Defense end-use market in Europe and Asia Pacific partially offset by weaker demand in Europe for power generation sub-market materials used in the Energy end-use market. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $4.1 million increase in sales during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Net sales outside the United States represented 35 percent and 34 percent of total net sales for the three months ended March 31, 2018 and 2017, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Aerospace and Defense	$323.7	$251.4	$72.3	29%
Energy	36.5	41.0	(4.5)	(11)%
Transportation	41.6	37.1	4.5	12%
Medical	45.1	33.9	11.2	33%
Industrial and Consumer	90.1	77.3	12.8	17%
Distribution	35.2	32.9	2.3	7%
Total net sales	$572.2	$473.6	$98.6	21%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Aerospace and Defense	$260.5	$214.0	$46.5	22%
Energy	33.3	36.6	(3.3)	(9)%
Transportation	33.9	31.3	2.6	8%
Medical	37.6	31.6	6.0	19%
Industrial and Consumer	72.2	66.7	5.5	8%
Distribution	35.0	32.7	2.3	7%
Total net sales excluding surcharge	$472.5	$412.9	$59.6	14%

Sales to the Aerospace and Defense end-use market increased 29 percent from the third quarter a year ago to $323.7 million. Excluding surcharge revenue, sales increased 22 percent from the third quarter a year ago on an 18 percent increase in shipment volume. The results reflect strong demand for material driven by engine, avionics and distribution sub-markets as we benefited from our broad industry participation. In addition, we experienced stronger demand for our defense related applications driven by specific programs.

Sales to the Energy end-use market of $36.5 million reflect an 11 percent decrease from the third quarter a year ago. Excluding surcharge revenue, sales decreased 9 percent from a year ago. The results reflect the impact of weaker demand for materials used in power generation applications partially offset by an increase in sales in the oil and gas sub-market driven by our Amega West business.

Transportation end-use market sales increased 12 percent from the third quarter a year ago to $41.6 million. Excluding surcharge revenue, sales increased 8 percent on flat shipment volume from the third quarter a year ago. The results reflect a strengthening mix for our higher value engine component and valve steel materials partially offset by weaker demand for fuel system materials.

Medical end-use market sales increased 33 percent from the third quarter a year ago to $45.1 million. Excluding surcharge revenue, sales increased 19 percent on 16 percent higher shipment volume from the third quarter a year ago. The results reflect improved market conditions and share gains with key customers within the orthopedic and cardiology sub-markets.

Industrial and Consumer end-use market sales increased 17 percent from the third quarter a year ago to $90.1 million. Excluding surcharge revenue, sales increased 8 percent on flat shipment volume. The results reflect a strengthening mix of materials used in pumps, valves and fittings partially offset by weaker demand for consumer electronics and sporting good applications.

Gross Profit

Our gross profit in the third quarter increased 16 percent to $96.0 million, or 16.8 percent of net sales as compared with $83.1 million, or 17.5 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue, our gross margin in the third quarter was 20.3 percent as compared to 20.1 percent in the same period a year ago. The current quarter results reflect stronger product mix combined with higher shipment volume compared to the same period a year ago.

 Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. We estimate that the effect of surcharge lag negatively impacted our operating income by $3.0 million for the current third quarter.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2018	2017
Net sales	$572.2	$473.6
Less: surcharge revenue	99.7	60.7
Net sales excluding surcharge revenue	$472.5	$412.9

Gross profit	$96.0	$83.1

Gross margin	16.8%	17.5%

Gross margin excluding surcharge revenue	20.3%	20.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $50.8 million were 8.9 percent of net sales (10.8 percent of net sales excluding surcharge) as compared with $47.3 million and 10.0 percent of net sales (11.5 percent of net sales excluding surcharge) in the same quarter a year ago. Selling, general and administrative expenses increased in the third quarter primarily due to higher variable compensation accruals compared to the same quarter a year ago.

Operating Income

Our operating income in the recent third quarter was $45.2 million or 7.9 percent of net sales as compared with $35.8 million or 7.6 percent of net sales in the same quarter a year ago. Excluding surcharge revenue and pension EID, operating margin was 9.7 percent for the most recent quarter as compared with 10.0 percent a year ago. The results for the third quarter of fiscal year 2018 reflect the impacts of stronger product mix and higher product demand across most end-use markets partially offset by higher selling, general and administrative expenses compared to the same period a year ago.

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

	Three Months Ended March 31,
($ in millions)	2018	2017
Net sales	$572.2	$473.6
Less: surcharge revenue	99.7	60.7
Net sales excluding surcharge revenue	$472.5	$412.9

Operating income	$45.2	$35.8
Pension EID	0.5	5.6
Operating income excluding pension EID	$45.7	$41.4

Operating margin	7.9%	7.6%

Operating margin excluding surcharge and pension EID	9.7%	10.0%

Interest Expense

Interest expense for the three months ended March 31, 2018 was $7.5 million compared with $7.7 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended March 31, 2018 includes net losses from interest rate swaps of $0.1 million compared with $0.4 million of net gains from interest rate swaps for the three months ended March 31, 2017. Capitalized interest reduced interest expense by $0.7 million for the three months ended March 31, 2018 and $0.3 million for the three months ended March 31, 2017.

Other Income, Net

Other income, net for the three months ended March 31, 2018 was $0.0 million as compared with $1.0 million for the three months ended March 31, 2017.

Income Taxes

Income tax expense in the recent third quarter was $7.5 million, or 19.9 percent of pre-tax income compared with $8.4 million, or 28.9 percent of pre-tax income in the same quarter a year ago.

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act includes provisions that reduce the federal corporate income tax rate, create a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and change certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent is effective January 1, 2018. Based on the provisions of the Act, we adjusted our estimated annual effective tax rate to incorporate the lower blended federal tax rate that will be phased in for our fiscal year 2018. We recorded a $1.6 million discrete net tax benefit which reflects a $0.9 million tax benefit related to the re-measurement of deferred tax assets and liabilities at the reduced federal tax rate and a charge of $0.2 million for the transition tax. The discrete net tax benefit also includes a benefit of $0.9 million for the reduction in certain state valuation allowances for deferred tax assets as a result of limitations on interest expense due to the Act.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2018	2017
Specialty Alloys Operations	66,866	61,006	5,860	10%
Performance Engineered Products *	2,946	2,840	106	4%
Intersegment	(914)	(576)	(338)	(59)%
Consolidated pounds sold	68,898	63,270	5,628	9%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$482.4	$383.3	$99.1	26%
Performance Engineered Products	107.9	98.7	9.2	9%
Intersegment	(18.1)	(8.4)	(9.7)	(115)%
Total net sales	$572.2	$473.6	$98.6	21%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$381.3	$322.4	$58.9	18%
Performance Engineered Products	107.5	98.5	9.0	9%
Intersegment	(16.3)	(8.0)	(8.3)	(104)%
Total net sales excluding surcharge revenue	$472.5	$412.9	$59.6	14%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2018 for the SAO segment increased 26 percent to $482.4 million, as compared with $383.3 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 18 percent on 10 percent higher shipment volume from a year ago.  The results reflect the impact of stronger product demand primarily in the Aerospace and Defense and Medical end-use markets compared to the prior year same quarter.

Operating income for the SAO segment was $58.0 million or 12.0 percent of net sales (15.2 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with $51.9 million or 13.5 percent of net sales (16.1 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects the impact of higher volume and stronger product mix partially offset by higher operating costs compared to the prior year same quarter.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2018 for the PEP segment increased 9 percent to $107.9 million, as compared with $98.7 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $107.5 million increased 9 percent from a year ago. The results reflect an increase in sales primarily in the Energy and Medical end-use markets.

Operating income for the PEP segment was $5.4 million or 5.0 percent of net sales in the recent third quarter, compared with operating income of $4.7 million or 4.8 percent of net sales in the same quarter a year ago. The results reflect the ongoing improvements in our Amega West business and operating cost reduction initiatives partially offset by operating cost challenges associated with a fire at one of our Dynamet facilities in January 2018.

Results of Operations — Nine Months Ended March 31, 2018 vs. Nine Months Ended March 31, 2017

Net Sales

Net sales for the nine months ended March 31, 2018 were $1,539.7 million, which was a 19 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 16 percent on 13 percent higher shipment volume from the same period a year ago. The results primarily reflect the impact of stronger product demand for materials primarily used in the Aerospace and Defense, Medical and Industrial and Consumer end-use markets.

Geographically, sales outside the United States increased 23 percent from the same period a year ago to $518.1 million for the nine months ended March 31, 2018. The increase is primarily due to stronger product demand in the Aerospace and Defense, Medical and Industrial and Consumer end-use markets in Europe and Asia Pacific. In addition, the Energy end-use market had stronger demand for oil and gas materials in Canada partially offset by weaker demand in Europe for power generation materials. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $7.0 million increase in sales during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Net sales outside the United States represented 34 percent and 33 percent of total net sales for the nine months ended March 31, 2018 and 2017, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$847.2	$700.1	$147.1	21%
Energy	100.3	99.5	0.8	1%
Transportation	114.0	105.9	8.1	8%
Medical	126.1	85.3	40.8	48%
Industrial and Consumer	257.6	210.4	47.2	22%
Distribution	94.5	88.7	5.8	7%
Total net sales	$1,539.7	$1,289.9	$249.8	19%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$696.5	$586.3	$110.2	19%
Energy	91.0	89.5	1.5	2%
Transportation	94.2	90.5	3.7	4%
Medical	108.2	79.7	28.5	36%
Industrial and Consumer	214.0	185.2	28.8	16%
Distribution	93.9	88.3	5.6	6%
Total net sales excluding surcharge	$1,297.8	$1,119.5	$178.3	16%

Sales to the Aerospace and Defense end-use market increased 21 percent from the same period a year ago to $847.2 million. Excluding surcharge revenue, sales increased 19 percent from the same period a year ago on a 19 percent increase in shipment volume. The results reflect the impact of stronger demand for materials used in aerospace engine applications, the distribution sub-market and defense applications driven by specific programs.

Sales to the Energy end-use market of $100.3 million reflect a 1 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 2 percent from a year ago. The results were driven by an increase in the oil and gas sub-market through our Amega West business offset by weaker demand for materials used in power generation applications, which has been significantly impacted by a decline in industrial gas turbine industry conditions.

Transportation end-use market sales increased 8 percent from the same period a year ago to $114.0 million. Excluding surcharge revenue, sales increased 4 percent on 1 percent lower shipment volume from the same period a year ago. The results reflect a strengthening mix for our higher value engine component materials partially offset by weaker demand for fuel system materials.

Medical end-use market sales increased 48 percent from the same period a year ago to $126.1 million. Excluding surcharge revenue, sales increased 36 percent on 25 percent higher shipment volume from the same period a year ago. The results reflect improved market conditions, market share gains with key customers and the positive impact of supply chain inventory rebuilding for titanium materials within the orthopedic and cardiology sub-markets.

Industrial and Consumer end-use market sales increased 22 percent from the same period a year ago to $257.6 million. Excluding surcharge revenue, sales increased 16 percent on an 8 percent increase in shipment volume. The results reflect the impact of stronger demand for materials used in industrial applications due in part to a moderate increase in recovery of oil and gas activity.

Gross Profit

Our gross profit in the nine months ended March 31, 2018 increased 40 percent to $267.3 million, or 17.4 percent of net sales as compared with $191.6 million, or 14.9 percent of net sales in the same period a year ago. Excluding the impact of surcharge revenue, our gross margin in the nine months ended March 31, 2018 was 20.6 percent as compared to 17.1 percent in the same period a year ago. The results for the nine months ended March 31, 2018 reflect the impact of higher volumes across end-use markets compared to the same period a year ago.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. We estimate that the effect of surcharge lag negatively impacted our operating income by $6.1 million for the nine months ended March 31, 2018.

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

	Nine Months Ended March 31,
($ in millions)	2018	2017
Net sales	$1,539.7	$1,289.9
Less: surcharge revenue	241.9	170.4
Net sales excluding surcharge revenue	$1,297.8	$1,119.5

Gross profit	$267.3	$191.6

Gross margin	17.4%	14.9%

Gross margin excluding surcharge revenue	20.6%	17.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $139.6 million were 9.1 percent of net sales (10.8 percent of net sales excluding surcharge) for the nine months ended March 31, 2018 as compared with $139.0 million or 10.8 percent of net sales (12.4 percent of net sales excluding surcharge) in the same period a year ago.  Selling, general and administrative expenses increased in the nine months ended March 31, 2018 primarily as a result of higher variable compensation accruals offset by lower consulting costs and pension expense compared to the same period a year ago.

Operating Income

Our operating income in the nine months ended March 31, 2018 was $127.7 million, or 8.3 percent of net sales as compared with $52.6 million, or 4.1 percent of net sales in the same period a year ago. Excluding surcharge revenue, pension EID and special items, operating margin was 10.0 percent for the nine months ended March 31, 2018 and 6.4 percent for the same period a year ago. The increase in the operating margin reflects the impact of higher sales across end-use markets compared to the same period a year ago.

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

	Nine Months Ended March 31,
($ in millions)	2018	2017
Net sales	$1,539.7	$1,289.9
Less: surcharge revenue	241.9	170.4
Net sales excluding surcharge revenue	$1,297.8	$1,119.5

Operating income	$127.7	$52.6
Pension EID	1.6	18.2
Operating income excluding pension EID	129.3	70.8

Special item:
Pension curtailment charge	—	0.5
Operating income excluding pension EID and special items	$129.3	$71.3

Operating margin	8.3%	4.1%

Operating margin excluding surcharge, pension EID and special items	10.0%	6.4%

Interest Expense

Interest expense for the nine months ended March 31, 2018 was $22.0 million compared with $22.5 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the nine months ended March 31, 2018 includes net gains from interest rate swaps of $0.4 million compared with $1.3 million for the nine months ended March 31, 2017. Capitalized interest reduced interest expense by $1.8 million for the nine months ended March 31, 2018 and $0.9 million for the nine months ended March 31, 2017.

Other Income, Net

Other income, net was $0.9 million for the recent nine months ended March 31, 2018 compared to $2.0 million in the same period a year ago.

Income Taxes

Income tax expense in the nine months ended March 31, 2018 was a benefit of $39.1 million, or negative 36.7 percent of pre-tax income as compared with expense of $10.6 million, or 33.0 percent of pre-tax income in the nine months ended March 31, 2017.

In December 2017, the United States enacted tax reform legislation. The Act includes provisions that reduce the federal corporate income tax rate, create a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and change certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent is effective January 1, 2018. Based on the provisions of the Act, we adjusted our estimated annual effective tax rate to incorporate the lower blended federal tax rate. We also recorded a $67.6 million discrete net tax benefit which reflects a $74.2 million tax benefit related to the re-measurement of deferred tax assets and liabilities at the reduced federal tax rate and a charge of $5.3 million for the transition tax. The discrete net tax benefit also includes a charge of $1.3 million associated with a state law change that will limit our ability to utilize certain state net operating loss carryforwards partially offset by the impact of limitations on interest expense as a result of the Act.

Income tax expense in the nine months ended March 31, 2017 includes tax benefits of $0.9 million associated with the repatriation of earnings from one of our foreign subsidiaries. Income tax expense in the prior year also includes benefits of $0.3 million primarily due to additional research and development credits claimed. In October 2016, the Company made a voluntary pension contribution of $100.0 million that was announced in connection with the plan freeze.  As a result of the pension contribution, income tax expense in the nine months ended March 31, 2017 included a discrete tax charge of $2.1 million due to reduced tax benefits for domestic manufacturing claimed in prior periods.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Nine Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2018	2017
Specialty Alloys Operations	188,136	164,682	23,454	14%
Performance Engineered Products *	9,754	7,604	2,150	28%
Intersegment	(5,382)	(1,550)	(3,832)	(247)%
Consolidated pounds sold	192,508	170,736	21,772	13%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$1,285.6	$1,047.0	$238.6	23%
Performance Engineered Products	313.4	260.4	53.0	20%
Intersegment	(59.3)	(17.5)	(41.8)	(239)%
Total net sales	$1,539.7	$1,289.9	$249.8	19%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$1,038.7	$876.4	$162.3	19%
Performance Engineered Products	312.6	259.7	52.9	20%
Intersegment	(53.5)	(16.6)	(36.9)	(222)%
Total net sales excluding surcharge revenue	$1,297.8	$1,119.5	$178.3	16%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2018 for the SAO segment increased 23 percent to $1,285.6 million, as compared with $1,047.0 million in the same period a year ago. Excluding surcharge revenue, net sales increased 19 percent on 14 percent higher shipment volume from a year ago.  The results reflect the impact of stronger product demand driven by improving market conditions across our end-use markets compared to the prior year same period.

Operating income for the SAO segment was $158.3 million or 12.3 percent of net sales (15.2 percent of net sales excluding surcharge revenue) in the recent nine months ended March 31, 2018 as compared with $112.6 million or 10.8 percent of net sales (12.8 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impact of higher product demand and stronger product mix driven by improving market conditions across our end-use markets compared to the prior year same period.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2018 for the PEP segment increased 20 percent to $313.4 million, as compared with $260.4 million in the same period a year ago. Excluding surcharge revenue, net sales increased 20 percent from a year ago. The results reflect an increase in sales primarily in the Energy and Medical end-use markets.

Operating income for the PEP segment was $18.1 million or 5.8 percent of net sales in the recent nine months ended March 31, 2018, compared with an operating income of $2.7 million or 1.0 percent of net sales in the same period a year ago. The results reflect the increasing demand for titanium products combined with ongoing improvements in our oil and gas businesses and cost reduction initiatives.

Liquidity and Financial Resources

During the nine months ended March 31, 2018, we generated cash from operations of $90.7 million compared to $36.3 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $21.0 million as compared to negative $81.4 million for the same period a year ago. The cash provided from operating activities results reflect increased inventory levels to meet growing customer demand and higher accounts receivable driven by higher sales. During the nine months ended March 31, 2018, we made $5.7 million of required minimum pension contributions as compared with a voluntary pension contribution of $100.0 million, which was offset by cash tax benefits realized with the contribution of approximately $39.0 million, in the same period last year. Included in the free cash flow results during the current period, we acquired a business, CalRAM, for a cash purchase price of $13.3 million. In the same period last year, we acquired a business, Puris, for a cash purchase price of $35.3 million. The free cash flow results also reflect higher capital spending levels in the current period as we increased our investment in key growth initiatives during fiscal year 2018.

Capital expenditures for property, equipment and software were $80.9 million for the nine months ended March 31, 2018 as compared to $63.1 million for the same period a year ago. In fiscal year 2018, we expect capital expenditures to be approximately $130 million to $135 million.

Dividends during the nine months ended March 31, 2018 and 2017 were $25.8 million and $25.6 million, respectively, and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Agreement. Our Credit Agreement contains a revolving credit commitment of $400.0 million, which expires in March 2022. As of March 31, 2018, we had $6 million of issued letters of credit. The balance of the Credit Agreement ($394 million) remains available to us. As of March 31, 2018, we had total liquidity of $440.8 million, including $46.8 million of cash and cash equivalents. From time to time during the nine months ended March 31, 2018, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the nine months ended March 31, 2018 was approximately $12.3 million with daily outstanding borrowings ranging from $0.0 million to $32.2 million during the period.

We believe that our cash and cash equivalents of $46.8 million as of March 31, 2018 and available borrowing capacity of $394.0 million under our credit facility will be sufficient to fund our cash needs over the foreseeable future.

In the fourth quarter of fiscal year 2018, $55.0 million of medium term notes are due for redemption. We currently expect to fund the redemption of these notes using available cash.

During the nine months ended March 31, 2018, we made pension contributions of $5.7 million to our qualified defined benefit pension plans. We currently expect to make approximately $1.0 million of contributions to our qualified defined benefit pension plans during the remainder of fiscal year 2018.

As of March 31, 2018, we had cash and cash equivalents of approximately $22.9 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The Act requires a one-time tax on previously deferred foreign earnings and generally provides for tax-free repatriations of these earnings beginning January 1, 2018. During the three and nine months ended March 31, 2018 we repatriated cash of approximately $4.4 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of March 31, 2018). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of March 31, 2018, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of March 31, 2018:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	11.15 to 1.00
Consolidated debt to capital	55% (maximum)	30.5%

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

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended March 31, 2018, as reported	$37.7	$(7.5)	$30.2	$0.63
Special items:
Impact of US tax reform and other legislative changes	—	(1.6)	(1.6)	(0.03)

Three months ended March 31, 2018, as adjusted	$37.7	$(9.1)	$28.6	$0.60

* Impact per diluted share calculated using weighted average common shares outstanding of 47.7 million for the three months ended March 31, 2018.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended March 31, 2017, as reported	$29.1	$(8.4)	$20.7	$0.44
Special items:
None reported	—	—	—	—

Three months ended March 31, 2017, as adjusted	$29.1	$(8.4)	$20.7	$0.44

* Impact per diluted share calculated using weighted average common shares outstanding of 47.1 million for the three months ended March 31, 2017.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income	Earnings Per Diluted Share**
Nine months ended March 31, 2018, as reported	$106.6	$39.1	$145.7	$3.04
Special items:
Impact of US tax reform and other legislative changes	—	(67.6)	(67.6)	(1.41)

Nine months ended March 31, 2018, as adjusted	$106.6	$(28.5)	$78.1	$1.63

** Impact per diluted share calculated using weighted average common shares outstanding of 47.5 million for the nine months ended March 31, 2018.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income	Earnings Per Diluted Share*
Nine months ended March 31, 2017, as reported	$32.1	$(10.6)	$21.5	$0.45
Special items:
Pension curtailment	0.5	(0.1)	0.4	0.01
Income tax item**	—	2.1	2.1	0.04
Total impact of special items	0.5	2.0	2.5	0.05

Nine months ended March 31, 2017, as adjusted	$32.6	$(8.6)	$24.0	$0.50

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
($ in millions)	2018	2017
Net cash provided from operating activities	$90.7	$36.3
Purchases of property, equipment and software	(80.9)	(63.1)
Proceeds from disposals of property and equipment and assets held for sale	2.0	—
Acquisition of businesses	(13.3)	(35.3)
Proceeds from note receivable from the sale of equity method investment	6.3	6.3
Dividends paid	(25.8)	(25.6)
Free cash flow	$(21.0)	$(81.4)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2018, the Company increased the liability for a Company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2018 and June 30, 2017 were $16.3 million and $16.1 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Goodwill

Goodwill is not amortized, but instead is tested for impairment, at least annually at the reporting unit level.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value.  The fair value is estimated principally upon discounted cash flow analysis.  If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.  The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts are developed based on assumptions about each reporting unit’s markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance. The discount rates used in the discounted cash flow are estimated based on a market participant’s perspective of each reporting unit's weighted average cost of capital.  The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption. The income tax rates used in the discounted cash flow analysis represent estimates of the long-term statutory income tax rates for each reporting unit based on the jurisdictions in which the reporting units operate.

We have five reporting units including CalRAM as a result of the acquisition on February 21, 2018 with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 71 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes four reporting units with goodwill recorded.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter’s filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2017, Form 10-Q for the quarters ended September 30, 2017 and December 31, 2017, and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the degree of success of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; and (15) fluctuations in oil and gas prices and production. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

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

The status of our financial instruments as of March 31, 2018 is provided in Note 10 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2018, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on that evaluation, our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of March 31, 2018 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended March 31, 2018, however employees surrendered 2,070 shares to the Company, at an average purchase price of $50.94, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: April 26, 2018	/s/ Damon J. Audia
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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.