Form 10-K
period 2018-06-30
CARPENTER TECHNOLOGY CORP
filed 2018-08-14
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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
Yes ☐  No ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2017 was $2,391,170,747, based on the closing price per share of the registrant’s common stock on that date of $50.99 as reported on the New York Stock Exchange.

As of August 8, 2018, 47,260,079 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2018 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

(c)              Narrative Description of Business:
 (1)               General:

We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, transportation, energy, industrial, medical, and consumer end-use markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing processes and soft magnetics applications. We have expanded our additive manufacturing capabilities to provide a complete “end-to-end” solution to accelerate materials innovation and streamline parts production.

Reportable Segments

The SAO segment is comprised of the Company’s major premium alloy and stainless steel manufacturing operations. This includes operations performed at mills primarily in Reading and Latrobe, Pennsylvania and surrounding areas as well as South Carolina and Alabama. The combined assets of the SAO segment are managed in an integrated manner to optimize efficiency and profitability across the total system.

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
(2)                 Raw Materials:

Our business depends on continued receipt of critical raw materials for our day-to-day operations.  These raw materials include nickel, cobalt, chromium, manganese, molybdenum, titanium, iron and scrap containing iron and nickel.  Some of the sources of these raw materials, many of which are international, could be subject to potential interruptions of supply as a result of political events, labor unrest or other reasons.  These potential interruptions could cause material shortages and affect availability and price. We have arrangements with certain vendors to provide consigned materials at our manufacturing facilities available for our consumption as necessary.

We have long-term relationships with major suppliers who provide availability of material at competitive prices.  Purchase prices of certain raw materials have historically been volatile.  We use pricing surcharges, indexing mechanisms, base price adjustments and raw material forward contracts to reduce the impact on our business of increased costs for the most significant of these materials. There can be delays between the time of the increase in the price of raw materials and the realization of the benefits of such mechanisms or actions that could have a short-term impact on our results and could affect the comparability of our results from period to period.

(3)                 Patents and Licenses:

We own a number of United States and international patents and have granted licenses under some of them.  In addition, certain products that we produce are covered by patents held or owned by other companies from whom licenses have been obtained.  The duration of a patent issued in the United States is between 14 and 20 years from the date of filing a patent application or issuance of the patents.  The durations of patents issued outside of the United States varies from country to country.  Generally, patent licenses are structured to match the duration of the underlying patent.  Although these patents and licenses are believed to be of value, we do not consider our business to be materially dependent upon any single such item or related group of such items.

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

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2018	2017	2016
September 30,	22%	22%	25%
December 31,	22	24	25
March 31,	27	26	25
June 30,	29	28	25
	100%	100%	100%

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or a very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of income.  One customer, Arconic, Inc., accounted for approximately 12 percent, 11 percent and 13 percent of net sales for the years ended June 30, 2018, 2017 and 2016, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2018 and 2017. See Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

(6)                Backlog:

As of June 30, 2018, we had a sales backlog of orders excluding surcharge, believed to be firm, of approximately $568 million, substantially all of which is expected to be shipped within fiscal year 2019.  Our backlog of orders excluding surcharge as of June 30, 2017 was approximately $438 million.
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
(8)                Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $19.3 million, $16.9 million and $16.3 million in fiscal years 2018, 2017 and 2016, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company.  Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.
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

Our costs of maintaining and operating environmental control equipment were $13.0 million, $12.4 million and $13.5 million for fiscal years 2018, 2017 and 2016, respectively.  The capital expenditures for environmental control equipment were $1.2 million, $0.8 million and $0.7 million for fiscal years 2018, 2017 and 2016, respectively.  We anticipate spending approximately $6 million on major domestic environmental capital projects over the next five fiscal years.  This includes approximately $3 million in fiscal year 2019.  Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(10)         Employees:

As of June 30, 2018, our total workforce consisted of approximately 4,800 employees, which included approximately 130 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2019, and approximately 490 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires August 1, 2020. Our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $728.3 million, $599.3 million and $569.9 million in fiscal years 2018, 2017 and 2016, respectively. Long-lived assets held outside of the United States were $27.0 million and $26.1 million as of June 30, 2018 and 2017, respectively.  For further information on domestic and international sales, see Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers.  There were no waivers of the Code of Ethics in fiscal year 2018.  The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.cartech.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).  Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Demand in our end-use markets can be cyclical in nature and sensitive to general economic conditions, competitive influences and fluctuations in inventory levels throughout the supply chain. As such, our results of operations, financial condition, cash flows and availability of credit could fluctuate significantly from period to period.

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

The energy market has also been historically cyclical, principally as a result of volatile oil prices that impact demand for our products. Our future success requires us to, among other things, expand in key international energy markets by successfully adding to our customer base, distribution channels and product portfolio. The volatility of oil prices and other factors that contribute to the cyclicality of the energy market will impact our ability to expand successfully in this area and may adversely affect our results of operations and financial condition.

Any significant delay or inability to successfully expand our operations in a timely and cost-effective manner could materially adversely affect our business, financial condition and results of operations.

Over the last few years, we have undertaken capital projects associated with expanding our production capacity and capability.  These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost-effective manner depends upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute these projects, our ability to obtain the necessary internal and customer qualifications to produce material from the facilities and our ability to operate the facilities to maximize the potential opportunities with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated excess costs, our results of operations and financial position may be materially adversely affected.

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
The manufacture of some of our products is a complex process and requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely receipts of required raw materials, we may be unable to timely manufacture sufficient quantities of products. This could cause us to lose sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

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

Political and scientific debates related to the impacts of greenhouse gas emissions on the global climate are prevalent. Regulation or some form of legislation aimed at reducing the greenhouse gas emissions is currently being considered both in the United States and globally.  As a specialty alloy manufacturer, we will be affected, both directly and indirectly, if climate change legislation, such as use of a “cap and trade” and the signed Paris climate accord, is enacted and implemented. Such legislation could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Approximately 130 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement.  This agreement expires in August 2019.  Approximately 490 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement.  This agreement expires in August 2020.  There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies.  These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.  The Company timely filed its latest annual conflict minerals report required by the rules on May 10, 2018. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.  Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

Risks associated with international sales include without limitation: political and economic instability, including weak conditions in the world’s economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in duties, quotas, tariffs and taxes; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into dollars). In addition, we will need to invest in building our capabilities and infrastructure to meet our international growth goals. Any of these factors could materially adversely affect our results for the period in which they occur.

We value most of our inventory using the LIFO method, which could be repealed resulting in adverse effects on our cash flows and financial condition.

The cost of our inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory.  From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out (“FIFO”) value. As of June 30, 2018, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $210 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

We are engaged in a multi-year implementation of a global enterprise resource planning (ERP) system which is planned to be deployed in phases. The new ERP system will replace multiple current business systems and is being designed to improve manufacturing planning, development and processes, accurately maintain books and records, record transactions and provide important information of the operations of our business to our management. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial resources as well as a considerable allocation of personnel for the project. While we have invested, and continue to invest, significant resources in planning and project management, implementation issues may arise during the course of implementing the ERP system, and it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated.  Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal locations of our primary domestic integrated mills in our SAO segment are located in Reading and Latrobe, Pennsylvania and Athens, Alabama. In addition, SAO manufactures large diameter hollow bar in Orwigsburg, Pennsylvania and Elyria, Ohio and operates a mini mill manufacturing stainless steel bar and wire in Hartsville, South Carolina. The principal locations for PEP businesses include titanium alloy production facilities located in Washington, Pennsylvania and Clearwater, Florida, powder products manufacturing facilities in Bridgeville, Pennsylvania, Athens, Alabama, Woonsocket, Rhode Island and Bruceton Mills, West Virginia, additive manufacturing facility in Camarillo, California and a facility in Houston, Texas for manufacturing of machined components used in the drilling, exploration and production of oil and gas. The PEP segment also includes domestic leased warehouses and service centers located in Houston, Texas; San Antonio, Texas; Midland, Texas; Oklahoma City, Oklahoma; Casper, Wyoming; Lafayette, Louisiana; West Alexander, Pennsylvania; Vienna, Ohio and Chicago, Illinois. The PEP segment includes one owned service center in White House, Tennessee.

The Reading, Hartsville, Washington, Bridgeville, Orwigsburg, Elyria, Woonsocket, Latrobe, Houston and Athens facilities are owned.  The Clearwater facility is owned, but the land is leased.

We also own or lease manufacturing facilities, distribution centers, service centers and sales offices in a number of foreign countries, including Sweden, Canada, Singapore, China, Mexico, Taiwan, the United Arab Emirates and Belgium.

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

Tony R. Thene was appointed President and Chief Executive Officer effective July 1, 2015. Mr. Thene joined Carpenter in January 2013 and served as the Senior Vice President and Chief Financial Officer.  Prior to joining Carpenter, Mr. Thene was employed for 23 years by Alcoa Inc., a leading producer of primary and fabricated aluminum, holding various management positions.

Damon J. Audia was appointed Senior Vice President and Chief Financial Officer effective October 19, 2015. Mr. Audia joined Carpenter from The Goodyear Tire & Rubber Company where he worked for ten years and most recently served as Senior Vice President of Finance for the company's North America division. On August 8, 2018 it was announced that Mr. Audia would be leaving the Company for another role effective September 14, 2018.

Joseph E. Haniford was appointed Senior Vice President and Chief Operating Officer effective June 30, 2016. Mr. Haniford joined Carpenter in July 2015 and served as Senior Vice President - Specialty Alloys Operations. Prior to Carpenter, Mr. Haniford was employed by EnTrans International where he was responsible for all operations as the company's Chief Operating Officer and was a member of the Board of Directors. Prior to EnTrans International, Mr. Haniford worked for Alcoa, Inc. for more than 30 years in various executive leadership positions. Effective July 1, 2018, Mr. Haniford assumed the role of Vice President, Business Management Office and Global Advanced Engineering.

James D. Dee was appointed Vice President, General Counsel and Secretary effective September 13, 2010. Mr. Dee joined Carpenter from C&D Technologies where he last served as Senior Vice President, General Counsel, Secretary and Chief Administrative Officer at C&D Technologies. Prior to his tenure at C&D Technologies, Mr. Dee was employed by the law firm of Montgomery, McCracken, Walker & Rhodes, LLP. Mr. Dee also worked 16 years at SPS Technologies, Inc., where he last served as Vice President, General Counsel and Secretary.

			Assumed Present Position
Name	Age	Position
Tony R. Thene	57	President and Chief Executive Officer	July 2015

Damon J. Audia	47	Senior Vice President and Chief Financial Officer	October 2015

Joseph E. Haniford	59	Senior Vice President and Chief Operating Officer	June 2016

James D. Dee	61	Vice President, General Counsel and Secretary	September 2010

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2018		Fiscal Year 2017
Quarter Ended:	High	Low	High	Low
September 30,	$48.19	$36.20	$42.25	$32.44

December 31,	$53.61	$44.08	$42.27	$30.37

March 31,	$54.61	$42.44	$45.34	$34.50

June 30,	$61.49	$41.75	$41.50	$34.24

Annual	$61.49	$36.20	$45.34	$30.37

The range of our common stock price on the NYSE from July 2, 2018 to August 8, 2018 was $53.07 to $58.99.  The closing price of the common stock was $58.35 on August 8, 2018.

We have paid quarterly cash dividends on our common stock since1906. We paid a quarterly dividend of $0.18 per share of common stock during each quarter of fiscal years 2018 and 2017.

As of August 8, 2018, there were 2,061 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group, for each of the last five fiscal years ended June 30, 2018. The cumulative total return assumes an investment of $100 on June 30, 2013 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors.  The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

* $100 invested on June 30, 2013 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.
Data Sourced from Bloomberg
Copyright © 2018 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2018 Russell Investments

	2013	2014	2015	2016	2017	2018
Carpenter Technology Corporation	$100.00	$142.00	$88.20	$76.80	$88.90	$126.80
S&P Midcap 400	$100.00	$125.50	$133.10	$134.50	$158.80	$179.90
Russell Materials & Processing Growth	$100.00	$128.20	$132.20	$134.60	$169.70	$181.20

Issuer Purchases of Equity Securities

Employees surrendered 16,463 shares to the Company, at an average purchase price of $53.40, during the fourth quarter of fiscal year 2018, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6.  Selected Financial Data

Five-Year Financial Summary
in millions, except per share data
(Fiscal years ended June 30,)

	2018 (a)	2017(b)	2016(c)(e)	2015(d)(e)	2014
Summary of Operations:
Net sales	$2,157.7	$1,797.6	$1,813.4	$2,226.7	$2,173.0
Operating income	$187.1	$97.2	$51.6	$111.5	$212.0
Net income	$188.5	$47.0	$11.3	$58.7	$132.8
Financial Position at Year-End:
Cash and cash equivalents	$56.2	$66.3	$82.0	$70.0	$120.0
Total assets	$3,007.0	$2,878.1	$2,794.3	$2,902.6	$3,053.7
Long-term debt, net of current portion	$545.7	$550.0	$611.3	$603.8	$600.5
Per Common Share:
Net earnings:
Basic	$3.96	$0.99	$0.23	$1.11	$2.48
Diluted	$3.92	$0.99	$0.23	$1.11	$2.47
Cash dividend-common	$0.72	$0.72	$0.72	$0.72	$0.72
Weighted Average Common Shares Outstanding:
Basic	47.2	47.0	48.1	52.6	53.3
Diluted	47.6	47.1	48.2	52.7	53.6

(a) Fiscal year 2018 included $68.3 million of discrete income tax net benefits related to the U.S. tax reform and other legislative changes. See Note 17 in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

(b) Fiscal year 2017 included $3.2 million of loss on divestiture of business. See Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

(c) Fiscal year 2016 included $22.5 million of excess inventory write-down charges, $12.5 million of goodwill impairment charges and $18.0 million of restructuring and impairment charges including $7.6 million of impairment of intangible assets and property, plant and equipment and $10.4 million of restructuring costs related primarily to an early retirement incentive and other severance related costs. See Note 3 in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

(d) Fiscal year 2015 included $29.1 million of restructuring costs related principally to workforce reduction, facility closures and write-down of certain assets.

(e) The weighted average common shares outstanding for fiscal years 2016 and 2015 included 5.5 million and 0.9 million less shares, respectively, related to the share repurchase program authorized in October 2014. During the fiscal years ended June 30, 2016 and 2015, we repurchased 3,762,200 shares and 2,995,272 shares, respectively, of common stock for $123.9 million and $124.5 million, respectively.

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

We are a producer and distributor of premium specialty alloys, including titanium alloys, powder metals, stainless steels, alloy steels, and tool steels as well as drilling tools. We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, transportation, energy, medical, industrial, and consumer markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing (AM) processes and soft magnetics applications. We have expanded our AM capabilities to provide a complete “end-to-end” solution to accelerate materials innovation and streamline parts production. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes.  We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2018	2017	2016
Net sales	$2,157.7	$1,797.6	$1,813.4

Net sales excluding surcharge revenue (1)	$1,792.3	$1,558.4	$1,572.6

Operating income	$187.1	$97.2	$51.6

Operating income excluding pension earnings, interest and deferrals (“pension EID”) expense (1)	$189.2	$121.0	$70.9

Net income	$188.5	$47.0	$11.3

Diluted earnings per share	$3.92	$0.99	$0.23

Purchases of property, equipment and software	$135.0	$98.5	$95.2

Free cash flow (1)	$34.7	$(16.8)	$139.1

Pounds sold (in thousands) (2)	265,620	236,346	242,560

(1)  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

(2)  Includes pounds from Specialty Alloys Operations segment, and certain Performance Engineered Products segment businesses namely Dynamet and Carpenter Powder Products.

     Our sales are across a diversified list of end-use markets.  The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2018		2017		2016
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$1,182.3	55%	$973.3	54%	$981.5	54%
Energy	146.5	7	138.0	8	130.6	7
Transportation	157.0	7	143.9	8	160.6	8
Medical	175.3	8	125.5	7	121.5	7
Industrial and Consumer	364.9	17	298.2	17	300.9	17
Distribution	131.7	6	118.7	6	118.3	7
Total net sales	$2,157.7	100%	$1,797.6	100%	$1,813.4	100%

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
Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.  The following is a summary of the net periodic benefit costs for the years ended June 30, 2018, 2017 and 2016:

	Years Ended June 30,
($ in millions)	2018	2017	2016
Pension plans	$11.3	$45.8	$50.9
Other postretirement plans	2.9	2.6	2.9
Net periodic benefit costs	$14.2	$48.4	$53.8

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees.  The following is a summary of the classification of net pension expense for the years ended June 30, 2018, 2017 and 2016:

	Years Ended June 30,
($ in millions)	2018	2017	2016
Cost of sales
Service cost	$10.5	$20.2	$28.1
Pension earnings, interest and deferrals	—	16.5	13.2
Total cost of sales	10.5	36.7	41.3
Selling, general and administrative expenses
Service cost	1.6	3.9	6.4
Pension earnings, interest and deferrals	2.1	7.3	6.1
Curtailment charge	—	0.5	—
Total selling, general and administrative expenses	3.7	11.7	12.5
Net pension expense	$14.2	$48.4	$53.8

As of June 30, 2018 and 2017, amounts capitalized in gross inventory were $1.7 million and $3.4 million, respectively.
Operating Performance Overview

Fiscal year 2018 was a successful year as strong execution of our commercial and manufacturing strategy combined with growing market demand resulted in our best operating income performance in four years. We made significant progress in the following areas:

•	We expanded customer relationships through market share gains with new and existing customers based on the strength of our solutions focused customer approach.

•	Through the ongoing implementation of the Carpenter Operating Model, we have unlocked incremental capacity through efficiency and productivity improvements across our SAO and PEP businesses.

•	We submitted majority of Aerospace Vendor Approved Processes for Athens, AL facility and received certain approvals.

•	We increased our focus and investment in core growth areas such as additive manufacturing and soft magnetics.

Results of Operations — Fiscal Year 2018 Compared to Fiscal Year 2017

For fiscal year 2018, we reported net income of $188.5 million, or $3.92 per diluted share. Excluding special items, earnings per share would have been $2.50 per diluted share for fiscal year 2018. This compares with net income of $47.0 million, or $0.99 per diluted share, a year earlier.  Excluding special items, earnings per share would have been $1.08 per diluted share for fiscal year 2017. Our fiscal year 2018 results reflect strong market conditions combined with our solutions focused approach that drove increasing sales in all of our end-use markets and further implementation of the Carpenter Operating Model.

Net Sales

Net sales for fiscal year 2018 were $2,157.7 million, which was a 20 percent increase from fiscal year 2017. Excluding surcharge revenue, sales were 15 percent higher than fiscal year 2017 on 12 percent higher volume.  The results reflect stronger demand and improved product mix across certain end-use markets demonstrating our focus on high-value solutions and market share gain by deepening our existing relationships and adding new customers.

Geographically, sales outside the United States increased 22 percent from fiscal year 2017 to $728.3 million. The increase is primarily due to stronger product demand in the Aerospace and Defense, Medical and Industrial and Consumer end-use markets in Europe and Asia Pacific. In addition, the Energy end-use market had stronger demand for oil and gas materials in Asia Pacific and Canada partially offset by weaker demand in Europe for power generation materials. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $9.3 million increase in sales during the fiscal year 2018 compared to fiscal year 2017. International sales as a percentage of our total net sales represented 34 percent and 33 percent for fiscal year 2018 and fiscal year 2017, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets.  The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period.

	Fiscal Year		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$1,182.3	$973.3	$209.0	21%
Energy	146.5	138.0	8.5	6%
Transportation	157.0	143.9	13.1	9%
Medical	175.3	125.5	49.8	40%
Industrial and Consumer	364.9	298.2	66.7	22%
Distribution	131.7	118.7	13.0	11%
Total net sales	$2,157.7	$1,797.6	$360.1	20%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$957.1	$817.1	$140.0	17%
Energy	131.3	124.2	7.1	6%
Transportation	127.9	122.7	5.2	4%
Medical	149.3	115.7	33.6	29%
Industrial and Consumer	295.9	260.7	35.2	14%
Distribution	130.8	118.0	12.8	11%
Total net sales excluding surcharge revenue	$1,792.3	$1,558.4	$233.9	15%

Sales to the Aerospace and Defense market increased 21 percent from fiscal year 2017 to $1,182.3 million. Excluding surcharge revenue, sales increased 17 percent on 18 percent higher shipment volume. The results reflect the impact of stronger demand for materials used in aerospace engine and structural applications, the distribution sub-market and defense applications driven by specific programs partially offset by lower fastener sales.

Sales to the Energy market of $146.5 million reflected a 6 percent increase from fiscal year 2017. Excluding surcharge revenue, sales increased 6 percent. The results were driven by an increase in the oil and gas sub-market, particularly rental and replacement activity through our Amega West Services (“Amega West”) business offset by weaker demand for materials used in power generation applications, which has been significantly impacted by depressed industrial gas turbine industry conditions.

Transportation market sales increased 9 percent from fiscal year 2017 to $157.0 million. Excluding surcharge revenue, sales increased 4 percent on 1 percent higher shipment volume. The results reflect a strengthening mix of medium and heavy-duty truck applications, partially offset by softer demand in light duty vehicles applications.

Sales to the Medical market increased 40 percent to $175.3 million from fiscal year 2017. Excluding surcharge revenue, sales increased 29 percent on 19 percent higher shipment volume. The results reflect improved product mix for higher value solutions, market share gains with key customers and the positive impact of supply chain inventory rebuilding for titanium materials within the orthopedic and cardiology sub-markets.

Industrial and Consumer market sales increased 22 percent to $364.9 million for fiscal year 2018. Excluding surcharge revenue, sales increased 14 percent on 7 percent higher shipment volume. The results reflect the impact of stronger demand for materials used in industrial applications due in part to a moderate increase in recovery of oil and gas activity.

Gross Profit

Gross profit in fiscal year 2018 increased to $382.2 million, or 17.7 percent of net sales from $284.3 million, or 15.8 percent of net sales for fiscal year 2017. Excluding the impact of the surcharge revenue, our gross margin in fiscal year 2018 was 21.3 percent compared to 18.2 percent in fiscal year 2017. The results reflect the impact of stronger demand and improved product mix coupled with operating cost improvements compared to the same period a year ago.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin. We present and discuss these financial measures because management believes removing the impact of surcharge provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2018	2017
Net sales	$2,157.7	$1,797.6
Less: surcharge revenue	365.4	239.2
Net sales excluding surcharge revenue	$1,792.3	$1,558.4

Gross profit	$382.2	$284.3

Gross margin	17.7%	15.8%

Gross margin excluding surcharge revenue	21.3%	18.2%
Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2018 were $195.1 million, or 9.0 percent of net sales (10.9 percent of net sales excluding surcharge revenue), compared to $183.9 million, or 10.2 percent of net sales (11.8 percent of net sales excluding surcharge revenue), in fiscal year 2017. Selling, general and administrative expenses increased in fiscal year 2018 primarily due to higher variable compensation expense partially offset by lower pension expense compared to fiscal year 2017.

Operating Income

Our operating income in fiscal year 2018 increased to $187.1 million, or 8.7 percent of net sales as compared with $97.2 million, or 5.4 percent of net sales in fiscal year 2017. Excluding surcharge revenue, pension EID and special items, operating margin was 10.6 percent for the fiscal year 2018 and 8.0 percent for the same period a year ago. The increase in the operating margin reflects the stronger demand and improved product mix coupled with operating cost improvements partially offset by higher variable compensation expense compared to the same period a year ago.

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

	Fiscal Year
($ in millions)	2018	2017
Net sales	$2,157.7	$1,797.6
Less: surcharge revenue	365.4	239.2
Net sales excluding surcharge revenue	$1,792.3	$1,558.4

Operating income	$187.1	$97.2
Pension EID	2.1	23.8
Operating income excluding pension EID	189.2	121.0

Special items:
Loss on divestiture of business	—	3.2
Pension curtailment charge	—	0.5
Operating income excluding pension EID and special items	$189.2	$124.7

Operating margin	8.7%	5.4%

Operating margin excluding surcharge revenue, pension EID and special items	10.6%	8.0%

Interest Expense

Fiscal year 2018 interest expense was $28.3 million compared to $29.8 million in fiscal year 2017. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt. Interest expense for fiscal year 2018 includes net gains from interest rate swaps of $0.4 million compared with $1.8 million of net gains from interest rate swaps for the fiscal year 2017. Capitalized interest reduced interest expense by $2.8 million for fiscal year 2018 compared to $1.3 million in fiscal year 2017.

Other Income, Net

Other income, net for fiscal year 2018 was $1.4 million as compared with other expense of $2.8 million a year ago.

Income Taxes

Our effective tax rate (income tax (benefit) expense as a percent of income before taxes) for fiscal year 2018 was negative 17.7 percent as compared to positive 33.0 percent in fiscal year 2017. Excluding the discrete tax benefits recorded in connection with U.S. Tax reform of $68.3 million that are discussed below, our effective tax rate for fiscal year 2018 would have been 25.0 percent.

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act includes provisions that reduce the federal corporate income tax rate, create a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e transition tax), and change certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent was effective January 1, 2018. Due to our fiscal year end, the lower U.S. statutory federal income tax rate resulted in a blended U.S. federal statutory rate of 28.1 percent for our fiscal year ending June 30, 2018. For fiscal year 2019, the U.S. federal statutory tax rate will be 21 percent.

As of the date of enactment of the Act, we re-measured our deferred tax assets and liabilities and recorded a provisional net tax benefit of $74.6 million. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, changes to estimates the Company has made to calculate existing temporary differences, among other items, may result in further adjustments to the amounts recorded.

During fiscal year 2018 in connection with the Act, we also recorded a provisional tax charge of $5.0 million for the transition tax. The Company determined that the amounts recorded for the transition tax are provisional because various components of the computation are not yet finalized as of June 30, 2018, including the following significant items: the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of June 30, 2018, the interpretation and identification of cash positions as of June 30, 2018, and computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017. Under the Act, the transition tax will be paid over an eight-year period beginning in fiscal year 2019.

Fiscal year 2018 tax expense also includes a tax charge of $1.3 million for increases in certain state valuation allowances for deferred tax assets resulting from the impact of a state law change that will limit the Company’s ability to utilize state net operating loss carryforwards partially offset by the impact of limitations on interest expense as a result of the Act.

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

Prior to the "Act", undistributed earnings of our foreign subsidiaries, totaling $93.8 million were considered permanently reinvested. We have accrued $5.0 million for the transition tax on these earnings. We are still in the process of evaluating our assertion for indefinite reinvestment.

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

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2018	2017
Specialty Alloys Operations	258,326	227,744	30,582	13%
Performance Engineered Products	12,388	10,902	1,486	14%
Intersegment	(5,094)	(2,300)	(2,794)	(121)%
Consolidated pounds sold	265,620	236,346	29,274	12%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$1,803.8	$1,461.6	$342.2	23%
Performance Engineered Products	429.7	366.6	63.1	17%
Intersegment	(75.8)	(30.6)	(45.2)	(148)%
Total net sales	$2,157.7	$1,797.6	$360.1	20%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$1,434.1	$1,221.8	$212.3	17%
Performance Engineered Products	426.3	365.7	60.6	17%
Intersegment	(68.1)	(29.1)	(39.0)	(134)%
Total net sales excluding surcharge revenue	$1,792.3	$1,558.4	$233.9	15%

Specialty Alloys Operations Segment

Net sales in fiscal year 2018 for the SAO segment increased 23 percent to $1,803.8 million, as compared with $1,461.6 million in fiscal year 2017. Excluding surcharge revenue, net sales increased 17 percent from a year ago. The fiscal year 2018 net sales reflected 13 percent higher shipment volume as compared to fiscal year 2017. The results reflect the impact of stronger product demand driven by improving market conditions across our end-use markets compared to the prior year same period.

Operating income for the SAO segment in fiscal year 2018 was $232.4 million, or 12.9 percent of net sales (16.2 percent of net sales excluding surcharge revenue), compared to $172.3 million, or 11.8 percent of net sales (14.1 percent of net sales excluding surcharge revenue), for fiscal year 2017. The increase in operating income reflects the impact of higher product demand and stronger product mix driven by improving market conditions across our end-use markets compared to the prior year same period.
Performance Engineered Products Segment

Net sales for fiscal year 2018 for the PEP segment were $429.7 million as compared with $366.6 million for fiscal year 2017. Excluding surcharge revenue, net sales increased 17 percent from a year ago. The results reflect an increase in sales primarily in the Energy and Medical end-use markets.

Operating income for the PEP segment for fiscal year 2018 was $26.1 million, or 6.1 percent of net sales, as compared with operating income of $8.5 million, or 2.3 percent of net sales for fiscal year 2017. The results reflect the increasing demand for titanium products combined with ongoing improvements in our oil and gas businesses and cost reduction initiatives.

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

Sales to the Energy market of $138.0 million reflected a 6 percent increase from fiscal year 2016. Excluding surcharge revenue, sales increased 8 percent on 8 percent higher shipment volume. The results reflect strong demand for power generation materials during the first half of fiscal year 2017. In addition, we experienced an increase in demand during the second half of fiscal year 2017 driven by improved rental activity within the oil and gas businesses. The North American quarterly average directional and horizontal rig count, an indicator of drilling activity, increased 123 percent from fiscal year 2016.

Transportation market sales decreased 10 percent from fiscal year 2016 to $143.9 million. Excluding surcharge revenue, sales decreased 10 percent on 14 percent lower shipment volume. The results reflect the impact of weaker demand as a result of ongoing weakness in production of passenger cars and heavy duty on-road and off-road trucks.

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

Gross Profit

Gross profit in fiscal year 2017 increased to $284.3 million, or 15.8 percent of net sales from $255.9 million, or 14.1 percent of net sales for fiscal year 2016. During the year ended June 30, 2016, we recorded a $22.5 million excess inventory adjustment in our oil and gas businesses within the PEP segment due to the prolonged weakness in oil and gas businesses. Excluding the impacts of the excess inventory write-down and surcharge revenue, our gross margin in fiscal year 2017 was 18.2 percent compared to 17.7 percent in fiscal year 2016. The results reflect the impact of weaker demand across all end-use markets during the first half of fiscal year 2017 offset by improving demand conditions in the second half of fiscal year 2017 and operating cost improvements compared to fiscal year 2016.

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

Restructuring and Asset Impairment Charges

During fiscal year 2016, we incurred $18.0 million of restructuring and asset impairment charges. This included $7.6 million of non-cash impairment charges to write down property, plant and equipment and other intangible assets. The remaining $10.4 million consisted primarily of an early retirement incentive that resulted in a reduction of approximately 130 production and maintenance positions. No restructuring and asset impairment charges were incurred during the fiscal year 2017.

Activities undertaken in connection with the fiscal year 2016 restructuring plan are complete.

Goodwill Impairment Charge

The Company’s Amega West and Specialty Steel Supply (“SSS”), prior to its divestiture, reporting units within the PEP Segment were significantly impacted by the prolonged weakness in oil and gas drilling and exploration activity driven by depressed oil prices. As a result, during the fiscal year 2016 we recorded an impairment charge of $12.5 million, which represented the entire balance of the goodwill recorded for these reporting units. No goodwill impairment charges were incurred during the fiscal year ended June 30, 2017.

Operating Income

Our operating income in fiscal year 2017 increased to $97.2 million, or 5.4 percent of net sales as compared with $51.6 million, or 2.8 percent in net sales in fiscal year 2016. Excluding surcharge revenue, pension EID and special items, operating margin was 8.0 percent for the fiscal year 2017 and 8.5 percent for the same period a year ago. The decrease in the operating margin reflects the impact of weaker demand during the first half of fiscal year 2017 and higher variable compensation accruals partially offset by improving demand conditions in the second half of fiscal year 2017 and operating cost efficiencies compared to fiscal year 2016.

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
Interest Expense

Fiscal year 2017 interest expense was $29.8 million compared to $28.0 million in fiscal year 2016. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt. Interest expense for fiscal year 2017 includes net gains from interest rate swaps of $1.8 million compared with $2.6 million for fiscal year 2016.

Other Income (Expense), Net

Other income for fiscal year 2017 was $2.8 million as compared with other expense of $2.1 million for fiscal year 2016. The results reflect positive impacts in foreign exchange gains of $2.0 million and favorable market return on investments used to fund company-owned life insurance contracts and investments held in rabbi trusts of $2.2 million for fiscal year 2017 compared to fiscal year 2016.

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

Specialty Alloys Operations Segment

Net sales in fiscal year 2017 for the SAO segment decreased 1 percent to $1,461.6 million, as compared with $1,481.0 million in fiscal year 2016. Excluding surcharge revenue, net sales decreased 1 percent from a year ago. The fiscal year 2017 net sales reflected 3 percent lower shipment volume as compared to fiscal year 2016. The results reflect the impact of lower demand primarily in the Aerospace and Defense and Transportation end-use markets in the first half of fiscal year 2017 partially offset by improving demand conditions during the second half of fiscal year 2017 compared to fiscal year 2016.

Operating income for the SAO segment in fiscal year 2017 was $172.3 million, or 11.8 percent of net sales (14.1 percent of net sales excluding surcharge revenue), compared to $176.9 million, or 11.9 percent of net sales (14.3 percent of net sales excluding surcharge revenue), for fiscal year 2016. The decrease in operating income reflects lower demand in the first half of the fiscal year 2017 partially offset by improving demand conditions during the second half of fiscal year 2017 and cost improvements driven by the implementation of the Carpenter Operating Model compared to fiscal year 2016.
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

Liquidity and Financial Resources

We ended fiscal year 2018 with $56.2 million of cash and cash equivalents, a decrease of $10.1 million from fiscal year 2017. During fiscal year 2018 our cash provided from operating activities was $209.2 million as compared with $130.3 million in fiscal year 2017. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was positive $34.7 million as compared to negative $16.8 million for the same period a year ago. The improvement in cash provided from operating activities in fiscal year 2018 compared to fiscal year 2017 was driven by higher income levels partially offset by associated working capital investments. Additionally, during fiscal year 2018, we made $6.7 million of required minimum pension contributions as compared with a voluntary pension contribution of $100.0 million, which was offset by cash tax benefits realized with the contribution of approximately $39.0 million, in the same period last year. Included in the free cash flow results during the current period, we acquired a business, MB CalRAM LLC, for a cash purchase price of $13.3 million. In the same period last year, we acquired a business, Puris LLC, for a cash purchase price of $35.3 million and received $12.0 from the divestiture of the SSS business. The free cash flow results also reflect higher capital spending levels in the current period as we increased our investment in key growth initiatives during fiscal year 2018.

Capital expenditures for property, equipment and software were $135.0 million for fiscal year 2018 as compared to $98.5 million for fiscal year 2017. In fiscal year 2019, we expect capital expenditures to be approximately $190 million.

Dividends for fiscal year 2018 were $34.4 million, as compared with $34.1 million in the prior year and were paid at the same quarterly rate of $0.18 per share of common stock in both periods.

For the fiscal years ended June 30, 2018, 2017 and 2016, interest costs totaled $31.1 million, $31.1 million and $29.9 million, respectively, of which $2.8 million, $1.3 million and $1.9 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

During fiscal year 2018, we made required minimum pension contribution of $6.7 million to one our qualified pension plans, and are required to make cash contributions of $5.5 million during fiscal year 2019. Over the next five years, current estimates indicate that we will be required to make about $92.4 million of cash contributions to our pension plans, based on the laws in effect for pension funding as of June 30, 2018, and subject to market returns and interest rate assumptions.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. On March 31, 2017, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”) that extends to March 2022. As of June 30, 2018, we had $6.0 million of issued letters of credit. The balance of the Credit Agreement ($394.0 million as of June 30, 2018) remains available to us. As of June 30, 2018, we had total liquidity of $450.2 million, including $56.2 million of cash and cash equivalents. The Credit Agreement provides flexibility to fund our ongoing cash requirements as needed. From time to time during the year ended June 30, 2018 we have borrowed under our Credit Agreement and subsequently repaid any outstanding borrowings prior to June 30, 2018. The weighted average daily borrowing under the Credit Agreement during the year ended June 30, 2018 was $9.8 million with daily outstanding borrowings ranging from $0.0 million to $32.2 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Over the last several years, we declared and paid quarterly cash dividends of $0.18 per share.

As of June 30, 2018, we had cash and cash equivalents of approximately $20.0 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. The Act requires a one-time tax on previously deferred foreign earnings and generally provides for tax-free repatriations of these earnings beginning January 1, 2018. During the fiscal year ended June 30, 2018, we repatriated cash of $9.2 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of June 30, 2018). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2018, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2018:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	11.86 to 1.00
Consolidated debt to capital	55% (maximum)	27%
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

Operating Income and Operating Margin Excluding Surcharge Revenue, Pension EID and Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge revenue, pension EID and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding pension EID and special items from operating income and operating margin is helpful in analyzing our operating performance particularly as pension EID may be volatile due to changes in the financial markets and special items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company’s board of directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding pension EID and special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating income and operating margin excluding surcharge revenue, pension EID and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share data)	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2018, as reported	$160.2	$28.3	$188.5	$3.92

Special items:
Impact of U.S. tax reform and other legislative changes	—	(68.3)	(68.3)	(1.42)

Year ended June 30, 2018, as adjusted	$160.2	$(40.0)	$120.2	$2.50

* Impact per diluted share calculated using weighted average common shares outstanding of 47.6 million for the year ended June 30, 2018.

($ in millions, except per share data)	Income Before Income Taxes	Income Tax Benefit (Expense) (a)	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2017, as reported	$70.2	$(23.2)	$47.0	$0.99

Special items:
Loss on divestiture of business	3.2	(1.1)	2.1	0.04
Pension curtailment	0.5	(0.1)	0.4	0.01
Income tax item (b)	—	2.1	2.1	0.04
Total impact of special items	3.7	0.9	4.6	0.09

Year ended June 30, 2017, as adjusted	$73.9	$(22.3)	$51.6	$1.08

* Impact per diluted share calculated using weighted average common shares outstanding of 47.1 million for the year ended June 30, 2017.

(a) The income tax effect of the special items during fiscal year 2017 was determined using a normalized effective income tax rate at the time of 35 percent.

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2018	2017	2016
Net cash provided from operating activities	$209.2	$130.3	$257.4
Purchases of property, equipment and software	(135.0)	(98.5)	(95.2)
Purchase of business	(13.3)	(35.3)	—
Proceeds from divestiture of business	—	12.0	—
Dividends paid	(34.4)	(34.1)	(34.8)
Proceeds from disposals of property and equipment and assets held for sale	1.9	2.5	1.4
Proceeds from note receivable from the sale of equity method investment	6.3	6.3	—
Proceeds from sale of equity method investment	—	—	6.3
Other	—	—	4.0
Free cash flow	$34.7	$(16.8)	$139.1

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

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the LIFO method. We also use the FIFO and average cost methods. As of June 30, 2018 and 2017, $138.6 million and $107.3 million of inventory, respectively, was accounted for using a method other than the LIFO method.

Costs include direct materials, direct labor, applicable manufacturing overhead and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales recognized under LIFO is generally lower than cash costs incurred to acquire the inventory sold.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets.  The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan’s investment policies, an analysis of the historical returns of the capital markets and current interest rates.  Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets.  Return seeking assets include domestic and international equities and diversified loan funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy.  The plan discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows.  The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts.  Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities.  If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by $2.6 million.  If the discount rate was changed by 0.25 percent, the net pension expense would change by $0.8 million.

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

Goodwill

Goodwill is not amortized but instead is at least annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired.  Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value.  The fair value is estimated using discounted cash flows and the use of market multiples valuation techniques. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.  The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts are developed based on assumptions about each reporting unit’s markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance. The discount rates used in the discounted cash flow are estimated based on a market participant’s perspective of each reporting unit's weighted average cost of capital.  The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption. The income tax rates used in the discounted cash flow analysis represent estimates of the long-term statutory income tax rates for each reporting unit based on the jurisdictions in which the reporting units operate.

As of June 30, 2018, we had five remaining reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 73 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes four reporting units with goodwill recorded.

As of June 30, 2018, the fair value of the SAO reporting unit exceeded the carrying value by approximately 41 percent.  The goodwill recorded related to the SAO reporting unit as of June 30, 2018 was $195.5 million. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO’s fair value, we used a weighted average cost capital of 9.5 percent and a terminal growth rate assumption of 3 percent.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment.  Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed.  Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated.  Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs.  For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2018 and 2017.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 20 to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.
Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2018, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year
($ in millions)	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt (1)	$550.0	$—	$—	$—	$250.0	$300.0	$—
Estimated interest payments (2)	102.0	26.4	26.4	26.4	13.9	8.9	—
Operating leases	28.5	9.1	7.0	3.9	2.9	2.7	2.9
Qualified pension plan contributions (3)	169.9	5.5	6.2	5.7	27.8	47.2	77.5
Accrued post-retirement benefits (4)	151.5	15.4	15.4	15.4	15.4	15.3	74.6
Purchase obligations (5)	172.2	170.7	1.5	—	—	—	—
Non-qualified pension benefits (6)	33.4	3.3	3.4	3.5	3.5	3.4	16.3
Total	$1,207.5	$230.4	$59.9	$54.9	$313.5	$377.5	$171.3

(1)        Refer to Note 9 to our Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

(2)       Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates. No interest payments are included for any potential borrowings under our revolving credit facility.

(3)       Qualified pension plan contributions represent required minimum contributions for plan years beginning January 1, 2017 and thereafter. The amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States effective June 30, 2018. Estimated fiscal year contributions have been included through fiscal year 2028. The actual required pension contributions in future periods may be different.

(4)       Postretirement benefits for certain plans may be paid from corporate assets or certain designated plan assets maintained in a Voluntary Employee Benefit Association (“VEBA”) Trust. During fiscal years 2018 and 2017, benefit payments were funded using assets in the VEBA Trust. Prior to fiscal year 2017, benefit payments for these plans were funded by corporate assets. Estimated fiscal year postretirement benefit payments have been included through fiscal year 2028.

(5)       We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions.  We used June 30, 2018 raw material prices for commitments with variable pricing.

(6)        Pension benefits for certain non-qualified plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

Market Sensitive Instruments and Risk Management

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material.  We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites.  Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined.  Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2018 and 2017 were $16.1 million and $16.1 million, respectively.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied.  The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; and (15) fluctuations in oil and gas prices and production. Any of these factors could have an adverse and/or fluctuating effect on Carpenter’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter undertakes no obligation to update or revise any forward-looking statements.

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

The status of our financial instruments as of June 30, 2018 is provided in Note 16 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”.  Assuming on June 30, 2018, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management concluded that, as of June 30, 2018, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Damon J. Audia
Damon J. Audia
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries as of June 30, 2018 and June 30 2017, and the related consolidated statements of income, consolidated statements of comprehensive (loss) income, consolidated statements of cash flows, and consolidated statements of changes in equity for each of the three years in the period ended June 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and June 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
August 14, 2018

We have served as the Company’s auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2018, 2017 and 2016

($ in millions, except per share data)	2018	2017	2016
Net sales	$2,157.7	$1,797.6	$1,813.4
Cost of sales	1,775.5	1,513.3	1,535.0
Cost of sales - excess inventory write-down	—	—	22.5
Gross profit	382.2	284.3	255.9

Selling, general and administrative expenses	195.1	183.9	173.8
Loss on divestiture of business	—	3.2	—
Restructuring and asset impairment charges	—	—	18.0
Goodwill impairment	—	—	12.5
Operating income	187.1	97.2	51.6

Interest expense	(28.3)	(29.8)	(28.0)
Other income (expense), net	1.4	2.8	(2.1)

Income before income taxes	160.2	70.2	21.5
Income tax (benefit) expense	(28.3)	23.2	10.2

Net income	$188.5	$47.0	$11.3

EARNINGS PER COMMON SHARE:
Basic	$3.96	$0.99	$0.23
Diluted	$3.92	$0.99	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.2	47.0	48.1
Diluted	47.6	47.1	48.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years ended June 30, 2018, 2017 and 2016

($ in millions)	2018	2017	2016
Net income	$188.5	$47.0	$11.3
Other comprehensive income (loss), net of tax
Pension and postretirement benefits gain (loss), net of tax of $(26.3), $(27.3) and $52.8, respectively	78.6	45.3	(87.5)
Net gain on derivative instruments, net of tax of $(13.7), $(11.8) and $(4.0), respectively	26.1	19.5	6.7
Foreign currency translation	(1.4)	2.0	(0.9)
Other comprehensive income (loss), net of tax	103.3	66.8	(81.7)
Comprehensive income (loss), net of tax	$291.8	$113.8	$(70.4)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2018, 2017 and 2016

($ in millions)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$188.5	$47.0	$11.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	116.6	117.8	119.3
Goodwill impairment charge	—	—	12.5
Non-cash excess inventory write-down	—	—	22.5
Non-cash restructuring and asset impairment charges	—	—	7.6
Deferred income taxes	(61.1)	41.6	0.8
Net pension expense	14.2	48.4	53.8
Payments from qualified pension plan associated with restructuring charges	—	—	9.4
Share-based compensation expense	17.6	13.0	8.7
Net loss on disposal of property and equipment and assets held for sale	2.5	2.5	0.6
Loss on divestiture of business	—	3.2	—
Changes in working capital and other:
Accounts receivable	(86.8)	(34.6)	48.2
Inventories	0.4	(74.6)	1.6
Other current assets	(9.6)	2.8	(2.1)
Accounts payable	10.7	42.5	(7.6)
Accrued liabilities	28.7	26.6	(13.5)
Pension plan contributions	(6.7)	(100.0)	—
Other postretirement plan contributions	(3.4)	(3.2)	(13.0)
Other, net	(2.4)	(2.7)	(2.7)
Net cash provided from operating activities	209.2	130.3	257.4
INVESTING ACTIVITIES
Purchases of property, equipment and software	(135.0)	(98.5)	(95.2)
Proceeds from disposals of property and equipment and assets held for sale	1.9	2.5	1.4
Acquisition of business	(13.3)	(35.3)	—
Proceeds from sales and maturities of marketable securities	0.7	0.9	0.9
Proceeds from divestiture of business	—	12.0	—
Proceeds from note receivable from the sale of equity method investment	6.3	6.3	—
Proceeds received from sale of equity method investment	—	—	6.3
Other	—	—	4.0
Net cash used for investing activities	(139.4)	(112.1)	(82.6)
FINANCING ACTIVITIES
Credit agreement borrowings	—	122.1	77.0
Credit agreement repayments	—	(122.1)	(77.0)
Dividends paid	(34.4)	(34.1)	(34.8)
Payments of debt issue costs	—	(1.4)	—
Purchases of treasury stock	—	—	(123.9)
Payments on seller financed debt related to purchase of software	—	—	(4.9)
Payments on long-term debt	(55.0)	—	—
Tax benefits on share-based compensation	—	0.5	—
Proceeds from stock options exercised	12.9	2.2	0.5
Withholding tax payments on share-based compensation awards	(2.4)	(1.0)	(0.5)
Net cash used for financing activities	(78.9)	(33.8)	(163.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.1)	0.8
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10.1)	(15.7)	12.0
Cash and cash equivalents at beginning of year	66.3	82.0	70.0
Cash and cash equivalents at end of year	$56.2	$66.3	$82.0
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and 2017

($ in millions, except share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$56.2	$66.3
Accounts receivable, net of allowance for doubtful accounts of $2.6 million and $2.6 million at June 30, 2018 and 2017, respectively	378.5	290.4
Inventories	689.2	690.4
Other current assets	54.9	46.5
Total current assets	1,178.8	1,093.6
Property, plant and equipment, net	1,313.4	1,316.8
Goodwill	268.7	263.4
Other intangibles, net	63.3	64.9
Deferred income taxes	4.3	7.6
Other assets	178.5	131.8
Total assets	$3,007.0	$2,878.1
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$55.0
Accounts payable	214.7	201.1
Accrued liabilities	148.6	139.9
Total current liabilities	363.3	396.0
Long-term debt, net of current portion	545.7	550.0
Accrued pension liabilities	288.8	378.3
Accrued postretirement benefits	108.2	122.6
Deferred income taxes	161.6	184.8
Other liabilities	53.5	47.8
Total liabilities	1,521.1	1,679.5

Contingencies and commitments (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,712,229 shares at June 30, 2018 and 55,349,658 shares at June 30, 2017; outstanding 47,191,744 shares at June 30, 2018 and 46,753,180 shares at June 30, 2017	278.6	276.7
Capital in excess of par value	310.0	284.8
Reinvested earnings	1,475.9	1,321.8
Common stock in treasury (8,520,485 shares and 8,596,478 shares at June 30, 2018 and 2017, respectively), at cost	(338.8)	(341.6)
Accumulated other comprehensive loss	(239.8)	(343.1)
Total equity	1,485.9	1,198.6
Total liabilities and equity	$3,007.0	$2,878.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2018, 2017 and 2016

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity

Balances at June 30, 2015	$276.2	$266.6	$1,332.4	$(221.1)	$(328.2)	$1,325.9
Net income			11.3			11.3
Pension and postretirement benefits loss, net of tax					(87.5)	(87.5)
Net gain on derivative instruments, net of tax					6.7	6.7
Foreign currency translation					(0.9)	(0.9)
Cash Dividends:
Common @ $0.72 per share			(34.8)			(34.8)
Purchases of treasury stock				(123.9)		(123.9)
Share-based compensation plans		7.7		1.1		8.8
Stock options exercised	0.1	0.4				0.5
Tax shortfall on share-based compensation		(1.2)				(1.2)
Balances at June 30, 2016	276.3	273.5	1,308.9	(343.9)	(409.9)	1,104.9
Net income			47.0			47.0
Pension and postretirement benefits gain, net of tax					45.3	45.3
Net gain on derivative instruments, net of tax					19.5	19.5
Foreign currency translation					2.0	2.0
Cash Dividends:
Common @ $0.72 per share			(34.1)			(34.1)
Share-based compensation plans		10.4		2.3		12.7
Stock options exercised	0.4	1.8				2.2
Tax shortfall on share-based compensation		(0.9)				(0.9)
Balances at June 30, 2017	276.7	284.8	1,321.8	(341.6)	(343.1)	1,198.6
Net income			188.5			188.5
Pension and postretirement benefits gain, net of tax					78.6	78.6
Net gain on derivative instruments, net of tax					26.1	26.1
Foreign currency translation					(1.4)	(1.4)
Cash Dividends:
Common @ $0.72 per share			(34.4)			(34.4)
Share-based compensation plans		14.2		2.8		17.0
Stock options exercised	1.9	11.0				12.9
Balances at June 30, 2018	$278.6	$310.0	$1,475.9	$(338.8)	$(239.8)	$1,485.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2018, 2017 and 2016

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2015	55,234,942	(4,916,698)	50,318,244
Purchases of treasury stock	—	(3,762,200)	(3,762,200)
Stock options exercised	19,627	—	19,627
Share-based compensation plans	—	24,454	24,454
Balances at June 30, 2016	55,254,569	(8,654,444)	46,600,125
Stock options exercised	95,089	—	95,089
Share-based compensation plans	—	57,966	57,966
Balances at June 30, 2017	55,349,658	(8,596,478)	46,753,180
Stock options exercised	362,571	—	362,571
Share-based compensation plans	—	75,993	75,993
Balances at June 30, 2018	55,712,229	(8,520,485)	47,191,744

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.  Investments in companies in which the Company exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for by the equity method of accounting and the Company’s share of their income or loss is included in other income(expense), net in the consolidated statements of income. During fiscal year 2016, the Company sold its only equity method investment in exchange for $6.3 million in cash and $12.6 million in a note receivable. During fiscal years 2018 and 2017 the Company received $6.3 million and $6.3 million, respectively, related to the note receivable. As of June 30, 2018, the note receivable was fully paid.

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $26.5 million, $23.8 million and $29.8 million for the years ended June 30, 2018, 2017 and 2016, respectively, is recognized when persuasive evidence of arrangement exists, title and risk of loss has transferred to the customer, collectability is reasonably assured and pricing is fixed and determinable. These criteria are generally met upon shipment or delivery of the product based on the applicable shipping terms. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of income.

Research and Development

Research and development expenditures, which amounted to $19.3 million, $16.9 million and $16.3 million in fiscal years 2018, 2017 and 2016, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of income.  The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses.  Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

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

Inventories

Inventories are valued at the lower of cost or market.  Cost for inventories is principally determined by the LIFO method.  The Company also uses the FIFO and average cost methods. As of June 30, 2018 and 2017, $138.6 million and $107.3 million of inventory, respectively, was accounted for using a method other than the LIFO method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment and Depreciation

Fixed assets are stated at historical cost less accumulated depreciation.  Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets.  Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are generally included in cost of goods sold in the consolidated statements of income.

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheets, and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives ranging from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $5.1 million, $5.2 million and $5.5 million for the years ended June 30, 2018, 2017 and 2016, respectively. The carrying value of computer software net of accumulated amortization at June 30, 2018 and 2017 was $101.8 million and $71.0 million, respectively.

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired.  Such events or circumstances include a decline in general economic conditions, adverse changes in the industry and markets, poor financial performance effecting earnings and cash flows and a trend of negative or declining cash flows over multiple periods. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill.  The fair value is estimated using discounted cash flows and the use of market multiples valuation techniques. These valuation techniques require the use of estimates and assumptions related to projected operating results, capital expenditures and working capital levels as well as the cost of capital. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment.  Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed.  Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated.  Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs.  For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2018 and 2017.  The liabilities, net of present value discount, for this former operating site were $11.0 million and $11.0 million, as of June 30, 2018 and 2017, respectively.

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

At least quarterly, the Company determines hedge effectiveness utilizing regression analysis for measuring the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portion of hedges is immediately recorded in the consolidated statements of income. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative instrument are recorded in the consolidated statements of income.

Foreign Currency Translation

Assets and liabilities of most international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year.  The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive income (loss) until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other income (expense), net in the consolidated statements of income.

Income Taxes

Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of the Company’s assets and liabilities.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2018, 2017 and 2016, one customer, Arconic, Inc., accounted for approximately 12 percent, 11 percent and 13 percent, respectively, of total net sales. No single customer accounted for 10 percent or more of accounts receivable outstanding at June 30, 2018 and 2017.

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

Reclassifications

Certain amounts in the consolidated financial statement for prior years have been reclassified to conform to the fiscal year 2018 presentation.

2.                                      Acquisitions and Divestiture

On February 21, 2018, the Company acquired all of the outstanding membership interests of MB CalRAM LLC (“CalRAM”), for a cash purchase price of $13.3 million. The acquisition provides the Company with immediate entry into the rapidly expanding part production segment of the additive manufacturing value chain. The purchase price allocation was completed in the fourth quarter of fiscal year 2018 and resulted in the purchase price being allocated to $0.2 million of working capital, $2.6 million of property and equipment, $5.2 million of identifiable intangible assets and $5.3 million of goodwill.

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

3.	Restructuring Charges and Asset Impairment Charges

There were no restructuring or asset impairment charges during fiscal years 2018 and 2017. Restructuring and asset impairment charges for the year ended June 30, 2016 were $18.0 million.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.                                      Earnings per Common Share

The calculations of basic and diluted earnings per common share for the years ended June 30, 2018, 2017 and 2016 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2018	2017	2016
Net income	$188.5	$47.0	$11.3
Less: earnings and dividends allocated to participating securities	(1.7)	(0.3)	(0.1)

Earnings available for common shareholders used in calculation of basic earnings per share	$186.8	$46.7	$11.2

Weighted average number of common shares outstanding, basic	47.2	47.0	48.1

Basic earnings per common share	$3.96	$0.99	$0.23

Net income	$188.5	$47.0	$11.3
Less: earnings and dividends allocated to participating securities	(1.7)	(0.3)	(0.1)

Earnings available for common shareholders used in calculation of diluted earnings per share	$186.8	$46.7	$11.2

Weighted average number of common shares outstanding, basic	47.2	47.0	48.1
Effect of shares issuable under share-based compensation plans	0.4	0.1	0.1

Weighted average number of common shares outstanding, diluted	47.6	47.1	48.2

Diluted earnings per common share	$3.92	$0.99	$0.23

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2018	2017	2016
Stock options	0.7	1.9	1.5
5.                                      Inventories

Inventories consisted of the following components at June 30, 2018 and 2017:

	June 30,
($ in millions)	2018	2017
Raw materials and supplies	$157.5	$152.8
Work in process	372.5	365.6
Finished and purchased products	159.2	172.0
Total inventory	$689.2	$690.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $210.3 million and $106.1 million higher as of June 30, 2018 and 2017, respectively.  Current cost of LIFO-valued inventories was $760.8 million at June 30, 2018 and $689.2 million at June 30, 2017.  The reductions in LIFO-valued inventories decreased cost of sales by $0.6 million during fiscal year 2018 and $0.0 million during fiscal year 2017 and $0.0 million during fiscal year 2016.

During fiscal year 2016, the Company recorded a $22.5 million charge for excess inventory adjustments in certain reporting units in the PEP segment due to the prolonged weakness in oil and gas businesses.
6.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following components at June 30, 2018 and 2017:

	June 30,
($ in millions)	2018	2017
Land	$34.8	$34.1
Buildings and building equipment	500.0	495.7
Machinery and equipment	2,129.0	2,082.4
Construction in progress	83.6	56.3
Total at cost	2,747.4	2,668.5
Less: accumulated depreciation and amortization	1,434.0	1,351.7
Total property, plant, and equipment	$1,313.4	$1,316.8

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

As a result of the prolonged weakness in oil and gas drilling and exploration activities and the impact this weakness had on certain reporting units in the PEP segment, the Company recorded an impairment charge related to property, plant and equipment of $6.5 million during fiscal year 2016.

Depreciation for the years ended June 30, 2018, 2017 and 2016 was $104.7 million, $105.8 million and $106.5 million, respectively.
7.                                      Goodwill and Other Intangible Assets, Net

Goodwill

The Company conducts goodwill impairment testing at least annually as of June 30, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable.

The Company has determined there was no goodwill impairment for the years ended June 30, 2018 and 2017. As a result of prolonged weakness in oil and gas drilling and exploration activity, the Company determined that the goodwill associated with 2 reporting units was impaired and recorded an impairment charge of $12.5 million during the year ended June 30, 2016 which represented the entire balance of the goodwill recorded for these reporting units.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by reportable segment for fiscal years 2018 and 2017 were as follows:

($ in millions)	June 30, 2016	Acquisition	June 30, 2017	Acquisition	June 30, 2018
Goodwill	$292.0	$18.6	$310.6	$5.3	$315.9
Accumulated impairment losses	(47.2)	—	(47.2)	—	(47.2)
Total goodwill	$244.8	$18.6	$263.4	$5.3	$268.7

Specialty Alloys Operations	$195.5	$—	$195.5	$—	$195.5
Performance Engineered Products	49.3	18.6	67.9	5.3	73.2
Total goodwill	$244.8	$18.6	$263.4	$5.3	$268.7

Other Intangible Assets, Net

		June 30, 2018			June 30, 2017
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	15 - 30	$33.5	$(23.2)	$10.3	$33.5	$(21.9)	$11.6
Customer relationships	10 - 15	76.9	(30.8)	46.1	73.3	(25.8)	47.5
Non-compete agreements	5	0.2	(0.1)	0.1	0.2	—	0.2
Technology	15	7.3	(0.5)	6.8	5.7	(0.1)	5.6
Total		$117.9	$(54.6)	$63.3	$112.7	$(47.8)	$64.9

As a result of the prolonged weakness in oil and gas drilling and exploration activities and the impact this weakness had on certain reporting units in the PEP segment, the Company recorded an impairment charge of $1.1 million related to definite lived intangible assets during fiscal year 2016.

The Company recorded $6.8 million of amortization expense related to intangible assets during fiscal year 2018, $6.8 million during fiscal year 2017 and $7.3 million during fiscal year 2016. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $6.9 million in fiscal years 2019, 2020, 2021, 2022 and 2023.
8.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2018 and 2017:

	June 30,
($ in millions)	2018	2017
Accrued compensation and benefits	$83.3	$59.1
Accrued postretirement benefits	15.4	15.5
Accrued interest expense	10.4	11.2
Deferred revenue	10.4	9.8
Accrued pension liabilities	3.3	3.3
Accrued income taxes	1.4	5.1
Derivative financial instruments	—	13.1
Other	24.4	22.8
Total accrued liabilities	$148.6	$139.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Debt

On March 31, 2017, the Company entered into a $400.0 million syndicated credit facility (“Credit Agreement”) that extends to March 2022. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.50% as of June 30, 2018), and for Base Rate-determined loans, from 0.00% to 0.75% (0.50% as of June 30, 2018). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.275% as of June 30, 2018), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.50% as of June 30, 2018), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2018, the Company had $6.0 million of issued letters of credit under the Credit Agreement, with the balance of $394.0 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2018, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of June 30, 2018 and 2017 consisted of the following:

	June 30,
($ in millions)	2018	2017
Medium-term notes, Series B at 6.97% to 7.10% due from April 2018 to May 2018 (face value of $0.0 and $55.0 million at June 30, 2018 and 2017, respectively)	$—	$55.0
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at June 30, 2018 and 2017)	246.6	251.2
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at June 30, 2018 and 2017)	299.1	298.8
Total	545.7	605.0
Less: amounts due within one year	—	(55.0)
Long-term debt, net of current portion	$545.7	$550.0

Aggregate maturities of long-term debt for the five years subsequent to June 30, 2018, are $0.0 million in fiscal years 2019, 2020, 2021, $250.0 million in 2022, and $300.0 million in 2023.

For the years ended June 30, 2018, 2017 and 2016, interest costs totaled $31.1 million, $31.1 million and $29.9 million, respectively, of which $2.8 million, $1.3 million and $1.9 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company made a minimum required contribution of $6.7 million and a voluntary contribution of $100.0 million during fiscal years 2018 and 2017, respectively, to its qualified defined benefit pension plans.

The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association (“VEBA”) Trust. During fiscal years 2018 and 2017, the Company funded benefit payments using assets in the VEBA Trust. In fiscal year 2016, benefit payments for these plans were funded by the Company assets.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,369.1	$1,404.4	$255.1	$246.0
Service cost	9.5	20.5	2.6	3.6
Interest cost	52.1	50.3	9.5	9.2
Benefits paid	(89.8)	(92.0)	(13.0)	(12.7)
Actuarial (gains) loss	(76.6)	39.3	(12.7)	(1.7)
Special termination benefits	0.2	0.6	—	—
Curtailment gain	—	(72.6)	—	—
Plan amendments	—	18.6	—	10.7
Projected benefit obligation at end of year	1,264.5	1,369.1	241.5	255.1
Change in plan assets:
Fair value of plan assets at beginning of year	987.6	885.1	117.0	115.6
Actual return	64.7	91.1	10.6	10.9
Benefits paid	(89.8)	(92.0)	(13.0)	(12.7)
Contributions	10.0	103.4	3.3	3.2
Fair value of plan assets at end of year	972.5	987.6	117.9	117.0
Funded status of the plans	$(292.0)	$(381.5)	$(123.6)	$(138.1)

Amounts recognized in the consolidated balance sheets:
Other assets - noncurrent	$0.1	$0.1	$—	$—
Accrued liabilities - current	(3.3)	(3.3)	(15.4)	(15.5)
Accrued pension liabilities - noncurrent	(288.8)	(378.3)	—	—
Accrued postretirement benefits - noncurrent	—	—	(108.2)	(122.6)
	$(292.0)	$(381.5)	$(123.6)	$(138.1)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$362.1	$451.3	$32.9	$52.2
Prior service cost (credit)	16.2	18.3	(23.1)	(28.2)
Total	$378.3	$469.6	$9.8	$24.0
Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of:
Net actuarial gain	$(75.0)	$(59.1)	$(16.3)	$(5.7)
Amortization of net loss	(13.5)	(37.8)	(2.9)	(3.2)
Prior service cost	—	18.6	—	10.7
Amortization of prior service (cost) benefit	(2.1)	(1.8)	5.2	6.5
Total, before tax effect	$(90.6)	$(80.1)	$(14.0)	$8.3
Additional information:
Accumulated benefit obligation for all pension plans	$1,257.8	$1,362.8	N/A	N/A

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2018 and 2017:

	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Projected benefit obligation	$1,264.4	$1,369.0	$241.5	$255.1
Fair value of plan assets	$972.4	$987.4	$117.9	$117.0

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2018 and 2017:

	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Accumulated benefit obligation	$1,257.7	$1,362.7	$241.5	$255.1
Fair value of plan assets	$972.4	$987.4	$117.9	$117.0

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2018, 2017 and 2016 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2018	2017	2016	2018	2017	2016
Service cost	$9.5	$20.5	$31.2	$2.6	$3.6	$3.3
Interest cost	52.1	50.3	58.0	9.5	9.2	10.4
Expected return on plan assets	(65.9)	(65.1)	(66.1)	(6.9)	(6.9)	(7.0)
Amortization of net loss	13.5	37.8	27.4	2.9	3.2	2.7
Amortization of prior service cost (benefit)	2.1	1.8	0.4	(5.2)	(6.5)	(6.5)
Curtailment loss	—	0.5	—	—	—	—
Net periodic benefit costs	$11.3	$45.8	$50.9	$2.9	$2.6	$2.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017
Discount rate	4.32%	3.92%	4.32%	3.89%
Rate of compensation increase	3.44%	3.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
	Pension Plans			Other Postretirement Plans
	2018	2017	2016	2018	2017	2016
Discount rate	3.92%	3.91%	4.50%	3.89%	3.86%	4.50%
Expected long-term rate of return on plan assets	6.87%	6.88%	6.92%	6.25%	6.25%	6.25%
Long-term rate of compensation increase	3.44%	3.50%	3.49%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2018	2017
Assumed health care cost trend rate	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.1 million and increase the postretirement benefit obligation by $2.6 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.1 million and decrease the postretirement benefit obligation by $2.3 million.

Amounts in other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2019 are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (benefit)	$2.1	$(5.2)	$(3.1)
Amortization of net actuarial loss	10.4	1.7	12.1
Amortization of accumulated other comprehensive loss (gain)	$12.5	$(3.5)	$9.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s U.S. pension plans’ weighted-average asset allocations at June 30, 2018 and 2017, by asset category are as follows:

	2018	2017
Equity securities	55.7%	55.0%
Fixed income securities	44.3	45.0
Total	100.0%	100.0%

The Company’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Retirement Plan Committee.

Based on the current funding level, the allocation policy for the Company’s largest pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets.  Return seeking assets include domestic and international equities and diversified loan funds.  Liability matching assets include long duration bond funds.  As the funding level of the plans improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy.  The assets related to the Company’s other postretirement benefit plans were invested in approximately 87 percent U.S. equities and 13 percent fixed income securities as of June 30, 2018.  Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company’s pension plan assets as of June 30, 2018 and 2017, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2018
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$2.5	$14.6	$—	$17.1
Domestic and international equities	156.4	—	—	156.4
Commingled funds	—	—	365.3	365.3
Limited partnerships	—	—	43.3	43.3
Government agency bonds	3.5	151.6	—	155.1
Corporate bonds	—	226.3	—	226.3
Mutual funds	—	—	1.8	1.8
Mortgage/asset backed securities and other	—	7.2	—	7.2
	$162.4	$399.7	$410.4	$972.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the Company’s other postretirement benefit plans as of June 30, 2018 and 2017, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2018
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$80.3	$80.3
Short-term investments	—	23.0	—	23.0
Government agency bonds	—	8.7	—	8.7
Corporate bonds and other	—	5.4	—	5.4
Mortgage backed securities	—	0.5	—	0.5
	$—	$37.6	$80.3	$117.9

	June 30, 2017
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$73.0	$73.0
Short-term investments	—	22.4	—	22.4
Government agency bonds	—	12.2	—	12.2
Corporate bonds and other	—	8.2	—	8.2
Mortgage backed securities	—	1.2	—	1.2
	$—	$44.0	$73.0	$117.0

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows — Employer Contributions

The Company made contributions to the qualified U.S. pension plans of $6.7 million, $100.0 million and $0.0 million during fiscal years 2018, 2017 and 2016, respectively. The Company currently expects to make $5.5 million in required cash pension contributions to the qualified defined benefit pension plans during fiscal year 2019.  During the years ended June 30, 2018, 2017 and 2016, the Company made contributions of $3.3 million, $3.5 million and $3.2 million to other non-qualified pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.  Pension benefits are currently paid from plan assets and other benefits are currently paid from corporate assets.

($ in millions)	Pension Benefits	Other Benefits
2019	$83.8	$15.4
2020	$84.6	$15.4
2021	$85.3	$15.4
2022	$85.9	$15.4
2023	$86.3	$15.3
2024-2028	$423.7	$74.6

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees.  Company contributions to the plans were $22.6 million in fiscal year 2018, $16.7 million in fiscal year 2017 and $11.8 million in fiscal year 2016.

11.    Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health.  Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material.  The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites.  Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined.  Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.  The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. For fiscal year 2018, the Company had no change to the liability for a company-owned former operating site. During fiscal year 2017, the Company decreased the liability for a company-owned former operating site by $0.1 million. During fiscal year 2016, the Company increased the liability for a company-owned former operating site by $0.3 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2018 and 2017 were $16.1 million and $16.1 million, respectively.

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business.  The commitments include both fixed and variable price provisions.  Raw material prices as of June 30, 2018 were used for commitments with variable pricing.  The purchase commitments covered by these agreements aggregate to $172.2 million as of June 30, 2018. Of this amount $170.7 million relates to fiscal year 2019 and $1.5 million to fiscal year 2020.

12.    Share Repurchase Program

In October 2014, the Company’s Board of Directors authorized a share repurchase program. The program authorized the purchase of up to $500.0 million of the Company’s outstanding common stock and expired in October 2016. The shares were repurchased from time to time at the Company’s discretion based on capital needs of the business, general market conditions and market price of the stock. During the years ended June 30, 2018 and 2017, the Company did not purchase shares of its common stock on the open market.
13.                               Operating Leases

The Company leases certain facilities and equipment under operating leases.  Total rent expense was $13.4 million, $13.2 million and $11.3 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Future minimum payments for non-cancellable operating leases in effect at June 30, 2018 are: $9.1 million in fiscal year 2019, $7.0 million in fiscal year 2020, $3.9 million in fiscal year 2021, $2.9 million in fiscal year 2022, $2.7 million in fiscal year 2023 and $2.9 million thereafter.
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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2018	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Marketable securities		+C5
Municipal auction rate securities	$2.9	$2.9
Derivative financial instruments	35.2	35.2
Total assets	$38.1	$38.1
Liabilities:
Derivative financial instruments	$3.4	$3.4

June 30, 2017	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$3.4	$3.4
Derivative financial instruments	14.5	14.5
Total assets	$17.9	$17.9
Liabilities:
Derivative financial instruments	$19.1	$19.1

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2018		June 30, 2017
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$545.7	$558.3	$605.0	$622.5
Company-owned life insurance	$16.4	$16.4	$15.9	$15.9

The fair values of long-term debt as of June 30, 2018 and June 30, 2017 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $17.6 million, $13.0 million and $8.7 million for the years ended June 30, 2018, 2017 and 2016, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant.  The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards.  As of June 30, 2018, 2,567,536 shares were available for awards which may be granted under this plan.

Director’s Plan

The Director’s Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2018, 572,104 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2018, 2017 and 2016 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2018	2017	2016
Expected volatility	35%	37%	33%
Dividend yield	1.8%	1.8%	2.0%
Risk-free interest rate	1.8%	1.1%	1.5%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2015	1,507,878	$44.61
Granted	277,769	$36.31
Exercised	(19,627)	$25.12
Forfeited	(64,518)	$47.98
Outstanding at June 30, 2016	1,701,502	$43.35
Granted	907,141	$38.98
Exercised	(95,289)	$23.21
Forfeited	(80,926)	$44.35
Expired	(40,000)	$55.12
Outstanding at June 30, 2017	2,392,428	$42.27
Granted	252,545	$41.27
Exercised	(362,571)	$35.70
Forfeited	(25,915)	$45.27
Expired	(33,226)	$63.12
Outstanding at June 30, 2018	2,223,261	$42.88	6.9 years	$22.3

Exercisable at June 30, 2018	1,135,224	$46.26	5.6 years	$8.0

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
$14.17 - $20.00	25,407	1.1	$17.30	25,407	$17.30
$20.01 - $30.00	8,267	0.3	$22.39	8,267	$22.39
$30.01 - $40.00	1,043,789	7.7	$38.42	202,240	$36.88
$40.01 - $50.00	548,986	7.4	$41.91	302,498	$42.41
$50.01 - $63.54	596,812	5.5	$52.95	596,812	$52.95
	2,223,261		$42.88	1,135,224	$46.26

The weighted average grant date fair value of options awarded during fiscal years 2018, 2017 and 2016 was $11.65, $10.81 and $9.27, respectively. Share-based compensation charged against income related to stock options for the years ended June 30, 2018, 2017 and 2016 was $5.0 million, $4.7 million and $3.1 million, respectively. As of June 30, 2018, $4.1 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 1.2 years.

Of the options outstanding at June 30, 2018, 2,031,795 relate to the Omnibus Plan and 191,466 relate to the Directors’ Plan.

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

Amounts charged to compensation expense for restricted stock unit awards were $8.8 million, $5.0 million and $2.4 million for the years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018, $11.0 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.3 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Balance at June 30, 2015	127,409	$45.09
Time-based granted	130,742	$35.96
Performance-based granted	49,529	$31.11
Vested	(36,057)	$48.85
Forfeited	(83,154)	$42.14
Restricted Balance at June 30, 2016	188,469	$35.69
Time-based granted	231,195	$38.82
Performance-based granted	55,478	$36.18
Vested	(44,873)	$34.24
Forfeited	(37,792)	$38.80
Restricted Balance at June 30, 2017	392,477	$37.47
Time-based granted	138,718	$41.49
Performance-based granted	124,432	$50.99
Vested	(62,215)	$35.35
Forfeited	(21,384)	$39.48
Restricted Balance at June 30, 2018	572,028	$41.54

Total Stockholder Return Awards

The Company granted Total Stockholder Return (“TSR”) awards in fiscal years 2018, 2017 and 2016. The TSR awards are granted at a target number of shares.  The TSR awards are earned based on the Company’s total stockholder return compared to the total stockholder returns of the Russell RSCC Materials & Processing Growth Index at the end of a three-year period. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost related to TSR awards recognized in fiscal years 2018, 2017 and 2016 was $2.8 million, $2.0 million and $2.0 million, respectively.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	287,436	$35.48
Granted	40,323	$32.54
Dividend equivalents	7,184	$—
Outstanding at June 30, 2016	334,943	$38.64
Granted	27,285	$39.69
Distributed	(30,022)	$34.19
Dividend equivalents	6,347	$—
Outstanding at June 30, 2017	338,553	$42.47
Granted	21,813	$49.14
Distributed	(35,489)	$35.22
Dividend equivalents	4,869	$—
Outstanding at June 30, 2018	329,746	$33.05

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year and amounted to $1.0 million, $1.2 million and $1.2 million for the years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.
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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2018, the Company had forward contracts to purchase 23.2 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective, and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For the years ended June 30, 2018, 2017 and 2016 net gains of $0.3 million, $0.3 million, $0.3 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2018, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt. The Company has designated fixed to floating interest rate swaps as fair value hedges.  Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2018 and 2017, the total notional amount of floating interest rate contracts was $150.0 million and $150.0 million, respectively. For the years ended June 30, 2018, 2017 and 2016, net gains of $0.4 million, $1.8 million and $2.6 million, respectively, were recorded as a reduction to interest expense.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2018 and 2017:

June 30, 2018 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.1	$0.4	$15.3	$15.8
Other assets	—	—	19.4	19.4
Total asset derivatives	$0.1	$0.4	$34.7	$35.2
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.1	$—	$0.1
Other liabilities	2.9	—	0.4	3.3
Total liability derivatives	$2.9	$0.1	$0.4	$3.4

June 30, 2017 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.6	$0.2	$6.4	$7.2
Other assets	1.6	—	5.7	7.3
Total asset derivatives	$2.2	$0.2	$12.1	$14.5
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$1.0	$12.1	$13.1
Other liabilities	—	—	6.0	6.0
Total liability derivatives	$—	$1.0	$18.1	$19.1

Substantially all of the Company’s derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $41.7 million and total liability derivatives would have been $9.9 million as of June 30, 2018.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2018 the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur.  The following is a summary of the gains (losses) related to cash flow hedges recognized during the years ended June 30, 2018, 2017 and 2016:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion) Years Ended June 30,
($ in millions)	2018	2017	2016
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$41.4	$9.4	$(34.0)
Foreign exchange contracts	(0.4)	(0.1)	0.7
Total	$41.0	$9.3	$(33.3)

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion) Years Ended June 30,
($ in millions)	(Effective Portion)	2018	2017	2016
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$3.8	$(22.8)	$(44.6)
Foreign exchange contracts	Net sales	(1.0)	0.5	0.2
Forward interest rate swaps	Interest expense	0.4	0.4	0.4
Total		$3.2	$(21.9)	$(44.0)

	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Ineffective Portion) Years Ended June 30,
($ in millions)	(Ineffective Portion)	2018	2017	2016
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(2.0)	$2.0	$1.5

The Company estimates that $15.4 million of net derivative gains included in AOCI as of June 30, 2018 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2018.

The changes in AOCI associated with derivative hedging activities during the years ended June 30, 2018, 2017 and 2016 were as follows:

($ in millions)	2018	2017	2016
Balance, beginning	$(2.3)	$(21.8)	$(28.5)
Current period changes in fair value, net of tax	26.9	5.8	(20.8)
Reclassification to earnings, net of tax	(0.8)	13.7	27.5
Balance, ending	$23.8	$(2.3)	$(21.8)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Income Taxes

In December 2017, an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted. The Act includes provisions that reduce the federal statutory income tax rate from 35 percent to 21 percent, create a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and change certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitation on deductions of interest expense. Given the Company’s fiscal year ends on June 30, the lower U.S. statutory federal income tax rate is a blended U.S. federal statutory rate of 28.1 percent for our fiscal year ending June 30, 2018.

Income before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2018	2017	2016
Domestic	$140.3	$56.0	$17.3
Foreign	19.9	14.2	4.2
Income before income taxes	$160.2	$70.2	$21.5

The (benefit) provision for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2018	2017	2016
Current:
Federal	$22.6	$(24.5)	$4.7
State	3.5	(1.1)	0.4
Foreign	6.7	7.2	4.3
Total current	32.8	(18.4)	9.4
Deferred:
Federal	(66.0)	38.7	0.1
State	4.8	3.5	0.5
Foreign	0.1	(0.6)	0.2
Total deferred	(61.1)	41.6	0.8
Total income tax (benefit) expense	$(28.3)	$23.2	$10.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rates:

	Years Ended June 30,
(% of pre-tax income)	2018	2017	2016
Statutory federal income tax rate	28.1%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.0	2.2
Foreign tax rate differential	(0.1)	(1.5)	5.5
Domestic manufacturing deduction	(1.5)	(3.0)	(7.0)
Research and development tax credit	(1.4)	(3.9)	(8.4)
Law changes	0.1	0.9	(3.8)
Increases in valuation allowances	0.8	1.1	2.1
Adjustments of prior years' income taxes	0.2	3.3	1.3
Unremitted earnings of foreign subsidiaries	(0.2)	(1.2)	12.7
Non-deductible goodwill impairment	—	—	5.1
Re-measurement of U.S. deferred taxes	(49.3)	—	—
Transition tax on foreign earnings	3.1	—	—
Other, net	(0.1)	0.3	2.7
Effective income tax rate	(17.7)%	33.0%	47.4%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. In connection with the Act, during fiscal year 2018 the Company recorded a provisional net benefit of $78.9 million for the re-measurement of deferred tax assets and liabilities at the lower U.S. federal tax rate. Although the Company believes the net benefit recorded is a reasonable estimate of the deferred tax impact of the Act, the re-measurement of deferred tax assets and liabilities at the lower federal corporate income tax rate is provisional until such time that the underlying temporary differences are known rather than estimated. The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below.

	June 30,
($ in millions)	2018	2017
Deferred tax assets:
Pensions	$66.8	$139.8
Postretirement provisions	33.7	54.4
Net operating loss carryforwards	26.5	23.1
Derivatives and hedging activities	—	2.4
Other	29.4	44.8
Gross deferred tax assets	156.4	264.5
Valuation allowances	(23.9)	(18.5)
Total deferred tax assets	132.5	246.0
Deferred tax liabilities:
Depreciation	(235.2)	(347.5)
Intangible assets	(11.9)	(19.4)
Inventories	(30.5)	(50.1)
Derivatives and hedging activities	(8.7)	—
Other	(3.5)	(6.2)
Total deferred tax liabilities	(289.8)	(423.2)
Deferred tax liabilities, net	$(157.3)	$(177.2)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2018, the Company had state net operating loss carryforwards of $339.9 million expiring between 2019 and 2038. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that under current law is likely to limit future tax benefits to approximately $3 million. Valuation allowances increased by $5.4 million during fiscal year 2018 primarily due to the re-measurement of deferred tax assets and corresponding valuation allowances due to the Act as well as the impact of a state tax law change that will limit the Company's ability to utilize the state net operating loss carryforwards in future years.

Prior to the Act, undistributed earnings of foreign subsidiaries, totaling $93.8 million were considered permanently reinvested. Upon enactment of the provisions of the Act, the Company recorded a $5.0 million accrual for the anticipated one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax). The Company is still in the process of evaluating our assertion for indefinite reinvestment. The amounts recorded for the transition tax are provisional due to various components of the computation not yet finalized as of June 30, 2018, including the following significant items: (i.) the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of June 30, 2018, (ii.) the interpretation and identification of cash positions as of June 30, 2018, and (iii.) computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017. Under the Act, the transition tax will be paid over an eight year period beginning in fiscal year 2019.

The Act also established new tax provisions that become effective in future periods, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries.

Regarding the new GILTI tax rules, which apply to fiscal years beginning after December 31, 2017, an accounting policy election must be made to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company’s current measurement of deferred taxes. The Company’s analysis of the new GILTI rules and its impacts is currently incomplete. Accordingly, the Company has not yet made a policy election regarding the treatment of the GILTI tax.
The Company does not have unrecognized tax benefits as of June 30, 2018, 2017 and 2016. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as of a component of income tax expense.

All years prior to fiscal year 2013 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.

18.                               Other Income (Expense), Net

Other income (expense), net consists of the following:

	Years Ended June 30,
($ in millions)	2018	2017	2016
Unrealized gains (losses) on company owned life insurance contracts and investments held in rabbi trusts	$1.5	$1.7	$(0.5)
Interest income	0.3	0.3	0.2
Equity in earnings of unconsolidated subsidiaries	—	—	0.6
Foreign exchange	(0.6)	(0.4)	(2.4)
Other	0.2	1.2	—
Total other income (expense), net	$1.4	$2.8	$(2.1)

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

On a consolidated basis, one customer, Arconic, Inc., accounted for approximately 12 percent, 11 percent and 13 percent of net sales for the years ended June 30, 2018, 2017 and 2016, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2018 and 2017.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Years Ended June 30,
($ in millions)	2018	2017	2016
Net Sales:
Specialty Alloys Operations	$1,803.8	$1,461.6	$1,481.0
Performance Engineered Products	429.7	366.6	358.7
Intersegment	(75.8)	(30.6)	(26.3)
Consolidated net sales	$2,157.7	$1,797.6	$1,813.4

	Years Ended June 30,
($ in millions)	2018	2017	2016
Operating Income:
Specialty Alloys Operations	$232.4	$172.3	$176.9
Performance Engineered Products	26.1	8.5	(5.5)
Corporate costs (including loss on divestiture of business, restructuring and impairment charges)	(66.4)	(61.3)	(103.0)
Pension earnings, interest and deferrals	(2.1)	(23.8)	(19.3)
Intersegment	(2.9)	1.5	2.5
Consolidated operating income	$187.1	$97.2	$51.6

	Years Ended June 30,
($ in millions)	2018	2017	2016
Depreciation and Amortization:
Specialty Alloys Operations	$93.3	$94.0	$94.4
Performance Engineered Products	20.2	20.6	21.9
Corporate	3.9	4.0	3.8
Intersegment	(0.8)	(0.8)	(0.8)
Consolidated depreciation and amortization	$116.6	$117.8	$119.3

	Years Ended June 30,
($ in millions)	2018	2017	2016
Capital Expenditures:
Specialty Alloys Operations	$63.6	$52.2	$67.0
Performance Engineered Products	31.6	17.0	19.8
Corporate	41.6	29.7	8.6
Intersegment	(1.8)	(0.4)	(0.2)
Consolidated capital expenditures	$135.0	$98.5	$95.2

		June 30,
($ in millions)		2018	2017
Total Assets:
Specialty Alloys Operations		$2,312.1	$2,292.1
Performance Engineered Products		513.6	434.3
Corporate		193.2	167.2
Intersegment		(11.9)	(15.5)
Consolidated total assets		$3,007.0	$2,878.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2018	2017	2016
Net Sales: (a)
United States	$1,429.4	$1,198.3	$1,243.5
Europe	383.0	349.6	321.4
Asia Pacific	174.8	127.2	129.5
Canada	65.7	47.7	44.9
Mexico	61.7	48.5	46.7
Other	43.1	26.3	27.4
Consolidated net sales	$2,157.7	$1,797.6	$1,813.4

(a) Net sales were attributed to countries based on the location of the customer.

	June 30,
($ in millions)	2018	2017
Long-lived assets:
United States	$1,286.4	$1,290.7
Asia Pacific	15.4	15.3
Canada	6.3	5.6
Europe	3.9	4.0
Mexico	1.4	1.2
Consolidated long-lived assets	$1,313.4	$1,316.8

20.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted in current period

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The update revised requirements in the following areas: income tax consequences, forfeitures and classification on the statement of cash flows. The Company adopted this standard in the quarter ended September 30, 2017. The standard did not have a material impact on the consolidated financial statements of the Company. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility of the provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on the stock price at the date the awards are exercised or vested. The Company does not expect the impact to be material to the Company’s consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company accounts for forfeitures of share-based awards when they occur. The Company applied the amendments related to the presentation of excess tax benefits on the consolidated statements of cash flows using a prospective transition method, and as a result, excess tax benefits related to share-based awards are reported as cash flows from operating activities. The Company applied the amendments related to the presentation of statutory tax withholding on the consolidated statements of cash flows using a retrospective transition method as required, and as a result, statutory tax withholding related to share-based awards which had been previously classified as cash flows used for operating activities has been be reclassified as cash flows used for financing activities.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Act and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Act enactment date. This standard is effective upon issuance. The Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of fiscal year 2019 when the analysis is complete.

Recently Issued Accounting Pronouncements - Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606, as further amended by subsequent Accounting Standard Updates, affects all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers.  Currently, the Company is in the process of finalizing the assessment phase of its evaluation.   The assessment phase included conducting and evaluating the results of internal surveys of its businesses, holding revenue recognition workshops with commercial and business unit finance leadership and reviewing revenue arrangements across all businesses to initially identify a set of applicable qualitative revenue recognition changes related to the standards update.   The Company also is evaluating the expanded disclosure requirements included in the guidance.  Additionally, as part of the overall evaluation for implementing the guidance, the Company is identifying and preparing to implement changes to its accounting policies, practices, and internal controls over financial reporting. The Company plans to adopt the guidance in Topic 606 effective July 1, 2018 under the modified retrospective method.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which outlines updates to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-16 on the consolidated financial statements. The Company's effective date for the adoption of ASU 2016-16 is July 1, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which outlines updates to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2017-07 on the consolidated financial statements. The Company's effective date for the adoption of ASU 2017-07 is July 1, 2018.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21.                               Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the years ended June 30, 2018 and 2017 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2017	$(2.3)	$(299.0)	$(0.3)	$(41.5)	$(343.1)
Other comprehensive income (loss) before reclassifications	26.9	69.7	—	(1.4)	95.2
Amounts reclassified from AOCI (b)	(0.8)	8.9	—	—	8.1

Net current-period other comprehensive income (loss)	26.1	78.6	—	(1.4)	103.3

Balance at June 30, 2018	$23.8	$(220.4)	$(0.3)	$(42.9)	$(239.8)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2016	$(21.8)	$(344.3)	$(0.3)	$(43.5)	$(409.9)
Other comprehensive income before reclassifications	5.7	22.4	—	2.0	30.1
Amounts reclassified from AOCI (b)	13.8	22.9	—	—	36.7

Net current-period other comprehensive income	19.5	45.3	—	2.0	66.8

Balance at June 30, 2017	$(2.3)	$(299.0)	$(0.3)	$(41.5)	$(343.1)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.
(b)                       See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2018 and 2017:

		Amount Reclassified from AOCI
		Years Ended June 30,
($ in millions) (a)	Location of gain (loss)	2018	2017
Details about AOCI Components
Cash flow hedging items
Commodity contracts	Cost of sales	$1.8	$(22.8)
Foreign exchange contracts	Net sales	(1.0)	0.5
Forward interest rate swaps	Interest expense	0.4	0.4
	Total before tax	1.2	(21.9)
	Tax (expense) benefit	(0.4)	8.1
	Net of tax	$0.8	$(13.8)
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(16.4)	$(41.0)
Prior service cost	(b)	3.1	4.7
	Total before tax	(13.3)	(36.3)
	Tax benefit	4.4	13.4
	Net of tax	$(8.9)	$(22.9)

(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).

22.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2018	2017	2016
Cost Data:
Repairs and maintenance costs	$108.0	$99.1	$101.8
Cash Flow Data:
Noncash investing and financing activities:
Sale of equity method investment	$—	$—	$12.6
Noncash purchases of property, equipment and software	$16.5	$13.7	$15.1
Cash paid (received) during the year for:
Interest payments, net	$29.5	$27.7	$27.5
Income tax payments (refunds), net	$33.7	$(33.3)	$27.9

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

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2018
Net sales	$479.8	$487.8	$572.2	$618.0

Gross profit	$85.6	$85.7	$96.0	$114.9

Operating income	$41.7	$40.8	$45.2	$59.4

Net income	$23.4	$92.1	$30.2	$42.8

Fiscal Year 2017
Net sales	$389.0	$427.4	$473.6	$507.7

Gross profit	$46.0	$62.5	$83.1	$92.7

Operating income	$1.4	$15.4	$35.8	$44.6

Net income (loss)	$(6.2)	$7.0	$20.7	$25.5
During the quarter ended December 31, 2017, the Company recorded an income tax benefit. See Note 17, Income Taxes to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”. During the quarter ended June 30, 2017, the Company recorded a loss on divestiture of business. See Note 2, Acquisitions and Divestiture to Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”.

(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings (Loss) per common share
Fiscal Year 2018
Basic earnings	$0.49	$1.93	$0.63	$0.90

Diluted earnings	$0.49	$1.92	$0.63	$0.88

Fiscal Year 2017
Basic earnings	$(0.13)	$0.15	$0.44	$0.54

Diluted earnings	$(0.13)	$0.15	$0.44	$0.54

(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2018
Basic	47.1	47.2	47.2	47.4
Diluted	47.3	47.6	47.7	48.0
Fiscal Year 2017
Basic	46.9	47.0	47.0	47.1
Diluted	46.9	47.1	47.1	47.1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance”.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the caption “Audit/Finance Committee Report”.

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the caption “General Information”.

On October 17, 2017, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2018, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.
Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation”.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the caption “Security Ownership of Certain Persons”.

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,223,261	$42.88	3,139,640	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,223,261	$42.88	3,139,640	(1)

(1)                                Includes 2,567,536 shares available for issuance under the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 572,104 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2018, provided however that 16,463 shares, at an average purchase price of $53.40, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation”.
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2018 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.
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

4(A)
Indenture, dated January 12, 1994, between Carpenter Technology Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association, as successor Trustee to Morgan Guaranty Trust Company of New York) (Exhibit 4(A) to our Quarterly Report on Form 10-Q filed on February 10, 1994 and incorporated herein by reference).

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

4(I)
Form of Note related to the Credit Agreement, dated as of March 31, 2017, among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, US Bank, National Association and Wells Fargo Bank, National Association, each, as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners (Exhibit 4(I) to our Annual Report on Form 10-K filed on August 11, 2017 and incorporated herein by reference).

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

† 10(D)
Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (Exhibit 10(D) to our Annual Report on Form 10-K filed on August 11, 2017 and incorporated herein by reference).

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

† 10(J)	Second Amendment to the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (filed herewith).

† 10(K)	Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(L)	Form of Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(M)	Form of Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(N)	Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(O)
Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (Exhibit 10.A to our Quarterly Report on Form 10-Q filed on February 1, 2018 and incorporated herein by reference).

† 10(P)	Benefits Restoration Plan of Carpenter Technology Corporation (Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 2, 2016 and incorporated herein by reference).

† 10(Q)
First Amendment to the Benefits Restoration Plan of Carpenter Technology Corporation (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on October 27, 2016 and incorporated herein by reference.)

† 10(R)	Form of Indemnification Agreement for Directors and Officers (Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference).

† 10(S)
Amended and Restated Severance Pay Plan for Executives of Carpenter Technology Corporation (Exhibit 10(S) to our Annual Report on Form 10-K filed on August 11, 2017 and incorporated herein by reference).

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

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

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

Date: August 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 14, 2018
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Damon J. Audia	Senior Vice President and Chief Financial Officer	August 14, 2018
Damon J. Audia	(Principal Financial Officer)

/s/ Timothy Lain	Vice President - Controller, Chief Accounting	August 14, 2018
Timothy Lain	Officer
(Principal Accounting Officer)

*	Chairman and Director	August 14, 2018
Gregory A. Pratt

*	Director	August 14, 2018
Dr. Philip M. Anderson

*	Director	August 14, 2018
I. Martin Inglis

*	Director	August 14, 2018
Steven E. Karol

*	Director	August 14, 2018
Kathleen Ligocki

*	Director	August 14, 2018
Robert R. McMaster

*	Director	August 14, 2018
Kathryn C. Turner

*	Director	August 14, 2018
Jeffrey Wadsworth

*	Director	August 14, 2018
Stephen M. Ward, Jr.

Original Powers of Attorney authorizing James D. Dee or Damon J. Audia to sign this Report on behalf of:  Gregory A. Pratt, Dr. Philip M. Anderson, I . Martin Inglis, Steven E. Karol, Kathleen Ligocki, Robert R. McMaster, Kathryn C. Turner, Jeffrey Wadsworth, and Stephen M. Ward, Jr., being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2018
Allowance for doubtful accounts receivable	$2.6	$0.1	$(0.1)	$—	$2.6
Deferred tax valuation allowance	$18.5	$4.9	$0.5	$—	$23.9
Year Ended June 30, 2017
Allowance for doubtful accounts receivable	$4.1	$(1.0)	$—	$(0.5)	$2.6
Deferred tax valuation allowance	$17.7	$0.8	$—	$—	$18.5
Year Ended June 30, 2016
Allowance for doubtful accounts receivable	$3.8	$1.2	$—	$(0.9)	$4.1
Deferred tax valuation allowance	$17.5	$0.2	$—	$—	$17.7