Form 10-Q
period 2018-12-31
CARPENTER TECHNOLOGY CORP
filed 2019-01-31
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of January 25, 2019 was 47,380,199.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in millions, except share data)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28.5	$56.2
Accounts receivable, net	339.6	378.5
Inventories	844.2	689.2
Other current assets	49.1	54.9
Total current assets	1,261.4	1,178.8
Property, plant and equipment, net	1,335.6	1,313.4
Goodwill	337.2	268.7
Other intangibles, net	60.0	63.3
Deferred income taxes	4.6	4.3
Other assets	163.0	178.5
Total assets	$3,161.8	$3,007.0
LIABILITIES
Current liabilities:
Short-term credit agreement borrowings	$100.6	$—
Accounts payable	266.4	214.7
Accrued liabilities	131.3	148.6
Total current liabilities	498.3	363.3
Long-term debt	547.7	545.7
Accrued pension liabilities	282.6	288.8
Accrued postretirement benefits	109.4	108.2
Deferred income taxes	155.2	161.6
Other liabilities	63.1	53.5
Total liabilities	1,656.3	1,521.1
Contingencies and commitments (see Note 10)
STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,797,720 shares at December 31, 2018 and 55,712,229 shares at June 30, 2018; outstanding 47,380,199 shares at December 31, 2018 and 47,191,744 shares at June 30, 2018	279.0	278.6
Capital in excess of par value	315.0	310.0
Reinvested earnings	1,524.6	1,475.9
Common stock in treasury (8,417,521 shares and 8,520,485 shares at December 31, 2018 and June 30, 2018, respectively), at cost	(335.6)	(338.8)
Accumulated other comprehensive loss	(277.5)	(239.8)
Total stockholders' equity	1,505.5	1,485.9
Total liabilities and stockholders' equity	$3,161.8	$3,007.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$556.5	$487.8	$1,128.9	$967.5
Cost of sales	449.5	402.1	930.2	796.2
Gross profit	107.0	85.7	198.7	171.3

Selling, general and administrative expenses	51.6	44.3	98.3	87.7
Operating income	55.4	41.4	100.4	83.6

Interest expense	(7.0)	(7.3)	(13.2)	(14.5)
Other expense, net	(3.2)	(0.4)	(1.7)	(0.2)

Income before income taxes	45.2	33.7	85.5	68.9
Income tax expense (benefit)	9.7	(58.4)	18.5	(46.6)

Net income	$35.5	$92.1	$67.0	$115.5

EARNINGS PER COMMON SHARE:
Basic	$0.73	$1.93	$1.39	$2.43
Diluted	$0.73	$1.92	$1.38	$2.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.7	47.2	47.7	47.1
Diluted	48.0	47.6	48.1	47.5

Cash dividends per common share	$0.20	$0.18	$0.40	$0.36

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$35.5	$92.1	$67.0	$115.5
Other comprehensive (loss) income, net of tax
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	—	—	(1.0)	—
Pension and postretirement benefits, net of tax of $(0.5), $(0.8), $(1.1), and $(2.1), respectively	1.7	2.5	3.4	4.6
Net (loss) gain on derivative instruments, net of tax of $4.9, $(5.6), $13.6, and $(10.4), respectively	(15.4)	15.0	(38.4)	23.1
Marketable securities gain, net of tax of $0.0, $0.0, $0.0, $0.0, respectively	—	—	0.3	—
Foreign currency translation	(2.7)	(1.5)	(2.0)	0.3
Other comprehensive (loss) income	(16.4)	16.0	(37.7)	28.0
Comprehensive income	$19.1	$108.1	$29.3	$143.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Six Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$67.0	$115.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	60.1	58.0
Deferred income taxes	4.9	(66.2)
Net pension expense	5.8	7.1
Share-based compensation expense	8.1	8.1
Net loss on disposals of property and equipment	0.1	0.4
Changes in working capital and other:
Accounts receivable	39.4	(3.8)
Inventories	(150.9)	(81.5)
Other current assets	(8.0)	(17.6)
Accounts payable	52.8	11.8
Accrued liabilities	(28.0)	(6.2)
Pension plan contributions	(3.3)	(4.9)
Other postretirement plan contributions	(1.5)	(1.8)
Other, net	0.7	(1.6)
Net cash provided from operating activities	47.2	17.3
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(81.7)	(55.7)
Proceeds from disposals of property and equipment	0.1	—
Acquisition of business, net of cash acquired	(79.0)	—
Proceeds from sales of marketable securities	2.9	—
Net cash used for investing activities	(157.7)	(55.7)
FINANCING ACTIVITIES
Credit agreement borrowings	122.2	—
Credit agreement repayments	(42.2)	—
Net change in short-term credit agreement borrowings	20.6	9.3
Dividends paid	(19.3)	(17.2)
Proceeds from stock options exercised	3.6	3.5
Withholding tax payments on share-based compensation awards	(4.3)	(0.6)
Net cash provided from (used for) financing activities	80.6	(5.0)
Effect of exchange rate changes on cash and cash equivalents	2.2	(2.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(27.7)	(45.6)
Cash and cash equivalents at beginning of period	56.2	66.3
Cash and cash equivalents at end of period	$28.5	$20.7
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, plant, equipment and software	$11.1	$5.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited)
($ in millions, except per share data)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2018	$278.6	$310.0	$1,475.9	$(338.8)	$(239.8)	$1,485.9
Cumulative adjustment upon adoption of ASU 2017-12			1.0		(1.0)	—
Net income			67.0			67.0
Pension and postretirement benefits gain, net of tax					3.4	3.4
Marketable securities gain, net of tax					0.3	0.3
Net loss on derivative instruments, net of tax					(38.4)	(38.4)
Foreign currency translation					(2.0)	(2.0)
Cash Dividends:
Common @ $0.40 per share			(19.3)			(19.3)
Share-based compensation plans		1.8		3.2		5.0
Stock options exercised	0.4	3.2				3.6
Balances at December 31, 2018	$279.0	$315.0	$1,524.6	$(335.6)	$(277.5)	$1,505.5

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2017	$276.7	$284.8	$1,321.8	$(341.6)	$(343.1)	$1,198.6
Net income			115.5			115.5
Pension and postretirement benefits gain, net of tax					4.6	4.6
Net gain on derivative instruments, net of tax					23.1	23.1
Foreign currency translation					0.3	0.3
Cash Dividends:						0
Common @ $0.36 per share			(17.2)			(17.2)
Share-based compensation plans		6.7		1.7		8.4
Stock options exercised	0.6	2.9				3.5
Balances at December 31, 2017	$277.3	$294.4	$1,420.1	$(339.9)	$(315.1)	$1,336.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Form 10-K”). Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

During the six months ended December 31, 2018 the Company changed the presentation of net periodic pension cost and net periodic postretirement benefit cost in connection with the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Prior year amounts have been reclassified to conform to the three and six months ended December 31, 2018 presentation.

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

The Company adopted ASU 2014-09 for all open contracts as of July 1, 2018 using the modified retrospective transition method. The adoption of the new standard did not have a material impact on the financial position of the Company, the results of its operations or its cash flows as of and for the three and six months ended December 31, 2018. There was no cumulative effect of adopting the standard at the date of initial application in reinvested earnings. The Company’s revenue recognition accounting policy has been updated for the new guidance and the Company has expanded disclosure of revenues from contracts with customers.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance changes how employers that sponsor defined benefit pension and other post-retirement benefit plans disaggregate the service cost components from other components of net periodic benefit costs in the income statement. This amendment requires that the service cost component be reported in net income as “cost of sales” or “selling, general and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.  Other components of net periodic benefit costs including interest costs, expected return on plan assets, amortization of net loss, amortization of prior service cost (benefits) (“pension earnings, interest and deferrals”) are classified as non-operating expense in “other expense, net” on the consolidated statements of income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with the Company’s current practice. The Company adopted the provisions of ASU 2017-07 effective July 1, 2018 on a retrospective basis. For the three months ended December 31, 2017, $0.6 million has been reclassified from selling, general and administrative expenses to other expense, net on the consolidated statement of income. For the six months ended December 31, 2017, $1.1 million has been reclassified from selling, general and administrative expenses to other expense, net on the consolidated statement of income.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amended and simplified the requirements of hedge accounting. ASU 2017-12 enables companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance requires the presentation of all items that affect earnings to be recorded in the same income statement line as the hedged item and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2017-12 on July 1, 2018. Upon adoption, the Company reclassified $1.0 million of previously recorded hedge ineffectiveness from Reinvested Earnings to Accumulated Other Comprehensive Loss within the equity section of the balance sheet and provided expanded disclosures of derivative activity.

Recently Issued Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) with further clarifications and improvements included in ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements, each issued in July 2018, all of which improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard.  Additionally, the Company selected a lease accounting software solution to support the new reporting requirements. The Company is evaluating the impact of the adoption of Topic 842 on the consolidated financial statements.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract.  Contract liabilities were $14.2 million and $10.4 million at December 31, 2018 and June 30, 2018, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied within one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).  Revenue is disaggregated within these two business segments by diversified end-use markets and also by geographical location. Comparative information of the Company’s overall revenues by end-use markets and geography for the three months and six months ended December 31, 2018 and 2017 were as follows:

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

End-Use Market Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Aerospace and defense	$299.0	$264.9	$609.7	$523.5
Energy	42.8	31.8	87.1	63.8
Transportation	37.8	35.8	78.1	72.5
Medical	45.5	42.8	92.5	81.0
Industrial and consumer	97.5	83.1	193.6	167.5
Distribution	33.9	29.4	67.9	59.2
Consolidated net sales	$556.5	$487.8	$1,128.9	$967.5

Geographic Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
United States	$385.3	$327.1	$769.3	$646.9
Europe	83.2	84.5	173.2	169.4
Asia Pacific	43.7	40.8	92.3	78.6
Mexico	20.4	11.4	42.7	23.3
Canada	14.9	14.0	32.6	30.1
Other	9.0	10.0	18.8	19.2
Consolidated net sales	$556.5	$487.8	$1,128.9	$967.5

4.	Acquisitions

On October 22, 2018, the Company acquired all the outstanding shares of LPW Technology Ltd. (“LPW”), for a cash purchase price of $79.0 million, net of cash acquired. The acquisition combines LPW’s metal powder lifecycle management technology and processes with the Company's technical expertise in producing highly engineered metal powders and additively manufactured components. The preliminary purchase price allocation was as follows: $2.1 million of accounts receivable, $4.7 million of inventory, $0.4 million of other current assets, $11.8 million of property and equipment, $69.8 million of goodwill, $4.4 million of accounts payable, $2.9 million of current liabilities and $2.5 million of other liabilities. The preliminary purchase price allocation was estimated due to the timing of the acquisition. The final purchase price allocation may change in future reporting periods upon finalization of the valuation analysis, which the Company expects to complete in the fourth quarter of fiscal year 2019.

On February 21, 2018, the Company acquired all of the outstanding membership interests of MB CalRAM LLC (“CalRAM”), for a cash purchase price of $13.3 million. The acquisition provided the Company with immediate entry into the rapidly expanding part production segment of the additive manufacturing value chain. The purchase price allocation was completed in the fourth quarter of fiscal year 2018 and resulted in the purchase price being allocated to $0.2 million of working capital, $2.6 million of property and equipment, $5.2 million of identifiable intangible assets and $5.3 million of goodwill.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and six months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2018	2017	2018	2017
Net income	$35.5	$92.1	$67.0	$115.5
Less: earnings and dividends allocated to participating securities	(0.4)	(0.9)	(0.8)	(1.0)
Earnings available for common stockholders used in calculation of basic earnings per common share	$35.1	$91.2	$66.2	$114.5

Weighted average number of common shares outstanding, basic	47.7	47.2	47.7	47.1

Basic earnings per common share	$0.73	$1.93	$1.39	$2.43

Net income	$35.5	$92.1	$67.0	$115.5
Less: earnings and dividends allocated to participating securities	(0.4)	(0.9)	(0.8)	(1.0)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$35.1	$91.2	$66.2	$114.5

Weighted average number of common shares outstanding, basic	47.7	47.2	47.7	47.1
Effect of shares issuable under share-based compensation plans	0.3	0.4	0.4	0.4
Weighted average number of common shares outstanding, diluted	48.0	47.6	48.1	47.5

Diluted earnings per common share	$0.73	$1.92	$1.38	$2.41

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2018	2017	2018	2017
Stock options	0.8	0.6	0.4	0.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Inventories

Inventories consisted of the following components as of December 31, 2018 and June 30, 2018:

($ in millions)	December 31, 2018	June 30, 2018
Raw materials and supplies	$177.3	$157.5
Work in process	465.0	372.5
Finished and purchased products	201.9	159.2
Total inventory	$844.2	$689.2

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) inventory costing method. The Company also uses the first-in, first-out (“FIFO”) and average cost methods. As of December 31, 2018 and June 30, 2018, $181.3 million and $138.6 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2018 and June 30, 2018:

($ in millions)	December 31, 2018	June 30, 2018
Accrued compensation and benefits	$51.1	$83.3
Accrued postretirement benefits	15.4	15.4
Deferred revenue	14.2	10.4
Derivative financial instruments	12.7	—
Accrued interest expense	10.4	10.4
Accrued pension liabilities	3.3	3.3
Accrued income taxes	1.9	1.4
Other	22.3	24.4
Total accrued liabilities	$131.3	$148.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and six months ended December 31, 2018 and 2017 were as follows:

Three months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Service cost	$2.3	$2.4	$0.6	$0.7
Interest cost	13.2	13.0	2.5	2.4
Expected return on plan assets	(16.2)	(16.5)	(1.7)	(1.7)
Amortization of net loss	2.6	3.4	0.4	0.7
Amortization of prior service cost (benefit)	0.5	0.5	(1.3)	(1.3)
Net periodic benefit costs	$2.4	$2.8	$0.5	$0.8

Six months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2018	2017	2018	2017
Service cost	$4.6	$4.7	$1.2	$1.3
Interest cost	26.4	26.1	5.1	4.8
Expected return on plan assets	(32.4)	(33.0)	(3.5)	(3.5)
Amortization of net loss	5.2	6.8	0.8	1.5
Amortization of prior service cost (benefit)	1.0	1.0	(2.6)	(2.6)
Net periodic benefit costs	$4.8	$5.6	$1.0	$1.5

During the six months ended December 31, 2018 and 2017, the Company made $3.3 million and $4.9 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to contribute $2.4 million to its qualified defined benefit pension plans during the remainder of fiscal year 2019.

9.	Debt

The Company maintains a $400.0 million unsecured revolving credit facility (“Credit Agreement”) that extends to March 2022. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both are determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.50% as of December 31, 2018), and for Base Rate-determined loans, from 0.00% to 0.75% (0.50% as of December 31, 2018). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.275% as of December 31, 2018), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.50% as of December 31, 2018), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2018, the Company had $6.0 million of issued letters of credit and $100.6 million of short-term borrowings under the Credit Agreement with the balance of $293.4 million available to the Company.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2018 and June 30, 2018, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt outstanding as of December 31, 2018 and June 30, 2018 consisted of the following:

($ in millions)	December 31, 2018	June 30, 2018
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at December 31, 2018 and June 30, 2018)	$248.5	$246.6
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at December 31, 2018 and June 30, 2018)	299.2	299.1
Total	547.7	545.7
Less: amounts due within one year	—	—
Long-term debt	$547.7	$545.7

For the three months ended December 31, 2018 and 2017, interest costs totaled $7.9 million and $7.9 million, respectively, of which $0.9 million and $0.6 million, respectively, were capitalized as part of the cost of property, equipment and software. For the six months ended December 31, 2018 and 2017, interest costs totaled $15.1 million and $15.6 million, respectively, of which $1.9 million and $1.1 million, respectively, were capitalized as part of the cost of property, equipment and software.

10.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2018, the Company decreased the liability for a Company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2018 and June 30, 2018 were $15.9 million and $16.1 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31, 2018	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$2.8

Liabilities:
Derivative financial instruments	$22.4

June 30, 2018	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Marketable securities:
Municipal auction rate securities	$2.9
Derivative financial instruments	35.2
Total assets	$38.1

Liabilities:
Derivative financial instruments	$3.4

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2018		June 30, 2018
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$547.7	$547.4	$545.7	$558.3
Company-owned life insurance	$15.6	$15.6	$16.4	$16.4

The carrying amount of Company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

The fair values of long-term debt as of December 31, 2018 and June 30, 2018 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income (“AOCI”) and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2018, the Company had forward contracts to purchase 22.2 million pounds of certain raw materials with settlement dates through December 2023.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur.  Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended December 31, 2018 and 2017, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts, were recorded as a reduction to interest expense. For the six months ended December 31, 2018 and 2017, net gains of $0.2 million and $0.2 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2018 and June 30, 2018, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of December 31, 2018 and June 30, 2018, the total notional amount of floating interest rate contracts was $150.0 million for both periods. For the three months ended December 31, 2018 and 2017, net losses of $0.1 million were recorded as an increase to interest expense and net gains of $0.2 million were recorded as a reduction to interest expense, respectively. For the six months ended December 31, 2018 and 2017, net losses of $0.3 million were recorded as an increase to interest expense and net gains of $0.4 million were recorded as a reduction to interest expense, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2018 and June 30, 2018:

December 31, 2018	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$1.2	$0.5	$1.7
Other assets	—	—	1.1	1.1
Total asset derivatives	$—	$1.2	$1.6	$2.8
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.2	$—	$12.5	$12.7
Other liabilities	1.1	0.1	8.5	9.7
Total liability derivatives	$1.3	$0.1	$21.0	$22.4

June 30, 2018	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.1	$0.4	$15.3	$15.8
Other assets	—	—	19.4	19.4
Total asset derivatives	$0.1	$0.4	$34.7	$35.2
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.1	$—	$0.1
Other liabilities	2.9	—	0.4	3.3
Total liability derivatives	$2.9	$0.1	$0.4	$3.4

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $7.2 million and total liability derivatives would have been $26.8 million as of December 31, 2018.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of December 31, 2018 and June 30, 2018, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow and Fair Value Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three and six months ended December 31, 2018 and 2017:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(20.0)	$20.7	$(53.6)	$30.3
Foreign exchange contracts	0.4	(0.3)	0.6	(0.7)
Total	$(19.6)	$20.4	$(53.0)	$29.6

($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Three Months Ended December 31,
		2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$0.2	$(0.2)
Foreign exchange contracts	Net sales	0.3	(0.1)
Forward interest rate swaps	Interest expense	0.1	0.1
Total		$0.6	$(0.2)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income
		Six Months Ended December 31,
		2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(1.8)	$(2.8)
Foreign exchange contracts	Net sales	0.6	(0.5)
Forward interest rate swaps	Interest expense	0.2	0.2
Total		$(1.0)	$(3.1)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded during the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$556.5	$449.5	$7.0	$487.8	$402.1	$7.3

Gain (loss) on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain (loss) reclassified from AOCI to income	$—	$0.2	$—	$—	$(0.2)	$—
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	0.3	—	—	(0.1)	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.1	—	—	0.1
Gain (loss) on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	0.1	—	—	(0.2)
Derivatives designated as hedging instruments	—	—	(0.1)	—	—	0.2
Total gain (loss)	$0.3	$0.2	$0.1	$(0.1)	$(0.2)	$0.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended December 31, 2018			Six Months Ended December 31, 2017
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$1,128.9	$930.2	$13.2	$967.5	$796.2	$14.5

Gain (loss) on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$—	$(1.8)	$—	$—	$(2.8)	$—
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	0.6	—	—	(0.5)	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.2	—	—	0.2
Gain (loss) on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	0.3	—	—	(0.4)
Derivatives designated as hedging instruments	—	—	(0.3)	—	—	0.4
Total gain (loss)	$0.6	$(1.8)	$0.2	$(0.5)	$(2.8)	$0.2

The Company estimates that $10.3 million of net derivative gains included in AOCI as of December 31, 2018 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and six months ended December 31, 2018.

As of December 31, 2018, and June 30, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value gain in the carrying amount of the hedged liabilities
($ in millions)	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018
Line item in the consolidated balance sheets in which the hedged item is included:
Long-Term Debt	$148.9	$147.1	$(1.1)	$(2.9)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Unrealized (losses) gains on company-owned life insurance contracts and investments held in rabbi trusts	$(2.9)	$0.9	$(1.9)	$1.4
Foreign exchange (loss) gain	(0.3)	(0.9)	0.1	(0.8)
Pension earnings, interest and deferrals	—	(0.6)	—	(1.1)
Other	—	0.2	0.1	0.3
Total other expense, net	$(3.2)	$(0.4)	$(1.7)	$(0.2)

14.	Income Taxes

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

Income tax expense for the three months ended December 31, 2018 was $9.7 million, or 21.5 percent of pre-tax income as compared with a benefit of $58.4 million, or negative 173.3 percent of pre-tax income for the three months ended December 31, 2017. Income tax expense in the six months ended December 31, 2018 was $18.5 million, or 21.6 percent of pre-tax income as compared with a benefit of $46.6 million, or negative 67.6 percent of pre-tax income in the six months ended December 31, 2017.

Income tax expense in the three and six months ended December 31, 2018 includes tax benefits of $1.8 million as a result of changes in the Company’s prior year tax positions. Income tax expense in the three and six months ended December 31, 2017 included a net tax benefit of $66.0 million which reflects a $73.3 million tax benefit related to the re-measurement of deferred tax assets and liabilities at the reduced federal tax rate, and a charge of $5.1 million for the transition tax. Tax expense in the prior period also included a charge of $2.2 million associated with a state law change that will limit our ability to utilize certain state net operating loss carryforwards.

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent was effective January 1, 2018. Based on the Company's interpretation of the Act, during fiscal year 2018, the Company recorded a provisional tax charge of $5.0 million for the transition tax and a provisional tax benefit of $74.6 million for the re-measurement of deferred tax assets and liabilities. The accounting for the income tax effects of the Act was completed during the three months ended December 31, 2018. A discrete tax benefit of $0.2 million was recorded for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities in the three months ended December 31, 2018. Under the Act, the transition tax will be paid over an eight year period beginning in fiscal year 2019.

As of June 30, 2018 the Company had $100.6 million of indefinitely reinvested foreign earnings on which it recognized $4.7 million of U.S. income tax due to the one-time repatriation tax. If these earnings were to be repatriated, no significant non-U.S. Federal tax would be incurred.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Act also established new tax provisions that become effective in fiscal year 2019, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries. The Company does not anticipate being subject to the BEAT provision due to the revenue thresholds. An accounting policy election must be made to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company’s current measurement of deferred taxes. The Company has treated the GILTI inclusion in U.S. taxable income as a current period expense in its annual effective tax rate for fiscal year 2019.

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

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the CalRAM business, the LPW business and the Latrobe and Mexico distribution businesses. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which includes executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments.

On a consolidated basis, one customer, Arconic, Inc., accounted for approximately 10 percent of net sales for each of the three months ended December 31, 2018 and 2017. On a consolidated basis, one customer, Arconic, Inc., accounted for approximately 10 percent of net sales for each of the six months ended December 31, 2018 and 2017. Approximately 13 percent of the accounts receivable outstanding at December 31, 2018 is due from one customer, Arconic Inc. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2018.

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Net Sales:
Specialty Alloys Operations	$461.6	$406.3	$937.1	$803.1
Performance Engineered Products	112.9	104.8	224.6	205.5
Intersegment	(18.0)	(23.3)	(32.8)	(41.1)
Consolidated net sales	$556.5	$487.8	$1,128.9	$967.5

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Operating Income:
Specialty Alloys Operations	$69.0	$49.8	$121.7	$100.3
Performance Engineered Products	4.4	7.5	11.7	12.8
Corporate	(18.4)	(13.9)	(34.2)	(26.9)
Intersegment	0.4	(2.0)	1.2	(2.6)
Consolidated operating income	$55.4	$41.4	$100.4	$83.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Depreciation and Amortization:
Specialty Alloys Operations	$23.8	$23.4	$47.5	$46.5
Performance Engineered Products	5.5	5.1	10.5	10.1
Corporate	1.2	0.9	2.4	1.8
Intersegment	(0.2)	(0.2)	(0.3)	(0.4)
Consolidated depreciation and amortization	$30.3	$29.2	$60.1	$58.0

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Capital Expenditures:
Specialty Alloys Operations	$20.8	$11.2	$41.4	$28.4
Performance Engineered Products	13.3	6.3	26.9	11.1
Corporate	6.5	9.6	14.2	16.7
Intersegment	(0.5)	(0.3)	(0.8)	(0.5)
Consolidated capital expenditures	$40.1	$26.8	$81.7	$55.7

	December 31, 2018	June 30, 2018
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,341.9	$2,312.1
Performance Engineered Products	657.3	513.6
Corporate	173.6	193.2
Intersegment	(11.0)	(11.9)
Consolidated total assets	$3,161.8	$3,007.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Reclassifications from Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in AOCI by component, net of tax, for the three months ended December 31, 2018 and 2017 were as follows:

Three Months Ended December 31, 2018 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized (losses) gains on available-for-sale securities	Foreign currency items	Total
Balance at September 30, 2018	$(0.2)	$(218.7)	$—	$(42.2)	$(261.1)
Other comprehensive loss before reclassifications	(14.9)	—	—	(2.7)	(17.6)
Amounts reclassified from AOCI (b)	(0.5)	1.7	—	—	1.2
Net other comprehensive (loss) income	(15.4)	1.7	—	(2.7)	(16.4)
Balance at December 31, 2018	$(15.6)	$(217.0)	$—	$(44.9)	$(277.5)

Three Months Ended December 31, 2017 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at September 30, 2017	$5.8	$(296.9)	$(0.3)	$(39.7)	$(331.1)
Other comprehensive income (loss) before reclassifications	14.9	—	—	(1.5)	13.4
Amounts reclassified from AOCI (b)	0.1	2.5	—	—	2.6
Net other comprehensive income (loss)	15.0	2.5	—	(1.5)	16.0
Balance at December 31, 2017	$20.8	$(294.4)	$(0.3)	$(41.2)	$(315.1)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The changes in AOCI by component, net of tax, for the six months ended December 31, 2018 and 2017 were as follows:

Six Months Ended December 31, 2018 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized (losses) gains on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2018	$23.8	$(220.4)	$(0.3)	$(42.9)	$(239.8)
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	(1.0)	—	—	—	(1.0)
Other comprehensive (loss) income before reclassifications	(39.1)	—	0.3	(2.0)	(40.8)
Amounts reclassified from AOCI (b)	0.7	3.4	—	—	4.1
Net other comprehensive (loss) income	(39.4)	3.4	0.3	(2.0)	(37.7)
Balance at December 31, 2018	$(15.6)	$(217.0)	$—	$(44.9)	$(277.5)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended December 31, 2017 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2017	$(2.3)	$(299.0)	$(0.3)	$(41.5)	$(343.1)
Other comprehensive income before reclassifications	21.0	—	—	0.3	21.3
Amounts reclassified from AOCI (b)	2.1	4.6	—	—	6.7
Net current-period other comprehensive income	23.1	4.6	—	0.3	28.0
Balance at December 31, 2017	$20.8	$(294.4)	$(0.3)	$(41.2)	$(315.1)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the three and six months ended December 31, 2018 and 2017:

Details about AOCI Components	Location of gain (loss)	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2018	2017	2018	2017
Cash flow hedging items:
Commodity contracts	Cost of sales	$0.2	$(0.2)	$(1.8)	$(2.8)
Foreign exchange contracts	Net sales	0.3	(0.1)	0.6	(0.5)
Forward interest rate swaps	Interest expense	0.1	0.1	0.2	0.2
Total before tax		0.6	(0.2)	(1.0)	(3.1)
Tax (expense) benefit		(0.1)	0.1	0.3	1.0
Net of tax		$0.5	$(0.1)	$(0.7)	$(2.1)

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2018	2017	2018	2017
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(3.0)	$(4.1)	$(6.0)	$(8.3)
Prior service benefit	(b)	0.8	0.8	1.6	1.6
Total before tax		(2.2)	(3.3)	(4.4)	(6.7)
Tax benefit		0.5	0.8	1.0	2.1
Net of tax		$(1.7)	$(2.5)	$(3.4)	$(4.6)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 8. Pension and Other Postretirement Benefits for additional details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are engaged in the manufacturing, fabrication and distribution of specialty metals. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our metal powder technology capabilities support a range of next-generation products and manufacturing techniques, including Additive Manufacturing and 3D Printing. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia, allow us to work more closely with customers and to offer various just-in-time stocking programs. We also manufacture and rent down-hole drilling tools and components used in the oil and gas industry.

As part of our overall business strategy, we have sought out and considered opportunities related to strategic acquisitions, divestitures and joint collaborations aimed at broadening our offerings to the marketplace. We have participated with other companies to explore potential terms and structures of such opportunities and expect that we will continue to evaluate these opportunities.

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2018 Form 10-K. Our discussions here focus on our results during or as of the three and six-month periods ended December 31, 2018 and the comparable period of fiscal year 2018, and to the extent applicable, on material changes from information discussed in the 2018 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2018 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2019 will be $11.4 million as compared with $14.0 million in fiscal year 2018.  The following is the pension expense for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Pension plans	$2.4	$2.8	$4.8	$5.6
Other postretirement plans	0.5	0.8	1.0	1.5
Net periodic benefit costs	$2.9	$3.6	$5.8	$7.1

Net pension expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense, net. The following is a summary of the classification of net pension expense for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2018	2017	2018	2017
Cost of sales:
Service cost	$2.5	$2.7	$5.0	$5.3
Selling, general and administrative expenses:
Service cost	0.4	0.4	0.8	0.7
Other expense, net:
Pension earnings, interest and deferrals	—	0.5	—	1.1
Net pension expense	$2.9	$3.6	$5.8	$7.1

As of December 31, 2018 and June 30, 2018, amounts related to the net pension expense capitalized in gross inventory were $1.6 million and $1.7 million, respectively.

Operating Performance Overview

Our current quarter results reflect our best second quarter performance since fiscal year 2013. We continue to capitalize on the strong market conditions through the execution of our solutions-focused approach. We are gaining incremental market share across our end-use markets by deepening our customer relationships and unlocking new opportunities, which is evidenced by our 49 percent backlog growth compared to the second quarter a year ago. The growth in backlog in the current quarter represents the tenth consecutive quarter of sequential backlog growth. In the Aerospace and Defense end-use market, backlog grew by 21 percent sequentially driven by all major sub-markets. The Medical end-use market continues to grow through expanded relationships with leading industry OEMs who increasingly recognize the value of our high-end solutions.

Our focus remains on continued execution of our commercial strategy, unlocking incremental capacity through the Carpenter Operating Model and investing in the future, particularly in the areas of additive manufacturing and soft magnetics. In the second quarter we received three additional qualifications for the Athens facility and we continue to work with customers on advancing remaining qualifications for the facility, which represents the potential for incremental capacity for the industry.

Results of Operations — Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017

For the three months ended December 31, 2018, we reported net income of $35.5 million, or $0.73 per diluted share. Excluding special items, earnings per share would have been $0.76 per diluted share.  This compares with net income for the same period a year earlier of $92.1 million, or $1.92 per diluted share. Excluding special items, earnings per share would have been $0.55 per diluted share for the three months ended December 31, 2017.  The current period results primarily reflect strong market conditions combined with our solutions-focused approach driving increased sales in four of our five end-use markets compared to the prior year period and further implementation of the Carpenter Operating Model.

Net Sales

Net sales for the three months ended December 31, 2018 were $556.5 million, which was a 14 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 8 percent on a 6 percent increase in shipment volume from the same period a year ago. The results primarily reflect a favorable product mix in the Aerospace and Defense end-use market and an increase in demand in the Energy and Industrial and Consumer end-use markets.

Geographically, sales outside the United States increased 7 percent from the same period a year ago to $171.2 million for the three months ended December 31, 2018. The increase is primarily due to stronger product demand in the Aerospace and Defense end-use market in Asia Pacific and Mexico partially offset by weaker demand in Europe. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.9 million decrease in sales during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Net sales outside the United States represented 31 percent and 33 percent of total net sales for the three months ended December 31, 2018 and 2017.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$299.0	$264.9	$34.1	13%
Energy	42.8	31.8	11.0	35%
Transportation	37.8	35.8	2.0	6%
Medical	45.5	42.8	2.7	6%
Industrial and Consumer	97.5	83.1	14.4	17%
Distribution	33.9	29.4	4.5	15%
Total net sales	$556.5	$487.8	$68.7	14%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Aerospace and Defense	$234.1	$220.3	$13.8	6%
Energy	36.4	28.9	7.5	26%
Transportation	29.4	29.7	(0.3)	(1)%
Medical	38.4	37.2	1.2	3%
Industrial and Consumer	77.6	70.2	7.4	11%
Distribution	33.5	29.2	4.3	15%
Total net sales excluding surcharge	$449.4	$415.5	$33.9	8%

Sales to the Aerospace and Defense end-use market increased 13 percent from the second quarter a year ago to $299.0 million. Excluding surcharge revenue, sales increased 6 percent from the second quarter a year ago on a 1 percent decrease in shipment volume.  Demand for aerospace engine materials remains strong due to higher build rates.  In addition, we continue to experience strong demand for our defense related applications driven by specific programs. During the current quarter we experienced the highest quarterly bookings for aerospace engine and fasteners in the last two years.

Sales to the Energy end-use market of $42.8 million reflect a 35 percent increase from the second quarter a year ago. Excluding surcharge revenue, sales increased 26 percent from a year ago. The results reflect the impact of an increase in sales in oil and gas sub-market expansion as well as improved demand for our power generation applications.

Transportation end-use market sales increased 6 percent from the second quarter a year ago to $37.8 million. Excluding surcharge revenue, sales decreased 1 percent on 1 percent higher shipment volume from the second quarter a year ago. The results reflect a weaker demand for our applications due to the trade actions and tariffs which have impacted customer order patterns.

Medical end-use market sales increased 6 percent from the second quarter a year ago to $45.5 million. Excluding surcharge revenue, sales increased 3 percent on 8 percent higher shipment volume from the second quarter a year ago. The results reflect continued strong demand for materials used in cardiology and orthopedic applications.

Industrial and Consumer end-use market sales increased 17 percent from the second quarter a year ago to $97.5 million. Excluding surcharge revenue, sales increased 11 percent on a 10 percent increase shipment volume. The results reflect the impact of stronger product demand for materials used in select industrial applications and growth in consumer electronic applications compared to the prior year period.

Gross Profit

Our gross profit in the second quarter increased 25 percent to $107.0 million, or 19.2 percent of net sales as compared with $85.7 million, or 17.6 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue, our gross margin in the second quarter was 23.8 percent as compared to 20.6 percent in the same period a year ago. The current period results were driven by a favorable product mix, operating cost improvements as well as a $4.7 million benefit received related to an insurance recovery.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended December 31,
($ in millions)	2018	2017
Net sales	$556.5	$487.8
Less: surcharge revenue	107.1	72.3
Net sales excluding surcharge revenue	$449.4	$415.5

Gross profit	$107.0	$85.7

Gross margin	19.2%	17.6%

Gross margin excluding surcharge revenue	23.8%	20.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $51.6 million were 9.3 percent of net sales (11.5 percent of net sales excluding surcharge) as compared with $44.3 million and 9.1 percent of net sales (10.7 percent of net sales excluding surcharge) in the same quarter a year ago. The increase in selling, general and administrative expenses was primarily due to acquisition-related costs of $1.2 million, the addition of LPW costs of $1.4 million since the acquisition in October 2018 and higher spending in key growth areas including additive manufacturing.

Operating Income

Our operating income in the recent second quarter was $55.4 million or 10.0 percent of net sales as compared with $41.4 million or 8.5 percent of net sales in the same quarter a year ago. Excluding surcharge revenue and the special items, operating margin was 12.6 percent for the most recent quarter as compared with 10.0 percent a year ago. The results for the second quarter of fiscal year 2019 primarily reflect stronger product mix, the continued progress we are making implementing the Carpenter Operating Model across our facilities, a $4.7 million benefit received related to an insurance recovery partially offset by higher selling, general and administrative expenses compared to the same period a year ago.

Operating income has been impacted by special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales and the special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended December 31,
($ in millions)	2018	2017
Net sales	$556.5	$487.8
Less: surcharge revenue	107.1	72.3
Net sales excluding surcharge revenue	$449.4	$415.5

Operating income	$55.4	$41.4
Special items:
Acquisition-related costs	1.2	—
Operating income excluding special items	$56.6	$41.4

Operating margin	10.0%	8.5%

Operating margin excluding surcharge revenue and special items	12.6%	10.0%

Interest Expense

Interest expense for the three months ended December 31, 2018 was $7.0 million compared with $7.3 million in the same period a year ago. Capitalized interest reduced interest expense by $0.9 million for the three months ended December 31, 2018 and $0.6 million for the three months ended December 31, 2017.

Other Expense, Net

Other expense, net for the three months ended December 31, 2018 was $3.2 million as compared with $0.4 million for the three months ended December 31, 2017. The results reflect unfavorable market return on investments used to fund Company-owned life insurance contracts and investments held in rabbi trusts of $3.7 million partially offset by positive impacts in foreign exchange gains of $0.5 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Income Taxes

Income tax expense in the recent second quarter was $9.7 million, or 21.5 percent of pre-tax income compared with an income tax benefit of $58.4 million, or negative 173.3 percent of pre-tax income in the same quarter a year ago. Income tax expense for the three months ended December 31, 2018 included tax benefits of $1.8 million as a result of changes in the Company’s prior year tax positions. Income tax expense in the three months ended December 31, 2017 included a net tax benefit of $66 million which reflects a $73.3 million tax benefit related to the re-measurement of deferred tax assets and liabilities at the reduced federal tax rate, and a charge of $5.1 million for the transition tax. Tax expense in the prior period also included a charge of $2.2 million associated with a state law change that will limit our ability to utilize certain state net operating loss carryforwards.

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent was effective January 1, 2018. Based on our interpretation of the Act, reasonable estimates were made to record provisional adjustments during fiscal year 2018 for the transition tax and the re-measurement of deferred tax assets and liabilities. The accounting for the income tax effects of the Act was completed during the current quarter. A discrete tax benefit of $0.2 million was recorded for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities.

The Act also established new tax provisions that become effective in fiscal year 2019, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries. We do not anticipate being subject to the BEAT provision due to the revenue thresholds. An accounting policy election must be made to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company’s current measurement of deferred taxes. We have treated the GILTI inclusion in U.S. taxable income as a current period expense in our annual effective tax rate for fiscal year 2019.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended December 31,		Increase	% Increase
(Pounds sold, in thousands)	2018	2017
Specialty Alloys Operations	61,668	60,080	1,588	3%
Performance Engineered Products *	3,300	3,282	18	1%
Intersegment	(1,050)	(3,098)	2,048	66%
Consolidated pounds sold	63,918	60,264	3,654	6%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and LPW businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017
Specialty Alloys Operations	$461.6	$406.3	$55.3	14%
Performance Engineered Products	112.9	104.8	8.1	8%
Intersegment	(18.0)	(23.3)	5.3	23%
Total net sales	$556.5	$487.8	$68.7	14%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017
Specialty Alloys Operations	$356.2	$331.8	$24.4	7%
Performance Engineered Products	109.4	104.6	4.8	5%
Intersegment	(16.2)	(20.9)	4.7	22%
Total net sales excluding surcharge revenue	$449.4	$415.5	$33.9	8%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2018 for the SAO segment increased 14 percent to $461.6 million, as compared with $406.3 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 7 percent on 3 percent higher shipment volume from a year ago.  The results primarily reflect the impact of stronger product mix in the Aerospace and Defense end-use market and increased demand in the Industrial and Consumer end-use markets compared to the prior year same quarter.

Operating income for the SAO segment was $69.0 million or 14.9 percent of net sales (19.4 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $49.8 million or 12.3 percent of net sales (15.0 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The results reflect favorable product mix, operating cost improvements compared to the prior year same quarter as well as a $4.7 million benefit received related to an insurance recovery.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2018 for the PEP segment increased 8 percent to $112.9 million, as compared with $104.8 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $109.4 million increased 5 percent from a year ago. The results reflect an increase in sales primarily in the Energy and Medical end-use markets.

Operating income for the PEP segment was $4.4 million or 3.9 percent of net sales in the recent second quarter, compared with operating income of $7.5 million or 7.2 percent of net sales in the same quarter a year ago. The results were negatively impacted by the timing of certain orders at our Dynamet and Amega West businesses and a $1.4 million loss related to the recent LPW acquisition.

Results of Operations — Six Months Ended December 31, 2018 vs. Six Months Ended December 31, 2017

Net Sales

Net sales for the six months ended December 31, 2018 were $1,128.9 million, which was a 17 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 10 percent on 5 percent higher shipment volume from the same period a year ago. The results primarily reflect the impact of stronger product mix for materials primarily used in the Aerospace and Defense, Industrial and Consumer and Energy end-use markets.

Geographically, sales outside the United States increased 12 percent from the same period a year ago to $359.6 million for the six months ended December 31, 2018. The increase is primarily due to stronger product demand in the Aerospace and Defense end-use market in Asia Pacific and Mexico partially offset by weaker demand in Europe. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.7 million decrease in sales during the six months ended December 31, 2018 compared to the six months ended December 31, 2017. Net sales outside the United States represented 32 percent and 33 percent of total net sales for the six months ended December 31, 2018 and 2017, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$609.7	$523.5	$86.2	16%
Energy	87.1	63.8	23.3	37%
Transportation	78.1	72.5	5.6	8%
Medical	92.5	81.0	11.5	14%
Industrial and Consumer	193.6	167.5	26.1	16%
Distribution	67.9	59.2	8.7	15%
Total net sales	$1,128.9	$967.5	$161.4	17%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$473.8	$435.8	$38.0	9%
Energy	73.9	57.8	16.1	28%
Transportation	60.8	60.3	0.5	1%
Medical	78.0	70.6	7.4	10%
Industrial and Consumer	152.1	141.9	10.2	7%
Distribution	67.2	58.9	8.3	14%
Total net sales excluding surcharge	$905.8	$825.3	$80.5	10%

Sales to the Aerospace and Defense end-use market increased 16 percent from the same period a year ago to $609.7 million. Excluding surcharge revenue, sales increased 9 percent from the same period a year ago on a 2 percent increase in shipment volume. The results reflect the impact of strong product mix for materials used in aerospace engine applications and strong demand for defense applications driven by specific programs.

Sales to the Energy end-use market of $87.1 million reflect a 37 percent increase from the same period a year ago. Excluding surcharge revenue, sales increased 28 percent from a year ago. The results reflect the impact of an increase in sales in oil and gas sub-market expansion as well as improved demand for our power generation applications.

Transportation end-use market sales increased 8 percent from the same period a year ago to $78.1 million. Excluding surcharge revenue, sales increased 1 percent on 1 percent lower shipment volume from the same period a year ago. The results reflect a weaker demand for our applications due to the trade actions and tariffs which has impacted customer order patterns.

Medical end-use market sales increased 14 percent from the same period a year ago to $92.5 million. Excluding surcharge revenue, sales increased 10 percent on 15 percent higher shipment volume from the same period a year ago. The results reflect continued strong market conditions within the orthopedic and cardiology sub-markets.

Industrial and Consumer end-use market sales increased 16 percent from the same period a year ago to $193.6 million. Excluding surcharge revenue, sales increased 7 percent on a 4 percent increase in shipment volume. The results reflect the impact of stronger product mix for materials used in industrial applications and increased demand for sporting good applications.

Gross Profit

Our gross profit in the six months ended December 31, 2018 increased 16 percent to $198.7 million, or 17.6 percent of net sales as compared with $171.3 million, or 17.7 percent of net sales in the same period a year ago. Excluding the impact of surcharge revenue, our gross margin in the six months ended December 31, 2018 was 21.9 percent as compared to 20.8 percent in the same period a year ago. The results for the six months ended December 31, 2018 reflect stronger product mix, a $4.7 million benefit received related to an insurance recovery as well as operating cost improvements compared to the same period a year ago.

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

	Six Months Ended December 31,
($ in millions)	2018	2017
Net sales	$1,128.9	$967.5
Less: surcharge revenue	223.1	142.2
Net sales excluding surcharge revenue	$905.8	$825.3

Gross profit	$198.7	$171.3

Gross margin	17.6%	17.7%

Gross margin excluding surcharge revenue	21.9%	20.8%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $98.3 million were 8.7 percent of net sales (10.9 percent of net sales excluding surcharge) for the six months ended December 31, 2018 as compared with $87.7 million or 9.1 percent of net sales (10.6 percent of net sales excluding surcharge) in the same period a year ago.  Selling, general and administrative expenses increased in the six months ended December 31, 2018 due to acquisition-related costs of $1.2 million, the addition of LPW costs of $1.4 million since the acquisition in October 2018 and higher spending in key growth areas including additive manufacturing.

Operating Income

Our operating income in the six months ended December 31, 2018 was $100.4 million, or 8.9 percent of net sales as compared with $83.6 million, or 8.6 percent of net sales in the same period a year ago. Excluding surcharge revenue and the special items, operating margin was 11.2 percent for the six months ended December 31, 2018 and 10.1 percent for the same period a year ago. The increase in the operating margin primarily reflects stronger end-use market conditions, a $4.7 million benefit received related to an insurance recovery partially offset by higher selling, general and administrative expenses compared to the same period a year ago.

Operating income has been impacted by special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales and the special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2018	2017
Net sales	$1,128.9	$967.5
Less: surcharge revenue	223.1	142.2
Net sales excluding surcharge revenue	$905.8	$825.3

Operating income	$100.4	$83.6
Special items:
Acquisition-related costs	1.2	—
Operating income excluding special items	$101.6	$83.6

Operating margin	8.9%	8.6%

Operating margin excluding surcharge revenue and special items	11.2%	10.1%

Interest Expense

Interest expense for the six months ended December 31, 2018 was $13.2 million compared with $14.5 million in the same period a year ago. Capitalized interest reduced interest expense by $1.9 million for the six months ended December 31, 2018 and $1.1 million for the six months ended December 31, 2017.

Other Expense, Net

Other expense, net was $1.7 million for the recent six months ended December 31, 2018 compared to $0.2 million in the same period a year ago.

Income Taxes

Income tax expense in the six months ended December 31, 2018 was $18.5 million, or 21.6 percent of pre-tax income as compared with a benefit of $46.6 million, or negative 67.6 percent of pre-tax income in the six months ended December 31, 2017. Income tax expense in the six months ended December 31, 2018 included tax benefits of $1.8 million as a result of changes in the company’s prior year tax positions. Income tax expense in the six months ended December 31, 2017 included a net tax benefit of $66 million which reflects a $73.3 million tax benefit related to the re-measurement of deferred tax assets and liabilities at the reduced federal tax rate, and a charge of $5.1 million for the transition tax. Tax expense in the prior period also included a charge of $2.2 million associated with a state law change that will limit our ability to utilize certain state net operating loss carryforwards.

In December 2017, the United States enacted tax reform legislation. The Act includes provisions that reduce the federal corporate income tax rate, create a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and change certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent is effective January 1, 2018. Based on the provisions of the Act, reasonable estimates were made to record provisional adjustments during fiscal year 2018 for the transition tax and the re-measurement of deferred tax assets and liabilities. The accounting for the income tax effects of the Act was completed during the three months ended December 31, 2018. A discrete tax benefit of $0.2 million was recorded for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities.

The Act also established new tax provisions that become effective in fiscal year 2019, including but not limited to eliminating the corporate alternative minimum tax, creating the BEAT, establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax GILTI and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries. We do not anticipate being subject to the BEAT provision due to the revenue thresholds. An accounting policy election must be made to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company’s current measurement of deferred taxes. We have treated the GILTI inclusion in U.S. taxable income as a current period expense in our annual effective tax rate for fiscal year 2019.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2018	2017
Specialty Alloys Operations	124,382	121,270	3,112	3%
Performance Engineered Products *	6,032	6,808	(776)	(11)%
Intersegment	(880)	(4,468)	3,588	80%
Consolidated pounds sold	129,534	123,610	5,924	5%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and LPW businesses only.

The following table includes comparative information for net sales by business segment:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017
Specialty Alloys Operations	$937.1	$803.1	$134.0	17%
Performance Engineered Products	224.6	205.5	19.1	9%
Intersegment	(32.8)	(41.1)	8.3	20%
Total net sales	$1,128.9	$967.5	$161.4	17%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017
Specialty Alloys Operations	$717.7	$657.4	$60.3	9%
Performance Engineered Products	217.4	205.1	12.3	6%
Intersegment	(29.3)	(37.2)	7.9	21%
Total net sales excluding surcharge revenue	$905.8	$825.3	$80.5	10%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2018 for the SAO segment increased 17 percent to $937.1 million, as compared with $803.1 million in the same period a year ago. Excluding surcharge revenue, net sales increased 9 percent on 3 percent higher shipment volume from a year ago.  The results primarily reflect the impact of stronger product mix in the Aerospace and Defense end-use market compared to the prior year same period.

Operating income for the SAO segment was $121.7 million or 13.0 percent of net sales (17.0 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2018 as compared with $100.3 million or 12.5 percent of net sales (15.3 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impact of stronger product mix, a $4.7 million benefit received related to an insurance recovery as well as operating cost improvements compared to the prior period a year ago.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2018 for the PEP segment increased 9 percent to $224.6 million, as compared with $205.5 million in the same period a year ago. Excluding surcharge revenue, net sales increased 6 percent from a year ago. The results reflect an increase in sales primarily in the Energy end-use markets.

Operating income for the PEP segment was $11.7 million or 5.2 percent of net sales in the recent six months ended December 31, 2018, compared with an operating income of $12.8 million or 6.2 percent of net sales in the same period a year ago. The results reflect a $1.4 million loss related to the recent LPW acquisition.

Liquidity and Financial Resources

During the six months ended December 31, 2018, we generated cash from operations of $47.2 million compared to $17.3 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $132.7 million as compared to negative $55.6 million for the same period a year ago. The improvement in cash provided from operating activities for the six months ended December 31, 2018 compared to the same period a year ago was primarily driven by higher income levels and improving working capital. The free cash flow results reflect higher capital spending levels in the current period as we increased our investment in target growth areas including additive manufacturing and soft magnetics compared to the prior year same period. Included in the free cash flow results during the current period, we acquired a business, LPW, for a cash purchase price of $79 million.

Capital expenditures for property, plant, equipment and software were $81.7 million for the six months ended December 31, 2018 as compared to $55.7 million for the same period a year ago. In fiscal year 2019, we expect capital expenditures to be approximately $190 million.

Dividends during the six months ended December 31, 2018 and 2017 were $19.3 million and $17.2 million, respectively, and were paid a quarterly rate of $0.20 and $0.18 per share of common stock in fiscal year 2019 and 2018, respectively.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Agreement. Our Credit Agreement contains a revolving credit commitment of $400 million, which expires in March 2022. As of December 31, 2018, we had $6 million of issued letters of credit and $100.6 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement $293.4 million remains available to us. As of December 31, 2018, we had total liquidity of $321.9 million, including $28.5 million of cash and cash equivalents. From time to time during the six months ended December 31, 2018, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the six months ended December 31, 2018 was approximately $40.5 million with daily outstanding borrowings ranging from $0.0 million to $130.5 million during the period.

We believe that our cash and cash equivalents of $28.5 million as of December 31, 2018 and available borrowing capacity of $293.4 million under our credit facility will be sufficient to fund our cash needs over the foreseeable future.

During the six months ended December 31, 2018, we made pension contributions of $3.3 million to our qualified defined benefit pension plans. We currently expect to make $2.4 million of additional contributions to our qualified defined benefit pension plans during the remainder of fiscal year 2019.

As of December 31, 2018, we had cash and cash equivalents of approximately $15 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. The Act required a one-time tax on previously deferred foreign earnings and generally provides for tax-free repatriations of these earnings beginning January 1, 2018. During the six months ended December 31, 2018, we repatriated cash of approximately $5 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of December 31, 2018). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2018, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of December 31, 2018:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	13.08 to 1.00
Consolidated debt to capital	55% (maximum)	30.1%

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

Operating Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of operating margin as adjusted to exclude the impact of raw material surcharge revenue and special items which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from operating income and operating margin is helpful in analyzing our operating performance as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding the surcharge and special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended December 31, 2018, as reported	$45.2	$(9.7)	$35.5	$0.73
Special items:
Acquisition-related costs	1.2	—	1.2	0.03

Three months ended December 31, 2018, as adjusted	$46.4	$(9.7)	$36.7	$0.76

* Impact per diluted share calculated using weighted average common shares outstanding of 48.0 million for the three months ended December 31, 2018.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income	Earnings Per Diluted Share*
Three months ended December 31, 2017, as reported	$33.7	$58.4	$92.1	$1.92
Special items:
Impact of US tax reform and other legislative changes	—	(66.0)	(66.0)	(1.37)

Three months ended December 31, 2017, as adjusted	$33.7	$(7.6)	$26.1	$0.55

* Impact per diluted share calculated using weighted average common shares outstanding of 47.6 million for the three months ended December 31, 2017.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Six months ended December 31, 2018, as reported	$85.5	$(18.5)	$67.0	$1.38
Special items:
Acquisition-related costs	1.2	—	1.2	0.03

Six months ended December 31, 2018, as adjusted	$86.7	$(18.5)	$68.2	$1.41

* Impact per diluted share calculated using weighted average common shares outstanding of 48.1 million for the six months ended December 31, 2018.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income	Earnings Per Diluted Share*
Six months ended December 31, 2017, as reported	$68.9	$46.6	$115.5	$2.41
Special items:
Impact of US tax reform and other legislative changes	—	(66.0)	(66.0)	(1.38)

Six months ended December 31, 2017, as adjusted	$68.9	$(19.4)	$49.5	$1.03

* Impact per diluted share calculated using weighted average common shares outstanding of 47.5 million for the six months ended December 31, 2017.

Management believes that the presentation of earnings per share adjusted to exclude special items is helpful in analyzing the operating performance of the Company, as these items are not indicative of ongoing operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. Adjusted earnings per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
($ in millions)	2018	2017
Net cash provided from operating activities	$47.2	$17.3
Purchases of property, plant, equipment and software	(81.7)	(55.7)
Proceeds from disposals of property and equipment	0.1	—
Acquisition of business, net of cash acquired	(79.0)	—
Dividends paid	(19.3)	(17.2)
Free cash flow	$(132.7)	$(55.6)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2018, the Company decreased the liability for a Company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2018 and June 30, 2018 were $15.9 million and $16.1 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

As of December 31, 2018, we had six reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 58 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes five reporting units with goodwill recorded.

As of June 30, 2018, the fair value of the SAO reporting unit exceeded the carrying value by over 41 percent.  The goodwill recorded related to the SAO reporting unit as of June 30, 2018 was $195.5 million. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO’s fair value, we used a weighted average cost capital of 9.5 percent and a terminal growth rate assumption of 3 percent.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology’s filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2018, Form 10-Q for the quarter ended September 30, 2018, and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter Technology’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions, including LPW Technology Ltd.; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; and (15) fluctuations in oil and gas prices and production. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2018, we had approximately $18.1 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 55 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2018 is provided in Note 12 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on December 31, 2018, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on that evaluation, our management, including the President and Chief Executive Officer and Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of December 31, 2018 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2018 Annual Report on Form 10-K adequately disclose the material risks that we face except as set forth below.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended December 31, 2018, however employees surrendered 4,239 shares to the Company, at an average purchase price of $47.54, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

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
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: January 31, 2019	/s/ Timothy Lain
Timothy Lain
Vice President and Chief Financial Officer

(Principal Financial Officer)