Form 10-K
period 2019-06-30
CARPENTER TECHNOLOGY CORP
filed 2019-08-29
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 Market Street, 15th Floor Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

610-208-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 Par Value	CRS	New York Stock Exchange
Title of each class	Trading Symbol	Name of each exchange on which registered

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files)
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2018 was $1,687,208,892, based on the closing price per share of the registrant’s common stock on that date of $35.61 as reported on the New York Stock Exchange.

As of August 15, 2019, 47,664,249 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2019 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

(c)              Narrative Description of Business:
 (1)               General:

We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, transportation, energy, industrial, medical and consumer end-use markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing processes and soft magnetics applications. We have expanded our additive manufacturing capabilities to provide a complete “end-to-end” solution to accelerate materials innovation and streamline parts production.

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

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the CalRAM business, the LPW Technology Ltd. business and the Latrobe and Mexico distribution businesses. The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.
(2)                 Raw Materials:

Our business depends on continued receipt of critical raw materials for our day to day operations. These raw materials include nickel, cobalt, chromium, manganese, molybdenum, titanium, iron and scrap containing the named alloys. Some of the sources of these raw materials, many of which are international, could be subject to potential interruptions of supply as a result of political events, labor unrest or other reasons. These potential interruptions could cause material shortages and affect availability and price. We have arrangements with certain vendors to provide consigned materials at our manufacturing facilities available for our consumption as necessary.

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

(4)                Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest, principally because of annual plant vacation and maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2019	2018	2017
September 30,	24%	22%	22%
December 31,	23	22	24
March 31,	26	27	26
June 30,	27	29	28
	100%	100%	100%

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of income. One customer, Arconic Inc., accounted for approximately 11 percent, 12 percent and 11 percent of net sales for the years ended June 30, 2019, 2018 and 2017, respectively. Approximately 12 percent of the accounts receivable outstanding at June 30, 2019 is due from one customer, Arconic Inc. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2018. See Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

(6)                Backlog:

As of June 30, 2019, we had a sales backlog of orders excluding surcharge, believed to be firm, of approximately $800 million, substantially all of which is expected to be shipped within fiscal year 2020. Our backlog of orders excluding surcharge as of June 30, 2018 was approximately $568 million.

(7)                Competition:

We are leaders in specialty materials for critical applications with 130 years of metallurgical and manufacturing expertise. Our business is highly competitive. We manufacture and supply materials to a variety of end-use market sectors and compete with various companies depending on the end-use market, product or geography. A significant portion of the products we produce are highly engineered materials for demanding applications. There are less than ten companies producing one or more similar products that we consider our major competitors for our high-value products used in demanding applications, particularly in our Aerospace and Defense and Energy end-use markets. These products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer. Our experience, technical capabilities, product offerings and research and development efforts represent barriers to existing and potential competitors.

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
(8)                Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $23.3 million, $19.3 million and $16.9 million in fiscal years 2019, 2018 and 2017, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.
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

Our costs of maintaining and operating environmental control equipment were $15.6 million, $13.0 million and $12.4 million for fiscal years 2019, 2018 and 2017, respectively. The capital expenditures for environmental control equipment were $1.7 million, $1.2 million and $0.8 million for fiscal years 2019, 2018 and 2017, respectively. We anticipate spending approximately $4 million on major domestic environmental capital projects over the next five fiscal years. This includes approximately $1 million in fiscal year 2020. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(10)         Employees:

As of June 30, 2019, our total workforce consisted of approximately 5,100 employees, which included approximately 150 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2019, and approximately 500 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires August 1, 2020. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $773.5 million, $728.3 million and $599.3 million in fiscal years 2019, 2018 and 2017, respectively. Long-lived assets held outside of the United States were $30.6 million and $27.0 million as of June 30, 2019 and 2018, respectively. For further information on domestic and international sales, see Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2019. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically.  Such information can be accessed through the Internet at www.sec.gov.
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

We rely on third parties to supply certain raw materials and supplies that are critical to the manufacture of our products and we may not be able to access alternative sources of these raw materials if the suppliers are unwilling or unable to meet our demand.

Costs of certain critical raw materials, such as nickel, cobalt, chromium, manganese, molybdenum, titanium, iron and scrap containing these alloys have been volatile due to factors beyond our control. We expect to mitigate most of the adverse impact of rising raw material costs through raw material surcharges, indices to customers and raw material forward contracts, but changes in business conditions could adversely affect our ability to recover rapid increases in raw material costs and may adversely affect our results of operations.

In addition, the availability of critical raw materials and supplies is subject to factors that are not in our control. In some cases, these critical raw materials and supplies are purchased from suppliers operating in countries that may be subject to unstable political and economic conditions. At any given time, we may be unable to obtain an adequate supply of these critical raw materials and supplies on a timely basis, at prices and other terms acceptable to us, or at all.

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

We have obligations to provide substantial benefits to active and retired employees, and most of the associated costs are paid by the Company and are not covered by insurance. In addition, certain employees are covered by defined benefit pension plans, with the majority of our plans covering employees in the United States. Benefits accrued to eligible participants of our largest qualified defined benefit pension plan and certain non-qualified pension plans were frozen effective December 31, 2016. Many domestic and international competitors do not provide defined benefit plans and/or retiree health care plans, and other international competitors operate in jurisdictions with government sponsored health care plans that may offer them a cost advantage. A decline in the value of plan investments in the future, an increase in costs or liabilities or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. A requirement to accelerate or increase pension contributions in the future could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Political and scientific debates related to the impacts of greenhouse gas emissions on the global climate are prevalent. Regulation or some form of legislation aimed at reducing the greenhouse gas emissions is currently being considered both in the United States and globally. As a specialty alloy manufacturer, we will be affected, both directly and indirectly, if climate change legislation, such as use of a “cap and trade” system, is enacted and implemented. Such legislation could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Litigation claims relate to the conduct of our currently and formerly owned businesses, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and international laws and regulations, personal injury, patent infringement and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material effect on our results of operations, financial condition and cash flows.

A portion of our workforce is covered by collective bargaining agreements and union attempts to organize our other employees may cause work interruptions or stoppages.

Approximately 150 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement. This agreement expires in August 2019. Approximately 500 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement.  This agreement expires in August 2020. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions or lack of availability in the supply of energy resources could temporarily impair the ability to operate our production facilities. Further, increases in energy costs, or changes in costs relative to energy costs paid by competitors, have affected and may continue to adversely affect our profitability. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive, increased energy prices may have an adverse effect on our results of operations, financial condition and cash flows.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 2, 2019. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

Our international operations and global sales expose us to various risks including the impact of tariffs, which may adversely affect our business.

Risks associated with international operations include without limitation: political and economic instability, including weak conditions in the world’s economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in duties, quotas, tariffs and taxes; changes in taxation including the ability to repatriate earnings; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into U.S. dollars). In addition, we will need to invest in building our capabilities and infrastructure to meet our international growth goals. Any of these factors could materially adversely affect our results for the period in which they occur.

Significant changes to United States and international trade policies continue to emerge and activity levels have increased with regard to new import and export tariffs, retaliatory tariffs, and quotas; modifications to international trade policy; the withdrawal from or renegotiation of certain trade agreements; and other changes. These changes could materially adversely impact our business or require us to make changes to our current business practices or supply chain. We also continue to evaluate the potential effect of Brexit, the United Kingdom’s planned departure from the European Union, on our business operations and financial results.

We value most of our inventory using the LIFO method, which could be repealed resulting in adverse effects on our cash flows and financial condition.

The cost of our inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out (“FIFO”) value. As of June 30, 2019, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $178 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

We depend on the retention of key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and production positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

Cybersecurity attacks and other security breaches or failures in functionality of our information technology (“IT”) and computer systems could adversely impact our financial condition and results of operations and compromise the integrity of confidential data.

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

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our IT networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Cybersecurity attacks are evolving in both frequency and sophistication and could be made by both internal and external individuals or groups with an extensive range of motives. If we are unable to prevent cybersecurity attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

We are in the process of implementing a new enterprise resource planning system and problems with the design or implementation of this system could interfere with our business and operations.

We are engaged in a multi-year implementation of a global enterprise resource planning ("ERP") system which is planned to be deployed in phases. The new ERP system will replace multiple current business systems and is being designed to improve manufacturing planning, development and processes, accurately maintain books and records, record transactions and provide important information of the operations of our business to our management. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial resources as well as a considerable allocation of personnel for the project. While we have invested, and continue to invest, significant resources in planning and project management, implementation issues may arise during the course of implementing the ERP system, and it is possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our financial condition and results of operations.

The carrying value of goodwill and other long-lived assets may not be recoverable.

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

Our ability to produce timely and accurate financial statements may be impacted if we fail to maintain an effective system of disclosure controls and internal controls over financial reporting.

We are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

As disclosed in Item 8. of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting”, we identified a material weakness related to the accuracy and completeness of the data inputs for price, quantity and related customer data during the billing process. There were no misstatements identified in our annual or interim consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing changes to our internal control over financial reporting to remediate the material weakness. We cannot assure, however, that remediation efforts will be effective, and the enhanced controls and procedures could require increased management time, attention, and resources.
Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal locations of our primary domestic integrated mills in our SAO segment are located in Reading and Latrobe, Pennsylvania and Athens, Alabama. In addition, SAO manufactures large diameter hollow bar in Orwigsburg, Pennsylvania and Elyria, Ohio and operates a mini mill manufacturing stainless steel bar and wire in Hartsville, South Carolina. The principal locations for PEP businesses include titanium alloy production facilities located in Washington, Pennsylvania and Clearwater, Florida, powder products manufacturing facilities in Bridgeville, Pennsylvania, Athens, Alabama, Woonsocket, Rhode Island and Bruceton Mills, West Virginia, additive manufacturing facilities in Camarillo, California and Liverpool, United Kingdom and a facility in Houston, Texas for manufacturing of machined components used in the drilling, exploration and production of oil and gas. The PEP segment includes one owned service center in White House, Tennessee. Properties also include domestic leased warehouses and service centers located in Houston, Texas; San Antonio, Texas; Midland, Texas; Oklahoma City, Oklahoma; Casper, Wyoming; Lafayette, Louisiana; Washington, West Alexander and Imperial, Pennsylvania; Vienna, Ohio and Chicago, Illinois.

The Reading, Hartsville, Washington, Bridgeville, Orwigsburg, Elyria, Woonsocket, Latrobe, Houston and Athens facilities are owned. The Clearwater facility is owned, but the land is leased.

We also own or lease manufacturing facilities, distribution centers, service centers and sales offices in a number of foreign countries, including Belgium, Canada, China, Mexico, Singapore, Sweden, Taiwan, the United Arab Emirates and the United Kingdom.

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

In addition, from time to time, we are a party to certain routine claims and legal actions and other contingent liabilities incident to the normal course of business which pertain to litigation, product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws and regulations, personal injury claims, patent infringement and tax issues. Based on information currently available, the ultimate resolution of our known contingencies, individually or in the aggregate and including the matters described in Note 12 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our financial position, cash flows or results of operations. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.
See the “Contingencies” section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the “Contingencies and Commitments” section included in Note 12 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

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

Timothy Lain was appointed Vice President and Chief Financial Officer effective September 14, 2018. Mr. Lain joined Carpenter in June 2007 and since June 2013 served as the Vice President-Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Lain served as Audit Director at McGladrey & Pullen LLP, a certified public accounting firm.

James D. Dee was appointed Vice President, General Counsel and Secretary effective September 13, 2010. Mr. Dee joined Carpenter from C&D Technologies where he last served as Senior Vice President, General Counsel, Secretary and Chief Administrative Officer. Prior to his tenure at C&D Technologies, Mr. Dee was employed by the law firm of Montgomery, McCracken, Walker & Rhodes, LLP. Mr. Dee also worked 16 years at SPS Technologies, Inc., where he last served as Vice President, General Counsel and Secretary.

Brian J. Malloy was appointed Vice President and Chief Commercial Officer effective March 11, 2016. Mr. Malloy joined Carpenter in August 2015 as Vice President, Sales & Customer Service for SAO. Prior to joining Carpenter, Mr. Malloy worked for Global Precision Tubes where he was the Senior Vice President & Chief Strategy Officer. During Mr. Malloy's two years in this role, he was responsible for business development, strategy and the commercial organizations. Mr. Malloy's previous experience includes key roles at Alcoa, Inc., where his last position was Vice President, Commercial for Industrial Gas Turbines in the Power and Propulsion business unit.

Michael Murtagh was appointed Vice President and Group President, Specialty Alloys Operations effective July 1, 2018. Mr. Murtagh joined Carpenter in October 2016 and served as Vice President and Chief Technology Officer. Prior to Carpenter, Mr. Murtagh was employed by Unifrax where he was responsible for corporate research and development, and innovation, process and capital engineering, new business development and intellectual property. Prior to Unifrax, Mr. Murtagh was with James Hardie, a global building materials company, as Vice President – Research, Development & Central Operations. Mr. Murtagh began his career with Corning in 1999, where he spent more than ten years as a research scientist and plant operations manager for one of the world’s leaders in glass, ceramics, and advanced materials.

			Assumed Present Position
Name	Age	Position
Tony R. Thene	58	President and Chief Executive Officer	July 2015

Timothy Lain	47	Vice President and Chief Financial Officer	September 2018

James D. Dee	62	Vice President, General Counsel and Secretary	September 2010

Brian J. Malloy	52	Vice President and Chief Commercial Officer	March 2016

Michael Murtagh	47	Vice President and Group President, Specialty Alloys Operations	July 2018

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2019		Fiscal Year 2018
Period Ended:	High	Low	High	Low
September 30,	$60.78	$51.52	$48.19	$36.20

December 31,	$60.11	$32.77	$53.61	$44.08

March 31,	$48.88	$34.40	$54.61	$42.44

June 30,	$53.00	$40.04	$61.49	$41.75

Annual June 30,	$60.78	$32.77	$61.49	$36.20

The range of our common stock price on the NYSE from July 1, 2019 to August 15, 2019 was $44.13 to $49.27. The closing price of the common stock was $44.13 on August 15, 2019.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 and $0.18 per share of common stock during each quarter of fiscal years 2019 and 2018, respectively.

As of August 15, 2019, there were 1,971 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group for fiscal year ended June 30, 2019, and prior four fiscal years. The cumulative total return assumes an investment of $100 on June 30, 2014 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

* $100 invested on June 30, 2014 in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data Sourced from Bloomberg
Copyright © 2019 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2019 Russell Investments

	2014	2015	2016	2017	2018	2019
Carpenter Technology Corporation	$100.00	$62.10	$54.10	$62.60	$89.20	$82.70
S&P Midcap 400	$100.00	$106.40	$107.80	$127.80	$145.00	$147.00
Russell Materials & Processing Growth	$100.00	$103.10	$105.00	$132.40	$141.30	$139.00

Issuer Purchases of Equity Securities

Employees surrendered 31,860 shares to the Company, at an average purchase price of $47.90, during the fourth quarter of fiscal year 2019, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6.  Selected Financial Data

Five-Year Financial Summary
in millions, except per share data
(Fiscal years ended June 30,)

	2019 (a)	2018(b)	2017(c)	2016(d)(f)	2015 (e)(f)
Summary of Operations:
Net sales	$2,380.2	$2,157.7	$1,797.6	$1,813.4	$2,226.7
Operating income	$241.4	$189.3	$121.5	$70.8	$119.3
Net income	$167.0	$188.5	$47.0	$11.3	$58.7
Financial Position at Year-End:
Cash and cash equivalents	$27.0	$56.2	$66.3	$82.0	$70.0
Total assets	$3,187.8	$3,007.0	$2,878.1	$2,794.3	$2,902.6
Long-term debt, net of current portion	$550.6	$545.7	$550.0	$611.3	$603.8
Per Common Share:
Net earnings:
Basic	$3.46	$3.96	$0.99	$0.23	$1.11
Diluted	$3.43	$3.92	$0.99	$0.23	$1.11
Cash dividend-common	$0.80	$0.72	$0.72	$0.72	$0.72
Weighted Average Common Shares Outstanding:
Basic	47.7	47.2	47.0	48.1	52.6
Diluted	48.1	47.6	47.1	48.2	52.7

(a) Fiscal year 2019 included $1.2 million of acquisition-related costs related to LPW Technology Ltd. See Note 4 in the Notes to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report.

(b) Fiscal year 2018 included $68.3 million of discrete income tax net benefits related to the U.S. tax reform and other legislative changes. See Note 17 in the Notes to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report.

(c) Fiscal year 2017 included $3.2 million of loss on divestiture of business. See Note 4 in the Notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this report.

(d) Fiscal year 2016 included $22.5 million of excess inventory write-down charges, $12.5 million of goodwill impairment charges and $18.0 million of restructuring and impairment charges including $7.6 million of impairment of intangible assets and property, plant and equipment and $10.4 million of restructuring costs related primarily to an early retirement incentive and other severance related costs.

(e) Fiscal year 2015 included $29.1 million of restructuring costs related principally to workforce reduction, facility closures and write-down of certain assets.

(f) The weighted average common shares outstanding for fiscal years 2016 and 2015 included 5.5 million and 0.9 million less shares, respectively, related to the share repurchase program authorized in October 2014. During the fiscal years ended June 30, 2016 and 2015, we repurchased 3,762,200 shares and 2,995,272 shares, respectively, of common stock for $123.9 million and $124.5 million, respectively.

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

We are a producer and distributor of premium specialty alloys, including titanium alloys, powder metals, stainless steels, alloy steels, and tool steels as well as drilling tools. We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, transportation, energy, medical, industrial and consumer markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing ("AM") processes and soft magnetics applications. We have expanded our AM capabilities to provide a complete “end-to-end” solution to accelerate materials innovation and streamline parts production. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2019	2018	2017
Net sales	$2,380.2	$2,157.7	$1,797.6

Net sales excluding surcharge revenue (1)	$1,942.1	$1,792.3	$1,558.4

Operating income	$241.4	$189.3	$121.5

Net income	$167.0	$188.5	$47.0

Diluted earnings per share	$3.43	$3.92	$0.99

Purchases of property, plant, equipment and software	$180.3	$135.0	$98.5

Free cash flow (1)	$(53.7)	$34.7	$(16.8)

Pounds sold (in thousands) (2)	267,536	265,620	236,346

(1)  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

(2)  Includes pounds from Specialty Alloys Operations segment, and certain Performance Engineered Products segment businesses including Dynamet, Carpenter Powder Products and LPW Technology Ltd.

     Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2019		2018		2017
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$1,327.9	56%	$1,182.3	55%	$973.3	54%
Medical	205.0	8	175.3	8	125.5	7
Energy	181.7	8	146.5	7	138.0	8
Transportation	157.7	6	157.0	7	143.9	8
Industrial and Consumer	371.5	16	364.9	17	298.2	17
Distribution	136.4	6	131.7	6	118.7	6
Total net sales	$2,380.2	100%	$2,157.7	100%	$1,797.6	100%

Impact of Raw Material Prices and Product Mix

We value most of our inventory utilizing the LIFO inventory costing methodology. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may have been acquired at potentially significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher cost of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower cost of sales.

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

Approximately 25 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from other comprehensive income together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer long-term arrangements.

We produce hundreds of grades of materials, with a wide range of pricing and profit levels depending on the grade. In addition, our product mix within a period is subject to the fluctuating order patterns of our customers as well as decisions we may make on participation in certain products based on available capacity including the impacts of capacity commitments we may have under existing customer agreements. While we expect to see positive contribution from a more favorable product mix in our margin performance over time, the impact by period may fluctuate, and period to period comparisons may vary.
Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. The following is a summary of the net periodic benefit costs for the years ended June 30, 2019, 2018 and 2017:

	Years Ended June 30,
($ in millions)	2019	2018	2017
Pension plans	$9.8	$11.3	$45.8
Other postretirement plans	1.8	2.9	2.6
Net periodic benefit costs	$11.6	$14.2	$48.4

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

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other income (expense), net. The following is a summary of the classification of net pension expense for the years ended June 30, 2019, 2018 and 2017:

	Years Ended June 30,
($ in millions)	2019	2018	2017
Cost of sales
Service cost	$10.0	$10.5	$20.2
Total cost of sales	10.0	10.5	20.2
Selling, general and administrative expenses
Service cost	1.5	1.6	3.9
Total selling, general and administrative expenses	1.5	1.6	3.9
Other expense
Pension earnings, interest and deferrals	0.1	2.1	23.8
Curtailment charge	—	—	0.5
Total other expense	0.1	2.1	24.3
Net pension expense	$11.6	$14.2	$48.4

As of June 30, 2019 and 2018, amounts capitalized in gross inventory were $1.7 million and $1.7 million, respectively.
Operating Performance Overview

We believe fiscal year 2019 was a successful year as strong execution of our commercial and manufacturing strategies combined with growing market demand across most markets resulted in our best operating income performance since fiscal year 2013. We made significant progress in the following areas:

•	We expanded customer relationships through market share gains with new and existing customers based on the strength of our solutions focused customer approach.

•	Through the ongoing implementation of the Carpenter Operating Model, we have unlocked incremental capacity through efficiency and productivity improvements across our SAO and PEP businesses.

•	Our Athens, Alabama facility continues to gain qualifications of submitted Aerospace Vendor Approved Processes contributing to increased capacity.

•	We expanded our leading additive manufacturing platform with the acquisition of LPW Technology Ltd.

•	We increased our focus and investment in core growth areas such as additive manufacturing and soft magnetics.

Results of Operations — Fiscal Year 2019 Compared to Fiscal Year 2018

For fiscal year 2019, we reported net income of $167.0 million, or $3.43 per diluted share. Excluding special items, earnings per share would have been $3.46 per diluted share for fiscal year 2019. This compares with net income of $188.5 million, or $3.92 per diluted share, a year earlier. Excluding special items, earnings per share would have been $2.50 per diluted share for fiscal year 2018. Our fiscal year 2019 results reflect strong market conditions combined with our solutions focused approach that drove increasing sales in the majority of our end-use markets and further implementation of the Carpenter Operating Model.

Net Sales

Net sales for fiscal year 2019 were $2,380.2 million, which was a 10 percent increase from fiscal year 2018. Excluding surcharge revenue, sales were 8 percent higher than fiscal year 2018 on 1 percent higher volume. The results reflect stronger demand and improved product mix across key end-use markets demonstrating our focus on high-value solutions and market share gain by deepening our existing relationships and adding new customers.

Geographically, sales outside the United States increased 6 percent from fiscal year 2018 to $773.5 million. The increase is primarily due to stronger product demand in the Aerospace and Defense end-use market in Asia Pacific, South America and Canada partially offset by lower demand in Europe. In addition, demand was stronger in the Energy and Medical end-use markets in Europe and Asia Pacific. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $4.5 million decrease in sales during fiscal year 2019 compared to fiscal year 2018. International sales as a percentage of our total net sales represented 32 percent and 34 percent for fiscal year 2019 and fiscal year 2018, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period.

	Fiscal Year		$ Increase	% Increase
($ in millions)	2019	2018
Aerospace and Defense	$1,327.9	$1,182.3	$145.6	12%
Medical	205.0	175.3	29.7	17%
Energy	181.7	146.5	35.2	24%
Transportation	157.7	157.0	0.7	—%
Industrial and Consumer	371.5	364.9	6.6	2%
Distribution	136.4	131.7	4.7	4%
Total net sales	$2,380.2	$2,157.7	$222.5	10%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Aerospace and Defense	$1,051.5	$957.1	$94.4	10%
Medical	176.3	149.3	27.0	18%
Energy	154.3	131.3	23.0	18%
Transportation	126.6	127.9	(1.3)	(1)%
Industrial and Consumer	298.5	295.9	2.6	1%
Distribution	134.9	130.8	4.1	3%
Total net sales excluding surcharge revenue	$1,942.1	$1,792.3	$149.8	8%

Sales to the Aerospace and Defense market increased 12 percent from fiscal year 2018 to $1,327.9 million. Excluding surcharge revenue, sales increased 10 percent on 2 percent higher shipment volume. The results reflect the impact of stronger demand for materials used across all aerospace sub-markets and defense, driven by aerospace engines, fasteners, avionics and program specific defense applications.

Sales to the Medical market increased 17 percent to $205.0 million from fiscal year 2018. Excluding surcharge revenue, sales increased 18 percent on 17 percent higher shipment volume. The results reflect improved product mix for higher value solutions, market share gains with key customers and the positive impact of supply chain inventory rebuilding for titanium materials within the surgical and cardiology sub-markets.

Sales to the Energy market of $181.7 million reflected a 24 percent increase from fiscal year 2018. Excluding surcharge revenue, sales increased 18 percent. The results were driven by revenue and volume increases during the first half of the fiscal year in the oil and gas sub-market, particularly rental and replacement activity through our Amega West Services (“Amega West”) business, and higher demand for materials used in power generation applications.

Transportation market sales remained flat from fiscal year 2018 at $157.7 million. Excluding surcharge revenue, sales decreased 1 percent on 6 percent lower shipment volume. The results reflect a strengthening of heavy-duty truck applications, partially offset by trade actions and global economic uncertainty.

Industrial and Consumer market sales increased 2 percent to $371.5 million for fiscal year 2019. Excluding surcharge revenue, sales increased 1 percent on 4 percent lower shipment volume. The results reflect the impact of stronger demand for materials used in consumer goods including the sporting sub-market.

Gross Profit

Gross profit in fiscal year 2019 increased to $444.8 million, or 18.7 percent of net sales from $382.3 million, or 17.7 percent of net sales for fiscal year 2018. Excluding the impact of the surcharge revenue, our gross margin in fiscal year 2019 was 22.9 percent compared to 21.3 percent in fiscal year 2018. The results reflect the impact of improved product mix coupled with capacity gains and operating cost reductions compared to the same period a year ago. Fiscal year 2019 also reflects an $11.4 million benefit related to an insurance recovery in our third fiscal quarter.

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

	Fiscal Year
($ in millions)	2019	2018
Net sales	$2,380.2	$2,157.7
Less: surcharge revenue	438.1	365.4
Net sales excluding surcharge revenue	$1,942.1	$1,792.3

Gross profit	$444.8	$382.3

Gross margin	18.7%	17.7%

Gross margin excluding surcharge revenue	22.9%	21.3%
Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2019 were $203.4 million, or 8.5 percent of net sales (10.5 percent of net sales excluding surcharge revenue), compared to $193.0 million, or 8.9 percent of net sales (10.8 percent of net sales excluding surcharge revenue), in fiscal year 2018. Selling, general and administrative expenses increased in fiscal year 2019 primarily due to higher depreciation, insurance and acquisition related costs partially offset by lower variable compensation expense compared to fiscal year 2018.
Operating Income

Our operating income in fiscal year 2019 increased to $241.4 million, or 10.1 percent of net sales as compared with $189.3 million, or 8.8 percent of net sales in fiscal year 2018. Excluding surcharge revenue and special items, adjusted operating margin was 12.5 percent for the fiscal year 2019 and 10.6 percent for the same period a year ago. The increase in the operating margin reflects steady demand and improved product mix coupled with operating cost improvements offset by higher selling, general and administrative expenses compared to the same period a year ago.

The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales and special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2019	2018
Net sales	$2,380.2	$2,157.7
Less: surcharge revenue	438.1	365.4
Net sales excluding surcharge revenue	$1,942.1	$1,792.3

Operating income	$241.4	$189.3

Special items:
Acquisition-related costs	1.2	—
Adjusted operating income excluding special items	$242.6	$189.3

Operating margin	10.1%	8.8%

Adjusted operating margin excluding surcharge revenue and special items	12.5%	10.6%
Interest Expense

Fiscal year 2019 interest expense was $26.0 million compared to $28.3 million in fiscal year 2018. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt. Interest expense for fiscal year 2019 includes net losses from interest rate swaps of $0.2 million compared with $0.4 million of net gains from interest rate swaps for fiscal year 2018. Capitalized interest reduced interest expense by $5.1 million for fiscal year 2019 compared to $2.8 million in fiscal year 2018.
Other Income (Expense), Net

Other income for fiscal year 2019 was $0.6 million as compared with other expense of $0.8 million a year ago.
Income Taxes

Our effective tax rate (income tax expense (benefit) as a percent of income before taxes) for fiscal year 2019 was 22.7 percent as compared to negative 17.7 percent in fiscal year 2018. Excluding the discrete tax benefits recorded in connection with U.S. Tax reform of $68.3 million that are discussed below, our effective tax rate for fiscal year 2018 would have been 25.0 percent.

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The permanent reduction to the U.S. federal corporate income tax rate from 35 percent to 21 percent was effective January 1, 2018. Based on the Company’s interpretation of the Act, during fiscal year 2018, the Company recorded a provisional tax charge of $5.0 million for the transition tax and a provisional tax benefit of $74.6 million for the remeasurement of deferred tax assets and liabilities. The accounting for the income tax effects of the Act was completed by December 31, 2018. A discrete tax benefit of $0.2 million was recorded for the transition tax offset by a discrete tax charge of $0.2 million for the remeasurement of deferred tax assets and liabilities in the three months ended December 31, 2018. Under the Act, the transition tax is being paid over an eight year period beginning in fiscal year 2019.

Fiscal year 2019 income tax expense includes tax benefits of $1.8 million as a result of changes in the Company’s prior year tax positions.

In addition to the impact of the Act discussed above, fiscal year 2018 tax expense also included a tax charge of $1.3 million for increases in certain state valuation allowances for deferred tax assets resulting from the impact of a state law change that will limit the Company’s ability to utilize state net operating loss carryforwards partially offset by the impact of limitations on interest expense as a result of the Act.

The Act also established new tax provisions that became effective in fiscal year 2019, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. The Company has made an accounting policy election to treat future GILTI inclusions in U.S. taxable income as a current period expense when incurred.

Undistributed earnings of our foreign subsidiaries, totaling $77.8 million were considered permanently reinvested. Following enactment of the Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. If these earnings were to be repatriated, approximately $0.3 million of tax expense would be incurred.

See Note 17 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for a full reconciliation of the statutory federal tax rate to the effective tax rates.
Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		(Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2019	2018
Specialty Alloys Operations	256,360	258,326	(1,966)	(1)%
Performance Engineered Products *	13,752	12,388	1,364	11%
Intersegment	(2,576)	(5,094)	2,518	49%
Consolidated pounds sold	267,536	265,620	1,916	1%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and LPW Technology Ltd. businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2019	2018
Specialty Alloys Operations	$1,967.3	$1,803.8	$163.5	9%
Performance Engineered Products	479.8	429.7	50.1	12%
Intersegment	(66.9)	(75.8)	8.9	12%
Total net sales	$2,380.2	$2,157.7	$222.5	10%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2019	2018
Specialty Alloys Operations	$1,536.6	$1,434.1	$102.5	7%
Performance Engineered Products	467.0	426.3	40.7	10%
Intersegment	(61.5)	(68.1)	6.6	10%
Total net sales excluding surcharge revenue	$1,942.1	$1,792.3	$149.8	8%

Specialty Alloys Operations Segment

Net sales in fiscal year 2019 for the SAO segment increased 9 percent to $1,967.3 million, as compared with $1,803.8 million in fiscal year 2018. Excluding surcharge revenue, net sales increased 7 percent from a year ago. The fiscal year 2019 net sales reflected 1 percent lower shipment volume as compared to fiscal year 2018. The results reflect the impact of a higher valued product mix driven by increased demand in our premium products compared to the same period a year ago.

Operating income for the SAO segment in fiscal year 2019 was $282.2 million, or 14.3 percent of net sales (18.4 percent of net sales excluding surcharge revenue), compared to $232.4 million, or 12.9 percent of net sales (16.2 percent of net sales excluding surcharge revenue), for fiscal year 2018. The increase in operating income reflects the impact of the higher valued product mix driven by the increased demand in our premium products compared to the same period a year ago.
Performance Engineered Products Segment

Net sales for fiscal year 2019 for the PEP segment were $479.8 million as compared with $429.7 million for fiscal year 2018. Excluding surcharge revenue, net sales increased 10 percent from a year ago. The results reflect an increase in sales primarily in the Medical and Energy end-use markets.

Operating income for the PEP segment for fiscal year 2019 was $30.0 million, or 6.3 percent of net sales, as compared with operating income of $26.1 million, or 6.1 percent of net sales for fiscal year 2018. The results reflect the continuing demand for titanium products combined with cost reduction initiatives as well as an $11.4 million benefit related to an insurance recovery in our third fiscal quarter.

Results of Operations — Fiscal Year 2018 Compared to Fiscal Year 2017

For fiscal year 2018, we reported net income of $188.5 million, or $3.92 per diluted share. Excluding special items, earnings per share would have been $2.50 per diluted share for fiscal year 2018. This compared to net income of $47.0 million, or $0.99 per diluted share, a year earlier. Excluding special items, earnings per share would have been $1.08 per diluted share for fiscal year 2017. Our fiscal year 2018 results reflected strong market conditions combined with our solutions focused approach that drove increasing sales in all of our end-use markets and further implementation of the Carpenter Operating Model.
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

Geographically, sales outside the United States increased 22 percent from fiscal year 2017 to $728.3 million. The increase is primarily due to stronger product demand in the Aerospace and Defense, Medical and Industrial and Consumer end-use markets in Europe and Asia Pacific. In addition, the Energy end-use market had stronger demand for oil and gas materials in Asia Pacific and Canada partially offset by weaker demand in Europe for power generation materials. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $9.3 million increase in sales during fiscal year 2018 compared to fiscal year 2017. International sales as a percentage of our total net sales represented 34 percent and 33 percent for fiscal year 2018 and fiscal year 2017, respectively.

 Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing performance of the business from period to period.

	Fiscal Year		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$1,182.3	$973.3	$209.0	21%
Medical	175.3	125.5	49.8	40%
Energy	146.5	138.0	8.5	6%
Transportation	157.0	143.9	13.1	9%
Industrial and Consumer	364.9	298.2	66.7	22%
Distribution	131.7	118.7	13.0	11%
Total net sales	$2,157.7	$1,797.6	$360.1	20%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2018	2017
Aerospace and Defense	$957.1	$817.1	$140.0	17%
Medical	149.3	115.7	33.6	29%
Energy	131.3	124.2	7.1	6%
Transportation	127.9	122.7	5.2	4%
Industrial and Consumer	295.9	260.7	35.2	14%
Distribution	130.8	118.0	12.8	11%
Total net sales excluding surcharge revenue	$1,792.3	$1,558.4	$233.9	15%

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

Gross Profit

Gross profit in fiscal year 2018 increased to $382.3 million, or 17.7 percent of net sales from $300.8 million, or 16.7 percent of net sales for fiscal year 2017. Excluding the impact of the surcharge revenue, our gross margin in fiscal year 2018 was 21.3 percent compared to 19.3 percent in fiscal year 2017. The results reflect the impact of stronger demand and improved product mix coupled with operating cost improvements compared to fiscal year 2017.

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

	Fiscal Year
($ in millions)	2018	2017
Net sales	$2,157.7	$1,797.6
Less: surcharge revenue	365.4	239.2
Net sales excluding surcharge revenue	$1,792.3	$1,558.4

Gross profit	$382.3	$300.8

Gross margin	17.7%	16.7%

Gross margin excluding surcharge revenue	21.3%	19.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2018 were $193.0 million, or 8.9 percent of net sales (10.8 percent of net sales excluding surcharge revenue), compared to $176.1 million, or 9.8 percent of net sales (11.3 percent of net sales excluding surcharge revenue), in fiscal year 2017. Selling, general and administrative expenses increased in fiscal year 2018 primarily due to higher variable compensation expense partially offset by lower pension expense compared to fiscal year 2017.

Operating Income

Our operating income in fiscal year 2018 increased to $189.3 million, or 8.8 percent of net sales as compared with $121.5 million, or 6.8 percent in net sales in fiscal year 2017. Excluding surcharge revenue and special items, adjusted operating margin was 10.6 percent for the fiscal year 2018 and 8.0 percent for fiscal year 2017. The increase in the operating margin reflects the stronger demand and improved product mix coupled with operating cost improvements partially offset by higher variable compensation expense compared to fiscal year 2017.

 Operating income has been impacted by special items. The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales and the loss on divestiture of business. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2018	2017
Net sales	$2,157.7	$1,797.6
Less: surcharge revenue	365.4	239.2
Net sales excluding surcharge revenue	$1,792.3	$1,558.4

Operating income	$189.3	$121.5

Special items:
Loss on divestiture of business	—	3.2
Adjusted operating income excluding special items	$189.3	$124.7

Operating margin	8.8%	6.8%

Adjusted operating margin excluding surcharge revenue and special items	10.6%	8.0%
Interest Expense

Fiscal year 2018 interest expense was $28.3 million compared to $29.8 million in fiscal year 2017. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt. Interest expense for fiscal year 2018 includes net gains from interest rate swaps of $0.4 million compared with $1.8 million of net gains from interest rate swaps for fiscal year 2017. Capitalized interest reduced interest expense by $2.8 million for fiscal year 2018 compared to $1.3 million in fiscal year 2017.

Other Expense, Net

Other expense, net for fiscal year 2018 was $0.8 million as compared with other expense, net of $21.5 million for fiscal year 2017. The Company adopted the provisions of ASU 2017-07, Compensation - Retirement Benefits (Topic 715), effective July 1, 2018 on a retrospective basis. For fiscal year ended June 30, 2018, $0.1 million and $2.0 million have been reclassified from cost of goods sold and selling, general and administrative expenses, respectively, to other income (expense), net on the consolidated statements of income. For fiscal year ended June 30, 2017, $16.5 million and $7.8 million have been reclassified from cost of goods sold and selling, general and administrative expenses, respectively, to other income (expense), net on the consolidated statements of income. See Note 2 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

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

During fiscal year 2018 in connection with the Act, we also recorded a provisional tax charge of $5.0 million for the transition tax. The Company determined that the amounts recorded for the transition tax are provisional because various components of the computation were not yet finalized as of June 30, 2018, including the following significant items: the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of June 30, 2018, the interpretation and identification of cash positions as of June 30, 2018, and computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017. Under the Act, the transition tax will be paid over an eight-year period beginning in fiscal year 2019.

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
Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2018	2017
Specialty Alloys Operations	258,326	227,744	30,582	13%
Performance Engineered Products *	12,388	10,902	1,486	14%
Intersegment	(5,094)	(2,300)	(2,794)	(121)%
Consolidated pounds sold	265,620	236,346	29,274	12%

* Pounds sold data for PEP segment includes Dynamet and Carpenter Powder Products businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$1,803.8	$1,461.6	$342.2	23%
Performance Engineered Products	429.7	366.6	63.1	17%
Intersegment	(75.8)	(30.6)	(45.2)	(148)%
Total net sales	$2,157.7	$1,797.6	$360.1	20%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2018	2017
Specialty Alloys Operations	$1,434.1	$1,221.8	$212.3	17%
Performance Engineered Products	426.3	365.7	60.6	17%
Intersegment	(68.1)	(29.1)	(39.0)	(134)%
Total net sales excluding surcharge revenue	$1,792.3	$1,558.4	$233.9	15%

Specialty Alloys Operations Segment

Net sales in fiscal year 2018 for the SAO segment increased 23 percent to $1,803.8 million, as compared with $1,461.6 million in fiscal year 2017. Excluding surcharge revenue, net sales increased 17 percent from fiscal year 2017. The fiscal year 2018 net sales reflected 13 percent higher shipment volume as compared to fiscal year 2017. The results reflect the impact of stronger product demand driven by improving market conditions across our end-use markets compared to fiscal year 2017.

 Operating income for the SAO segment in fiscal year 2018 was $232.4 million, or 12.9 percent of net sales (16.2 percent of net sales excluding surcharge revenue), compared to $172.3 million, or 11.8 percent of net sales (14.1 percent of net sales excluding surcharge revenue), for fiscal year 2017. The increase in operating income reflects the impact of higher product demand and stronger product mix driven by improving market conditions across our end-use markets compared to fiscal year 2017.
Performance Engineered Products Segment

Net sales for fiscal year 2018 for the PEP segment were $429.7 million as compared with $366.6 million for fiscal year 2017. Excluding surcharge revenue, net sales increased 17 percent from fiscal year 2017. The results reflect an increase in sales primarily in the Energy and Medical end-use markets.

Operating income for the PEP segment for fiscal year 2018 was $26.1 million, or 6.1 percent of net sales, as compared with operating income of $8.5 million, or 2.3 percent of net sales for fiscal year 2017. The results reflect the increasing demand for titanium products combined with ongoing improvements in our oil and gas businesses and cost reduction initiatives.

Liquidity and Financial Resources

We ended fiscal year 2019 with $27.0 million of cash and cash equivalents, a decrease of $29.2 million from fiscal year 2018. During fiscal year 2019 our cash provided from operating activities was $232.4 million as compared with $209.2 million in fiscal year 2018. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $53.7 million as compared to positive $34.7 million for the same period a year ago. Included in the free cash flow results during the current period is the acquisition of a business, LPW Technology Ltd., for a cash purchase price of $79.0 million. During the prior fiscal year, we acquired a business, MB CalRAM LLC, for a cash purchase price of $13.3 million. The free cash flow results also reflect higher capital spending levels in the current period as we increased our investment in key growth initiatives during fiscal year 2019.

Capital expenditures for property, plant, equipment and software were $180.3 million for fiscal year 2019 as compared to $135.0 million for fiscal year 2018. In fiscal year 2020, we expect capital expenditures to be approximately $170 million.

Dividends for fiscal year 2019 were $38.6 million, as compared with $34.4 million in the prior year and were paid at the quarterly rate of $0.20 and $0.18 per share of common stock in fiscal year 2019 and 2018, respectively.

For the fiscal years ended June 30, 2019, 2018 and 2017, interest costs totaled $31.1 million, $31.1 million and $31.1 million, respectively, of which $5.1 million, $2.8 million and $1.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

During fiscal year 2019, we made required minimum pension contributions of $5.5 million to one of our qualified pension plans, and are required to make cash contributions of $6.2 million during fiscal year 2020. Over the next five years, current estimates indicate that we will be required to make about $171.0 million of cash contributions to our pension plans, based on the laws in effect for pension funding as of June 30, 2019, and subject to market returns and interest rate assumptions.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. On March 31, 2017, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”) that extends to March 2022. As of June 30, 2019, we had $6.0 million of issued letters of credit and $19.7 million of short-term borrowings. The balance of the Credit Agreement ($374.3 million as of June 30, 2019) remains available to us. As of June 30, 2019, we had total liquidity of $401.3 million, including $27.0 million of cash and cash equivalents. The Credit Agreement provides flexibility to fund our ongoing cash requirements as needed. From time to time during the year ended June 30, 2019 we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the year ended June 30, 2019 was $77.9 million with daily outstanding borrowings ranging from $0.0 million to $154.5 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. In fiscal year 2019 we declared and paid quarterly cash dividends of $0.20 per share. In fiscal year 2018 and several years before, we declared and paid quarterly cash dividends of $0.18 per share.

As of June 30, 2019, we had cash and cash equivalents of approximately $22.6 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. The Act required a one-time tax on previously deferred foreign earnings and generally provides for tax-free repatriations of these earnings beginning January 1, 2018. During the fiscal year ended June 30, 2019, we repatriated cash of $9.8 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of June 30, 2019). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2019, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2019:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	15.03 to 1.00
Consolidated debt to capital	55% (maximum)	27%
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

Net Sales and Gross Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company’s board of directors and others. See our earlier discussions of “Gross Profit” for reconciliations of net sales and gross margin, excluding surcharge revenue and special items, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Adjusted Operating Income and Adjusted Operating Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of operating income and operating margin as adjusted to exclude the impact of raw material surcharge revenue and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from operating income and operating margin is helpful in analyzing our operating performance, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company’s board of directors and others. See our earlier discussion of operating income for a reconciliation of adjusted operating income and adjusted operating margin excluding special items to operating income and operating margin determined in accordance with U.S. GAAP. Adjusted operating income and adjusted operating margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share data)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2019, as reported	$216.0	$(49.0)	$167.0	$3.43

Special items:
Acquisition-related costs	1.2	—	1.2	0.03

Year ended June 30, 2019, as adjusted	$217.2	$(49.0)	$168.2	$3.46

* Impact per diluted share calculated using weighted average common shares outstanding of 48.1 million for the year ended June 30, 2019.

($ in millions, except per share data)	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2018, as reported	$160.2	$28.3	$188.5	$3.92

Special items:
Impact of U.S. tax reform and other legislative changes	—	(68.3)	(68.3)	(1.42)

Year ended June 30, 2018, as adjusted	$160.2	$(40.0)	$120.2	$2.50

* Impact per diluted share calculated using weighted average common shares outstanding of 47.6 million for the year ended June 30, 2018.

Management believes that the presentation of earnings per share adjusted to exclude the impact of special items is helpful in analyzing the operating performance of the Company, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company's board of directors and others. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted earnings per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2019	2018	2017
Net cash provided from operating activities	$232.4	$209.2	$130.3
Purchases of property, plant, equipment and software	(180.3)	(135.0)	(98.5)
Acquisition of businesses, net of cash acquired	(79.0)	(13.3)	(35.3)
Proceeds from divestiture of business	—	—	12.0
Proceeds from disposals of property, plant and equipment and assets held for sale	0.4	1.9	2.5
Proceeds from note receivable from sale of equity method investment	—	6.3	6.3
Proceeds from insurance recovery	11.4	—	—
Dividends paid	(38.6)	(34.4)	(34.1)
Free cash flow	$(53.7)	$34.7	$(16.8)

Management believes that the free cash flow measure provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management’s current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.
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

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the LIFO method. We also use the FIFO and average cost methods. As of June 30, 2019 and 2018, $173.2 million and $138.6 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan’s investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets. Return seeking assets include domestic and international equities and diversified loan funds. Liability matching assets include long duration bond funds. As the funding level of the plan improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy. The plan discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by $2.6 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by $0.6 million.

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

Goodwill

Goodwill is not amortized but instead is at least annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. The fair value is estimated using discounted cash flows and the use of market multiples valuation techniques. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts include significant judgments and assumptions relating to revenue growth rates. The cash flow forecasts are developed based on assumptions about each reporting unit’s markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance. The discount rates used in the discounted cash flow are estimated based on a market participant’s perspective of each reporting unit's weighted average cost of capital. The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption. The income tax rates used in the discounted cash flow analysis represent estimates of the long-term statutory income tax rates for each reporting unit based on the jurisdictions in which the reporting units operate.

As of June 30, 2019, we had six remaining reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 60 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes five reporting units with goodwill recorded.

As of June 30, 2019, the fair value of the SAO reporting unit exceeded the carrying value by approximately 32 percent.  The goodwill recorded related to the SAO reporting unit as of June 30, 2019 was $195.5 million. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO’s fair value, we used a weighted average cost of capital of 10 percent and a terminal growth rate assumption of 3 percent.

As of June 30, 2019, the fair value of Carpenter Powder Products (“Powders”) exceeded the carrying value by 8 percent. The goodwill recorded related to Powders as of June 30, 2019 was $22.0 million. The discounted cash flows analysis for the Powders reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and implement opportunities to reduce costs over the next several years.  For purposes of the discounted cash flow analysis for the Powders reporting unit's fair value, we used a weighted average cost capital of 14.5 percent and a terminal growth rate assumption of 3 percent.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2019 and 2018.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.
Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2019, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year
($ in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt (1)	$550.0	$—	$—	$250.0	$300.0	$—	$—
Estimated interest payments (2)	75.6	26.4	26.4	13.9	8.9	—	—
Operating leases	66.5	12.7	10.4	8.3	6.6	5.0	23.5
Qualified pension plan contributions (3)	242.8	6.2	23.0	45.5	48.9	47.4	71.8
Accrued post-retirement benefits (4)	148.2	14.7	15.1	15.1	15.1	15.1	73.1
Purchase obligations (5)	300.5	212.7	42.6	30.1	15.1	—	—
Non-qualified pension benefits (6)	33.1	3.4	3.5	3.5	3.4	3.3	16.0
Total	$1,416.7	$276.1	$121.0	$366.4	$398.0	$70.8	$184.4

(1)        Refer to Note 10 of our Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

(2)       Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates. No interest payments are included for any potential borrowings under our revolving credit facility.

(3)       Qualified pension plan contributions represent required minimum contributions for plan years beginning January 1, 2018 and thereafter. The amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States effective June 30, 2019. Estimated fiscal year contributions have been included through fiscal year 2029. The actual required pension contributions in future periods may be different.

(4)       Postretirement benefits for certain plans may be paid from corporate assets or certain designated plan assets maintained in a Voluntary Employee Benefit Association (“VEBA”) Trust. During fiscal years 2019 and 2018, benefit payments were funded using assets in the VEBA Trust. Estimated fiscal year postretirement benefit payments have been included through fiscal year 2029.

(5)       We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. We used June 30, 2019 raw material prices for commitments with variable pricing.

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2019 and 2018 were $16.1 million and $16.1 million, respectively.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, industrial, transportation, consumer, medical, and energy, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions, including LPW Technology Ltd ; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; and (15) fluctuations in oil and gas prices and production. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 16 to the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2019, we had approximately $15.8 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 60 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

Based on the current funding level, the allocation policy for our largest pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets. Return seeking assets include domestic and international equities and diversified loan funds. Liability matching assets include long duration bond funds. As the funding level of the plan improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy.

The status of our financial instruments as of June 30, 2019 is provided in Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2019, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control — Integrated Framework.

In connection with management’s assessment, as of June 30, 2019, management identified a deficiency in the design and maintenance of controls related to the accuracy and occurrence of our accounting for revenue, specifically to ensure accuracy and completeness of the price, quantity and customer data during the billing process.

There have been no misstatements identified in the annual or interim consolidated financial statements as a result of this deficiency. However, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that this deficiency constitutes a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019, based on the criteria in COSO 2013 Framework.

     The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Remediation Plan

We are in the process of implementing changes to our internal control over financial reporting and enhancing the design of controls over the billing process to remediate the control deficiency that led to the material weakness.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended June 30, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the accuracy and occurrence of revenue.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $326.4 million at June 30, 2019. Goodwill is annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a weighting between discounted cash flows and market multiples valuation techniques. The discounted cash flow analysis requires the use of estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units using the discounted cash flows and market multiples valuation techniques. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to management’s cash flow forecasts and significant assumptions, including revenue growth rates and discount rates, and related to the weightings applied to the discounted cash flows and market multiples valuations. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model and market multiples valuation; testing the completeness, accuracy and relevance of underlying data used in the models; and evaluating the reasonableness of the significant assumptions used by management including the revenue growth rates and discount rates. Evaluating the reasonableness of management’s assumptions related to the Company’s cash flow forecasts involved evaluating whether the revenue growth rates were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models, the weightings applied to the discounted cash flows and market multiples valuations, and certain significant assumptions, including the discount rates and market multiples.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

August 29, 2019

We have served as the Company’s auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2019, 2018 and 2017

($ in millions, except per share data)	2019	2018	2017
Net sales	$2,380.2	$2,157.7	$1,797.6
Cost of sales	1,935.4	1,775.4	1,496.8
Gross profit	444.8	382.3	300.8

Selling, general and administrative expenses	203.4	193.0	176.1
Loss on divestiture of business	—	—	3.2
Operating income	241.4	189.3	121.5

Interest expense	(26.0)	(28.3)	(29.8)
Other income (expense), net	0.6	(0.8)	(21.5)

Income before income taxes	216.0	160.2	70.2
Income tax expense (benefit)	49.0	(28.3)	23.2

Net income	$167.0	$188.5	$47.0

EARNINGS PER COMMON SHARE:
Basic	$3.46	$3.96	$0.99
Diluted	$3.43	$3.92	$0.99

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.7	47.2	47.0
Diluted	48.1	47.6	47.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years ended June 30, 2019, 2018 and 2017

($ in millions)	2019	2018	2017
Net income	$167.0	$188.5	$47.0
Other comprehensive (loss) income, net of tax	.6
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	(1.0)	—	—
Pension and postretirement (losses) benefits, net of tax of $23.2, $(26.3) and $(27.3), respectively	(72.9)	78.6	45.3
Net (loss) gain on derivative instruments, net of tax of $13.3, $(13.7) and $(11.8), respectively	(37.6)	26.1	19.5
Marketable securities gain, net of tax of $0.0, $0.0 and $0.0, respectively	0.3	—	—
Foreign currency translation	(0.8)	(1.4)	2.0
Other comprehensive (loss) income, net of tax	(112.0)	103.3	66.8
Comprehensive income, net of tax	$55.0	$291.8	$113.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2019, 2018 and 2017

($ in millions)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$167.0	$188.5	$47.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	121.5	116.6	117.8
Deferred income taxes	16.5	(61.1)	41.6
Net pension expense	11.6	14.2	48.4
Share-based compensation expense	17.6	17.6	13.0
Net loss on disposal of property, plant, and equipment and assets held for sale	1.2	2.5	2.5
Loss on divestiture of business	—	—	3.2
Gain on insurance recovery	(11.4)	—	—
Changes in working capital and other:
Accounts receivable	(5.3)	(86.8)	(34.6)
Inventories	(94.0)	0.4	(74.6)
Other current assets	6.8	(9.6)	2.8
Accounts payable	20.1	10.7	42.5
Accrued liabilities	(4.9)	28.7	26.6
Pension plan contributions	(5.5)	(6.7)	(100.0)
Other postretirement plan contributions	(3.1)	(3.4)	(3.2)
Other, net	(5.7)	(2.4)	(2.7)
Net cash provided from operating activities	232.4	209.2	130.3
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(180.3)	(135.0)	(98.5)
Acquisition of businesses, net of cash acquired	(79.0)	(13.3)	(35.3)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.4	1.9	2.5
Proceeds from insurance recovery	11.4	—	—
Proceeds from note receivable from sale of equity method investment	—	6.3	6.3
Proceeds from sales and maturities of marketable securities	2.9	0.7	0.9
Proceeds from divestiture of business	—	—	12.0
Net cash used for investing activities	(244.6)	(139.4)	(112.1)
FINANCING ACTIVITIES
Credit agreement borrowings	163.9	—	122.1
Credit agreement repayments	(163.9)	—	(122.1)
Net change in short-term credit agreement borrowings	19.7	—	—
Dividends paid	(38.6)	(34.4)	(34.1)
Payments on long-term debt	—	(55.0)	—
Proceeds from stock options exercised	3.9	12.9	2.2
Withholding tax payments on share-based compensation awards	(4.4)	(2.4)	(1.0)
Payments of debt issue costs	—	—	(1.4)
Tax benefits on share-based compensation	—	—	0.5
Net cash used for financing activities	(19.4)	(78.9)	(33.8)
Effect of exchange rate changes on cash and cash equivalents	2.4	(1.0)	(0.1)
DECREASE IN CASH AND CASH EQUIVALENTS	(29.2)	(10.1)	(15.7)
Cash and cash equivalents at beginning of year	56.2	66.3	82.0
Cash and cash equivalents at end of year	$27.0	$56.2	$66.3
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2019 and 2018

($ in millions, except share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$27.0	$56.2
Accounts receivable, net of allowance for doubtful accounts of $3.7 million and $2.6 million at June 30, 2019 and 2018, respectively	384.1	378.5
Inventories	787.7	689.2
Other current assets	37.4	54.9
Total current assets	1,236.2	1,178.8
Property, plant and equipment, net	1,366.2	1,313.4
Goodwill	326.4	268.7
Other intangibles, net	67.2	63.3
Deferred income taxes	4.2	4.3
Other assets	187.6	178.5
Total assets	$3,187.8	$3,007.0
LIABILITIES
Current liabilities:
Short-term credit agreement borrowings	$19.7	$—
Accounts payable	238.7	214.7
Accrued liabilities	157.6	148.6
Total current liabilities	416.0	363.3
Long-term debt	550.6	545.7
Accrued pension liabilities	371.2	288.8
Accrued postretirement benefits	122.1	108.2
Deferred income taxes	142.7	161.6
Other liabilities	65.1	53.5
Total liabilities	1,667.7	1,521.1

Contingencies and commitments (see Note 12)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,808,743 shares at June 30, 2019 and 55,712,229 shares at June 30, 2018; outstanding 47,470,363 shares at June 30, 2019 and 47,191,744 shares at June 30, 2018	279.0	278.6
Capital in excess of par value	320.4	310.0
Reinvested earnings	1,605.3	1,475.9
Common stock in treasury (8,338,380 shares and 8,520,485 shares at June 30, 2019 and 2018, respectively), at cost	(332.8)	(338.8)
Accumulated other comprehensive loss	(351.8)	(239.8)
Total stockholders' equity	1,520.1	1,485.9
Total liabilities and stockholders' equity	$3,187.8	$3,007.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2019, 2018 and 2017

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity

Balances at June 30, 2016	$276.3	$273.5	$1,308.9	$(343.9)	$(409.9)	$1,104.9
Net income			47.0			47.0
Pension and postretirement benefits gain, net of tax					45.3	45.3
Net gain on derivative instruments, net of tax					19.5	19.5
Foreign currency translation					2.0	2.0
Cash Dividends:
Common @ $0.72 per share			(34.1)			(34.1)
Share-based compensation plans		10.4		2.3		12.7
Stock options exercised	0.4	1.8				2.2
Tax shortfall on share-based compensation		(0.9)				(0.9)
Balances at June 30, 2017	276.7	284.8	1,321.8	(341.6)	(343.1)	1,198.6
Net income			188.5			188.5
Pension and postretirement benefits gain, net of tax					78.6	78.6
Net gain on derivative instruments, net of tax					26.1	26.1
Foreign currency translation					(1.4)	(1.4)
Cash Dividends:
Common @ $0.72 per share			(34.4)			(34.4)
Share-based compensation plans		14.2		2.8		17.0
Stock options exercised	1.9	11.0				12.9
Balances at June 30, 2018	278.6	310.0	1,475.9	(338.8)	(239.8)	1,485.9
Cumulative adjustment upon adoption of ASU 2017-12			1.0		(1.0)	—
Net income			167.0			167.0
Pension and postretirement benefits loss, net of tax					(72.9)	(72.9)
Marketable securities gain, net of tax					0.3	0.3
Net loss on derivative instruments, net of tax					(37.6)	(37.6)
Foreign currency translation					(0.8)	(0.8)
Cash Dividends:
Common @ $0.80 per share			(38.6)			(38.6)
Share-based compensation plans		6.9		6.0		12.9
Stock options exercised	0.4	3.5				3.9
Balances at June 30, 2019	$279.0	$320.4	$1,605.3	$(332.8)	$(351.8)	$1,520.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2019, 2018 and 2017

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2016	55,254,569	(8,654,444)	46,600,125
Stock options exercised	95,089	—	95,089
Share-based compensation plans	—	57,966	57,966
Balances at June 30, 2017	55,349,658	(8,596,478)	46,753,180
Stock options exercised	362,571	—	362,571
Share-based compensation plans	—	75,993	75,993
Balances at June 30, 2018	55,712,229	(8,520,485)	47,191,744
Stock options exercised	96,514	—	96,514
Share-based compensation plans	—	182,105	182,105
Balances at June 30, 2019	55,808,743	(8,338,380)	47,470,363

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Investments in companies in which the Company exercises significant influence, but which it does not control (generally a 20 to 50 percent ownership interest), are accounted for by the equity method of accounting and the Company’s share of their income or loss is included in other income (expense), net in the consolidated statements of income.

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $22.6 million, $26.5 million and $23.8 million for the years ended June 30, 2019, 2018 and 2017, respectively, is recognized when performance obligations are satisfied under the terms of a customer order or contract. This is generally determined when title, ownership and risk of loss has transferred to the customer upon shipment or delivery of a product or when the service has been performed. These criteria are generally met upon shipment or delivery of the product based on the applicable shipping terms. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of income.

Research and Development

Research and development expenditures, which amounted to $23.3 million, $19.3 million and $16.9 million in fiscal years 2019, 2018 and 2017, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of income. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

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

Inventories

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined by the LIFO method. The Company also uses the FIFO and average cost methods. As of June 30, 2019 and 2018, $173.2 million and $138.6 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheets and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives ranging from 3 to 7 years. Amortization expense charged to operations related to capitalized software amounted to $6.1 million, $5.1 million and $5.2 million for the years ended June 30, 2019, 2018 and 2017, respectively. The carrying value of computer software net of accumulated amortization at June 30, 2019 and 2018 was $123.8 million and $101.8 million, respectively.

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Such events or circumstances include a decline in general economic conditions, adverse changes in the industry and markets, poor financial performance affecting earnings and cash flows and a trend of negative or declining cash flows over multiple periods. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using discounted cash flows and the use of market multiples valuation techniques. These valuation techniques require the use of estimates and assumptions related to projected revenue growth rates, operating results, capital expenditures and working capital levels as well as the cost of capital. The cash flow forecasts include significant judgments and assumptions relating to revenue growth rates. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Intangible assets

The costs of intangible assets, consisting principally of trademarks, trade names, non-compete arrangements, technology, patents and customer relationships are amortized on a straight-line basis over the estimated useful lives ranging from 5 to 30 years.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, equipment and intangible assets, subject to amortization are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2019 and 2018. The liabilities, net of present value discount, for this former operating site were $11.0 million and $11.0 million, as of June 30, 2019 and 2018, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or other comprehensive income. The Company enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments or assets and liabilities denominated in foreign currencies. In addition, the Company utilizes interest rate swaps to convert fixed rate debt to floating rate debt.

Foreign Currency Translation

Assets and liabilities of international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year.  The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive income (loss) until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other income (expense), net in the consolidated statements of income.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2019, 2018 and 2017, one customer, Arconic Inc., accounted for approximately 11 percent, 12 percent and 11 percent, respectively, of total net sales. Approximately 12 percent of the accounts receivable outstanding at June 30, 2019 is due from one customer, Arconic Inc. No single customer accounted for 10 percent or more of accounts receivable outstanding at June 30, 2018.

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

Reclassifications

Certain amounts in the consolidated financial statement for prior years have been reclassified to conform to the fiscal year 2019 presentation.
2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted in current period

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework resulted in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The standard provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

The Company adopted ASU 2014-09 for all open contracts as of July 1, 2018 using the modified retrospective transition method. The adoption of the new standard did not have a material impact on the financial position of the Company, the results of its operations or its cash flows for fiscal year ended June 30, 2019. There was no cumulative effect of adopting the standard at the date of initial application in reinvested earnings. The Company’s revenue recognition accounting policy has been updated for the new guidance and the Company has expanded disclosure of revenues from contracts with customers as included in Note 3. Revenue.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance changes how employers that sponsor defined benefit pension and other post-retirement benefit plans disaggregate the service cost components from other components of net periodic benefit costs in the income statement. This amendment requires that the service cost component be reported in net income as “cost of sales” or “selling, general and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees. Other components of net periodic benefit costs including interest costs, expected return on plan assets, amortization of net loss, amortization of prior service cost (benefits) (“pension earnings, interest and deferrals”) are classified as non-operating expense in “other income (expense), net” on the consolidated statements of income. The update specifies that only the service cost component is eligible for capitalization, which is consistent with the Company’s current practice. The Company adopted the provisions of ASU 2017-07 effective July 1, 2018 on a retrospective basis. For fiscal year ended June 30, 2018, $0.1 million and $2.0 million have been reclassified from cost of goods sold and selling, general and administrative expenses, respectively, to other income (expense), net on the consolidated statements of income. For fiscal year ended June 30, 2017, $16.5 million and $7.8 million have been reclassified from cost of goods sold and selling, general and administrative expenses, respectively, to other income (expense), net on the consolidated statements of income.

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

Recently Issued Accounting Pronouncements - Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company completed the accumulation of current lease information into the accounting software and validated the data for accuracy. The Company expects to elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company will make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. Upon adoption of the new lease guidance, the Company expects to record a right-of-use asset and lease liability on the consolidated balance sheets for several types of operating leases, including buildings, equipment, vehicles and computer equipment. The Company anticipates the impact of the adoption on July 1, 2019 will result in a right-of-use asset and total lease liability related to operating leases in the range of $51 million to $57 million. The adoption is not expected to have a material impact on the Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

The Company recognizes revenue when performance obligations under the terms of a customer purchase order or contract are satisfied. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product or the service is performed. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon usage by the customer. Service revenue is recognized as the services are performed.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $10.5 million and $10.4 million at June 30, 2019 and 2018, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company’s overall revenues by end-use markets and geography for years ended June 30, 2019, 2018 and 2017 were as follows:

End-Use Market Data	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,
($ in millions)	2019	2018	2017
Aerospace and Defense	$1,327.9	$1,182.3	$973.3
Medical	205.0	175.3	125.5
Energy	181.7	146.5	138.0
Transportation	157.7	157.0	143.9
Industrial and Consumer	371.5	364.9	298.2
Distribution	136.4	131.7	118.7
Total net sales	$2,380.2	$2,157.7	$1,797.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,
($ in millions)	2019	2018	2017
United States	$1,606.7	$1,429.4	$1,198.3
Europe	387.2	383.0	349.6
Asia Pacific	196.3	174.8	127.2
Mexico	81.6	61.7	48.5
Canada	67.8	65.7	47.7
Other	40.6	43.1	26.3
Total net sales	$2,380.2	$2,157.7	$1,797.6

4.                                      Acquisitions and Divestiture

On October 22, 2018, the Company acquired all the outstanding shares of LPW Technology Ltd. (“LPW”), for a cash purchase price of $79.0 million, net of cash acquired. The acquisition combines LPW’s metal powder lifecycle management technology and processes with the Company's technical expertise in producing highly engineered metal powders and additively manufactured components. The purchase price allocation was completed in the fourth quarter of fiscal year 2019 and resulted in the purchase price being allocated to: $2.1 million of accounts receivable, $4.5 million of inventory, $0.5 million of other current assets, $11.9 million of property, plant and equipment, $11.4 million of identifiable intangible assets, $59.0 million of goodwill, $4.4 million of accounts payable, $2.5 million of current liabilities and $3.5 million of other liabilities.

On February 21, 2018, the Company acquired all of the outstanding membership interests of MB CalRAM LLC (“CalRAM”), for a cash purchase price of $13.3 million. The acquisition provides the Company with immediate entry into the rapidly expanding part production segment of the additive manufacturing value chain. The purchase price allocation was completed in the fourth quarter of fiscal year 2018 and resulted in the purchase price being allocated to $0.2 million of working capital, $2.6 million of property, plant and equipment, $5.2 million of identifiable intangible assets and $5.3 million of goodwill.

On February 28, 2017, the Company acquired substantially all the assets of Puris LLC (“Puris”), for a cash purchase price of $35.3 million. The acquisition provides the Company with immediate entry into the rapidly growing titanium powder market, an expanded presence in additive manufacturing and strengthens the Company’s capabilities as a solutions provider for customers across its end-use markets. The purchase price allocation was completed in the fourth quarter of fiscal year 2017 and resulted in the purchase price being allocated to $1.7 million of working capital, $6.5 million of property, plant and equipment, $8.5 million of identifiable intangible assets and $18.6 million of goodwill.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.                                      Earnings per Common Share

The calculations of basic and diluted earnings per common share for the years ended June 30, 2019, 2018 and 2017 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2019	2018	2017
Net income	$167.0	$188.5	$47.0
Less: earnings and dividends allocated to participating securities	(1.9)	(1.7)	(0.3)

Earnings available for common shareholders used in calculation of basic earnings per share	$165.1	$186.8	$46.7

Weighted average number of common shares outstanding, basic	47.7	47.2	47.0

Basic earnings per common share	$3.46	$3.96	$0.99

Net income	$167.0	$188.5	$47.0
Less: earnings and dividends allocated to participating securities	(1.9)	(1.7)	(0.3)

Earnings available for common shareholders used in calculation of diluted earnings per share	$165.1	$186.8	$46.7

Weighted average number of common shares outstanding, basic	47.7	47.2	47.0
Effect of shares issuable under share-based compensation plans	0.4	0.4	0.1

Weighted average number of common shares outstanding, diluted	48.1	47.6	47.1

Diluted earnings per common share	$3.43	$3.92	$0.99

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2019	2018	2017
Stock options	0.7	0.7	1.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.                                      Inventories

Inventories consisted of the following components at June 30, 2019 and 2018:

	June 30,
($ in millions)	2019	2018
Raw materials and supplies	$169.8	$157.5
Work in process	425.7	372.5
Finished and purchased products	192.2	159.2
Total inventory	$787.7	$689.2

If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $178.4 million and $210.3 million higher as of June 30, 2019 and 2018, respectively. Current cost of LIFO-valued inventories was $793.0 million at June 30, 2019 and $760.8 million at June 30, 2018. The reductions in LIFO-valued inventories decreased cost of sales by $0.0 million during fiscal year 2019 and $0.6 million during fiscal year 2018 and $0.0 million during fiscal year 2017.
7.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following components at June 30, 2019 and 2018:

	June 30,
($ in millions)	2019	2018
Land	$35.6	$34.8
Buildings and building equipment	512.9	500.0
Machinery and equipment	2,183.6	2,129.0
Construction in progress	150.7	83.6
Total at cost	2,882.8	2,747.4
Less: accumulated depreciation and amortization	1,516.6	1,434.0
Total property, plant, and equipment	$1,366.2	$1,313.4

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

Depreciation for the years ended June 30, 2019, 2018 and 2017 was $108.1 million, $104.7 million and $105.8 million, respectively.
8.                                      Goodwill and Other Intangible Assets, Net

Goodwill

The Company conducts goodwill impairment testing at least annually as of June 30, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable.

The Company has determined there was no goodwill impairment for the years ended June 30, 2019 and 2018.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by reportable segment for fiscal years 2019 and 2018 were as follows:

($ in millions)	June 30, 2017	Acquisition	June 30, 2018	Acquisition	June 30, 2019
Goodwill	$310.6	$5.3	$315.9	$57.7	$373.6
Accumulated impairment losses	(47.2)	—	(47.2)	—	(47.2)
Total goodwill	$263.4	$5.3	$268.7	$57.7	$326.4

Specialty Alloys Operations	$195.5	$—	$195.5	$—	$195.5
Performance Engineered Products	67.9	5.3	73.2	57.7	130.9
Total goodwill	$263.4	$5.3	$268.7	$57.7	$326.4

Other Intangible Assets, Net

		June 30, 2019			June 30, 2018
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	15 - 30	$33.5	$(24.3)	$9.2	$33.5	$(23.2)	$10.3
Customer relationships	10 - 15	76.9	(36.0)	40.9	76.9	(30.8)	46.1
Non-compete agreements	5	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Technology	15	7.3	(1.0)	6.3	7.3	(0.5)	6.8
Patents	14 - 20	11.4	(0.7)	10.7	—	—	—
Total		$129.3	$(62.1)	$67.2	$117.9	$(54.6)	$63.3

The Company recorded $7.3 million of amortization expense related to intangible assets during fiscal year 2019, $6.8 million during fiscal year 2018 and $6.8 million during fiscal year 2017. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $7.6 million in fiscal years 2020, 2021, 2022, 2023 and 2024.
9.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2019 and 2018:

	June 30,
($ in millions)	2019	2018
Accrued compensation and benefits	$71.2	$83.3
Derivative financial instruments	16.7	—
Accrued postretirement benefits	14.7	15.4
Deferred revenue	10.5	10.4
Accrued interest expense	10.4	10.4
Accrued income taxes	4.2	1.4
Accrued pension liabilities	3.4	3.3
Other	26.5	24.4
Total accrued liabilities	$157.6	$148.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Debt

On March 31, 2017, the Company entered into a $400.0 million syndicated credit facility (“Credit Agreement”) that extends to March 2022. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.25% as of June 30, 2019), and for Base Rate-determined loans, from 0.00% to 0.75% (0.25% as of June 30, 2019). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.20% as of June 30, 2019), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.25% as of June 30, 2019), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2019, the Company had $6.0 million of issued letters of credit under the Credit Agreement and $19.7 million of short-term borrowings, with the balance of $374.3 million available to the Company. As of June 30, 2019, the borrowing rate for the Credit Agreement was 3.90%.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2019, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of June 30, 2019 and 2018 consisted of the following:

	June 30,
($ in millions)	2019	2018
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at June 30, 2019 and 2018)	$251.2	$246.6
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at June 30, 2019 and 2018)	299.4	299.1
Total	550.6	545.7
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$550.6	$545.7

Aggregate maturities of long-term debt for the five years subsequent to June 30, 2019, are $0.0 million in fiscal years 2020, 2021, $250.0 million in 2022, $300.0 million in 2023 and $0.0 million in 2024.

For the years ended June 30, 2019, 2018 and 2017, interest costs totaled $31.1 million, $31.1 million and $31.1 million, respectively, of which $5.1 million, $2.8 million and $1.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

11.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company made minimum required contributions of $5.5 million and $6.7 million during fiscal years 2019 and 2018, respectively, to its qualified defined benefit pension plans.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association (“VEBA”) Trust. During fiscal years 2019 and 2018, the Company funded benefit payments using assets in the VEBA Trust.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2019	2018	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,264.5	$1,369.1	$241.5	$255.1
Service cost	9.2	9.5	2.3	2.6
Interest cost	53.0	52.1	10.1	9.5
Benefits paid	(88.7)	(89.8)	(12.6)	(13.0)
Actuarial loss (gains)	101.3	(76.6)	14.5	(12.7)
Special termination benefits	—	0.2	—	—
Projected benefit obligation at end of year	1,339.3	1,264.5	255.8	241.5
Change in plan assets:
Fair value of plan assets at beginning of year	972.5	987.6	117.9	117.0
Actual return	72.2	64.7	10.5	10.6
Benefits paid	(88.7)	(89.8)	(12.6)	(13.0)
Contributions	8.7	10.0	3.2	3.3
Fair value of plan assets at end of year	964.7	972.5	119.0	117.9
Funded status of the plans	$(374.6)	$(292.0)	$(136.8)	$(123.6)

Amounts recognized in the consolidated balance sheets:
Other assets - noncurrent	$—	$0.1	$—	$—
Accrued liabilities - current	(3.4)	(3.3)	(14.7)	(15.4)
Accrued pension liabilities - noncurrent	(371.2)	(288.8)	—	—
Accrued postretirement benefits - noncurrent	—	—	(122.1)	(108.2)
	$(374.6)	$(292.0)	$(136.8)	$(123.6)

	Pension Plans		Other Postretirement Plans
($ in millions)	2019	2018	2019	2018
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$445.7	$362.1	$42.3	$32.9
Prior service cost (credit)	14.1	16.2	(17.9)	(23.1)
Total	$459.8	$378.3	$24.4	$9.8
Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of:
Net actuarial loss (gain)	$94.1	$(75.0)	$10.9	$(16.3)
Amortization of net loss	(10.4)	(13.5)	(1.6)	(2.9)
Amortization of prior service (cost) benefit	(2.1)	(2.1)	5.2	5.2
Total, before tax effect	$81.6	$(90.6)	$14.5	$(14.0)
Additional information:
Accumulated benefit obligation for all pension plans	$1,331.6	$1,257.8	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2019 and 2018:

	Pension Plans		Other Postretirement Plans
($ in millions)	2019	2018	2019	2018
Projected benefit obligation	$1,339.3	$1,264.4	$255.9	$241.5
Fair value of plan assets	$964.7	$972.4	$119.0	$117.9

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2019 and 2018:

	Pension Plans		Other Postretirement Plans
($ in millions)	2019	2018	2019	2018
Accumulated benefit obligation	$1,331.5	$1,257.7	$255.9	$241.5
Fair value of plan assets	$964.7	$972.4	$119.0	$117.9

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2019, 2018 and 2017 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2019	2018	2017	2019	2018	2017
Service cost	$9.2	$9.5	$20.5	$2.3	$2.6	$3.6
Interest cost	53.0	52.1	50.3	10.1	9.5	9.2
Expected return on plan assets	(64.9)	(65.9)	(65.1)	(7.0)	(6.9)	(6.9)
Amortization of net loss	10.4	13.5	37.8	1.6	2.9	3.2
Amortization of prior service cost (benefit)	2.1	2.1	1.8	(5.2)	(5.2)	(6.5)
Curtailment loss	—	—	0.5	—	—	—
Net periodic benefit costs	$9.8	$11.3	$45.8	$1.8	$2.9	$2.6

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs, is presented in "Other Income (Expense), Net". See Note 18 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2019	2018	2019	2018
Discount rate	3.61%	4.32%	3.60%	4.32%
Rate of compensation increase	3.39%	3.44%	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
	Pension Plans			Other Postretirement Plans
	2019	2018	2017	2019	2018	2017
Discount rate	4.32%	3.92%	3.91%	4.32%	3.89%	3.86%
Expected long-term rate of return on plan assets	6.88%	6.87%	6.88%	6.25%	6.25%	6.25%
Long-term rate of compensation increase	3.39%	3.44%	3.50%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2019	2018
Assumed health care cost trend rate	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2022

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

Amounts in other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2020 are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (benefit)	$2.1	$(3.9)	$(1.8)
Amortization of net actuarial loss	15.5	2.5	18.0
Amortization of accumulated other comprehensive loss (gain)	$17.6	$(1.4)	$16.2

The Company’s U.S. pension plans’ weighted-average asset allocations at June 30, 2019 and 2018, by asset category are as follows:

	2019	2018
Equity securities	53.7%	55.7%
Fixed income securities	46.3	44.3
Total	100.0%	100.0%

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the current funding level, the allocation policy for the Company’s largest pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets. Return seeking assets include domestic and international equities and diversified loan funds. Liability matching assets include long duration bond funds. As the funding level of the plan improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy. The assets related to the Company’s other postretirement benefit plans were invested in approximately 70 percent U.S. equities, 23 percent short term investments and 7 percent fixed income securities as of June 30, 2019. Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company’s pension plan assets as of June 30, 2019 and 2018, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2019
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$5.4	$9.5	$—	$14.9
Domestic and international equities	132.6	—	—	132.6
Commingled funds	—	—	371.4	371.4
Limited partnerships	—	—	45.4	45.4
Government agency bonds	4.8	172.0	—	176.8
Corporate bonds	—	220.2	—	220.2
Mutual funds	1.9	—	—	1.9
Mortgage/asset backed securities and other	—	1.5	—	1.5
	$144.7	$403.2	$416.8	$964.7

	June 30, 2018
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$2.5	$14.6	$—	$17.1
Domestic and international equities	156.4	—	—	156.4
Commingled funds	—	—	365.3	365.3
Limited partnerships	—	—	43.3	43.3
Government agency bonds	3.5	151.6	—	155.1
Corporate bonds	—	226.3	—	226.3
Mutual funds	—	—	1.8	1.8
Mortgage/asset backed securities and other	—	7.2	—	7.2
	$162.4	$399.7	$410.4	$972.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s other postretirement benefit plans as of June 30, 2019 and 2018, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2019
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$83.7	$83.7
Short-term investments	—	27.1	—	27.1
Government agency bonds	—	4.8	—	4.8
Corporate bonds and other	—	3.4	—	3.4
	$—	$35.3	$83.7	$119.0

	June 30, 2018
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$80.3	$80.3
Short-term investments	—	23.0	—	23.0
Government agency bonds	—	8.7	—	8.7
Corporate bonds and other	—	5.4	—	5.4
Mortgage backed securities	—	0.5	—	0.5
	$—	$37.6	$80.3	$117.9

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

Cash Flows — Employer Contributions

The Company made contributions to the qualified U.S. pension plans of $5.5 million, $6.7 million and $100.0 million during fiscal years 2019, 2018 and 2017, respectively. The Company currently expects to make $6.2 million in required cash pension contributions to the qualified defined benefit pension plans during fiscal year 2020. During the years ended June 30, 2019, 2018 and 2017, the Company made contributions of $3.2 million, $3.3 million and $3.5 million to other non-qualified pension plans, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension benefits are currently paid from plan assets and other benefits are currently paid from corporate assets.

($ in millions)	Pension Benefits	Other Benefits
2020	$83.0	$14.7
2021	$82.4	$15.1
2022	$82.6	$15.1
2023	$82.4	$15.1
2024	$81.8	$15.1
2025-2029	$395.5	$73.1

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $24.8 million in fiscal year 2019, $22.6 million in fiscal year 2018 and $16.7 million in fiscal year 2017.

12.    Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. For fiscal years 2019 and 2018, the Company had no change to the liability for a company-owned former operating site. During fiscal year 2017, the Company decreased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2019 and 2018 were $16.1 million and $16.1 million, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

The Company is defending various routine claims and legal actions that are incidental to its business and common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws and regulations, personal injury claims and tax issues. Like many other manufacturing companies in recent years, the Company, from time to time, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company’s financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company’s financial position, results of operations or cash flows in a particular future quarter or year.

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2019 were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $300.5 million as of June 30, 2019. Of this amount $212.7 million relates to fiscal year 2020, $42.6 million to fiscal year 2021, $30.1 million to fiscal year 2022 and $15.1 million to fiscal year 2023.
13.                               Operating Leases

The Company leases certain facilities and equipment under operating leases. Total rent expense was $16.1 million, $13.4 million and $13.2 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Future minimum payments for noncancelable operating leases in effect at June 30, 2019 are: $12.7 million in fiscal year 2020, $10.4 million in fiscal year 2021, $8.3 million in fiscal year 2022, $6.6 million in fiscal year 2023, $5.0 million in fiscal year 2024 and $23.5 million thereafter.
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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2019	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$12.5	$12.5
Liabilities:
Derivative financial instruments	$28.0	$28.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Marketable securities
Municipal auction rate securities	$2.9	$2.9
Derivative financial instruments	35.2	35.2
Total assets	$38.1	$38.1
Liabilities:
Derivative financial instruments	$3.4	$3.4

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2019		June 30, 2018
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$550.6	$560.6	$545.7	$558.3
Company-owned life insurance	$17.9	$17.9	$16.4	$16.4

The fair values of long-term debt as of June 30, 2019 and June 30, 2018 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $17.6 million, $17.6 million and $13.0 million for the years ended June 30, 2019, 2018 and 2017, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2019, 2,132,417 shares were available for awards which may be granted under this plan.

Director’s Plan

The Director’s Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2019, 518,801 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2019, 2018 and 2017 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2019	2018	2017
Expected volatility	36%	35%	37%
Dividend yield	1.3%	1.8%	1.8%
Risk-free interest rate	2.8%	1.8%	1.1%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2016	1,701,502	$43.35
Granted	907,141	$38.98
Exercised	(95,289)	$23.21
Forfeited	(80,926)	$44.35
Expired	(40,000)	$55.12
Outstanding at June 30, 2017	2,392,428	$42.27
Granted	252,545	$41.27
Exercised	(362,571)	$35.70
Forfeited	(25,915)	$45.27
Expired	(33,226)	$63.12
Outstanding at June 30, 2018	2,223,261	$42.88
Granted	124,977	$57.92
Exercised	(96,514)	$39.93
Forfeited	(125,435)	$40.17
Outstanding at June 30, 2019	2,126,289	$44.06	6.1 years	$12.4

Exercisable at June 30, 2019	1,258,605	$45.66	5.1 years	$5.8

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
$17.29 - $20.00	14,166	0.1	$17.29	14,166	$17.29
$20.01 - $30.00	167	0.5	$24.62	167	$24.62
$30.01 - $40.00	918,282	6.7	$38.41	296,488	$37.20
$40.01 - $50.00	513,090	6.4	$41.94	375,876	$42.39
$50.01 - $59.53	680,584	5.3	$53.84	571,908	$52.90
	2,126,289		$44.06	1,258,605	$45.66

The weighted average grant date fair value of options awarded during fiscal years 2019, 2018 and 2017 was $18.35, $11.65 and $10.81, respectively. Share-based compensation charged against income related to stock options for the years ended June 30, 2019, 2018 and 2017 was $3.6 million, $5.0 million and $4.7 million, respectively. As of June 30, 2019, $1.4 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 1.1 years.

Of the options outstanding at June 30, 2019, 1,921,219 relate to the Omnibus Plan and 205,070 relate to the Directors’ Plan.

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

Time-based restricted stock unit awards typically vest zero to three years from the date of grant. Compensation cost related to time-based stock unit awards is recognized over the vesting period of the award.

Amounts charged to compensation expense for restricted stock unit awards were $9.8 million, $8.8 million and $5.0 million for the years ended June 30, 2019, 2018 and 2017, respectively. As of June 30, 2019, $6.5 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.0 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Balance at June 30, 2016	188,469	$35.69
Time-based granted	231,195	$38.82
Performance-based granted	55,478	$36.18
Vested	(44,873)	$34.24
Forfeited	(37,792)	$38.80
Restricted Balance at June 30, 2017	392,477	$37.47
Time-based granted	138,718	$41.49
Performance-based granted	124,432	$50.99
Vested	(62,215)	$35.35
Forfeited	(21,384)	$39.48
Restricted Balance at June 30, 2018	572,028	$41.54
Time-based granted	132,421	$57.92
Vested	(175,554)	$38.39
Forfeited	(54,560)	$41.62
Restricted Balance at June 30, 2019	474,335	$44.66

The Company granted a new class of performance-based awards in fiscal year 2019 within the Omnibus Plan. The awards are granted at a target number of shares. These awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. These shares typically vest on the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. Compensation cost related to these awards granted in fiscal year 2019 was $1.4 million for the fiscal year ended June 30, 2019.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Stockholder Return Awards

The Company granted Total Stockholder Return (“TSR”) awards in fiscal years 2018 and 2017. The TSR awards are granted at a target number of shares. The TSR awards are earned based on the Company’s total stockholder return compared to the total stockholder returns of the Russell RSCC Materials & Processing Growth Index at the end of a three-year period. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost related to TSR awards recognized in fiscal years 2019, 2018 and 2017 was $1.7 million, $2.8 million and $2.0 million, respectively.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	334,943	$38.64
Granted	27,285	$39.69
Distributed	(30,022)	$34.19
Dividend equivalents	6,347	$—
Outstanding at June 30, 2017	338,553	$42.47
Granted	21,813	$49.14
Distributed	(35,489)	$35.22
Dividend equivalents	4,869	$—
Outstanding at June 30, 2018	329,746	$33.05
Granted	21,158	$56.00
Distributed	(32,352)	$39.01
Dividend equivalents	6,003	$—
Outstanding at June 30, 2019	324,555	$35.25

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year and amounted to $1.1 million, $1.0 million and $1.2 million for the years ended June 30, 2019, 2018 and 2017, respectively. As of June 30, 2019, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.
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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2019, the Company had forward contracts to purchase 19.0 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For the years ended June 30, 2019, 2018 and 2017 net gains of $0.3 million, $0.3 million, $0.3 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

Cash Flow Hedging — Foreign currency forward contracts: The Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2019, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2019 and 2018, the total notional amount of floating interest rate contracts was $150.0 million and $150.0 million, respectively. For the years ended June 30, 2019, 2018 and 2017, net losses of $0.2 million were recorded as an increase to interest expense and net gains of $0.4 million and $1.8 million, were recorded as a reduction to interest expense, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2019 and 2018:

June 30, 2019 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.3	$0.6	$3.8	$4.7
Other assets	1.6	0.2	6.0	7.8
Total asset derivatives	$1.9	$0.8	$9.8	$12.5
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$16.7	$16.7
Other liabilities	—	—	11.3	11.3
Total liability derivatives	$—	$—	$28.0	$28.0

June 30, 2018 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.1	$0.4	$15.3	$15.8
Other assets	—	—	19.4	19.4
Total asset derivatives	$0.1	$0.4	$34.7	$35.2
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.1	$—	$0.1
Other liabilities	2.9	—	0.4	3.3
Total liability derivatives	$2.9	$0.1	$0.4	$3.4

Substantially all of the Company’s derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $14.9 million and total liability derivatives would have been $30.4 million as of June 30, 2019.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2019 the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the years ended June 30, 2019, 2018 and 2017:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2019	2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$45.4	$41.4	$9.4
Foreign exchange contracts	(0.9)	(0.4)	(0.1)
Total	$44.5	$41.0	$9.3

		Amount of Gain (Loss) Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income	2019	2018	2017
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$5.1	$3.8	$(22.8)
Foreign exchange contracts	Net sales	1.0	(1.0)	0.5
Forward interest rate swaps	Interest expense	0.4	0.4	0.4
Total		$6.5	$3.2	$(21.9)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded during the years ended June 30, 2019 and 2018:

	Year Ended June 30, 2019			Year Ended June 30, 2018
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$2,380.2	$1,935.4	$26.0	$2,157.7	$1,775.4	$28.3

Gain (loss) on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	—	5.1	—	—	3.8	—
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	1.0	—	—	(1.0)	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.4	—	—	0.4
Gain (Loss) on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	0.2	—	—	(0.4)
Derivatives designated as hedging instruments	—	—	(0.2)	—	—	0.4
Total gain (loss)	$1.0	$5.1	$0.4	$(1.0)	$3.8	$0.4

The Company estimates that $8.4 million of net derivative losses included in AOCI as of June 30, 2019 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2019.

As of June 30, 2019, and June 30, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value loss (gain) in the carrying amount of the hedged liabilities
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Line item in the consolidated balance sheets in which the hedged item is included:
Long-Term Debt	$151.6	$147.1	$1.6	$(2.9)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in AOCI associated with derivative hedging activities during the years ended June 30, 2019, 2018 and 2017 were as follows:

($ in millions)	2019	2018	2017
Balance, beginning	$23.8	$(2.3)	$(21.8)
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	(1.0)	—	—
Current period changes in fair value, net of tax	(32.7)	26.9	5.8
Reclassification to earnings, net of tax	(4.9)	(0.8)	13.7
Balance, ending	$(14.8)	$23.8	$(2.3)
17.    Income Taxes

Income before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2019	2018	2017
Domestic	$204.2	$140.3	$56.0
Foreign	11.8	19.9	14.2
Income before income taxes	$216.0	$160.2	$70.2

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2019	2018	2017
Current:
Federal	$23.2	$22.6	$(24.5)
State	4.4	3.5	(1.1)
Foreign	4.9	6.7	7.2
Total current	32.5	32.8	(18.4)
Deferred:
Federal	13.1	(66.0)	38.7
State	3.6	4.8	3.5
Foreign	(0.2)	0.1	(0.6)
Total deferred	16.5	(61.1)	41.6
Total income tax expense (benefit)	$49.0	$(28.3)	$23.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rates:

	Years Ended June 30,
(% of pre-tax income)	2019	2018	2017
Statutory federal income tax rate	21.0%	28.1%	35.0%
State income taxes, net of federal tax benefit	3.0	2.6	2.0
Domestic manufacturing deduction	—	(1.5)	(3.0)
Research and development tax credit	(1.1)	(1.4)	(3.9)
Adjustments of prior years' income taxes	(0.9)	0.2	3.3
Remeasurement of U.S. deferred taxes	0.1	(49.3)	—
Transition tax on foreign earnings	(0.1)	3.1	—
Other, net	0.7	0.5	(0.4)
Effective income tax rate	22.7%	(17.7)%	33.0%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2019, the Company had state net operating loss carryforwards of $337.6 million expiring between 2020 and 2039. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that, under current law, is likely to limit future tax benefits to approximately $3.3 million. Valuation allowances increased by $0.7 million during fiscal year 2019 primarily due to increases in net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized.

	June 30,
($ in millions)	2019	2018
Deferred tax assets:
Pensions	$86.9	$66.8
Postretirement provisions	35.7	33.7
Net operating loss carryforwards	28.8	26.5
Derivatives and hedging activities	4.1	—
Other	32.1	29.4
Gross deferred tax assets	187.6	156.4
Valuation allowances	(24.6)	(23.9)
Total deferred tax assets	163.0	132.5
Deferred tax liabilities:
Depreciation	(249.5)	(235.2)
Intangible assets	(11.3)	(11.9)
Inventories	(36.1)	(30.5)
Derivatives and hedging activities	(0.3)	(8.7)
Other	(4.3)	(3.5)
Total deferred tax liabilities	(301.5)	(289.8)
Deferred tax liabilities, net	$(138.5)	$(157.3)

The Company does not have unrecognized tax benefits as of June 30, 2019, 2018 and 2017. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

All years prior to fiscal year 2013 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, an Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted. The Act included provisions that reduced the federal statutory income tax rate from 35 percent to 21 percent, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The SEC staff issued guidance on income tax accounting for the Act which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with this guidance, during fiscal year 2018, we recorded a provisional tax charge of $5.0 million for the transition tax and a provisional tax benefit of $74.6 million for the remeasurement of deferred tax assets and liabilities. During fiscal year 2019, we recorded a discrete tax benefit of $0.2 million in measurement period adjustments for the transition tax offset by a discrete tax charge of $0.2 million for the remeasurement of deferred tax assets and liabilities. Our accounting for the impact of the Act was completed as of the period ending December 31, 2018. Under the Act, the transition tax is being paid over an eight year period beginning in fiscal year 2019.

The Act also established new tax provisions that became effective in fiscal year 2019, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. The Company has made an accounting policy election to treat the tax effect of GILTI as a current period expense when incurred.

Undistributed earnings of our foreign subsidiaries, totaling $77.8 million were considered permanently reinvested. Following enactment of the Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. If these earnings were to be repatriated, approximately $0.3 million of tax expense would be incurred.

18.                               Other Income (Expense), Net

Other income (expense), net consists of the following:

	Years Ended June 30,
($ in millions)	2019	2018	2017
Unrealized gains on company owned life insurance contracts and investments held in rabbi trusts	$0.8	$1.5	$1.7
Interest income	0.1	0.3	0.3
Foreign exchange	(0.4)	(0.7)	(0.4)
Pension earnings, interest and deferrals	(0.1)	(2.1)	(23.8)
Pension curtailment	—	—	(0.5)
Other	0.2	0.2	1.2
Total other income (expense), net	$0.6	$(0.8)	$(21.5)

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the CalRAM business, the LPW Technology Ltd. business and the Latrobe and Mexico distribution businesses. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as loss on divestiture of business and other specifically identified income or expense items.

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included under “Other income (expense), net.”

On a consolidated basis, one customer, Arconic Inc., accounted for approximately 11 percent, 12 percent and 11 percent of net sales for the years ended June 30, 2019, 2018 and 2017, respectively. Approximately 12 percent of the accounts receivable outstanding at June 30, 2019 is due from one customer, Arconic Inc. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2018.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Years Ended June 30,
($ in millions)	2019	2018	2017
Net Sales:
Specialty Alloys Operations	$1,967.3	$1,803.8	$1,461.6
Performance Engineered Products	479.8	429.7	366.6
Intersegment	(66.9)	(75.8)	(30.6)
Consolidated net sales	$2,380.2	$2,157.7	$1,797.6

	Years Ended June 30,
($ in millions)	2019	2018	2017
Operating Income:
Specialty Alloys Operations	$282.2	$232.4	$172.3
Performance Engineered Products	30.0	26.1	8.5
Corporate costs (including loss on divestiture of business)	(72.7)	(66.4)	(60.8)
Intersegment	1.9	(2.8)	1.5
Consolidated operating income	$241.4	$189.3	$121.5

	Years Ended June 30,
($ in millions)	2019	2018	2017
Depreciation and Amortization:
Specialty Alloys Operations	$95.2	$93.3	$94.0
Performance Engineered Products	22.2	20.2	20.6
Corporate	4.9	3.9	4.0
Intersegment	(0.8)	(0.8)	(0.8)
Consolidated depreciation and amortization	$121.5	$116.6	$117.8

	Years Ended June 30,
($ in millions)	2019	2018	2017
Capital Expenditures:
Specialty Alloys Operations	$92.7	$63.6	$52.2
Performance Engineered Products	51.7	31.6	17.0
Corporate	37.1	41.6	29.7
Intersegment	(1.2)	(1.8)	(0.4)
Consolidated capital expenditures	$180.3	$135.0	$98.5

		June 30,
($ in millions)		2019	2018
Total Assets:
Specialty Alloys Operations		$2,349.2	$2,312.1
Performance Engineered Products		664.8	513.6
Corporate		192.5	193.2
Intersegment		(18.7)	(11.9)
Consolidated total assets		$3,187.8	$3,007.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2019	2018	2017
Net Sales: (a)
United States	$1,606.7	$1,429.4	$1,198.3
Europe	387.2	383.0	349.6
Asia Pacific	196.3	174.8	127.2
Mexico	81.6	61.7	48.5
Canada	67.8	65.7	47.7
Other	40.6	43.1	26.3
Consolidated net sales	$2,380.2	$2,157.7	$1,797.6

(a) Net sales were attributed to countries based on the location of the customer.

	June 30,
($ in millions)	2019	2018
Long-lived assets:
United States	$1,335.6	$1,286.4
Europe	17.0	3.9
Asia Pacific	6.8	15.4
Canada	5.5	6.3
Mexico	1.3	1.4
Consolidated long-lived assets	$1,366.2	$1,313.4

20.                               Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the years ended June 30, 2019 and 2018 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2018	$23.8	$(220.4)	$(0.3)	$(42.9)	$(239.8)
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	(1.0)	—	—	—	(1.0)
Other comprehensive (loss) income before reclassifications	(32.7)	(79.7)	0.3	(0.8)	(112.9)
Amounts reclassified from AOCI (b)	(4.9)	6.8	—	—	1.9

Net current-period other comprehensive (loss) income	(38.6)	(72.9)	0.3	(0.8)	(112.0)

Balance at June 30, 2019	$(14.8)	$(293.3)	$—	$(43.7)	$(351.8)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2017	$(2.3)	$(299.0)	$(0.3)	$(41.5)	$(343.1)
Other comprehensive income (loss) before reclassifications	26.9	69.7	—	(1.4)	95.2
Amounts reclassified from AOCI (b)	(0.8)	8.9	—	—	8.1

Net current-period other comprehensive income (loss)	26.1	78.6	—	(1.4)	103.3

Balance at June 30, 2018	$23.8	$(220.4)	$(0.3)	$(42.9)	$(239.8)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.
(b)                       See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2019 and 2018:

		Amount Reclassified from AOCI
		Years Ended June 30,
($ in millions) (a)	Location of gain (loss)	2019	2018
Details about AOCI Components
Cash flow hedging items
Commodity contracts	Cost of sales	$5.1	$1.8
Foreign exchange contracts	Net sales	1.0	(1.0)
Forward interest rate swaps	Interest expense	0.4	0.4
	Total before tax	6.5	1.2
	Tax expense	(1.6)	(0.4)
	Net of tax	$4.9	$0.8
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(12.0)	$(16.4)
Prior service cost	(b)	3.1	3.1
	Total before tax	(8.9)	(13.3)
	Tax benefit	2.1	4.4
	Net of tax	$(6.8)	$(8.9)

(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 11 for additional details).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2019	2018	2017
Cost Data:
Repairs and maintenance costs	$120.4	$108.0	$99.1
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$16.1	$16.5	$13.7
Cash paid (received) during the year for:
Interest payments, net	$27.6	$29.5	$27.7
Income tax payments (refunds), net	$27.5	$33.7	$(33.3)

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

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2019
Net sales	$572.4	$556.5	$609.9	$641.4

Gross profit	$91.7	$107.0	$123.2	$122.9

Operating income	$45.0	$55.4	$73.2	$67.9

Net income	$31.5	$35.5	$51.1	$48.9

Fiscal Year 2018
Net sales	$479.8	$487.8	$572.2	$618.0

Gross profit	$85.6	$85.7	$96.1	$114.9

Operating income	$42.2	$41.4	$45.7	$60.0

Net income	$23.4	$92.1	$30.2	$42.8
During the quarter ended December 31, 2017, the Company recorded an income tax benefit. See Note 17, Income Taxes to Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings per common share
Fiscal Year 2019
Basic earnings	$0.66	$0.73	$1.06	$1.01

Diluted earnings	$0.65	$0.73	$1.05	$1.00

Fiscal Year 2018
Basic earnings	$0.49	$1.93	$0.63	$0.90

Diluted earnings	$0.49	$1.92	$0.63	$0.88

(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2019
Basic	47.6	47.7	47.7	47.7
Diluted	48.2	48.0	48.1	48.1
Fiscal Year 2018
Basic	47.1	47.2	47.2	47.4
Diluted	47.3	47.6	47.7	48.0

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were not effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8.

(b)                                 Management’s Report on Internal Control over Financial Reporting

Management’s Report on the Company’s internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting and is set forth in Item 8. of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

(c)                                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance”.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the caption “Audit/Finance Committee Report”.

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the caption “General Information”.

On October 17, 2018, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2019, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.
Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation”.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the caption “Security Ownership of Certain Persons”.

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,126,289	$44.06	2,651,218	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,126,289	$44.06	2,651,218	(1)

(1)                                Includes 2,132,417 shares available for issuance under the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 518,801 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2019, provided however that 31,860 shares, at an average purchase price of $47.90, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation”.
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2019 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.
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

† 10(D)	Second Amendment to the Amended and Restated Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation (filed herewith).

† 10(E)
Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (Exhibit 10(D) to our Annual Report on Form 10-K filed on August 11, 2017 and incorporated herein by reference).

† 10(F)	Second Amendment to the Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (filed herewith).

† 10(G)	Stock-Based Compensation Plan For Non-Employee Directors, as amended (Exhibit 10(E) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

† 10(H)	Second Amendment to the Stock-Based Compensation Plan for Non-Employee Directors, as amended (filed herewith).

10(I)
Trust Agreement for Non-Qualified Employee Benefits Trust between Carpenter Technology Corporation and JP Morgan Chase Bank, N.A., effective as of August 15, 2014 (Exhibit 10(G) to our Annual Report on Form 10-K filed on August 25, 2015 and incorporated herein by reference).

† 10(J)
Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (Exhibit A to our Definitive Proxy Statement filed on September 19, 2016 and incorporated herein by reference).

† 10(K)
First Amendment to the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (Exhibit A to our Definitive Additional Materials filed on September 27, 2016 and incorporated herein by reference).

† 10(L)
Second Amendment to the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (Exhibit 10(J) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(M)
Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(K) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(N)
Form of Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(L) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(O)
Form of Stock Option Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(M) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(P)
Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(N) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(Q)
Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (Exhibit 10.A to our Quarterly Report on Form 10-Q filed on February 1, 2018 and incorporated herein by reference).

† 10(R)	Benefits Restoration Plan of Carpenter Technology Corporation (Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 2, 2016 and incorporated herein by reference).

† 10(S)
First Amendment to the Benefits Restoration Plan of Carpenter Technology Corporation (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on October 27, 2016 and incorporated herein by reference.)

† 10(T)	Form of Indemnification Agreement for Directors and Officers (Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference).

† 10(U)
Amended and Restated Severance Pay Plan for Executives of Carpenter Technology Corporation (Exhibit 10(S) to our Annual Report on Form 10-K filed on August 11, 2017 and incorporated herein by reference).

10(V)
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

† 10(W)
Offer Letter, dated June 1, 2015, by and between Carpenter Technology Corporation and Tony R. Thene (Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2015 and incorporated herein by reference).

† 10(X)
Offer Letter, dated October 13, 2015, by and between Carpenter Technology Corporation and Damon Audia (Exhibit 10.1 to our Current Report on Form 8-K filed on October 16, 2015 and incorporated herein by reference).

† 10(Y)
Offer Letter, dated August 6, 2018, by and between Carpenter Technology Corporation and Timothy Lain (Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2018 and incorporated herein by reference).

† 10(Z)
Employment Letter of Agreement, dated August 13, 2010, by and between Carpenter Technology Corporation and James D. Dee (Exhibit 10(F) of Carpenter's Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010 and incorporated herein by reference).

† 10(AA)	Offer Letter, dated June 29, 2015, by and between Carpenter Technology Corporation and Brian J. Malloy (filed herewith).

† 10(AB)	Offer Letter, dated April 24, 2018, by and between Carpenter Technology Corporation and Michael Murtagh (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

† Denotes employment- or compensation- related agreement, document or plan.
Item 16.  Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

	By	/s/ Timothy Lain
Timothy Lain
Vice President and Chief Financial Officer

Date: August 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 29, 2019
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Vice President and Chief Financial Officer	August 29, 2019
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	August 29, 2019
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Chairman and Director	August 29, 2019
Gregory A. Pratt

*	Director	August 29, 2019
Viola L. Acoff

*	Director	August 29, 2019
A. John Hart

*	Director	August 29, 2019
I. Martin Inglis

*	Director	August 29, 2019
Steven E. Karol

*	Director	August 29, 2019
Kathleen Ligocki

*	Director	August 29, 2019
Robert R. McMaster

*	Director	August 29, 2019
Kathryn C. Turner

*	Director	August 29, 2019
Jeffrey Wadsworth

*	Director	August 29, 2019
Stephen M. Ward, Jr.

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of:  Gregory A. Pratt, Viola L. Acoff, A. John Hart, I. Martin Inglis, Steven E. Karol, Kathleen Ligocki, Robert R. McMaster, Kathryn C. Turner, Jeffrey Wadsworth, and Stephen M. Ward, Jr., being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2019
Allowance for doubtful accounts receivable	$2.6	$1.7	$(0.6)	$—	$3.7
Deferred tax valuation allowance	$23.9	$0.5	$0.2	$—	$24.6
Year Ended June 30, 2018
Allowance for doubtful accounts receivable	$2.6	$0.1	$(0.1)	$—	$2.6
Deferred tax valuation allowance	$18.5	$4.9	$0.5	$—	$23.9
Year Ended June 30, 2017
Allowance for doubtful accounts receivable	$4.1	$(1.0)	$—	$(0.5)	$2.6
Deferred tax valuation allowance	$17.7	$0.8	$—	$—	$18.5