Form 10-Q
period 2019-09-30
CARPENTER TECHNOLOGY CORP
filed 2019-10-24
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware		23-0458500
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1735 Market Street	15th Floor	19103
Philadelphia	Pennsylvania
(Address of principal executive offices)		(Zip Code)
610-208-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 Par Value	CRS	New York Stock Exchange
Title of each class	Trading Symbol	Name of each exchange on which registered

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of October 16, 2019 was 47,720,105.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24.6	$27.0
Accounts receivable, net	383.4	384.1
Inventories	837.6	787.7
Other current assets	64.0	37.4
Total current assets	1,309.6	1,236.2
Property, plant and equipment, net	1,380.2	1,366.2
Goodwill	324.5	326.4
Other intangibles, net	64.9	67.2
Deferred income taxes	4.0	4.2
Other assets	258.3	187.6
Total assets	$3,341.5	$3,187.8

LIABILITIES
Current liabilities:
Short-term credit agreement borrowings	$77.6	$19.7
Accounts payable	259.9	238.7
Accrued liabilities	129.1	157.6
Total current liabilities	466.6	416.0
Long-term debt	550.9	550.6
Accrued pension liabilities	366.8	371.2
Accrued postretirement benefits	122.3	122.1
Deferred income taxes	154.6	142.7
Other liabilities	103.3	65.1
Total liabilities	1,764.5	1,667.7

Contingencies and commitments (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 55,969,677 shares at September 30, 2019 and 55,808,743 shares at June 30, 2019; outstanding 47,719,523 shares at September 30, 2019 and 47,470,363 shares at June 30, 2019	279.8	279.0
Capital in excess of par value	317.5	320.4
Reinvested earnings	1,636.8	1,605.3
Common stock in treasury (8,250,154 shares and 8,338,380 shares at September 30, 2019 and June 30, 2019, respectively), at cost	(329.5)	(332.8)
Accumulated other comprehensive loss	(327.6)	(351.8)
Total stockholders' equity	1,577.0	1,520.1
Total liabilities and stockholders' equity	$3,341.5	$3,187.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
(in millions, except per share data)	2019	2018
Net sales	$585.4	$572.4
Cost of sales	472.8	480.7
Gross profit	112.6	91.7

Selling, general and administrative expenses	52.8	46.7
Operating income	59.8	45.0

Interest expense	(5.4)	(6.3)
Other (expense) income, net	(0.3)	1.6

Income before income taxes	54.1	40.3
Income tax expense	12.9	8.8

Net income	$41.2	$31.5

EARNINGS PER COMMON SHARE:
Basic	$0.85	$0.66
Diluted	$0.85	$0.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47.9	47.6
Diluted	48.3	48.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2019	2018
Net income	$41.2	$31.5
Other comprehensive income (loss), net of tax
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	—	(1.0)
Pension and postretirement benefits, net of tax of $(1.0) and $(0.5), respectively	3.0	1.7
Net gain (loss) on derivative instruments, net of tax of $(8.5) and $8.7, respectively	26.7	(23.0)
Marketable securities gain, net of tax of $0.0 and $0.0, respectively	—	0.3
Foreign currency translation	(5.5)	0.7
Other comprehensive income (loss), net of tax	24.2	(21.3)
Comprehensive income	$65.4	$10.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$41.2	$31.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	30.6	29.7
Deferred income taxes	3.5	1.2
Net pension expense	3.8	2.9
Share-based compensation expense	4.1	3.0
Net loss on disposals of property, plant and equipment and assets held for sale	—	0.1
Changes in working capital and other:
Accounts receivable	(2.1)	(3.5)
Inventories	(51.1)	(50.5)
Other current assets	(10.1)	(6.5)
Accounts payable	18.0	47.5
Accrued liabilities	(30.8)	(40.8)
Pension plan contributions	(2.4)	(2.3)
Other postretirement plan contributions	(0.9)	(0.8)
Other, net	(3.1)	(2.1)
Net cash provided from operating activities	0.7	9.4
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(47.5)	(41.6)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.1	0.1
Proceeds from sales and maturities of marketable securities	—	2.9
Net cash used for investing activities	(47.4)	(38.6)
FINANCING ACTIVITIES
Credit agreement borrowings	88.1	—
Credit agreement repayments	(38.1)	—
Net change in short-term credit agreement borrowings	7.9	—
Dividends paid	(9.7)	(9.6)
Proceeds from stock options exercised	2.6	3.2
Withholding tax payments on share-based compensation awards	(7.5)	(4.1)
Net cash provided from (used for) financing activities	43.3	(10.5)
Effect of exchange rate changes on cash and cash equivalents	1.0	0.5
DECREASE IN CASH AND CASH EQUIVALENTS	(2.4)	(39.2)
Cash and cash equivalents at beginning of period	27.0	56.2
Cash and cash equivalents at end of period	$24.6	$17.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, plant, equipment and software	$19.6	$10.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2019	$279.0	$320.4	$1,605.3	$(332.8)	$(351.8)	$1,520.1
Net income			41.2			41.2
Pension and postretirement benefits gain, net of tax					3.0	3.0
Net gain on derivative instruments, net of tax					26.7	26.7
Foreign currency translation					(5.5)	(5.5)
Cash Dividends:
Common @ $0.20 per share			(9.7)			(9.7)
Share-based compensation plans	0.4	(5.1)		3.3		(1.4)
Stock options exercised	0.4	2.2				2.6
Balances at September 30, 2019	$279.8	$317.5	$1,636.8	$(329.5)	$(327.6)	$1,577.0

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2018	$278.6	$310.0	$1,475.9	$(338.8)	$(239.8)	$1,485.9
Cumulative adjustment upon adoption of ASU 2017-12			1.0		(1.0)	—
Net income			31.5			31.5
Pension and postretirement benefits gain, net of tax					1.7	1.7
Marketable securities gain, net of tax					0.3	0.3
Net loss on derivative instruments, net of tax					(23.0)	(23.0)
Foreign currency translation					0.7	0.7
Cash Dividends:						0
Common @ $0.20 per share			(9.6)			(9.6)
Share-based compensation plans		(2.9)		2.9		—
Stock options exercised	0.3	2.9				3.2
Balances at September 30, 2018	$278.9	$310.0	$1,498.8	$(335.9)	$(261.1)	$1,490.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Form 10-K”). Operating results for the three months ended September 30, 2019 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, "Carpenter Technology", the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted in current period

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842) which improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2016-02 in the first quarter of fiscal year 2020 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets. The Company’s right-of-use assets ("ROU") and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. Upon adoption of the new lease guidance, the Company recorded a ROU and lease liability on the consolidated balance sheets for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. The adoption of the standard had no impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flows. There was no cumulative effect of adopting the standard at the date of initial application in reinvested earnings.

The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases. The Company has elected the practical expedient to not separate lease components from nonlease components for all asset classes. The Company will recognize lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company also made a policy election to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. The Company has expanded the disclosure of operating leases included in Note 11.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to reinvested earnings for standard tax effects resulting from the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018. ASU 2018-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2018-02 in the first quarter of fiscal year 2020. The adoption of ASU 2018-02 did not materially impact the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU 2018-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company early adopted the provisions of ASU 2018-15 in the first quarter of fiscal year 2020 and elected the prospective adoption method. The adoption of ASU 2018-15 did not materially impact the consolidated financial statements.

Recently Issued Accounting Pronouncements - Pending Adoption

At this time there are no issued pronouncements pending adoption that would materially impact the Company.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for its product. The standard payment terms are 30 days. The Company has elected to use the practical expedient that permits a Company to not adjust for the effects of a significant financing component if it expects that at the contract inception, the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Amounts billed to customers for shipping and handling activities to fulfill the Company’s promise to transfer the goods are included in revenues and costs incurred by the Company for the delivery of goods and are classified as cost of sales in the consolidated statements of income. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $11.7 million and $10.5 million at September 30, 2019 and June 30, 2019, respectively, and are included in accrued liabilities on the consolidated balance sheets.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company’s overall revenues by end-use markets and geography for the three months ended September 30, 2019 and 2018 were as follows:

End-Use Market Data	Three Months Ended September 30,
($ in millions)	2019	2018
Aerospace and Defense	$353.3	$310.7
Medical	48.9	47.0
Transportation	40.0	40.3
Energy	39.3	44.3
Industrial and Consumer	73.3	96.1
Distribution	30.6	34.0
Consolidated net sales	$585.4	$572.4

Geographic Data	Three Months Ended September 30,
($ in millions)	2019	2018
United States	$384.9	$384.0
Europe	101.5	90.0
Asia Pacific	53.4	48.6
Mexico	21.9	22.2
Canada	13.4	17.7
Other	10.3	9.9
Consolidated net sales	$585.4	$572.4

4.	Acquisitions

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2019	2018
Net income	$41.2	$31.5
Less: earnings and dividends allocated to participating securities	(0.4)	(0.3)
Earnings available for common stockholders used in calculation of basic earnings per common share	$40.8	$31.2

Weighted average number of common shares outstanding, basic	47.9	47.6

Basic earnings per common share	$0.85	$0.66

Net income	$41.2	$31.5
Less: earnings and dividends allocated to participating securities	(0.4)	(0.3)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$40.8	$31.2

Weighted average number of common shares outstanding, basic	47.9	47.6
Effect of shares issuable under share-based compensation plans	0.4	0.6
Weighted average number of common shares outstanding, diluted	48.3	48.2

Diluted earnings per common share	$0.85	$0.65

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended September 30,
(in millions)	2019	2018
Stock options	0.8	0.1

6.	Inventories

Inventories consisted of the following components as of September 30, 2019 and June 30, 2019:

($ in millions)	September 30, 2019	June 30, 2019
Raw materials and supplies	$194.3	$169.8
Work in process	459.2	425.7
Finished and purchased products	184.1	192.2
Total inventory	$837.6	$787.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) inventory costing method. The Company also uses the first-in, first-out (“FIFO”) and average cost methods. As of September 30, 2019 and June 30, 2019, $179.6 million and $172.3 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2019 and June 30, 2019:

($ in millions)	September 30, 2019	June 30, 2019
Accrued compensation and benefits	$42.1	$71.2
Accrued postretirement benefits	14.7	14.7
Deferred revenue	11.7	10.5
Derivative financial instruments	10.7	16.7
Current portion of lease liabilities	10.2	—
Accrued income taxes	7.0	4.2
Accrued interest expense	3.8	10.4
Accrued pension liabilities	3.4	3.4
Other	25.5	26.5
Total accrued liabilities	$129.1	$157.6

8.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three months ended September 30, 2019 and 2018 were as follows:

	Pension Plans		Other Postretirement Plans
	Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Service cost	$2.4	$2.3	$0.7	$0.6
Interest cost	11.7	13.2	2.3	2.5
Expected return on plan assets	(15.5)	(16.2)	(1.8)	(1.7)
Amortization of net loss	3.9	2.6	0.6	0.4
Amortization of prior service cost (benefit)	0.5	0.5	(1.0)	(1.3)
Net periodic benefit costs	$3.0	$2.4	$0.8	$0.5

During the three months ended September 30, 2019 and 2018, the Company made $2.4 million and $2.3 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to contribute $3.8 million to its qualified defined benefit pension plans during the remainder of fiscal year 2020.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Debt

The Company maintains a $400.0 million unsecured revolving credit facility (“Credit Agreement”) that extends to March 2022. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate”. Both are determined based upon the credit rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.25% as of September 30, 2019), and for Base Rate-determined loans, from 0.00% to 0.75% (0.25% as of September 30, 2019). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.20% as of September 30, 2019), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.25% as of September 30, 2019), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2019, the Company had $5.9 million of issued letters of credit and $77.6 million of short-term borrowings under the Credit Agreement with the balance of $316.5 million available to the Company. As of September 30, 2019, the borrowing rate for the Credit Agreement was 3.30%.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2019 and June 30, 2019, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of September 30, 2019 and June 30, 2019 consisted of the following:

($ in millions)	September 30, 2019	June 30, 2019
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at September 30, 2019 and June 30, 2019)	$251.5	$251.2
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at September 30, 2019 and June 30, 2019)	299.4	299.4
Total	550.9	550.6
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$550.9	$550.6

For the three months ended September 30, 2019 and 2018, interest costs totaled $7.4 million and $7.2 million, respectively, of which $2.0 million and $0.9 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2019, the Company decreased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2019 and June 30, 2019 were $15.9 million and $16.1 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

11.	Leases

As a result of adoption of ASU 2016-02, Leases, the Company recorded ROU assets and operating lease liabilities, each in the amount of $53.8 million, on the consolidated balance sheet as of July 1, 2019 for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles, and computer equipment. These amounts are equivalent to the aggregate future lease payments on a discounted basis. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The leases have remaining terms of one to eighteen years.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the components of the Company’s lease cost for the three months ended September 30, 2019:

Three Months Ended September 30,
($ in millions)	2019
Operating lease cost	$3.4
Short-term lease cost	0.8
Variable lease cost	0.1
Total lease cost	$4.3

Operating cash flow payments from operating leases	$3.3
Non-cash ROU assets obtained in exchange for lease obligations	$0.9
Weighted-average remaining lease term - operating leases	8.5 years
Weighted-average discount rate - operating leases	3.8%

The following table sets forth the Company’s ROU and lease liabilities at September 30, 2019:

($ in millions)	September 30, 2019
Operating lease assets:
Other assets	$51.6
Operating lease liabilities:
Other accrued liabilities	$10.2
Other liabilities	42.3
Total operating lease liabilities	$52.5

Minimum lease payments for operating leases expiring subsequent to September 30, 2019 are as follows:

($ in millions)	September 30, 2019
2020 (remaining period of fiscal year)	$9.6
2021	10.5
2022	8.5
2023	6.8
2024	5.1
Thereafter	24.7
Total future minimum lease payments	65.2
Less imputed interest	(12.7)
Total	$52.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The below table as of June 30, 2019 is carried forward, including certain amounts that were historically included in the table as a result of the historical lease term conclusions but were not included in the initial ROU asset and lease liability measurement as of June 30, 2019. Minimum lease payments for operating leases under ASC 840 expiring subsequent to June 30, 2019 were as follows:

($ in millions)	June 30, 2019
2020	$12.7
2021	10.4
2022	8.3
2023	6.6
2024	5.0
Thereafter	23.5
Total future minimum lease payments	$66.5

12.	Fair Value Measurements

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2019	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$39.8

Liabilities:
Derivative financial instruments	$18.0

June 30, 2019	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$12.5

Liabilities:
Derivative financial instruments	$28.0

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2019		June 30, 2019
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$550.9	$566.2	$550.6	$560.6
Company-owned life insurance	$18.5	$18.5	$17.9	$17.9

The fair values of long-term debt as of September 30, 2019 and June 30, 2019 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income (“AOCI”) and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2019, the Company had forward contracts to purchase 17.3 million pounds of certain raw materials with settlement dates through December 2023.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended September 30, 2019 and 2018, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts, were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of September 30, 2019 and June 30, 2019, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of September 30, 2019 and June 30, 2019, the total notional amount of floating interest rate contracts was $150.0 million for both periods. For the three months ended September 30, 2019 and 2018, net losses of $0.0 million and $0.3 million, respectively, were recorded as an increase to interest expense, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2019 and June 30, 2019:

September 30, 2019	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.1	$0.9	$20.2	$21.2
Other assets	1.9	0.5	16.2	18.6
Total asset derivatives	$2.0	$1.4	$36.4	$39.8
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$10.7	$10.7
Other liabilities	—	—	7.3	7.3
Total liability derivatives	$—	$—	$18.0	$18.0

June 30, 2019	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.3	$0.6	$3.8	$4.7
Other assets	1.6	0.2	6.0	7.8
Total asset derivatives	$1.9	$0.8	$9.8	$12.5
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$16.7	$16.7
Other liabilities	—	—	11.3	11.3
Total liability derivatives	$—	$—	$28.0	$28.0

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $39.2 million and total liability derivatives would have been $17.4 million as of September 30, 2019.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2019 and June 30, 2019, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow and Fair Value Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months ended September 30, 2019 and 2018:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended September 30,
($ in millions)	2019	2018
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(39.8)	$(33.6)
Foreign exchange contracts	(0.7)	0.2
Total	$(40.5)	$(33.4)

($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Three Months Ended September 30,
		2019	2018
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$4.8	$(2.0)
Foreign exchange contracts	Net sales	0.4	0.2
Forward interest rate swaps	Interest expense	0.1	0.1
Total		$5.3	$(1.7)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$585.4	$472.8	$5.4	$572.4	$480.7	$6.3

Gain (loss) on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain (loss) reclassified from AOCI to income	$—	$4.8	$—	$—	$(2.0)	$—
Foreign currency forward contracts
Amount of gain reclassified from AOCI to income	0.4	—	—	0.2	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.1	—	—	0.1
Gain (loss) on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	—	—	—	0.3
Derivatives designated as hedging instruments	—	—	—	—	—	(0.3)
Total gain (loss)	$0.4	$4.8	$0.1	$0.2	$(2.0)	$0.1

The Company estimates that $10.1 million of net derivative losses included in AOCI as of September 30, 2019 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three months ended September 30, 2019.

As of September 30, 2019, and June 30, 2019, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value loss in the carrying amount of the hedged liabilities
($ in millions)	September 30, 2019	June 30, 2019	September 30, 2019	June 30, 2019
Line item in the consolidated balance sheets in which the hedged item is included:
Long-Term Debt	$151.9	$151.6	$1.9	$1.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2019	2018
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	$0.1	$1.0
Foreign exchange gain	0.2	0.5
Interest income	—	0.1
Pension earnings, interest and deferrals	(0.7)	—
Other	0.1	—
Total other (expense) income, net	$(0.3)	$1.6

15.	Income Taxes

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

Income tax expense for the three months ended September 30, 2019 was $12.9 million, or 23.8 percent of pre-tax income as compared with $8.8 million, or 21.8 percent of pre-tax income for the three months ended September 30, 2018.

The effective tax rate for the three months ended September 30, 2019 is higher than the prior year period due to losses in certain foreign jurisdictions for which no tax benefit can be recorded as well as a lower tax benefit for employee share-based compensation.

16.	Business Segments

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

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the Carpenter Additive business, and the Latrobe and Mexico distribution businesses. Effective July 1, 2019, the Company's LPW, CalRAM and Powder business in Alabama and West Virginia were combined into the Carpenter Additive business. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which is comprised of executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On a consolidated basis, one customer, Arconic Inc., accounted for approximately 10 percent of net sales for the three months ended September 30, 2019 and 2018. Approximately 11 percent of the accounts receivable outstanding at September 30, 2019 was due from one customer, Arconic Inc. Approximately 12 percent of the accounts receivable outstanding at June 30, 2019 was due from one customer, Arconic Inc.

	Three Months Ended September 30,
($ in millions)	2019	2018
Net Sales:
Specialty Alloys Operations	$491.1	$475.5
Performance Engineered Products	109.4	111.7
Intersegment	(15.1)	(14.8)
Consolidated net sales	$585.4	$572.4

	Three Months Ended September 30,
($ in millions)	2019	2018
Operating Income (Loss):
Specialty Alloys Operations	$81.0	$52.8
Performance Engineered Products	(2.0)	7.3
Corporate	(19.1)	(15.8)
Intersegment	(0.1)	0.7
Consolidated operating income	$59.8	$45.0

	Three Months Ended September 30,
($ in millions)	2019	2018
Depreciation and Amortization:
Specialty Alloys Operations	$23.6	$23.7
Performance Engineered Products	5.9	5.0
Corporate	1.3	1.2
Intersegment	(0.2)	(0.2)
Consolidated depreciation and amortization	$30.6	$29.7

	Three Months Ended September 30,
($ in millions)	2019	2018
Capital Expenditures:
Specialty Alloys Operations	$25.2	$20.6
Performance Engineered Products	6.2	13.6
Corporate	16.2	7.7
Intersegment	(0.1)	(0.3)
Consolidated capital expenditures	$47.5	$41.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2019	June 30, 2019
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,442.1	$2,349.2
Performance Engineered Products	704.3	664.8
Corporate	216.6	192.5
Intersegment	(21.5)	(18.7)
Consolidated total assets	$3,341.5	$3,187.8

17.	Reclassifications from Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in AOCI by component, net of tax, for the three months ended September 30, 2019 and 2018 were as follows:

Three Months Ended September 30, 2019 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total
Balances at June 30, 2019	$(14.8)	$(293.3)	$—	$(43.7)	$(351.8)
Other comprehensive income (loss) before reclassifications	30.7	—	—	(5.5)	25.2
Amounts reclassified from AOCI (b)	(4.0)	3.0	—	—	(1.0)
Net other comprehensive income (loss)	26.7	3.0	—	(5.5)	24.2
Balances at September 30, 2019	$11.9	$(290.3)	$—	$(49.2)	$(327.6)

Three Months Ended September 30, 2018 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total
Balances at June 30, 2018	$23.8	$(220.4)	$(0.3)	$(42.9)	$(239.8)
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	(1.0)	—	—	—	(1.0)
Other comprehensive (loss) income before reclassifications	(24.3)	—	0.3	0.7	(23.3)
Amounts reclassified from AOCI (b)	1.3	1.7	—	—	3.0
Net other comprehensive (loss) income	(24.0)	1.7	0.3	0.7	(21.3)
Balances at September 30, 2018	$(0.2)	$(218.7)	$—	$(42.2)	$(261.1)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2019 and 2018:

Details about AOCI Components	Location of gain (loss)	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2019	2018
Cash flow hedging items:
Commodity contracts	Cost of sales	$4.8	$(2.0)
Foreign exchange contracts	Net sales	0.4	0.2
Forward interest rate swaps	Interest expense	0.1	0.1
Total before tax		5.3	(1.7)
Tax (expense) benefit		(1.3)	0.4
Net of tax		$4.0	$(1.3)

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2019	2018
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(4.5)	$(3.0)
Prior service benefit	(b)	0.5	0.8
Total before tax		(4.0)	(2.2)
Tax benefit		1.0	0.5
Net of tax		$(3.0)	$(1.7)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 8. Pension and Other Postretirement Benefits for additional details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are a producer and distributor of premium specialty alloys, including titanium alloys, powder metals, stainless steels, alloy steels, and tool steels as well as drilling tools. We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, medical, transportation, energy, industrial and consumer markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing ("AM") processes and soft magnetics applications. We have expanded our AM capabilities to provide a complete “end-to-end” solution to accelerate materials innovation and streamline parts production. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2019 Form 10-K. Our discussions here focus on our results during or as of the three-month period ended September 30, 2019 and the comparable period of fiscal year 2019, and to the extent applicable, on material changes from information discussed in the 2019 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2019 Form 10-K for detailed background information and with any such intervening Form 8-K.

Impact of Raw Material Prices and Product Mix

We value most of our inventory utilizing the last-in, first-out ("LIFO") inventory costing method. Under the LIFO inventory costing method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials may potentially have been acquired at significantly different values due to the length of time from the acquisition of the raw materials to the sale of the processed finished goods to the customers. In a period of rising raw material costs, the LIFO inventory valuation normally results in higher cost of sales. Conversely, in a period of decreasing raw material costs, the LIFO inventory valuation normally results in lower cost of sales.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2020 will be $15.0 million as compared with $11.4 million in fiscal year 2019.  The following is the pension expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
($ in millions)	2019	2018
Pension plans	$3.0	$2.4
Other postretirement plans	0.8	0.5
Net periodic benefit costs	$3.8	$2.9

Net pension expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other (expense) income, net. The following is a summary of the classification of net pension expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
($ in millions)	2019	2018
Cost of sales:
Service cost	$2.7	$2.5
Selling, general and administrative expenses:
Service cost	0.4	0.4
Other (expense) income, net:
Pension earnings, interest and deferrals	0.7	—
Net pension expense	$3.8	$2.9

As of September 30, 2019 and June 30, 2019, amounts related to the net pension expense capitalized in gross inventory were $1.7 million and $1.7 million, respectively.

Operating Performance Overview

Our first quarter results reflect the ongoing momentum we are driving across our core business as we generated strong operational results and delivered our eleventh consecutive quarter of year-over-year sales and earnings growth. Backlog levels increased 26 percent year-over-year with the Aerospace and Defense and Medical end-use markets increasing by 40 percent and 15 percent, respectively. In the Medical end-use market, we delivered year-over-year growth due to expanded direct customer relationships and strategic investments in facility expansions for our premium titanium bar products.

We also continue to progress with obtaining the necessary qualifications for our Athens facility and received an additional qualification in the current quarter. Customer engagement levels related to Athens qualifications remain high and we are working diligently with our partners to secure additional approvals and provide critical incremental capacity for the industry.

We continue to drive our core business forward with strong commercial execution and continuing manufacturing improvements. We remain committed to maintaining a balance between near-term earnings growth and investing for the long-term. We continue to take innovative action in significant growth areas including additive manufacturing and soft magnetics to accelerate profitable revenue growth. We believe these investments in critical emerging technologies are necessary to sustain our position as a leading solutions provider and critical supply chain partner for our customers in the years and decades to come.

Results of Operations — Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

For the three months ended September 30, 2019, we reported net income of $41.2 million, or $0.85 per diluted share. This compares with net income for the same period a year earlier of $31.5 million, or $0.65 per diluted share. The current period results reflect strengthening product mix across all end-use markets combined with our solutions-focused approach driving increased sales in our Aerospace and Defense and Medical end-use markets compared to the prior year period.

Net Sales

Net sales for the three months ended September 30, 2019 were $585.4 million, which was a 2 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 7 percent on a 5 percent decrease in shipment volume from the same period a year ago. The results excluding surcharge revenue reflect a favorable product mix across all end-use markets.

Geographically, sales outside the United States increased 6 percent from the same period a year ago to $200.5 million for the three months ended September 30, 2019. The increase is primarily due to stronger demand in the Aerospace and Defense end-use market in Europe and Asia Pacific and the Energy end-use market in Europe. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.3 million decrease in sales during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Net sales outside the United States represented 34 percent and 33 percent of total net sales for the three months ended September 30, 2019 and 2018, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Aerospace and Defense	$353.3	$310.7	$42.6	14%
Medical	48.9	47.0	1.9	4%
Transportation	40.0	40.3	(0.3)	(1)%
Energy	39.3	44.3	(5.0)	(11)%
Industrial and Consumer	73.3	96.1	(22.8)	(24)%
Distribution	30.6	34.0	(3.4)	(10)%
Total net sales	$585.4	$572.4	$13.0	2%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Aerospace and Defense	$286.1	$239.6	$46.5	19%
Medical	44.0	39.5	4.5	11%
Transportation	33.0	31.4	1.6	5%
Energy	33.0	37.5	(4.5)	(12)%
Industrial and Consumer	60.2	74.6	(14.4)	(19)%
Distribution	30.3	33.7	(3.4)	(10)%
Total net sales excluding surcharge revenue	$486.6	$456.3	$30.3	7%

Sales to the Aerospace and Defense end-use market increased 14 percent from the first quarter a year ago to $353.3 million. Excluding surcharge revenue, sales increased 19 percent from the first quarter a year ago on a 10 percent increase in shipment volume. The results reflect stronger demand in almost all aerospace sub-markets demonstrating the continued benefits from our broad solutions portfolio across multiple attractive sub-markets. In addition, we continue to experience strong demand for our defense related applications driven by specific programs.

Medical end-use market sales increased 4 percent from the first quarter a year ago to $48.9 million. Excluding surcharge revenue, sales increased 11 percent on 9 percent higher shipment volume from the first quarter a year ago. The results reflect continued strong demand for high-value materials used in orthopedic, cardiology and dental applications.

Transportation end-use market sales decreased 1 percent from the first quarter a year ago to $40.0 million. Excluding surcharge revenue, sales increased 5 percent on flat shipment volume from the first quarter a year ago. The results reflect increased sales in light vehicles and medium and heavy duty trucks driven by richer product mix focused on solutions specifically engineered for high-temperature and high-wear applications offset by impacts of ongoing trade actions and tariffs which have impacted customer order patterns.

Sales to the Energy end-use market of $39.3 million reflect an 11 percent decrease from the first quarter a year ago. Excluding surcharge revenue, sales decreased 12 percent from a year ago. The results primarily reflect decreases in the domestic oil and gas sub-market due to declining market activity and growing pricing pressures partially offset by increases in the international power generation sub-market.

Industrial and Consumer end-use market sales decreased 24 percent from the first quarter a year ago to $73.3 million. Excluding surcharge revenue, sales decreased 19 percent on 28 percent lower shipment volume. The results reflect the impact of reduced demand for materials used in select industrial applications as well as our ongoing portfolio rationalization partially offset by growth in consumer electronics compared to the prior year period.

Gross Profit

Our gross profit in the first quarter increased 23 percent to $112.6 million, or 19.2 percent of net sales as compared with $91.7 million, or 16.0 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue, our adjusted gross margin in the first quarter was 23.1 percent as compared to 20.1 percent in the same period a year ago. The current period results were driven by increasing margins in the SAO segment and favorable product mix in all end-use markets.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2019	2018
Net sales	$585.4	$572.4
Less: surcharge revenue	98.8	116.1
Net sales excluding surcharge revenue	$486.6	$456.3

Gross profit	$112.6	$91.7

Gross margin	19.2%	16.0%

Adjusted gross margin excluding surcharge revenue	23.1%	20.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $52.8 million were 9.0 percent of net sales (10.9 percent of net sales excluding surcharge) as compared with $46.7 million and 8.2 percent of net sales (10.2 percent of net sales excluding surcharge) in the same quarter a year ago. The selling, general and administrative expenses reflect additional investments in additive manufacturing including expenses of LPW which was not included in the first quarter a year ago.

Operating Income

Our operating income in the recent first quarter was $59.8 million or 10.2 percent of net sales as compared with $45.0 million or 7.9 percent of net sales in the same quarter a year ago. Excluding surcharge revenue, adjusted operating margin was 12.3 percent for the most recent quarter as compared with 9.9 percent a year ago. The results for the first quarter of fiscal year 2020 primarily reflect stronger product mix across all end-use markets and improved margins in the SAO segment compared to the same period a year ago.

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

	Three Months Ended September 30,
($ in millions)	2019	2018
Net sales	$585.4	$572.4
Less: surcharge revenue	98.8	116.1
Net sales excluding surcharge revenue	$486.6	$456.3

Operating income	$59.8	$45.0

Operating margin	10.2%	7.9%

Adjusted operating margin excluding surcharge revenue	12.3%	9.9%

Interest Expense

Interest expense for the three months ended September 30, 2019 was $5.4 million compared with $6.3 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended September 30, 2019 includes net losses from interest rate swaps of $0.0 million compared with $0.3 million of net losses from interest rate swaps for the three months ended September 30, 2018. Capitalized interest reduced interest expense by $2.0 million for the three months ended September 30, 2019 and $0.9 million for the three months ended September 30, 2018.

Other (Expense) Income, Net

Other expense, net for the three months ended September 30, 2019 was $0.3 million as compared with $1.6 million of other income, net for the three months ended September 30, 2018. The current year results reflect the impact of expense from pension earnings, interest and deferrals while the prior year results reflected favorable market returns on investments used to fund Company-owned life insurance contracts and investments held in rabbi trusts.

Income Taxes

Income tax expense in the recent first quarter was $12.9 million, or 23.8 percent of pre-tax income compared with $8.8 million, or 21.8 percent of pre-tax income in the same quarter a year ago. The effective tax rate for the three months ended September 30, 2019 is higher than the prior year period due to losses in certain foreign jurisdictions for which no tax benefit can be recorded as well as a lower tax benefit for employee share-based compensation.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended September 30,		(Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2019	2018
Specialty Alloys Operations	60,044	62,714	(2,670)	(4)%
Performance Engineered Products *	3,250	2,732	518	19%
Intersegment	(996)	170	(1,166)	(686)%
Consolidated pounds sold	62,298	65,616	(3,318)	(5)%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Specialty Alloys Operations	$491.1	$475.5	$15.6	3%
Performance Engineered Products	109.4	111.7	(2.3)	(2)%
Intersegment	(15.1)	(14.8)	(0.3)	(2)%
Total net sales	$585.4	$572.4	$13.0	2%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Specialty Alloys Operations	$393.2	$361.5	$31.7	9%
Performance Engineered Products	107.9	108.0	(0.1)	—%
Intersegment	(14.5)	(13.2)	(1.3)	(10)%
Total net sales excluding surcharge revenue	$486.6	$456.3	$30.3	7%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2019 for the SAO segment increased 3 percent to $491.1 million, as compared with $475.5 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 9 percent on 4 percent lower shipment volume from a year ago. The results primarily reflect the impact of increased sales and stronger product mix in all end-use markets compared to the prior year same quarter.

Operating income for the SAO segment was $81.0 million or 16.5 percent of net sales (20.6 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with $52.8 million or 11.1 percent of net sales (14.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The results reflect improved margins from capacity and productivity gains and favorable product mix compared to the prior year same quarter.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2019 for the PEP segment decreased 2 percent to $109.4 million, as compared with $111.7 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $107.9 million were flat from a year ago. The results reflect lower sales in our Energy end-use market, primarily in the domestic oil and gas sub-market.

Operating loss for the PEP segment was $2.0 million or negative 1.8 percent of net sales in the recent first quarter, compared with operating income of $7.3 million or 6.5 percent of net sales in the same quarter a year ago. The results were impacted by our continuing strategic investment in additive manufacturing and decreased activity in the North American oil and gas sub-market.

Liquidity and Financial Resources

During the three months ended September 30, 2019, we generated cash from operations of $0.7 million compared to $9.4 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $56.4 million as compared to negative $41.7 million for the same period a year ago. The decrease in cash provided from operating activities for the three months ended September 30, 2019 compared to the same period a year ago was primarily driven by working capital investments partially offset by higher income levels. The free cash flow results reflect working capital, investments and higher capital spending levels in the current period as we continued to increase our investment in strategic growth areas including additive manufacturing and soft magnetics compared to the prior year same period.

Capital expenditures for property, plant, equipment and software were $47.5 million for the three months ended September 30, 2019 as compared to $41.6 million for the same period a year ago. In fiscal year 2020, we expect capital expenditures to be approximately $170 million.

Dividends during the three months ended September 30, 2019 and 2018 were $9.7 million and $9.6 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Agreement. Our Credit Agreement contains a revolving credit commitment of $400 million, which expires in March 2022. As of September 30, 2019, we had $5.9 million of issued letters of credit and $77.6 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement, $316.5 million, remains available to us. As of September 30, 2019, we had total liquidity of $341.1 million, including $24.6 million of cash and cash equivalents. From time to time during the three months ended September 30, 2019, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the three months ended September 30, 2019 was approximately $36.2 million with daily outstanding borrowings ranging from $0.0 million to $73.2 million during the period.

We believe that our cash and cash equivalents of $24.6 million as of September 30, 2019 and available borrowing capacity of $316.5 million under our credit facility will be sufficient to fund our cash needs over the foreseeable future.

During the three months ended September 30, 2019, we made pension contributions of $2.4 million to our qualified defined benefit pension plans. We currently expect to make $3.8 million of additional contributions to our qualified defined benefit pension plans during the remainder of fiscal year 2020.

As of September 30, 2019, we had cash and cash equivalents of approximately $21 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of September 30, 2019). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of September 30, 2019, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of September 30, 2019:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	16.24 to 1.00
Consolidated debt to capital	55% (maximum)	28.5%

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

Adjusted Operating Margin Excluding Surcharge Revenue

This report includes discussions of operating margin as adjusted to exclude the impact of raw material surcharge revenue which represents a financial measure that has not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding surcharge revenue to operating income and operating margin determined in accordance with U.S. GAAP. Operating margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating margin calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2019	2018
Net cash provided from operating activities	$0.7	$9.4
Purchases of property, plant, equipment and software	(47.5)	(41.6)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.1	0.1
Dividends paid	(9.7)	(9.6)
Free cash flow	$(56.4)	$(41.7)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2019, the Company decreased the liability for a Company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2019 and June 30, 2019 were $15.9 million and $16.1 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2019 Form 10-K Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 1, Summary of Significant Accounting Policies, of the Notes to our consolidated financial statements included in Part II, Item 8 thereto.

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

As of September 30, 2019, we had five reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 60 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes four reporting units with goodwill recorded.

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

On July 1, 2019, the Company reorganized certain business units within our PEP segment. The LPW, CalRAM and Powder businesses in Alabama and West Virginia were combined to create the Carpenter Additive reporting unit. The Powders reporting unit remains but now excludes the Alabama and West Virginia sites. As a result, the Company performed an interim goodwill impairment test as of July 1, 2019 for the reporting units impacted by the reorganization noting the fair value exceeded the carrying value in all instances.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology’s filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2019, and the exhibits attached to that filing. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; and (15) fluctuations in oil and gas prices and production. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

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

The status of our financial instruments as of September 30, 2019 is provided in Note 13 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2019, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on that evaluation, our management, including the President and Chief Executive Officer and Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of September 30, 2019 were not effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, because of the material weakness in internal control over financial reporting disclosed in Item 8. of the 2019 Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and discussed under "Item 4. Controls and Procedures - Remediation in this Quarterly Report on Form 10-Q.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As disclosed in Item 8. of the 2019 Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting”, we identified a material weakness related to the accuracy and completeness of the data inputs for price, quantity and related customer data during the billing process. There were no misstatements identified in our annual or interim consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of implementing changes to our internal control over financial reporting and enhancing the design of controls over the billing process to remediate the control deficiency that led to the material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of the material weakness will be completed prior to the end of fiscal year 2020.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2019 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended September 30, 2019, however employees surrendered 123,433 shares to the Company, at an average purchase price of $45.66, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

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
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 24, 2019	/s/ Timothy Lain
Timothy Lain
Vice President and Chief Financial Officer

(Principal Financial Officer)