Form 10-Q
period 2019-12-31
CARPENTER TECHNOLOGY CORP
filed 2020-01-30
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

The number of shares outstanding of the issuer’s common stock as of January 23, 2020 was 47,798,858.

2

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$29.9	$27.0
Accounts receivable, net	378.3	384.1
Inventories	896.6	787.7
Other current assets	52.9	37.4
Total current assets	1,357.7	1,236.2
Property, plant and equipment, net	1,385.8	1,366.2
Goodwill	328.9	326.4
Other intangibles, net	63.8	67.2
Deferred income taxes	4.1	4.2
Other assets	263.3	187.6
Total assets	$3,403.6	$3,187.8

LIABILITIES
Current liabilities:
Short-term credit agreement borrowings	$118.9	$19.7
Accounts payable	233.9	238.7
Accrued liabilities	146.6	157.6
Total current liabilities	499.4	416.0
Long-term debt	550.6	550.6
Accrued pension liabilities	363.4	371.2
Accrued postretirement benefits	122.8	122.1
Deferred income taxes	151.8	142.7
Other liabilities	112.2	65.1
Total liabilities	1,800.2	1,667.7

Contingencies and commitments (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 56,011,853 shares at December 31, 2019 and 55,808,743 shares at June 30, 2019; outstanding 47,797,070 shares at December 31, 2019 and 47,470,363 shares at June 30, 2019	280.1	279.0
Capital in excess of par value	322.1	320.4
Reinvested earnings	1,665.9	1,605.3
Common stock in treasury (8,214,783 shares and 8,338,380 shares at December 31, 2019 and June 30, 2019, respectively), at cost	(328.4)	(332.8)
Accumulated other comprehensive loss	(336.3)	(351.8)
Total stockholders' equity	1,603.4	1,520.1
Total liabilities and stockholders' equity	$3,403.6	$3,187.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$573.0	$556.5	$1,158.4	$1,128.9
Cost of sales	460.4	449.5	933.1	930.2
Gross profit	112.6	107.0	225.3	198.7

Selling, general and administrative expenses	55.3	51.6	108.2	98.3
Restructuring charges	2.3	—	2.3	—
Operating income	55.0	55.4	114.8	100.4

Interest expense	(5.3)	(7.0)	(10.7)	(13.2)
Other income (expense), net	0.8	(3.2)	0.5	(1.7)

Income before income taxes	50.5	45.2	104.6	85.5
Income tax expense	11.7	9.7	24.6	18.5

Net income	$38.8	$35.5	$80.0	$67.0

EARNINGS PER COMMON SHARE:
Basic	$0.80	$0.73	$1.65	$1.39
Diluted	$0.79	$0.73	$1.64	$1.38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.1	47.7	48.0	47.7
Diluted	48.5	48.0	48.4	48.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Net income	$38.8	$35.5	$80.0	$67.0
Other comprehensive (loss) income, net of tax
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	—	—	—	(1.0)
Pension and postretirement benefits, net of tax of $(1.0), $(0.5), $(2.0) and $(1.0), respectively	3.0	1.7	6.0	3.4
Net (loss) gain on derivative instruments, net of tax of $6.1, $4.9, $(2.4) and $13.6, respectively	(19.1)	(15.4)	7.6	(38.4)
Marketable securities gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	—	0.3
Foreign currency translation	7.4	(2.7)	1.9	(2.0)
Other comprehensive (loss) income, net of tax	(8.7)	(16.4)	15.5	(37.7)
Comprehensive income	$30.1	$19.1	$95.5	$29.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2019	2018
OPERATING ACTIVITIES
Net income	$80.0	$67.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	61.0	60.1
Non-cash restructuring charges	1.5	—
Deferred income taxes	5.5	4.9
Net pension expense	7.6	5.8
Share-based compensation expense	8.5	8.1
Net loss on disposals of property, plant and equipment and assets held for sale	0.1	0.1
Changes in working capital and other:
Accounts receivable	5.0	39.4
Inventories	(108.2)	(150.9)
Other current assets	(12.9)	(8.0)
Accounts payable	(1.0)	52.8
Accrued liabilities	(17.1)	(28.0)
Pension plan contributions	(3.6)	(3.3)
Other postretirement plan contributions	(1.6)	(1.5)
Other, net	(2.2)	0.7
Net cash provided from operating activities	22.6	47.2
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(94.3)	(81.7)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.1	0.1
Acquisition of business, net of cash acquired	—	(79.0)
Proceeds from sales and maturities of marketable securities	—	2.9
Net cash used for investing activities	(94.2)	(157.7)
FINANCING ACTIVITIES
Credit agreement borrowings	114.6	122.2
Credit agreement repayments	(45.7)	(42.2)
Net change in short-term credit agreement borrowings	30.3	20.6
Dividends paid	(19.4)	(19.3)
Proceeds from stock options exercised	4.2	3.6
Withholding tax payments on share-based compensation awards	(7.7)	(4.3)
Net cash provided from financing activities	76.3	80.6
Effect of exchange rate changes on cash and cash equivalents	(1.8)	2.2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.9	(27.7)
Cash and cash equivalents at beginning of period	27.0	56.2
Cash and cash equivalents at end of period	$29.9	$28.5
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of property, plant, equipment and software	$12.5	$11.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at September 30, 2019	$279.8	$317.5	$1,636.8	$(329.5)	$(327.6)	$1,577.0
Net income			38.8			38.8
Pension and postretirement benefits gain, net of tax					3.0	3.0
Net loss on derivative instruments, net of tax					(19.1)	(19.1)
Foreign currency translation					7.4	7.4
Cash Dividends:
Common @ $0.20 per share			(9.7)			(9.7)
Share-based compensation plans		3.2		1.1		4.3
Stock options exercised	0.3	1.4				1.7
Balances at December 31, 2019	$280.1	$322.1	$1,665.9	$(328.4)	$(336.3)	$1,603.4

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at September 30, 2018	$278.9	$310.0	$1,498.8	$(335.9)	$(261.1)	$1,490.7
Net income			35.5			35.5
Pension and postretirement benefits gain, net of tax					1.7	1.7
Net loss on derivative instruments, net of tax					(15.4)	(15.4)
Foreign currency translation					(2.7)	(2.7)
Cash Dividends:						0
Common @ $0.20 per share			(9.7)			(9.7)
Share-based compensation plans	0.1	4.7		0.3		5.1
Stock options exercised		0.3				0.3
Balances at December 31, 2018	$279.0	$315.0	$1,524.6	$(335.6)	$(277.5)	$1,505.5

 See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2019	$279.0	$320.4	$1,605.3	$(332.8)	$(351.8)	$1,520.1
Net income			80.0			80.0
Pension and postretirement benefits gain, net of tax					6.0	6.0
Net gain on derivative instruments, net of tax					7.6	7.6
Foreign currency translation					1.9	1.9
Cash Dividends:
Common @ $0.40 per share			(19.4)			(19.4)
Share-based compensation plans	0.5	(1.9)		4.4		3.0
Stock options exercised	0.6	3.6				4.2
Balances at December 31, 2019	$280.1	$322.1	$1,665.9	$(328.4)	$(336.3)	$1,603.4

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2018	$278.6	$310.0	$1,475.9	$(338.8)	$(239.8)	$1,485.9
Cumulative adjustment upon adoption of ASU 2017-12			1.0		(1.0)	—
Net income			67.0			67.0
Pension and postretirement benefits gain, net of tax					3.4	3.4
Net loss on derivative instruments, net of tax					(38.4)	(38.4)
Unrealized gain on marketable securities, net of tax					0.3	0.3
Foreign currency translation					(2.0)	(2.0)
Cash Dividends:						0
Common @ $0.40 per share			(19.3)			(19.3)
Share-based compensation plans		1.8		3.2		5.0
Stock options exercised	0.4	3.2				3.6
Balances at December 31, 2018	$279.0	$315.0	$1,524.6	$(335.6)	$(277.5)	$1,505.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Form 10-K”). Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, "Carpenter Technology", the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.	Restructuring Charges

During the quarter ended December 31, 2019, the Company approved restructuring actions to reduce overhead costs and position the Company to drive long-term, profitable growth. Restructuring charges for the three and six months ended December 31, 2019 were $2.3 million before taxes. Activities undertaken in connection with the restructuring were substantially complete in the quarter ended December 31, 2019.

3.	Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted in current period

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842) which replaces the existing guidance in ASC 840, Leases. The standard improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2016-02 in the first quarter of fiscal year 2020 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets. The Company’s right-of-use ("ROU") assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. Upon adoption of the new lease guidance, the Company recorded a ROU asset and lease liability on the consolidated balance sheet for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. The adoption of the standard had no impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flows. There was no cumulative effect of adopting the standard at the date of initial application in reinvested earnings.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases. The Company has elected the practical expedient to not separate lease components from nonlease components for all asset classes. The Company will recognize lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company also made a policy election to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. The Company has expanded the disclosure of operating leases included in Note 12.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to reinvested earnings for standard tax effects resulting from the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Tax Cuts and Jobs Act”). ASU 2018-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2018-02 in the first quarter of fiscal year 2020. The adoption of ASU 2018-02 did not materially impact the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU 2018-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company early adopted the provisions of ASU 2018-15 in the first quarter of fiscal year 2020 and elected the prospective adoption method. The adoption of ASU 2018-15 did not materially impact the consolidated financial statements.

Recently Issued Accounting Pronouncements - Pending Adoption

At this time there are no issued pronouncements pending adoption that would materially impact the Company.

4.	Revenue

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

Each customer purchase order or contract for goods transferred has a single performance obligation for which revenue is recognized at a point in time. The standard terms and conditions of a customer purchase order include general rights of return and product warranty provisions related to nonconforming product. Depending on the circumstances, the product is either replaced or a quality adjustment is issued. Such warranties do not represent a separate performance obligation.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $14.5 million and $10.5 million at December 31, 2019 and June 30, 2019, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company’s overall revenues by end-use markets and geography for the three and six months ended December 31, 2019 and 2018 were as follows:

End-Use Market Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Aerospace and Defense	$348.7	$299.0	$702.0	$609.7
Medical	49.0	45.5	98.0	92.5
Transportation	38.4	37.8	78.4	78.1
Energy	31.2	42.8	70.5	87.1
Industrial and Consumer	78.0	97.5	151.3	193.6
Distribution	27.7	33.9	58.2	67.9
Consolidated net sales	$573.0	$556.5	$1,158.4	$1,128.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
United States	$370.9	$385.3	$755.8	$769.3
Europe	93.8	83.2	195.2	173.2
Asia Pacific	67.8	43.7	121.1	92.3
Mexico	15.6	20.4	37.5	42.7
Canada	16.0	14.9	29.4	32.6
Other	8.9	9.0	19.4	18.8
Consolidated net sales	$573.0	$556.5	$1,158.4	$1,128.9

5.	Acquisitions

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

6.	Earnings per Common Share

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three and six months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$38.8	$35.5	$80.0	$67.0
Less: earnings and dividends allocated to participating securities	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common stockholders used in calculation of basic earnings per common share	$38.4	$35.1	$79.2	$66.2

Weighted average number of common shares outstanding, basic	48.1	47.7	48.0	47.7

Basic earnings per common share	$0.80	$0.73	$1.65	$1.39

Net income	$38.8	$35.5	$80.0	$67.0
Less: earnings and dividends allocated to participating securities	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$38.4	$35.1	$79.2	$66.2

Weighted average number of common shares outstanding, basic	48.1	47.7	48.0	47.7
Effect of shares issuable under share-based compensation plans	0.4	0.3	0.4	0.4
Weighted average number of common shares outstanding, diluted	48.5	48.0	48.4	48.1

Diluted earnings per common share	$0.79	$0.73	$1.64	$1.38

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2019	2018	2019	2018
Stock options	0.6	0.8	0.8	0.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Inventories

Inventories consisted of the following components as of December 31, 2019 and June 30, 2019:

($ in millions)	December 31, 2019	June 30, 2019
Raw materials and supplies	$248.0	$169.8
Work in process	459.0	425.7
Finished and purchased products	189.6	192.2
Total inventories	$896.6	$787.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) inventory costing method. The Company also uses the first-in, first-out (“FIFO”) and average cost methods. As of December 31, 2019 and June 30, 2019, $178.1 million and $173.2 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2019 and June 30, 2019:

($ in millions)	December 31, 2019	June 30, 2019
Accrued compensation and benefits	$51.1	$71.2
Accrued postretirement benefits	14.7	14.7
Deferred revenue	14.5	10.5
Derivative financial instruments	12.5	16.7
Current portion of lease liabilities	11.8	—
Accrued interest expense	10.4	10.4
Accrued pension liabilities	3.4	3.4
Accrued income taxes	0.6	4.2
Other	27.6	26.5
Total accrued liabilities	$146.6	$157.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and six months ended December 31, 2019 and 2018 were as follows:

Three months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2019	2018	2019	2018
Service cost	$2.4	$2.3	$0.7	$0.6
Interest cost	11.7	13.2	2.3	2.5
Expected return on plan assets	(15.5)	(16.2)	(1.8)	(1.7)
Amortization of net loss	3.9	2.6	0.6	0.4
Amortization of prior service cost (benefit)	0.5	0.5	(1.0)	(1.3)
Net periodic benefit costs	$3.0	$2.4	$0.8	$0.5

Six months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2019	2018	2019	2018
Service cost	$4.9	$4.6	$1.4	$1.2
Interest cost	23.4	26.4	4.6	5.1
Expected return on plan assets	(31.1)	(32.4)	(3.6)	(3.5)
Amortization of net loss	7.8	5.2	1.2	0.8
Amortization of prior service cost (benefit)	1.0	1.0	(2.0)	(2.6)
Net periodic benefit costs	$6.0	$4.8	$1.6	$1.0

During the six months ended December 31, 2019 and 2018, the Company made $3.6 million and $3.3 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to contribute $2.6 million to its qualified defined benefit pension plans during the remainder of fiscal year 2020.

10.	Debt

The Company maintains a $400.0 million unsecured revolving credit facility (“Credit Agreement”) that extends to March 2022. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate”. Both are determined based upon the credit rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.25% as of December 31, 2019), and for Base Rate-determined loans, from 0.00% to 0.75% (0.25% as of December 31, 2019). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.20% as of December 31, 2019), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.25% as of December 31, 2019), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2019, the Company had $5.9 million of issued letters of credit and $118.9 million of short-term borrowings under the Credit Agreement with the balance of $275.2 million available to the Company. As of December 31, 2019, the borrowing rate for the Credit Agreement was 3.04%.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2019 and June 30, 2019, the Company was in compliance with all of the covenants of the Credit Agreement.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt outstanding as of December 31, 2019 and June 30, 2019 consisted of the following:

($ in millions)	December 31, 2019	June 30, 2019
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at December 31, 2019 and June 30, 2019)	$251.1	$251.2
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at December 31, 2019 and June 30, 2019)	299.5	299.4
Total	550.6	550.6
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$550.6	$550.6

For the three months ended December 31, 2019 and 2018, interest costs totaled $7.5 million and $7.9 million, respectively, of which $2.2 million and $0.9 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the six months ended December 31, 2019 and 2018, interest costs totaled $14.9 million and $15.1 million, respectively, of which $4.2 million and $1.9 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

11.	Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2019, the Company decreased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2019 and June 30, 2019 were $15.9 million and $16.1 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

12.	Leases

As a result of adoption of ASU 2016-02, Leases, the Company recorded ROU assets and operating lease liabilities, each in the amount of $53.8 million, on the consolidated balance sheet as of July 1, 2019 for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles, and computer equipment. These amounts are equivalent to the aggregate future lease payments on a discounted basis. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability. The leases have remaining terms of one to seventeen years.

The following table sets forth the components of the Company’s lease cost for the three and six months ended December 31, 2019:

	Three Months Ended December 31,	Six Months Ended December 31,
($ in millions)	2019	2019
Operating lease cost	$3.5	$7.0
Short-term lease cost	0.8	1.6
Variable lease cost	0.1	0.2
Total lease cost	$4.4	$8.8

Operating cash flow payments from operating leases	$3.4	$6.7
Non-cash ROU assets obtained in exchange for lease obligations	$11.4	$12.3
Weighted-average remaining lease term - operating leases	7.9 years	7.9 years
Weighted-average discount rate - operating leases	3.7%	3.7%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the Company’s ROU assets and lease liabilities at December 31, 2019:

($ in millions)	December 31, 2019
Operating lease assets:
Other assets	$59.0
Operating lease liabilities:
Other accrued liabilities	$11.8
Other liabilities	49.6
Total operating lease liabilities	$61.4

Minimum lease payments for operating leases expiring subsequent to December 31, 2019 are as follows:

($ in millions)	December 31, 2019
2020 (remaining period of fiscal year)	$7.3
2021	12.2
2022	10.4
2023	9.0
2024	7.3
Thereafter	26.3
Total future minimum lease payments	72.5
Less imputed interest	(11.1)
Total	$61.4

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31, 2019	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$15.1

Liabilities:
Derivative financial instruments	$20.7

June 30, 2019	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$12.5

Liabilities:
Derivative financial instruments	$28.0

The Company’s derivative financial instruments consist of commodity forward contracts, foreign currency forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to commodity prices, foreign exchange rates and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company’s use of derivatives and hedging policies are more fully discussed in Note 14.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2019		June 30, 2019
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$550.6	$567.9	$550.6	$560.6
Company-owned life insurance	$20.0	$20.0	$17.9	$17.9

The fair values of long-term debt as of December 31, 2019 and June 30, 2019 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of Company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

14.	Derivatives and Hedging Activities

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income (“AOCI”) and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2019, the Company had forward contracts to purchase 16.0 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended December 31, 2019 and 2018, net gains of $0.1 million and $0.1 million, respectively, related to the previously terminated contracts, were recorded as a reduction to interest expense. For the six months ended December 31, 2019 and 2018, net gains of $0.2 million and $0.2 million, respectively, related to the previously terminated contracts were recorded as a reduction to interest expense.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of December 31, 2019 and June 30, 2019, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging - Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of December 31, 2019 and June 30, 2019, the total notional amount of floating interest rate contracts was $150.0 million for both periods. For the three months ended December 31, 2019 and 2018, net gains of $0.1 million were recorded as a decrease to interest expense and net losses of $0.1 million were recorded as an increase to interest expense, respectively. For the six months ended December 31, 2019 and 2018, net gains of $0.1 million were recorded as a decrease to interest expense and net losses of $0.3 million were recorded as an increase to interest expense.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2019 and June 30, 2019:

December 31, 2019	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.2	$0.5	$6.2	$6.9
Other assets	1.5	—	6.7	8.2
Total asset derivatives	$1.7	$0.5	$12.9	$15.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.5	$12.0	$12.5
Other liabilities	—	1.0	7.2	8.2
Total liability derivatives	$—	$1.5	$19.2	$20.7

June 30, 2019	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.3	$0.6	$3.8	$4.7
Other assets	1.6	0.2	6.0	7.8
Total asset derivatives	$1.9	$0.8	$9.8	$12.5
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$16.7	$16.7
Other liabilities	—	—	11.3	11.3
Total liability derivatives	$—	$—	$28.0	$28.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $16.1 million and total liability derivatives would have been $21.7 million as of December 31, 2019.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of December 31, 2019 and June 30, 2019, the Company had no cash collateral held by counterparties.

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

Cash Flow and Fair Value Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and six months ended December 31, 2019 and 2018:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$21.9	$(20.0)	$(17.9)	$(53.6)
Foreign exchange contracts	0.2	0.4	(0.5)	0.6
Total	$22.1	$(19.6)	$(18.4)	$(53.0)

($ in millions)	Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
		Three Months Ended December 31,
		2019	2018
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$2.8	$0.2
Foreign exchange contracts	Net sales	0.1	0.3
Forward interest rate swaps	Interest expense	0.1	0.1
Total		$3.0	$0.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Six Months Ended December 31,
		2019	2018
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$7.5	$(1.8)
Foreign exchange contracts	Net sales	0.6	0.6
Forward interest rate swaps	Interest expense	0.2	0.2
Total		$8.3	$(1.0)

The following is a summary of total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded during the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$573.0	$460.4	$5.3	$556.5	$449.5	$7.0

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	$—	$2.8	$—	$—	$0.2	$—
Foreign currency forward contracts
Amount of gain reclassified from AOCI to income	0.1	—	—	0.3	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.1	—	—	0.1
Gain (loss) on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	(0.1)	—	—	0.1
Derivatives designated as hedging instruments	—	—	0.1	—	—	(0.1)
Total gain	$0.1	$2.8	$0.1	$0.3	$0.2	$0.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended December 31, 2019			Six Months Ended December 31, 2018
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$1,158.4	$933.1	$10.7	$1,128.9	$930.2	$13.2

Gain (loss) on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain (loss) reclassified from AOCI to income	$—	$7.5	$—	$—	$(1.8)	$—
Foreign currency forward contracts
Amount of gain reclassified from AOCI to income	0.6	—	—	0.6	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.2	—	—	0.2
Gain (loss) on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	(0.1)	—	—	0.3
Derivatives designated as hedging instruments	—	—	0.1	—	—	(0.3)
Total gain (loss)	$0.6	$7.5	$0.2	$0.6	$(1.8)	$0.2

The Company estimates that $4.2 million of net derivative gains included in AOCI as of December 31, 2019 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and six months ended December 31, 2019.

As of December 31, 2019, and June 30, 2019, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value loss in the carrying amount of the hedged liabilities
($ in millions)	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
Line item in the consolidated balance sheets in which the hedged item is included:
Long-Term Debt	$151.5	$151.6	$1.5	$1.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Unrealized gains (losses) on company-owned life insurance contracts and investments held in rabbi trusts	$1.4	$(2.9)	$1.5	$(1.9)
Foreign exchange (loss) gain	—	(0.3)	0.2	0.1
Pension earnings, interest and deferrals	(0.7)	—	(1.4)	—
Other	0.1	—	0.2	0.1
Total other income (expense), net	$0.8	$(3.2)	$0.5	$(1.7)

16.	Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits, and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

Income tax expense for the three months ended December 31, 2019 was $11.7 million, or 23.2 percent of pre-tax income as compared with $9.7 million, or 21.5 percent of pre-tax income for the three months ended December 31, 2018. Income tax expense for the six months ended December 31, 2019 was $24.6 million, or 23.5 percent of pre-tax income as compared with $18.5 million, or 21.6 percent of pre-tax income for the six months ended December 31, 2018.

Income tax expense in the three and six months ended December 31, 2018 includes tax benefits of $1.8 million as a result of changes in the Company’s prior year tax positions.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The accounting for the income tax effects of the Tax Cuts and Jobs Act was completed during the three months ended December 31, 2018. A discrete tax benefit of $0.2 million was recorded for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities in the three months ended December 31, 2018.

17.	Business Segments

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

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which is comprised of executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically-identified income or expense items.

On a consolidated basis, one customer, Arconic Inc., accounted for approximately 10 percent of net sales for the three months ended December 31, 2019 and 2018. On a consolidated basis, one customer, Arconic Inc., accounted for approximately 10 percent of net sales for the six months ended December 31, 2019 and 2018. Approximately 14 percent of the accounts receivable outstanding at December 31, 2019 was due from one customer, Arconic Inc. Approximately 12 percent of the accounts receivable outstanding at June 30, 2019 was due from one customer, Arconic Inc.

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Net Sales:
Specialty Alloys Operations	$483.0	$461.6	$974.1	$937.1
Performance Engineered Products	106.0	112.9	215.4	224.6
Intersegment	(16.0)	(18.0)	(31.1)	(32.8)
Consolidated net sales	$573.0	$556.5	$1,158.4	$1,128.9

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Operating Income (Loss):
Specialty Alloys Operations	$76.3	$69.0	$157.3	$121.7
Performance Engineered Products	0.4	4.4	(1.7)	11.7
Corporate (including restructuring charges)	(21.9)	(18.4)	(41.0)	(34.2)
Intersegment	0.2	0.4	0.2	1.2
Consolidated operating income	$55.0	$55.4	$114.8	$100.4

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Depreciation and Amortization:
Specialty Alloys Operations	$23.2	$23.8	$46.8	$47.5
Performance Engineered Products	6.2	5.5	12.1	10.5
Corporate	1.3	1.2	2.6	2.4
Intersegment	(0.2)	(0.2)	(0.5)	(0.3)
Consolidated depreciation and amortization	$30.5	$30.3	$61.0	$60.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Capital Expenditures:
Specialty Alloys Operations	$24.9	$20.8	$50.1	$41.4
Performance Engineered Products	5.4	13.3	11.6	26.9
Corporate	16.4	6.5	32.6	14.2
Intersegment	—	(0.5)	—	(0.8)
Consolidated capital expenditures	$46.7	$40.1	$94.3	$81.7

	December 31, 2019	June 30, 2019
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,479.2	$2,349.2
Performance Engineered Products	695.7	664.8
Corporate	233.0	192.5
Intersegment	(4.3)	(18.7)
Consolidated total assets	$3,403.6	$3,187.8

18.	Reclassifications from Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in AOCI by component, net of tax, for the three months ended December 31, 2019 and 2018 were as follows:

Three Months Ended December 31, 2019 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total
Balances at September 30, 2019	$11.9	$(290.3)	$—	$(49.2)	$(327.6)
Other comprehensive (loss) income before reclassifications	(16.8)	—	—	7.4	(9.4)
Amounts reclassified from AOCI (b)	(2.3)	3.0	—	—	0.7
Net other comprehensive (loss) income	(19.1)	3.0	—	7.4	(8.7)
Balances at December 31, 2019	$(7.2)	$(287.3)	$—	$(41.8)	$(336.3)

Three Months Ended December 31, 2018 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total
Balances at September 30, 2018	$(0.2)	$(218.7)	$—	$(42.2)	$(261.1)
Other comprehensive loss before reclassifications	(14.9)	—	—	(2.7)	(17.6)
Amounts reclassified from AOCI (b)	(0.5)	1.7	—	—	1.2
Net other comprehensive (loss) income	(15.4)	1.7	—	(2.7)	(16.4)
Balances at December 31, 2018	$(15.6)	$(217.0)	$—	$(44.9)	$(277.5)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in AOCI by component, net of tax, for the six months ended December 31, 2019 and 2018 were as follows:

Six Months Ended December 31, 2019 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total
Balances at June 30, 2019	$(14.8)	$(293.3)	$—	$(43.7)	$(351.8)
Other comprehensive income before reclassifications	13.9	—	—	1.9	15.8
Amounts reclassified from AOCI (b)	(6.3)	6.0	—	—	(0.3)
Net other comprehensive income	7.6	6.0	—	1.9	15.5
Balances at December 31, 2019	$(7.2)	$(287.3)	$—	$(41.8)	$(336.3)

Six Months Ended December 31, 2018 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized gains (losses) on available-for-sale securities	Foreign currency items	Total
Balances at June 30, 2018	$23.8	$(220.4)	$(0.3)	$(42.9)	$(239.8)
Cumulative adjustment upon adoption of ASU 2017-12	(1.0)	—	—	—	(1.0)
Other comprehensive (loss) income before reclassifications	(39.1)	—	0.3	(2.0)	(40.8)
Amounts reclassified from AOCI (b)	0.7	3.4	—	—	4.1
Net other comprehensive (loss) income	(39.4)	3.4	0.3	(2.0)	(37.7)
Balances at December 31, 2018	$(15.6)	$(217.0)	$—	$(44.9)	$(277.5)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

(b)	See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of amounts reclassified from AOCI for the three and six months ended December 31, 2019 and 2018:

Details about AOCI Components	Location of gain (loss)	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2019	2018	2019	2018
Cash flow hedging items:
Commodity contracts	Cost of sales	$2.8	$0.2	$7.5	$(1.8)
Foreign exchange contracts	Net sales	0.1	0.3	0.6	0.6
Forward interest rate swaps	Interest expense	0.1	0.1	0.2	0.2
Total before tax		3.0	0.6	8.3	(1.0)
Tax (expense) benefit		(0.7)	(0.1)	(2.0)	0.3
Net of tax		$2.3	$0.5	$6.3	$(0.7)

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2019	2018	2019	2018
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(4.5)	$(3.0)	$(9.0)	$(6.0)
Prior service benefit	(b)	0.5	0.8	1.0	1.6
Total before tax		(4.0)	(2.2)	(8.0)	(4.4)
Tax benefit		1.0	0.5	2.0	1.0
Net of tax		$(3.0)	$(1.7)	$(6.0)	$(3.4)

(a)	Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 9. Pension and Other Postretirement Benefits for additional details).

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2019 Form 10-K. Our discussions here focus on our results during or as of the three and six-month periods ended December 31, 2019 and the comparable periods of fiscal year 2019, and to the extent applicable, on material changes from information discussed in the 2019 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2019 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2020 will be $15.0 million as compared with $11.4 million in fiscal year 2019.  The following is the net pension expense for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Pension plans	$3.0	$2.4	$6.0	$4.8
Other postretirement plans	0.8	0.5	1.6	1.0
Net periodic benefit costs	$3.8	$2.9	$7.6	$5.8

Net pension expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other income (expense), net. The following is a summary of the classification of net pension expense for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Cost of sales:
Service cost	$2.7	$2.5	$5.5	$5.0
Selling, general and administrative expenses:
Service cost	0.4	0.4	0.8	0.8
Other income (expense), net:
Pension earnings, interest and deferrals	0.7	—	1.3	—
Net pension expense	$3.8	$2.9	$7.6	$5.8

As of December 31, 2019 and June 30, 2019, amounts related to the net pension expense capitalized in gross inventory were $1.8 million and $1.7 million, respectively.

Operating Performance Overview

Our second quarter results reflect a continuation of our consistent year-over-year earnings growth and backlog expansion. Operating income at SAO reached its highest level on record as we continued to drive a richer product mix by prioritizing higher-value solutions across our end-use markets. In addition, customer activity at our Athens facility remains high and we received four vendor approved process approvals in the second quarter of fiscal year 2020.

We believe that demand patterns are largely healthy across our end-use markets and the second quarter marked our twelfth consecutive quarter of year-over-year net sales growth. We generated double-digit year-over-year revenue growth in the Aerospace and Defense and Medical end-use markets. Our leading solutions, sub-market diversity and participation on practically all major industry platforms continued to drive strong performance in the Aerospace and Defense end-use market. In addition, our total company backlog increased year-over-year for the twelfth consecutive quarter.

Over the last several months, the Aerospace supply chain has been disrupted as a result of the grounding of the Boeing 737 MAX aircraft and more recently by the decision to temporarily halt production of the Boeing 737 MAX. The Company continues to work with its customers to understand the impacts, timing and mitigating actions available as a result of the disruption.  The supply chain disruption associated with the 737 MAX did not have a significant impact on the Company’s revenues or operating income in the three or six month periods ended December 31, 2019. A significant and prolonged reduction in aerospace build rates could negatively impact our results of operations and financial position in future periods.

We believe our commercial strategy is clearly resonating with customers and that our expanding relationships and concerted mix shift will be supported by additional manufacturing efficiencies and unlocking capacity via the Carpenter Operating Model. Longer-term, we continue to place strategic emphasis on advancing our leadership in emerging technologies to best position Carpenter Technology for sustainable growth. We recently opened our Emerging Technology Center on our Athens, Alabama campus, and customer collaborations around additive manufacturing across our end-use markets are accelerating. The construction of our hot strip mill at Reading remains on target and will enable us to further capitalize on our soft magnetics solutions portfolio and the potential disruption of electrification. The strategic investments we are making for the future of our industry are critical to strengthening our position as a solutions provider and driving long-term success for our diverse base of customers.

Results of Operations — Three Months Ended December 31, 2019 vs. Three Months Ended December 31, 2018

For the three months ended December 31, 2019, we reported net income of $38.8 million, or $0.79 per diluted share. This compares with net income for the same period a year earlier of $35.5 million, or $0.73 per diluted share. Excluding special items, for the three months ended December 31, 2019 and 2018, earnings per share would have been $0.83 per diluted share and $0.76 per diluted share, respectively.  The current period results reflect strengthening product mix across all end-use markets combined with our solutions-focused approach driving increased sales in our Aerospace and Defense and Medical end-use markets compared to the prior year period.

Net Sales

Net sales for the three months ended December 31, 2019 were $573.0 million, which was a 3 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 5 percent on a 7 percent decrease in shipment volume from the same period a year ago. The results excluding surcharge revenue reflect a favorable product mix across all end-use markets.

Geographically, sales outside the United States increased 18 percent from the same period a year ago to $202.1 million for the three months ended December 31, 2019. The increase is primarily due to stronger demand in the Aerospace and Defense end-use market in Europe, Asia Pacific and Canada. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $0.1 million decrease in sales during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Net sales outside the United States represented 35 percent and 31 percent of total net sales for the three months ended December 31, 2019 and 2018, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Aerospace and Defense	$348.7	$299.0	$49.7	17%
Medical	49.0	45.5	3.5	8%
Transportation	38.4	37.8	0.6	2%
Energy	31.2	42.8	(11.6)	(27)%
Industrial and Consumer	78.0	97.5	(19.5)	(20)%
Distribution	27.7	33.9	(6.2)	(18)%
Total net sales	$573.0	$556.5	$16.5	3%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Aerospace and Defense	$278.8	$234.1	$44.7	19%
Medical	43.5	38.4	5.1	13%
Transportation	30.6	29.4	1.2	4%
Energy	26.9	36.4	(9.5)	(26)%
Industrial and Consumer	63.9	77.6	(13.7)	(18)%
Distribution	27.5	33.5	(6.0)	(18)%
Total net sales excluding surcharge revenue	$471.2	$449.4	$21.8	5%

Sales to the Aerospace and Defense end-use market increased 17 percent from the second quarter a year ago to $348.7 million. Excluding surcharge revenue, sales increased 19 percent from the second quarter a year ago on a 10 percent increase in shipment volume. The results reflect stronger demand in all aerospace sub-markets demonstrating the continued benefits from our broad solutions portfolio across multiple attractive sub-markets. In addition, we continue to experience strong demand for our defense related applications driven by specific programs.

Medical end-use market sales increased 8 percent from the second quarter a year ago to $49.0 million. Excluding surcharge revenue, sales increased 13 percent on 2 percent higher shipment volume from the second quarter a year ago. The results reflect continued strong demand for high-value materials used in orthopedic and cardiology applications.

Transportation end-use market sales increased 2 percent from the second quarter a year ago to $38.4 million. Excluding surcharge revenue, sales increased 4 percent on 11 percent lower shipment volume from the second quarter a year ago. The results reflect increased sales in medium and heavy duty trucks driven by richer product mix focused on solutions specifically engineered for high-temperature and high-wear applications partially offset by lower fastener demand in light vehicles.

Sales to the Energy end-use market of $31.2 million reflect a 27 percent decrease from the second quarter a year ago. Excluding surcharge revenue, sales decreased 26 percent from a year ago. The results primarily reflect decreases in the domestic oil and gas sub-market due to declining market activity and growing pricing pressures, partially offset by increases in the international power generation sub-market.

Industrial and Consumer end-use market sales decreased 20 percent from the second quarter a year ago to $78.0 million. Excluding surcharge revenue, sales decreased 18 percent on 30 percent lower shipment volume. The results reflect the impact of reduced demand for materials used in select industrial applications offset by growth in consumer electronics and improved product mix.

Gross Profit

Our gross profit in the second quarter increased 5 percent to $112.6 million, or 19.7 percent of net sales as compared with $107.0 million, or 19.2 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue, our adjusted gross margin in the second quarter was 23.9 percent as compared to 23.8 percent in the same period a year ago. The current period results were driven by increasing margins in the SAO segment and favorable product mix in all end-use markets.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended December 31,
($ in millions)	2019	2018
Net sales	$573.0	$556.5
Less: surcharge revenue	101.8	107.1
Net sales excluding surcharge revenue	$471.2	$449.4

Gross profit	$112.6	$107.0

Gross margin	19.7%	19.2%

Adjusted gross margin excluding surcharge revenue	23.9%	23.8%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $55.3 million were 9.7 percent of net sales (11.7 percent of net sales excluding surcharge) as compared with $51.6 million and 9.3 percent of net sales (11.5 percent of net sales excluding surcharge) in the same quarter a year ago. The selling, general and administrative expenses reflect higher spending in key growth areas including additive manufacturing in addition to market driven losses in compensation plans compared to the same quarter a year ago.

Restructuring Charges

During the recent second quarter, the Company incurred $2.3 million, before taxes, of restructuring charges in order to reduce overhead costs and position the Company to drive long-term, profitable growth.

Operating Income

Our operating income in the recent second quarter was $55.0 million or 9.6 percent of net sales as compared with $55.4 million or 10.0 percent of net sales in the same quarter a year ago. Excluding surcharge revenue and special items, adjusted operating margin was 12.2 percent for the most recent quarter as compared with 12.6 percent a year ago. The results for the second quarter of fiscal year 2020 primarily reflect stronger product mix across all end-use markets and improved margins in the SAO segment compared to the same period a year ago offset by higher spending in key growth areas.

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

	Three Months Ended December 31,
($ in millions)	2019	2018
Net sales	$573.0	$556.5
Less: surcharge revenue	101.8	107.1
Net sales excluding surcharge revenue	$471.2	$449.4

Operating income	$55.0	$55.4
Special items:
Restructuring charges	2.3	—
Acquisition-related costs	—	1.2
Operating income excluding special items	$57.3	$56.6

Operating margin	9.6%	10.0%

Adjusted operating margin excluding surcharge revenue and special items	12.2%	12.6%

Interest Expense

Interest expense for the three months ended December 31, 2019 was $5.3 million compared with $7.0 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense for the three months ended December 31, 2019 and 2018 includes net gains from interest rate swaps of $0.1 million compared with net losses of $0.1 million, respectively. Capitalized interest reduced interest expense by $2.2 million for the three months ended December 31, 2019 and $0.9 million for the three months ended December 31, 2018.

Other Income (Expense), Net

Other income, net for the three months ended December 31, 2019 was $0.8 million as compared with $3.2 million of other expense, net for the three months ended December 31, 2018. The current year results include favorable market returns on investments used to fund Company-owned life insurance contracts and investments held in rabbi trusts partially offset by expense from pension earnings, interest and deferrals. The other expense, net for the three months ended December 31, 2018 reflected unfavorable market returns on investments used to fund Company-owned life insurance contracts and investments held in rabbi trusts.

Income Taxes

Income tax expense in the recent second quarter was $11.7 million, or 23.2 percent of pre-tax income compared with $9.7 million, or 21.5 percent of pre-tax income in the same quarter a year ago. Income tax expense for the three months ended December 31, 2018 included tax benefits of $1.8 million as a result of changes in the Company’s prior year tax positions.

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “The Tax Cuts and Jobs Act”) was enacted on December 22, 2017. The Tax Cuts and Jobs Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The accounting for the income tax effects of the Tax Cut and Jobs Act was completed during the three months ended December 31, 2018. A discrete tax benefit of $0.2 million was recorded for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities in the three months ended December 31, 2018.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended December 31,		(Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2019	2018
Specialty Alloys Operations	56,564	61,668	(5,104)	(8)%
Performance Engineered Products *	3,424	3,300	124	4%
Intersegment	(690)	(1,050)	360	34%
Consolidated pounds sold	59,298	63,918	(4,620)	(7)%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Specialty Alloys Operations	$483.0	$461.6	$21.4	5%
Performance Engineered Products	106.0	112.9	(6.9)	(6)%
Intersegment	(16.0)	(18.0)	2.0	11%
Total net sales	$573.0	$556.5	$16.5	3%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Specialty Alloys Operations	$382.5	$356.2	$26.3	7%
Performance Engineered Products	104.1	109.4	(5.3)	(5)%
Intersegment	(15.4)	(16.2)	0.8	5%
Total net sales excluding surcharge revenue	$471.2	$449.4	$21.8	5%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2019 for the SAO segment increased 5 percent to $483.0 million, as compared with $461.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 7 percent on 8 percent lower shipment volume from a year ago. The results primarily reflect the impact of increased sales in all end-use markets and stronger product mix in all key end-use markets compared to the prior year same quarter.

Operating income for the SAO segment was $76.3 million or 15.8 percent of net sales (19.9 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with $69.0 million or 14.9 percent of net sales (19.4 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The results reflect improved margins from capacity and productivity gains and stronger product mix compared to the prior year same quarter.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2019 for the PEP segment decreased 6 percent to $106.0 million, as compared with $112.9 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $104.1 million decreased from $109.4 million a year ago. The results reflect lower sales in our Energy end-use market, primarily in the domestic oil and gas sub-market. Distribution sales were also down as a result of the impact of tariffs.

Operating income for the PEP segment was $0.4 million or 0.4 percent of net sales in the recent second quarter, compared with operating income of $4.4 million or 3.9 percent of net sales in the same quarter a year ago. The results were impacted by our continuing strategic investment in additive manufacturing, decreased activity in the North American oil and gas sub-market and the impact of tariffs on our distribution business.

Results of Operations — Six Months Ended December 31, 2019 vs. Six Months Ended December 31, 2018

Net Sales

Net sales for the six months ended December 31, 2019 were $1,158.4 million, which was a 3 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 6 percent on 6 percent lower shipment volume from the same period a year ago. The results reflect the impact of stronger product mix for materials used in all end-use markets in addition to stronger demand in the Aerospace and Defense and Medical end-use markets.

Geographically, sales outside the United States increased 12 percent from the same period a year ago to $402.6 million for the six months ended December 31, 2019. The increase is primarily due to stronger product demand in the Aerospace and Defense end-use market in Europe, Asia Pacific and Canada. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.9 million decrease in sales during the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Net sales outside the United States represented 35 percent and 32 percent of total net sales for the six months ended December 31, 2019 and 2018, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets.  We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Aerospace and Defense	$702.0	$609.7	$92.3	15%
Medical	98.0	92.5	5.5	6%
Transportation	78.4	78.1	0.3	—%
Energy	70.5	87.1	(16.6)	(19)%
Industrial and Consumer	151.3	193.6	(42.3)	(22)%
Distribution	58.2	67.9	(9.7)	(14)%
Total net sales	$1,158.4	$1,128.9	$29.5	3%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Aerospace and Defense	$564.9	$473.8	$91.1	19%
Medical	87.5	78.0	9.5	12%
Transportation	63.6	60.8	2.8	5%
Energy	59.9	73.9	(14.0)	(19)%
Industrial and Consumer	124.1	152.1	(28.0)	(18)%
Distribution	57.8	67.2	(9.4)	(14)%
Total net sales excluding surcharge	$957.8	$905.8	$52.0	6%

Sales to the Aerospace and Defense end-use market increased 15 percent from the same period a year ago to $702.0 million. Excluding surcharge revenue, sales increased 19 percent from the same period a year ago on a 10 percent increase in shipment volume. The results reflect stronger demand in all sub-markets and improved product mix for key sub-markets compared to the prior year quarter.

Medical end-use market sales increased 6 percent from the same period a year ago to $98.0 million. Excluding surcharge revenue, sales increased 12 percent on 5 percent higher shipment volume from the same period a year ago. The results reflect strong market conditions with increased sales and improved product mix within the orthopedic and dental sub-markets.

Transportation end-use market sales of $78.4 million were flat from the same period a year ago. Excluding surcharge revenue, sales of $63.6 million increased 5 percent on 6 percent lower shipment volume from the same period a year ago. The results reflect a stronger product mix offset with lower demand for our applications due to trade actions and tariffs which has impacted customer order patterns.

Sales to the Energy end-use market decreased 19 percent from the same period a year ago to $70.5 million. Excluding surcharge revenue, sales decreased 19 percent from a year ago. The results reflect the impact of decreased sales in the oil and gas sub-market in the domestic market.

Industrial and Consumer end-use market sales decreased 22 percent from the same period a year ago to $151.3 million. Excluding surcharge revenue, sales decreased 18 percent on a 29 percent decrease in shipment volume. The results reflect the impact of lower demand primarily in the industrial sub-market offset partially by increased sales and stronger product mix in consumer electronics and sporting goods.

Gross Profit

Our gross profit in the six months ended December 31, 2019 increased 13 percent to $225.3 million, or 19.4 percent of net sales as compared with $198.7 million, or 17.6 percent of net sales in the same period a year ago. Excluding the impact of surcharge revenue, our gross margin in the six months ended December 31, 2019 was 23.5 percent as compared to 21.9 percent in the same period a year ago. The results for the six months ended December 31, 2019 reflect stronger product mix across all end-use markets as well as operating cost improvements compared to the same period a year ago.

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

	Six Months Ended December 31,
($ in millions)	2019	2018
Net sales	$1,158.4	$1,128.9
Less: surcharge revenue	200.6	223.1
Net sales excluding surcharge revenue	$957.8	$905.8

Gross profit	$225.3	$198.7

Gross margin	19.4%	17.6%

Adjusted gross margin excluding surcharge revenue	23.5%	21.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $108.2 million were 9.3 percent of net sales (11.3 percent of net sales excluding surcharge) for the six months ended December 31, 2019 as compared with $98.3 million or 8.7 percent of net sales (10.9 percent of net sales excluding surcharge) in the same period a year ago.  Selling, general and administrative expenses increased in the six months ended December 31, 2019 reflecting the full impact from the LPW acquisition in the second quarter of fiscal year 2019 and higher spending in key growth areas including additive manufacturing and soft magnetics.

Restructuring Charges

During the six months ended December 31, 2019, the Company incurred $2.3 million, before taxes, of restructuring charges in order to reduce overhead costs and position the Company to drive long-term, profitable growth.

Operating Income

Our operating income in the six months ended December 31, 2019 was $114.8 million, or 9.9 percent of net sales as compared with $100.4 million, or 8.9 percent of net sales in the same period a year ago. Excluding surcharge revenue and special items, adjusted operating margin was 12.2 percent for the six months ended December 31, 2019 and 11.2 percent for the same period a year ago. The increase in the operating margin is a result of increased sales and stronger product mix in key end-use markets partially offset by higher spending in additive manufacturing compared to the same period a year ago.

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

	Six Months Ended December 31,
($ in millions)	2019	2018
Net sales	$1,158.4	$1,128.9
Less: surcharge revenue	200.6	223.1
Net sales excluding surcharge revenue	$957.8	$905.8

Operating income	$114.8	$100.4
Special items:
Restructuring charges	2.3	—
Acquisition-related costs	—	1.2
Operating income excluding special items	$117.1	$101.6

Operating margin	9.9%	8.9%

Adjusted operating margin excluding surcharge revenue and special items	12.2%	11.2%

Interest Expense

Interest expense for the six months ended December 31, 2019 was $10.7 million compared with $13.2 million in the same period a year ago. Capitalized interest reduced interest expense by $4.2 million for the six months ended December 31, 2019 and $1.9 million for the six months ended December 31, 2018.

Other Income (Expense), Net

Other income, net was $0.5 million for the recent six months ended December 31, 2019 compared with other expense, net of $1.7 million in the same period a year ago.

Income Taxes

Income tax expense in the six months ended December 31, 2019 was $24.6 million, or 23.5 percent of pre-tax income as compared with $18.5 million, or 21.6 percent of pre-tax income in the six months ended December 31, 2018. Income tax expense in the six months ended December 31, 2018 included tax benefits of $1.8 million as a result of changes in the Company’s prior year tax positions.

In December 2017, the United States enacted tax reform legislation. The Tax Cuts and Jobs Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitations on deductions of interest expense. The accounting for the income tax effects of the Tax Cuts and Jobs Act was completed during the three months ended December 31, 2018. A discrete tax benefit of $0.2 million was recorded for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities in the three months ended December 31, 2018.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Six Months Ended December 31,		Decrease (Increase)	% Decrease (Increase)
(Pounds sold, in thousands)	2019	2018
Specialty Alloys Operations	116,606	124,382	(7,776)	(6)%
Performance Engineered Products *	6,674	6,032	642	11%
Intersegment	(1,684)	(880)	(804)	(91)%
Consolidated pounds sold	121,596	129,534	(7,938)	(6)%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Specialty Alloys Operations	$974.1	$937.1	$37.0	4%
Performance Engineered Products	215.4	224.6	(9.2)	(4)%
Intersegment	(31.1)	(32.8)	1.7	5%
Total net sales	$1,158.4	$1,128.9	$29.5	3%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2019	2018
Specialty Alloys Operations	$775.7	$717.7	$58.0	8%
Performance Engineered Products	212.0	217.4	(5.4)	(2)%
Intersegment	(29.9)	(29.3)	(0.6)	(2)%
Total net sales excluding surcharge revenue	$957.8	$905.8	$52.0	6%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2019 for the SAO segment increased 4 percent to $974.1 million, as compared with $937.1 million in the same period a year ago. Excluding surcharge revenue, net sales increased 8 percent on 6 percent lower shipment volume from a year ago.  The results primarily reflect increased sales in the Aerospace and Defense, Medical and Transportation end-use markets compared to the prior year same period.

Operating income for the SAO segment was $157.3 million or 16.1 percent of net sales (20.3 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2019 as compared with $121.7 million or 13.0 percent of net sales (17.0 percent of net sales excluding surcharge revenue) in the same period a year ago. The increase in operating income reflects the impact of stronger product mix across all end-use markets as well as operating cost improvements compared to the prior year same period.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2019 for the PEP segment decreased 4 percent to $215.4 million, as compared with $224.6 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 2 percent from a year ago. The results reflect decreases in the Energy and Distribution end-use markets partially offset by an increase in sales in the Medical end-use market.

Operating loss for the PEP segment was $1.7 million or negative 0.8 percent of net sales in the recent six months ended December 31, 2019, compared with an operating income of $11.7 million or 5.2 percent of net sales in the same period a year ago. The current year results were impacted by ongoing trade actions and tariffs on our distribution business.

Liquidity and Financial Resources

During the six months ended December 31, 2019, we generated cash from operations of $22.6 million compared to $47.2 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was negative $91.0 million as compared to negative $132.7 million for the same period a year ago. The decrease in cash provided from operating activities for the six months ended December 31, 2019 compared to the same period a year ago was primarily driven by working capital investments partially offset by higher income levels. The free cash flow results reflect working capital investments and higher capital spending levels in the current period as we continued to increase our investment in strategic growth areas. Prior year results included the impact of the acquisition of LPW.

Capital expenditures for property, plant, equipment and software were $94.3 million for the six months ended December 31, 2019 as compared to $81.7 million for the same period a year ago. In fiscal year 2020, we expect capital expenditures to be approximately $170 million.

Dividends during the six months ended December 31, 2019 and 2018 were $19.4 million and $19.3 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Agreement. Our Credit Agreement contains a revolving credit commitment of $400 million, which expires in March 2022. As of December 31, 2019, we had $5.9 million of issued letters of credit and $118.9 million of short-term borrowings under the Credit Agreement. The balance of the Credit Agreement, $275.2 million, remains available to us. As of December 31, 2019, we had total liquidity of $305.1 million, including $29.9 million of cash and cash equivalents. From time to time during the six months ended December 31, 2019, we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the six months ended December 31, 2019 was approximately $70.7 million with daily outstanding borrowings ranging from $11.0 million to $118.9 million during the period.

We believe that our cash and cash equivalents of $29.9 million as of December 31, 2019 and available borrowing capacity of $275.2 million under our credit facility will be sufficient to fund our cash needs over the foreseeable future.

During the six months ended December 31, 2019, we made pension contributions of $3.6 million to our qualified defined benefit pension plans. We currently expect to make $2.6 million of additional contributions to our qualified defined benefit pension plans during the remainder of fiscal year 2020.

As of December 31, 2019, we had cash and cash equivalents of approximately $27.3 million held at various foreign subsidiaries. Our global deployment considers, among other things, geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of December 31, 2019). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55%. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of December 31, 2019, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants as of December 31, 2019:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	17.49 to 1.00
Consolidated debt to capital	55% (maximum)	29.5%

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

Net Sales and Gross Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharge revenue and special items, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Adjusted Operating Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of operating margin as adjusted to exclude the impact of raw material surcharge revenue and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharge from net sales and cost of sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from operating margin is helpful in analyzing our operating performance, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding surcharge revenue and special items to operating income and operating margin determined in accordance with U.S. GAAP. Operating margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended December 31, 2019, as reported	$50.5	$(11.7)	$38.8	$0.79
Special item:
Restructuring charges	2.3	(0.5)	1.8	0.04

Three months ended December 31, 2019, as adjusted	$52.8	$(12.2)	$40.6	$0.83

* Impact per diluted share calculated using weighted average common shares outstanding of 48.5 million for the three months ended December 31, 2019.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended December 31, 2018, as reported	$45.2	$(9.7)	$35.5	$0.73
Special item:
Acquisition-related costs	1.2	—	1.2	0.03

Three months ended December 31, 2018, as adjusted	$46.4	$(9.7)	$36.7	$0.76

* Impact per diluted share calculated using weighted average common shares outstanding of 48.0 million for the three months ended December 31, 2018.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Six months ended December 31, 2019, as reported	$104.6	$(24.6)	$80.0	$1.64
Special item:
Restructuring charges	2.3	(0.5)	1.8	0.03

Six months ended December 31, 2019, as adjusted	$106.9	$(25.1)	$81.8	$1.67

* Impact per diluted share calculated using weighted average common shares outstanding of 48.4 million for the six months ended December 31, 2019.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Six months ended December 31, 2018, as reported	$85.5	$(18.5)	$67.0	$1.38
Special item:
Acquisition-related costs	1.2	—	1.2	0.03

Six months ended December 31, 2018, as adjusted	$86.7	$(18.5)	$68.2	$1.41

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
($ in millions)	2019	2018
Net cash provided from operating activities	$22.6	$47.2
Purchases of property, plant, equipment and software	(94.3)	(81.7)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.1	0.1
Acquisition of business, net of cash acquired	—	(79.0)
Dividends paid	(19.4)	(19.3)
Free cash flow	$(91.0)	$(132.7)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2019, the Company decreased the liability for a Company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2019 and June 30, 2019 were $15.9 million and $16.1 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

As of December 31, 2019, we had five reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 60 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes four reporting units with goodwill recorded.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology’s filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2019, Form 10-Q for the quarter ended September 30, 2019, and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel;15) fluctuations in oil and gas prices and production; and 16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and related supply chain disruption. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 14 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2019, we had approximately $5.4 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 75 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2019 is provided in Note 14 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on December 31, 2019, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of December 31, 2019 were not effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, because of the material weakness in internal control over financial reporting disclosed in Item 8. of the 2019 Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.”

(b)	Changes in Internal Control over Financial Reporting

Other than the changes in connection with our implementation of the remediation plan discussed below, there have been no other no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

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

We have implemented changes to our internal control over financial reporting by enhancing the design of controls over the billing process to remediate the control deficiency that led to the material weakness. In carrying out our remediation plan, management designed and implemented new controls related to the accuracy and completeness of price, quantity and related customer data during the billing process and we are in the process of testing the operating effectiveness of these controls. Although we believe that the remediated controls have been effective to date, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended December 31, 2019, however employees surrendered 1,982 shares to the Company, at an average purchase price of $51.46, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

† 10 (AC)	Stock-Based Incentive Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (Restricted Stock Unit Award Agreement) (filed herewith)

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32
Certification of President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: January 30, 2020	/s/ Timothy Lain
Timothy Lain
Vice President and Chief Financial Officer

(Principal Financial Officer)