Form 10-K
period 2020-06-30
CARPENTER TECHNOLOGY CORP
filed 2020-09-04
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the registrants’ voting common stock held by non-affiliates at December 31, 2019 was $2,379,338,145, based on the closing price per share of the registrant’s common stock on that date of $49.78 as reported on the New York Stock Exchange.

As of August 24, 2020, 47,946,758 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s fiscal year 2020 definitive Proxy Statement are incorporated by reference into Part III of this Report.

PART I
Item 1.  Business

(a)             General Development of Business:

Carpenter Technology Corporation, founded in 1889, is engaged in the manufacturing, fabrication and distribution of specialty metals. As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “Carpenter Technology”, “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

(b)             Financial Information About Segments:

We are organized in two reportable business segments: Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”). See Note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional segment reporting information.

(c)              Narrative Description of Business:
 (1)               General:

We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, medical, transportation, energy, industrial and consumer end-use markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing processes and soft magnetics applications. We have expanded our additive manufacturing capabilities to provide a complete “end-to-end” solution to accelerate materials innovation and streamline parts production.

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

The PEP segment is comprised of the Company’s differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Powder Products business, the Amega West business, the Carpenter Additive business and the Latrobe and Mexico distribution businesses. The businesses in the PEP segment are managed with an entrepreneurial structure to promote speed and flexibility and drive overall revenue and profit growth.

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

We have long-term relationships with major suppliers who provide availability of material at competitive prices. Purchase prices of certain raw materials have historically been volatile. We use pricing surcharges, indexing mechanisms, base price adjustments and raw material forward contracts to reduce the impact on our business of changing prices for the most significant of these materials. There can be delays between the time of the increase in the price of raw materials and the realization of the benefits of such mechanisms or actions that could have a short-term impact on our results and could affect the comparability of our results from period to period.

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

(4)                Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest, principally because of annual plant vacation and maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products, such as the widespread economic impact of the global COVID-19 pandemic in the third and fourth quarters of fiscal year 2020, can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2020	2019	2018
September 30,	27%	24%	22%
December 31,	26	23	22
March 31,	27	26	27
June 30,	20	27	29
	100%	100%	100%

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of income. One customer, Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent, 11 percent and 12 percent of net sales for the years ended June 30, 2020, 2019 and 2018, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2020. Approximately 12 percent of the accounts receivable outstanding at June 30, 2019 was due from one customer, Howmet Aerospace Inc. See Note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

(6)                Backlog:

As of June 30, 2020, we had a sales backlog of orders excluding surcharge, believed to be firm, of approximately $539 million, substantially all of which is expected to be shipped within fiscal year 2021. Our backlog of orders excluding surcharge as of June 30, 2019 was approximately $800 million.

(7)                Competition:

We are leaders in specialty materials for critical applications with over 130 years of metallurgical and manufacturing expertise. Our business is highly competitive. We manufacture and supply materials to a variety of end-use market sectors and compete with various companies depending on the end-use market, product or geography. A significant portion of the products we produce are highly engineered materials for demanding applications. There are less than ten companies producing one or more similar products that we consider our major competitors for our high-value products used in demanding applications, particularly in our Aerospace and Defense and Energy end-use markets. These products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer. Our experience, technical capabilities, product offerings and research and development efforts represent barriers to existing and potential competitors.

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

(8)                Research, Product and Process Development:

Our expenditures for company-sponsored research and development were $28.0 million, $23.3 million and $19.3 million in fiscal years 2020, 2019 and 2018, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.

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

Our costs of maintaining and operating environmental control equipment were $15.4 million, $15.6 million and $13.0 million for fiscal years 2020, 2019 and 2018, respectively. The capital expenditures for environmental control equipment were $0.1 million, $1.7 million and $1.2 million for fiscal years 2020, 2019 and 2018, respectively. We anticipate spending approximately $2.3 million on domestic environmental capital projects over the next five fiscal years. This includes approximately $1.1 million in fiscal year 2021. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(10)         Employees:

As of June 30, 2020, our total workforce consisted of approximately 4,600 employees, which included approximately 190 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2022, and approximately 500 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires on August 1, 2023. In July 2020, a union election was held involving 85 employees at our Franklin, Pennsylvania location and a majority of the employees voted for union representation.  Negotiations with union representatives for an initial agreement are expected to be initiated in the near future. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $787.7 million, $773.5 million and $728.3 million in fiscal years 2020, 2019 and 2018, respectively. Long-lived assets held outside of the United States were $21.8 million and $30.6 million as of June 30, 2020 and 2019, respectively. For further information on domestic and international sales, see Note 20 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2020. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter’s website at www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the global COVID-19 pandemic.

The global spread of the COVID-19 pandemic has created significant economic volatility, uncertainty and disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial position will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers’ demand for our goods and services and our vendors ability to supply us with raw materials; the impact of providing a safe working environment to our employees, our ability to sell and provide our goods and services, which may be limited as a result of travel restrictions and people working from home; the ability of our customers to pay for our goods and services; and any closures of our offices and facilities and our customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Our results may also be impacted by our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; and our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic.

Further, the effects of the pandemic may also increase our cost of capital or make additional capital, including a future refinancing of our credit facility, more difficult to obtain or available only on terms less favorable to us. A sustained downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize a further impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses.

Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Due to the COVID-19 pandemic, many of our employees are temporarily working remotely, which may pose additional data security risks.

Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to fully and precisely estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in a particular future quarter or year. Any of these events could cause or contribute to the risks and uncertainties and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

The commercial aerospace and defense market is historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or combination of these factors and therefore are difficult to predict with certainty. A downturn in the commercial aerospace and defense industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products; our results of operations and financial condition could be materially adversely affected. The uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption may continue to adversely affect our results of operations and financial condition.

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

Over the last few years, we have undertaken capital projects associated with expanding our production capacity and capability. These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost-effective manner depends upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute these projects, our ability to obtain the necessary internal and customer qualifications to produce material from the facilities and our ability to operate the facilities to maximize the potential opportunities with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated delays, including those caused by COVID-19 disruptions, or excess costs, our results of operations and financial position may be materially adversely affected.

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

We produce ultra-high strength, high temperature and corrosion-resistant alloys designed for our customers’ demanding applications particularly in our Aerospace and Defense, Energy and Medical end-use markets. Failure of the materials that are included in our customers’ applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us. We have a complex manufacturing process necessary to meet our customers’ stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on our results of operations, financial condition and cash flows.

Our business subjects us to risks of litigation claims, as a routine matter, and this risk increases the potential for a loss that might not be covered by insurance.

Litigation claims relate to the conduct of our currently and formerly owned businesses, including claims pertaining to product liability, commercial disputes, employment actions, employee benefits, compliance with domestic and international laws and regulations, personal injury, patent infringement and tax issues. Due to the uncertainties of litigation, we can give no assurance that we will prevail on claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to us. The resolution in any reporting period of one or more of these matters could have a material adverse effect on our results of operations for that period. We can give no assurance that any other matters brought in the future will not have a material adverse effect on our results of operations, financial condition and cash flows.

A portion of our workforce is covered by collective bargaining agreements and union attempts to organize our other employees may cause work interruptions or stoppages.

Approximately 190 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement. This agreement expires in August 2022. Approximately 500 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement which expires August 1, 2023. In July 2020, a union election was held involving 85 employees at our Franklin, Pennsylvania location and a majority of the employees voted for union representation.  Negotiations with union representatives for an initial agreement are expected to be initiated in the near future. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 22, 2020. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

The cost of our inventories is primarily determined using the Last-In, First-Out (“LIFO”) method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out (“FIFO”) value. As of June 30, 2020, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $135 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

Our ability to produce timely and accurate financial statements may be impacted if we fail to maintain an effective system of disclosure controls and internal control over financial reporting.

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

As disclosed in Item 8. of our Annual Report on Form 10-K for fiscal year ended June 30, 2019 under the caption “Management’s Report on Internal Control Over Financial Reporting”, we identified a material weakness related to the accuracy and completeness of the data inputs for price, quantity and related customer data during the billing process. There were no misstatements identified in our annual or interim consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the fiscal year ended June 30, 2020 we implemented changes to our internal control over financial reporting to remediate the material weakness, and the material weakness has been remediated as of June 30, 2020. We cannot assure, however, that remediation efforts will continue to be effective, and the enhanced controls and procedures could require increased management time, attention, and resources.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal locations of our primary domestic integrated mills in our SAO segment are located in Reading and Latrobe, Pennsylvania and Athens, Alabama. In addition, SAO manufactures large diameter hollow bar in Orwigsburg, Pennsylvania and Elyria, Ohio and operates a mini mill manufacturing stainless steel bar and wire in Hartsville, South Carolina. The principal locations for PEP businesses include titanium alloy production facilities located in Washington, Pennsylvania and Clearwater, Florida, powder products manufacturing facilities in Bridgeville, Pennsylvania, Athens, Alabama, and Bruceton Mills, West Virginia, additive manufacturing facilities in Camarillo, California and Liverpool, United Kingdom and a facility in Houston, Texas for manufacturing of machined components used in the drilling, exploration and production of oil and gas. The PEP segment includes one owned service center in White House, Tennessee. Properties also include domestic leased warehouses and service centers located in Houston, San Antonio and Midland, Texas; Lafayette, Louisiana; Washington and Imperial, Pennsylvania; Vienna, Ohio and Chicago, Illinois.

The Reading, Hartsville, Washington, Bridgeville, Orwigsburg, Elyria, Latrobe, Houston and Athens facilities are owned. The Clearwater facility is owned, but the land is leased.

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

In addition, from time to time, we are a party to certain routine claims and legal actions and other contingent liabilities incident to the normal course of business which pertain to litigation, product claims, commercial disputes, employment actions, employee benefits, compliance with domestic and foreign laws and regulations, personal injury claims, patent infringement and tax issues. Based on information currently available, the ultimate resolution of our known contingencies, individually or in the aggregate and including the matters described in Note 13 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our financial position, cash flows or results of operations. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to our financial position, results of operations or cash flows in a particular future quarter or year.
See the “Contingencies” section included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the “Contingencies and Commitments” section included in Note 13 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.
Item 4A.  Executive Officers of the Registrant

Listed below are the names of our corporate executive officers, including those required to be listed as executive officers for SEC purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders.

Tony R. Thene was appointed President and Chief Executive Officer effective July 1, 2015. Mr. Thene joined Carpenter Technology in January 2013 and served as the Senior Vice President and Chief Financial Officer. Prior to joining Carpenter Technology, Mr. Thene was employed for 23 years by Alcoa Inc., a leading producer of primary and fabricated aluminum, holding various management positions.

Timothy Lain was appointed Senior Vice President and Chief Financial Officer effective August 11, 2020. Mr. Lain joined Carpenter Technology in June 2007. From June 2013 to September 2018 he served as the Vice President-Controller and Chief Accounting Officer. He served as the Vice President and Chief Financial Officer from September 2018 until August 2020. Prior to joining the Company, Mr. Lain served as Audit Director at McGladrey & Pullen LLP, a certified public accounting firm.

James D. Dee was appointed Senior Vice President, General Counsel and Secretary effective August 11, 2020. Mr. Dee served as Vice President, General Counsel and Secretary from September 2010 until August 2020. Mr. Dee joined Carpenter Technology from C&D Technologies where he last served as Senior Vice President, General Counsel, Secretary and Chief Administrative Officer. Prior to his tenure at C&D Technologies, Mr. Dee was employed by the law firm of Montgomery, McCracken, Walker & Rhodes, LLP. Mr. Dee also worked 16 years at SPS Technologies, Inc., where he last served as Vice President, General Counsel and Secretary.

Brian J. Malloy was appointed Senior Vice President and Chief Commercial Officer effective August 11, 2020. Mr. Malloy joined Carpenter Technology in August 2015 as Vice President, Sales & Customer Service for SAO. He served as Vice President and Chief Commercial Officer from March 2016 until August 2020. Prior to joining Carpenter Technology, Mr. Malloy worked for Global Precision Tubes where he was the Senior Vice President & Chief Strategy Officer. During Mr. Malloy's two years in this role, he was responsible for business development, strategy and the commercial organizations. Mr. Malloy's previous experience includes key roles at Alcoa, Inc., where his last position was Vice President, Commercial for Industrial Gas Turbines in the Power and Propulsion business unit.

On June 4, 2020, Michael Murtagh resigned as Vice President and Group President – Specialty Alloys Operations (SAO) of Carpenter Technology, effective June 30, 2020, in conjunction with the Company's reduction of total global salaried positions. Mr. Murtagh will remain an employee of the Company through August 31, 2020.

			Assumed Present Position
Name	Age	Position
Tony R. Thene	59	President and Chief Executive Officer	July 2015

Timothy Lain	48	Senior Vice President and Chief Financial Officer	August 2020

James D. Dee	63	Senior Vice President, General Counsel and Secretary	August 2020

Brian J. Malloy	53	Senior Vice President and Chief Commercial Officer	August 2020

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “CRS”. The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2020		Fiscal Year 2019
Period Ended:	High	Low	High	Low
September 30,	$55.88	$44.13	$60.78	$51.52

December 31,	$53.95	$48.41	$60.11	$32.77

March 31,	$49.48	$14.87	$48.88	$34.40

June 30,	$29.27	$17.92	$53.00	$40.04

Annual June 30,	$55.88	$14.87	$60.78	$32.77

The range of our common stock price on the NYSE from July 1, 2020 to August 24, 2020 was $20.60 to $24.75. The closing price of the common stock was $21.43 on August 24, 2020.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 per share of common stock during each quarter of fiscal years 2020 and 2019, respectively.

As of August 24, 2020, there were 1,903 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group for fiscal year ended June 30, 2020, and prior four fiscal years. The cumulative total return assumes an investment of $100 on June 30, 2015 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period.

* $100 invested on June 30, 2015 in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data Sourced from Bloomberg
Copyright © 2020 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2020 Russell Investments

	2015	2016	2017	2018	2019	2020
Carpenter Technology Corporation	$100.00	$62.10	$54.10	$62.60	$89.20	$82.70
S&P Midcap 400	$100.00	$106.40	$107.80	$127.80	$145.00	$147.00
Russell Materials & Processing Growth	$100.00	$103.10	$105.00	$132.40	$141.30	$139.00

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2020, employees surrendered 27,130 shares to the Company, at an average purchase price of $24.39, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 6.  Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Five-Year Financial Summary
in millions, except per share data
(Fiscal years ended June 30,)

	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016 (e)(f)
Summary of Operations:
Net sales	$2,181.1	$2,380.2	$2,157.7	$1,797.6	$1,813.4
Operating income	$25.3	$241.4	$189.3	$121.5	$70.8
Net income	$1.5	$167.0	$188.5	$47.0	$11.3
Financial Position at Year-End:
Cash and cash equivalents	$193.1	$27.0	$56.2	$66.3	$82.0
Total assets	$3,227.2	$3,187.8	$3,007.0	$2,878.1	$2,794.3
Long-term debt, net of current portion	$551.8	$550.6	$545.7	$550.0	$611.3
Per Common Share:
Net earnings:
Basic	$0.02	$3.46	$3.96	$0.99	$0.23
Diluted	$0.02	$3.43	$3.92	$0.99	$0.23
Cash dividend-common	$0.80	$0.80	$0.72	$0.72	$0.72
Weighted Average Common Shares Outstanding:
Basic	48.1	47.7	47.2	47.0	48.1
Diluted	48.2	48.1	47.6	47.1	48.2

(a) Fiscal year 2020 included $34.6 million of goodwill impairment charges, $29.3 million of inventory write-downs from restructuring and $68.5 million of restructuring and asset impairment charges related to exiting the oil and gas business in our PEP segment, the closure of two domestic powder facilities, a twenty percent global salaried workforce reduction and other asset impairments. See Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report.

(b) Fiscal year 2019 included $1.2 million of acquisition-related costs related to LPW Technology Ltd. See Note 5 in the Notes to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report.

(c) Fiscal year 2018 included $68.3 million of discrete income tax net benefits related to the U.S. tax reform and other legislative changes. See Note 18 in the Notes to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report.

(d) Fiscal year 2017 included $3.2 million of loss on divestiture of business.

(e) Fiscal year 2016 included $22.5 million of excess inventory write-down charges, $12.5 million of goodwill impairment charges and $18.0 million of restructuring and impairment charges including $7.6 million of impairment of intangible assets and property, plant and equipment and $10.4 million of restructuring costs related primarily to an early retirement incentive and other severance related costs.

(f) The weighted average common shares outstanding for fiscal year 2016 included 5.5 million less shares compared to prior year, related to the share repurchase program authorized in October 2014. During the fiscal year ended June 30, 2016, we repurchased 3,762,200 shares of common stock for $123.9 million.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2020	2019	2018
Net sales	$2,181.1	$2,380.2	$2,157.7

Net sales excluding surcharge revenue (1)	$1,828.7	$1,942.1	$1,792.3

Operating income	$25.3	$241.4	$189.3

Net income	$1.5	$167.0	$188.5

Diluted earnings per share	$0.02	$3.43	$3.92

Purchases of property, plant, equipment and software	$171.4	$180.3	$135.0

Free cash flow (1)	$21.8	$(53.7)	$34.7

Pounds sold (in thousands) (2)	231,736	267,536	265,620

(1)  See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

(2)  Includes pounds from Specialty Alloys Operations segment, and certain Performance Engineered Products segment businesses including Dynamet, Carpenter Powder Products and Additive businesses only.

     Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2020		2019		2018
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$1,313.7	60%	$1,327.9	56%	$1,182.3	55%
Medical	197.0	9	205.0	8	175.3	8
Transportation	132.1	6	157.7	6	157.0	7
Energy	135.4	6	181.7	8	146.5	7
Industrial and Consumer	296.0	14	371.5	16	364.9	17
Distribution	106.9	5	136.4	6	131.7	6
Total net sales	$2,181.1	100%	$2,380.2	100%	$2,157.7	100%

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
Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. The following is a summary of the net periodic benefit costs for the years ended June 30, 2020, 2019 and 2018:

	Years Ended June 30,
($ in millions)	2020	2019	2018
Pension plans	$12.2	$9.8	$11.3
Other postretirement plans	3.1	1.8	2.9
Net periodic benefit costs	$15.3	$11.6	$14.2

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals (“pension EID”) is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

During the year ended June 30, 2020, in connection with a restructuring plan, we reduced our global salaried positions by twenty percent. In certain cases, employees were eligible for severance benefits under one of the Company’s pension plans. As a result, $3.5 million will be funded from the Company's qualified pension plan to cover severance payments and medical coverage for impacted participants.

Net pension expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other income (expense), net. The following is a summary of the classification of net pension expense for the years ended June 30, 2020, 2019 and 2018:

	Years Ended June 30,
($ in millions)	2020	2019	2018
Service cost included in Cost of sales	$11.0	$10.0	$10.5
Service cost included in Selling, general and administrative expenses	1.5	1.5	1.6
Pension earnings, interest and deferrals included in Other income (expense), net	2.8	0.1	2.1
Net pension expense	$15.3	$11.6	$14.2

As of June 30, 2020 and 2019, amounts capitalized in gross inventory were $1.6 million and $1.7 million, respectively.
Operating Performance Overview

For fiscal year 2020, we reported net income of $1.5 million, or $0.02 per diluted share, compared with net income of $167.0 million, or $3.43 per diluted share for fiscal year 2019. The second half of fiscal year 2020 was negatively impacted by the financial disruptions of COVID-19 and the Boeing 737 MAX production halt compared to the same period a year ago. As a result of the financial disruptions and lower demand across all our end-use markets, we executed targeted cost reduction actions and portfolio restructurings including exiting the oil and gas business in our PEP segment, the closure of two small powder facilities and global salaried workforce reductions. These actions resulted in inventory write-downs and restructuring and asset impairment expenses of $97.8 million of which $85.7 million are non-cash charges. Our long-term growth projections related to our Additive business unit in the PEP segment were also impacted resulting in a goodwill impairment charge of $34.6 million. However, during this time we were able to generate positive cash flow and strengthen our liquidity position.

Results of Operations — Fiscal Year 2020 Compared to Fiscal Year 2019

For fiscal year 2020, we reported net income of $1.5 million, or $0.02 per diluted share. Excluding special items, earnings per share would have been $2.21 per diluted share for fiscal year 2020. This compares with net income of $167.0 million, or $3.43 per diluted share, a year earlier. Excluding special items, earnings per share would have been $3.46 per diluted share for fiscal year 2019. Our fiscal year 2020 results reflect goodwill impairment charges totaling $34.6 million and inventory write-downs and restructuring and asset impairment charges of $97.8 million.

Net Sales

Net sales for fiscal year 2020 were $2,181.1 million, which was an 8 percent decrease from fiscal year 2019. Excluding surcharge revenue, sales were 6 percent lower than fiscal year 2019 on 13 percent lower volume. The results reflect higher demand and better mix during the first half of fiscal year 2020. This improvement was negated in the second half of the fiscal year by the financial disruptions caused by COVID-19, resulting in lower demand across all end-use markets versus the prior year period.

Geographically, sales outside the United States increased 2 percent from fiscal year 2019 to $787.7 million. The increase is primarily due to stronger product demand in the Aerospace and Defense end-use market in Asia Pacific, Europe and Canada which was partially offset by lower demand in the Consumer and Industrial end-use market in Europe. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $3.5 million decrease in sales during fiscal year 2020 compared to fiscal year 2019. International sales as a percentage of our total net sales represented 36 percent and 32 percent for fiscal year 2020 and fiscal year 2019, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period.

	Fiscal Year		$ Decrease	% Decrease
($ in millions)	2020	2019
Aerospace and Defense	$1,313.7	$1,327.9	$(14.2)	(1)%
Medical	197.0	205.0	(8.0)	(4)%
Transportation	132.1	157.7	(25.6)	(16)%
Energy	135.4	181.7	(46.3)	(25)%
Industrial and Consumer	296.0	371.5	(75.5)	(20)%
Distribution	106.9	136.4	(29.5)	(22)%
Total net sales	$2,181.1	$2,380.2	$(199.1)	(8)%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2020	2019
Aerospace and Defense	$1,072.1	$1,051.5	$20.6	2%
Medical	177.2	176.3	0.9	1%
Transportation	108.7	126.6	(17.9)	(14)%
Energy	116.4	154.3	(37.9)	(25)%
Industrial and Consumer	248.1	298.5	(50.4)	(17)%
Distribution	106.2	134.9	(28.7)	(21)%
Total net sales excluding surcharge revenue	$1,828.7	$1,942.1	$(113.4)	(6)%

Sales to the Aerospace and Defense market decreased 1 percent from fiscal year 2019 to $1,313.7 million. Excluding surcharge revenue, sales increased 2 percent on 4 percent lower shipment volume. The results reflect stronger demand for materials used across all aerospace sub-markets and defense during the first half of the current fiscal year offset by lower build rates caused by the global travel halt in the second half of the current fiscal year due to the COVID-19 pandemic.

Sales to the Medical market decreased 4 percent to $197.0 million from fiscal year 2019. Excluding surcharge revenue, sales increased 1 percent on 5 percent lower shipment volume. The results reflect the impact of temporary delays of elective medical procedures from the COVID-19 pandemic during the second half of fiscal year 2020 compared to the prior year period.

Transportation market sales of $132.1 million reflected a 16 percent decrease from fiscal year 2019. Excluding surcharge revenue, sales decreased 14 percent on 20 percent lower shipment volume. The results reflect decreased demand caused by COVID-19 related plant closures and production disruptions in North America, Asia and Europe in the second half of fiscal year 2020.

Sales to the Energy market of $135.4 million reflected a 25 percent decrease from fiscal year 2019. Excluding surcharge revenue, sales decreased 25 percent. The results reflect the decreasing demand globally including a 60 percent decrease in North America rig counts.

Industrial and Consumer market sales decreased 20 percent to $296.0 million for fiscal year 2020. Excluding surcharge revenue, sales decreased 17 percent on 26 percent lower shipment volume. The results reflect the impact of reduced demand for materials used in select industrial applications and declines in demand for consumer electronics and sporting goods.

Gross Profit

Gross profit in fiscal year 2020 decreased to $329.4 million, or 15.1 percent of net sales from $444.8 million, or 18.7 percent of net sales for fiscal year 2019. During the fiscal year ended June 30, 2020 we recorded $29.3 million of inventory write-downs related to targeted cost reduction actions including exiting the oil and gas business in our PEP segment and the closure of two powder facilities. The current year results were impacted by the COVID-19 pandemic and the 737 MAX production halt. The current year results were also negatively impacted by an accelerated inventory reduction program.

Excluding the impact of the surcharge revenue and the inventory write-downs, our gross margin in fiscal year 2020 was 19.6 percent compared to 22.9 percent in fiscal year 2019. The results reflect the impact of improved product mix and capacity gains during the first half of the year offset by incremental costs and productivity losses due to COVID-19. Fiscal year 2019 also reflects an $11.4 million benefit related to an insurance recovery in our third fiscal quarter.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin excluding the impact of inventory write-downs from restructuring. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2020	2019
Net sales	$2,181.1	$2,380.2
Less: surcharge revenue	352.4	438.1
Net sales excluding surcharge revenue	$1,828.7	$1,942.1

Gross profit	$329.4	$444.8
Inventory write-downs from restructuring	29.3	—
Gross profit excluding the inventory write-downs from restructuring	$358.7	$444.8

Gross margin	15.1%	18.7%

Gross margin excluding surcharge revenue and inventory write-downs from restructuring	19.6%	22.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2020 were $201.0 million, or 9.2 percent of net sales (11.0 percent of net sales excluding surcharge revenue), compared to $203.4 million, or 8.5 percent of net sales (10.5 percent of net sales excluding surcharge revenue), in fiscal year 2019. Selling, general and administrative expenses were relatively flat in fiscal year 2020 compared to fiscal year 2019. The current fiscal year results reflect lower salary costs and variable compensation expense offset by higher spending in key growth areas including additive manufacturing compared to the same period a year ago.

Restructuring and Asset Impairment Charges

During fiscal year 2020, we incurred $68.5 million of restructuring and asset impairment charges. This included $56.4 million of non-cash impairment charges to write down property, plant and equipment and other intangible assets primarily related to the exit from the oil and gas business and the closure of two domestic powder facilities. The remaining $12.1 million, consisting primarily of various personnel-related costs for severance payments, medical coverage and related items, resulted from a restructuring plan to reduce the global salaried workforce by twenty percent. No restructuring or asset impairment charges were incurred during the fiscal year ended June 30, 2019.

Activities undertaken in connection with the fiscal year 2020 restructuring plan are expected to be substantially complete in the first quarter of fiscal year 2021.

Goodwill Impairment Charge

The Company’s long-term projections for the Additive reporting unit within the PEP Segment have been impacted by slower than expected growth in additive manufacturing applications which was further compounded by the effects from COVID-19. As a result, during fiscal year 2020 we recorded an impairment charge of $34.6 million, which represented a portion of the balance of the goodwill recorded for this reporting unit. No goodwill impairment charges were incurred during the fiscal year ended June 30, 2019.

Operating Income

Our operating income in fiscal year 2020 decreased to $25.3 million, or 1.2 percent of net sales as compared with $241.4 million, or 10.1 percent of net sales in fiscal year 2019. Excluding surcharge revenue and special items, adjusted operating margin was 8.6 percent for the fiscal year 2020 and 12.5 percent for the same period a year ago. The second half of fiscal year 2020 was negatively impacted by the financial disruptions of COVID-19 and the Boeing 737 MAX production halt compared to the same period a year ago. During this time, we executed targeted cost reduction actions and portfolio restructurings including exiting the oil and gas business in our PEP segment, closure of two domestic powder facilities, global salaried workforce reductions and other asset impairments. These actions resulted in inventory write-downs of $29.3 million and restructuring and asset impairment charges of $68.5 million in fiscal year 2020. Operating income in fiscal year 2020 was also impacted by a goodwill impairment charge of $34.6 million.

The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales and excluding special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2020	2019
Net sales	$2,181.1	$2,380.2
Less: surcharge revenue	352.4	438.1
Net sales excluding surcharge revenue	$1,828.7	$1,942.1

Operating income	$25.3	$241.4

Special items:
Acquisition-related costs	—	1.2
Inventory write-downs from restructuring	29.3	—
Restructuring and asset impairment charges	68.5	—
Goodwill impairment	34.6	—
Adjusted operating income excluding special items	$157.7	$242.6

Operating margin	1.2%	10.1%

Adjusted operating margin excluding surcharge revenue and special items	8.6%	12.5%

Interest Expense

Fiscal year 2020 interest expense was $19.8 million compared to $26.0 million in fiscal year 2019. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt. Interest expense for fiscal year 2020 includes net gains from interest rate swaps of $1.4 million compared with $0.2 million of net losses from interest rate swaps for fiscal year 2019. Capitalized interest reduced interest expense by $9.0 million for fiscal year 2020 compared to $5.1 million in fiscal year 2019.

Other Income, Net

Other income for fiscal year 2020 of $0.6 million was consistent with other income of $0.6 million a year ago.
Income Taxes

Our effective tax rate (income tax expense (benefit) as a percent of income before taxes) for fiscal year 2020 was 75.4 percent as compared to 22.7 percent for fiscal year 2019. The fiscal year 2020 tax expense includes tax benefits of $1.0 million as a result of changes in the Company's prior tax positions as well as a $2.0 million charge for nondeductible goodwill impairment. The effective tax rate for fiscal year 2020 as compared to 2019 reflects the magnified impact of permanent adjustments on a significantly lower pre-tax income.

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

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Tax Cuts and Jobs Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitation on deductions of interest expense. During fiscal year 2019, the Company recorded a discrete tax benefit of $0.2 million for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities. The accounting for the income tax effects of the Tax Cuts and Jobs Act was completed by December 31, 2018. Under the Act the transition tax is being paid over an eight year period beginning in fiscal year 2019.

Undistributed earnings of our foreign subsidiaries, totaling $61.7 million were considered permanently reinvested. Following enactment of the Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. If these earnings were to be repatriated, approximately $0.1 million of tax expense would be incurred.

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

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		(Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2020	2019
Specialty Alloys Operations	221,784	256,360	(34,576)	(13)%
Performance Engineered Products *	12,260	13,752	(1,492)	(11)%
Intersegment	(2,308)	(2,576)	268	10%
Consolidated pounds sold	231,736	267,536	(35,800)	(13)%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2020	2019
Specialty Alloys Operations	$1,831.6	$1,967.3	$(135.7)	(7)%
Performance Engineered Products	401.1	479.8	(78.7)	(16)%
Intersegment	(51.6)	(66.9)	15.3	23%
Total net sales	$2,181.1	$2,380.2	$(199.1)	(8)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2020	2019
Specialty Alloys Operations	$1,483.0	$1,536.6	$(53.6)	(3)%
Performance Engineered Products	395.2	467.0	(71.8)	(15)%
Intersegment	(49.5)	(61.5)	12.0	20%
Total net sales excluding surcharge revenue	$1,828.7	$1,942.1	$(113.4)	(6)%

Specialty Alloys Operations Segment

Net sales in fiscal year 2020 for the SAO segment decreased 7 percent to $1,831.6 million, as compared with $1,967.3 million in fiscal year 2019. Excluding surcharge revenue, net sales decreased 3 percent from a year ago. The fiscal year 2020 net sales reflected 13 percent lower shipment volume as compared to fiscal year 2019. The SAO segment results reflect higher sales and stronger product mix in key end-use markets during the first half of the fiscal year offset by the impacts of the 737 MAX production halt and the COVID-19 pandemic during the second half of the fiscal year.

Operating income for the SAO segment in fiscal year 2020 was $239.0 million, or 13.0 percent of net sales (16.1 percent of net sales excluding surcharge revenue), compared to $282.2 million, or 14.3 percent of net sales (18.4 percent of net sales excluding surcharge revenue), for fiscal year 2019. The decrease in operating income reflects productivity losses and impacts from an accelerated inventory reduction program in the second half of the current fiscal year due to the COVID-19 pandemic. This was partially offset by the impact of the higher valued product mix and demand in our premium products during the first half of the current year.
Performance Engineered Products Segment

Net sales for fiscal year 2020 for the PEP segment were $401.1 million as compared with $479.8 million for fiscal year 2019. Excluding surcharge revenue, net sales decreased 15 percent from a year ago. The results reflect decreases in sales in all end-use markets except the Medical end-use market. Prolonged weakness in the oil and gas sub-market and impacts of tariffs were the primary drivers for the Energy and Distribution end-use market declines, respectively.

Operating loss for the PEP segment for fiscal year 2020 was $10.4 million, or 2.6 percent of net sales, as compared with operating income of $30.0 million, or 6.3 percent of net sales for fiscal year 2019. The current year results were impacted by weak demand in the oil and gas sub-market, the ongoing trade actions and tariffs on our distribution business and the impacts of COVID-19. The prior year results were impacted by an $11.4 million benefit related to an insurance recovery. During the current fiscal year we approved a plan to exit the oil and gas business in our PEP segment and close two domestic powder facilities.

Results of Operations — Fiscal Year 2019 Compared to Fiscal Year 2018

For fiscal year 2019, we reported net income of $167.0 million, or $3.43 per diluted share. Excluding special items, earnings per share would have been $3.46 per diluted share for fiscal year 2019. This compared to net income of $188.5 million, or $3.92 per diluted share, a year earlier. Excluding special items, earnings per share would have been $2.50 per diluted share for fiscal year 2018. Our fiscal year 2019 results reflected strong market conditions combined with our solutions focused approach that drove increasing sales in all of our end-use markets and further implementation of the Carpenter Operating Model.
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

Geographically, sales outside the United States increased 6 percent from fiscal year 2018 to $787.7 million. The increase is primarily due to stronger product demand in the Aerospace and Defense end-use market in Asia Pacific, South America and Canada partially offset by lower demand in Europe.  In addition, demand was stronger in the Energy and Medical end-use markets in Europe and Asia Pacific. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $4.5 million increase in sales during fiscal year 2019 compared to fiscal year 2018. International sales as a percentage of our total net sales represented 32 percent and 34 percent for fiscal year 2019 and fiscal year 2018, respectively.

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

	Fiscal Year
($ in millions)	2019	2018
Net sales	$2,380.2	$2,157.7
Less: surcharge revenue	438.1	365.4
Net sales excluding surcharge revenue	$1,942.1	$1,792.3

Operating income	$241.4	$189.3

Special item:
Acquisition-related costs	1.2	—
Adjusted operating income excluding special item	$242.6	$189.3

Operating margin	10.1%	8.8%

Adjusted operating margin excluding surcharge revenue and special item	12.5%	10.6%
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

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2019	2018
Specialty Alloys Operations	256,360	258,326	(1,966)	(1)%
Performance Engineered Products *	13,752	12,388	1,364	11%
Intersegment	(2,576)	(5,094)	2,518	49%
Consolidated pounds sold	267,536	265,620	1,916	1%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and LPW Technology Ltd. businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2019	2018
Specialty Alloys Operations	$1,967.3	$1,803.8	$163.5	9%
Performance Engineered Products	479.8	429.7	50.1	12%
Intersegment	(66.9)	(75.8)	8.9	12%
Total net sales	$2,380.2	$2,157.7	$222.5	10%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2019	2018
Specialty Alloys Operations	$1,536.6	$1,434.1	$102.5	7%
Performance Engineered Products	467.0	426.3	40.7	10%
Intersegment	(61.5)	(68.1)	6.6	10%
Total net sales excluding surcharge revenue	$1,942.1	$1,792.3	$149.8	8%

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

Liquidity and Financial Resources

We ended fiscal year 2020 with $193.1 million of cash and cash equivalents, an increase of $166.1 million from fiscal year 2019. During fiscal year 2020, our cash provided from operating activities was $231.8 million as compared with $232.4 million in fiscal year 2019. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was positive $21.8 million as compared to negative $53.7 million for the same period a year ago. Net income in the current fiscal year was $1.5 million compared to $167.0 million in the prior fiscal year. The current fiscal year included $120.3 million of non-cash special items consisting of $29.3 million of inventory write-downs from restructuring, $68.5 million of restructuring and asset impairment charges and a goodwill impairment charge of $34.6 million. Operating cash flows in the current year were also negatively impacted by lower earnings resulting from COVID-19 offset by improvements in working capital, primarily inventory. The cash flow improvement from inventory was driven by an inventory reduction program that was accelerated to preserve liquidity. Prior year free cash flow results included the impact of the acquisition of LPW Technology Ltd., for a cash purchase price of $79.0 million.

Capital expenditures for property, plant, equipment and software were $171.4 million for fiscal year 2020 as compared to $180.3 million for fiscal year 2019. In fiscal year 2021, we expect capital expenditures to be approximately $120 million.

Dividends for fiscal year 2020 were $38.8 million, as compared with $38.6 million in the prior year and were paid at the quarterly rate of $0.20 per share of common stock in fiscal year 2020 and 2019, respectively.

For the fiscal years ended June 30, 2020, 2019 and 2018, interest costs totaled $28.8 million, $31.1 million and $31.1 million, respectively, of which $9.0 million, $5.1 million and $2.8 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

During fiscal year 2020, we made required minimum pension contributions of $6.5 million to one of our qualified pension plans and are required to make cash contributions of $19.3 million to two of our qualified pension plans during fiscal year 2021. Over the next five years, current estimates indicate that we will be required to make about $186.8 million of cash contributions to our pension plans, based on the laws in effect for pension funding as of June 30, 2020, and subject to market returns and interest rate assumptions.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the availability of outside sources of financing to supplement internally generated funds. We generally target minimum liquidity, consisting of cash and cash equivalents added to available borrowing capacity under our credit agreement, of $150.0 million. On March 31, 2017, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”) that extends to March 2022. As of June 30, 2020, we had $6.0 million of issued letters of credit and $170.0 million of short-term borrowings. The balance of the Credit Agreement ($224.0 million as of June 30, 2020) remains available to us. As of June 30, 2020, we had total liquidity of $417.1 million, including $193.1 million of cash and cash equivalents. The Credit Agreement provides flexibility to fund our ongoing cash requirements as needed. From time to time during the year ended June 30, 2020 we have borrowed under our Credit Agreement. The weighted average daily borrowing under the Credit Agreement during the year ended June 30, 2020 was $106.4 million with daily outstanding borrowings ranging from $11.0 million to $170.0 million.

On July 10, 2020, we issued an underwritten public offering of $400 million in aggregate principal amount of our 6.375% senior notes due 2028. The net proceeds from the offering were used to repay $250 million on August 24, 2020, in principal amount of our senior notes at 5.20% due July 2021. Excess net proceeds will be used for general corporate purposes, including additions to working capital, capital expenditures, repayment of debt, the financing of acquisitions, joint ventures and other business combination opportunities or stock repurchases.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. In fiscal years 2020 and 2019 we declared and paid quarterly cash dividends of $0.20 per share. In fiscal year 2018 and several years before, we declared and paid quarterly cash dividends of $0.18 per share.

As of June 30, 2020, we had cash and cash equivalents of approximately $23.5 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. The Act required a one-time tax on previously deferred foreign earnings and generally provides for tax-free repatriations of these earnings beginning January 1, 2018. During the fiscal year ended June 30, 2020, we repatriated cash of $4.1 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio (3.50 to 1.00 as of June 30, 2020). The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2020, the Company was in compliance with all of the covenants of the Credit Agreement.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2020:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage	3.50 to 1.00 (minimum)	15.42 to 1.00
Consolidated debt to capital	55% (maximum)	33%
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

Net Sales and Gross Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, as well as the inventory write-downs from restructuring, which represent financial measures that have not been determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding the inventory write-downs from gross profit and gross margin is helpful in analyzing our operating performance as the inventory write-downs from restructuring are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of “Gross Profit” for a reconciliation of net sales and gross margin, excluding surcharge revenue and the excess inventory write-down, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and the inventory write-downs from restructuring is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

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

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share data)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2020, as reported	$6.1	$(4.6)	$1.5	$0.02

Special items:
Restructuring and asset impairment charges	97.8	(20.0)	77.8	1.62
Goodwill impairment	34.6	(7.1)	27.5	0.57
Total impact of special items	132.4	(27.1)	105.3	2.19

Year ended June 30, 2020, as adjusted	$138.5	$(31.7)	$106.8	$2.21

* Impact per diluted share calculated using weighted average common shares outstanding of 48.2 million for the year ended June 30, 2020.

($ in millions, except per share data)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2019, as reported	$216.0	$(49.0)	$167.0	$3.43

Special item:
Acquisition-related costs	1.2	—	1.2	0.03

Year ended June 30, 2019, as adjusted	$217.2	$(49.0)	$168.2	$3.46

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2020	2019	2018
Net cash provided from operating activities	$231.8	$232.4	$209.2
Purchases of property, plant, equipment and software	(171.4)	(180.3)	(135.0)
Acquisition of businesses, net of cash acquired	—	(79.0)	(13.3)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.2	0.4	1.9
Proceeds from note receivable from sale of equity method investment	—	—	6.3
Proceeds from insurance recovery	—	11.4	—
Dividends paid	(38.8)	(38.6)	(34.4)
Free cash flow	$21.8	$(53.7)	$34.7

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

Inventories

Inventories are stated at the lower of cost or new realizable value. The cost of inventories is primarily determined using the LIFO method. We also use the FIFO and average cost methods. As of June 30, 2020 and 2019, $136.3 million and $173.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Pension and Other Postretirement Benefits

The amount of the pension expense, which is determined annually, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan’s investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets. Return seeking assets include domestic and international equities and diversified loan funds. Liability matching assets include long duration bond funds. As the funding level of the plan improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy. The plan discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan’s anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by $2.4 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by $0.9 million.

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

Goodwill

Goodwill is not amortized but instead is at least annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. The fair value is estimated using a discounted cash flow technique for the Additive reporting unit. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and remaining three PEP segment reporting units. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. The discounted cash flow technique requires the use of cash flow forecasts. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The market multiples valuation technique includes significant judgment in the determination of the market multiple. The discount rates used in the discounted cash flow are estimated based on a market participant’s perspective of each reporting unit's weighted average cost of capital. The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption.

As of June 30, 2020, we had five reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 67 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes four reporting units with goodwill recorded. The fair value of the Additive reporting unit approximates the net book value at June 30, 2020. The fair values of the remaining PEP segment reporting units substantially exceeded their carrying values.

Carpenter has experienced slower than expected growth in the additive manufacturing industry with the effects being further compounded by COVID-19. Given current market conditions, the future projections for our Additive reporting unit were lowered. We determined the goodwill associated with this reporting unit was impaired and recorded an impairment charge of $34.6 million during the fiscal year ended June 30, 2020. No other impairment was identified at the impairment testing date. See Note 9 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

As of June 30, 2020, the carrying value of the Additive reporting unit was greater than the fair value by approximately 24.1 percent. The goodwill recorded as of June 30, 2020, after the impairment charge, related to the Additive reporting unit was $45.6 million. For purposes of the discounted cash flow technique for Additive’s fair value, we used a weighted average cost of capital of 17.0 percent and a terminal growth rate assumption of 3 percent. If the fair value of this reporting unit had been hypothetically reduced by 5 percent at June 30, 2020, the Additive reporting unit would have a carrying value in excess of fair value of approximately $5.4 million.

As of June 30, 2020, the fair value of the SAO reporting unit exceeded the carrying value by approximately 4.5 percent.  The goodwill recorded related to the SAO reporting unit as of June 30, 2020 was $195.5 million. For purposes of the discounted cash flow technique for SAO’s fair value, we used a weighted average cost of capital of 10.5 percent and a terminal growth rate assumption of 3 percent. If the fair value of this reporting unit had been hypothetically reduced by 5 percent at June 30, 2020, the SAO reporting unit would have a fair value that would approximate net book value.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business projections, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation. We continuously monitor for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on the reporting units as adverse changes to these assumptions could result in future impairments.

Leases

Determination of whether a contract is or contains a lease at contract inception is based on the presence of identified assets and the right to obtain substantially all of the economic benefit from or to direct the use of such assets. When it is determined a lease exists, a right-of-use (“ROU”) asset and corresponding lease liability are recorded on the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most leases, an incremental borrowing rate is used. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease contracts with a term of 12 months or less are not recorded in the consolidated balance sheets. Fixed lease expense is recognized for operating leases on a straight-line basis over the lease term. Lease agreements with lease and non-lease components, are accounted for as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability.

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2020 and 2019.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.
Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2020, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year
($ in millions)	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt (1)	$550.0	$—	$250.0	$300.0	$—	$—	$—
Estimated interest payments (2)	49.2	26.4	13.9	8.9	—	—	—
Operating leases	73.8	13.6	11.7	10.0	7.9	5.1	25.5
Qualified pension plan contributions (3)	263.2	19.3	42.5	44.7	46.4	33.9	76.4
Accrued post-retirement benefits (4)	143.1	14.0	14.6	14.6	14.7	14.6	70.6
Purchase obligations (5)	485.4	301.0	174.6	8.7	0.7	0.4	—
Non-qualified pension benefits (6)	32.7	3.5	3.5	3.4	3.3	3.3	15.7
Total	$1,597.4	$377.8	$510.8	$390.3	$73.0	$57.3	$188.2

(1)        Refer to Note 11 of our Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

(2)       Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates for long-term debt outstanding as of June 30, 2020. No consideration was given to financing transactions executed in July 2020. No interest payments are included for any potential borrowings under our revolving credit facility.

(3)       Qualified pension plan contributions represent required minimum contributions for plan years beginning January 1, 2019 and thereafter. The amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States effective June 30, 2020. Estimated fiscal year contributions have been included through fiscal year 2030. The actual required pension contributions in future periods may be different.

(4)       Postretirement benefits for certain plans may be paid from corporate assets or certain designated plan assets maintained in a Voluntary Employee Benefit Association (“VEBA”) Trust. During fiscal years 2020 and 2019, benefit payments were funded using assets in the VEBA Trust. Estimated fiscal year postretirement benefit payments have been included through fiscal year 2030.

(5)       We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. We used June 30, 2020 raw material prices for commitments with variable pricing.

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2020 and 2019 were $16.0 million and $16.1 million, respectively.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption; (17) potential impacts of the COVID-19 pandemic on our operations, financial results and financial position; (18) our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; (19) our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; (20) our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic; and (21) our ability to successfully carry out restructuring and business exit activities on the expected terms and timelines. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 17 to the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2020, we had approximately $11.1 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 70 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of June 30, 2020 is provided in Note 17 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Assuming on June 30, 2020, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, management concluded that, as of June 30, 2020, Carpenter’s internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter’s internal control over financial reporting as of June 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of income, of comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended June 30, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

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

Goodwill Impairment Assessment - Specialty Alloys Operations and Additive Reporting Units

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $290.4 million as of June 30, 2020 and the goodwill associated with the Specialty Alloys Operations (SAO) and Additive reporting units was $195.5 million and $45.6 million, respectively. Goodwill is annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a weighting of discounted cash flows and market multiples valuation technique for the SAO reporting unit and is estimated using a discounted cash flow technique for the Additive reporting unit. As described by management, the Company has experienced slower than expected growth in the additive manufacturing industry with the effects being further compounded by the COVID-19 pandemic. Management determined the goodwill associated with the Additive reporting unit was impaired and recorded an impairment charge of $34.6 million during the year ended June 30, 2020. The discounted cash flow technique requires the use of cash flow forecasts. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The market multiples valuation technique includes significant judgment in the determination of the market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the SAO and Additive reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurement of the SAO reporting unit using the discounted cash flow and market multiples valuation techniques and the Additive reporting unit using the discounted cash flow valuation technique, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to (i) the revenue growth rates (which include perpetual growth rates) gross margin, weighted average cost of capital and market multiples for the SAO reporting unit and (ii) the revenue growth rates and weighted average cost of capital for the Additive reporting unit. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates, which included evaluating the appropriateness of the discounted cash flow and market multiples valuation techniques; (ii) testing the completeness, accuracy and relevance of underlying data used in the estimates; and (iii) evaluating the significant assumptions used by management related to the revenue growth rates (which include perpetual growth rates) gross margin, weighted average cost of capital and market multiples for the SAO reporting unit and the revenue growth rates and weighted average cost of capital for the Additive reporting unit. Evaluating management’s assumptions related to the revenue growth rates (which include perpetual growth rates) gross margin, weighted average cost of capital and market multiples as applicable to the relevant reporting units, involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market multiple valuation techniques, and the weighted average cost of capital and market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

September 4, 2020

We have served as the Company’s auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2020, 2019 and 2018

($ in millions, except per share data)	2020	2019	2018
Net sales	$2,181.1	$2,380.2	$2,157.7
Cost of sales	1,822.4	1,935.4	1,775.4
Cost of sales - inventory write-downs from restructuring	29.3	—	—
Gross profit	329.4	444.8	382.3

Selling, general and administrative expenses	201.0	203.4	193.0
Restructuring and asset impairment charges	68.5	—	—
Goodwill impairment	34.6	—	—
Operating income	25.3	241.4	189.3

Interest expense	(19.8)	(26.0)	(28.3)
Other income (expense), net	0.6	0.6	(0.8)

Income before income taxes	6.1	216.0	160.2
Income tax expense (benefit)	4.6	49.0	(28.3)

Net income	$1.5	$167.0	$188.5

EARNINGS PER COMMON SHARE:
Basic	$0.02	$3.46	$3.96
Diluted	$0.02	$3.43	$3.92

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.1	47.7	47.2
Diluted	48.2	48.1	47.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years ended June 30, 2020, 2019 and 2018

($ in millions)	2020	2019	2018
Net income	$1.5	$167.0	$188.5
Other comprehensive (loss) income, net of tax	.6
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	—	(1.0)	—
Pension and postretirement (losses) benefits, net of tax of $13.2, $23.2 and $(26.3), respectively	(41.0)	(72.9)	78.6
Net gain (loss) on derivative instruments, net of tax of $(1.2), $13.3 and $(13.7), respectively	3.7	(37.6)	26.1
Marketable securities gain, net of tax of $0.0, $0.0 and $0.0, respectively	—	0.3	—
Foreign currency translation	(8.9)	(0.8)	(1.4)
Other comprehensive (loss) income, net of tax	(46.2)	(112.0)	103.3
Comprehensive (loss) income, net of tax	$(44.7)	$55.0	$291.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2020, 2019 and 2018

($ in millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$1.5	$167.0	$188.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	123.9	121.5	116.6
Goodwill impairment charge	34.6	—	—
Non-cash inventory write-downs from restructuring	29.3	—	—
Non-cash restructuring and asset impairment charges	56.4	—	—
Deferred income taxes	(0.4)	16.5	(61.1)
Net pension expense	15.3	11.6	14.2
Share-based compensation expense	10.9	17.6	17.6
Net loss on disposal of property, plant, and equipment and assets held for sale	0.2	1.2	2.5
Gain on insurance recovery	—	(11.4)	—
Changes in working capital and other:
Accounts receivable	90.3	(5.3)	(86.8)
Inventories	31.3	(94.0)	0.4
Other current assets	(20.5)	6.8	(9.6)
Accounts payable	(109.9)	20.1	10.7
Accrued liabilities	(18.1)	(4.9)	28.7
Pension plan contributions	(6.5)	(5.5)	(6.7)
Other postretirement plan contributions	(3.5)	(3.1)	(3.4)
Other, net	(3.0)	(5.7)	(2.4)
Net cash provided from operating activities	231.8	232.4	209.2
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(171.4)	(180.3)	(135.0)
Acquisition of businesses, net of cash acquired	—	(79.0)	(13.3)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.2	0.4	1.9
Proceeds from insurance recovery	—	11.4	—
Proceeds from note receivable from sale of equity method investment	—	—	6.3
Proceeds from sales and maturities of marketable securities	—	2.9	0.7
Net cash used for investing activities	(171.2)	(244.6)	(139.4)
FINANCING ACTIVITIES
Credit agreement borrowings	351.1	163.9	—
Credit agreement repayments	(181.1)	(163.9)	—
Net change in short-term credit agreement borrowings	(19.7)	19.7	—
Dividends paid	(38.8)	(38.6)	(34.4)
Payments on long-term debt	—	—	(55.0)
Proceeds from stock options exercised	4.3	3.9	12.9
Withholding tax payments on share-based compensation awards	(8.0)	(4.4)	(2.4)
Net cash provided from (used for) financing activities	107.8	(19.4)	(78.9)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	2.4	(1.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	166.1	(29.2)	(10.1)
Cash and cash equivalents at beginning of year	27.0	56.2	66.3
Cash and cash equivalents at end of year	$193.1	$27.0	$56.2
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2020 and 2019

($ in millions, except share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$193.1	$27.0
Accounts receivable, net of allowance for doubtful accounts of $4.6 million and $3.7 million at June 30, 2020 and 2019, respectively	292.3	384.1
Inventories	724.3	787.7
Other current assets	56.6	37.4
Total current assets	1,266.3	1,236.2
Property, plant and equipment, net	1,351.1	1,366.2
Goodwill	290.4	326.4
Other intangibles, net	52.1	67.2
Deferred income taxes	4.9	4.2
Other assets	262.4	187.6
Total assets	$3,227.2	$3,187.8
LIABILITIES
Current liabilities:
Short-term credit agreement borrowings	$170.0	$19.7
Accounts payable	124.2	238.7
Accrued liabilities	157.9	157.6
Total current liabilities	452.1	416.0
Long-term debt	551.8	550.6
Accrued pension liabilities	399.5	371.2
Accrued postretirement benefits	137.4	122.1
Deferred income taxes	130.2	142.7
Other liabilities	110.5	65.1
Total liabilities	1,781.5	1,667.7

Contingencies and commitments (see Note 13)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 56,012,748 shares at June 30, 2020 and 55,808,743 shares at June 30, 2019; outstanding 47,850,468 shares at June 30, 2020 and 47,470,363 shares at June 30, 2019	280.1	279.0
Capital in excess of par value	321.4	320.4
Reinvested earnings	1,568.0	1,605.3
Common stock in treasury (8,162,280 shares and 8,338,380 shares at June 30, 2020 and 2019, respectively), at cost	(325.8)	(332.8)
Accumulated other comprehensive loss	(398.0)	(351.8)
Total stockholders' equity	1,445.7	1,520.1
Total liabilities and stockholders' equity	$3,227.2	$3,187.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2020, 2019 and 2018

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity

Balances at June 30, 2017	$276.7	$284.8	$1,321.8	$(341.6)	$(343.1)	$1,198.6
Net income			188.5			188.5
Pension and postretirement benefits gain, net of tax					78.6	78.6
Net gain on derivative instruments, net of tax					26.1	26.1
Foreign currency translation					(1.4)	(1.4)
Cash Dividends:
Common @ $0.72 per share			(34.4)			(34.4)
Share-based compensation plans		14.2		2.8		17.0
Stock options exercised	1.9	11.0				12.9
Balances at June 30, 2018	278.6	310.0	1,475.9	(338.8)	(239.8)	1,485.9
Cumulative adjustment upon adoption of ASU 2017-12			1.0		(1.0)	—
Net income			167.0			167.0
Pension and postretirement benefits loss, net of tax					(72.9)	(72.9)
Marketable securities gain, net of tax					0.3	0.3
Net loss on derivative instruments, net of tax					(37.6)	(37.6)
Foreign currency translation					(0.8)	(0.8)
Cash Dividends:
Common @ $0.80 per share			(38.6)			(38.6)
Share-based compensation plans		6.9		6.0		12.9
Stock options exercised	0.4	3.5				3.9
Balances at June 30, 2019	279.0	320.4	1,605.3	(332.8)	(351.8)	1,520.1
Net income			1.5			1.5
Pension and postretirement benefits loss, net of tax					(41.0)	(41.0)
Net gain on derivative instruments, net of tax					3.7	3.7
Foreign currency translation					(8.9)	(8.9)
Cash Dividends:
Common @ $0.80 per share			(38.8)			(38.8)
Share-based compensation plans	0.5	(2.7)		7.0		4.8
Stock options exercised	0.6	3.7				4.3
Balances at June 30, 2020	$280.1	$321.4	$1,568.0	$(325.8)	$(398.0)	$1,445.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2020, 2019 and 2018

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2017	55,349,658	(8,596,478)	46,753,180
Stock options exercised	362,571	—	362,571
Share-based compensation plans	—	75,993	75,993
Balances at June 30, 2018	55,712,229	(8,520,485)	47,191,744
Stock options exercised	96,514	—	96,514
Share-based compensation plans	—	182,105	182,105
Balances at June 30, 2019	55,808,743	(8,338,380)	47,470,363
Stock options exercised	117,049	—	117,049
Share-based compensation plans	86,956	176,100	263,056
Balances at June 30, 2020	56,012,748	(8,162,280)	47,850,468

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

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $25.8 million, $22.6 million and $26.5 million for the years ended June 30, 2020, 2019 and 2018, respectively, is recognized when performance obligations are satisfied under the terms of a customer order or contract. This is determined when title, ownership and risk of loss has transferred to the customer upon shipment or delivery of a product or when the service has been performed. These criteria are generally met upon shipment or delivery of the product based on the applicable shipping terms. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of income.

Research and Development

Research and development expenditures, which amounted to $28.0 million, $23.3 million and $19.3 million in fiscal years 2020, 2019 and 2018, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of income. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost for inventories is principally determined by the LIFO method. The Company also uses the FIFO and average cost methods. As of June 30, 2020 and 2019, $136.3 million and $173.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

Property, Plant and Equipment and Depreciation

Fixed assets are stated at historical cost, with the exception of assets acquired through acquisitions, which are recorded at fair value, less accumulated depreciation. Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are generally included in cost of goods sold in the consolidated statements of income.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computer Software and Amortization

Computer software is included in other assets on the consolidated balance sheets and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives ranging from 3 to 12 years. Amortization expense charged to operations related to capitalized software amounted to $5.3 million, $6.1 million and $5.1 million for the years ended June 30, 2020, 2019 and 2018, respectively. The carrying value of computer software net of accumulated amortization at June 30, 2020 and 2019 was $147.0 million and $123.8 million, respectively.

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

Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a discounted cash flow technique for the Additive reporting unit. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and remaining three PEP segment reporting units.

The discounted cash flow technique requires the use of cash flow forecasts. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The market multiples valuation technique includes significant judgment in the determination of the market multiples. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Intangible assets

The costs of intangible assets, consisting principally of trademarks, trade names, non-compete arrangements, technology, patents and customer relationships are amortized on a straight-line basis over the estimated useful lives ranging from 5 to 30 years.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, equipment and intangible assets, subject to amortization are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows. The Company determined that the impacts caused by COVID-19 represented a significant change in circumstances and as a result reviewed the long-lived assets for impairment as of June 30, 2020. As a result of this impairment analysis, no impairment was identified.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Determination of whether a contract is or contains a lease at contract inception is based on the presence of identified assets and the right to obtain substantially all of the economic benefit from or to direct the use of such assets. When it is determined a lease exists, a ROU asset and corresponding lease liability are recorded on the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the obligation to make lease payments arising from the lease. On the lease commencement date, the Company measures and records a ROU asset and lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, an incremental borrowing rate). Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease contracts with a term of 12 months or less are not recorded in the consolidated balance sheets. Fixed lease expense is recognized for operating leases on a straight-line basis over the lease term. Lease agreements with lease and non-lease components, are accounted for as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability.

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2020 and 2019. The liabilities, net of present value discount, for this former operating site were $11.2 million and $11.0 million, as of June 30, 2020 and 2019, respectively.

Derivative Financial Instruments

All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or other comprehensive income (loss). The Company enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments or assets and liabilities denominated in foreign currencies. In addition, the Company utilizes interest rate swaps to convert fixed rate debt to floating rate debt.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2020, 2019 and 2018, one customer, Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent, 11 percent and 12 percent, respectively, of total net sales. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2020. Approximately 12 percent of the accounts receivable outstanding at June 30, 2019 was due from one customer, Howmet Aerospace Inc.

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

The global spread of the COVID-19 pandemic has created significant economic volatility, uncertainty and disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial position will depend on numerous evolving factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers’ demand for our goods and services and our vendors ability to supply us with raw materials; the impact of providing a safe working environment to our employees, our ability to sell and provide our goods and services, which may be limited as a result of travel restrictions and people working from home; the ability of our customers to pay for our goods and services; and any closures of our offices and facilities and our customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

The Company has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to the Company at this time. As additional information becomes available, the future assessment of these estimates, including expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially adversely affect the consolidated financial statements in future reporting periods.

2.     Restructuring Charges and Asset Impairment Charges

For fiscal year 2020, restructuring and asset impairment charges were $68.5 million. There were no restructuring and asset impairment charges for fiscal years 2019 or 2018.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the prolonged weakness in oil and gas drilling and exploration activities and the impact this weakness had on certain reporting units in the PEP segment, the Company approved a plan to exit the Amega West oil and gas business. As a result the Company recognized restructuring charges of $31.1 million. This includes non-cash impairment pre-tax charges of $26.8 million on certain long-lived assets, $21.2 million related to property, plant and equipment and $5.6 million associated with certain definite lived intangible assets during the year ended June 30, 2020. The Company also recognized $4.3 million for facility shut-down costs and various personnel-related costs for severance payments, medical coverage and related items.

The Company recorded a pre-tax charge of $20.7 million during the year ended June 30, 2020 to reflect site closure costs for two domestic powder facilities in the PEP segment consisting of non-cash adjustments of property, plant and equipment and other assets.

During the year ended June 30, 2020, the Company implemented a restructuring plan aimed at reducing fixed costs by eliminating 20 percent of global salaried positions across all business segments. In connection with this restructuring plan and other cost saving actions, the Company recorded a pre-tax charge of $8.4 million during the year ended June 30, 2020 consisting primarily of various personnel-related costs for severance payments, medical coverage and related items. Of this charge, $3.5 million will be paid from the Company’s qualified pension plan in fiscal year 2021, $0.9 million was recorded as non-cash forfeiture income related to share-based compensation in fiscal year 2020. The remaining balance will be paid by the Company in fiscal year 2021.

The Company recorded a pre-tax charge of $8.3 million during the year ended June 30, 2020 to reflect a non-cash write-down of software related to costs for an enterprise resource system that will not be implemented at a particular business unit.

Activity for restructuring and asset impairment charges at June 30, 2020 was as follows:

June 30,
($ in millions)	2020
Restructuring charges and asset impairment charges	68.5
Non-cash asset impairment charges	(56.4)
Payments to be made from qualified pension plan associated with restructuring charges	(3.5)
Other items, net of cash payments	0.9
Reserve balance end of year	$9.5

3.    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842) which replaces the existing guidance in ASC 840, Leases. The standard improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2016-02 in the first quarter of fiscal year 2020 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets. The Company’s ROU assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. Upon adoption of the new lease guidance, the Company recorded a ROU asset and lease liability on the consolidated balance sheet for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. The adoption of the standard had no impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flows. There was no cumulative effect of adopting the standard at the date of initial application in reinvested earnings.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases. The Company has elected the practical expedient to not separate lease components from nonlease components for all asset classes. The Company will recognize lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company also made a policy election to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. The Company has expanded the disclosure of operating leases included in Note 14.

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

Recently Issued Accounting Pronouncements - Pending Adoption.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $12.3 million and $10.5 million at June 30, 2020 and 2019, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations and Performance Engineered Products. Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company’s overall revenues by end-use markets and geography for years ended June 30, 2020, 2019 and 2018 were as follows:

End-Use Market Data	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,
($ in millions)	2020	2019	2018
Aerospace and Defense	$1,313.7	$1,327.9	$1,182.3
Medical	197.0	205.0	175.3
Transportation	132.1	157.7	157.0
Energy	135.4	181.7	146.5
Industrial and Consumer	296.0	371.5	364.9
Distribution	106.9	136.4	131.7
Total net sales	$2,181.1	$2,380.2	$2,157.7

Geographic Data	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,
($ in millions)	2020	2019	2018
United States	$1,393.4	$1,606.7	$1,429.4
Europe	387.4	387.2	383.0
Asia Pacific	237.5	196.3	174.8
Mexico	67.0	81.6	61.7
Canada	54.2	67.8	65.7
Other	41.6	40.6	43.1
Total net sales	$2,181.1	$2,380.2	$2,157.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.                                      Acquisitions

On October 22, 2018, the Company acquired all the outstanding shares of LPW Technology Ltd. (“LPW”), for a cash purchase price of $79.0 million, net of cash acquired. The acquisition combines LPW’s metal powder lifecycle management technology and processes with the Company's technical expertise in producing highly engineered metal powders and additively manufactured components. The purchase price allocation was completed in the fourth quarter of fiscal year 2019 and resulted in the purchase price being allocated to: $2.1 million of accounts receivable, $4.5 million of inventory, $0.5 million of other current assets, $11.9 million of property, plant and equipment, $11.4 million of identifiable intangible assets, $59.0 million of goodwill, $4.4 million of accounts payable, $2.5 million of current liabilities and $3.5 million of other liabilities. The goodwill represented the benefits the Company expects to realize from LPW's metal powder lifecycle management technology and processes combined with the Company's technical expertise in producing highly engineered metal powders and additively manufactured components.

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
6.                                      Earnings per Common Share

The calculations of basic and diluted earnings per common share for the years ended June 30, 2020, 2019 and 2018 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2020	2019	2018
Net income	$1.5	$167.0	$188.5
Less: earnings and dividends allocated to participating securities	(0.4)	(1.9)	(1.7)

Earnings available for common shareholders used in calculation of basic earnings per share	$1.1	$165.1	$186.8

Weighted average number of common shares outstanding, basic	48.1	47.7	47.2

Basic earnings per common share	$0.02	$3.46	$3.96

Net income	$1.5	$167.0	$188.5
Less: earnings and dividends allocated to participating securities	(0.4)	(1.9)	(1.7)

Earnings available for common shareholders used in calculation of diluted earnings per share	$1.1	$165.1	$186.8

Weighted average number of common shares outstanding, basic	48.1	47.7	47.2
Effect of shares issuable under share-based compensation plans	0.1	0.4	0.4

Weighted average number of common shares outstanding, diluted	48.2	48.1	47.6

Diluted earnings per common share	$0.02	$3.43	$3.92

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2020	2019	2018
Stock options	1.3	0.7	0.7

7.                                      Inventories

Inventories consisted of the following components at June 30, 2020 and 2019:

	June 30,
($ in millions)	2020	2019
Raw materials and supplies	$217.6	$169.8
Work in process	312.3	425.7
Finished and purchased products	194.4	192.2
Total inventory	$724.3	$787.7

If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $134.5 million and $178.4 million higher as of June 30, 2020 and 2019, respectively. Current cost of LIFO-valued inventories was $722.5 million at June 30, 2020 and $793.0 million at June 30, 2019. The reductions in LIFO-valued inventories decreased cost of sales by $1.8 million during fiscal year 2020 and $0.0 million during fiscal year 2019 and $0.6 million during fiscal year 2018.

During the fourth quarter of fiscal year 2020, the Company recorded a $29.3 million inventory adjustment related to certain reporting units in the PEP segment due to targeted cost reduction actions including exiting the oil and gas business and the closure of two domestic powder facilities.

8.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following components at June 30, 2020 and 2019:

	June 30,
($ in millions)	2020	2019
Land	$35.1	$35.6
Buildings and building equipment	538.5	512.9
Machinery and equipment	2,226.4	2,183.6
Construction in progress	124.7	150.7
Total at cost	2,924.7	2,882.8
Less: accumulated depreciation	1,573.6	1,516.6
Total property, plant, and equipment	$1,351.1	$1,366.2

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of targeted cost reduction activities, as further described in Note 2, the Company approved a plan to exit the oil and gas business and closed two powder facilities in the PEP segment. As a result, the Company recorded an impairment charge related to property, plant and equipment of $31.4 million during fiscal year 2020.

Depreciation for the years ended June 30, 2020, 2019 and 2018 was $111.0 million, $108.1 million and $104.7 million, respectively.
9.                                      Goodwill and Other Intangible Assets, Net

Goodwill

As of June 30, 2020, the Company had five reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit is tested at the SAO segment level and represents approximately 67 percent of total goodwill. All other goodwill is associated with the PEP segment, which includes four reporting units with goodwill recorded. The fair value is estimated using a discounted cash flow technique for the Additive reporting unit. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and remaining three PEP segment reporting units.

The Company conducts goodwill impairment testing at least annually as of June 30, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. The Company has experienced slower than expected growth in the additive manufacturing industry with the effects being further compounded by the COVID-19 pandemic. Given current market conditions, the speed of growth in the future projections for the Company's Additive reporting unit were lowered. The Company determined the goodwill associated with this reporting unit was impaired and recorded an impairment charge of $34.6 million during the fiscal year ended June 30, 2020.

As of June 30, 2020, the carrying value of the Additive reporting unit was greater than the fair value by approximately 24.1 percent. The goodwill recorded as of June 30, 2020, after the impairment charge, related to the Additive reporting unit was $45.6 million. For purposes of the discounted cash flow analysis for Additive’s fair value, the Company used a weighted average cost of capital of 17 percent and a terminal growth rate assumption of 3 percent. If the fair value of this reporting unit had been hypothetically reduced by 5 percent at June 30, 2020, the Additive reporting unit would have a carrying value in excess of fair value of approximately $5.4 million.

As of June 30, 2020, the fair value of the SAO reporting unit exceeded the carrying value by approximately 4.5 percent. The goodwill recorded related to the SAO reporting unit as of June 30, 2020 was $195.5 million. For purposes of the discounted cash flow analysis for SAO’s fair value, the Company used a weighted average cost of capital of 10.5 percent and a terminal growth rate assumption of 3 percent. If the fair value of this reporting unit had been hypothetically reduced by 5 percent at June 30, 2020, the SAO reporting unit would have a fair value that approximates net book value.

The fair values of the remaining PEP segment reporting units exceeded their carrying values, in each case, by 10 percent or more and the Company has determined there was no goodwill impairment for the other reporting units for the years ended June 30, 2020 and 2019. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, the Company will continue to evaluate the impact on the reporting units as adverse changes to these assumptions could result in future impairments.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by reportable segment for fiscal years 2020 and 2019 were as follows:

($ in millions)	June 30, 2018	Acquisition	June 30, 2019	Impairment	Other	June 30, 2020
Goodwill	$315.9	$57.7	$373.6	$—	$(1.4)	$372.2
Accumulated impairment losses	(47.2)	—	(47.2)	(34.6)	—	(81.8)
Total goodwill	$268.7	$57.7	$326.4	$(34.6)	$(1.4)	$290.4

Specialty Alloys Operations	$195.5	$—	$195.5	$—	$—	$195.5
Performance Engineered Products	73.2	57.7	130.9	(34.6)	(1.4)	94.9
Total goodwill	$268.7	$57.7	$326.4	$(34.6)	$(1.4)	$290.4

Other Intangible Assets, Net

		June 30, 2020				June 30, 2019
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	15 - 30	$33.5	$(25.4)	$(1.5)	6.6	$33.5	$(24.3)	$9.2
Customer relationships	10 - 15	76.9	(41.2)	(1.2)	34.5	76.9	(36.0)	40.9
Non-compete agreements	5	0.2	(0.1)	(0.1)	—	0.2	(0.1)	0.1
Technology	15	7.3	(1.5)	(4.5)	1.3	7.3	(1.0)	6.3
Patents	14 - 20	11.4	(1.7)	—	9.7	11.4	(0.7)	10.7
Total		$129.3	$(69.9)	$(7.3)	$52.1	$129.3	$(62.1)	$67.2

The Company recorded $8.3 million of amortization expense related to intangible assets during fiscal year 2020, $7.3 million during fiscal year 2019 and $6.8 million during fiscal year 2018. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $6.8 million in fiscal years 2021, 2022, 2023, 2024 and 2025.

As a result of targeted cost reduction activities, the Company approved a plan to exit the oil and gas business and closed two powder facilities in the PEP segment. As a result, the Company recorded an impairment charge of $7.3 million related to definite lived intangible assets during fiscal year 2020. There is no remaining carrying value for these assets as of June 30, 2020.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2020 and 2019:

	June 30,
($ in millions)	2020	2019
Accrued compensation and benefits	$50.4	$71.2
Accrued pension liabilities	20.2	3.4
Accrued postretirement benefits	14.0	14.7
Deferred revenue	12.3	10.5
Short-term lease expense	11.5	—
Derivative financial instruments	11.1	16.7
Accrued interest expense	10.4	10.4
Accrued income taxes	1.0	4.2
Other	27.0	26.5
Total accrued liabilities	$157.9	$157.6

11.    Debt

On March 31, 2017, the Company entered into a $400.0 million syndicated credit facility (“Credit Agreement”) that extends to March 2022. Interest on the borrowings under the Credit Agreement accrue at variable rates, based upon LIBOR or a defined “Base Rate,” both determined based upon the rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to LIBOR ranges from 1.00% to 1.75% (1.25% as of June 30, 2020), and for Base Rate-determined loans, from 0.00% to 0.75% (0.25% as of June 30, 2020). The Company also pays a quarterly commitment fee ranging from 0.125% to 0.400% (0.20% as of June 30, 2020), determined based upon the Debt Rating, of the unused portion of the $400.0 million commitment under the Credit Agreement. In addition, the Company must pay certain letter of credit fees, ranging from 1.00% to 1.75% (1.50% as of June 30, 2020), with respect to letters of credit issued under the Credit Agreement. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2020, the Company had $6.0 million of issued letters of credit under the Credit Agreement and $170.0 million of short-term borrowings, with the balance of $224.0 million available to the Company. As of June 30, 2020, the borrowing rate for the Credit Agreement was 1.43%.

The Company is subject to certain financial and restrictive covenants under the Credit Agreement, which, among other things, require the maintenance of a minimum interest coverage ratio of 3.50 to 1.00. The interest coverage ratio is defined in the Credit Agreement as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The Credit Agreement also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Agreement as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. As of June 30, 2020, the Company was in compliance with all of the covenants of the Credit Agreement.

Long-term debt outstanding as of June 30, 2020 and 2019 consisted of the following:

	June 30,
($ in millions)	2020	2019
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at June 30, 2020 and 2019)	$252.3	$251.2
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at June 30, 2020 and 2019)	299.5	299.4
Total	551.8	550.6
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$551.8	$550.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt for the five fiscal years subsequent to June 30, 2020, are $0.0 million in 2021, $250.0 million in 2022, $300.0 million in 2023 and $0.0 million in 2024 and 2025.

For the years ended June 30, 2020, 2019 and 2018, interest costs totaled $28.8 million, $31.1 million and $31.1 million, respectively, of which $9.0 million, $5.1 million and $2.8 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

12.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company made minimum required contributions of $6.5 million and $5.5 million during fiscal years 2020 and 2019, respectively, to its qualified defined benefit pension plans.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association (“VEBA”) Trust. During fiscal years 2020 and 2019, the Company funded benefit payments using assets in the VEBA Trust.
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2020	2019	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,339.3	$1,264.5	$255.8	$241.5
Service cost	9.9	9.2	2.6	2.3
Interest cost	46.9	53.0	9.0	10.1
Benefits paid	(80.6)	(88.7)	(12.6)	(12.6)
Actuarial loss	71.1	101.3	9.4	14.5
Plan settlements	(47.1)	—	—	—
Special termination benefits	3.6	—	—	—
Projected benefit obligation at end of year	1,343.1	1,339.3	264.2	255.8
Change in plan assets:
Fair value of plan assets at beginning of year	964.7	972.5	119.0	117.9
Actual return	76.2	72.2	2.9	10.5
Benefits paid	(80.9)	(88.7)	(12.4)	(12.6)
Contributions	9.9	8.7	3.3	3.2
Plan settlements	(46.5)	—	—	—
Fair value of plan assets at end of year	923.4	964.7	112.8	119.0
Funded status of the plans	$(419.7)	$(374.6)	$(151.4)	$(136.8)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities - current	(20.2)	(3.4)	(14.0)	(14.7)
Accrued pension liabilities - noncurrent	(399.5)	(371.2)	—	—
Accrued postretirement benefits - noncurrent	—	—	(137.4)	(122.1)
	$(419.7)	$(374.6)	$(151.4)	$(136.8)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans
($ in millions)	2020	2019	2020	2019
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$487.2	$445.7	$53.3	$42.3
Prior service cost (credit)	12.0	14.1	(14.0)	(17.9)
Total	$499.2	$459.8	$39.3	$24.4
Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of:
Net actuarial loss	$56.9	$94.1	$13.5	$10.9
Amortization of net loss	(15.5)	(10.4)	(2.5)	(1.6)
Amortization of prior service (cost) benefit	(2.1)	(2.1)	3.9	5.2
Total, before tax effect	$39.3	$81.6	$14.9	$14.5
Additional information:
Accumulated benefit obligation for all pension plans	$1,335.2	$1,331.6	N/A	N/A

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2020 and 2019:

	Pension Plans		Other Postretirement Plans
($ in millions)	2020	2019	2020	2019
Projected benefit obligation	$1,343.0	$1,339.3	$264.2	$255.9
Fair value of plan assets	$923.3	$964.7	$112.8	$119.0

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2020 and 2019:

	Pension Plans		Other Postretirement Plans
($ in millions)	2020	2019	2020	2019
Accumulated benefit obligation	$1,335.1	$1,331.5	$264.2	$255.9
Fair value of plan assets	$923.3	$964.7	$112.8	$119.0

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the years ended June 30, 2020, 2019 and 2018 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2020	2019	2018	2020	2019	2018
Service cost	$9.9	$9.2	$9.5	$2.6	$2.3	$2.6
Interest cost	46.9	53.0	52.1	9.0	10.1	9.5
Expected return on plan assets	(62.2)	(64.9)	(65.9)	(7.1)	(7.0)	(6.9)
Amortization of net loss	15.5	10.4	13.5	2.5	1.6	2.9
Amortization of prior service cost (benefit)	2.1	2.1	2.1	(3.9)	(5.2)	(5.2)
Net periodic benefit costs	$12.2	$9.8	$11.3	$3.1	$1.8	$2.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The service cost component of the Company’s net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs and (benefits), is presented in "Other Income (Expense), Net". See Note 19 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2020	2019	2020	2019
Discount rate	3.02%	3.61%	3.00%	3.60%
Rate of compensation increase	3.31%	3.39%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
	Pension Plans			Other Postretirement Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.61%	4.32%	3.92%	3.60%	4.32%	3.89%
Expected long-term rate of return on plan assets	6.68%	6.88%	6.87%	6.25%	6.25%	6.25%
Long-term rate of compensation increase	3.31%	3.39%	3.44%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2020	2019
Assumed health care cost trend rate	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025

Assumed health care cost trend rates have an effect on the amounts reported for other postretirement benefits. A one percentage point increase in the assumed health care cost trend rate would increase service and interest cost by $0.1 million and increase the postretirement benefit obligation by $2.5 million. A one percentage point decrease in the assumed health care cost trend rate would decrease service and interest cost by $0.1 million and decrease the postretirement benefit obligation by $2.2 million.

Amounts in other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2021 are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (benefit)	$2.1	$(3.9)	$(1.8)
Amortization of net actuarial loss	17.3	3.6	20.9
Amortization of accumulated other comprehensive loss (gain)	$19.4	$(0.3)	$19.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s U.S. pension plans’ weighted-average asset allocations at June 30, 2020 and 2019, by asset category are as follows:

	2020	2019
Equity securities	55.8%	53.7%
Fixed income securities	44.2	46.3
Total	100.0%	100.0%

The Company’s policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company’s Retirement Plan Committee.

Based on the current funding level, the allocation policy for the Company’s largest pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets. Return seeking assets include domestic and international equities and diversified loan funds. Liability matching assets include long duration bond funds. As the funding level of the plan improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy. The assets related to the Company’s other postretirement benefit plans were invested in approximately 76 percent U.S. equities and 24 percent short term investments as of June 30, 2020. Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan’s asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company’s pension plan assets as of June 30, 2020 and 2019, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2020
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$—	$6.6	$—	$6.6
Domestic and international equities	125.9	—	—	125.9
Commingled funds	—	—	378.8	378.8
Limited partnerships	—	—	45.6	45.6
Government agency bonds	7.5	179.9	—	187.4
Corporate bonds	—	176.1	—	176.1
Mutual funds	1.6	—	—	1.6
Mortgage/asset backed securities and other	—	1.4	—	1.4
	$135.0	$364.0	$424.4	$923.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the Company’s other postretirement benefit plans as of June 30, 2020 and 2019, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2020
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$85.5	$85.5
Short-term investments	—	27.1	—	27.1
Government agency bonds	—	0.2	—	0.2
	$—	$27.3	$85.5	$112.8

	June 30, 2019
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$83.7	$83.7
Short-term investments	—	27.1	—	27.1
Government agency bonds	—	4.8	—	4.8
Corporate bonds and other	—	3.4	—	3.4
	$—	$35.3	$83.7	$119.0

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows — Employer Contributions

The Company made contributions to the qualified U.S. pension plans of $6.5 million, $5.5 million and $6.7 million during fiscal years 2020, 2019 and 2018, respectively. The Company currently expects to make $19.3 million in required cash pension contributions to the qualified defined benefit pension plans during fiscal year 2021. During the years ended June 30, 2020, 2019 and 2018, the Company made contributions of $3.3 million, $3.2 million and $3.3 million to other non-qualified pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension benefits are currently paid from plan assets and other benefits are currently paid from both corporate assets and the VEBA trust.

($ in millions)	Pension Benefits	Other Benefits
2021	$79.7	$14.0
2022	$78.9	$14.6
2023	$78.9	$14.6
2024	$78.4	$14.7
2025	$77.7	$14.6
2026-2030	$373.4	$70.6

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $25.3 million in fiscal year 2020, $24.8 million in fiscal year 2019 and $22.6 million in fiscal year 2018.

13.    Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. For fiscal year 2020 the Company decreased the liability for a company-owned former operating site by $0.1 million. During fiscal years 2019 and 2018,  the Company had no change to the liability for a company-owned former operating site. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2020 and 2019 were $16.0 million and $16.1 million, respectively.

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2020 were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $485.4 million as of June 30, 2020. Of this amount $301.0 million relates to fiscal year 2021, $174.6 million to fiscal year 2022, $8.7 million to fiscal year 2023, $0.7 million to fiscal year 2024 and $0.4 million to fiscal year 2025.

14.                               Leases

As a result of adoption of ASU 2016-02, Leases, the Company recorded ROU assets and operating lease liabilities, each in the amount of $53.4 million, on the consolidated balance sheet as of July 1, 2019 for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles, and computer equipment. On the lease commencement date, the Company measures and records a ROU asset and lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the Company’s incremental borrowing rate). Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets.

The Company elected the practical expedient to not separate lease components from nonlease components for all asset classes. The Company recognizes lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability. The leases have remaining terms of one to seventeen years.

Operating lease cost was $14.8 million, $16.1 million and $13.4 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. The following table sets forth the components of the Company’s lease cost for the twelve months ended June 30, 2020:

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended June 30,
($ in millions)	2020
Operating lease cost	$14.4
Variable lease cost	0.4
Total lease cost	$14.8

Operating cash flow payments from operating leases	$14.2
Non-cash ROU assets obtained in exchange for lease obligations	$19.4
Weighted-average remaining lease term - operating leases	8.1 years
Weighted-average discount rate - operating leases	3.9%

The following table sets forth the Company’s ROU assets and lease liabilities at June 30, 2020:

($ in millions)	June 30, 2020
Operating lease assets:
Other assets	$52.0
Operating lease liabilities:
Other accrued liabilities	$11.5
Other liabilities	50.3
Total operating lease liabilities	$61.8

Minimum lease payments for operating leases expiring subsequent to June 30, 2020 are as follows:

($ in millions)	June 30, 2020
2021	$13.6
2022	11.7
2023	10.0
2024	7.9
2025	5.1
Thereafter	25.5
Total future minimum lease payments	73.8
Less imputed interest	(12.0)
Total	$61.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The below table as of June 30, 2019 is carried forward, including certain amounts that were historically included in the table as a result of the historical lease term conclusions but were not included in the initial ROU asset and lease liability measurement at adoption. Minimum lease payments for operating leases under ASC 840 expiring subsequent to June 30, 2019 were as follows:

($ in millions)	June 30, 2019
2020	$12.7
2021	10.4
2022	8.3
2023	6.6
2024	5.0
Thereafter	23.5
Total future minimum lease payments	$66.5

15.                               Fair Value Measurements

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2020	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$10.1	$10.1
Liabilities:
Derivative financial instruments	$17.9	$17.9

June 30, 2019	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	12.5	12.5
Liabilities:
Derivative financial instruments	$28.0	$28.0

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2020		June 30, 2019
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$551.8	$551.1	$550.6	$560.6
Company-owned life insurance	$18.9	$18.9	$17.9	$17.9

The fair values of long-term debt as of June 30, 2020 and June 30, 2019 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

For purposes of performing Step 1 of goodwill impairment testing, the Company uses certain nonrecurring fair value measurements using significant unobservable inputs (Level 3). Fair value for the Additive reporting unit is based on an income approach only because this is a developing market and there are no reliable external market multiples. Fair value of all other reporting units for purposes of the goodwill impairment test is based on a weighting of an income approach and a market approach. Under the income approach, fair value is determined based on a discounted cash flow technique that uses estimates of cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. Under the market approach, a market-based value is derived by relating multiples for earnings and cash flow measures for a group of comparable public companies to the same measure for each reporting unit to estimate fair value. The assumptions used by the Company to determine fair value of the reporting units are similar to those that would be used by market participants performing valuations.

16.                               Share-Based Compensation

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

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $10.9 million, $17.6 million and $17.6 million for the years ended June 30, 2020, 2019 and 2018, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2020, 2,991,773 shares were available for awards which may be granted under this plan.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Director’s Plan

The Director’s Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2020, 464,921 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company’s common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2020, 2019 and 2018 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2020	2019	2018
Expected volatility	39%	36%	35%
Dividend yield	1.4%	1.3%	1.8%
Risk-free interest rate	1.8%	2.8%	1.8%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2017	2,392,428	$42.27
Granted	252,545	$41.27
Exercised	(362,571)	$35.70
Forfeited	(25,915)	$45.27
Expired	(33,226)	$63.12
Outstanding at June 30, 2018	2,223,261	$42.88
Granted	124,977	$57.92
Exercised	(96,514)	$39.93
Forfeited	(125,435)	$40.17
Outstanding at June 30, 2019	2,126,289	$44.06
Granted	167,926	$44.75
Exercised	(117,049)	$36.37
Forfeited	(27,017)	$46.62
Expired	(608)	$30.69
Outstanding at June 30, 2020	2,149,541	$44.50	5.5 years	$—

Exercisable at June 30, 2020	1,888,639	$44.19	5.0 years	$—

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
$30.01 - $40.00	860,528	5.8	$38.51	860,528	$38.51
$40.01 - $50.00	617,005	6.3	$42.74	409,653	$42.29
$50.01 - $59.53	672,008	4.2	$53.80	618,458	$53.36
	2,149,541		$44.50	1,888,639	$44.19

The weighted average grant date fair value of options awarded during fiscal years 2020, 2019 and 2018 was $13.57, $18.35 and $11.65, respectively. Share-based compensation charged against income related to stock options for the years ended June 30, 2020, 2019 and 2018 was $2.1 million, $3.6 million and $5.0 million, respectively. As of June 30, 2020, $1.1 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 1.3 years.

Of the options outstanding at June 30, 2020, 1,935,344 relate to the Omnibus Plan and 214,197 relate to the Directors’ Plan.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts charged to compensation expense for restricted stock unit awards were $8.1 million, $9.8 million and $8.8 million for the years ended June 30, 2020, 2019 and 2018, respectively. As of June 30, 2020, $4.3 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.4 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Balance at June 30, 2017	392,477	$37.47
Time-based granted	138,718	$41.49
Performance-based granted	124,432	$50.99
Vested	(62,215)	$35.35
Forfeited	(21,384)	$39.48
Restricted Balance at June 30, 2018	572,028	$41.54
Time-based granted	132,421	$57.92
Vested	(175,554)	$38.39
Forfeited	(54,560)	$41.62
Restricted Balance at June 30, 2019	474,335	$44.66
Time-based granted	191,755	$44.19
Vested	(291,443)	$42.26
Forfeited	(50,229)	$46.08
Restricted Balance at June 30, 2020	324,418	$45.99

The Company granted performance-based awards in fiscal year 2020 and 2019 within the Omnibus Plan. The awards are granted at a target number of shares. These awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. These shares typically vest on the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. In fiscal year 2020 a benefit of $1.4 million was recognized for these awards due to reversals for attainment based on performance. Compensation costs related to these awards granted in fiscal year 2019 was $1.4 million.

Total Stockholder Return Awards

The Company granted Total Stockholder Return (“TSR”) awards in fiscal year 2018. The TSR awards are granted at a target number of shares. The TSR awards are earned based on the Company’s total stockholder return compared to the total stockholder returns of the Russell RSCC Materials & Processing Growth Index at the end of a three-year period. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost related to TSR awards recognized in fiscal years 2020, 2019 and 2018 was $0.9 million, $1.7 million and $2.8 million, respectively.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	338,553	$42.47
Granted	21,813	$49.14
Distributed	(35,489)	$35.22
Dividend equivalents	4,869	$—
Outstanding at June 30, 2018	329,746	$33.05
Granted	21,158	$56.00
Distributed	(32,352)	$39.01
Dividend equivalents	6,003	$—
Outstanding at June 30, 2019	324,555	$35.25
Granted	23,002	$48.72
Distributed	(32,779)	$33.03
Dividend equivalents	8,381	$—
Outstanding at June 30, 2020	323,159	$36.25

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year and amounted to $1.2 million, $1.1 million and $1.0 million for the years ended June 30, 2020, 2019 and 2018, respectively. As of June 30, 2020, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.
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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2020, the Company had forward contracts to purchase 12.3 million pounds of certain raw materials with settlement dates through December 2023.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For the years ended June 30, 2020, 2019 and 2018 net gains of $0.3 million, $0.3 million, $0.3 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2020, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of income. As of June 30, 2020 and 2019, the total notional amount of floating interest rate contracts was $150.0 million and $150.0 million, respectively. For the years ended June 30, 2020, 2019 and 2018, net gains of $1.4 million were recorded as a reduction to interest expense, net losses of $0.2 million were recorded as an increase to interest expense and net gains $0.4 million were recorded as a reduction interest expense, respectively.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2020 and 2019:

June 30, 2020 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$0.2	$2.2	$3.6
Other assets	2.8	0.6	3.1	6.5
Total asset derivatives	$4.0	$0.8	$5.3	$10.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$11.1	$11.1
Other liabilities	—	—	6.8	6.8
Total liability derivatives	$—	$—	$17.9	$17.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.3	$0.6	$3.8	$4.7
Other assets	1.6	0.2	6.0	7.8
Total asset derivatives	$1.9	$0.8	$9.8	$12.5
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$16.7	$16.7
Other liabilities	—	—	11.3	11.3
Total liability derivatives	$—	$—	$28.0	$28.0

Substantially all of the Company’s derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $11.9 million and total liability derivatives would have been $19.7 million as of June 30, 2020.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2020 the Company had no cash collateral held by counterparties.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the years ended June 30, 2020, 2019 and 2018:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2020	2019	2018
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(16.9)	$45.4	$41.4
Foreign exchange contracts	(0.7)	(0.9)	(0.4)
Total	$(17.6)	$44.5	$41.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of Gain (Loss) Reclassified from AOCI into Income	2020	2019	2018
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$11.5	$5.1	$3.8
Foreign exchange contracts	Net sales	0.8	1.0	(1.0)
Forward interest rate swaps	Interest expense	0.4	0.4	0.4
Total		$12.7	$6.5	$3.2

The following is a summary of total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded during the years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020			Year Ended June 30, 2019
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$2,181.1	$1,822.4	$19.8	$2,380.2	$1,935.4	$26.0

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	—	11.5	—	—	5.1	—
Foreign currency forward contracts
Amount of gain reclassified from AOCI to income	0.8	—	—	1.0	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.4	—	—	0.4
(Loss) Gain on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	(1.4)	—	—	0.2
Derivatives designated as hedging instruments	—	—	1.4	—	—	(0.2)
Total gain	$0.8	$11.5	$0.4	$1.0	$5.1	$0.4

The Company estimates that $5.6 million of net derivative losses included in AOCI as of June 30, 2020 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2020.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, and June 30, 2019, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value loss (gain) in the carrying amount of the hedged liabilities
	June 30,		June 30,
($ in millions)	2020	2019	2020	2019
Line item in the consolidated balance sheets in which the hedged item is included:
Long-Term Debt	$152.8	$151.6	$2.8	$1.6

The changes in AOCI associated with derivative hedging activities during the years ended June 30, 2020, 2019 and 2018 were as follows:

	Years Ended June 30,
($ in millions)	2020	2019	2018
Balance, beginning	$(14.8)	$23.8	$(2.3)
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	—	(1.0)	—
Current period changes in fair value, net of tax	13.3	(32.7)	26.9
Reclassification to earnings, net of tax	(9.6)	(4.9)	(0.8)
Balance, ending	$(11.1)	$(14.8)	$23.8

18.    Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2020	2019	2018
Domestic	$20.9	$204.2	$140.3
Foreign	(14.8)	11.8	19.9
Income before income taxes	$6.1	$216.0	$160.2

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2020	2019	2018
Current:
Federal	$1.3	$23.2	$22.6
State	1.8	4.4	3.5
Foreign	1.9	4.9	6.7
Total current	5.0	32.5	32.8
Deferred:
Federal	(1.8)	13.1	(66.0)
State	0.3	3.6	4.8
Foreign	1.1	(0.2)	0.1
Total deferred	(0.4)	16.5	(61.1)
Total income tax expense (benefit)	$4.6	$49.0	$(28.3)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company’s effective income tax rates:

	Years Ended June 30,
(% of pre-tax income)	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	28.1%
State income taxes, net of federal tax benefit	2.1	3.0	2.6
Foreign tax rate differential	24.4	0.7	(0.1)
Domestic manufacturing deduction	—	—	(1.5)
Research and development tax credit	(63.2)	(1.1)	(1.4)
Adjustments of prior years' income taxes	45.5	(0.2)	0.2
Remeasurement of U.S. deferred taxes	—	0.1	(49.3)
Transition tax on foreign earnings	—	(0.1)	3.1
Non-deductible goodwill impairment	32.5	—	—
Non-taxable income	(1.2)	(0.1)	(0.3)
Non-deductible expenses	24.9	1.0	0.6
Share-based compensation	(2.3)	(0.5)	(0.4)
Changes in valuation allowances	(6.4)	0.2	0.8
Law changes	(1.3)	(0.7)	0.1
Other, net	(0.6)	(0.6)	(0.2)
Effective income tax rate	75.4%	22.7%	(17.7)%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2020, the Company had net operating loss carryforwards of $4.1 million and $1.5 million in the United Kingdom and Singapore, respectively. These losses have an indefinite carryforward period. However, realization of these future tax benefits is expected to be limited to approximately $2.3 million in the United Kingdom and $0.0 million in Singapore. The company also had state net operating loss carryforwards of $292.5 million expiring between fiscal years 2021 and 2040. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that, under current law, is likely to limit future tax benefits to approximately $3.1 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Valuation allowances decreased by $0.4 million during fiscal year 2020. The expiration of $4.0 million net operating losses for which no tax benefit was recognized, caused a reduction in the valuation allowance. This was partially offset by a $3.6 million increase in net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
($ in millions)	2020	2019
Deferred tax assets:
Pensions	$96.7	$86.9
Postretirement provisions	39.1	35.7
Net operating loss carryforwards	28.1	28.8
Operating lease liability	14.7	—
Other	34.8	36.2
Gross deferred tax assets	213.4	187.6
Valuation allowances	(24.2)	(24.6)
Total deferred tax assets	189.2	163.0
Deferred tax liabilities:
Depreciation	(257.7)	(249.5)
Intangible assets	(5.2)	(11.3)
Inventories	(33.9)	(36.1)
Operating lease right-of-use asset	(12.6)	—
Other	(5.1)	(4.6)
Total deferred tax liabilities	(314.5)	(301.5)
Deferred tax liabilities, net	$(125.3)	$(138.5)

The Company does not have unrecognized tax benefits as of June 30, 2020, 2019 and 2018. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

All years prior to fiscal year 2017 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.

Undistributed earnings of our foreign subsidiaries, totaling $61.7 million were considered permanently reinvested. Following enactment of the Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. If these earnings were to be repatriated, approximately $0.1 million of tax expense would be incurred.

19.                               Other Income (Expense), Net

Other income (expense), net consists of the following:

	Years Ended June 30,
($ in millions)	2020	2019	2018
Unrealized gains on company owned life insurance contracts and investments held in rabbi trusts	$0.1	$0.8	$1.5
Interest income	0.1	0.1	0.3
Foreign exchange	2.8	(0.4)	(0.7)
Pension earnings, interest and deferrals	(2.8)	(0.1)	(2.1)
Other	0.4	0.2	0.2
Total other income (expense), net	$0.6	$0.6	$(0.8)

20.    Segment Information, Geographic and Product Data

The Company has two reportable segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On a consolidated basis, one customer, Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent, 11 percent and 12 percent of net sales for the years ended June 30, 2020, 2019 and 2018, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2020. One customer, Howmet Aerospace Inc. accounted for approximately 12 percent of the accounts receivable outstanding at June 30, 2019.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Years Ended June 30,
($ in millions)	2020	2019	2018
Net Sales:
Specialty Alloys Operations	$1,831.6	$1,967.3	$1,803.8
Performance Engineered Products	401.1	479.8	429.7
Intersegment	(51.6)	(66.9)	(75.8)
Consolidated net sales	$2,181.1	$2,380.2	$2,157.7

	Years Ended June 30,
($ in millions)	2020	2019	2018
Operating Income (Loss):
Specialty Alloys Operations	$239.0	$282.2	$232.4
Performance Engineered Products	(10.4)	30.0	26.1
Corporate costs (including restructuring and asset impairment charges)	(205.0)	(72.7)	(66.4)
Intersegment	1.7	1.9	(2.8)
Consolidated operating income	$25.3	$241.4	$189.3

	Years Ended June 30,
($ in millions)	2020	2019	2018
Depreciation and Amortization:
Specialty Alloys Operations	$93.5	$95.2	$93.3
Performance Engineered Products	24.8	22.2	20.2
Corporate	6.2	4.9	3.9
Intersegment	(0.6)	(0.8)	(0.8)
Consolidated depreciation and amortization	$123.9	$121.5	$116.6

	Years Ended June 30,
($ in millions)	2020	2019	2018
Capital Expenditures:
Specialty Alloys Operations	$99.3	$92.7	$63.6
Performance Engineered Products	17.2	51.7	31.6
Corporate	54.9	37.1	41.6
Intersegment	—	(1.2)	(1.8)
Consolidated capital expenditures	$171.4	$180.3	$135.0

		June 30,
($ in millions)		2020	2019
Total Assets:
Specialty Alloys Operations		$2,259.0	$2,349.2
Performance Engineered Products		548.5	664.8
Corporate		428.9	192.5
Intersegment		(9.2)	(18.7)
Consolidated total assets		$3,227.2	$3,187.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2020	2019	2018
Net Sales: (a)
United States	$1,393.4	$1,606.7	$1,429.4
Europe	387.4	387.2	383.0
Asia Pacific	237.5	196.3	174.8
Mexico	67.0	81.6	61.7
Canada	54.2	67.8	65.7
Other	41.6	40.6	43.1
Consolidated net sales	$2,181.1	$2,380.2	$2,157.7

(a) Net sales were attributed to countries based on the location of the customer.

	June 30,
($ in millions)	2020	2019
Long-lived assets:
United States	$1,329.3	$1,335.6
Europe	16.4	17.0
Asia Pacific	2.5	6.8
Canada	1.8	5.5
Mexico	1.1	1.3
Consolidated long-lived assets	$1,351.1	$1,366.2

21.                               Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the years ended June 30, 2020 and 2019 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2019	$(14.8)	$(293.3)	$—	$(43.7)	$(351.8)
Other comprehensive income (loss) before reclassifications	13.3	(53.3)		(8.9)	(48.9)
Amounts reclassified from AOCI (b)	(9.6)	12.3	—	—	2.7

Net current-period other comprehensive income (loss)	3.7	(41.0)	—	(8.9)	(46.2)

Balance at June 30, 2020	$(11.1)	$(334.3)	$—	$(52.6)	$(398.0)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Unrealized losses on available-for-sale securities	Foreign currency items	Total
Balance at June 30, 2018	$23.8	$(220.4)	$(0.3)	$(42.9)	$(239.8)
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	(1.0)	—	—	—	$(1.0)
Other comprehensive (loss) income before reclassifications	(32.7)	(79.7)	0.3	(0.8)	(112.9)
Amounts reclassified from AOCI (b)	(4.9)	6.8	—	—	1.9

Net current-period other comprehensive (loss) income	(38.6)	(72.9)	0.3	(0.8)	(112.0)

Balance at June 30, 2019	$(14.8)	$(293.3)	$—	$(43.7)	$(351.8)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.
(b)                       See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2020 and 2019:

		Amount Reclassified from AOCI
		Years Ended June 30,
($ in millions) (a)	Location of gain (loss)	2020	2019
Details about AOCI Components
Cash flow hedging items
Commodity contracts	Cost of sales	$11.5	$5.1
Foreign exchange contracts	Net sales	0.8	1.0
Forward interest rate swaps	Interest expense	0.4	0.4
	Total before tax	12.7	6.5
	Tax expense	(3.1)	(1.6)
	Net of tax	$9.6	$4.9
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(18.0)	$(12.0)
Prior service cost	(b)	1.8	3.1
	Total before tax	(16.2)	(8.9)
	Tax benefit	3.9	2.1
	Net of tax	$(12.3)	$(6.8)

(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 12 for additional details).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2020	2019	2018
Cost Data:
Repairs and maintenance costs	$117.4	$120.4	$108.0
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$11.6	$16.1	$16.5
Cash paid during the year for:
Interest payments, net	$27.0	$27.6	$29.5
Income tax payments (refunds), net	$29.8	$27.5	$33.7

23.                               Subsequent Event

On July 10, 2020, the Company issued $400 million in aggregate principal amount of its 6.375% senior notes due 2028 in an underwritten public offering. The Company utilized a portion of the net proceeds from the offering to repay $250 million, on August 24, 2020, in principal amount of Carpenter Technology Corporation’s senior notes at 5.20% due July 2021.

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

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2020
Net sales	$585.4	$573.0	$585.4	$437.3

Gross profit (loss)	$112.6	$112.6	$109.5	$(5.3)

Operating income (loss)	$59.8	$55.0	$58.7	$(148.2)

Net income (loss)	$41.2	$38.8	$39.9	$(118.4)

Fiscal Year 2019
Net sales	$572.4	$556.5	$609.9	$641.4

Gross profit	$91.7	$107.0	$123.2	$122.9

Operating income	$45.0	$55.4	$73.2	$67.9

Net income	$31.5	$35.5	$51.1	$48.9
During the quarters ended December 31, 2019 and June 30, 2020, the Company recorded restructuring and asset impairment charges of $2.3 million and $130.1 million, respectively. See Note 2, Restructuring Charges and Asset Impairment Charges and Note 7, Inventories to Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data”.

(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings (Loss) per common share
Fiscal Year 2020
Basic earnings (loss)	$0.85	$0.80	$0.82	$(2.46)

Diluted earnings (loss)	$0.85	$0.79	$0.82	$(2.46)

Fiscal Year 2019
Basic earnings	$0.66	$0.73	$1.06	$1.01

Diluted earnings	$0.65	$0.73	$1.05	$1.00

(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2020
Basic	47.9	48.1	48.1	48.1
Diluted	48.3	48.5	48.3	48.1
Fiscal Year 2019
Basic	47.6	47.7	47.7	47.7
Diluted	48.2	48.0	48.1	48.1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)                                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Management’s Report on Internal Control over Financial Reporting

Management’s Report on the Company’s internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference. PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears in Item 8. of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

(c)                                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As disclosed in Item 8. of the 2019 Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting”, we previously identified a material weakness related to the accuracy and completeness of the data inputs for price, quantity and related customer data during the billing process. There were no misstatements identified in our annual or interim consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We implemented changes to our internal control over financial reporting by enhancing the design of controls over the billing process to remediate the control deficiency that led to the material weakness. In carrying out our remediation plan, management designed and implemented new controls related to the accuracy and completeness of price, quantity and related customer data during the billing process and we have tested the operating effectiveness of these controls.

The applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively. Management concluded the material weakness was remediated as of June 30, 2020.

Item 9B.  Other Information

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the captions “Election of Directors” and “Corporate Governance”.

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning Carpenter’s Code of Ethics and certain additional information relating to the Company’s Corporate Governance is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the caption “Corporate Governance”.

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the caption “Audit/Finance Committee Report”.

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the caption “General Information”.

On October 15, 2019, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2020, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter’s public disclosures.
Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation”.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the caption “Security Ownership of Certain Persons”.

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,149,541	$44.50	3,456,694	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,149,541	$44.50	3,456,694	(1)

(1)                                Includes 2,991,773 shares available for issuance under the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 464,921 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2020, provided however that 27,130 shares, at an average purchase price of $24.39, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the captions “Corporate Governance” and “Executive Compensation”.
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company’s fiscal year 2020 definitive Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm”.
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

4(H)
Fourth Supplemental Indenture, dated July 24, 2020, by and between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.2 to our Current Report on Form 8-K filed on July 24, 2020 and incorporated herein by reference).

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

4(K)	Form of 6.375% Senior Notes Due 2028 (Exhibit 4.3 to our Current Report on Form 8-K filed on July 24, 2020 and incorporated herein by reference).

† 10(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation (Exhibit 10(A) to our Annual Report on Form 10-K filed on August 20, 2010 and incorporated herein by reference).

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

† 10(D)
Second Amendment to the Amended and Restated Deferred Compensation Plan for Non-Management Directors of Carpenter Technology Corporation (Exhibit 10(D) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

† 10(E)
Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (Exhibit 10(D) to our Annual Report on Form 10-K filed on August 11, 2017 and incorporated herein by reference).

† 10(F)
Second Amendment to the Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation ( Exhibit 10(F) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

† 10(G)	Stock-Based Compensation Plan For Non-Employee Directors, as amended (Exhibit 10(E) to our Annual Report on Form 10-K filed on August 24, 2011 and incorporated herein by reference).

† 10(H)
Second Amendment to the Stock-Based Compensation Plan for Non-Employee Directors, as amended (Exhibit 10(H) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

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

† 10(N)	Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(O)	Form of FY19 and FY20 Three-Year Performance Stock Unit Award Agreement (As Amended) (pursuant to Carpenter’s Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(P)
Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (Exhibit 10.A to our Quarterly Report on Form 10-Q filed on February 1, 2018 and incorporated herein by reference).

† 10(Q)	Benefits Restoration Plan of Carpenter Technology Corporation (Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 2, 2016 and incorporated herein by reference).

† 10(R)
First Amendment to the Benefits Restoration Plan of Carpenter Technology Corporation (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on October 27, 2016 and incorporated herein by reference).

† 10(S)	Form of Indemnification Agreement for Directors and Officers (Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference).

† 10(T)
Amended and Restated Severance Pay Plan for Executives of Carpenter Technology Corporation (Exhibit 10(S) to our Annual Report on Form 10-K filed on August 11, 2017 and incorporated herein by reference).

10(U)
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

† 10(X)
Employment Letter of Agreement, dated August 13, 2010, by and between Carpenter Technology Corporation and James D. Dee (Exhibit 10(F) of Carpenter's Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010 and incorporated herein by reference).

† 10(Y)
Offer Letter, dated June 29, 2015, by and between Carpenter Technology Corporation and Brian J. Malloy ( Exhibit 10(AA) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

† 10(Z)
Offer Letter, dated April 24, 2018, by and between Carpenter Technology Corporation and Michael Murtagh ( Exhibit 10(AB) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

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

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

† Denotes employment- or compensation- related agreement, document or plan.
Item 16.  Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARPENTER TECHNOLOGY CORPORATION

	By	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Date: September 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	September 4, 2020
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Senior Vice President and Chief Financial Officer	September 4, 2020
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	September 4, 2020
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Chairman and Director	September 4, 2020
Gregory A. Pratt

*	Director	September 4, 2020
Viola L. Acoff

*	Director	September 4, 2020
A. John Hart

*	Director	September 4, 2020
I. Martin Inglis

*	Director	September 4, 2020
Steven E. Karol

*	Director	September 4, 2020
Kathleen Ligocki

*	Director	September 4, 2020
Robert R. McMaster

*	Director	September 4, 2020
Jeffrey Wadsworth

*	Director	September 4, 2020
Stephen M. Ward, Jr.

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of: Gregory A. Pratt, Viola L. Acoff, A. John Hart, I. Martin Inglis, Steven E. Karol, Kathleen Ligocki, Robert R. McMaster, Jeffrey Wadsworth, and Stephen M. Ward, Jr., being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2020
Allowance for doubtful accounts receivable	$3.7	$1.7	$(2.0)	$—	$3.4
Deferred tax valuation allowance	$24.6	$(0.4)	$—	$—	$24.2
Year Ended June 30, 2019
Allowance for doubtful accounts receivable	$2.6	$1.7	$(0.6)	$—	$3.7
Deferred tax valuation allowance	$23.9	$0.5	$0.2	$—	$24.6
Year Ended June 30, 2018
Allowance for doubtful accounts receivable	$2.6	$0.1	$(0.1)	$—	$2.6
Deferred tax valuation allowance	$18.5	$4.9	$0.5	$—	$23.9