Form 10-Q
period 2021-03-31
CARPENTER TECHNOLOGY CORP
filed 2021-04-29
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the issuer’s common stock as of April 26, 2021 was 48,032,384.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$244.2	$193.1
Accounts receivable, net	279.2	292.3
Inventories	535.5	724.3
Other current assets	91.5	56.6
Total current assets	1,150.4	1,266.3
Property, plant and equipment, net	1,306.7	1,351.1
Goodwill	241.4	290.4
Other intangibles, net	44.9	52.1
Deferred income taxes	5.0	4.9
Other assets	262.6	262.4
Total assets	$3,011.0	$3,227.2

LIABILITIES
Current liabilities:
Short-term credit agreement borrowings	$—	$170.0
Accounts payable	135.1	124.2
Accrued liabilities	134.2	157.9
Total current liabilities	269.3	452.1
Long-term debt	694.3	551.8
Accrued pension liabilities	281.2	399.5
Accrued postretirement benefits	138.5	137.4
Deferred income taxes	150.2	130.2
Other liabilities	96.3	110.5
Total liabilities	1,629.8	1,781.5

Contingencies and commitments (see Note 12)

STOCKHOLDERS’ EQUITY
Common stock — authorized 100,000,000 shares; issued 56,017,673 shares at March 31, 2021 and 56,012,748 shares at June 30, 2020; outstanding 48,032,334 shares at March 31, 2021 and 47,850,468 shares at June 30, 2020	280.1	280.1
Capital in excess of par value	319.4	321.4
Reinvested earnings	1,366.2	1,568.0
Common stock in treasury (7,985,339 shares and 8,162,280 shares at March 31, 2021 and June 30, 2020, respectively), at cost	(317.5)	(325.8)
Accumulated other comprehensive loss	(267.0)	(398.0)
Total stockholders' equity	1,381.2	1,445.7
Total liabilities and stockholders' equity	$3,011.0	$3,227.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$351.9	$585.4	$1,054.0	$1,743.8
Cost of sales	336.5	475.9	1,029.1	1,409.0
Cost of sales - inventory write-downs from restructuring	2.6	—	2.6	—
Gross profit	12.8	109.5	22.3	334.8

Selling, general and administrative expenses	47.8	50.8	132.3	159.0
Restructuring and asset impairment charges	5.0	—	15.0	2.3
Goodwill impairment	—	—	52.8	—
Operating (loss) income	(40.0)	58.7	(177.8)	173.5

Interest expense, net	(8.9)	(4.9)	(23.5)	(15.6)
Debt extinguishment losses, net	—	—	(8.2)	—
Other expense, net	(8.3)	(3.9)	(9.4)	(3.4)

(Loss) income before income taxes	(57.2)	49.9	(218.9)	154.5
Income tax (benefit) expense	(16.7)	10.0	(46.4)	34.6

Net (loss) income	$(40.5)	$39.9	$(172.5)	$119.9

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.84)	$0.82	$(3.58)	$2.47
Diluted	$(0.84)	$0.82	$(3.58)	$2.46

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.3	48.1	48.3	48.0
Diluted	48.3	48.3	48.3	48.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Net (loss) income	$(40.5)	$39.9	$(172.5)	$119.9
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(31.5), $(0.9), $(33.8) and $(3.1), respectively	98.1	3.1	105.3	9.1
Net gain (loss) on derivative instruments, net of tax of $(0.5), $2.8, $(4.7) and $0.4, respectively	1.7	(8.9)	14.9	(1.3)
Foreign currency translation	(3.7)	(13.2)	10.8	(11.3)
Other comprehensive income (loss), net of tax	96.1	(19.0)	131.0	(3.5)
Comprehensive income (loss)	$55.6	$20.9	$(41.5)	$116.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(172.5)	$119.9
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Debt extinguishment losses, net	8.2	—
Depreciation and amortization	91.6	92.2
Non-cash restructuring and asset impairment charges	13.6	1.5
Deferred income taxes	(19.3)	7.0
Net pension expense	20.3	11.5
Goodwill impairment charge	52.8	—
Non-cash inventory write-downs from restructuring	2.6	—
Share-based compensation expense	7.8	12.4
Net loss on disposals of property, plant and equipment and assets held for sale	0.1	—
Changes in working capital and other:
Accounts receivable	13.8	7.6
Inventories	181.9	(85.2)
Other current assets	(33.4)	(5.2)
Accounts payable	18.2	(26.9)
Accrued liabilities	3.8	(33.4)
Pension plan contributions	(10.9)	(4.9)
Other postretirement plan contributions	(1.6)	(2.7)
Other, net	(1.6)	1.1
Net cash provided from operating activities	175.4	94.9
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(78.5)	(144.0)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.6	0.3
Proceeds from divestiture of business	20.0	—
Net cash used for investing activities	(56.9)	(143.7)
FINANCING ACTIVITIES
Credit agreement borrowings	—	331.1
Credit agreement repayments	—	(181.1)
Net change in short-term credit agreement borrowings	(170.0)	0.3
Payments on long-term debt	(250.0)	—
Proceeds from issuance of long-term debt, net of offering costs	395.5	—
Payments for debt extinguishment costs, net	(8.2)	—
Payments for debt issue costs	(2.5)	—
Dividends paid	(29.3)	(29.1)
Proceeds from stock options exercised	0.2	4.3
Withholding tax payments on share-based compensation awards	(2.3)	(7.8)
Net cash (used for) provided from financing activities	(66.6)	117.7
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(2.9)
INCREASE IN CASH AND CASH EQUIVALENTS	51.1	66.0
Cash and cash equivalents at beginning of period	193.1	27.0
Cash and cash equivalents at end of period	$244.2	$93.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities: Purchase of property, plant, equipment and software	$4.2	$14.1
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2020	$280.1	$317.0	$1,416.5	$(317.6)	$(363.1)	$1,332.9
Net loss			(40.5)			(40.5)
Pension and postretirement benefits gain, net of tax					98.1	98.1
Net gain on derivative instruments, net of tax					1.7	1.7
Foreign currency translation					(3.7)	(3.7)
Cash Dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		2.2		0.1		2.3
Stock options exercised		0.2				0.2
Balances at March 31, 2021	$280.1	$319.4	$1,366.2	$(317.5)	$(267.0)	$1,381.2

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2019	$280.1	$322.1	$1,665.9	$(328.4)	$(336.3)	$1,603.4
Net income			39.9			39.9
Pension and postretirement benefits gain, net of tax					3.1	3.1
Net loss on derivative instruments, net of tax					(8.9)	(8.9)
Foreign currency translation					(13.2)	(13.2)
Cash Dividends:
Common @ $0.20 per share			(9.7)			(9.7)
Share-based compensation plans		3.6		0.3		3.9
Balances at March 31, 2020	$280.1	$325.7	$1,696.1	$(328.1)	$(355.3)	$1,618.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2020	$280.1	$321.4	$1,568.0	$(325.8)	$(398.0)	$1,445.7
Net loss			(172.5)			(172.5)
Pension and postretirement benefits gain, net of tax					105.3	105.3
Net gain on derivative instruments, net of tax					14.9	14.9
Foreign currency translation					10.8	10.8
Cash Dividends:
Common @ $0.60 per share			(29.3)			(29.3)
Share-based compensation plans		(2.2)		8.3		6.1
Stock options exercised		0.2				0.2
Balances at March 31, 2021	$280.1	$319.4	$1,366.2	$(317.5)	$(267.0)	$1,381.2

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2019	$279.0	$320.4	$1,605.3	$(332.8)	$(351.8)	$1,520.1
Net income			119.9			119.9
Pension and postretirement benefits gain, net of tax					9.1	9.1
Net loss on derivative instruments, net of tax					(1.3)	(1.3)
Foreign currency translation					(11.3)	(11.3)
Cash Dividends:
Common @ $0.60 per share			(29.1)			(29.1)
Share-based compensation plans	0.5	1.6		4.7		6.8
Stock options exercised	0.6	3.7				4.3
Balances at March 31, 2020	$280.1	$325.7	$1,696.1	$(328.1)	$(355.3)	$1,618.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Form 10-K”). Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms “Carpenter”, “Carpenter Technology”, the “Company”, “Registrant”, “Issuer”, “we” and “our” refer to Carpenter Technology Corporation.

2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three and nine months ended March 31, 2021 were $5.0 million and $15.0 million, respectively. There were $0.0 million and $2.3 million, respectively, of restructuring and asset impairment charges for the three and nine months ended March 31, 2020.

During the third quarter ended March 31, 2021, additional restructuring actions were executed within the Company's Additive business in the Performance Engineered Products (“PEP”) segment. This included $4.9 million of non-cash impairment charges primarily related to certain long-lived assets and $0.6 million of charges primarily related to various personnel-related costs for severance payments, medical coverage and related items. These charges were partially offset by proceeds of $0.5 million related to the sale of certain production equipment from an idled powder production facility. Additionally as part of these restructuring actions, $2.6 million of inventory write-downs were recorded in cost of sales in the quarter ended March 31, 2021.

In the first quarter ended September 30, 2020, the Company initiated a restructuring plan to consolidate certain operations within the Additive business in the PEP segment. This included $8.7 million of non-cash impairment charges related primarily to certain long-lived assets and certain definite-lived intangible assets. The Company also recognized $1.3 million of charges primarily related to various personnel-related costs for severance payments, medical coverage and related items.

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

The reserve balances and activity for restructuring charges at March 31, 2021 were as follows:

($ in millions)	Reserve Balance
Reserve balance at June 30, 2020	$9.5
Restructuring charges excluding non-cash impairments	1.4
Cash payments	(8.8)
Reserve balance at March 31, 2021	$2.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted in current fiscal year

At this time there are no issued pronouncements adopted in the current fiscal year that would materially impact the Company.

Recently Issued Accounting Pronouncements - Pending Adoption

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848). The guidance in ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential impact of the adoption of ASU 2020-04 on the consolidated financial statements.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $6.9 million and $12.3 million at March 31, 2021 and June 30, 2020, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations (“SAO”) and Performance Engineered Products (“PEP”). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company’s overall revenues by end-use markets and geography for the three and nine months ended March 31, 2021 and 2020 were as follows:

End-Use Market Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Aerospace and Defense	$163.0	$356.4	$509.4	$1,058.4
Medical	35.0	53.0	100.2	151.0
Transportation	36.9	33.5	97.7	111.9
Energy	23.1	32.7	70.3	103.2
Industrial and Consumer	67.2	80.1	206.6	231.4
Distribution	26.7	29.7	69.8	87.9
Consolidated net sales	$351.9	$585.4	$1,054.0	$1,743.8

Geographic Data	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
United States	$224.6	$367.7	$657.5	$1,123.6
Europe	55.5	109.5	184.9	304.7
Asia Pacific	45.6	62.6	132.4	183.7
Mexico	11.0	17.8	34.8	55.3
Canada	9.3	15.1	24.2	44.4
Other	5.9	12.7	20.2	32.1
Consolidated net sales	$351.9	$585.4	$1,054.0	$1,743.8

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Earnings (Loss) per Common Share

The Company calculates basic and diluted (loss) earnings per share using the two class method. Under the two class method, (loss) earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The (loss) earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted (loss) earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three and nine months ended March 31, 2021, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted (loss) earnings per common share for the three and nine months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2021	2020	2021	2020
Net (loss) income	$(40.5)	$39.9	$(172.5)	$119.9
Less: dividends allocated to participating securities	(0.1)	(0.4)	(0.3)	(1.1)
(Loss) earnings available for common stockholders used in calculation of basic (loss) earnings per common share	$(40.6)	$39.5	$(172.8)	$118.8

Weighted average number of common shares outstanding, basic	48.3	48.1	48.3	48.0

Basic (loss) earnings per common share	$(0.84)	$0.82	$(3.58)	$2.47

Net (loss) income	$(40.5)	$39.9	$(172.5)	$119.9
Less: dividends allocated to participating securities	(0.1)	(0.4)	(0.3)	(1.1)
(Loss) earnings available for common stockholders used in calculation of diluted (loss) earnings per common share	$(40.6)	$39.5	$(172.8)	$118.8

Weighted average number of common shares outstanding, basic	48.3	48.1	48.3	48.0
Effect of shares issuable under share-based compensation plans	—	0.2	—	0.4
Weighted average number of common shares outstanding, diluted	48.3	48.3	48.3	48.4

Diluted (loss) earnings per common share	$(0.84)	$0.82	$(3.58)	$2.46

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2021	2020	2021	2020
Stock options	1.9	2.0	2.1	0.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Inventories

Inventories consisted of the following components as of March 31, 2021 and June 30, 2020:

($ in millions)	March 31, 2021	June 30, 2020
Raw materials and supplies	$160.9	$217.6
Work in process	239.6	312.3
Finished and purchased products	135.0	194.4
Total inventories	$535.5	$724.3

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out (“LIFO”) inventory costing method. The Company also uses the first-in, first-out (“FIFO”) and average cost methods. As of March 31, 2021 and June 30, 2020, $114.3 million and $136.3 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

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

The Company determined the goodwill associated with the Additive reporting unit was impaired and recorded an impairment charge of $52.8 million during the quarter ended December 31, 2020, which represented the entire balance of goodwill. This reporting unit is within the PEP segment. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, the Company will continue to evaluate the impact on the reporting units as adverse changes to these assumptions could result in future impairments.

After the impairment loss recognized during the quarter ended December 31, 2020, the Company has three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit represents approximately 81 percent of total goodwill as of March 31, 2021. The remaining goodwill is associated with the PEP segment, which includes two reporting units with goodwill recorded.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated goodwill impairment losses of $134.6 million are related solely to the PEP segment. The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2021 were as follows:

($ in millions)	June 30, 2020	Impairment	Other	March 31, 2021
Goodwill	$372.2	$—	$3.8	$376.0
Accumulated impairment losses	(81.8)	(52.8)	—	(134.6)
Total goodwill	$290.4	$(52.8)	$3.8	$241.4

Specialty Alloy Operations	$195.5	$—	$—	$195.5
Performance Engineered Products	94.9	(52.8)	3.8	45.9
Total goodwill	$290.4	$(52.8)	$3.8	$241.4

Other Intangible Assets, Net

The changes in the carrying amount of other intangible assets, net for the nine months ended March 31, 2021 were as follows:

		June 30, 2020				March 31, 2021
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	15 - 30	$33.5	$(25.4)	$(1.5)	$6.6	$33.5	$(25.2)	$(1.5)	$6.8
Customer relationships	10 - 15	76.9	(41.2)	(1.2)	34.5	76.9	(44.8)	(4.2)	27.9
Non-compete agreements	5	0.2	(0.1)	(0.1)	—	0.2	(0.1)	(0.1)	—
Technology	15	7.3	(1.5)	(4.5)	1.3	7.3	(1.5)	(5.8)	—
Patents	14 - 20	11.4	(1.7)	—	9.7	11.4	(1.2)	—	10.2
Total		$129.3	$(69.9)	$(7.3)	$52.1	$129.3	$(72.8)	$(11.6)	$44.9

During the three and nine months ended March 31, 2021, the Company impaired $0.0 million and $4.3 million, respectively, of technology and customer relationships within the Additive reporting unit. The impairment was the result of a restructuring plan to consolidate certain operations within the Additive business in the PEP segment during the quarter ended September 30, 2020.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2021 and June 30, 2020:

($ in millions)	March 31, 2021	June 30, 2020
Accrued compensation and benefits	$65.9	$50.4
Accrued postretirement benefits	14.0	14.0
Current portion of lease liabilities	9.3	11.5
Contract liabilities	6.9	12.3
Accrued interest expense	6.4	10.4
Accrued pension liabilities	3.5	20.2
Derivative financial instruments	3.0	11.1
Accrued income taxes	0.5	1.0
Other	24.7	27.0
Total accrued liabilities	$134.2	$157.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Pension and Other Postretirement Benefits

The components of the net periodic benefit cost related to the Company’s pension and other postretirement benefits for the three and nine months ended March 31, 2021 and 2020 were as follows:

Three months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Service cost	$2.4	$2.4	$0.7	$0.7
Interest cost	9.8	11.7	1.9	2.3
Expected return on plan assets	(14.1)	(15.5)	(1.6)	(1.8)
Amortization of net loss	3.8	3.9	0.9	0.6
Amortization of prior service cost (benefit)	0.5	0.5	(1.0)	(1.0)
Settlement charge	8.9	—	—	—
Net periodic benefit costs	$11.3	$3.0	$0.9	$0.8

Nine months ended March 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Service cost	$7.2	$7.3	$2.0	$2.0
Interest cost	29.6	35.1	5.8	6.8
Expected return on plan assets	(41.9)	(46.6)	(4.8)	(5.3)
Amortization of net loss	12.4	11.6	2.7	1.9
Amortization of prior service cost (benefit)	1.5	1.6	(3.1)	(2.9)
Settlement charge	8.9	—	—	—
Net periodic benefit costs	$17.7	$9.0	$2.6	$2.5

In the quarter ended March 31, 2021, the Company evaluated the need for settlement accounting under Accounting Standards Codification (“ASC”) 715-30-35-82 based on the higher than normal lump-sum payments made during the current fiscal year in the Company's largest defined benefit plan. The Company determined that it was probable the lump-sum payments would exceed the threshold of service cost and interest cost components and settlement accounting was required. The Company recorded a settlement charge of $8.9 million in the quarter ended March 31, 2021 within other expense, net. The settlement triggered a remeasurement for the affected benefit plan in the quarter ended March 31, 2021 using a weighted average discount rate of 3.21 percent compared to the rate of 3.02 percent utilized at June 30, 2020. The impact of the remeasurement reduced the anticipated full fiscal year net periodic benefit costs by $3.1 million of which $0.8 million was recognized within pension earnings, interest and deferrals in the current quarter. The remeasurement also resulted in a reduction of accrued pension liabilities and accumulated other comprehensive loss of $116.7 million based on the current discount rate and better than anticipated investment returns.

During the nine months ended March 31, 2021 and 2020, the Company made $10.9 million and $4.9 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to contribute $9.0 million to its qualified defined benefit pension plans during the remainder of fiscal year 2021.

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

On March 26, 2021, the Company entered into a $300.0 million secured revolving credit facility (the “Credit Facility”). The Credit Facility amended and restated the Company's previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, the Company’s outstanding $300.0 million 4.45% Senior Notes due in March 2023 are not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility will be due. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to the Company’s right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

Interest on the borrowings under the Credit Facility accrue at variable rates, based upon a “Eurocurrency Rate” or a defined “Base Rate”. Both are determined based upon the credit rating of the Company’s senior unsecured long-term debt (the “Debt Rating”). The applicable margin to be added to Eurocurrency Rate ranges from 1.25% to 2.25% (2.00% as of March 31, 2021), and for Base Rate-determined loans, from 0.25% to 1.25% (1.00% as of March 31, 2021). The Company also pays a quarterly commitment fee ranging from 0.275% to 0.375% (0.35% as of March 31, 2021), determined based upon the Debt Rating, of the unused portion of the $300.0 million commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.25% to 2.25% (2.00% as of March 31, 2021), with respect to letters of credit issued under the Credit Facility. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of March 31, 2021, the Company had $5.4 million of issued letters of credit and no short-term borrowings under the Credit Facility with the balance of $294.6 million available to the Company. As of March 31, 2021, the borrowing rate for the Credit Facility was 2.11%.

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period which the interest coverage covenant is waived, the Credit Facility requires that the Company maintain a minimum available liquidity of $150.0 million for certain periods, which is defined in the Credit Facility as aggregate amount of loans available to be drawn under the credit facility plus non-restricted cash and cash equivalents as defined therein. In addition, the Company is also subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of March 31, 2021, the Company was in compliance with all of the covenants of the Credit Facility.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term debt outstanding as of March 31, 2021 and June 30, 2020 consisted of the following:

($ in millions)	March 31, 2021	June 30, 2020
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at June 30, 2020)	$—	$252.3
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at March 31, 2021 and June 30, 2020)	299.4	299.5
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at March 31, 2021)	394.9	—
Total	694.3	551.8
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$694.3	$551.8

For the three months ended March 31, 2021 and 2020, interest costs totaled $10.1 million and $7.2 million, respectively, of which $1.2 million and $2.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

For the nine months ended March 31, 2021 and 2020, interest costs totaled $30.4 million and $22.1 million, respectively, of which $6.9 million and $6.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. Debt extinguishment losses, net for the nine months ended March 31, 2021 includes $10.5 million of debt prepayment costs on the Notes due July 2021 offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment. For the three and nine months ended March 31, 2020, debt extinguishment losses, net totaled $0.0 million.

12.     Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company’s operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party (“PRP”) with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management’s best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2021, the Company increased the liability for a company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2021 and June 30, 2020 were $16.2 million and $16.0 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

13.     Leases

The Company records right-of-use “ROU” assets and operating lease liabilities on the consolidated balance sheet for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. On the lease commencement date, the Company measures and records a ROU asset and lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the Company’s incremental borrowing rate). Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets.

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

The following table sets forth the components of the Company’s lease cost for the three and nine months ended March 31, 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Operating lease cost	$3.0	$3.8	$9.8	$10.8
Short-term lease cost	0.7	0.9	2.3	2.7
Variable lease cost	—	0.1	0.2	0.3
Sublease income	(0.3)	—	(0.5)	—
Total lease cost	$3.4	$4.8	$11.8	$13.8

Operating cash flow payments from operating leases	$3.1	$3.9	$10.2	$10.5
Non-cash ROU assets obtained in exchange for lease obligations	$—	$5.2	$1.4	$18.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the Company’s weighted-average remaining lease term and weighted-average discount rate at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Weighted-average remaining lease term - operating leases	8.4 years	8.1 years
Weighted-average discount rate - operating leases	4.0%	3.9%

The following table sets forth the Company’s ROU assets and lease liabilities at March 31, 2021 and June 30, 2020:

($ in millions)	March 31, 2021	June 30, 2020
Operating lease assets:
Other assets	$35.9	$52.0
Operating lease liabilities:
Other accrued liabilities	$9.3	$11.5
Other liabilities	37.2	50.3
Total operating lease liabilities	$46.5	$61.8

Minimum lease payments for operating leases expiring subsequent to March 31, 2021 are as follows:

($ in millions)	March 31, 2021
2021 (remaining period of fiscal year)	$2.9
2022	10.2
2023	8.5
2024	6.4
2025	4.1
Thereafter	23.9
Total future minimum lease payments	56.0
Less imputed interest	(9.5)
Total	$46.5

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2021	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$11.7

Liabilities:
Derivative financial instruments	$4.6

June 30, 2020	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$10.1

Liabilities:
Derivative financial instruments	$17.9

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2021		June 30, 2020
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$694.3	$743.3	$551.8	$551.1
Company-owned life insurance	$23.0	$23.0	$18.9	$18.9

The fair values of long-term debt as of March 31, 2021 and June 30, 2020 were determined by using current interest rates for debt with terms and maturities similar to the Company’s existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income (“AOCI”) and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2021, the Company had forward contracts to purchase 7.9 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended March 31, 2021 and 2020, net gains related to the previously terminated contracts of $0.1 million and $0.1 million, respectively, were recorded as a reduction to interest expense. For the nine months ended March 31, 2021 and 2020, net gains related to the previously terminated contracts of $0.3 million and $0.3 million, respectively, were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of March 31, 2021 and June 30, 2020, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of the quarter ended September 30, 2020, all interest rate swaps were terminated in connection with the prepayment of Notes due July 2021. At March 31, 2021 and June 30, 2020, the total notional amount of floating interest rate contracts was $0.0 million and $150.0 million, respectively. For the three months ended March 31, 2021, there were no gains or losses and for the three months ended March 31, 2020 net gains of $0.6 million, were recorded as a decrease to interest expense. For the nine months ended March 31, 2021 and 2020, net gains of $0.4 million and $0.7 million, respectively, were recorded as a decrease to interest expense.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2021 and June 30, 2020:

March 31, 2021	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.1	$6.4	$6.5
Other assets	—	—	5.2	5.2
Total asset derivatives	$—	$0.1	$11.6	$11.7
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$2.6	$0.4	$3.0
Other liabilities	—	—	1.6	1.6
Total liability derivatives	$—	$2.6	$2.0	$4.6

June 30, 2020	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$0.2	$2.2	$3.6
Other assets	2.8	0.6	3.1	6.5
Total asset derivatives	$4.0	$0.8	$5.3	$10.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$11.1	$11.1
Other liabilities	—	—	6.8	6.8
Total liability derivatives	$—	$—	$17.9	$17.9

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $15.6 million and total liability derivatives would have been $8.5 million as of March 31, 2021.

According to the provisions of the Company’s derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of March 31, 2021 and June 30, 2020, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow and Fair Value Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and nine months ended March 31, 2021 and 2020:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$3.4	$(9.6)	$26.5	$(8.3)
Foreign exchange contracts	0.1	0.3	—	(0.7)
Total	$3.5	$(9.3)	$26.5	$(9.0)

($ in millions)	Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
		Three Months Ended March 31,
		2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$1.4	$2.2
Foreign exchange contracts	Net sales	—	0.1
Forward interest rate swaps	Interest expense	0.1	0.1
Total		$1.5	$2.4

($ in millions)	Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
		Nine Months Ended March 31,
		2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$6.6	$9.7
Foreign exchange contracts	Net sales	—	0.7
Forward interest rate swaps	Interest expense	0.3	0.3
Total		$6.9	$10.7

The following is a summary of total amounts presented in the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded during the three and nine months ended March 31, 2021 and 2020:

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$351.9	$336.5	$8.9	$585.4	$475.9	$4.9

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	$—	$1.4	$—	$—	$2.2	$—
Foreign currency forward contracts
Amount of gain reclassified from AOCI to income	—	—	—	0.1	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.1	—	—	0.1
(Loss) gain on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	—	—	—	(0.6)
Derivatives designated as hedging instruments	—	—	—	—	—	0.6
Total gain	$—	$1.4	$0.1	$0.1	$2.2	$0.1

	Nine Months Ended March 31, 2021			Nine Months Ended March 31, 2020
($ in millions)	Net Sales	Cost of Sales	Interest Expense*	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$1,054	$1,029.1	$23.5	$1,743.8	$1,409.0	$15.6

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	$—	$6.6	$—	$—	$9.7	$—
Foreign currency forward contracts
Amount of gain reclassified from AOCI to income	—	—	—	0.7	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.3	—	—	0.3
(Loss) gain on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	(2.7)	—	—	(0.7)
Derivatives designated as hedging instruments	—	—	2.7	—	—	0.7
Total gain	$—	$6.6	$0.3	$0.7	$9.7	$0.3
* $2.3 million of gains related to the interest rate swap agreements were recorded as a decrease to debt extinguishment losses.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company estimates that $3.8 million of net derivative gains included in AOCI as of March 31, 2021 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and nine months ended March 31, 2021.

As of March 31, 2021, and June 30, 2020, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities
($ in millions)	March 31, 2021	June 30, 2020	March 31, 2021	June 30, 2020
Line item in the consolidated balance sheets in which the hedged item is included
Long-term debt	$—	$152.8	$—	$2.8

16.    Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Unrealized gains (losses) on company-owned life insurance contracts and investments held in rabbi trusts	$1.2	$(3.9)	$5.6	$(2.5)
Foreign exchange (loss) gain	(0.4)	0.7	(3.9)	1.0
Pension earnings, interest and deferrals	(0.2)	(0.7)	(2.2)	(2.2)
Pension settlement charge	(8.9)	—	(8.9)	—
Other	—	—	—	0.3
Total other expense, net	$(8.3)	$(3.9)	$(9.4)	$(3.4)

17.    Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pre-tax income or loss of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense or benefit can be impacted by changes in tax rates or laws, the finalization of tax audits, and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

Income tax benefit for the three months ended March 31, 2021 was $16.7 million, or 29.2 percent of pre-tax loss as compared with income tax expense of $10.0 million, or 20.0 percent of pre-tax income for the three months ended March 31, 2020. Income tax benefit in the nine months ended March 31, 2021 was $46.4 million, or 21.2 percent of pre-tax loss as compared with income tax expense of $34.6 million, or 22.4 percent of pre-tax income for the nine months ended March 31, 2020.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income tax benefit for the three months ended March 31, 2021 includes discrete tax benefits of $2.2 million associated with pension settlement charges, $1.8 million for the impact of restructuring and asset impairment charges and $0.8 million as a result of changes in the Company’s prior year tax positions. Additionally, the anticipated benefit for the carryback of the current year net operating loss to fiscal years with higher tax rates is included in this period. Also included are the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Excluding the discrete tax impacts of the pension settlement charges, restructuring and asset impairment charges and changes in the Company’s prior year tax position, the tax rate for the three months ended March 31, 2021 would have been 29.3%. Income tax expense in the three months ended March 31, 2020 included discrete tax benefits of $1.6 million as a result of changes in the Company’s prior year tax positions as well as the impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

Income tax benefit for the nine months ended March 31, 2021 includes the unfavorable impacts of the $52.8 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized, as well as, discrete tax benefits of $2.2 million associated with pension settlement charges, $2.0 million associated with debt extinguishment losses, net, $4.2 million for the impact of restructuring and asset impairment charges and $0.8 million as a result of changes in the Company’s prior year tax positions. Additionally, the anticipated benefit for the carryback of the current year net operating loss to fiscal years with higher tax rates is included in this period. Also included is a tax charge of $1.2 million attributable to employee share-based compensation. Excluding the discrete tax impacts of the non-deductible goodwill impairment charge, pension settlement charges, debt extinguishment losses, net, restructuring and asset impairment charges and changes in the Company’s prior year tax position, the tax rate for the nine months ended March 31, 2021 would have been 28.2 percent. Income tax expense in the nine months ended March 31, 2020 included discrete tax benefits of $1.6 million as a result of changes in the Company’s prior year tax positions and $0.5 million attributable to employee share-based compensation. Also included was the impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

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

The Company’s executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating profit excludes general corporate costs, which are comprised of executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically-identified income or expense items.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three months ended March 31, 2021 and one customer, Howmet Aerospace Inc., accounted for approximately 10 percent of net sales for the three months ended March 31, 2020. On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the nine months ended March 31, 2021 and one customer, Howmet Aerospace Inc., accounted for approximately 10 percent of net sales for the nine months ended March 31, 2020. On a consolidated basis, no single customer accounted for 10 percent or more of accounts receivable outstanding at March 31, 2021. Approximately 10 percent of the accounts receivable outstanding at June 30, 2020 was due from one customer, Howmet Aerospace Inc.

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Net Sales:
Specialty Alloys Operations	$299.6	$488.1	$900.8	$1,462.2
Performance Engineered Products	65.7	108.6	182.3	324.0
Intersegment	(13.4)	(11.3)	(29.1)	(42.4)
Consolidated net sales	$351.9	$585.4	$1,054.0	$1,743.8

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Operating (Loss) Income:
Specialty Alloys Operations	$(9.9)	$76.4	$(40.1)	$233.7
Performance Engineered Products	(3.3)	(0.3)	(14.2)	(2.0)
Corporate costs (including restructuring and asset impairment charges)	(26.3)	(17.8)	(123.4)	(58.8)
Intersegment	(0.5)	0.4	(0.1)	0.6
Consolidated operating (loss) income	$(40.0)	$58.7	$(177.8)	$173.5

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Depreciation and Amortization:
Specialty Alloys Operations	$26.5	$23.1	$73.1	$69.8
Performance Engineered Products	4.1	6.5	14.4	18.5
Corporate	1.4	1.8	4.1	4.4
Intersegment	—	(0.2)	—	(0.5)
Consolidated depreciation and amortization	$32.0	$31.2	$91.6	$92.2

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Capital Expenditures:
Specialty Alloys Operations	$13.4	$34.1	$50.8	$84.3
Performance Engineered Products	1.2	4.3	4.4	15.9
Corporate	4.0	11.3	23.3	43.9
Intersegment	—	—	—	(0.1)
Consolidated capital expenditures	$18.6	$49.7	$78.5	$144.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2021	June 30, 2020
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,232.1	$2,259.0
Performance Engineered Products	446.7	548.5
Corporate	362.4	428.9
Intersegment	(30.2)	(9.2)
Consolidated total assets	$3,011.0	$3,227.2

19.    Reclassifications from Accumulated Other Comprehensive Income (Loss) (AOCI)

The changes in AOCI by component, net of tax, for the three months ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31, 2021 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2020	$2.1	$(327.1)	$(38.1)	$(363.1)
Other comprehensive gain (loss) before reclassifications	2.8	86.4	(3.7)	85.5
Amounts reclassified from AOCI (b)	(1.1)	11.7	—	10.6
Net other comprehensive income (loss)	1.7	98.1	(3.7)	96.1
Balances at March 31, 2021	$3.8	$(229.0)	$(41.8)	$(267.0)

Three Months Ended March 31, 2020 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2019	$(7.2)	$(287.3)	$(41.8)	$(336.3)
Other comprehensive loss before reclassifications	(7.1)	—	(13.2)	(20.3)
Amounts reclassified from AOCI (b)	(1.8)	3.1	—	1.3
Net other comprehensive (loss) income	(8.9)	3.1	(13.2)	(19.0)
Balances at March 31, 2020	$(16.1)	$(284.2)	$(55.0)	$(355.3)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in AOCI by component, net of tax, for the nine months ended March 31, 2021 and 2020 were as follows:

Nine Months Ended March 31, 2021 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2020	$(11.1)	$(334.3)	$(52.6)	$(398.0)
Other comprehensive gain before reclassifications	20.1	86.4	10.8	117.3
Amounts reclassified from AOCI (b)	(5.2)	18.9	—	13.7
Net other comprehensive income	14.9	105.3	10.8	131.0
Balances at March 31, 2021	$3.8	$(229.0)	$(41.8)	$(267.0)

Nine Months Ended March 31, 2020 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2019	$(14.8)	$(293.3)	$(43.7)	$(351.8)
Other comprehensive income (loss) before reclassifications	6.8	—	(11.3)	(4.5)
Amounts reclassified from AOCI (b)	(8.1)	9.1	—	1.0
Net other comprehensive (loss) income	(1.3)	9.1	(11.3)	(3.5)
Balances at March 31, 2020	$(16.1)	$(284.2)	$(55.0)	$(355.3)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2021 and 2020:

Details about AOCI Components	Location of gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2021	2020	2021	2020
Cash flow hedging items:
Commodity contracts	Cost of sales	$1.4	$2.2	$6.6	$9.7
Foreign exchange contracts	Net sales	—	0.1	—	0.7
Forward interest rate swaps	Interest expense	0.1	0.1	0.3	0.3
Total before tax		1.5	2.4	6.9	10.7
Tax expense		(0.4)	(0.6)	(1.7)	(2.6)
Net of tax		$1.1	$1.8	$5.2	$8.1

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2021	2020	2021	2020
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(4.7)	$(4.5)	$(15.1)	$(13.5)
Prior service benefit	(b)	0.5	0.5	1.6	1.3
Settlement charge	(b)	(8.9)	—	(8.9)	—
Total before tax		(13.1)	(4.0)	(22.4)	(12.2)
Tax benefit		1.4	0.9	3.5	3.1
Net of tax		$(11.7)	$(3.1)	$(18.9)	$(9.1)

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2020 Form 10-K. Our discussions here focus on our results during or as of the three and nine-month periods ended March 31, 2021 and the comparable periods of fiscal year 2020, and to the extent applicable, on material changes from information discussed in the 2020 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2020 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant remeasurement event occurs. We currently expect that the total net periodic benefit costs for fiscal year 2021 will be $22.1 million as compared with $15.0 million in fiscal year 2020.

In March 2021, we evaluated the need for settlement accounting under ASC 715-30-35-82 based on the higher than normal lump-sum payments made during the current fiscal year in our largest defined benefit plan. We determined that it was probable the lump-sum payments would exceed the threshold of service cost and interest cost components and settlement accounting was required. We recorded a settlement charge of $8.9 million in the quarter ended March 31, 2021.

The following is the net pension expense for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Pension plans	$11.3	$3.0	$17.7	$9.0
Other postretirement plans	0.9	0.8	2.6	2.5
Net periodic benefit costs	$12.2	$3.8	$20.3	$11.5

Net pension expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense, net. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Service cost included in Cost of sales	$2.7	$2.7	$8.1	$8.2
Service cost included in Selling, general and administrative expenses	0.4	0.4	1.1	1.1
Pension earnings, interest and deferrals included in Other expense, net	0.2	0.7	2.2	2.2
Settlement charge included in Other expense, net	8.9	—	8.9	—
Net periodic benefit costs	$12.2	$3.8	$20.3	$11.5

As of March 31, 2021 and June 30, 2020, amounts related to the net pension expense capitalized in gross inventory were $1.1 million and $1.6 million, respectively.

Operating Performance Overview

Our third quarter fiscal year 2021 results were in-line with our expectations as we continue to weather near-term volume headwinds as we had anticipated. While current conditions remain challenging, we have recently completed multiple contract extensions in the Medical, Transportation and Aerospace and Defense end-use markets. We remain in close engagement with our customers and during the third quarter began to see initial signs of recovery in some areas of our Aerospace and Defense end-use market. In addition, we continued to capitalize on solid demand in the Transportation end-use market and we benefited from signs of improving demand conditions in our Medical end-use market. We finished the current third quarter in a strong financial position with total liquidity of $538.8 million, including $244.2 million of cash on hand as of March 31, 2021.

Looking ahead, we believe end-use market conditions will continue to improve as we move through calendar year 2021. The long-term outlook across our end-use markets remains strong and we are well positioned in each with critical material solutions to address our customers complex needs. We have deepened our customer relationships and continue to believe we will emerge from the pandemic a stronger company. Our core business is centered on delivering mission-critical material solutions and has been for over 130 years. Our investments in additive manufacturing and electrification capabilities further strengthen our sustainable long-term growth profile.

Results of Operations — Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

For the three months ended March 31, 2021, we reported a net loss of $40.5 million, or $0.84 loss per diluted share. Excluding special items, as identified below, adjusted loss per diluted share was $0.54 in the current quarter. This compares with net income for the same period a year earlier of $39.9 million, or $0.82 earnings per diluted share. The current period results reflect the continued impact of the COVID-19 pandemic on the global economy. The results in the current period continue to reflect cost savings realized from restructuring actions initiated primarily in the fourth quarter of fiscal year 2020. During the three months ended March 31, 2021, we recognized inventory write-downs and restructuring and asset impairment charges of $7.6 million related to ongoing actions to reduce cost and narrow focus in our Additive reporting unit.

COVID-19 related costs negatively impacted operating results by approximately $2.7 million in the third quarter of fiscal year 2021 compared to $0.0 million in the prior year quarter. These COVID-19 costs principally consist of direct incremental operating costs including outside services to execute enhanced cleaning protocols, additional personal protective equipment, isolation pay for production employees potentially exposed to COVID-19 and various operating supplies necessary to maintain the operations while keeping employees safe against possible exposure in our facilities.

Net Sales

Net sales for the three months ended March 31, 2021 were $351.9 million, which was a 40 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 40 percent on a 39 percent decrease in shipment volume from the same period a year ago. The results reflect lower demand in key end-use markets driven by COVID-19 headwinds particularly in our Aerospace and Defense and Medical end-use markets during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The current year net sales results reflect the divestiture of the Amega West business on September 30, 2020.

Geographically, sales outside the United States decreased 42 percent from the same period a year ago to $127.3 million for the three months ended March 31, 2021. The decrease is primarily driven by weaker demand in the Aerospace and Defense end-use market across all regions driven by the impacts of the COVID-19 pandemic. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $1.1 million increase in sales during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Net sales outside the United States represented 36 percent and 37 percent of total net sales for the three months ended March 31, 2021 and 2020, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$163.0	$356.4	$(193.4)	(54)%
Medical	35.0	53.0	(18.0)	(34)%
Transportation	36.9	33.5	3.4	10%
Energy	23.1	32.7	(9.6)	(29)%
Industrial and Consumer	67.2	80.1	(12.9)	(16)%
Distribution	26.7	29.7	(3.0)	(10)%
Total net sales	$351.9	$585.4	$(233.5)	(40)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$137.3	$293.4	$(156.1)	(53)%
Medical	31.1	47.7	(16.6)	(35)%
Transportation	29.1	27.8	1.3	5%
Energy	18.1	28.8	(10.7)	(37)%
Industrial and Consumer	55.9	67.8	(11.9)	(18)%
Distribution	26.6	29.5	(2.9)	(10)%
Total net sales excluding surcharge revenue	$298.1	$495.0	$(196.9)	(40)%

Sales to the Aerospace and Defense end-use market decreased 54 percent from the third quarter a year ago to $163.0 million. Excluding surcharge revenue, sales decreased 53 percent from the third quarter a year ago on a 58 percent decrease in shipment volume. The results reflect weaker year-over-year demand in all sub-markets due to the continued impact of lower aircraft OEM build rates due to COVID-19 travel restrictions.

Medical end-use market sales decreased 34 percent from the third quarter a year ago to $35.0 million. Excluding surcharge revenue, sales decreased 35 percent on 31 percent lower shipment volume from the third quarter a year ago. The results reflect lower demand as a result of the medical supply chain managing inventory levels closely related to ongoing concerns associated with delays of elective medical procedures from the COVID-19 pandemic.

Transportation end-use market sales increased 10 percent from the third quarter a year ago to $36.9 million. Excluding surcharge revenue, sales increased 5 percent on 9 percent higher shipment volume from the third quarter a year ago. The results reflect higher demand for light duty vehicles slightly offset by lower demand for medium and heavy duty vehicles compared to the prior year period.

Sales to the Energy end-use market of $23.1 million in the current quarter reflect a 29 percent decrease from the third quarter a year ago. Excluding surcharge revenue, sales decreased 37 percent from a year ago. The results reflect depressed North American drilling activity and decreased demand globally as a result of the impact of COVID-19. This is slightly offset by higher demand in power generation materials. The prior year results include the Amega West business which was divested by the Company on September 30, 2020.

Industrial and Consumer end-use market sales of $67.2 million decreased $12.9 million compared to the third quarter a year ago. Excluding surcharge revenue, sales decreased 18 percent on 18 percent lower shipment volume. The results reflect lower demand in Industrial driven by COVID-19 related market impacts partially offset by higher demand in the consumer sporting goods sub-market.

Gross Profit

Our gross profit in the third quarter decreased 88 percent to $12.8 million, or 3.6 percent of net sales as compared with $109.5 million, or 18.7 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue and inventory write-downs from restructuring, our adjusted gross margin in the third quarter was 5.2 percent as compared to 22.1 percent in the same period a year ago. The current period results were impacted by significantly lower volume resulting from the COVID-19 pandemic, continued targeted inventory reductions and inventory write-downs from restructuring.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three-month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2021	2020
Net sales	$351.9	$585.4
Less: surcharge revenue	53.8	90.4
Net sales excluding surcharge revenue	$298.1	$495.0

Gross profit	$12.8	$109.5
Inventory write-downs from restructuring	2.6	—
Gross profit excluding the inventory write-downs from restructuring	$15.4	$109.5

Gross margin	3.6%	18.7%

Gross margin excluding surcharge revenue and inventory write-downs from restructuring	5.2%	22.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47.8 million were 13.6 percent of net sales (16.0 percent of net sales excluding surcharge) as compared with $50.8 million and 8.7 percent of net sales (10.3 percent of net sales excluding surcharge) in the same quarter a year ago. The lower selling, general and administrative expenses in the current quarter reflect the impacts of the cost saving actions initiated in the fourth quarter of fiscal year 2020 including lower salaries and benefits in the three months ended March 31, 2021 compared to the same period a year ago.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three months ended March 31, 2021 were $5.0 million as compared with $0.0 million of restructuring and asset impairment charges for the three months ended March 31, 2020.

During the third quarter ended March 31, 2021, additional restructuring actions were executed within the Additive business in the PEP segment. This included $4.9 million of non-cash impairment charges primarily related to certain long-lived assets, certain definite lived intangible assets and operating lease agreements. We also recognized $0.6 million of charges primarily related to various personnel-related costs for severance payments, medical coverage and related items partially offset by proceeds of $0.5 million from the sale of certain production equipment from an idled powder production facility. Additionally as part of these restructuring actions, $2.6 million of inventory write-downs were recorded in cost of sales in the quarter ended March 31, 2021.

Operating (Loss) Income

Our operating loss in the recent third quarter was $40.0 million or negative 11.4 percent of net sales as compared with operating income of $58.7 million or 10.0 percent of net sales in the same quarter a year ago. Excluding surcharge revenue and special items, adjusted operating margin was negative 10.0 percent for the most recent quarter as compared with 11.9 percent a year ago. The results for the third quarter of fiscal year 2021 compared to the same period a year ago were negatively impacted by the significantly lower volume due to the COVID-19 pandemic, targeted inventory reductions to strengthen liquidity and non-cash restructuring and asset impairment charges. These headwinds were partially offset by the various cost savings actions taken by the Company.

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

	Three Months Ended March 31,
($ in millions)	2021	2020
Net sales	$351.9	$585.4
Less: surcharge revenue	53.8	90.4
Net sales excluding surcharge revenue	$298.1	$495.0

Operating (loss) income	$(40.0)	$58.7
Special items:
COVID-19 costs	2.7	—
Inventory write-downs from restructuring	2.6	—
Restructuring and asset impairment charges	5.0	—
Operating (loss) income	$(29.7)	$58.7

Operating margin	(11.4)%	10.0%

Adjusted operating margin excluding surcharge revenue and special items	(10.0)%	11.9%

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2021 was $8.9 million compared with $4.9 million in the same period a year ago. We have historically used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate; all interest rate swaps were terminated as of September 30, 2020 in connection with the prepayment of related Notes. Interest expense, net includes $0.0 million of activity related to interest rate swaps for the three months ended March 31, 2021 and net gains from interest rate swaps of $0.6 million for the three months ended March 31, 2020, respectively. Capitalized interest reduced interest expense, net by $1.2 million for the three months ended March 31, 2021 and $2.3 million for the three months ended March 31, 2020.

Other Expense, Net

Other expense, net for the three months ended March 31, 2021 was $8.3 million as compared with $3.9 million in the same period a year ago. The current year results include a pension settlement charge of $8.9 million. The other expense, net for the three months ended March 31, 2020 includes unfavorable market returns on investments used to fund Company-owned life insurance contracts and investments held in rabbi trusts.

Income Taxes

Income tax benefit in the third quarter ended March 31, 2021 was $16.7 million, or 29.2 percent of pre-tax loss compared with expense of $10.0 million, or 20.0 percent of pre-tax income in the same quarter a year ago. Income tax benefit in the three months ended March 31, 2021 includes discrete tax benefits of $2.2 million associated with pension settlement charges, $1.8 million for the impact of restructuring and asset impairment charges and $0.8 million as a result of changes in the Company’s prior year tax positions. Additionally, the anticipated benefit for the carryback of the current year net operating loss to fiscal years with higher tax rates is included in this period. Also included are the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Excluding the discrete tax impacts of the pension settlement charges, restructuring and asset impairment charges and changes in the Company’s prior year tax position, the tax rate for the three months ended March 31, 2021 would have been 29.3%. Income tax expense in the three months ended March 31, 2020 included discrete tax benefits of $1.6 million as a result of changes in the Company’s prior year tax positions as well as the impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended March 31,		(Decrease)	% (Decrease)
(Pounds sold, in thousands)	2021	2020
Specialty Alloys Operations	37,260	59,052	(21,792)	(37)%
Performance Engineered Products *	2,026	3,202	(1,176)	(37)%
Intersegment	(1,516)	(116)	(1,400)	(1,207)%
Consolidated pounds sold	37,770	62,138	(24,368)	(39)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$299.6	$488.1	$(188.5)	(39)%
Performance Engineered Products	65.7	108.6	(42.9)	(40)%
Intersegment	(13.4)	(11.3)	(2.1)	(19)%
Total net sales	$351.9	$585.4	$(233.5)	(40)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$246.5	$398.8	$(152.3)	(38)%
Performance Engineered Products	64.9	107.1	(42.2)	(39)%
Intersegment	(13.3)	(10.9)	(2.4)	(22)%
Total net sales excluding surcharge revenue	$298.1	$495.0	$(196.9)	(40)%

Specialty Alloys Operations Segment

Net sales for the quarter ended March 31, 2021 for the SAO segment decreased 39 percent to $299.6 million, as compared with $488.1 million in the same quarter a year ago. Excluding surcharge revenue, net sales decreased 38 percent on 37 percent lower shipment volume from a year ago. The SAO segment results reflect lower sales in key end-use markets compared to the prior year same quarter caused by the COVID-19 pandemic.

Operating loss for the SAO segment was $9.9 million or negative 3.3 percent of net sales (negative 4.0 percent of net sales excluding surcharge revenue) in the recent third quarter, as compared with operating income of $76.4 million or 15.7 percent of net sales (19.2 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The decrease in operating income reflects lower demand across key end-use markets and impacts from targeted inventory reductions in the current fiscal year as compared to the prior year period. The results for the quarter ended March 31, 2021 also include $2.1 million of expenses due to COVID-19 which were not required during the prior year period.

Performance Engineered Products Segment

Net sales for the quarter ended March 31, 2021 for the PEP segment decreased 40 percent to $65.7 million, as compared with $108.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $64.9 million decreased from $107.1 million a year ago. The results reflect decreases in sales in most end-use markets. This included lower demand in the Medical end-use market from delays in elective procedures caused by COVID-19. The prior year results included net sales from the Amega West business which was divested by the Company on September 30, 2020.

Operating loss for the PEP segment was $3.3 million or negative 5.0 percent of net sales in the recent third quarter, compared with an operating loss of $0.3 million or negative 0.3 percent of net sales in the same quarter a year ago. The results were impacted by weaker demand in the Medical and Aerospace end-use markets offset by the reduction of expenses in the current year quarter from the Amega West divestiture. The results for the quarter ended March 31, 2021 also include $0.6 million of expenses due to COVID-19 which were not required during the prior year period.

Results of Operations — Nine Months Ended March 31, 2021 vs. Nine Months Ended March 31, 2020

Net Sales

Net sales for the nine months ended March 31, 2021 were $1,054.0 million, which was a 40 percent decrease over the same period a year ago. Excluding surcharge revenue, sales decreased 38 percent on a 34 percent decrease in shipment volume from the same period a year ago. The results reflect ongoing demand impacts driven by COVID-19 related headwinds in all our end-use markets during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020.

Geographically, sales outside the United States decreased 36 percent from the same period a year ago to $396.5 million for the nine months ended March 31, 2021. The decrease is due to weaker demand in key end-use markets across all regions driven by impacts of COVID-19. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $1.9 million increase in sales during the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. Net sales outside the United States represented 38 percent and 36 percent of total net sales for the nine months ended March 31, 2021 and 2020, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Nine Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2021	2020
Aerospace and Defense	$509.4	$1,058.4	$(549.0)	(52)%
Medical	100.2	151.0	(50.8)	(34)%
Transportation	97.7	111.9	(14.2)	(13)%
Energy	70.3	103.2	(32.9)	(32)%
Industrial and Consumer	206.6	231.4	(24.8)	(11)%
Distribution	69.8	87.9	(18.1)	(21)%
Total net sales	$1,054.0	$1,743.8	$(689.8)	(40)%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ (Decrease)	% (Decrease)
($ in millions)	2021	2020
Aerospace and Defense	$433.4	$858.3	$(424.9)	(50)%
Medical	90.1	135.2	(45.1)	(33)%
Transportation	79.3	91.4	(12.1)	(13)%
Energy	57.1	88.7	(31.6)	(36)%
Industrial and Consumer	175.3	191.9	(16.6)	(9)%
Distribution	69.5	87.3	(17.8)	(20)%
Total net sales excluding surcharge revenue	$904.7	$1,452.8	$(548.1)	(38)%

Sales to the Aerospace and Defense end-use market decreased 52 percent from the same period a year ago to $509.4 million. Excluding surcharge revenue, sales decreased 50 percent from the same period a year ago on a 51 percent decrease in shipment volume. The results reflect weaker year-over-year demand in all sub-markets due to the continued impact of lower aircraft OEM build rates due to COVID-19 travel restrictions.

Medical end-use market sales decreased 34 percent from the same period a year ago to $100.2 million. Excluding surcharge revenue, sales decreased 33 percent on 32 percent lower shipment volume from the same period a year ago. The results reflect the impact of customers closely managing inventory levels as a result of ongoing delays of elective medical procedures from the COVID-19 pandemic.

Transportation end-use market sales decreased 13 percent from the same period a year ago to $97.7 million. Excluding surcharge revenue, sales decreased 13 percent on 10 percent lower shipment volume from the same period a year ago. The results are impacted by lower demand for light, medium and heavy duty vehicles compared to the prior year period.

Sales to the Energy end-use market of $70.3 million in the current period reflect a 32 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 36 percent from the same period a year ago. The results reflect depressed North American drilling activity and decreased demand globally as a result of the impact of COVID-19. This is partially offset by higher demand in the power generation sub-market. The current year results reflect the divestiture of the Amega West business on September 30, 2020.

Industrial and Consumer end-use market sales of $206.6 million decreased $24.8 million from the same period a year ago. Excluding surcharge revenue, sales decreased 9 percent on 5 percent lower shipment volume from the same period a year ago. The results reflect lower demand for Industrial products compared to the prior year period partially offset by stronger demand for Consumer products, primarily consumer sporting goods materials.

Gross Profit

Our gross profit in the nine months ended March 31, 2021 decreased 93 percent to $22.3 million, or 2.1 percent of net sales as compared with $334.8 million, or 19.2 percent of net sales in the same period a year ago. Excluding the impact of surcharge revenue and inventory write-downs from restructuring, our adjusted gross margin in the nine months ended March 31, 2021 was 2.8 percent as compared to 23.0 percent in the same period a year ago. The current period results were impacted by significantly lower volume resulting from the COVID-19 pandemic across all end-use markets, negative impacts from a targeted inventory reduction plan and inventory write-downs from restructuring in our Additive reporting unit.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative nine-month periods. See the section “Non-GAAP Financial Measures” below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2021	2020
Net sales	$1,054.0	$1,743.8
Less: surcharge revenue	149.3	291.0
Net sales excluding surcharge revenue	$904.7	$1,452.8

Gross profit	$22.3	$334.8
Inventory write-downs from restructuring	2.6	—
Gross profit excluding the inventory write-downs from restructuring	$24.9	$334.8

Gross margin	2.1%	19.2%

Gross margin excluding surcharge revenue and inventory write-downs from restructuring	2.8%	23.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $132.3 million were 12.6 percent of net sales (14.6 percent of net sales excluding surcharge) as compared with $159.0 million and 9.1 percent of net sales (10.9 percent of net sales excluding surcharge) in the same period a year ago. The lower selling, general and administrative expenses in the current year reflect the impacts of the cost saving actions initiated in the fourth quarter of fiscal year 2020 including a reduction of $15.3 million in salaries and benefits in the nine months ended March 31, 2021 compared to the same period a year ago.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the nine months ended March 31, 2021 were $15.0 million as compared with $2.3 million restructuring and asset impairment charges for the nine months ended March 31, 2020.

During the nine months ended March 31, 2021, restructuring activities were executed to consolidate certain operations within the Additive business in the PEP segment. This included $13.6 million of non-cash impairment charges primarily related to certain long-lived assets and certain definite lived intangible assets. We also recognized $1.9 million of charges primarily related to various personnel-related costs for severance payments, medical coverage and related items partially offset by proceeds of $0.5 million from the sale of certain production equipment from an idled powder production facility. Additionally as part of these restructuring actions, $2.6 million of inventory write-downs were recorded in cost of sales in the quarter ended March 31, 2021.

Goodwill Impairment Charge

In preparing the financial statements for the quarter ended December 31, 2020, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit has experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the quarter ended December 31, 2020 we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and current market conditions, the pace of growth in the future projections for the Additive reporting unit were lowered. As a result, during the quarter ended December 31, 2020 we recorded an impairment charge of $52.8 million, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were incurred during the nine months ended March 31, 2020.

Operating (Loss) Income

Our operating loss in the nine months ended March 31, 2021 was $177.8 million or negative 16.9 percent of net sales as compared with operating income of $173.5 million or 9.9 percent of net sales in the same period a year ago. Excluding surcharge revenue and special items, adjusted operating margin was negative 10.3 percent for the most recent nine months as compared with 12.1 percent a year ago. The results for the nine months ended March 31, 2021 compared to the same period a year ago were negatively impacted by the significantly lower volume due to the COVID-19 pandemic, targeted inventory reductions, and the impacts of restructuring actions, partially offset by the various cost savings actions taken by the Company. The results from the current fiscal year also reflect a non-cash goodwill impairment charge of $52.8 million recognized for our Additive reporting unit in the PEP segment and restructuring and asset impairment charges of $15.0 million.

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

	Nine Months Ended March 31,
($ in millions)	2021	2020
Net sales	$1,054.0	$1,743.8
Less: surcharge revenue	149.3	291.0
Net sales excluding surcharge revenue	$904.7	$1,452.8

Operating (loss) income	$(177.8)	$173.5
Special items:
COVID-19 costs	14.5	—
Inventory write-downs from restructuring	2.6	—
Restructuring and asset impairment charges	15.0	2.3
Goodwill impairment	52.8	—
Operating (loss) income	$(92.9)	$175.8

Operating margin	(16.9)%	9.9%

Adjusted operating margin excluding surcharge revenue and special items	(10.3)%	12.1%

Interest Expense, Net and Debt Extinguishment Losses, net

Interest expense, net for the nine months ended March 31, 2021 was $23.5 million compared with $15.6 million in the same period a year ago. We have used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. Interest expense, net includes net gains from interest rate swaps of $0.4 million and $0.7 million for the nine months ended March 31, 2021 and 2020, respectively. The interest rate swaps were terminated in a prior quarter in connection with the prepayment of related Notes. Capitalized interest reduced interest expense, net by $6.9 million for the nine months ended March 31, 2021 and $6.5 million for the nine months ended March 31, 2020. Debt extinguishment losses, net for the nine months ended March 31, 2021 include $10.5 million of debt prepayment costs on the Notes due July 2021 offset by gains of $2.3 million on the related interest rate swaps that were terminated in connection with the prepayment.

Other Expense, Net

Other expense, net for the nine months ended March 31, 2021 was $9.4 million as compared with $3.4 million in the same period a year ago. The current year results include greater expense due to pension settlement charges of $8.9 million compared to the prior year period.

Income Taxes

Income tax benefit in the nine months ended March 31, 2021 was $46.4 million, or 21.2 percent of pre-tax loss compared with expense of $34.6 million, or 22.4 percent of pre-tax income in the nine months ended March 31, 2020. Income tax benefit in the nine months ended March 31, 2021 includes unfavorable impacts of the $52.8 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized as well as discrete tax benefits of $2.2 million associated with pension settlement charges, $2.0 million associated with debt extinguishment losses, net, $4.2 million for the impact of restructuring and asset impairment charges and $0.8 million as a result of changes in the Company’s prior year tax positions. Additionally, the anticipated benefit for the carryback of the current year net operating loss to fiscal years with higher tax rates is included in this period. Also included is a tax charge of $1.2 million attributable to employee share-based compensation. Excluding the discrete tax impacts of the non-deductible goodwill impairment charge, pension settlement charges, debt extinguishment losses, net, restructuring and asset impairment charges and changes in the Company’s prior year tax position, the tax rate for the nine months ended March 31, 2021 would have been 28.2 percent. Income tax expense in the nine months ended March 31, 2020 included discrete tax benefits of $1.6 million as a result of changes in the Company’s prior year tax positions and $0.5 million attributable to employee share-based compensation. Also included was the impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Nine Months Ended March 31,		(Decrease)	% (Decrease)
(Pounds sold, in thousands)	2021	2020
Specialty Alloys Operations	119,230	175,660	(56,430)	(32)%
Performance Engineered Products *	5,024	9,874	(4,850)	(49)%
Intersegment	(2,516)	(1,800)	(716)	(40)%
Consolidated pounds sold	121,738	183,734	(61,996)	(34)%

*Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Nine Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Specialty Alloys Operations	$900.8	$1,462.2	$(561.4)	(38)%
Performance Engineered Products	182.3	324.0	(141.7)	(44)%
Intersegment	(29.1)	(42.4)	13.3	31%
Total net sales	$1,054.0	$1,743.8	$(689.8)	(40)%

 The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Specialty Alloys Operations	$753.0	$1,174.5	$(421.5)	(36)%
Performance Engineered Products	180.3	319.1	(138.8)	(43)%
Intersegment	(28.6)	(40.8)	12.2	30%
Total net sales excluding surcharge revenue	$904.7	$1,452.8	$(548.1)	(38)%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2021 for the SAO segment decreased 38 percent to $900.8 million, as compared with $1,462.2 million in the same period a year ago. Excluding surcharge revenue, net sales decreased 36 percent on 32 percent lower shipment volume from a year ago. The SAO segment results reflect lower sales in all end-use markets compared to the prior year caused by the COVID-19 pandemic.

Operating loss for the SAO segment was $40.1 million or negative 4.5 percent of net sales (negative 5.3 percent of net sales excluding surcharge revenue) in the recent nine months, as compared with operating income of $233.7 million or 16.0 percent of net sales (19.9 percent of net sales excluding surcharge revenue) in the same period a year ago. The decrease in operating income reflects lower demand across all key end-use markets and the impacts from targeted inventory reductions in the current fiscal year as compared to the prior year period. The results for the nine months ended March 31, 2021 also include $12.5 million of expenses due to COVID-19 which were not required during the prior year period.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2021 for the PEP segment decreased 44 percent to $182.3 million, as compared with $324.0 million in the same period a year ago. Excluding surcharge revenue, net sales of $180.3 decreased from $319.1 million a year ago. The results reflect decreases in sales in all end-use markets. This included lower demand in the Medical end-use market from delays in elective procedures caused by COVID-19. The current year net sales results reflect the divestiture of the Amega West business on September 30, 2020.

Operating loss for the PEP segment was $14.2 million or negative 7.8 percent of net sales in the recent nine months, compared with operating loss of $2.0 million or negative 0.6 percent of net sales in the same period a year ago. The results were impacted by weaker demand in the Medical and Aerospace end-use markets. The results for the nine months ended March 31, 2021 also include $2.0 million of expenses due to COVID-19 which were not required during the prior year period.

Liquidity and Financial Resources

During the nine months ended March 31, 2021, we generated cash from operations of $175.4 million compared to $94.9 million in the same period a year ago. Our free cash flow, which we define under “Non-GAAP Financial Measures” below, was positive $89.2 million as compared to negative $77.9 million for the same period a year ago. The increase in cash provided from operating activities for the nine months ended March 31, 2021 compared to the same period a year ago was driven by working capital improvements. Cash generated from reductions in inventory was $181.9 million in the current period ended March 31, 2021 compared to cash used for inventory of $85.2 million in the prior year. The current year reflects impacts from targeted inventory reductions to strengthen liquidity. During the nine months ended March 31, 2021, we generated cash from accounts receivable of $13.8 million compared to the generation of cash of $7.6 million in the same period a year ago. The free cash flow results reflect lower capital spending levels in the current period as compared to the prior year period. Current period results also include $20.0 million of proceeds related to the sale of our Amega West business.

Capital expenditures for property, plant, equipment and software were $78.5 million for the nine months ended March 31, 2021 as compared to $144.0 million for the same period a year ago. In fiscal year 2021, we expect capital expenditures to be approximately $110 million to $120 million.

 Dividends during the nine months ended March 31, 2021 and 2020 were $29.3 million and $29.1 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

On March 26, 2021, we entered into our $300.0 million secured revolving Credit Facility. The Credit Facility amended and restated the previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility makes several changes from the existing Credit Agreement. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, our outstanding $300.0 million 4.45% Senior Notes due in March 2023 are not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility will be due. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to our right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

As of March 31, 2021, we had $5.4 million of issued letters of credit and no short-term borrowings under the Credit Facility. The balance of the Credit Facility, $294.6 million, remains available to us. From time to time during the nine months ended March 31, 2021, we have borrowed under our Credit Facility. The weighted average daily borrowing under the Credit Facility during the nine months ended March 31, 2021 was approximately $17.2 million with daily outstanding borrowings ranging from $0.0 million to $170.0 million during the period. As of March 31, 2021, the borrowing rate for the Credit Facility was 2.11%.

We believe that our total liquidity of $538.8 million as of March 31, 2021, which includes total cash and cash equivalents of $244.2 million and available borrowing capacity of $294.6 million under our credit facility, will be sufficient to fund our cash needs over the foreseeable future.

During the nine months ended March 31, 2021, we made pension contributions of $10.9 million to our qualified defined benefit pension plans. We currently expect to make $9.0 million of additional contributions to our qualified defined benefit pension plans during the remainder of fiscal year 2021.

As of March 31, 2021, we had cash and cash equivalents of approximately $33.4 million held at various foreign subsidiaries. Our global deployment considers, among other things, geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. During the nine months ended March 31, 2021, we repatriated cash of approximately $11.4 million from a foreign jurisdiction that resulted in minimal tax cost.

We are subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense (“EBITDA”) to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period in which the interest coverage covenant is waived the Credit Facility requires that we maintain a minimum available liquidity of $150.0 million which is defined in the Credit Facility as the aggregate amount of loans available to be drawn under the facility plus non-restricted cash and cash equivalents as defined therein. In addition, we are subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of March 31, 2021, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of March 31, 2021:

Covenant	Covenant Requirement	Actual Ratio
Consolidated debt to capital	55% (maximum)	33.5%
Available liquidity (excludes certain foreign cash)	$150.0 (minimum)	$510.3 million
Asset coverage ratio	1.10 to 1.00	58.93 to 1.00

To the extent that we do not comply with the current or modified covenants under the Credit Facility, this could reduce our liquidity and flexibility due to potential restrictions on borrowings available to us unless we are able to obtain waivers or modifications of the covenants.

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

Adjusted (Loss) Earnings Per Share

The following provides a reconciliation of adjusted (loss) earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Three months ended March 31, 2021, as reported	$(57.2)	$16.7	$(40.5)	$(0.84)
Special items:
COVID-19 costs	2.7	(0.8)	1.9	0.04
Restructuring and asset impairment charges	7.6	(1.8)	5.8	0.12
Pension settlement charges	8.9	(2.2)	6.7	0.14

Three months ended March 31, 2021, as adjusted	$(38.0)	$11.9	$(26.1)	$(0.54)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.3 million for the three months ended March 31, 2021.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three months ended March 31, 2020, as reported	$49.9	$(10.0)	$39.9	$0.82
Special item:
None reported	—	—	—	—

Three months ended March 31, 2020, as adjusted	$49.9	$(10.0)	$39.9	$0.82

* Impact per diluted share calculated using weighted average common shares outstanding of 48.3 million for the three months ended March 31, 2020.

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Nine months ended March 31, 2021, as reported	$(218.9)	$46.4	$(172.5)	$(3.58)
Special items:
COVID-19 costs	14.5	(4.2)	10.3	0.21
Restructuring and asset impairment charges	17.6	(4.2)	13.4	0.28
Goodwill impairment	52.8	(0.1)	52.7	1.09
Debt extinguishment losses, net	8.2	(2.0)	6.2	0.13
Pension settlement charges	8.9	(2.2)	6.7	0.14

Nine months ended March 31, 2021 as adjusted	$(116.9)	$33.7	$(83.2)	$(1.73)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.3 million for the nine months ended March 31, 2021.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Nine months ended March 31, 2020, as reported	$154.5	$(34.6)	$119.9	$2.46
Special item:
Restructuring charges	2.3	(0.5)	1.8	0.04

Nine months ended March 31, 2020, as adjusted	$156.8	$(35.1)	$121.7	$2.50

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Nine Months Ended March 31,
($ in millions)	2021	2020
Net cash provided from operating activities	$175.4	$94.9
Purchases of property, plant, equipment and software	(78.5)	(144.0)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.6	0.3
Proceeds from divestiture of business	20.0	—
Dividends paid	(29.3)	(29.1)
Free cash flow	$89.2	$(77.9)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2021, the Company increased the liability for a Company-owned former operating site by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2021 and June 30, 2020 were $16.2 million and $16.0 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

As of March 31, 2021, we have three reporting units with goodwill recorded. Goodwill associated with our SAO reporting unit is tested at the SAO segment level and represents approximately 81 percent of our total goodwill. All other goodwill is associated with our PEP segment, which includes two reporting units with goodwill recorded.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology’s filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2020, Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020 and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology’s business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology’s pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology’s manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption; (17) potential impacts of the COVID-19 pandemic on our operations, financial results and financial position; (18) our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; (19) our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; (20) our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic; and (21) our ability to successfully carry out restructuring and business exit activities on the expected terms and timelines. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology’s results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, “Financial Statements”, in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2021, we had approximately $18.4 million of net deferred gains related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 45 percent of these contracts relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2021 is provided in Note 15 to the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2021, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

Effective January 1, 2021, the Company implemented a global enterprise resource planning (“ERP”) system. The new ERP system replaced multiple current business systems and was designed to improve manufacturing planning, development and processes, accurately maintain books and records, record transactions and provide important information of the operations of our business to management. The Company considers this system implementation to be material to the Company. As a result of the implementation, controls that were previously determined to be effective were replaced with new or modified controls that were also determined to be effective. Other than this system implementation, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended March 31, 2021, however employees surrendered 1,316 shares to the Company, at an average purchase price of $34.93, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description

10 (A)	Amended and Restated Credit Agreement, dated as of March 26, 2021 among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, U.S. Bank, National Association and Wells Fargo Bank, National Association, each, as a documentation agent, and B of A Securities, Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners. (Exhibit 10.1 to our Current Report on Form 8-K filed on March 30, 2021 and incorporated herein by reference)

10(B)	Security Agreement dated as of March 26, 2021 by and among the Company, the grantors party thereto and Bank of America, N.A. as administrative agent for the secured parties (Exhibit 10.1 to our Current Report on Form 8-K filed on March 30, 2021 and incorporated herein by reference)

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: April 29, 2021	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)