Form 10-K
period 2021-06-30
CARPENTER TECHNOLOGY CORP
filed 2021-08-19
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-5828

CARPENTER TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-0458500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 Market Street, 15th Floor	19103
Philadelphia, Pennsylvania
(Address of principal executive offices)	(Zip Code)

610-208-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 Par Value	CRS	New York Stock Exchange
Title of each class	Trading Symbol	Name of each exchange on which registered

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files)
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the registrants' voting common stock held by non-affiliates at December 31, 2020 was $1,398,479,325, based on the closing price per share of the registrant's common stock on that date of $29.12 as reported on the New York Stock Exchange.

As of August 13, 2021, 48,067,164 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company's fiscal year 2021 definitive Proxy Statement are incorporated by reference into Part III of this Report.

PART I
Item 1.  Business

(a)             General Development of Business:

Carpenter Technology Corporation, founded in 1889, is engaged in the manufacturing, fabrication and distribution of specialty metals. As used throughout this report, unless the context requires otherwise, the terms "Carpenter", "Carpenter Technology", "Company", "Registrant", "Issuer", "we" and "our" refer to Carpenter Technology Corporation.

(b)             Financial Information About Segments:

We are organized in two reportable business segments: Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). See Note 20 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" for additional segment reporting information.

(c)              Narrative Description of Business:
 (1)               General:

We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, medical, transportation, energy, industrial and consumer end-use markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing processes and soft magnetics applications. We have expanded our additive manufacturing capabilities to provide a complete "end-to-end" solution to accelerate materials innovation and streamline parts production.

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

The PEP segment is comprised of the Company's differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Additive business and the Latrobe and Mexico distribution businesses. Effective July 1, 2020, the Company's Carpenter Powder Products business was merged into the Carpenter Additive business. The Amega West business was also part of the PEP segment however it was sold during the quarter ended September 30, 2020. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

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

(3)                 Patents and Licenses:

We own a number of United States and international patents and have granted licenses under some of them. In addition, certain products that we produce are covered by patents held or owned by other companies from whom licenses have been obtained. The duration of a patent issued in the United States is between 14 and 20 years from the date of filing a patent application or issuance of the patents. The durations of patents issued outside of the United States vary from country to country. Generally, patent licenses are structured to match the duration of the underlying patent. Although these patents and licenses are believed to be of value, we do not consider our business to be materially dependent upon any single such item or related group of such items.

(4)                Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest, principally because of annual plant vacation and maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products, such as the widespread economic impact of the global COVID-19 pandemic during fiscal year 2021 and the third and fourth quarters of fiscal year 2020, can alter this historical pattern.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2021	2020	2019
September 30,	24%	27%	24%
December 31,	23%	26%	23%
March 31,	24%	27%	26%
June 30,	29%	20%	27%
	100%	100%	100%

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. No single customer accounted for 10 percent or more of total net sales for the year ended June 30, 2021. One customer, Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent and 11 percent of net sales for the years ended June 30, 2020 and 2019, respectively. For the years ended June 30, 2020 and 2019, 90 percent of sales to Howmet Aerospace Inc. were reported by the SAO segment and 10 percent were reported by the PEP segment, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2021 and June 30, 2020. See Note 20 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" for additional information.

(6)                Backlog:

As of June 30, 2021, we had a sales backlog of orders excluding surcharge, believed to be firm, of approximately $529.3 million, substantially all of which is expected to be shipped within fiscal year 2022. Our backlog of orders excluding surcharge as of June 30, 2020 was approximately $539.0 million.
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

(8)                Research, Product and Process Development:

Our expenditures for Company-sponsored research and development were $19.7 million, $28.0 million and $23.3 million in fiscal years 2021, 2020 and 2019, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.

(9)         Environmental Regulations:

We are subject to various stringent federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Management evaluates the liability for future environmental remediation costs on a quarterly basis. We accrue amounts for environmental remediation costs representing management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For further information on environmental remediation, see the Contingencies section included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

Our costs of maintaining and operating environmental control equipment were $14.9 million, $15.4 million and $15.6 million for fiscal years 2021, 2020 and 2019, respectively. The capital expenditures for environmental control equipment were $1.3 million, $0.1 million and $1.7 million for fiscal years 2021, 2020 and 2019, respectively. We anticipate spending approximately $3.2 million on domestic environmental capital projects over the next five fiscal years. This includes approximately $2.6 million in fiscal year 2022. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(10)         Human Capital Resources:

We maintain a high-performance work environment that is required to deliver mission-critical materials to our customers and an organizational culture that is devoted to exceptional customer service. We value our employees and help them build careers that are as resilient, innovative, and valuable as our work for our customers. We are committed to increasing employee engagement by leveraging the diversity and drive of our people, maximizing their talents, empowering them and supporting their career aspirations.

Health and Safety: Safety is our number one Core Value. We believe that a Zero Injury workplace is achievable and relentlessly pursue measures to increase safety and accountability for our employees. We are proactive in our approach to safety, working to eliminate hazards before causing injury or harm. We invest in our employees, supervisors and managers and engage them in finding workable solutions to achieve a Zero Injury Workplace.

Talent Acquisition: We are always looking for nimble, smart, growth-minded people – regardless of background – to help our organization continue to succeed. We are an employer of choice. We strive for our culture to be transparent, supportive of work/life balance, welcoming of diverse viewpoints, treating all with dignity and respect and supporting each individuals’ needs for professional growth and development.

Performance Management: Our formalized bi-annual performance review process accelerates employee growth and development at every stage of the process: (1) objectives and goal setting, (2) ongoing performance check-ins and coaching, as well as (3) performance evaluation and review. We also have Structured Individual Development Plans to assist managers in effectively setting targeted development activities for their direct reports and aligning those activities with business priorities.

Engagement: We regularly conduct a company-wide Employee Engagement Survey to collect tangible data to make our Company even better. To ensure anonymity, we partner with an outside firm to collect and analyze the results. We make the survey available electronically and in hard copy format to make it as easy as possible for all our employees to participate, particularly our manufacturing teams. Our questions cover a wide variety of topics, including safety, culture, diversity, inclusion and belonging, leadership and career development.

Professional Development: Our employees enjoy a wide variety of rewards that assist with engagement and development. From traditional items such as compensation to less traditional aspects such as work-life balance, future career opportunities, and innovative work.

Diversity and Inclusion: We have a culture that blends our different backgrounds, experiences and perspectives from all employees. Our commitment to diversity, inclusion, and belonging is real. We want all to feel welcomed. Everyone will be treated equally with dignity and respect regardless of their race, age, gender identity, or sexual orientation. Our Diversity, Inclusion and Belonging Committee plays a critical role in advancing us to the next level of awareness and engagement.

Governance: Our policy is to comply with the letter and spirit of all laws that govern our operations and to adhere to the highest standards of business ethics. We implemented general legal and ethical guidelines in our "Code of Conduct”. The guidelines apply to all employees and majority-owned affiliates, including subsidiaries, both in the United States and other countries.

Pandemic Response: In response to the COVID-19 pandemic, we formed a Rapid Response Team to address the pandemic and immediately implemented measures to help ensure the safety of our employees while continuing our operations as an essential business. We launched a dedicated COVID-19 website to keep our employees and the public informed with the latest Company information regarding the crisis. The website contains our self-developed Work Safe Manual, U.S. Centers for Disease Control and Prevention (CDC) news, company alerts, technical support for our remote workforce, health resources, and many other helpful resources, all centralized in one convenient location. It is available publicly to help the larger community during the crisis and to provide our communities and external partners reassurance of our commitment to safety during this public health emergency.

As of June 30, 2021, our total workforce consisted of approximately 3,900 employees, which included 141 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2022, and 437 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires on August 1, 2023. In July 2020, a union election was held involving 85 employees at our Franklin, Pennsylvania location and a majority of the employees voted for union representation. Negotiations with union representatives for an initial agreement are underway. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $549.0 million, $787.7 million and $773.5 million in fiscal years 2021, 2020 and 2019, respectively. Long-lived assets held outside of the United States were $18.3 million and $21.8 million as of June 30, 2021 and 2020, respectively. For further information on domestic and international sales, see Note 20 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2021. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter's website at www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

The global spread of the COVID-19 pandemic has created significant economic volatility, uncertainty and disruption. The extent to which the COVID-19 pandemic will continue to impact our business, operations, financial results and financial position will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; our continued efforts and the continued efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; the continued impact of the pandemic on economic activity and actions taken in response; the ongoing effect on our customers' demand for our goods and services and our vendors ability to supply us with raw materials; the continued impact of providing a safe working environment to our employees, our ability to sell and provide our goods and services, which may continue to be limited as a result of travel restrictions and people working from home; the ability of our customers to pay for our goods and services; and any further closures of our offices and facilities and our customers' offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Our results may also be impacted by our status as a "critical", "essential" or "life-sustaining" business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; and our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic.

Further, the effects of the pandemic may also further increase our cost of capital or make additional capital, including a future refinancing of our credit facility, more difficult to obtain or available only on terms less favorable to us. A sustained downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses.

Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Due to the COVID-19 pandemic, many of our employees have been working remotely, which may pose additional data security risks.

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

We change prices on our products as we deem necessary. In addition to the above general competitive impact, other market conditions and various economic factors beyond our control can adversely affect the timing of our pricing actions. The effects of any pricing actions may be delayed due to long manufacturing lead times or the terms of existing contracts. There is no guarantee that the pricing actions we implement will be effective in maintaining the Company's profit margin levels.

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

We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund or similar waste disposal sites and other third party owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. From time to time, we are a party to lawsuits and other proceedings involving alleged violations of, or liabilities arising from, environmental laws.

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

Our manufacturing processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other "Greenhouse Gases", and pending legislation or regulation of Greenhouse Gases, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

Political and scientific debates related to the impacts of greenhouse gas emissions on the global climate are prevalent. Regulation or some form of legislation aimed at reducing the greenhouse gas emissions is currently being considered both in the United States and globally. As a specialty alloy manufacturer, we will be affected, both directly and indirectly, if climate change legislation, such as use of a "cap and trade" system, is enacted and implemented. Such legislation could have a material adverse impact on our results of operations, financial condition and cash flows.

Product liability and product quality claims could adversely affect our operating results.

We produce ultra high-strength, high temperature and corrosion-resistant alloys designed for our customers' demanding applications particularly in our Aerospace and Defense, Medical and Energy end-use markets. Failure of the materials that are included in our customers' applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us. We have a complex manufacturing process necessary to meet our customers' stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Approximately 141 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement. This agreement expires August 31, 2022. Approximately 437 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement which expires August 1, 2023. In July 2020, a union election was held involving 85 employees at our Franklin, Pennsylvania location and a majority of the employees voted for union representation. Negotiations with union representatives for an initial agreement are in process. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

From time to time, management holds discussions with management of other companies to explore such aforementioned opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks. Such risks include difficulties in integrating the operations, technologies, products and personnel of the acquired companies, diversion of management's attention from existing operations, difficulties in entering markets in which we have limited or no direct prior experience, dependence on unfamiliar supply chains, insufficient revenues to offset increased expenses associated with acquisitions, loss of key employees of the acquired companies, inaccurate assessment of undisclosed liabilities, difficulties in realizing projected efficiencies, synergies and cost savings, and increases in our debt or limitation on our ability to access additional capital when needed.

Regulations related to conflict minerals could adversely impact our business.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 25, 2021. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

Risks associated with international operations include without limitation: political and economic instability, including weak conditions in the world's economies; difficulty in collecting accounts receivable; unstable or unenforced export controls; changes in legal and regulatory requirements; policy changes affecting the markets for our products; changes in duties, quotas, tariffs and taxes; changes in taxation including the ability to repatriate earnings; and exchange rate fluctuations (which may affect sales to international customers and the value of profits earned on international sales when converted into U.S. dollars). In addition, we will need to invest in building our capabilities and infrastructure to meet our international growth goals. Any of these factors could materially adversely affect our results for the period in which they occur.

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

The cost of our inventories is primarily determined using the Last-In, First-Out ("LIFO") method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out ("FIFO") value. As of June 30, 2021, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $238.8 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

We depend on the retention of key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and production positions. The loss of key personnel could adversely affect our ability to perform until suitable replacements are found.

Cybersecurity attacks and other security breaches or failures in functionality of our information technology ("IT") and computer systems could adversely impact our financial condition and results of operations and compromise the integrity of confidential data.

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

We recently implemented a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.

Effective January 1, 2021, the Company implemented a global enterprise resource planning ("ERP") system. The new ERP system replaced multiple current business systems and was designed to improve manufacturing planning, development and processes, accurately maintain books and records, record transactions and provide important information on the operations of our business to management. The Company considers this system implementation to be material to the Company. As a result of the implementation, controls that were previously determined to be effective were replaced with new or modified controls that were also determined to be effective. The operation of this ERP system requires the investment of human and financial resources. We have incurred and expect to continue to incur expenses as we continue to enhance and develop our ERP system. As a result of our new ERP system, we may encounter difficulties in operating our business, which could disrupt our operations, including our ability to timely ship and track customer orders, determine inventory requirements, manage our supply chain, manage customer billing and otherwise adequately service our customers, and lead to increased costs and other difficulties. If we experience significant disruptions resulting from our new ERP system, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.

The carrying value of goodwill and other long-lived assets may not be recoverable.

Goodwill and other long-lived assets including property, plant and equipment, software and other intangible assets are recorded at fair value on the date of acquisition. We review these assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other factors. Any future impairment of goodwill or other long-lived assets could have a material adverse effect on our results of operations.

Our ability to produce timely and accurate financial statements may be impacted if we fail to maintain an effective system of disclosure controls and internal control over financial reporting.

We are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal locations of our primary domestic integrated mills in our SAO segment are located in Reading and Latrobe, Pennsylvania and Athens, Alabama. In addition, SAO manufactures large diameter hollow bar in Orwigsburg, Pennsylvania and Elyria, Ohio and operates a mini mill manufacturing stainless steel bar and wire in Hartsville, South Carolina. The principal locations for the PEP businesses include titanium alloy production facilities located in Washington, Pennsylvania and Clearwater, Florida, powder products manufacturing facilities in Bridgeville, Pennsylvania and Athens, Alabama, and an additive manufacturing facility in Liverpool, United Kingdom. The PEP segment includes one owned service center in White House, Tennessee. Properties also include domestic leased warehouses and service centers located in Washington, Pennsylvania; Vienna, Ohio and Chicago, Illinois.

The Reading, Hartsville, Washington, Bridgeville, Orwigsburg, Elyria, Latrobe, and Athens facilities are owned. The Clearwater facility is owned, but the land is leased.

We also own or lease manufacturing facilities, distribution centers, service centers and sales offices in a number of foreign countries, including Belgium, Canada, China, Mexico, Singapore, Sweden, Taiwan, and the United Kingdom.

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
See the "Contingencies" section included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation", and the "Contingencies and Commitments" section included in Note 13 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data", included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

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

			Assumed Present Position
Name	Age	Position
Tony R. Thene	60	President and Chief Executive Officer	July 2015

Timothy Lain	49	Senior Vice President and Chief Financial Officer	August 2020

James D. Dee	64	Senior Vice President, General Counsel and Secretary	August 2020

Brian J. Malloy	54	Senior Vice President and Chief Commercial Officer	August 2020

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "CRS". The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2021		Fiscal Year 2020
Period Ended:	High	Low	High	Low
September 30,	$25.44	$17.60	$55.88	$44.13

December 31,	$29.97	$15.90	$53.95	$48.41

March 31,	$48.06	$27.92	$49.48	$14.87

June 30,	$49.20	$37.30	$29.27	$17.92

Annual June 30,	$49.20	$15.90	$55.88	$14.87

The range of our common stock price on the NYSE from July 1, 2021 to August 13, 2021 was $34.95 to $41.29. The closing price of the common stock was $36.95 on August 13, 2021.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 per share of common stock during each quarter of fiscal years 2021 and 2020, respectively.

As of August 13, 2021, there were 1,806 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group for fiscal year ended June 30, 2021, and prior four fiscal years. The cumulative total return assumes an investment of $100 on June 30, 2016 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carpenter Technology Corporation, the S&P Midcap 400 Index, and the Russell Materials & Processing Growth Index

$300.0
$280.0
$260.0
$240.0
$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
2016
2017
2018
2019
2020
2021
Carpenter Technology Corporation
S&P 400 Mid-cap
Russell M&P Growth

* $100 invested on June 30, 2016 in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data Sourced from Bloomberg
Copyright © 2021 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2021 Russell Investments

	2016	2017	2018	2019	2020	2021
Carpenter Technology Corporation	$100.00	$115.70	$165.10	$153.00	$79.20	$135.50
S&P Midcap 400	$100.00	$116.70	$130.40	$130.00	$119.20	$180.20
Russell Materials & Processing Growth	$100.00	$115.70	$135.80	$153.30	$170.20	$243.50

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2021, employees surrendered 26,606 shares to the Company, at an average purchase price of $43.98, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 6.  Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Five-Year Financial Summary
(Fiscal years ended June 30,)

($ in millions, except share data)	2021 (a)	2020 (b)	2019 (c)	2018 (d)	2017 (e)
Summary of Operations:
Net sales	$1,475.6	$2,181.1	$2,380.2	$2,157.7	$1,797.6
Operating (loss) income	$(248.6)	$25.3	$241.4	$189.3	$121.5
Net (loss) income	$(229.6)	$1.5	$167.0	$188.5	$47.0
Financial Position at Year-End:
Cash and cash equivalents	$287.4	$193.1	$27.0	$56.2	$66.3
Total assets	$2,971.2	$3,227.2	$3,187.8	$3,007.0	$2,878.1
Long-term debt, net of current portion	$694.5	$551.8	$550.6	$545.7	$550.0
Per Common Share:
Net (loss) earnings:
Basic	$(4.76)	$0.02	$3.46	$3.96	$0.99
Diluted	$(4.76)	$0.02	$3.43	$3.92	$0.99
Cash dividend-common	$0.80	$0.80	$0.80	$0.72	$0.72
Weighted Average Common Shares Outstanding:
Basic	48.3	48.1	47.7	47.2	47.0
Diluted	48.3	48.2	48.1	47.6	47.1

(a) Fiscal year 2021 included $52.2 million of LIFO decrement charges, $4.2 million of inventory write-down charges, $52.8 million of goodwill impairment charges and $16.6 million of restructuring and asset impairment charges. See Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this report.

(b) Fiscal year 2020 included $34.6 million of goodwill impairment charges, $29.3 million of inventory write-downs from restructuring and $68.5 million of restructuring and asset impairment charges related to exiting the oil and gas business in our PEP segment, the closure of two domestic powder facilities, a twenty percent global salaried workforce reduction and other asset impairments. See Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this report.

(c) Fiscal year 2019 included $1.2 million of acquisition-related costs related to LPW Technology Ltd. See Note 5 in the Notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this report.

(d) Fiscal year 2018 included $68.3 million of discrete income tax net benefits related to the U.S. tax reform and other legislative changes. See Note 18 in the Notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this report.

(e) Fiscal year 2017 included $3.2 million of loss on divestiture of business.
See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that affect the comparability of the "Selected Financial Data".

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Our discussions below in this Item 7 should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this annual report on Form 10-K.

We are a producer and distributor of premium specialty alloys, including titanium alloys, powder metals, stainless steels, alloy steels, and tool steels. We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, medical, transportation, energy, industrial and consumer markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing ("AM") processes and soft magnetics applications. We have expanded our AM capabilities to provide a complete "end-to-end" solution to accelerate materials innovation and streamline parts production. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

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

While we prepare our financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), we also utilize and present certain financial measures that are not based on or included in U.S. GAAP (we refer to these as "Non-GAAP financial measures"). Please see the section "Non-GAAP Financial Measures" below for further discussion of these financial measures, including the reasons why we use such financial measures and reconciliations of such financial measures to the nearest U.S. GAAP financial measures.

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2021	2020	2019
Net sales	$1,475.6	$2,181.1	$2,380.2

Net sales excluding surcharge revenue (1)	$1,252.8	$1,828.7	$1,942.1

Operating (loss) income	$(248.6)	$25.3	$241.4

Net (loss) income	$(229.6)	$1.5	$167.0

Diluted (loss) earnings per share	$(4.76)	$0.02	$3.43

Purchases of property, plant, equipment and software	$100.5	$171.4	$180.3

Free cash flow (1)	$132.0	$21.8	$(53.7)

Pounds sold (in thousands) (2)	169,706	231,736	267,536

(1)  See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

(2)  Includes pounds from Specialty Alloys Operations segment, and certain Performance Engineered Products segment businesses including Dynamet and Additive businesses only.

Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2021		2020		2019
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$710.9	48%	$1,313.7	60%	$1,327.9	56%
Medical	143.5	10%	197.0	9%	205.0	8%
Transportation	144.5	10%	132.1	6%	157.7	6%
Energy	87.8	6%	135.4	6%	181.7	8%
Industrial and Consumer	292.1	20%	296.0	14%	371.5	16%
Distribution	96.8	6%	106.9	5%	136.4	6%
Total net sales	$1,475.6	100%	$2,181.1	100%	$2,380.2	100%

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

During the fiscal year ended June 30, 2021, we evaluated the need for settlement accounting under Accounting Standards Codification ("ASC') 715-30-35-82 based on the higher than normal lump-sum payments made during the current fiscal year in our largest defined benefit plan. We determined that the lump-sum payments exceeded the threshold of service cost and interest cost components and settlement accounting was required. We recorded a settlement charge of $11.4 million in the year ended June 30, 2021 within other expense (income), net.

The following is a summary of the net periodic benefit costs for the years ended June 30, 2021, 2020 and 2019:

	Years Ended June 30,
($ in millions)	2021	2020	2019
Pension plans	$21.3	$12.2	$9.8
Other postretirement plans	3.3	3.1	1.8
Net periodic benefit costs	$24.6	$15.3	$11.6

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

During the year ended June 30, 2020, in connection with a restructuring plan, we reduced our global salaried positions by twenty percent. In certain cases, employees were eligible for severance benefits under one of our pension plans. As a result, $3.5 million was funded from our qualified pension plan to cover severance payments and medical coverage for impacted participants.

Net periodic benefit costs are recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense (income), net. The following is a summary of the classification of net pension expense for the years ended June 30, 2021, 2020 and 2019:

	Years Ended June 30,
($ in millions)	2021	2020	2019
Service cost included in Cost of sales	$10.8	$11.0	$10.0
Service cost included in Selling, general and administrative expenses	1.5	1.5	1.5
Pension earnings, interest and deferrals included in Other expense (income), net	0.9	2.8	0.1
Settlement charge included in Other expense (income), net	11.4	—	—
Net periodic benefit costs	$24.6	$15.3	$11.6

As of June 30, 2021 and 2020, amounts capitalized in gross inventory were $1.0 million and $1.6 million, respectively.

Operating Performance Overview

For fiscal year 2021, we reported net loss of $229.6 million, or $4.76 loss per diluted share, compared with net income of $1.5 million, or $0.02 earnings per diluted share for fiscal year 2020. Our fiscal year 2021 ended strong with overall end-use market conditions showing signs of recovery. We finished the fiscal year with $582.0 million in total liquidity, including $287.4 million of cash on hand. Fiscal year 2021 has been a challenging yet successful year for Carpenter Technology. Over the past year we executed various portfolio initiatives and targeted cost reductions, further implemented the Carpenter Operating Model to secure notable productivity gains and generated $132 million of free cash flow, which we define under "Non-GAAP Financial Measurers" below. We also expanded and further strengthened key customer relationships and added additional qualifications for our Athens, Alabama facility. We believe that our efforts will prove critical to our financial position as demand conditions across our end-use markets are strengthening, and we believe the beginning of a broad-based recovery is taking shape. We remain a critical solutions provider for our customers and have successfully deepened our relationships during the downturn. The long-term outlook for our end-use markets remains attractive and we are well positioned given our mission-critical solutions coupled with leading capabilities and established supply chain position.

Results of Operations — Fiscal Year 2021 Compared to Fiscal Year 2020

For fiscal year 2021, we reported net loss of $229.6 million, or $4.76 loss per diluted share. Excluding special items, loss per diluted share would have been $2.01 for fiscal year 2021. This compares with net income of $1.5 million, or $0.02 per diluted share, a year earlier. Excluding special items, earnings per share would have been $2.36 per diluted share for fiscal year 2020. The results for fiscal year 2021 compared to the same period a year ago were negatively impacted by the significantly lower volume due to the COVID-19 pandemic, targeted inventory reductions to strengthen liquidity and non-cash restructuring and asset impairment charges. These headwinds were partially offset by the various cost savings actions taken by us in fiscal year 2021 and the fourth quarter of fiscal year 2020. Our fiscal year 2021 results were impacted by a goodwill impairment charge totaling $52.8 million, LIFO decrement charges of $52.2 million, COVID-19 charges of $17.3 million, restructuring and asset impairment charges of $16.6 million, pension settlement charges of $11.4 million, debt extinguishment losses, net of $8.2 million and inventory write-downs from restructuring of $4.2 million. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that have historical costs in excess of the current year inventory costs. Our fiscal year 2020 results reflect goodwill impairment charges totaling $34.6 million, inventory write-downs and restructuring and asset impairment charges of $97.8 million, LIFO decrement charges of $1.8 million and COVID-19 charges of $7.4 million.

Net Sales

Net sales for fiscal year 2021 were $1,475.6 million, which was a 32 percent decrease from fiscal year 2020. Excluding surcharge revenue, sales were 31 percent lower than fiscal year 2020 on 27 percent lower volume. The results reflect the on-going financial disruptions caused by COVID-19, resulting in lower sales across all end-use markets except transportation versus the prior year period.

Geographically, sales outside the United States decreased 30 percent from fiscal year 2020 to $549.0 million. The decrease was primarily due to lower product demand in the Aerospace and Defense and Medical end-use markets in all regions. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $3.8 million increase in sales during fiscal year 2021 compared to fiscal year 2020. International sales as a percentage of our total net sales represented 37 percent and 36 percent for fiscal year 2021 and fiscal year 2020, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period.

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$710.9	$1,313.7	$(602.8)	(46)%
Medical	143.5	197.0	(53.5)	(27)%
Transportation	144.5	132.1	12.4	9%
Energy	87.8	135.4	(47.6)	(35)%
Industrial and Consumer	292.1	296.0	(3.9)	(1)%
Distribution	96.8	106.9	(10.1)	(9)%
Total net sales	$1,475.6	$2,181.1	$(705.5)	(32)%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$598.8	$1,072.1	$(473.3)	(44)%
Medical	128.2	177.2	(49.0)	(28)%
Transportation	115.9	108.7	7.2	7%
Energy	70.5	116.4	(45.9)	(39)%
Industrial and Consumer	243.1	248.1	(5.0)	(2)%
Distribution	96.3	106.2	(9.9)	(9)%
Total net sales excluding surcharge revenue	$1,252.8	$1,828.7	$(575.9)	(31)%

Sales to the Aerospace and Defense market decreased 46 percent from fiscal year 2020 to $710.9 million. Excluding surcharge revenue, sales decreased 44 percent on 47 percent lower shipment volume. The results reflect weaker year-over-year demand in all sub-markets due to the continued impact of lower aircraft OEM build rates due to COVID-19 travel restrictions.

Sales to the Medical market decreased 27 percent to $143.5 million from fiscal year 2020. Excluding surcharge revenue, sales decreased 28 percent on 24 percent lower shipment volume. The results reflect lower demand as a result of the medical supply chain managing inventory levels closely related to ongoing concerns and delays of elective medical procedures due to the COVID-19 pandemic.

Transportation market sales of $144.5 million reflected a 9 percent increase from fiscal year 2020. Excluding surcharge revenue, sales increased 7 percent on 12 percent higher shipment volume. The results reflect improved demand for materials used in light-duty and heavy-duty vehicles in fiscal year 2021.

Sales to the Energy market of $87.8 million reflected a 35 percent decrease from fiscal year 2020. Excluding surcharge revenue, sales decreased 39 percent. The results reflect depressed North American drilling activity and decreased demand globally as a result of the impact of COVID-19. This is slightly offset by higher demand in power generation materials. The prior year results include a full year of sales for the Amega West business, which we divested on September 30, 2020.

Industrial and Consumer market sales decreased 1 percent to $292.1 million for fiscal year 2021. Excluding surcharge revenue, sales decreased 2 percent on 4 percent higher shipment volume. The flat results reflect the ongoing demand for materials used in select industrial applications and steady demand for consumer electronics and sporting goods.

Gross Profit

Gross profit in fiscal year 2021 decreased to $1.0 million, or 0.1 percent of net sales, from $329.4 million, or 15.1 percent of net sales for fiscal year 2020. The current year results were impacted by significantly lower volume resulting from the COVID-19 pandemic, continued targeted inventory reductions which resulted in a $52.2 million LIFO decrement charge and $4.2 million of inventory write-downs from restructuring. Excluding the impact of the surcharge revenue, LIFO decrement and the inventory write-downs, our adjusted gross margin in fiscal year 2021 was 4.6 percent compared to adjusted gross margin of 19.7 percent in fiscal year 2020.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin excluding the impact of the LIFO decrement and inventory write-downs from restructuring. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2021	2020
Net sales	$1,475.6	$2,181.1
Less: surcharge revenue	222.8	352.4
Net sales excluding surcharge revenue	$1,252.8	$1,828.7

Gross profit	$1.0	$329.4
LIFO decrement	52.2	1.8
Inventory write-downs from restructuring	4.2	29.3
Gross profit excluding special items	$57.4	$360.5

Gross margin	0.1%	15.1%

Gross margin excluding surcharge revenue and special items	4.6%	19.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2021 were $180.2 million, or 12.2 percent of net sales (14.4 percent of net sales excluding surcharge revenue), compared to $201.0 million, or 9.2 percent of net sales (11.0 percent of net sales excluding surcharge revenue), in fiscal year 2020. The lower selling, general and administrative expenses in fiscal year 2021 reflect the impacts of the cost saving actions initiated in the fourth quarter of fiscal year 2020 including lower salaries and benefits compared to the same period a year ago.

Restructuring and Asset Impairment Charges

During fiscal year 2021, restructuring and asset impairment charges were $16.6 million compared to $68.5 million in fiscal year 2020. Additional restructuring activities were executed in our Additive business in the PEP segment during fiscal year 2021. This included $14.2 million of non-cash pre-tax impairment charges consisting of $8.2 million of property, plant and equipment, $4.3 million associated with certain definite lived intangible assets, $1.3 million related to a lease right of use asset and $0.4 million of other non-cash charges. We also recognized $0.4 million for facility shut-down costs and various personnel costs for severance payments, medical coverage and related items.

We recorded $2.0 million of non-cash impairment pre-tax charges as a result of the Amega West business exit primarily related to accounts receivable determined to be uncollectible.

Activities undertaken in connection with the fiscal year 2021 Additive restructuring plan are expected to be substantially complete in the first quarter of fiscal year 2022.

Goodwill Impairment Charge

Our long-term projections for the Additive reporting unit within the PEP segment have been impacted by slower than expected growth in additive manufacturing applications which was further compounded by the effects from COVID-19. As a result, during fiscal year 2021 we recorded an impairment charge of $52.8 million, which represented the entire remaining balance of goodwill for this reporting unit. During the fiscal year ended June 30, 2020 we recorded an impairment charge of $34.6 million for the Additive reporting unit, which represented a portion of the balance of the goodwill recorded for this reporting unit.

Operating (Loss) Income

Our operating loss in fiscal year 2021 was $248.6 million, or 16.8 percent of net sales, as compared with $25.3 million of operating income, or 1.2 percent of net sales, in fiscal year 2020. Excluding surcharge revenue and special items, adjusted operating margin was 8.4 percent for fiscal year 2021 and 9.1 percent for fiscal year 2020. The results for fiscal year 2021 compared to the same period a year ago were negatively impacted by the significantly lower volume due to the COVID-19 pandemic, targeted inventory reductions to strengthen liquidity and non-cash restructuring and asset impairment charges. These headwinds were partially offset by the various cost savings actions taken in fiscal year 2021 and the fourth quarter of fiscal year 2020. Our fiscal year 2021 results were also impacted by goodwill impairment charges totaling $52.8 million, LIFO decrement charges of $52.2 million, COVID-19 charges of $17.3 million, restructuring and asset impairment charges of $16.6 million, and inventory write-downs from restructuring of $4.2 million.

The following presents our operating (loss) income and operating margin, in each case excluding the impact of surcharge on net sales and excluding special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2021	2020
Net sales	$1,475.6	$2,181.1
Less: surcharge revenue	222.8	352.4
Net sales excluding surcharge revenue	$1,252.8	$1,828.7

Operating (loss) income	$(248.6)	$25.3

Special items:
LIFO decrement	52.2	1.8
COVID-19 costs	17.3	7.4
Inventory write-downs from restructuring	4.2	29.3
Restructuring and asset impairment charges	16.6	68.5
Goodwill impairment	52.8	34.6
Adjusted operating (loss) income excluding special items	$(105.5)	$166.9

Operating margin	(16.8)%	1.2%

Adjusted operating margin excluding surcharge revenue and special items	(8.4)%	9.1%

Interest Expense, Net and Debt Extinguishment Losses, Net

Fiscal year 2021 interest expense, net was $32.7 million compared to $19.8 million in fiscal year 2020. We have historically used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate; all interest rate swaps were terminated as of September 30, 2020 in connection with the prepayment of the related $250.0 million notes. Interest expense, net for fiscal year 2021 includes net gains from interest rate swaps of $0.4 million compared with $1.4 million of net gains from interest rate swaps for fiscal year 2020. Capitalized interest reduced interest expense by $8.1 million for fiscal year 2021 and by $9.0 million in fiscal year 2020. Debt extinguishment losses, net in fiscal year 2021 include $10.5 million of debt prepayment costs on the notes due July 2021 partially offset by gains of $2.3 million on the related interest rate swaps that were terminated in connection with the prepayment.

Other Expense (Income), Net

Other expense for fiscal year 2021 was $8.4 million compared with other income of $0.6 million a year ago. The fiscal year 2021 expense is primarily due to pension settlement charges of $11.4 million. There were no pension settlement charges in fiscal year 2020.

Income Taxes

Our effective tax rate (income tax (benefit) expense as a percent of (loss) income before taxes) for fiscal year 2021 was 22.9 percent as compared to 75.4 percent for fiscal year 2020. The fiscal year 2021 tax benefit includes the unfavorable impacts of the $52.8 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized, as well as, tax benefits of $2.8 million associated with pension settlement charges, $2.0 million associated with debt extinguishment losses, net, $5.0 million for the impact of restructuring and asset impairment charges and $0.7 million as a result of changes in our prior year tax positions. Additionally, the anticipated benefit for the carryback of the current year net operating loss to fiscal years with higher tax rates is included in the period. Also included is a tax charge of $1.4 million attributable to employee share-based compensation. Excluding the tax impact of the non-deductible goodwill impairment charge, pension settlement charges, debt extinguishment losses, net restructuring and asset impairment charges and changes in our prior year tax positions, the tax rate for fiscal year 2021 would have been 28.2 percent. The fiscal year 2020 tax expense includes the unfavorable impact of the $10.7 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized, as well as, tax benefits of $27.0 million for the impact of restructuring and asset impairment charges and $1.0 million as a result of changes in our prior year tax positions. Excluding the impact of the non-deductible goodwill impairment charge, restructuring and asset impairment charges and changes in the our prior year tax positions, the tax rate for fiscal year 2020 would have been 23.6 percent.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted on March 27, 2020. The CARES Act established new provisions, including but not limited to, expanded deduction of certain qualified capital expenditures, delayed payment of certain employment taxes, expanded use of net operating losses, reduced limitations on deductions of interest expense and extension of funding for defined benefit plans. The net operating loss provision is expected to provide incremental tax benefits of approximately $7.0 million due to the higher tax rates in the expanded carryback period. The other provisions in the CARES Act are not expected to have a significant impact on our financial position, results of operations or cash flows.

Undistributed earnings of our foreign subsidiaries, totaling $56.4 million were considered permanently reinvested. If these earnings were to be repatriated, approximately $0.8 million of tax expense would be incurred.

See Note 18 to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data" for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 20 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

The following table includes comparative information for volumes by business segment:

	Fiscal Year		$ (Decrease)	% (Decrease)
(Pounds sold, in thousands)	2021	2020
Specialty Alloys Operations	166,942	221,784	(54,842)	(25)%
Performance Engineered Products *	7,936	12,260	(4,324)	(35)%
Intersegment	(5,172)	(2,308)	(2,864)	(124)%
Consolidated pounds sold	169,706	231,736	(62,030)	(27)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Specialty Alloys Operations	$1,262.2	$1,831.6	$(569.4)	(31)%
Performance Engineered Products	259.8	401.1	(141.3)	(35)%
Intersegment	(46.4)	(51.6)	5.2	10%
Total net sales	$1,475.6	$2,181.1	$(705.5)	(32)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Specialty Alloys Operations	$1,042.8	$1,483.0	$(440.2)	(30)%
Performance Engineered Products	255.9	395.2	(139.3)	(35)%
Intersegment	(45.9)	(49.5)	3.6	7%
Total net sales excluding surcharge revenue	$1,252.8	$1,828.7	$(575.9)	(31)%

Specialty Alloys Operations Segment

Net sales in fiscal year 2021 for the SAO segment decreased 31 percent to $1,262.2 million, as compared with $1,831.6 million in fiscal year 2020. Excluding surcharge revenue, net sales decreased 30 percent from a year ago. The fiscal year 2021 net sales reflected 25 percent lower shipment volume as compared to fiscal year 2020. The SAO segment results reflect lower sales in the Aerospace and Defense and Medical end-use markets compared to the prior year caused by the market impact from the COVID-19 pandemic. Sales in the Transportation end-use market increased in fiscal year 2021 compared to fiscal year 2020.

Operating loss for the SAO segment in fiscal year 2021 was $87.4 million, or negative 6.9 percent of net sales (negative 8.4 percent of net sales excluding surcharge revenue), compared to operating income of $239.0 million, or 13.0 percent of net sales (16.1 percent of net sales excluding surcharge revenue), for fiscal year 2020. Fiscal year 2021 included LIFO decrement charges of $47.9 million compared to $1.8 million in fiscal year 2020. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that have historical costs in excess of the current year inventory costs. The fiscal year 2021 results also include $14.6 million of COVID-19 related costs compared to $6.5 million in fiscal year 2020.

Performance Engineered Products Segment

Net sales for fiscal year 2021 for the PEP segment were $259.8 million as compared with $401.1 million for fiscal year 2020. Excluding surcharge revenue, net sales decreased 35 percent from a year ago. The results reflect decreases in sales in all end-use markets. This included lower demand in the Medical end-use market from delays in elective procedures caused by COVID-19. The current year net sales results reflect the divestiture of the Amega West business on September 30, 2020.

Operating loss for the PEP segment for fiscal year 2021 was $16.5 million, or negative 6.4 percent of net sales, as compared with operating loss of $10.4 million, or negative 2.6 percent of net sales for fiscal year 2020. Fiscal year 2021 included LIFO decrement charges of $4.3 million. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that have historical costs in excess of the current year inventory costs. The fiscal year 2021 results also include $2.7 million of COVID-19 related costs compared to $0.9 million in fiscal year 2020.

Results of Operations — Fiscal Year 2020 Compared to Fiscal Year 2019

For fiscal year 2020, we reported net income of $1.5 million, or $0.02 per diluted share. Excluding special items, earnings per share would have been $2.36 per diluted share for fiscal year 2020. This compared to net income of $167.0 million, or $3.43 per diluted share, for fiscal year 2019. Excluding special items, earnings per share would have been $3.46 per diluted share for fiscal year 2019. Our fiscal year 2020 results reflect goodwill impairment charges totaling $34.6 million and inventory write-downs and restructuring and asset impairment charges of $97.8 million.
Net Sales

Net sales for fiscal year 2020 were $2,181.1 million, which was an 8 percent decrease from fiscal year 2019. Excluding surcharge revenue, sales were 6 percent lower than fiscal year 2019 on 13 percent lower volume. The results reflect higher demand and better mix during the first half of fiscal year 2020. This improvement was negated in the second half of fiscal year 2020 by the financial disruptions caused by COVID-19, resulting in lower demand across all end-use markets versus the prior year period.

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

Sales to the Aerospace and Defense market decreased 1 percent from fiscal year 2019 to $1,313.7 million. Excluding surcharge revenue, sales increased 2 percent on 4 percent lower shipment volume. The results reflect stronger demand for materials used across all aerospace sub-markets and defense during the first half of the current fiscal year offset by lower build rates caused by the global travel halt in the second half of fiscal year 2020 due to the COVID-19 pandemic.

Sales to the Medical market decreased 4 percent to $197.0 million from fiscal year 2019. Excluding surcharge revenue, sales increased 1 percent on 5 percent lower shipment volume. The results reflect the impact of temporary delays of elective medical procedures from the COVID-19 pandemic during the second half of fiscal year 2020 compared to the prior year period.

Transportation market sales of $132.1 reflected a 16 percent decrease from fiscal year 2019. Excluding surcharge revenue, sales decreased 14 percent on 20 percent lower shipment volume. The results reflect decreased demand caused by COVID-19 related plant closures and production disruptions in North America, Asia and Europe in the second half of fiscal year 2020.

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

Gross Profit

Gross profit in fiscal year 2020 decreased to $329.4 million, or 15.1 percent of net sales from $444.8 million, or 18.7 percent of net sales for fiscal year 2019. During the fiscal year ended June 30, 2020 we recorded $1.8 million of LIFO decrement charges and $29.3 million of inventory write-downs related to targeted cost reduction actions including exiting the oil and gas business in our PEP segment and the closure of two powder facilities. Fiscal year 2020 results were impacted by the COVID-19 pandemic and the 737 MAX production halt. Fiscal year 2020 results were also negatively impacted by an accelerated inventory reduction program.

Excluding the impact of the surcharge revenue, LIFO decrement and the inventory write-downs, our gross margin in fiscal year 2020 was 19.7 percent compared to 22.9 percent in fiscal year 2019. The results reflect the impact of improved product mix and capacity gains during the first half of fiscal year 2020 offset by incremental costs and productivity losses due to COVID-19. Fiscal year 2019 also reflects an $11.4 million benefit related to an insurance recovery in our third fiscal quarter of fiscal year 2019.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin. We present and discuss these financial measures because management believes removing the impact of surcharge provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2020	2019
Net sales	$2,181.1	$2,380.2
Less: surcharge revenue	352.4	438.1
Net sales excluding surcharge revenue	$1,828.7	$1,942.1

Gross profit	$329.4	$444.8
LIFO decrement	1.8	—
Inventory write-downs from restructuring	29.3	—
Gross profit excluding special items	$360.5	$444.8

Gross margin	15.1%	18.7%

Gross margin excluding surcharge revenue and special items	19.7%	22.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2020 were $201.0 million, or 9.2 percent of net sales (11.0 percent of net sales excluding surcharge revenue), compared to $203.4.million, or 8.5 percent of net sales (10.5 percent of net sales excluding surcharge revenue), in fiscal year 2019. Selling, general and administrative expenses were relatively flat in fiscal year 2020 compared to fiscal year 2019. Fiscal year 2020 results reflect lower salary costs and variable compensation expense offset by higher spending in key growth areas including additive manufacturing compared to the same period a year ago.

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

Activities undertaken in connection with the fiscal year 2020 restructuring plan were substantially complete in the first quarter of fiscal year 2021.

Goodwill Impairment Charge

Our long-term projections for the Additive reporting unit within the PEP Segment have been impacted by slower than expected growth in additive manufacturing applications which was further compounded by the effects from COVID-19. As a result, during fiscal year 2020 we recorded an impairment charge of $34.6 million, which represented a portion of the balance of the goodwill recorded for this reporting unit. No goodwill impairment charges were incurred during the fiscal year ended June 30, 2019.

Operating Income

Our operating income in fiscal year 2020 decreased to $25.3 million, or 1.2 percent of net sales as compared with $241.4 million, or 10.1 percent of net sales in fiscal year 2019. Excluding surcharge revenue and special items, adjusted operating margin was 9.1 percent for fiscal year 2020 and 12.5 percent for fiscal year 2019. The second half of fiscal year 2020 was negatively impacted by the financial disruptions of COVID-19 and the Boeing 737 MAX production halt compared to fiscal year 2019. During this time, we executed targeted cost reduction actions and portfolio restructurings including exiting the oil and gas business in our PEP segment, closure of two domestic powder facilities, global salaried workforce reductions and other asset impairments. These actions resulted in LIFO decrement charges of $1.8 million, COVID-19 costs of $7.4 million, inventory write-downs of $29.3 million and restructuring and asset impairment charges of $68.5 million in fiscal year 2020. Operating income in fiscal year 2020 was also impacted by a goodwill impairment charge of $34.6 million.

The following presents our operating income and operating margin, in each case excluding the impact of surcharge on net sales and excluding special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2020	2019
Net sales	$2,181.1	$2,380.2
Less: surcharge revenue	352.4	438.1
Net sales excluding surcharge revenue	$1,828.7	$1,942.1

Operating income	$25.3	$241.4

Special items:
LIFO decrement	1.8	—
COVID-19 costs	7.4	—
Inventory write-downs from restructuring	29.3	—
Acquisition-related costs	—	1.2
Restructuring and asset impairment charges	68.5	—
Goodwill impairment	34.6	—
Adjusted operating income excluding special items	$166.9	$242.6

Operating margin	1.2%	10.1%

Adjusted operating margin excluding surcharge revenue and special items	9.1%	12.5%
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

Other Income, Net

Other income for fiscal year 2020 of $0.6 million was consistent with other income of $0.6 million in fiscal year 2019.

Income Taxes

Our effective tax rate (income tax expense as a percent of income before taxes) for fiscal year 2020 was 75.4 percent as compared to 22.7 percent for fiscal year 2019. The fiscal year 2020 tax expense includes tax benefits of $1.0 million as a result of changes in our prior tax positions as well as a $2.0 million charge for non-deductible goodwill impairment. The effective tax rate for fiscal year 2020 as compared to 2019 reflects the magnified impact of permanent adjustments on a significantly lower pre-tax income.

Fiscal year 2019 income tax expense includes tax benefits of $1.8 million as a result of changes in our prior year tax positions.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted on March 27, 2020. The CARES Act established new provisions, including but not limited to, expanded deduction of certain qualified capital expenditures, delayed payment of certain employment taxes, expanded use of net operating losses, reduced limitations on deductions of interest expense and extension of funding for defined benefit plans. We are continuing to evaluate these provisions but do not anticipate the CARES Act will have a significant impact on our financial position, results of operations or cash flows.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act included provisions that reduced the federal corporate income tax rate, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings (i.e. transition tax), and changed certain business deductions including allowing for immediate expensing of certain qualified capital expenditures and limitation on deductions of interest expense. During fiscal year 2019, we recorded a discrete tax benefit of $0.2 million for the transition tax offset by a discrete tax charge of $0.2 million for the re-measurement of deferred tax assets and liabilities. The accounting for the income tax effects of the Tax Cuts and Jobs Act was completed by December 31, 2018. Under the Tax Cuts and Jobs Act the transition tax is being paid over an eight year period beginning in fiscal year 2019.

Undistributed earnings of our foreign subsidiaries, totaling $61.7 million were considered permanently reinvested. Following enactment of the Act, the repatriation of cash to the U.S. is generally no longer taxable for federal income tax purposes. If these earnings were to be repatriated, approximately $0.1 million of tax expense would be incurred.

See Note 18 to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data"
for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 20 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2020	2019
Specialty Alloys Operations	221,784	256,360	(34,576)	(13)%
Performance Engineered Products *	12,260	13,752	(1,492)	(11)%
Intersegment	(2,308)	(2,576)	268	10%
Consolidated pounds sold	231,736	267,536	(35,800)	(13)%

* Pounds sold data for PEP segment includes Dynamet, Carpenter Powder Products and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2020	2019
Specialty Alloys Operations	$1,831.6	$1,967.3	$(135.7)	(7)%
Performance Engineered Products	401.1	479.8	(78.7)	(16)%
Intersegment	(51.6)	(66.9)	15.3	23%
Total net sales	$2,181.1	$2,380.2	$(199.1)	(8)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2020	2019
Specialty Alloys Operations	$1,483.0	$1,536.6	$(53.6)	(3)%
Performance Engineered Products	395.2	467.0	(71.8)	(15)%
Intersegment	(49.5)	(61.5)	12.0	20%
Total net sales excluding surcharge revenue	$1,828.7	$1,942.1	$(113.4)	(6)%

Specialty Alloys Operations Segment

Net sales in fiscal year 2020 for the SAO segment decreased 7 percent to $1,831.6 million, as compared with $1,967.3 million in fiscal year 2019. Excluding surcharge revenue, net sales decreased 3 percent from fiscal year 2019. The fiscal year 2020 net sales reflected 13 percent lower shipment volume as compared to fiscal year 2019. The SAO segment results reflect higher sales and stronger product mix in key end-use markets during the first half of fiscal year 2020 offset by the impacts of the 737 MAX production halt and the COVID-19 pandemic during the second half of fiscal year 2020.

Operating income for the SAO segment in fiscal year 2020 was $239.0 million, or 13.0 percent of net sales (16.1 percent of net sales excluding surcharge revenue), compared to $282.2 million, or 14.3 percent of net sales (18.4 percent of net sales excluding surcharge revenue), for fiscal year 2019. The decrease in operating income reflects productivity losses and impacts from an accelerated inventory reduction program in the second half of the current fiscal year due to the COVID-19 pandemic. This was partially offset by the impact of the higher valued product mix and demand in our premium products during the first half of fiscal year 2020.

Performance Engineered Products Segment

Net sales for fiscal year 2020 for the PEP segment were $401.1 million as compared with $479.8 million for fiscal year 2019. Excluding surcharge revenue, net sales decreased 15 percent from fiscal year 2019. The results reflect decreases in sales in all end-use markets except the Medical end-use market. Prolonged weakness in the oil and gas sub-market and impacts of tariffs were the primary drivers for the Energy and Distribution end-use market declines, respectively.

Operating loss for the PEP segment for fiscal year 2020 was $10.4 million, or 2.6 percent of net sales, as compared with operating income of $30.0 million, or 6.3 percent of net sales for fiscal year 2019. Fiscal year 2020 results were impacted by weak demand in the oil and gas sub-market, the ongoing trade actions and tariffs on our distribution business and the impacts of COVID-19. The prior year results were impacted by an $11.4 million benefit related to an insurance recovery. During fiscal year 2020 we approved a plan to exit the oil and gas business in our PEP segment and close two domestic powder facilities.

Liquidity and Financial Resources

During fiscal year 2021, we generated cash from operating activities of $250.0 million as compared with $231.8 million in fiscal year 2020. Our free cash flow, which we define under "Non-GAAP Financial Measures" below, was positive $132.0 million as compared to positive $21.8 million for the same period a year ago. The change in operating cash flow primarily reflects the impact of lower earnings after non-cash adjustments to net income in fiscal year 2021 offset by improvements in working capital compared to a year ago. The current year reflects impacts from targeted inventory reductions to strengthen liquidity. Cash generated from reductions in inventory was $238.5 million and $29.5 million in fiscal years 2021 and 2020, respectively. During the year ended June 30, 2021, we generated cash from accounts payable of $22.4 million compared to the use of cash of $109.9 million in the same period a year ago. The free cash flow results reflect lower capital spending levels in the current period as compared to the prior year period. Fiscal year 2021 results also include $20.0 million of proceeds related to the sale of our Amega West business.

Capital expenditures for property, plant, equipment and software were $100.5 million for fiscal year 2021 as compared to $171.4 million for fiscal year 2020. In fiscal year 2022, we expect capital expenditures to be approximately $125 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for fiscal year 2021 were $39.1 million, as compared to $38.8 million in the prior year period. In fiscal years 2021, 2020 and 2019 we declared and paid quarterly cash dividends of $0.20 per share.

For the fiscal years ended June 30, 2021, 2020 and 2019, interest costs totaled $40.8 million, $28.8 million and $31.1 million, respectively, of which $8.1 million, $9.0 million and $5.1 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. Debt extinguishment losses, net for the year ended June 30, 2021 includes $10.5 million of debt prepayment costs on notes due July 2021, offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment. For the years ended June 30, 2020 and 2019, there were no debt extinguishment losses, net.

During fiscal year 2021, we made required minimum pension contributions of $19.9 million in total to three of our qualified pension plans. We are not required to make cash contributions to our qualified pension plans during fiscal year 2022 as a result of the American Rescue Plan Act of 2021. Over the next five years, current estimates indicate that we will be required to make approximately $5.7 million of cash contributions to our pension plans, based on the laws in effect for pension funding as of June 30, 2021, and subject to market returns and interest rate assumptions.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

On March 26, 2021, we entered into our $300.0 million secured revolving Credit Facility. The Credit Facility amended and restated the previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility made several changes from the prior Credit Agreement. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, our outstanding $300.0 million 4.45 percent Senior Notes due in March 2023 are not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility will be due. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to our right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

As of June 30, 2021, we had $5.4 million of issued letters of credit and no short-term borrowings under the Credit Facility. The balance of the Credit Agreement, $294.6 million, remains available to us. From time to time during the year ended June 30, 2021, we have borrowed under our Credit Facility. The weighted average daily borrowing under the Credit Facility during the fiscal year ended June 30, 2021 was approximately $13.0 million with daily outstanding borrowings ranging from $0.0 million to $170.0 million. As of June 30, 2021, the borrowing rate for the Credit Facility was 2.10 percent.

We believe that our total liquidity of $582.0 million, as of June 30, 2021, which includes cash and cash equivalents of $287.4 million and available borrowing capacity of $294.6 million under our credit facility, will be sufficient to fund our cash needs over the foreseeable future.

As of June 30, 2021, we had cash and cash equivalents of approximately $44.0 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the fiscal year ended June 30, 2021, we repatriated cash of $11.4 million from foreign jurisdictions.

We are subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires us to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period in which the interest coverage covenant is waived, the Credit Facility requires that we maintain a minimum available liquidity of $150.0 million which is defined in the Credit Facility as the aggregate amount of loans available to be drawn under the facility plus non-restricted cash and cash equivalents as defined therein. In addition, we are subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of June 30, 2021, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2021:

Covenant	Covenant Requirement	Actual Ratio
Consolidated debt to capital	55% (maximum)	33%
Available liquidity (excludes certain foreign cash)	$150.0 (minimum)	$543.0 million
Asset coverage ratio	1.10 to 1.00	60.67 to 1.00
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

Net Sales and Gross Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and special items and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding the inventory write-downs from gross profit and gross margin is helpful in analyzing our operating performance as the inventory write-downs from restructuring are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of "Gross Profit" for a reconciliation of net sales and gross margin, excluding surcharge revenue and special items, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Adjusted Operating (Loss) Income and Adjusted Operating Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of operating (loss) income and operating margin as adjusted to exclude the impact of raw material surcharge revenue and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from operating margin is helpful in analyzing our operating performance, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of operating (loss) income for a reconciliation of adjusted operating (loss) income and adjusted operating margin excluding special items to operating (loss) income and operating margin determined in accordance with U.S. GAAP. Adjusted operating (loss) income and adjusted operating margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating (loss) income and operating margin calculated in accordance with U.S. GAAP.

Adjusted (Loss) Earnings Per Share

The following provides a reconciliation of adjusted (loss) earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share data)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Year ended June 30, 2021, as reported	$(297.9)	$68.3	$(229.6)	$(4.76)

Special items:
LIFO decrement	52.2	(14.9)	37.3	0.77
COVID-19 costs	17.3	(5.0)	12.3	0.25
Inventory write-downs from restructuring	4.2	(1.0)	3.2	0.07
Restructuring and asset impairment charges	16.6	(4.0)	12.6	0.26
Goodwill impairment	52.8	(0.1)	52.7	1.09
Debt extinguishment losses, net	8.2	(2.0)	6.2	0.13
Pension settlement charges	11.4	(2.8)	8.6	0.18
Total impact of special items	162.7	(29.8)	132.9	2.75

Year ended June 30, 2021, as adjusted	$(135.2)	$38.5	$(96.7)	$(2.01)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.3 million for the fiscal year ended June 30, 2021.

($ in millions, except per share data)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2020, as reported	$6.1	$(4.6)	$1.5	$0.02

Special items:
LIFO decrement	1.8	(0.4)	1.4	0.03
COVID-19 costs	7.4	(1.5)	5.9	0.12
Inventory write-downs from restructuring	29.3	(6.0)	23.3	0.49
Restructuring and asset impairment charges	68.5	(14.0)	54.5	1.13
Goodwill impairment	34.6	(7.1)	27.5	0.57
Total impact of special items	141.6	(29.0)	112.6	2.34

Year ended June 30, 2020, as adjusted	$147.7	$(33.6)	$114.1	$2.36

* Impact per diluted share calculated using weighted average common shares outstanding of 48.2 million for the fiscal year ended June 30, 2020.

Management believes that the presentation of (loss) earnings per share adjusted to exclude the impact of special items is helpful in analyzing the operating performance of the Company, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company's board of directors and others. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted (loss) earnings per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, (loss) earnings per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2021	2020	2019
Net cash provided from operating activities	$250.0	$231.8	$232.4
Purchases of property, plant, equipment and software	(100.5)	(171.4)	(180.3)
Acquisition of business, net of cash acquired	—	—	(79.0)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.6	0.2	0.4
Proceeds from divestiture of business	20.0	—	—
Proceeds from insurance recovery	—	—	11.4
Dividends paid	(39.1)	(38.8)	(38.6)
Free cash flow	$132.0	$21.8	$(53.7)

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management's current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to bad debts, customer claims, inventories, pensions and other postretirement benefits, intangible assets, goodwill, leases, environmental liabilities, income taxes, derivative instruments and hedging activities and contingencies and litigation.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. We value other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2021 and 2020, $107.5 million and $136.3 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Since the LIFO inventory valuation methodology is designed for annual determination, interim estimates of the annual LIFO valuation are required. We evaluate the effects of the LIFO inventory valuation method on an interim basis by estimating the expected annual LIFO cost based on cost changes to date and recognize effects that are not expected to be replaced by year-end in the interim period in which the liquidation occurs. These projections of annual LIFO inventory valuation reserve changes are updated quarterly and are evaluated based upon material, labor and overhead costs.

Pension and Other Postretirement Benefits

The amount of net pension expense, which is determined annually, or upon remeasurement, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan's investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the allocation policy for pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets. Return seeking assets include domestic and international equities and diversified loan funds. Liability matching assets include long duration bond funds. As the funding level of the plan improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy. The plan discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan's anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by $2.7 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by $0.9 million.

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

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The cash flow forecasts are developed based on assumptions about each reporting unit's markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance.

The discount rates used in the discounted cash flow are estimated based on a market participant's perspective of each reporting unit's weighted average cost of capital. The terminal value, which represents the value attributed to the reporting unit beyond the forecast period, is estimated using a perpetuity growth rate assumption. The income tax rates used in the discounted cash flow analysis represent estimates of the long-term statutory income tax rates for each reporting unit based on the jurisdictions in which the reporting units operate.

In preparing the financial statements for the quarter ended December 31, 2020, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit has experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the quarter ended December 31, 2020 we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and current market conditions, the pace of growth in the future projections for the Additive reporting unit were lowered. We determined the goodwill associated with this reporting unit was impaired and recorded an impairment charge of $52.8 million during the quarter ended December 31, 2020, which represents the entire balance of goodwill for this reporting unit. No other asset impairment was identified at the impairment testing date. The carrying value of the Additive reporting unit was greater than the fair value by approximately 37.7 percent. For purposes of the discounted cash flow technique for Additive's fair value, we used a weighted average cost of capital of 15.5 percent and a terminal growth rate assumption of 3.0 percent. If a terminal growth rate of 4.0 percent was used the Additive reporting unit would have a carrying value in excess of fair value of approximately 34.2 percent, still resulting in a full impairment.

As of June 30, 2021 we have three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2021 was $195.5 million and represents approximately 81 percent of total goodwill as of June 30, 2021. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of June 30, 2021 of $31.9 million and $14.0 million, respectively.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques. As of June 30, 2021, the fair value of the SAO reporting unit exceeded the carrying value by approximately 26.3 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, a weighted average cost capital of 9.0 percent and a terminal growth rate assumption of 3.0 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 30, 2021, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 22.0 percent.

All other goodwill is associated with the PEP segment, which includes two reporting units with goodwill recorded. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the PEP segment reporting units. The fair values of the two remaining PEP segment reporting units exceeded their carrying values, in each case, by 45 percent or more.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business projections, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation. We continuously monitor for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units. Given the ongoing uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on the reporting units as adverse changes to these assumptions could result in future impairments.

Leases

Determination of whether a contract is or contains a lease at contract inception is based on the presence of identified assets and the right to obtain substantially all of the economic benefit from or to direct the use of such assets. When it is determined a lease exists, a right-of-use ("ROU") asset and corresponding lease liability are recorded on the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most leases, an incremental borrowing rate is used. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease contracts with a term of 12 months or less are not recorded in the consolidated balance sheets. Fixed lease expense is recognized for operating leases on a straight-line basis over the lease term. Lease agreements with lease and non-lease components, are accounted for as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability.

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2021 and 2020.

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

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive loss component of stockholders' equity. The unrealized gains or losses are reclassified to the statement of operations when the hedged transaction affects earnings or if the anticipated transactions are no longer expected to occur. We may use interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the consolidated statement of operations. We have also used forward interest rate swaps to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. We also use foreign currency forward contracts to protect certain short-term asset or liability positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data".

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Contractual Obligations

At June 30, 2021, we had the following contractual obligations and other commercial commitments and contingencies:

		Fiscal Year
($ in millions)	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt (1)	$700.0	$—	$300.0	$—	$—	$—	$400.0
Estimated interest payments (2)	184.2	37.6	37.6	24.2	24.2	24.2	36.4
Operating leases	53.2	10.2	8.6	6.4	4.1	3.4	20.5
Qualified pension plan contributions (3)	24.0	—	—	—	0.7	5.0	18.3
Accrued post-retirement benefits (4)	140.0	14.4	14.8	14.6	14.4	14.3	67.5
Purchase obligations (5)	250.3	173.4	54.5	21.2	0.8	0.4	—
Non-qualified pension benefits (6)	32.8	3.5	3.4	3.4	3.4	3.3	15.8
Total	$1,384.5	$239.1	$418.9	$69.8	$47.6	$50.6	$558.5

(1)        Refer to Note 11 of our Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data".

(2)       Estimated interest payments for long-term debt were calculated based on the applicable rates and payment dates for long-term debt outstanding as of June 30, 2021. No interest payments are included for any potential borrowings under our revolving credit facility.

(3)       Qualified pension plan contributions represent required minimum contributions for plan years beginning January 1, 2020 and thereafter. The amounts were calculated based on actuarial valuations as prescribed by pension funding regulations in the United States effective June 30, 2021. Estimated fiscal year contributions have been included through fiscal year 2031. The actual required pension contributions in future periods may be different.

(4)       Postretirement benefits for certain plans may be paid from corporate assets or certain designated plan assets maintained in a Voluntary Employee Benefit Association ("VEBA") Trust. During fiscal years 2021, 2020 and 2019, benefit payments were funded using assets in the VEBA Trust. Estimated fiscal year postretirement benefit payments have been included through fiscal year 2031.

(5)       We have entered into purchase commitments primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. We used June 30, 2021 raw material prices for commitments with variable pricing.

(6)        Pension benefits for certain non-qualified plans are paid from corporate assets. There is no guarantee that future payments will be paid from corporate assets rather than plan assets.

Market Sensitive Instruments and Risk Management

See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2021 and 2020 were $16.0 million and $16.0 million, respectively.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption; (17) potential impacts of the COVID-19 pandemic on our operations, financial results and financial position; (18) our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; (19) our status as a "critical", "essential" or "life-sustaining" business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; (20) our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic; and (21) our ability to successfully carry out restructuring and business exit activities on the expected terms and timelines. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 17 to the consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data", in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2021, we had approximately $11.7 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 42 percent of these net deferred losses relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of June 30, 2021 is provided in Note 17 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data". Assuming on June 30, 2021, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 8.  Financial Statements and Supplementary Data

Management's Responsibilities for Financial Reporting

Management prepared the financial statements included in this Annual Report on Form 10-K and is responsible for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on management's best judgments and estimates. Financial information elsewhere in this Annual Report is consistent with that in the financial statements.

Carpenter maintains a system of internal controls, supported by a code of conduct, designed to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded for the preparation of financial information. We believe Carpenter's system of internal controls provides this appropriate balance. The system of internal controls and compliance is continually monitored by Carpenter's internal audit staff.

The Audit/Finance Committee of the Board of Directors, composed of independent directors, meets regularly with management, Carpenter's internal auditors and our independent registered public accounting firm to consider audit results and to discuss significant internal control, auditing and financial reporting matters. Both the independent registered public accounting firm and internal auditors have unrestricted access to the Audit/Finance Committee.

Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of Carpenter's internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, management concluded that, as of June 30, 2021, Carpenter's internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter's internal control over financial reporting as of June 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended June 30, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended June 30, 2020.

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

Goodwill Impairment Assessment – Specialty Alloys Operations and Dynamet Reporting Units

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $241.4 million as of June 30, 2021 and the goodwill associated with the Specialty Alloys Operations (SAO) and Dynamet reporting units was $195.5 million and $31.9 million, respectively. Goodwill is annually tested for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a weighting of discounted cash flows and market multiples valuation techniques for the SAO and Dynamet reporting units. The discounted cash flow technique requires the use of cash flow forecasts. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The market multiples valuation technique includes significant judgment in the determination of the market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the SAO and Dynamet reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurement of the SAO and Dynamet reporting units using the discounted cash flow and market multiples valuation techniques, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (i) the revenue growth rates, gross margin and weighted average cost of capital for the SAO reporting unit, and (ii) the revenue growth rates and gross margin for the Dynamet reporting unit. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the discounted cash flow and market multiples valuation techniques; (iii) testing the completeness, accuracy and relevance of underlying data used in developing the estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, gross margin and weighted average cost of capital for the SAO reporting unit and the revenue growth rates and gross margin for the Dynamet reporting unit. Evaluating management’s assumptions related to the revenue growth rates, gross margin and weighted average cost of capital involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and market multiple valuation techniques, and the weighted average cost of capital and market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

August 19, 2021

We have served as the Company's auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2021, 2020 and 2019

($ in millions, except per share data)	2021	2020	2019
Net sales	$1,475.6	$2,181.1	$2,380.2
Cost of sales	1,470.4	1,822.4	1,935.4
Cost of sales - inventory write-downs from restructuring	4.2	29.3	—
Gross profit	1.0	329.4	444.8

Selling, general and administrative expenses	180.2	201.0	203.4
Restructuring and asset impairment charges	16.6	68.5	—
Goodwill impairment	52.8	34.6	—
Operating (loss) income	(248.6)	25.3	241.4

Interest expense, net	32.7	19.8	26.0
Debt extinguishment losses, net	8.2	—	—
Other expense (income), net	8.4	(0.6)	(0.6)

(Loss) income before income taxes	(297.9)	6.1	216.0
Income tax (benefit) expense	(68.3)	4.6	49.0

Net (loss) income	$(229.6)	$1.5	$167.0

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(4.76)	$0.02	$3.46
Diluted	$(4.76)	$0.02	$3.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.3	48.1	47.7
Diluted	48.3	48.2	48.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years ended June 30, 2021, 2020 and 2019

($ in millions)	2021	2020	2019
Net (loss) income	$(229.6)	$1.5	$167.0
Other comprehensive income (loss), net of tax	.6
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	—	—	(1.0)
Pension and postretirement benefits (losses), net of tax of $(55.3), $13.2 and $23.2, respectively	175.2	(41.0)	(72.9)
Net gain (loss) on derivative instruments, net of tax of $(5.7), $(1.2) and $13.3, respectively	18.0	3.7	(37.6)
Marketable securities gain, net of tax of $0.0, $0.0 and $0.0, respectively	—	—	0.3
Foreign currency translation	12.5	(8.9)	(0.8)
Other comprehensive income (loss), net of tax	205.7	(46.2)	(112.0)
Comprehensive (loss) income, net of tax	$(23.9)	$(44.7)	$55.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2021, 2020 and 2019

($ in millions)	2021	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(229.6)	$1.5	$167.0
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	123.6	123.9	121.5
LIFO decrement	52.2	1.8	—
Goodwill impairment charge	52.8	34.6	—
Non-cash inventory write-downs from restructuring	4.2	29.3	—
Non-cash restructuring and asset impairment charges	16.2	56.4	—
Debt extinguishment losses, net	8.2	—	—
Deferred income taxes	(33.6)	(0.4)	16.5
Net pension expense	24.6	15.3	11.6
Share-based compensation expense	10.4	10.9	17.6
Net loss on disposal of property, plant, and equipment and assets held for sale	0.3	0.2	1.2
Gain on insurance recovery	—	—	(11.4)
Changes in working capital and other:
Accounts receivable	(14.9)	90.3	(5.3)
Inventories	238.5	29.5	(94.0)
Other current assets	(33.9)	(20.5)	6.8
Accounts payable	22.4	(109.9)	20.1
Accrued liabilities	33.8	(18.1)	(4.9)
Pension plan contributions	(19.9)	(6.5)	(5.5)
Other postretirement plan contributions	(2.7)	(3.5)	(3.1)
Other, net	(2.6)	(3.0)	(5.7)
Net cash provided from operating activities	250.0	231.8	232.4
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(100.5)	(171.4)	(180.3)
Acquisition of business, net of cash acquired	—	—	(79.0)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.6	0.2	0.4
Proceeds from insurance recovery	—	—	11.4
Proceeds from divestiture of business	20.0	—	—
Proceeds from sales and maturities of marketable securities	—	—	2.9
Net cash used for investing activities	(78.9)	(171.2)	(244.6)
FINANCING ACTIVITIES
Credit agreement borrowings	—	351.1	163.9
Credit agreement repayments	—	(181.1)	(163.9)
Net change in short-term credit agreement borrowings	(170.0)	(19.7)	19.7
Proceeds from issuance of long-term debt, net of offering costs	395.5	—	—
Payments on long-term debt	(250.0)	—	—
Payments for debt extinguishment costs, net	(8.2)	—	—
Payments for debt issue costs	(2.5)	—	—
Dividends paid	(39.1)	(38.8)	(38.6)
Proceeds from stock options exercised	0.5	4.3	3.9
Withholding tax payments on share-based compensation awards	(2.3)	(8.0)	(4.4)
Net cash (used for) provided from financing activities	(76.1)	107.8	(19.4)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(2.3)	2.4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94.3	166.1	(29.2)
Cash and cash equivalents at beginning of year	193.1	27.0	56.2
Cash and cash equivalents at end of year	$287.4	$193.1	$27.0
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2021 and 2020

($ in millions, except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$287.4	$193.1
Accounts receivable, net of allowance for doubtful accounts of $6.5 million and $4.6 million at June 30, 2021 and 2020, respectively	308.7	292.3
Inventories	425.7	724.3
Other current assets	95.6	56.6
Total current assets	1,117.4	1,266.3
Property, plant and equipment, net	1,457.5	1,498.1
Goodwill	241.4	290.4
Other intangibles, net	43.1	52.1
Deferred income taxes	5.3	4.9
Other assets	106.5	115.4
Total assets	$2,971.2	$3,227.2

LIABILITIES
Current liabilities:
Short-term credit agreement borrowings	$—	$170.0
Accounts payable	142.4	124.2
Accrued liabilities	163.9	157.9
Total current liabilities	306.3	452.1
Long-term debt	694.5	551.8
Accrued pension liabilities	222.6	399.5
Accrued postretirement benefits	98.6	137.4
Deferred income taxes	156.9	130.2
Other liabilities	100.0	110.5
Total liabilities	1,578.9	1,781.5

Contingencies and commitments (see Note 13)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,024,619 shares at June 30, 2021 and 56,012,748 shares at June 30, 2020; outstanding 48,040,676 shares at June 30, 2021 and 47,850,468 shares at June 30, 2020	280.1	280.1
Capital in excess of par value	322.6	321.4
Reinvested earnings	1,299.3	1,568.0
Common stock in treasury (7,983,943 shares and 8,162,280 shares at June 30, 2021 and 2020, respectively), at cost	(317.4)	(325.8)
Accumulated other comprehensive loss	(192.3)	(398.0)
Total stockholders' equity	1,392.3	1,445.7
Total liabilities and stockholders' equity	$2,971.2	$3,227.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2021, 2020 and 2019

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury		Accumulated Other Comprehensive (Loss) Income	Total Equity
Balances at June 30, 2018	$278.6	$310.0	$1,475.9	$(338.8)		$(239.8)	$1,485.9
Cumulative adjustment upon adoption of ASU 2017-12			1.0			(1.0)	—
Net income			167.0				167.0
Pension and postretirement benefits loss, net of tax						(72.9)	(72.9)
Marketable securities gain, net of tax						0.3	0.3
Net loss on derivative instruments, net of tax						(37.6)	(37.6)
Foreign currency translation						(0.8)	(0.8)
Cash dividends:
Common @ $0.80 per share			(38.6)				(38.6)
Share-based compensation plans		6.9		6.0			12.9
Stock options exercised	0.4	3.5					3.9
Balances at June 30, 2019	279.0	320.4	1,605.3	(332.8)		(351.8)	1,520.1
Net income			1.5				1.5
Pension and postretirement benefits loss, net of tax						(41.0)	(41.0)
Net gain on derivative instruments, net of tax						3.7	3.7
Foreign currency translation						(8.9)	(8.9)
Cash dividends:
Common @ $0.80 per share			(38.8)				(38.8)
Share-based compensation plans	0.5	(2.7)		7.0			4.8
Stock options exercised	0.6	3.7					4.3
Balances at June 30, 2020	280.1	321.4	1,568.0	(325.8)	—	(398.0)	1,445.7
Net loss			(229.6)				(229.6)
Pension and postretirement benefits gain, net of tax						175.2	175.2
Net gain on derivative instruments, net of tax						18.0	18.0
Foreign currency translation						12.5	12.5
Cash dividends:
Common @ $0.80 per share			(39.1)				(39.1)
Share-based compensation plans		0.8		8.4			9.2
Stock options exercised		0.4					0.4
Balances at June 30, 2021	$280.1	$322.6	$1,299.3	$(317.4)		$(192.3)	$1,392.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2021, 2020 and 2019

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2018	55,712,229	(8,520,485)	47,191,744
Stock options exercised	96,514	—	96,514
Share-based compensation plans	—	182,105	182,105
Balances at June 30, 2019	55,808,743	(8,338,380)	47,470,363
Stock options exercised	117,049	—	117,049
Share-based compensation plans	86,956	176,100	263,056
Balances at June 30, 2020	56,012,748	(8,162,280)	47,850,468
Stock options exercised	11,871	—	11,871
Share-based compensation plans	—	178,337	178,337
Balances at June 30, 2021	56,024,619	(7,983,943)	48,040,676

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies
Basis of Presentation

Certain amounts in the consolidated statements of operations, consolidated statements of cash flows and consolidated balance sheets as presented in Carpenter Technology’s Report on Form 10-K as of and for the year ended June 30, 2020 have been reclassified to conform to the current year presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $14.4 million, $25.8 million and $22.6 million for the years ended June 30, 2021, 2020 and 2019, respectively, is recognized when performance obligations are satisfied under the terms of a customer order or contract. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product, based on the applicable shipping terms, or when the service is performed. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of operations.

Research and Development

Research and development expenditures, which amounted to $19.7 million, $28.0 million and $23.3 million in fiscal years 2021, 2020 and 2019, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of operations. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of outstanding amounts. Trade credit is extended based upon periodic evaluation of each customer's ability to perform its obligations. The Company determines accounts receivable allowances based on an aging of accounts and a review of specific accounts identified as collection risks. The Company does not require collateral to secure accounts receivable.

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2021 and 2020, $107.5 million and $136.3 million of inventory, respectively, was accounted for using a method other than the LIFO method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, Plant and Equipment and Depreciation

Fixed assets are stated at historical cost, with the exception of assets acquired through acquisitions, which are recorded at fair value, less accumulated depreciation. Depreciation for financial reporting purposes is computed by the straight-line method over the estimated useful lives of the assets. Upon disposal, assets and related depreciation are removed from the accounts and the differences between the net amounts and proceeds from disposal are generally included in cost of goods sold in the consolidated statements of operations.

Computer Software and Amortization

Computer software is included in property, plant and equipment, net on the consolidated balance sheets and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives ranging from 3 to 12 years.

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is tested annually for impairment as of June 30, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Such events or circumstances include a decline in general economic conditions, adverse changes in the industry and markets, poor financial performance affecting earnings and cash flows and a trend of negative or declining cash flows over multiple periods.

Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a discounted cash flow technique for the Additive reporting unit. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and remaining two PEP segment reporting units with goodwill.

The discounted cash flow technique requires the use of cash flow forecasts. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The market multiples valuation technique includes significant judgment in the determination of the market multiples. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

Intangible assets

The costs of intangible assets, consisting principally of trademarks, trade names, non-compete arrangements, technology, patents and customer relationships are amortized on a straight-line basis over the estimated useful lives ranging from 5 to 30 years. The gross carrying amount and related accumulated amortization are removed from the accounts upon full amortization or impairment.

Impairment of Long-Lived Assets

Long-lived assets subject to amortization, including property, plant, equipment and intangible assets, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2021 and 2020. The liabilities, net of present value discount, for this former operating site were $11.2 million and $11.2 million, as of June 30, 2021 and 2020, respectively.

Derivative Financial Instruments

All derivative financial instruments are recorded on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or other comprehensive income (loss). The Company enters into derivative financial instruments to hedge certain anticipated transactions, firm commitments or assets and liabilities denominated in foreign currencies. In addition, the Company, from time to time, utilizes interest rate swaps to convert fixed rate debt to floating rate debt.

Foreign Currency Translation

Assets and liabilities of international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year.  The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive income (loss) until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other expense (income), net in the consolidated statements of operations.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

Deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of the Company's assets and liabilities.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

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

(Loss) Earnings per Share

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal year 2021, no single customer accounted for 10 percent or more of total net sales. During fiscal years 2020 and 2019, one customer, Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent and 11 percent, respectively, of total net sales. For the years ended June 30, 2020 and 2019, 90 percent of sales to Howmet Aerospace Inc. were reported by the SAO segment and 10 percent were reported by the PEP segment, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2021 and 2020.

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

The global spread of the COVID-19 pandemic has created significant economic volatility, uncertainty and disruption. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial position will depend on numerous evolving factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers' demand for our goods and services and our vendors ability to supply us with raw materials; the impact of providing a safe working environment to our employees, our ability to sell and provide our goods and services, which may be limited as a result of travel restrictions and people working from home; the ability of our customers to pay for our goods and services; and any closures of our offices and facilities and our customers' offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.     Restructuring Charges and Asset Impairment Charges

Fiscal Year 2021

During fiscal year 2021, restructuring and asset impairment charges were $16.6 million. Additional restructuring actions were executed within the Company's Additive business in the PEP segment. This included $14.2 million of non-cash pre-tax impairment charges related to $8.2 million of property, plant and equipment, $4.3 million associated with certain definite lived intangible assets, $1.3 million related to a lease right of use asset and $0.4 million of other non-cash charges. The Company also recognized $0.4 million for facility shut-down costs and various personnel-related costs for severance payments, medical coverage and related items.

The Company also recorded $2.0 million of non-cash pre-tax impairment charges as a result of the Amega West business exit primarily related to accounts receivable determined to be uncollectible.

Fiscal Year 2020

During fiscal year 2020, restructuring and asset impairment charges were $68.5 million. As a result of the prolonged weakness in oil and gas drilling and exploration activities and the impact this weakness had on certain reporting units in the PEP segment, the Company approved a plan to exit the Amega West oil and gas business. As a result, the Company recognized restructuring charges of $31.1 million. This included non-cash pre-tax impairment charges of $26.8 million on certain long-lived assets, of which $21.2 million related to property, plant and equipment and $5.6 million associated with certain definite lived intangible assets during the year ended June 30, 2020. The Company also recognized $4.3 million for facility shut-down costs and various personnel costs for severance payments, medical coverage and related items.

The Company recorded a pre-tax charge of $20.7 million during the year ended June 30, 2020 to reflect site closure costs for two domestic powder facilities in the PEP segment consisting of non-cash adjustments of property, plant and equipment and other assets.

During the year ended June 30, 2020, the Company implemented a restructuring plan aimed at reducing fixed costs by eliminating 20 percent of global salaried positions across all business segments. In connection with this restructuring plan and other cost saving actions, the Company recorded a pre-tax charge of $8.4 million during the year ended June 30, 2020 consisting primarily of various personnel-related costs for severance payments, medical coverage and related items. Of this charge, $0.9 million was recorded as non-cash forfeiture income related to share-based compensation in fiscal year 2020 and $3.5 million was paid from the Company's qualified pension plan in fiscal year 2021.

The Company recorded a pre-tax charge of $8.3 million during the year ended June 30, 2020 to reflect a non-cash write-down of software related to costs for an enterprise resource system that will not be implemented at a particular business unit.

There were no restructuring and asset impairment charges for fiscal year 2019.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reserve balances and activity for restructuring charges at June 30, 2021 and 2020 were as follows:

	June 30,
($ in millions)	2021	2020
Reserve balance beginning of year	$9.5	$—
Restructuring charges excluding non-cash impairments	1.2	13.0
Cash payments	(9.3)	(3.5)
Reserve balance end of year	$1.4	$9.5

3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13 Financial Instruments - Credit Losses (Topic 326). This guidance added a new impairment model, known as the current expected credit loss model ("CECL"), which is based on expected losses rather than incurred losses that were recognized under the Allowance for Loan and Lease Losses accounting standard. Under this model, an entity is required to recognize an allowance equivalent to its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts and other loan commitments. This model does not have a minimum threshold for recognition of impairment losses and requires the measurement of expected credit losses on assets that have a low risk of loss. This guidance will need to be considered in future assessments of credit losses. The adoption of ASU 2016-13 did not materially impact the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14 Reference Rate Reform (Subtopic 715-20). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. Amendments that effect the Company's disclosure include the following: (i) elimination of presenting the amounts in accumulated other comprehensive income expected to be recognized (i.e., amortization of net actuarial losses and prior service costs) as non-service components of net periodic benefit cost over the next fiscal year; (ii) for postretirement health care benefits, elimination of the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit cost and (b) benefit obligation. These amendments are effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The adoption of ASU 2018-14 did not materially impact the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848). The guidance in ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not materially impact the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 Leases (Topic 842) which replaced the prior guidance in ASC 840, Leases. The standard improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2016-02 in the first quarter of fiscal year 2020 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets. The Company's ROU assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. Upon adoption of the new lease guidance, the Company recorded a ROU asset and lease liability on the consolidated balance sheet for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. The adoption of the standard had no impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flows. There was no cumulative effect of adopting the standard at the date of initial application in reinvested earnings.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases. The Company has elected the practical expedient to not separate lease components from nonlease components for all asset classes. The Company recognizes lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company also made a policy election to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. Since adopted, the Company has expanded the disclosure of operating leases included in Note 14.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to reinvested earnings for standard tax effects resulting from the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act). ASU 2018-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2018-02 in the first quarter of fiscal year 2020. The adoption of ASU 2018-02 did not materially impact the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU 2018-15 was effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company early adopted the provisions of ASU 2018-15 in the first quarter of fiscal year 2020 and elected the prospective adoption method. The adoption of ASU 2018-15 did not materially impact the consolidated financial statements.

Recently Issued Accounting Pronouncements - Pending Adoption

At this time there are no recently issued pronouncements, pending adoption, that would materially impact the Company.

4.    Revenue

The Company recognizes revenue in accordance with Topic 606, Revenue from Contracts. The Company applies the five-step model in the FASB's guidance, which requires the Company to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation.

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

Each customer purchase order or contract sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, which generally depend upon the Company's customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company exercises judgment to estimate the most likely amount of variable consideration at each reporting date.

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

Amounts billed to customers for shipping and handling activities to fulfill the Company's promise to transfer the goods are included in revenues and costs incurred by the Company for the delivery of goods are classified as cost of sales in the consolidated statements of operations. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $8.6 million and $12.3 million at June 30, 2021 and 2020, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations and Performance Engineered Products. Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company's overall revenues by end-use markets and geography for years ended June 30, 2021, 2020 and 2019 were as follows:

End-Use Market Data	Years Ended June 30,
($ in millions)	2021	2020	2019
Aerospace and Defense	$710.9	$1,313.7	$1,327.9
Medical	143.5	197.0	205.0
Transportation	144.5	132.1	157.7
Energy	87.8	135.4	181.7
Industrial and Consumer	292.1	296.0	371.5
Distribution	96.8	106.9	136.4
Total net sales	$1,475.6	$2,181.1	$2,380.2

Geographic Data	Years Ended June 30,
($ in millions)	2021	2020	2019
United States	$926.6	$1,393.4	$1,606.7
Europe	242.7	387.4	387.2
Asia Pacific	194.4	237.5	196.3
Mexico	48.8	67.0	81.6
Canada	32.9	54.2	67.8
Other	30.2	41.6	40.6
Total net sales	$1,475.6	$2,181.1	$2,380.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.                                      Acquisition and Divestiture

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

On October 22, 2018, the Company acquired all the outstanding shares of LPW Technology Ltd. ("LPW"), for a cash purchase price of $79.0 million, net of cash acquired. The acquisition combines LPW's metal powder lifecycle management technology and processes with the Company's technical expertise in producing highly engineered metal powders and additively manufactured components. The purchase price allocation was completed in the fourth quarter of fiscal year 2019 and resulted in the purchase price being allocated to: $2.1 million of accounts receivable, $4.5 million of inventory, $0.5 million of other current assets, $11.9 million of property, plant and equipment, $11.4 million of identifiable intangible assets, $59.0 million of goodwill, $4.4 million of accounts payable, $2.5 million of current liabilities and $3.5 million of other liabilities. The goodwill represented the benefits the Company expected to realize from LPW's metal powder lifecycle management technology and processes combined with the Company's technical expertise in producing highly engineered metal powders and additively manufactured components.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.                                      (Loss) Earnings per Common Share

The Company calculates basic and diluted (loss) earnings per share using the two class method. Under the two class method, (loss) earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The (loss) earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted (loss) earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the year ended June 30, 2021, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted (loss) earnings per common share for the years ended June 30, 2021, 2020 and 2019 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2021	2020	2019
Net (loss) income	$(229.6)	$1.5	$167.0
Dividends allocated to participating securities	(0.4)	(0.4)	(1.9)

(Loss) earnings available for common shareholders used in calculation of basic (loss) earnings per share	$(230.0)	$1.1	$165.1

Weighted average number of common shares outstanding, basic	48.3	48.1	47.7

Basic (loss) earnings per common share	$(4.76)	$0.02	$3.46

Net (loss) income	$(229.6)	$1.5	$167.0
Dividends allocated to participating securities	(0.4)	(0.4)	(1.9)

(Loss) earnings available for common shareholders used in calculation of diluted (loss) earnings per share	$(230.0)	$1.1	$165.1

Weighted average number of common shares outstanding, basic	48.3	48.1	47.7
Effect of shares issuable under share-based compensation plans	—	0.1	0.4

Weighted average number of common shares outstanding, diluted	48.3	48.2	48.1

Diluted (loss) earnings per common share	$(4.76)	$0.02	$3.43

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2021	2020	2019
Stock options	—	1.3	0.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.                                      Inventories

Inventories consisted of the following components at June 30, 2021 and 2020:

	June 30,
($ in millions)	2021	2020
Raw materials and supplies	$115.0	$217.6
Work in process	206.2	312.3
Finished and purchased products	104.5	194.4
Total inventory	$425.7	$724.3

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $238.8 million and $134.5 million higher as of June 30, 2021 and 2020, respectively. Current cost of LIFO-valued inventories was $557.0 million at June 30, 2021 and $722.5 million at June 30, 2020. The reductions in LIFO-valued inventories increased cost of sales by $52.2 million, increased net loss by $37.3 million and negatively impacted diluted loss per share by $0.77 during fiscal year 2021. The reductions in LIFO-valued inventories increased cost of sales by $1.8 million, decreased net income by $1.4 million and negatively impacted diluted earnings per share by $0.03 during fiscal year 2020. There was no impact to cost of sales, net income or earnings per share during fiscal year 2019 from reductions in LIFO-valued inventories.

In fiscal year 2021, the Company recorded $4.2 million of inventory impairments within the Additive reporting unit which is part of the PEP segment as a result of restructuring actions. During fiscal year 2020, the Company recorded a $29.3 million inventory adjustment related to certain reporting units in the PEP segment due to targeted cost reduction actions including exiting the oil and gas business and the closure of two domestic powder facilities.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.                                      Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following components at June 30, 2021 and 2020:

	June 30,
($ in millions)	2021	2020
Land	$36.5	$35.1
Buildings and building equipment	537.6	538.5
Machinery and equipment	2,234.6	2,226.4
Capitalized software	221.2	91.7
Construction in progress	120.0	235.9
Total at cost	3,149.9	3,127.6
Less: accumulated depreciation and amortization	1,692.4	1,629.5
Total property, plant, and equipment, net	$1,457.5	$1,498.1

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30
Capitalized software	3 – 12

During fiscal year 2021, the Company placed into service a new enterprise resource planning system and began amortization of this system. The Company reclassified both the current and prior year capitalized software costs that were reported in the other assets line item on the consolidated balance sheet in the prior year financial statements to the property, plant and equipment, net line item in the current year financial statements. This reclassification is a result of these assets being of greater significance in relation to other assets and total assets in the current year and the Company believes presentation as property, plant and equipment, net is more meaningful to the user of the financial statements.

As a result of targeted cost reduction activities, as further described in Note 2, the Company executed restructuring activities within the Additive reporting unit in both fiscal years 2021 and 2020. As a result, the Company recorded an impairment charge related to property, plant and equipment of $8.2 million during fiscal year 2021. During fiscal year 2020 the Company approved a plan to exit the oil and gas business and closed two powder facilities in the PEP segment. As a result, the Company recorded an impairment charge related to property, plant and equipment of $31.4 million in fiscal year 2020.

Depreciation for the years ended June 30, 2021, 2020 and 2019 was $104.7 million, $111.0 million and $108.1 million, respectively. Amortization related to capitalized software amounted to $12.0 million, $5.3 million and $6.1 million for the years ended June 30, 2021, 2020 and 2019, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.                                      Goodwill and Other Intangible Assets, Net

Goodwill

As of June 30, 2021, the Company has three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2021 was $195.5 million and represents approximately 81 percent of total goodwill as of June 30, 2021. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of June 30, 2021 of $31.9 million and $14.0 million, respectively.

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

The fair value for the Additive reporting unit was estimated using a discounted cash flow technique. The Company determined the goodwill associated with the Additive reporting unit was impaired and recorded an impairment charge of $52.8 million during the quarter ended December 31, 2020, which represented the entire balance of goodwill.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques. As of June 30, 2021, the fair value of the SAO reporting unit exceeded the carrying value by approximately 26.3 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, the Company used a weighted average cost capital of 9.0 percent and a terminal growth rate assumption of 3.0 percent. If the long-term growth rate of this reporting unit had been hypothetically reduced by 0.5 percent at June 30, 2021, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 22.0 percent.

All other goodwill is associated with the PEP segment, which includes two reporting units with goodwill recorded. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the PEP segment reporting units. The fair values of the two remaining PEP segment reporting units exceeded their carrying values, in each case, by 45 percent or more. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, the Company will continue to evaluate the impact on the reporting units as adverse changes to these assumptions could result in future impairments.

Accumulated goodwill impairment losses of $134.6 million are related solely to the PEP segment. The changes in the carrying amount of goodwill by reportable segment for fiscal years 2021 and 2020 were as follows:

($ in millions)	June 30, 2019	Impairment	Other	June 30, 2020	Impairment	Other	June 30, 2021
Goodwill	$373.6	$—	$(1.4)	$372.2	$—	$3.8	$376.0
Accumulated impairment losses	(47.2)	(34.6)	—	(81.8)	(52.8)	—	(134.6)
Total goodwill	$326.4	$(34.6)	$(1.4)	$290.4	$(52.8)	$3.8	$241.4

Specialty Alloys Operations	$195.5	$—	$—	$195.5	$—	$—	$195.5
Performance Engineered Products	130.9	(34.6)	(1.4)	94.9	(52.8)	3.8	45.9
Total goodwill	$326.4	$(34.6)	$(1.4)	$290.4	$(52.8)	$3.8	$241.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets, Net

		June 30, 2021			June 30, 2020
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks and trade names	15 - 30	$29.9	$(24.3)	$5.6	$33.5	$(25.4)	$(1.5)	$6.6
Customer relationships	10 - 15	70.8	(44.1)	26.7	76.9	(41.2)	(1.2)	34.5
Non-compete agreements	5	—	—	—	0.2	(0.1)	(0.1)	—
Technology	10 - 15	3.6	(2.8)	0.8	7.3	(1.5)	(4.5)	1.3
Patents	14 - 20	11.4	(1.4)	10.0	11.4	(1.7)	—	9.7
Total		$115.7	$(72.6)	$43.1	$129.3	$(69.9)	$(7.3)	$52.1

The Company recorded $6.9 million of amortization expense related to intangible assets during fiscal year 2021, $8.3 million during fiscal year 2020 and $7.3 million during fiscal year 2019. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $6.8 million in fiscal years 2022 and 2023, $6.6 million in fiscal year 2024 and $6.5 million in fiscal years 2025 and 2026.

During the year ended June 30, 2021, the Company impaired $4.3 million of net carrying amount related to technology and customer relationships within the Additive reporting unit. The impairment was the result of a restructuring plan to consolidate certain operations within the Additive business in the PEP segment. There was no remaining carrying value for these assets as of June 30, 2021.

As a result of targeted cost reduction activities, in fiscal year 2020 the Company approved a plan to exit the oil and gas business and closed two powder facilities in the PEP segment. As a result, the Company recorded an impairment charge of $7.3 million of net carrying amount related to definite lived intangible assets during fiscal year 2020. There was no remaining carrying value for these assets as of June 30, 2020.

10.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2021 and 2020:

	June 30,
($ in millions)	2021	2020
Accrued compensation and benefits	$81.4	$50.4
Accrued interest expense	16.2	10.4
Accrued postretirement benefits	14.4	14.0
Current portion of lease liabilities	9.0	11.5
Contract liabilities	8.6	12.3
Derivative financial instruments	4.2	11.1
Accrued pension liabilities	3.5	20.2
Accrued income taxes	0.5	1.0
Other	26.1	27.0
Total accrued liabilities	$163.9	$157.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    Debt
On July 10, 2020, the Company completed its offering and sale of $400.0 million in aggregate principal amount of 6.375% Senior Notes due 2028 (the "Notes"). The Notes accrue interest at the rate of 6.375% per annum, with interest payable in cash semi-annually in arrears on each January 15th and July 15th, commencing January 15, 2021. The Notes will mature on July 15, 2028. The Notes are senior unsecured indebtedness of the Company, ranking equally in right of payment with all its existing and future senior unsecured indebtedness and senior to any future subordinated indebtedness. The Company utilized a portion of the net proceeds from the issuance of the Notes to repay in full $250.0 million in aggregate principal amount of its senior unsecured notes due July 2021. The Company used or intends to use the remaining net proceeds from the issuance of the Notes for general corporate purposes.

On March 26, 2021, the Company entered into a $300.0 million secured revolving credit facility ("the Credit Facility"). The Credit Facility amended and restated the Company's previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, the Company's outstanding $300.0 million 4.45% Senior Notes due in March 2023 are not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility will be due. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to the Company's right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

Interest on the borrowings under the Credit Facility accrue at variable rates, based upon a "Eurocurrency Rate" or a defined "Base Rate". Both are determined based upon the credit rating of the Company's senior unsecured long-term debt (the "Debt Rating"). The applicable margin to be added to Eurocurrency Rate ranges from 1.25% to 2.25% (2.00% as of June 30, 2021), and for Base Rate-determined loans, from 0.25% to 1.25% (1.00% as of June 30, 2021). The Company also pays a quarterly commitment fee ranging from 0.275% to 0.375% (0.35% as of June 30, 2021), determined based upon the Debt Rating, of the unused portion of the $300.0 million commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.25% to 2.25% (2.00% as of June 30, 2021), with respect to letters of credit issued under the Credit Facility. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2021, the Company had $5.4 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $294.6 million available to the Company. As of June 30, 2021, the borrowing rate for the Credit Facility was 2.10 percent.

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period which the interest coverage covenant is waived, the Credit Facility requires that the Company maintain a minimum available liquidity of $150.0 million for certain periods, which is defined in the Credit Facility as aggregate amount of loans available to be drawn under the credit facility plus non-restricted cash and cash equivalents as defined therein. In addition, the Company is also subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of June 30, 2021, the Company was in compliance with all of the covenants of the Credit Facility.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt outstanding at June 30, 2021 and 2020 consisted of the following:

	June 30,
($ in millions)	2021	2020
Senior unsecured notes, 5.20% due July 2021 (face value of $250.0 million at June 30, 2020)	$—	$252.3
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at June 30, 2021 and 2020)	299.5	299.5
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at June 30, 2021)	395.0	—
Total	694.5	551.8
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$694.5	$551.8

Aggregate maturities of long-term debt for the five fiscal years subsequent to June 30, 2021, are $0.0 million in 2022, $300.0 million in 2023, $0.0 million in 2024 and $0.0 million in 2025 and 2026.

For the years ended June 30, 2021, 2020 and 2019, interest costs totaled $40.8 million, $28.8 million and $31.1 million, respectively, of which $8.1 million, $9.0 million and $5.1 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. Debt extinguishment losses, net for the fiscal year ended June 30, 2021 includes $10.5 million of debt prepayment costs on the Notes due July 2021 offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment. For the fiscal years ended June 30, 2020 and 2019, debt extinguishment losses, net totaled $0.0 million, respectively.

12.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association ("VEBA") Trust. During fiscal years 2021 and 2020, the Company funded benefit payments using assets in the VEBA Trust.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,343.1	$1,339.3	$264.2	$255.8
Service cost	9.6	9.9	2.7	2.6
Interest cost	39.4	46.9	7.7	9.0
Benefits paid	(92.5)	(80.6)	(12.9)	(12.6)
Actuarial (gain) loss	(25.3)	71.1	(12.4)	9.4
Plan settlements	(48.8)	(47.1)	—	—
Special termination benefits	—	3.6	—	—
Projected benefit obligation at end of year	1,225.5	1,343.1	249.3	264.2
Change in plan assets:
Fair value of plan assets at beginning of year	923.4	964.7	112.8	119.0
Actual return	193.7	76.2	33.6	2.9
Benefits paid	(92.6)	(80.9)	(12.8)	(12.4)
Contributions	23.7	9.9	2.7	3.3
Plan settlements	(48.8)	(46.5)	—	—
Fair value of plan assets at end of year	999.4	923.4	136.3	112.8
Funded status of the plans	$(226.1)	$(419.7)	$(113.0)	$(151.4)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities - current	(3.5)	(20.2)	(14.4)	(14.0)
Accrued pension liabilities - noncurrent	(222.6)	(399.5)	—	—
Accrued postretirement benefits - noncurrent	—	—	(98.6)	(137.4)
Funded status of the plans	$(226.1)	$(419.7)	$(113.0)	$(151.4)

	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial loss	$298.0	$487.2	$10.3	$53.3
Prior service cost (credit)	10.0	12.0	(10.1)	(14.0)
Total	$308.0	$499.2	$0.2	$39.3
Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of:
Net actuarial (gain) loss	$(162.6)	$56.9	$(39.4)	$13.5
Amortization of net loss	(15.3)	(15.5)	(3.6)	(2.5)
Amortization of prior service (cost) benefit	(2.1)	(2.1)	3.9	3.9
Settlement charge	(11.4)	—	—	—
Total, before tax effect	$(191.4)	$39.3	$(39.1)	$14.9
Additional information:
Accumulated benefit obligation for all pension plans	$1,217.6	$1,335.2	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2021, actuarial gains in pension plans were significantly impacted by a mortality update of $13.1 million and a change in discount rate of $7.1 million and actuarial gains in other postretirement plans were significantly impacted by a mortality update of $6.8 million and a change in plan experience of $4.2 million. For the year ended June 30, 2020, net actuarial losses in pension plans were significantly impacted by losses from the change in discount rate of $91.6 million and by gains from a mortality update of $15.2 million and net actuarial losses in other postretirement plans were significantly impacted by losses from the change in discount rate of $16.6 million and by gains from a mortality update of $2.1 million.

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2021 and 2020:

	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Projected benefit obligation	$1,225.5	$1,343.0	$249.3	$264.2
Fair value of plan assets	$999.4	$923.3	$136.3	$112.8

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2021 and 2020:

	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Accumulated benefit obligation	$1,217.6	$1,335.1	$249.3	$264.2
Fair value of plan assets	$999.4	$923.3	$136.3	$112.8

The components of the net periodic benefit cost related to the Company's pension and other postretirement benefits for the years ended June 30, 2021, 2020 and 2019 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2021	2020	2019	2021	2020	2019
Service cost	$9.6	$9.9	$9.2	$2.7	$2.6	$2.3
Interest cost	39.4	46.9	53.0	7.7	9.0	10.1
Expected return on plan assets	(56.5)	(62.2)	(64.9)	(6.8)	(7.1)	(7.0)
Amortization of net loss	15.3	15.5	10.4	3.6	2.5	1.6
Amortization of prior service cost (benefit)	2.1	2.1	2.1	(3.9)	(3.9)	(5.2)
Settlement charge	11.4	—	—	—	—	—
Net periodic benefit costs	$21.3	$12.2	$9.8	$3.3	$3.1	$1.8

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs and (benefits), is presented in "Other Expense (Income), Net". See Note 19 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

During fiscal year ended June 30, 2021, the Company evaluated the need for settlement accounting under ASC 715-30-35-82 based on the higher than normal lump-sum payments made during the current fiscal year in the Company's largest defined benefit plan. The Company determined that the lump-sum payments exceeded the threshold of service cost and interest cost components and settlement accounting was required. The Company recorded a settlement charge of $11.4 million in the year ended June 30, 2021 within other expense, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2021	2020	2021	2020
Discount rate	3.06%	3.02%	3.04%	3.00%
Rate of compensation increase	3.29%	3.31%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
	Pension Plans			Other Postretirement Plans
	2021	2020	2019	2021	2020	2019
Discount rate	3.12%	3.61%	4.32%	2.99%	3.60%	4.32%
Expected long-term rate of return on plan assets	6.21%	6.68%	6.88%	6.25%	6.25%	6.25%
Long-term rate of compensation increase	3.29%	3.31%	3.39%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2021	2020
Assumed health care cost trend rate	6.50%	6.00%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2025

 Amounts in other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the year ended June 30, 2022 are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (benefit)	$2.1	$(3.9)	$(1.8)
Amortization of net actuarial loss	8.4	(0.8)	7.6
Amortization of accumulated other comprehensive loss (gain)	$10.5	$(4.7)	$5.8

The Company's U.S. pension plans' weighted-average asset allocations at June 30, 2021 and 2020, by asset category are as follows:

	2021	2020
Equity securities	58.2%	55.8%
Fixed income securities	41.8	44.2
Total	100.0%	100.0%

The Company's policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company's Retirement Plan Committee.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the current funding level, the allocation policy for the Company's largest pension plan assets is to have approximately 60 percent in return seeking assets and 40 percent in liability matching assets. Return seeking assets include domestic and international equities and diversified loan funds. Liability matching assets include long duration bond funds. As the funding level of the plan improves in increments of 5 percent, assets will be shifted from return seeking to liability matching in increments of 4 percent as a de-risking strategy. The assets related to the Company's other postretirement benefit plans were invested in approximately 84 percent U.S. equities and 16 percent short term investments as of June 30, 2021. Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan's asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company's pension plan assets as of June 30, 2021 and 2020, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2021
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$—	$21.6	$—	$21.6
Domestic and international equities	156.3	—	—	156.3
Commingled funds	—	—	404.9	404.9
Limited partnerships	—	—	52.4	52.4
Government agency bonds	—	176.2	—	176.2
Corporate bonds	7.6	175.5	—	183.1
Mutual funds	2.4	—	—	2.4
Mortgage/asset backed securities and other	—	2.5	—	2.5
	$166.3	$375.8	$457.3	$999.4

	June 30, 2020
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$—	$6.6	$—	$6.6
Domestic and international equities	125.9	—	—	125.9
Commingled funds	—	—	378.8	378.8
Limited partnerships	—	—	45.6	45.6
Government agency bonds	7.5	179.9	—	187.4
Corporate bonds	—	176.1	—	176.1
Mutual funds	1.6	—	—	1.6
Mortgage/asset backed securities and other	—	1.4	—	1.4
	$135.0	$364.0	$424.4	$923.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company's other postretirement benefit plans as of June 30, 2021 and 2020, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2021
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$114.7	$114.7
Short-term investments	—	21.6	—	21.6
	$—	$21.6	$114.7	$136.3

	June 30, 2020
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$85.5	$85.5
Short-term investments	—	27.1	—	27.1
Government agency bonds	—	0.2	—	0.2
	$—	$27.3	$85.5	$112.8

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments in domestic and international equities are generally valued at the closing price reported on the active market on which they are traded. Commingled funds, limited partnerships and mutual funds are valued based on the net asset value ("NAV") established for the fund at each valuation date. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units/shares outstanding. Corporate and government agency bonds and other fixed income securities are valued using closing bid prices on an active market when possible, otherwise using evaluated bid prices.

Cash Flows — Employer Contributions

The Company made contributions to the qualified U.S. pension plans of $19.9 million, $6.5 million and $5.5 million during fiscal years 2021, 2020 and 2019, respectively. The Company currently expects to make no required cash pension contributions to the qualified defined benefit pension plans during fiscal year 2022. During the fiscal years ended June 30, 2021, 2020 and 2019, the Company made contributions of $3.8 million, $3.3 million and $3.2 million to other non-qualified pension plans, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension benefits are currently paid from plan assets and other benefits are currently paid from both corporate assets and the VEBA trust.

($ in millions)	Pension Benefits	Other Benefits
2022	$76.3	$14.4
2023	$74.9	$14.8
2024	$74.4	$14.6
2025	$73.8	$14.4
2026	$73.2	$14.3
2027-2031	$351.4	$67.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $19.2 million in fiscal year 2021, $25.3 million in fiscal year 2020 and $24.8 million in fiscal year 2019.

13.    Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company's operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation. For fiscal year 2021, the Company had no change to the liability for a company-owned former operating site. During fiscal year 2020 the Company decreased the liability for a company-owned former operating site by $0.1 million. For fiscal year 2019, the Company had no change to the liability for a company-owned former operating site. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2021 and 2020 were $16.0 million and $16.0 million, respectively.

Other

The Company is defending various routine claims and legal actions that are incidental to its business and common to its operations, including those pertaining to product claims, commercial disputes, patent infringement, employment actions, employee benefits, compliance with domestic and foreign laws and regulations, personal injury claims and tax issues. Like many other manufacturing companies in recent years, the Company, from time to time, has been named as a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace. The Company provides for costs relating to these matters when a loss is probable and the amount of the loss is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount and timing (both as to recording future charges to operations and cash expenditures) of the resolution of such matters. While it is not feasible to determine the outcome of these matters, management believes that the total liability from these matters will not have a material effect on the Company's financial position, results of operations or cash flows over the long-term. However, there can be no assurance that an increase in the scope of pending matters or that any future lawsuits, claims, proceedings or investigations will not be material to the Company's financial position, results of operations or cash flows in a particular future quarter or year.

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2021 were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $250.3 million as of June 30, 2021. Of this amount $173.4 million relates to fiscal year 2022, $54.5 million to fiscal year 2023, $21.2 million to fiscal year 2024, $0.8 million to fiscal year 2025 and $0.4 million to fiscal year 2026.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.                               Leases

The Company records ROU assets and operating lease liabilities on the consolidated balance sheet for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. On the lease commencement date, the Company measures and records a ROU asset and lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the Company's incremental borrowing rate). Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets.

The Company elected the practical expedient to not separate lease components from nonlease components for all asset classes. The Company recognizes lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability. The leases have remaining terms of one to sixteen years.

Operating lease cost was $14.8 million, $14.8 million and $16.1 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The following table sets forth the components of the Company's lease cost for the twelve months ended June 30, 2021 and 2020:

	Years Ended June 30,
($ in millions)	2021	2020
Operating lease cost	$12.4	$14.4
Short-term lease cost	2.9	—
Variable lease cost	0.2	0.4
Sublease income	(0.7)	—
Total lease cost	$14.8	$14.8

Operating cash flow payments from operating leases	$13.1	$14.2
Non-cash ROU assets obtained in exchange for lease obligations	$2.0	$19.4
Weighted-average remaining lease term - operating leases	8.4 years	8.1 years
Weighted-average discount rate - operating leases	4.0%	3.9%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company's ROU assets and lease liabilities at June 30, 2021 and June 30, 2020:

	June 30,
($ in millions)	2021	2020
Operating lease assets:
Other assets	$34.3	$52.0
Operating lease liabilities:
Other accrued liabilities	$9.0	$11.5
Other liabilities	35.5	50.3
Total operating lease liabilities	$44.5	$61.8

Minimum lease payments for operating leases expiring subsequent to June 30, 2021 are as follows:

($ in millions)	June 30, 2021
2022	$10.2
2023	8.6
2024	6.4
2025	4.1
2026	3.4
Thereafter	20.5
Total future minimum lease payments	53.2
Less imputed interest	8.7
Total	$44.5

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2021	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$15.9	$15.9
Liabilities:
Derivative financial instruments	$5.3	$5.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$10.1	$10.1
Liabilities:
Derivative financial instruments	$17.9	$17.9

The Company's derivative financial instruments consist of commodity forward contracts, foreign currency forward contracts, interest rate swaps and forward interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company's use of derivatives and hedging policies are more fully discussed in Note 17.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States of America.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2021		June 30, 2020
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$694.5	$754.7	$551.8	$551.1
Company-owned life insurance	$24.6	$24.6	$18.9	$18.9

The fair values of long-term debt as of June 30, 2021 and June 30, 2020 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

For purposes of performing Step 1 of goodwill impairment testing, the Company uses certain nonrecurring fair value measurements using significant unobservable inputs (Level 3). Fair value for purposes of the goodwill impairment test is based on a weighting of an income approach and a market approach. Under the income approach, fair value is determined based on a discounted cash flow technique that uses estimates of cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. Under the market approach, a market-based value is derived by relating multiples for earnings and cash flow measures for a group of comparable public companies to the same measure for each reporting unit to estimate fair value. The assumptions used by the Company to determine fair value of the reporting units are similar to those that would be used by market participants performing valuations.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.                               Share-Based Compensation

The Company has two share-based compensation plans: Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (the "Omnibus Plan") and the Stock-Based Compensation Plan for Non-Employee Directors ("Director's Plan"). The Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is recognized over the requisite service period of the award, which is generally the shorter of the vesting period that the holder is required to provide service, or the period from the grant date to the date on which the employee is eligible to retire. Upon retirement, as defined in the Company's share-based compensation plans, outstanding awards are subject to certain accelerated vesting terms.

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $10.4 million, $10.9 million and $17.6 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2021, 3,283,626 shares were available for awards which may be granted under this plan.

Director's Plan

The Director's Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2021, 333,770 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company's common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2021, 2020 and 2019 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2021	2020	2019
Expected volatility	50%	39%	36%
Dividend yield	0.3%	1.4%	1.3%
Risk-free interest rate	4.4%	1.8%	2.8%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2018	2,223,261	$42.88
Granted	124,977	$57.92
Exercised	(96,514)	$39.93
Forfeited	(125,435)	$40.17
Outstanding at June 30, 2019	2,126,289	$44.06
Granted	167,926	$44.75
Exercised	(117,049)	$36.37
Forfeited	(27,017)	$46.62
Expired	(608)	$30.69
Outstanding at June 30, 2020	2,149,541	$44.50
Granted	67,142	$18.26
Exercised	(11,871)	$38.68
Forfeited	(59,330)	$44.91
Expired	(69,729)	$50.64
Outstanding at June 30, 2021	2,075,753	$43.47	4.7 years	$2,713,698

Exercisable at June 30, 2021	1,909,305	$44.15	4.4 years	$1,239,260

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
$18.26 - $20.00	67,142	9.3	$18.26	—	$—
$20.01 - $30.00	—	0.0	$—	—	$—
$30.01 - $40.00	816,877	5.0	$38.70	816,877	$38.70
$40.01 - $50.00	582,038	5.2	$42.77	505,731	$42.57
$50.01 - $59.53	609,696	3.4	$53.30	586,697	$53.08
	2,075,753		$43.47	1,909,305	$44.15

The weighted average grant date fair value of options awarded during fiscal years 2021, 2020 and 2019 was $5.39, $13.57 and $18.35, respectively. Share-based compensation charged against income related to stock options for the years ended June 30, 2021, 2020 and 2019 was $1.1 million, $2.1 million and $3.6 million, respectively. As of June 30, 2021, $0.3 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 0.7 years.

Of the options outstanding at June 30, 2021, 1,801,449 relate to the Omnibus Plan and 274,304 relate to the Directors' Plan.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Awards (Omnibus Plan)

Restricted stock unit awards are granted to employees with performance and/or service conditions. Earned restricted stock unit awards receive non-forfeitable cash dividends during the restriction period. The fair value of the restricted stock unit awards is determined based on the close price of the Company's stock on the grant date.

Performance-based restricted stock unit awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. These shares typically vest upon approval of attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period.

Time-based restricted stock unit awards typically vest one to three years from the date of grant. Compensation cost related to time-based stock unit awards is recognized over the vesting period of the award.

Amounts charged to compensation expense for restricted stock unit awards were $6.6 million, $8.1 million and $9.8 million for the years ended June 30, 2021, 2020 and 2019, respectively. As of June 30, 2021, $5.4 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.5 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Balance at June 30, 2018	572,028	$41.54
Time-based granted	132,421	$57.92
Vested	(175,554)	$38.39
Forfeited	(54,560)	$41.62
Restricted Balance at June 30, 2019	474,335	$44.66
Time-based granted	191,755	$44.19
Vested	(291,443)	$42.26
Forfeited	(50,229)	$46.08
Restricted Balance at June 30, 2020	324,418	$45.99
Time-based granted	413,288	$23.85
Vested	(180,565)	$45.34
Forfeited	(60,816)	$32.89
Restricted Balance at June 30, 2021	496,325	$44.98

The Company granted performance-based awards in fiscal years 2021, 2020 and 2019 within the Omnibus Plan. The awards are granted at a target number of shares. These awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. The fiscal year 2020 and 2019 awards were amended for a maximum attainment of 100 percent. Participants do not have any rights to dividends (or equivalents) during the performance period. These shares typically vest on the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. In fiscal year 2021 expense of $1.6 million was recognized for these awards. In fiscal year 2020, a benefit of $1.4 million was recognized for these awards due to reversals for attainment based on performance. Compensation cost related to these awards granted in fiscal year 2019 was $1.4 million.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total Stockholder Return Awards

The Company granted Total Stockholder Return ("TSR") awards in fiscal year 2018. The TSR awards are granted at a target number of shares. The TSR awards are earned based on the Company's total stockholder return compared to the total stockholder returns of the Russell RSCC Materials & Processing Growth Index at the end of a three-year period. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost related to TSR awards recognized in fiscal years 2021, 2020 and 2019 was $0.0 million, $0.9 million and $1.7 million, respectively. These awards were fully vested in fiscal year 2020 and distributed in fiscal year 2021.

Director Stock Units

According to the provisions of the Director's Plan, on the date of each annual stockholders' meeting or on such other regularly scheduled date as the Board of Directors may determine from time to time in light of the Company's prevailing practices for the grant of equity awards to employees, each Director shall be granted, in place of cash compensation, a number of stock units determined by dividing 50 percent of the Director's annual retainer by the fair market value of the Company's common stock on that date. These stock units vest as to one-quarter of the units for every three months of service following the grant date and are fully vested on the first anniversary of the grant date. At the Director's election, the remaining 50 percent of the annual retainer and 100 percent of committee chair fees may be paid in stock units in lieu of cash. These units are immediately vested.

In addition to the grant of retainer stock units described above, each Director may be granted annually an additional award of stock units as the Board may determine by resolution. These stock units vest as to one-quarter of the units for every three months of service following the grant date and are fully vested on the first anniversary of the grant date.

Additional units are credited to each Director on a quarterly basis to reflect dividend equivalents on the Company's common stock.

In the case of separation from service due to death or disability, all stock units shall immediately vest.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following a Director's separation from service, or such other elected distribution date or event, the number of stock units credited to the Director's account will be converted to an equivalent number of the Company's common stock.

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	329,746	$33.05
Granted	21,158	$56.00
Distributed	(32,352)	$39.01
Dividend equivalents	6,003	$—
Outstanding at June 30, 2019	324,555	$35.25
Granted	23,002	$48.72
Distributed	(32,779)	$33.03
Dividend equivalents	8,381	$—
Outstanding at June 30, 2020	323,159	$36.25
Granted	62,144	$18.55
Distributed	(40,901)	$38.63
Dividend equivalents	8,963	$—
Outstanding at June 30, 2021	353,365	$35.54

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year and amounted to $1.1 million, $1.2 million and $1.1 million for the years ended June 30, 2021, 2020 and 2019, respectively. As of June 30, 2021, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

17.    Derivatives and Hedging Activities

The Company uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a recap about the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2021, the Company had forward contracts to purchase 6.8 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For the years ended June 30, 2021, 2020 and 2019 net gains of $0.4 million, $0.3 million, $0.3 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which are being amortized over the remaining term of the underlying debt.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2021, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of the quarter ended September 30, 2020, all interest rate swaps were terminated in connection with the prepayment of Notes due July 2021. As of June 30, 2021 and 2020, the total notional amount of floating interest rate contracts was $0.0 million and $150.0 million, respectively. For the years ended June 30, 2021, 2020 and 2019, net gains of $0.4 million were recorded as a reduction to interest expense, net gains of $1.4 million were recorded as a reduction to interest expense and net losses of $0.2 million were recorded as an increase to interest expense, respectively.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2021 and 2020:

June 30, 2021 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$10.0	$10.0
Other assets	—	—	5.9	5.9
Total asset derivatives	$—	$—	$15.9	$15.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$2.6	$1.6	$4.2
Other liabilities	—	—	1.1	1.1
Total liability derivatives	$—	$2.6	$2.7	$5.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$1.2	$0.2	$2.2	$3.6
Other assets	2.8	0.6	3.1	6.5
Total asset derivatives	$4.0	$0.8	$5.3	$10.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$—	$11.1	$11.1
Other liabilities	—	—	6.8	6.8
Total liability derivatives	$—	$—	$17.9	$17.9

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $17.9 million and total liability derivatives would have been $7.3 million as of June 30, 2021.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2021 the Company had no cash collateral held by counterparties.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the years ended June 30, 2021, 2020 and 2019:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2021	2020	2019
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$30.7	$(16.9)	$45.4
Foreign exchange contracts	—	(0.7)	(0.9)
Total	$30.7	$(17.6)	$44.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of Gain Reclassified from AOCI into Income	2021	2020	2019
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$6.6	$11.5	$5.1
Foreign exchange contracts	Net sales	—	0.8	1.0
Forward interest rate swaps	Interest expense	0.4	0.4	0.4
Total		$7.0	$12.7	$6.5

The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the years ended June 30, 2021 and 2020:

	Year Ended June 30, 2021			Year Ended June 30, 2020
($ in millions)	Net Sales	Cost of Sales	Interest Expense*	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded	$1,475.6	$1,470.4	$32.7	$2,181.1	$1,822.4	$19.8

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	—	6.6	—	—	11.5	—
Foreign currency forward contracts
Amount of gain reclassified from AOCI to income	—	—	—	0.8	—	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.4	—	—	0.4
(Loss) Gain on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	(2.7)	—	—	(1.4)
Derivatives designated as hedging instruments	—	—	2.7	—	—	1.4
Total gain	$—	$6.6	$0.4	$0.8	$11.5	$0.4
*$2.3 million of gains related to the interest rate swap agreements were recorded as a decrease to debt extinguishment losses.

The Company estimates that $6.1 million of net derivative gains included in AOCI as of June 30, 2021 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2021.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2021, and June 30, 2020, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk:

	Carrying amount of the hedged liabilities		Cumulative amount of fair value loss in the carrying amount of the hedged liabilities
	June 30,		June 30,
($ in millions)	2021	2020	2021	2020
Line item in the consolidated balance sheets in which the hedged item is included:
Long-Term Debt	$—	$152.8	$—	$2.8

The changes in AOCI associated with derivative hedging activities during the years ended June 30, 2021, 2020 and 2019 were as follows:

	Years Ended June 30,
($ in millions)	2021	2020	2019
Balance, beginning	$(11.1)	$(14.8)	$23.8
Cumulative adjustment upon adoption of ASU 2017-12 reclassified to reinvested earnings	—	—	(1.0)
Current period changes in fair value, net of tax	23.3	13.3	(32.7)
Reclassification to earnings, net of tax	(5.3)	(9.6)	(4.9)
Balance, ending	$6.9	$(11.1)	$(14.8)
18.    Income Taxes

(Loss) income before income taxes for the Company's domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2021	2020	2019
Domestic	$(252.5)	$20.9	$204.2
Foreign	(45.4)	(14.8)	11.8
(Loss) income before income taxes	$(297.9)	$6.1	$216.0

The (benefit) expense for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2021	2020	2019
Current:
Federal	$(37.3)	$1.3	$23.2
State	(0.6)	1.8	4.4
Foreign	3.2	1.9	4.9
Total current	(34.7)	5.0	32.5
Deferred:
Federal	(22.6)	(1.8)	13.1
State	(10.5)	0.3	3.6
Foreign	(0.5)	1.1	(0.2)
Total deferred	(33.6)	(0.4)	16.5
Total income tax (benefit) expense	$(68.3)	$4.6	$49.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company's effective income tax rates:

	Years Ended June 30,
(% of pre-tax (loss) income)	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.9	2.1	3.0
Foreign tax rate differential	(0.4)	24.4	0.7
Federal tax rate differential loss carryback	2.3	—	—
Research and development tax credit	1.1	(63.2)	(1.1)
Adjustments of prior years' income taxes	(0.2)	45.5	(0.2)
Remeasurement of U.S. deferred taxes	—	—	0.1
Transition tax on foreign earnings	—	—	(0.1)
Non-deductible goodwill impairment	(3.3)	32.5	—
Non-taxable income	0.4	(1.2)	(0.1)
Non-deductible expenses	—	24.9	1.0
Share-based compensation	(0.5)	(2.3)	(0.5)
Changes in valuation allowances	(0.3)	(6.4)	0.2
Law changes	—	(1.3)	(0.7)
Other, net	(0.1)	(0.6)	(0.6)
Effective income tax rate	22.9%	75.4%	22.7%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2021, the Company had net operating loss carryforwards of $8.2 million, $1.7 million and $0.7 million in the United Kingdom, Singapore, and Sweden, respectively. These losses have an indefinite carryforward period. However, realization of these future tax benefits is expected to be limited to approximately $3.9 million in the United Kingdom, $0.0 million in Singapore and $0.0 million in Sweden. The Company also had state net operating loss carryforwards of $388.8 million expiring between fiscal years 2022 and 2041. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that, under current law, is likely to limit future tax benefits to approximately $11.0 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely that not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward periods are reduced.

Valuation allowances increased by $1.0 million during fiscal year 2021. The expiration of $2.6 million net operating losses for which no tax benefit was recognized, caused a reduction in the valuation allowance. This was offset by a $2.6 million increase in net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized. As a result of a law change in the United Kingdom which will increase the tax rate in future years, the United Kingdom valuation allowances were remeasured at the new rate causing an increase of $1.0 million.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
($ in millions)	2021	2020
Deferred tax assets:
Pensions	$51.5	$96.7
Postretirement provisions	30.5	39.1
Net operating loss carryforwards	38.7	28.1
Tax credit carryforwards	26.0	0.6
Operating lease liability	8.9	14.7
Other	38.7	34.2
Gross deferred tax assets	194.3	213.4
Valuation allowances	(25.2)	(24.2)
Total deferred tax assets	169.1	189.2
Deferred tax liabilities:
Depreciation	(271.3)	(257.7)
Intangible assets	(6.1)	(5.2)
Inventories	(30.6)	(33.9)
Operating lease right-of-use asset	(6.6)	(12.6)
Other	(6.0)	(5.1)
Total deferred tax liabilities	(320.6)	(314.5)
Deferred tax liabilities, net	$(151.5)	$(125.3)

The Company does not have unrecognized tax benefits as of June 30, 2021, 2020 and 2019. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

All years prior to fiscal year 2018 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.

Undistributed earnings of our foreign subsidiaries, totaling $56.4 million were considered permanently reinvested. If these earnings were to be repatriated, approximately $0.8 million of tax expense would be incurred.

19.                               Other Expense (Income), Net

Other expense (income), net consists of the following:

	Years Ended June 30,
($ in millions)	2021	2020	2019
Unrealized gains on company owned life insurance contracts and investments held in rabbi trusts	$(7.6)	$(0.1)	$(0.8)
Interest income	—	(0.1)	(0.1)
Foreign exchange	3.7	(2.8)	0.4
Pension earnings, interest and deferrals	0.9	2.8	0.1
Pension settlement charge	11.4	—	—
Other	—	(0.4)	(0.2)
Total other expense (income), net	$8.4	$(0.6)	$(0.6)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.    Segment Information, Geographic and Product Data

The Company has two reportable segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP").

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

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included under "Other expense (income), net."

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the fiscal year ended June 30, 2021. Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent and 11 percent of net sales for the years ended June 30, 2020 and 2019, respectively. For the years ended June 30, 2020 and 2019, 90 percent of sales to Howmet Aerospace Inc. were reported by the SAO segment and 10 percent were reported by the PEP segment, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2021 and 2020.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Years Ended June 30,
($ in millions)	2021	2020	2019
Net Sales:
Specialty Alloys Operations	$1,262.2	$1,831.6	$1,967.3
Performance Engineered Products	259.8	401.1	479.8
Intersegment	(46.4)	(51.6)	(66.9)
Consolidated net sales	$1,475.6	$2,181.1	$2,380.2

	Years Ended June 30,
($ in millions)	2021	2020	2019
Operating (Loss) Income:
Specialty Alloys Operations	$(87.4)	$239.0	$282.2
Performance Engineered Products	(16.5)	(10.4)	30.0
Corporate costs (including restructuring and asset impairment charges)	(144.3)	(205.0)	(72.7)
Intersegment	(0.4)	1.7	1.9
Consolidated operating (loss) income	$(248.6)	$25.3	$241.4

	Years Ended June 30,
($ in millions)	2021	2020	2019
Depreciation and Amortization:
Specialty Alloys Operations	$99.7	$93.5	$95.2
Performance Engineered Products	18.3	24.8	22.2
Corporate	5.6	6.2	4.9
Intersegment	—	(0.6)	(0.8)
Consolidated depreciation and amortization	$123.6	$123.9	$121.5

	Years Ended June 30,
($ in millions)	2021	2020	2019
Capital Expenditures:
Specialty Alloys Operations	$69.4	$99.3	$92.7
Performance Engineered Products	6.0	17.2	51.7
Corporate	25.2	54.9	37.1
Intersegment	(0.1)	—	(1.2)
Consolidated capital expenditures	$100.5	$171.4	$180.3

		June 30,
($ in millions)		2021	2020
Total Assets:
Specialty Alloys Operations		$2,150.1	$2,259.0
Performance Engineered Products		418.5	548.5
Corporate		402.2	428.9
Intersegment		0.4	(9.2)
Consolidated total assets		$2,971.2	$3,227.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2021	2020	2019
Net Sales: (a)
United States	$926.6	$1,393.4	$1,606.7
Europe	242.7	387.4	387.2
Asia Pacific	194.4	237.5	196.3
Mexico	48.8	67.0	81.6
Canada	32.9	54.2	67.8
Other	30.2	41.6	40.6
Consolidated net sales	$1,475.6	$2,181.1	$2,380.2
(a) Net sales were attributed to geographic region based on the location of the customer.

	June 30,
($ in millions)	2021	2020
Long-lived assets:
United States	$1,439.2	$1,329.3
Europe	16.3	16.4
Mexico	1.1	1.1
Asia Pacific	0.8	2.5
Canada	0.1	1.8
Consolidated long-lived assets	$1,457.5	$1,351.1

21.                               Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the years ended June 30, 2021 and 2020 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balance at June 30, 2020	$(11.1)	$(334.3)	$(52.6)	$(398.0)
Other comprehensive income before reclassifications	23.3	153.6	12.5	189.4
Amounts reclassified from AOCI (b)	(5.3)	21.6	—	16.3

Net current-period other comprehensive income	18.0	175.2	12.5	205.7

Balance at June 30, 2021	$6.9	$(159.1)	$(40.1)	$(192.3)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balance at June 30, 2019	$(14.8)	$(293.3)	$(43.7)	$(351.8)
Other comprehensive income (loss) before reclassifications	13.3	(53.3)	(8.9)	(48.9)
Amounts reclassified from AOCI (b)	(9.6)	12.3	—	2.7

Net current-period other comprehensive income (loss)	3.7	(41.0)	(8.9)	(46.2)

Balance at June 30, 2020	$(11.1)	$(334.3)	$(52.6)	$(398.0)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.
(b)                       See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2021 and 2020:

		Amount Reclassified from AOCI
		Years Ended June 30,
($ in millions) (a)	Location of gain (loss)	2021	2020
Details about AOCI Components
Cash flow hedging items
Commodity contracts	Cost of sales	$6.6	$11.5
Foreign exchange contracts	Net sales	—	0.8
Forward interest rate swaps	Interest expense	0.4	0.4
	Total before tax	7.0	12.7
	Tax expense	(1.7)	(3.1)
	Net of tax	$5.3	$9.6
Amortization of pension and other postretirement benefit plan items
Net actuarial loss	(b)	$(18.9)	$(18.0)
Prior service cost	(b)	1.8	1.8
Settlement charge	(b)	(11.4)	—
	Total before tax	(28.5)	(16.2)
	Tax benefit	6.9	3.9
	Net of tax	$(21.6)	$(12.3)

(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 12 for additional details).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2021	2020	2019
Cost Data:
Repairs and maintenance costs	$68.9	$117.4	$120.4
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$7.3	$11.6	$16.1
Cash paid during the year for:
Interest payments, net	$28.2	$27.0	$27.6
Income tax payments, net	$2.1	$29.8	$27.5

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

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2021
Net sales	$353.3	$348.8	$351.9	$421.6

Gross profit (loss)	$3.5	$6.0	$12.8	$(21.3)

Operating (loss)	$(48.8)	$(89.0)	$(40.0)	$(70.7)

Net loss	$(47.1)	$(84.9)	$(40.5)	$(57.1)

Fiscal Year 2020
Net sales	$585.4	$573.0	$585.4	$437.3

Gross profit (loss)	$112.6	$112.6	$109.5	$(5.3)

Operating income (loss)	$59.8	$55.0	$58.7	$(148.2)

Net income (loss)	$41.2	$38.8	$39.9	$(118.4)

During the quarter ended June 30, 2021, the Company recorded LIFO decrement charges of $52.2 million. During the quarters ended March 31, 2021 and June 30, 2021 the Company recorded inventory write-downs from restructuring of $2.6 million and $1.6 million, respectively. During the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021 the Company recorded restructuring and asset impairment charges of $10.0 million, $5.0 million, and $1.5 million, respectively. During the quarter ended June 30, 2020, the Company recorded LIFO decrement charges of $1.8 million. During the quarter ended June 30, 2020 the Company recorded inventory write-downs from restructuring of $29.3 million. During the quarters ended December 31, 2019 and June 30, 2020, the Company recorded restructuring and asset impairment charges of $2.3 million and $66.2 million, respectively. See Note 2, Restructuring Charges and Asset Impairment Charges and Note 7, Inventories to Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data".

(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Loss) Earnings per common share
Fiscal Year 2021
Basic loss	$(0.98)	$(1.76)	$(0.84)	$(1.18)

Diluted loss	$(0.98)	$(1.76)	$(0.84)	$(1.18)

Fiscal Year 2020
Basic earnings (loss)	$0.85	$0.80	$0.82	$(2.46)

Diluted earnings (loss)	$0.85	$0.79	$0.82	$(2.46)

(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2021
Basic	48.3	48.3	48.3	48.4
Diluted	48.3	48.3	48.3	48.4
Fiscal Year 2020
Basic	47.9	48.1	48.1	48.1
Diluted	48.3	48.5	48.3	48.1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2021 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                Management's Report on Internal Control over Financial Reporting

Management's Report on the Company's internal control over financial reporting is included in Item 8. of this Annual Report on Form 10-K under the caption "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference. PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited the effectiveness of the Company's internal control over financial reporting as stated in their report which appears in Item 8. of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

(c)                                 Changes in Internal Control over Financial Reporting

Effective January 1, 2021, the Company implemented a global enterprise resource planning ("ERP') system. The new ERP system replaced multiple current business systems and was designed to improve manufacturing planning, development and processes, accurately maintain books and records, record transactions and provide important information of the operations of our business to management. The Company considers this system implementation to be material to the Company. As a result of the implementation, controls that were previously determined to be effective were replaced with new or modified controls that were also determined to be effective. These changes occurred during the quarter ended March 31, 2021.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

On August 16, 2021, the Compensation Committee of the Company’s Board of Directors (the "Compensation Committee") approved the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation, effective as of July 1, 2021 (the "Compensation Plan").

The Compensation Committee shall administer the Compensation Plan and may select senior executive employees and key employees to participate in the Compensation Plan. The Compensation Committee shall determine the amount of any incentive compensation opportunities for participants under the Compensation Plan, and may establish applicable performance goals and the performance period applicable to any incentive compensation opportunity. Performance goals established under the Compensation Plan may be applied either to performance by the Company as a whole or to a business unit or affiliate thereof or may be specific to the employee. The Compensation Committee shall determine the extent that any applicable performance goals were attained, and may exercise positive or negative discretion when determining the amount of incentive compensation ultimately paid to a participant pursuant to the Compensation Plan.

Incentive compensation will generally be paid in cash (less applicable tax withholdings) during the next following fiscal year for which it is earned not later than 2½ months following the end of the applicable fiscal year. A participant must be employed by the Company for the entire performance period to receive payment of bonus compensation, subject to exceptions and adjustments for termination of employment, including by reason of death, disability, and "Termination" as defined under the Company’s Severance Pay Plan for Executives.

The foregoing summary of the Compensation Plan is not complete and is qualified in its entirety by reference to the Compensation Plan, a copy of which is filed as Exhibit 10(CC) hereto.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the captions "Election of Directors" and "Corporate Governance".

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the caption "Corporate Governance".

The information concerning Carpenter's Code of Ethics and certain additional information relating to the Company's Corporate Governance is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the caption "Corporate Governance".

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the caption "Audit/Finance Committee Report".

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the caption "General Information".

On November 4, 2020, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding our compliance with the NYSE's Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2021, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter's public disclosures.

Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the caption "Security Ownership of Certain Persons".

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,075,753	$43.47	3,617,396	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,075,753	$43.47	3,617,396	(1)

(1)                                Includes 3,283,626 shares available for issuance under the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 333,770 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2021, provided however that 26,606 shares, at an average purchase price of $43.98, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the captions "Corporate Governance" and "Executive Compensation".
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company's fiscal year 2021 definitive Proxy Statement under the caption "Approval of Appointment of Independent Registered Public Accounting Firm".
PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)                                 Financial Statement Schedule:

(1)                     The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. "Financial Statements and Supplementary Data"):

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

† 10(F)
Second Amendment to the Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (Exhibit 10(F) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

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

† 10(J)
Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (Exhibit A to our Definitive Proxy Statement filed on September 17, 2020 and incorporated herein by reference).

† 10(K)
Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(K) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(L)
Form of Performance Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(L) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(M)
Form of Stock Option Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(M) to our Annual Report filed on August 14, 2018 and incorporated herein by reference).

† 10(N)	Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

† 10(O)	Form of FY19 and FY20 Three-Year Performance Stock Unit Award Agreement (As Amended) (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

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

† 10(AA)	Amended and Restated Credit Agreement dated as of March 26, 2021 by and among the Carpenter Technology Corporation, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association and Wells Fargo Bank, National Association, each, as a documentation agent, and BofA Securities Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (Exhibit 10.1 to our Current Report on Form 8-K filed on March 30, 2021 and incorporated herein by reference).

† 10(BB)	Security Agreement dated as of March 26, 2021 by and among the Carpenter Technology Corporation, the grantors party thereto and Bank of America, N.A. as administrative agent for the secured parties (Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2021 and incorporated herein by reference).

† 10(CC)	Executive incentive bonus compensation plan of Carpenter Technology Corporation effective July 1, 2021 (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

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

Date: August 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 19, 2021
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Senior Vice President and Chief Financial Officer	August 19, 2021
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	August 19, 2021
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Chairman and Director	August 19, 2021
Gregory A. Pratt

*	Director	August 19, 2021
Viola L. Acoff

*	Director	August 19, 2021
A. John Hart

*	Director	August 19, 2021
I. Martin Inglis

*	Director	August 19, 2021
Steven E. Karol

*	Director	August 19, 2021
Kathleen Ligocki

*	Director	August 19, 2021
Charles McLane, Jr.

*	Director	August 19, 2021
Jeffrey Wadsworth

*	Director	August 19, 2021
Stephen M. Ward, Jr.

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of: Gregory A. Pratt, Viola L. Acoff, A. John Hart, I. Martin Inglis, Steven E. Karol, Kathleen Ligocki, Charles McLane, Jr., Jeffrey Wadsworth, and Stephen M. Ward, Jr., being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2021
Allowance for doubtful accounts receivable	$3.4	$0.3	$(0.1)	$—	$3.6
Deferred tax valuation allowance	$24.2	$(1.1)	$2.1	$—	$25.2
Year Ended June 30, 2020
Allowance for doubtful accounts receivable	$3.7	$1.7	$(2.0)	$—	$3.4
Deferred tax valuation allowance	$24.6	$(0.4)	$—	$—	$24.2
Year Ended June 30, 2019
Allowance for doubtful accounts receivable	$2.6	$1.7	$(0.6)	$—	$3.7
Deferred tax valuation allowance	$23.9	$0.5	$0.2	$—	$24.6