Form 10-Q
period 2021-09-30
CARPENTER TECHNOLOGY CORP
filed 2021-10-28
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the issuer's common stock as of October 22, 2021 was 48,187,094.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$213.2	$287.4
Accounts receivable, net	311.6	308.7
Inventories	491.4	425.7
Other current assets	110.7	95.6
Total current assets	1,126.9	1,117.4
Property, plant and equipment, net	1,440.9	1,457.5
Goodwill	241.4	241.4
Other intangibles, net	41.1	43.1
Deferred income taxes	6.2	5.3
Other assets	103.4	106.5
Total assets	$2,959.9	$2,971.2

LIABILITIES
Current liabilities:
Accounts payable	$212.0	$142.4
Accrued liabilities	120.4	163.9
Total current liabilities	332.4	306.3
Long-term debt	694.8	694.5
Accrued pension liabilities	218.1	222.6
Accrued postretirement benefits	98.3	98.6
Deferred income taxes	150.5	156.9
Other liabilities	98.2	100.0
Total liabilities	1,592.3	1,578.9

Contingencies and commitments (see Note 11)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,024,619 shares at September 30, 2021 and 56,024,619 shares at June 30, 2021; outstanding 48,187,028 shares at September 30, 2021 and 48,040,676 shares at June 30, 2021	280.1	280.1
Capital in excess of par value	316.3	322.6
Reinvested earnings	1,274.7	1,299.3
Common stock in treasury (7,837,591 shares and 7,983,943 shares at September 30, 2021 and June 30, 2021, respectively), at cost	(311.3)	(317.4)
Accumulated other comprehensive loss	(192.2)	(192.3)
Total stockholders' equity	1,367.6	1,392.3
Total liabilities and stockholders' equity	$2,959.9	$2,971.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
(in millions, except per share data)	2021	2020
Net sales	$387.6	$353.3
Cost of sales	362.4	349.8
Gross profit	25.2	3.5

Selling, general and administrative expenses	44.3	42.3
Restructuring and asset impairment charges	—	10.0
Operating loss	(19.1)	(48.8)

Interest expense, net	10.2	6.7
Debt extinguishment losses, net	—	8.2
Other (income) expense, net	(4.1)	2.3

Loss before income taxes	(25.2)	(66.0)
Income tax benefit	(10.4)	(18.9)

Net loss	$(14.8)	$(47.1)

LOSS PER COMMON SHARE:
Basic	$(0.31)	$(0.98)
Diluted	$(0.31)	$(0.98)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.5	48.3
Diluted	48.5	48.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2021	2020
Net loss	$(14.8)	$(47.1)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(0.4) and $(1.1), respectively	1.1	3.6
Net gain on derivative instruments, net of tax of $(0.4) and $(2.7) respectively	1.1	8.3
Foreign currency translation	(2.1)	5.7
Other comprehensive income, net of tax	0.1	17.6
Comprehensive loss	$(14.7)	$(29.5)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2021	2020
OPERATING ACTIVITIES
Net loss	$(14.8)	$(47.1)
Adjustments to reconcile net loss to net cash (used for) provided from operating activities:
Depreciation and amortization	32.5	30.9
Non-cash restructuring and asset impairment charges	—	8.7
Debt extinguishment losses, net	—	8.2
Deferred income taxes	(8.0)	(3.9)
Net pension (income) expense	(1.8)	4.1
Share-based compensation expense	2.8	2.7
Net loss on disposals of property, plant and equipment	—	0.1
Changes in working capital and other:
Accounts receivable	(3.8)	42.0
Inventories	(66.5)	84.9
Other current assets	(13.2)	(23.0)
Accounts payable	69.3	(7.4)
Accrued liabilities	(41.7)	(8.0)
Pension plan contributions	(0.2)	(2.9)
Other postretirement plan contributions	(0.7)	(0.6)
Other, net	(0.9)	(0.7)
Net cash (used for) provided from operating activities	(47.0)	88.0
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(14.4)	(33.3)
Proceeds from divestiture of business	—	17.6
Net cash used for investing activities	(14.4)	(15.7)
FINANCING ACTIVITIES
Net change in short-term credit agreement borrowings	—	(170.0)
Proceeds from issuance of long-term debt, net of offering costs	—	395.5
Payments on long-term debt	—	(250.0)
Payments for debt extinguishment costs, net	—	(8.2)
Payments for debt issue costs	—	(1.1)
Dividends paid	(9.8)	(9.7)
Withholding tax payments on share-based compensation awards	(3.0)	(2.2)
Net cash used for financing activities	(12.8)	(45.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74.2)	25.8
Cash and cash equivalents at beginning of period	287.4	193.1
Cash and cash equivalents at end of period	$213.2	$218.9
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities: Purchase of property, plant, equipment and software	$7.6	$9.0
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2021	$280.1	$322.6	$1,299.3	$(317.4)	$(192.3)	$1,392.3
Net loss			(14.8)			(14.8)
Pension and postretirement benefits gain, net of tax					1.1	1.1
Net gain on derivative instruments, net of tax					1.1	1.1
Foreign currency translation					(2.1)	(2.1)
Cash Dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		(6.3)		6.1		(0.2)
Balances at September 30, 2021	$280.1	$316.3	$1,274.7	$(311.3)	$(192.2)	$1,367.6

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2020	$280.1	$321.4	$1,568.0	$(325.8)	$(398.0)	$1,445.7
Net loss			(47.1)			(47.1)
Pension and postretirement benefits gain, net of tax					3.6	3.6
Net gain on derivative instruments, net of tax					8.3	8.3
Foreign currency translation					5.7	5.7
Cash Dividends:
Common @ $0.20 per share			(9.7)			(9.7)
Share-based compensation plans		(5.5)		6.5		1.0
Balances at September 30, 2020	$280.1	$315.9	$1,511.2	$(319.3)	$(380.4)	$1,407.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2021 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the "2021 Form 10-K"). Operating results for the three months ended September 30, 2021 are not necessarily indicative of the operating results for any future period.

Certain amounts in the consolidated statement of operations as presented in Carpenter Technology’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 have been reclassified to conform to the current quarter presentation.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter", "Carpenter Technology", the "Company", "Registrant", "Issuer", "we" and "our" refer to Carpenter Technology Corporation.

2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three months ended September 30, 2021 and 2020 were $0.0 million and $10.0 million, respectively.

In the quarter ended September 30, 2020, the Company initiated a restructuring plan to consolidate certain operations within the Additive business in the Performance Engineered Products "PEP" segment. This included $8.7 million of non-cash impairment charges related primarily to certain long-lived assets and certain definite-lived intangible assets. The Company also recognized $1.3 million of charges for various personnel-related costs for severance payments, medical coverage and other items.

The reserve balances and activity for restructuring charges at September 30, 2021 and June 30, 2021 were as follows:

($ in millions)	September 30, 2021	June 30, 2021
Reserve balance at beginning of period	$1.4	$9.5
Restructuring charges excluding non-cash impairments	—	1.2
Cash payments	(1.1)	(9.3)
Reserve balance at end of period	$0.3	$1.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted in current fiscal year

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year, and recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the basis of goodwill. ASU 2019-12 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted. The Company adopted the provisions of ASU 2019-12 in the first quarter of fiscal year 2022. As a result, the Company recorded tax benefits on its year-to-date net loss for the first quarter of fiscal year 2022 in excess of its forecasted total tax benefits for the full fiscal year. Adoption of the other provisions in ASU 2019-12 did not materially impact the consolidated financial statements.

Recently Issued Accounting Pronouncements - Pending adoption

At this time there are no issued pronouncements, pending adoption, that would materially impact the Company.

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

The Company recognizes revenue when performance obligations under the terms of a customer purchase order or contract are satisfied. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. Consignment transactions are arrangements where the Company transfers product to a customer location but retains ownership and control of such product until it is used by the customer. Revenue for consignment arrangements is recognized upon usage by the customer. Service revenue is recognized as the services are performed.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts billed to customers for shipping and handling activities to fulfill the Company's promise to transfer the goods are included in revenues and costs incurred by the Company for the delivery of goods and are classified as cost of sales in the consolidated statements of operations. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $11.9 million and $8.6 million at September 30, 2021 and June 30, 2021, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company's overall revenues by end-use markets and geography for the three months ended September 30, 2021 and 2020 were as follows:

End-Use Market Data	Three Months Ended September 30,
($ in millions)	2021	2020
Aerospace and Defense	$166.9	$172.0
Medical	43.1	32.8
Transportation	41.6	29.1
Energy	22.2	25.1
Industrial and Consumer	86.6	73.4
Distribution	27.2	20.9
Consolidated net sales	$387.6	$353.3

Geographic Data	Three Months Ended September 30,
($ in millions)	2021	2020
United States	$246.9	$224.7
Asia Pacific	61.5	37.9
Europe	48.5	61.3
Mexico	15.8	13.1
Canada	7.9	7.8
Other	7.0	8.5
Consolidated net sales	$387.6	$353.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

6.    Loss per Common Share

The Company calculates basic and diluted loss per share using the two class method. Under the two class method, losses are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The losses available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted loss per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three months ended September 30, 2021 and 2020, respectively, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted loss per common share for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2021	2020
Net loss	$(14.8)	$(47.1)
Dividends allocated to participating securities	—	—
Loss available for common stockholders used in calculation of basic loss per common share	$(14.8)	$(47.1)

Weighted average number of common shares outstanding, basic	48.5	48.3

Basic loss per common share	$(0.31)	$(0.98)

Net loss	$(14.8)	$(47.1)
Dividends allocated to participating securities	—	—
Loss available for common stockholders used in calculation of diluted loss per common share	$(14.8)	$(47.1)

Weighted average number of common shares outstanding, basic	48.5	48.3
Effect of shares issuable under share-based compensation plans	—	—
Weighted average number of common shares outstanding, diluted	48.5	48.3

Diluted loss per common share	$(0.31)	$(0.98)

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted loss per share because their effects were anti-dilutive:

	Three Months Ended September 30,
(in millions)	2021	2020
Stock options	1.9	2.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Inventories

Inventories consisted of the following components as of September 30, 2021 and June 30, 2021:

($ in millions)	September 30, 2021	June 30, 2021
Raw materials and supplies	$124.8	$115.0
Work in process	251.1	206.2
Finished and purchased products	115.5	104.5
Total inventories	$491.4	$425.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company also uses the first-in, first-out ("FIFO") and average cost methods. As of September 30, 2021 and June 30, 2021, $118.5 million and $107.5 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

8.    Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2021 and June 30, 2021:

($ in millions)	September 30, 2021	June 30, 2021
Accrued compensation and benefits	$45.9	$81.4
Accrued postretirement benefits	14.4	14.4
Contract liabilities	11.9	8.6
Current portion of lease liabilities	8.8	9.0
Accrued interest expense	6.5	16.2
Accrued pension liabilities	3.5	3.5
Derivative financial instruments	2.5	4.2
Accrued income taxes	0.7	0.5
Other	26.2	26.1
Total accrued liabilities	$120.4	$163.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Pension and Other Postretirement Benefits

The components of the net periodic pension (income) expense related to the Company's pension and other postretirement benefits for the three months ended September 30, 2021 and 2020 were as follows:

Three months ended September 30,	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Service cost	$2.1	$2.4	$0.6	$0.7
Interest cost	9.1	9.9	1.8	1.9
Expected return on plan assets	(14.9)	(13.9)	(2.0)	(1.6)
Amortization of net loss (gain)	2.1	4.3	(0.2)	0.9
Amortization of prior service cost (credits)	0.6	0.5	(1.0)	(1.0)
Net pension (income) expense	$(1.0)	$3.2	$(0.8)	$0.9

During the three months ended September 30, 2021 and 2020, the Company made $0.2 million and $2.9 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently does not expect to contribute additional amounts to its U.S. qualified defined benefit pension plans during the remainder of fiscal year 2022.

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

Interest on the borrowings under the Credit Facility accrues at variable rates, based upon a "Eurocurrency Rate" or a defined "Base Rate". Both are determined based upon the credit rating of the Company's senior unsecured long-term debt (the "Debt Rating"). The applicable margin to be added to Eurocurrency Rate ranges from 1.25% to 2.25% (2.00% as of September 30, 2021), and for Base Rate-determined loans, from 0.25% to 1.25% (1.00% as of September 30, 2021). The Company also pays a quarterly commitment fee ranging from 0.275% to 0.375% (0.35% as of September 30, 2021), determined based upon the Debt Rating, of the unused portion of the $300.0 million commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.25% to 2.25% (2.00% as of September 30, 2021), with respect to letters of credit issued under the Credit Facility. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2021, the Company had $5.4 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $294.6 million available to the Company. As of September 30, 2021, the borrowing rate for the Credit Facility was 2.08%.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company is subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period which the interest coverage covenant is waived, the Credit Facility requires that the Company maintain a minimum available liquidity of $150.0 million for certain periods, which is defined in the Credit Facility as aggregate amount of loans available to be drawn under the credit facility plus non-restricted cash and cash equivalents as defined therein. In addition, the Company is also subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of September 30, 2021, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of September 30, 2021 and June 30, 2021 consisted of the following:

($ in millions)	September 30, 2021	June 30, 2021
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at September 30, 2021 and June 30, 2021)	$299.6	$299.5
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at September 30, 2021 and June 30, 2021)	395.2	395.0
Total	694.8	694.5
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$694.8	$694.5

For the three months ended September 30, 2021 and 2020, interest costs totaled $10.3 million and $9.5 million, respectively, of which $0.1 million and $2.8 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the three months ended September 30, 2021, there were no debt extinguishment losses, net. Debt extinguishment losses, net for the three months ended September 30, 2020 includes $10.5 million of debt prepayment costs on the Notes that were due July 2021 offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.     Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company's operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2021, the Company increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2021 and June 30, 2021 were $16.1 million and $16.0 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

The Company elected the practical expedient to not separate lease components from non-lease components for all asset classes. The Company recognizes lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability. Income from subleased properties is recognized and presented as a reduction of selling, general and administrative expenses in the Company's consolidated statements of operations. The leases have remaining terms of one to sixteen years.

The following table sets forth the components of the Company's lease cost for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
($ in millions)	2021	2020
Operating lease cost	$2.5	$3.6
Short-term lease cost	0.8	0.8
Variable lease cost	0.2	0.2
Sublease income	(0.2)	—
Total lease cost	$3.3	$4.6

Operating cash flow payments from operating leases	$2.8	$3.5
Non-cash ROU assets obtained in exchange for lease obligations	$0.2	$1.4

The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Weighted-average remaining lease term - operating leases	8.3 years	8.4 years
Weighted-average discount rate - operating leases	4.0%	4.0%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the Company's ROU assets and lease liabilities at September 30, 2021 and June 30, 2021:

($ in millions)	September 30, 2021	June 30, 2021
Operating lease assets:
Other assets	$32.2	$34.3
Operating lease liabilities:
Accrued liabilities	$8.8	$9.0
Other liabilities	33.4	35.5
Total operating lease liabilities	$42.2	$44.5

Minimum lease payments for operating leases expiring subsequent to September 30, 2021 are as follows:

($ in millions)	September 30, 2021
2022 (remaining period of fiscal year)	$7.8
2023	8.7
2024	6.4
2025	4.1
2026	3.4
Thereafter	20.4
Total future minimum lease payments	50.8
Less imputed interest	(8.6)
Total	$42.2

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2021	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$16.1

Liabilities:
Derivative financial instruments	$2.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2021	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$15.9

Liabilities:
Derivative financial instruments	$5.3

The Company's derivative financial instruments consist of commodity forward contracts, foreign currency forward contracts and interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to commodity prices, foreign exchange rates and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company's use of derivatives and hedging policies are more fully discussed in Note 14. Derivatives and Hedging Activities.

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2021		June 30, 2021
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$694.8	$741.7	$694.5	$754.7
Company-owned life insurance	$25.4	$25.4	$24.6	$24.6

The fair values of long-term debt as of September 30, 2021 and June 30, 2021 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.    Derivatives and Hedging Activities

The Company uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income ("AOCI") and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2021, the Company had forward contracts to purchase 5.6 million pounds of certain raw materials with settlement dates through December 2023.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended September 30, 2021 and 2020, net gains related to the previously terminated contracts of $0.1 million and $0.1 million, respectively, were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other (income) and expense. As of September 30, 2021 and June 30, 2021, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of the quarter ended September 30, 2020, all interest rate swaps were terminated in connection with the prepayment of Notes due July 2021. At September 30, 2021 and June 30, 2021, the total notional amount of floating interest rate contracts was $0.0 million and $0.0 million, respectively. For the three months ended September 30, 2021, there were no interest rate swaps and no gains or losses recorded to interest expense. For the three months ended September 30, 2020, net gains of $0.4 million were recorded as a decrease to interest expense and $2.3 million of gains were recorded as a decrease to debt extinguishment losses.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2021 and June 30, 2021:

September 30, 2021	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$12.0	$12.0
Other assets	—	—	4.1	4.1
Total asset derivatives	$—	$—	$16.1	$16.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$2.1	$0.4	$2.5
Other liabilities	—	—	0.4	0.4
Total liability derivatives	$—	$2.1	$0.8	$2.9

June 30, 2021	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$10.0	$10.0
Other assets	—	—	5.9	5.9
Total asset derivatives	$—	$—	$15.9	$15.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$2.6	$1.6	$4.2
Other liabilities	—	—	1.1	1.1
Total liability derivatives	$—	$2.6	$2.7	$5.3

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $19.2 million and total liability derivatives would have been $6.0 million as of September 30, 2021.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2021 and June 30, 2021, the Company had no cash collateral held by counterparties.

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

Cash Flow and Fair Value Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the three months ended September 30, 2021 and 2020:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended September 30,
($ in millions)	2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(0.3)	$13.8
Foreign exchange contracts	—	—
Total	$(0.3)	$13.8

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income
		Three Months Ended September 30,
		2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(1.8)	$2.8
Foreign exchange contracts	Net sales	—	—
Forward interest rate swaps	Interest expense	0.1	0.1
Total		$(1.7)	$2.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense *
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$387.6	$362.4	$10.2	$353.3	$349.8	$6.7

(Loss) Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of (loss) gain reclassified from AOCI to income	$—	$(1.8)	$—	$—	$2.8	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.1	—	—	0.1
(Loss) gain on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	—	—	—	(2.7)
Derivatives designated as hedging instruments	—	—	—	—	—	2.7
Total (loss) gain	$—	$(1.8)	$0.1	$—	$2.8	$0.1
*$2.3 million of gains related to the interest rate swap agreements were recorded as a decrease to debt extinguishment losses.

The Company estimates that $8.4 million of net derivative gains included in AOCI as of September 30, 2021 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three months ended September 30, 2021.

As of September 30, 2021, and June 30, 2021, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

15.    Other (Income) Expense, Net

Other (income) expense, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2021	2020
Unrealized losses (gains) on company-owned life insurance contracts and investments held in rabbi trusts	$0.2	$(1.4)
Foreign exchange loss	0.3	2.7
Pension earnings, interest and deferrals	(4.5)	1.0
Other	(0.1)	—
Total other (income) expense, net	$(4.1)	$2.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

During the three months ended September 30, 2021, deferred taxes were determined by the year-to-date tax benefit with current taxes accounting for the remaining tax benefit recorded in the period. Income tax benefit was $10.4 million, or 41.3 percent of pre-tax loss for the three months ended September 30, 2021 as compared with income tax benefit of $18.9 million, or 28.6 percent of pre-tax loss for the three months ended September 30, 2020.

Income tax benefit for the three months ended September 30, 2021 includes the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the three months ended September 30, 2020 included discrete tax benefits of $2.0 million associated with the debt prepayments costs and $2.4 million for the impact of restructuring and asset impairment charges. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in this period. Also included was the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized as well as tax benefits of $0.4 million attributable to employee share-based compensation.

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

The PEP segment is comprised of the Company's differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Additive business and the Latrobe and Mexico distribution businesses. The Amega West business was part of the PEP segment however it was sold during the quarter ended September 30, 2020. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

The Company's executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating results excludes general corporate costs, which are comprised of executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically-identified income or expense items.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three months ended September 30, 2021 and September 30, 2020. On a consolidated basis, no single customer accounted for 10 percent or more of accounts receivable outstanding at September 30, 2021 and June 30, 2021.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2021	2020
Net Sales:
Specialty Alloys Operations	$331.9	$300.7
Performance Engineered Products	74.6	61.8
Intersegment	(18.9)	(9.2)
Consolidated net sales	$387.6	$353.3

	Three Months Ended September 30,
($ in millions)	2021	2020
Operating (Loss) Income:
Specialty Alloys Operations	$(5.9)	$(18.6)
Performance Engineered Products	0.6	(3.6)
Corporate costs (including restructuring and asset impairment charges)	(14.2)	(26.6)
Intersegment	0.4	—
Consolidated operating (loss) income	$(19.1)	$(48.8)

	Three Months Ended September 30,
($ in millions)	2021	2020
Depreciation and Amortization:
Specialty Alloys Operations	$27.2	$23.2
Performance Engineered Products	3.9	6.0
Corporate	1.4	1.7
Consolidated depreciation and amortization	$32.5	$30.9

	Three Months Ended September 30,
($ in millions)	2021	2020
Capital Expenditures:
Specialty Alloys Operations	$12.1	$21.8
Performance Engineered Products	1.3	2.2
Corporate	1.0	9.4
Intersegment	—	(0.1)
Consolidated capital expenditures	$14.4	$33.3

	September 30, 2021	June 30, 2021
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,209.8	$2,150.1
Performance Engineered Products	416.1	418.5
Corporate	331.7	402.2
Intersegment	2.3	0.4
Consolidated total assets	$2,959.9	$2,971.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
18.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended September 30, 2021 and 2020 were as follows:

Three Months Ended September 30, 2021 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2021	$6.9	$(159.1)	$(40.1)	$(192.3)
Other comprehensive loss before reclassifications	(0.2)	—	(2.1)	(2.3)
Amounts reclassified from AOCI (b)	1.3	1.1	—	2.4
Net other comprehensive income (loss)	1.1	1.1	(2.1)	0.1
Balances at September 30, 2021	$8.0	$(158.0)	$(42.2)	$(192.2)

Three Months Ended September 30, 2020 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2020	$(11.1)	$(334.3)	$(52.6)	$(398.0)
Other comprehensive gain before reclassifications	10.5	—	5.7	16.2
Amounts reclassified from AOCI (b)	(2.2)	3.6	—	1.4
Net other comprehensive income	8.3	3.6	5.7	17.6
Balances at September 30, 2020	$(2.8)	$(330.7)	$(46.9)	$(380.4)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2021 and 2020:

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2021	2020
Cash flow hedging items:
Commodity contracts	Cost of sales	$(1.8)	$2.8
Forward interest rate swaps	Interest expense	0.1	0.1
Total before tax		(1.7)	2.9
Tax benefit (expense)		0.4	(0.7)
Net of tax		$(1.3)	$2.2

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2021	2020
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(1.9)	$(5.2)
Prior service benefit	(b)	0.4	0.5
Total before tax		(1.5)	(4.7)
Tax benefit		0.4	1.1
Net of tax		$(1.1)	$(3.6)

(a)    Amounts in parentheses indicate debits to income/loss.
(b)    These AOCI components are included in the computation of net periodic benefit cost (see Note 9. Pension and Other Postretirement Benefits for additional details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are a producer and distributor of premium specialty alloys, including titanium alloys, powder metals, stainless steels, alloy steels and tool steels. We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, medical, transportation, energy, industrial and consumer markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing ("AM") processes and soft magnetics applications. We have expanded our AM capabilities to provide a complete "end-to-end" solution to accelerate materials innovation and streamline parts production. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2021 Form 10-K. Our discussions here focus on our results during or as of the three-month period ended September 30, 2021 and the comparable period of fiscal year 2021, and to the extent applicable, on material changes from information discussed in the 2021 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2021 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Approximately 20 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains or losses on the commodity forward contracts are reclassified from other comprehensive (loss) income together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer-term, our customer long-term arrangements.

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

Net Pension Benefit

Net pension benefit, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant remeasurement event occurs. We currently expect the total net pension income for fiscal year 2022 will be $7.3 million as compared with net pension expense of $24.6 million in fiscal year 2021, which included a settlement charge of $11.4 million recorded within other (income) expense, net.

The following is the net pension (income) expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
($ in millions)	2021	2020
Pension plans	$(1.0)	$3.2
Other postretirement plans	(0.8)	0.9
Net pension (income) expense	$(1.8)	$4.1

Net pension (income) expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other (income) expense, net. The following is a summary of the classification of net pension (income) expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
($ in millions)	2021	2020
Service cost included in Cost of sales	$2.4	$2.7
Service cost included in Selling, general and administrative expenses	0.3	0.4
Pension earnings, interest and deferrals included in Other (income) expense, net	(4.5)	1.0
Net pension (income) expense	$(1.8)	$4.1

As of September 30, 2021 and June 30, 2021, service cost amounts related to the net pension (income) expense capitalized in gross inventory were $1.0 million and $1.0 million, respectively.

Operating Performance Overview

During the first quarter of fiscal year 2022, demand patterns across our end-use markets continued to improve as our backlog finished up 25 percent sequentially and 49 percent year-over-year. We continue to see signs of a broad-based recovery taking hold across the Aerospace supply chain with an acceleration of demand conditions expected in calendar year 2022. Our Performance Engineered Products segment finished ahead of our expectations driven primarily by strong demand for our titanium fasteners in the Aerospace and Defense end-use market. Within the Specialty Alloys Operations segment, performance was impacted by short-term operational delays including COVID-19 isolations at key work centers, supply chain disruptions across the world and hiring challenges in a difficult industry labor environment. The operational delays resulted in a temporary build in inventory during the current quarter, which negatively impacted our cash flow.

Looking ahead, we plan to continue to navigate near-term challenges and partner with our customers during the recovery. We are well positioned for growth in our core business with a strong financial position, including $507.8 million in total liquidity, and a positive long-term outlook for our end-use markets. Our core business and our soft magnetics and additive manufacturing capabilities position us to build on our foundation for sustainable growth and deliver increasing returns to our shareholders.

Results of Operations — Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

For the three months ended September 30, 2021, we reported a net loss of $14.8 million, or $0.31 loss per diluted share. Excluding the special item of $1.6 million, as identified below, adjusted loss per diluted share was $0.28 in the current quarter. This compares with net loss for the same period a year earlier of $47.1 million, or $0.98 loss per diluted share. Excluding special items for three months ended September 30, 2020, adjusted loss per diluted share was $0.58. The results for the three months ended September 30, 2021 reflect improving demand patterns with 10 percent increased sales compared to the prior year quarter. The prior year three months ended September 30, 2020 included special items of $7.9 million of COVID-19 costs, $10.0 million of restructuring and asset impairment charges and $8.2 million of debt extinguishment losses, net. The current period results reflect the continued impact of the COVID-19 pandemic on the global economy.

COVID-19 related costs negatively impacted operating results by approximately $1.6 million in the quarter ended September 30, 2021 compared to $7.9 million in the prior year quarter. These COVID-19 costs principally consist of direct incremental operating costs including outside services to execute enhanced cleaning protocols, additional personal protective equipment, isolation pay for production employees potentially exposed to COVID-19 and various operating supplies necessary to maintain the operations while keeping employees safe against possible exposure in our facilities.

Net Sales

Net sales for the three months ended September 30, 2021 were $387.6 million, which was a 10 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 2 percent on a 2 percent decrease in shipment volume from the same period a year ago. The results reflect lower demand in key end-use markets driven by COVID-19 headwinds particularly in our Aerospace and Defense and Medical end-use markets during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The current year net sales results reflect the divestiture of the Amega West business on September 30, 2020.

Geographically, sales outside the United States increased 9 percent from the same period a year ago to $140.7 million for the three months ended September 30, 2021. The increase is primarily driven by stronger demand in the Asia Pacific region across all end-use markets partially offset by lower demand in the Aerospace and Defense end-use market in the European region. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $0.6 million increase in sales during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net sales outside the United States represented 36 percent and 36 percent of total net sales for the three months ended September 30, 2021 and 2020, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended September 30,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$166.9	$172.0	$(5.1)	(3)%
Medical	43.1	32.8	10.3	31%
Transportation	41.6	29.1	12.5	43%
Energy	22.2	25.1	(2.9)	(12)%
Industrial and Consumer	86.6	73.4	13.2	18%
Distribution	27.2	20.9	6.3	30%
Total net sales	$387.6	$353.3	$34.3	10%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$134.9	$147.5	$(12.6)	(9)%
Medical	37.1	30.0	7.1	24%
Transportation	31.4	24.5	6.9	28%
Energy	16.2	21.3	(5.1)	(24)%
Industrial and Consumer	66.3	63.1	3.2	5%
Distribution	27.0	20.8	6.2	30%
Total net sales excluding surcharge revenue	$312.9	$307.2	$5.7	2%

Sales to the Aerospace and Defense end-use market decreased 3 percent from the first quarter a year ago to $166.9 million. Excluding surcharge revenue, sales decreased 9 percent from the first quarter a year ago on a 14 percent decrease in shipment volume. The prior year results reflect higher shipments, as we were then continuing to process and ship orders placed prior to the pandemic.

Medical end-use market sales increased 31 percent from the first quarter a year ago to $43.1 million. Excluding surcharge revenue, sales increased 24 percent on 25 percent higher shipment volume from the first quarter a year ago. The results reflect stronger demand as a result of the medical supply chain replenishing inventory levels as patient confidence begins to improve for elective medical procedures.

Transportation end-use market sales increased 43 percent from the first quarter a year ago to $41.6 million. Excluding surcharge revenue, sales increased 28 percent on 48 percent higher shipment volume from the first quarter a year ago. The results reflect higher demand in North America for heavy-duty vehicles slightly offset by lower demand in light-duty vehicles resulting from chip shortages compared to the prior year period.

Sales to the Energy end-use market of $22.2 million in the current quarter reflect a 12 percent decrease from the first quarter a year ago. Excluding surcharge revenue, sales decreased 24 percent from a year ago. The results reflect lower sales for oil and gas and power generation materials compared to the prior year period. The prior year results include the Amega West business which was divested on September 30, 2020.

Industrial and Consumer end-use market sales of $86.6 million increased $13.2 million compared to the first quarter a year ago. Excluding surcharge revenue, sales increased 5 percent on 4 percent lower shipment volume. The results reflect higher demand in the Consumer housing, electronics, and sporting goods sub-markets partially offset by lower demand in Industrial driven by COVID-19 related market impacts.

Gross Profit

Our gross profit in the first quarter increased $21.7 million to $25.2 million, or 6.5 percent of net sales as compared with $3.5 million, or 1.0 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue our adjusted gross margin in the first quarter was 8.1 percent as compared to 1.1 percent in the same period a year ago. The increased gross profit for the three months ended September 30, 2021 reflects improving demand patterns with 10 percent increased sales compared to the prior year quarter. The prior year three months ended September 30, 2020 included the impact of targeted inventory reductions taken to generate cash flow which resulted in negative impacts to gross profit.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three-month periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2021	2020
Net sales	$387.6	$353.3
Less: surcharge revenue	74.7	46.1
Net sales excluding surcharge revenue	$312.9	$307.2

Gross profit	$25.2	$3.5

Gross margin	6.5%	1.0%

Gross margin excluding surcharge revenue	8.1%	1.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $44.3 million were 11.4 percent of net sales (14.2 percent of net sales excluding surcharge) as compared with $42.3 million and 12.0 percent of net sales (13.8 percent of net sales excluding surcharge) in the same quarter a year ago. The selling, general and administrative expenses for the three months ended September 30, 2021 reflect higher amortization costs related to an ERP system that was placed in service during the third quarter of fiscal year 2021 compared to the same period a year ago.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three months ended September 30, 2021 were $0.0 million as compared with $10.0 million for the three months ended September 30, 2020.

In the quarter ended September 30, 2020, we initiated a restructuring plan to consolidate certain operations within the Additive business in the PEP segment. This included $8.7 million of non-cash impairment charges related primarily to certain long-lived assets and certain definite-lived intangible assets. We also recognized $1.3 million of charges for various personnel-related costs for severance payments, medical coverage and other items. Activities undertaken in connection with this fiscal year 2021 restructuring plan were substantially completed in the first quarter of fiscal year 2022.

Operating Loss

Our operating loss in the recent first quarter was $19.1 million or negative 4.9 percent of net sales as compared with operating loss of $48.8 million or negative 13.8 percent of net sales in the same quarter a year ago. Excluding surcharge revenue and special items, adjusted operating margin was negative 5.6 percent for the current quarter as compared with negative 10.1 percent a year ago. The improved operating results for the three months ended September 30, 2021 reflect higher sales compared to the prior year quarter as well as the full recognition of various cost savings actions taken in fiscal year 2021 and the fourth quarter of fiscal year 2020. The prior year three months ended September 30, 2020 included $10.0 million of restructuring and asset impairment charges.

The following presents our operating loss and operating margin, in each case excluding the impact of surcharge revenue on net sales and special items. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2021	2020
Net sales	$387.6	$353.3
Less: surcharge revenue	74.7	46.1
Net sales excluding surcharge revenue	$312.9	$307.2

Operating loss	$(19.1)	$(48.8)
Special items:
COVID-19 costs	1.6	7.9
Restructuring and asset impairment charges	—	10.0
Operating loss	$(17.5)	$(30.9)

Operating margin	(4.9)%	(13.8)%

Adjusted operating margin excluding surcharge revenue and special items	(5.6)%	(10.1)%

Interest Expense, Net and Debt Extinguishment Losses, Net

Interest expense, net for the three months ended September 30, 2021 was $10.2 million compared with $6.7 million in the same period a year ago. We have historically used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate; all interest rate swaps were terminated as of September 30, 2020 in connection with the prepayment of related Notes. Capitalized interest reduced interest expense, net by $0.1 million for the three months ended September 30, 2021 and $2.8 million for the three months ended September 30, 2020. Debt extinguishment losses, net for the three months ended September 30, 2020 includes $10.5 million of debt prepayment costs on the Notes that were due July 2021 offset by gains of $2.3 million on the related interest rate swaps that were terminated in connection with the prepayment.

Other (Income) Expense, Net

Other income, net for the three months ended September 30, 2021 was $4.1 million as compared with $2.3 million of other expense, net for the three months ended September 30, 2020. The current quarter reflects income in pension earnings, interest and deferrals from favorable returns on plan assets compared to expense in the prior year.

Income Taxes

Income tax benefit for the three months ended September 30, 2021 includes the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the three months ended September 30, 2020 included discrete tax benefits of $2.0 million associated with the debt prepayments costs and $2.4 million for the impact of restructuring and asset impairment charges. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in this period. Also included was the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized as well as tax benefits of $0.4 million attributable to employee share-based compensation.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended September 30,		$ (Decrease) Increase	% (Decrease) Increase
(Pounds sold, in thousands)	2021	2020
Specialty Alloys Operations	43,008	43,368	(360)	(1)%
Performance Engineered Products *	2,372	1,466	906	62%
Intersegment	(1,852)	(486)	(1,366)	(281)%
Consolidated pounds sold	43,528	44,348	(820)	(2)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$331.9	$300.7	$31.2	10%
Performance Engineered Products	74.6	61.8	12.8	21%
Intersegment	(18.9)	(9.2)	(9.7)	(105)%
Total net sales	$387.6	$353.3	$34.3	10%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$258.2	$254.8	$3.4	1%
Performance Engineered Products	73.6	61.2	12.4	20%
Intersegment	(18.9)	(8.8)	(10.1)	(115)%
Total net sales excluding surcharge revenue	$312.9	$307.2	$5.7	2%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2021 for the SAO segment increased 10 percent to $331.9 million, as compared with $300.7 million in the same quarter a year ago. Excluding surcharge revenue, net sales increased 1 percent on 1 percent lower shipment volume from a year ago. The SAO segment results reflect higher sales in Medical, Transportation and Industrial and Consumer end-use markets partially offset by lower sales Aerospace and Defense and Energy end-use markets compared to the prior year same quarter as the COVID-19 pandemic continues to impact these key end-use markets.

Operating loss for the SAO segment was $5.9 million or negative 1.8 percent of net sales (negative 2.3 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with operating loss of $18.6 million or negative 6.2 percent of net sales (negative 7.3 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The increase in operating income reflects higher demand across certain end-use markets in the quarter ended September 30, 2021 compared to negative impacts from targeted inventory reductions in the prior year period. The results for the quarter ended September 30, 2021 also include $1.3 million of expenses due to COVID-19 compared to $7.3 million during the prior year period.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2021 for the PEP segment increased 21 percent to $74.6 million, as compared with $61.8 million in the same quarter a year ago. Excluding surcharge revenue, net sales of $73.6 million increased from $61.2 million a year ago. The results reflect improving demand off COVID-19 lows in Aerospace and Defense and increased sales in the Industrial and Consumer and Distribution end-use markets compared to the prior year period. The prior year results included net sales from the Amega West business which was divested by the Company on September 30, 2020.

Operating income for the PEP segment was $0.6 million or 0.8 percent of net sales in the current first quarter, compared with an operating loss of $3.6 million or negative 5.8 percent of net sales in the same quarter a year ago. The improved results for the quarter ended September 30, 2021 reflect higher sales in key end-use markets and reduced expenses in the current year quarter from the restructuring actions taken in fiscal year 2021. The results for the quarter ended September 30, 2021 also include $0.3 million of expenses due to COVID-19 compared to $0.6 million during the prior year period.

Liquidity and Financial Resources

During the three months ended September 30, 2021, we used cash for operating activities of $47.0 million compared cash provided from operations of $88.0 million in the same period a year ago. Our free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $71.2 million as compared to positive $62.6 million for the same period a year ago. The decrease in cash provided from operating activities for the three months ended September 30, 2021 compared to the same period a year ago was driven by working capital changes. Cash used to build inventory was $66.5 million in the current period ended September 30, 2021 compared to cash generated from reductions in inventory of $84.9 million in the prior year. The increase in inventory during the current quarter is a temporary build caused by short-term operational delays including COVID-19 isolations at key work centers. The prior year reflects impacts from targeted inventory reductions taken to strengthen liquidity. During the three months ended September 30, 2021, the change in accounts receivable decreased cash by $3.8 million compared to the generation of cash of $42.0 million in the same period a year ago. The free cash flow results in the current period ended September 30, 2021 reflect lower capital spending levels as compared to the prior year period as certain large projects were completed in fiscal year 2021. The prior period results also included $17.6 million of proceeds related to the sale of our Amega West business.

Capital expenditures for property, plant, equipment and software were $14.4 million for the three months ended September 30, 2021 as compared to $33.3 million for the same period a year ago. In fiscal year 2022, we expect capital expenditures to be approximately $125 million. However, we are monitoring the impact of labor shortages and supply chain disruptions on the timing of our anticipated projects for the balance of the fiscal year.

Dividends during the three months ended September 30, 2021 and 2020 were $9.8 million and $9.7 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

On March 26, 2021, we entered into our $300.0 million secured revolving Credit Facility. The Credit Facility amended and restated the previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility makes several changes from the prior Credit Agreement. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, our outstanding $300.0 million 4.45% Senior Notes due in March 2023 are not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility will be due. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to our right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

As of September 30, 2021, we had $5.4 million of issued letters of credit and no short-term borrowings under the Credit Facility. The balance of the Credit Facility, $294.6 million, remains available to us. As of September 30, 2021, the borrowing rate for the Credit Facility was 2.08%.

We believe that our total liquidity of $507.8 million as of September 30, 2021, which includes total cash and cash equivalents of $213.2 million and available borrowing capacity of $294.6 million under our credit facility, will be sufficient to fund our cash needs over the foreseeable future.

During the three months ended September 30, 2021, we made pension contributions of $0.2 million to our qualified defined benefit pension plans. We currently do not expect to contribute to our U.S. qualified defined benefit pension plans during the remainder of fiscal year 2022.

As of September 30, 2021, we had cash and cash equivalents of approximately $45.4 million held at various foreign subsidiaries. Our global deployment considers, among other things, geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. During the three months ended September 30, 2021, we repatriated cash of approximately $1.6 million from a foreign jurisdiction that resulted in minimal tax cost. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period in which the interest coverage covenant is waived the Credit Facility requires that we maintain a minimum available liquidity of $150 million which is defined in the Credit Facility as the aggregate amount of loans available to be drawn under the facility plus non-restricted cash and cash equivalents as defined therein. In addition, we are subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of September 30, 2021, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of September 30, 2021:

Covenant	Covenant Requirement	Actual Ratio
Consolidated debt to capital	55% (maximum)	33.7%
Available liquidity (excludes certain foreign cash)	$150.0 (minimum)	$467.3 million
Asset coverage ratio	1.10 to 1.00	63.20 to 1.00

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

Net Sales and Gross Margin Excluding Surcharge Revenue

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of "Gross Profit" for a reconciliation of net sales and gross margin, excluding surcharge revenue, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

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

Adjusted Loss Per Share

The following provides a reconciliation of adjusted loss per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Three months ended September 30, 2021, as reported	$(25.2)	$10.4	$(14.8)	$(0.31)
Special item:
COVID-19 costs	1.6	(0.7)	0.9	0.03

Three months ended September 30, 2021, as adjusted	$(23.6)	$9.7	$(13.9)	$(0.28)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.5 million for the three months ended September 30, 2021.

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Three months ended September 30, 2020, as reported	$(66.0)	$18.9	$(47.1)	$(0.98)
Special items:
COVID-19 costs	7.9	(2.6)	5.3	0.11
Restructuring and asset impairment charges	10.0	(2.4)	7.6	0.16
Debt extinguishment losses, net	8.2	(2.0)	6.2	0.13

Three months ended September 30, 2020, as adjusted	$(39.9)	$11.9	$(28.0)	$(0.58)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.3 million for the three months ended September 30, 2020.

Management believes that the presentation of loss per share adjusted to exclude special items is helpful in analyzing the operating performance of the Company, as these items are not indicative of ongoing operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. Adjusted loss per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, loss per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2021	2020
Net cash (used for) provided from operating activities	$(47.0)	$88.0
Purchases of property, plant, equipment and software	(14.4)	(33.3)
Proceeds from divestiture of business	—	17.6
Dividends paid	(9.8)	(9.7)
Free cash flow	$(71.2)	$62.6

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2021, the Company increased the liability for a Company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2021 and June 30, 2021 were $16.1 million and $16.0 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2021 Form 10-K Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 1, Summary of Significant Accounting Policies, of the Notes to our consolidated financial statements included in Part II, Item 8 thereto.

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

As of September 30, 2021, we have three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of September 30, 2021 was $195.5 million and represents approximately 81 percent of our total goodwill. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of September 30, 2021 of $31.9 million and $14.0 million, respectively.

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

New Accounting Pronouncements
For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to Notes to Consolidated Financial Statements included in Item 1.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2021, and the exhibits attached to that filing. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption; (17) potential impacts of the COVID-19 pandemic on our operations, financial results and financial position; (18) our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; (19) our status as a "critical", "essential" or "life-sustaining" business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; (20) our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic; and (21) our ability to successfully carry out restructuring and business exit activities on the expected terms and timelines. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 14 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements", in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2021, we had approximately $9.8 million of net deferred gains related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 41 percent of these contracts relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

Based on the current funding level, the allocation policy for pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability matching assets. Return seeking assets include domestic and international equities, real assets and diversified credit strategies. Liability matching assets include long duration bond funds.

The status of our financial instruments as of September 30, 2021 is provided in Note 14 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2021, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2021. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of September 30, 2021 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contingencies."

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2021 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended September 30, 2021, however employees surrendered 84,601 shares to the Company, at an average purchase price of $36.05, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

Item 6. Exhibits

Exhibit No.	Description
10(A)	Executive incentive bonus compensation plan of Carpenter Technology Corporation effective July 1, 2021 (Exhibit 10(CC) to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference)

10(B)	First amendment to the executive incentive bonus compensation plan of Carpenter Technology Corporation effective as of July 1, 2021. (filed herewith)

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 28, 2021	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)