Form 10-Q
period 2021-12-31
CARPENTER TECHNOLOGY CORP
filed 2022-02-02
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares outstanding of the issuer's common stock as of January 26, 2022 was 48,269,470.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$96.9	$287.4
Accounts receivable, net	307.0	308.7
Inventories	534.7	425.7
Other current assets	105.7	95.6
Total current assets	1,044.3	1,117.4
Property, plant and equipment, net	1,429.6	1,457.5
Goodwill	241.4	241.4
Other intangibles, net	39.5	43.1
Deferred income taxes	5.6	5.3
Other assets	119.5	106.5
Total assets	$2,879.9	$2,971.2

LIABILITIES
Current liabilities:
Accounts payable	$170.3	$142.4
Accrued liabilities	124.0	163.9
Total current liabilities	294.3	306.3
Long-term debt	695.0	694.5
Accrued pension liabilities	213.1	222.6
Accrued postretirement benefits	97.4	98.6
Deferred income taxes	141.3	156.9
Other liabilities	105.7	100.0
Total liabilities	1,546.8	1,578.9

Contingencies and commitments (see Note 11)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,024,619 shares at December 31, 2021 and 56,024,619 shares at June 30, 2021; outstanding 48,268,872 shares at December 31, 2021 and 48,040,676 shares at June 30, 2021	280.1	280.1
Capital in excess of par value	315.9	322.6
Reinvested earnings	1,235.5	1,299.3
Common stock in treasury (7,755,747 shares and 7,983,943 shares at December 31, 2021 and June 30, 2021, respectively), at cost	(308.0)	(317.4)
Accumulated other comprehensive loss	(190.4)	(192.3)
Total stockholders' equity	1,333.1	1,392.3
Total liabilities and stockholders' equity	$2,879.9	$2,971.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$396.0	$348.8	$783.6	$702.1
Cost of sales	382.9	342.8	745.3	692.6
Gross profit	13.1	6.0	38.3	9.5

Selling, general and administrative expenses	44.6	42.2	88.9	84.5
Restructuring and asset impairment charges	—	—	—	10.0
Goodwill impairment	—	52.8	—	52.8
Operating loss	(31.5)	(89.0)	(50.6)	(137.8)

Interest expense, net	10.1	7.9	20.3	14.6
Debt extinguishment losses, net	—	—	—	8.2
Other (income) expense, net	(6.6)	(1.3)	(10.7)	1.1

Loss before income taxes	(35.0)	(95.6)	(60.2)	(161.7)
Income tax benefit	(5.6)	(10.7)	(16.1)	(29.7)

Net loss	$(29.4)	$(84.9)	$(44.1)	$(132.0)

LOSS PER COMMON SHARE:
Basic	$(0.61)	$(1.76)	$(0.91)	$(2.74)
Diluted	$(0.61)	$(1.76)	$(0.91)	$(2.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.6	48.3	48.5	48.3
Diluted	48.6	48.3	48.5	48.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Net loss	$(29.4)	$(84.9)	$(44.1)	$(132.0)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(0.4), $(1.1), $(0.8) and $(2.2), respectively	0.8	3.6	1.9	7.2
Net gain on derivative instruments, net of tax of $(0.5), $(1.6), $(0.9) and $(4.3), respectively	1.7	4.9	2.8	13.2
Foreign currency translation	(0.7)	8.8	(2.8)	14.5
Other comprehensive income, net of tax	1.8	17.3	1.9	34.9
Comprehensive loss	$(27.6)	$(67.6)	$(42.2)	$(97.1)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2021	2020
OPERATING ACTIVITIES
Net loss	$(44.1)	$(132.0)
Adjustments to reconcile net loss to net cash (used for) provided from operating activities:
Depreciation and amortization	65.3	59.6
Goodwill impairment charge	—	52.8
Non-cash restructuring and asset impairment charges	—	8.7
Debt extinguishment losses, net	—	8.2
Deferred income taxes	(17.6)	(10.1)
Net pension (income) expense	(3.6)	8.1
Share-based compensation expense	5.6	5.4
Net loss on disposals of property, plant and equipment	0.2	0.1
Changes in working capital and other:
Accounts receivable	—	64.2
Inventories	(109.8)	155.8
Other current assets	(7.4)	(26.8)
Accounts payable	26.9	(13.1)
Accrued liabilities	(42.9)	(3.1)
Pension plan contributions	(0.2)	(4.7)
Other postretirement plan contributions	(1.9)	(1.2)
Other, net	(6.8)	(0.3)
Net cash (used for) provided from operating activities	(136.3)	171.6
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(33.4)	(59.9)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.8	1.5
Proceeds from divestiture of business	—	20.0
Net cash used for investing activities	(31.6)	(38.4)
FINANCING ACTIVITIES
Net change in short-term credit agreement borrowings	—	(170.0)
Proceeds from issuance of long-term debt, net of offering costs	—	395.5
Payments on long-term debt	—	(250.0)
Payments for debt extinguishment costs, net	—	(8.2)
Payments for debt issue costs	—	(1.1)
Dividends paid	(19.7)	(19.5)
Withholding tax payments on share-based compensation awards	(3.1)	(2.2)
Net cash used for financing activities	(22.8)	(55.5)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.6
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(190.5)	78.3
Cash and cash equivalents at beginning of period	287.4	193.1
Cash and cash equivalents at end of period	$96.9	$271.4
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities: Purchase of property, plant, equipment and software	$8.4	$8.7
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at September 30, 2021	$280.1	$316.3	$1,274.7	$(311.3)	$(192.2)	$1,367.6
Net loss			(29.4)			(29.4)
Pension and postretirement benefits gain, net of tax					0.8	0.8
Net gain on derivative instruments, net of tax					1.7	1.7
Foreign currency translation					(0.7)	(0.7)
Cash Dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		(0.4)		3.3		2.9
Balances at December 31, 2021	$280.1	$315.9	$1,235.5	$(308.0)	$(190.4)	$1,333.1

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at September 30, 2020	$280.1	$315.9	$1,511.2	$(319.3)	$(380.4)	$1,407.5
Net loss			(84.9)			(84.9)
Pension and postretirement benefits gain, net of tax					3.6	3.6
Net gain on derivative instruments, net of tax					4.9	4.9
Foreign currency translation					8.8	8.8
Cash Dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		1.1		1.7		2.8
Balances at December 31, 2020	$280.1	$317.0	$1,416.5	$(317.6)	$(363.1)	$1,332.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2021	$280.1	$322.6	$1,299.3	$(317.4)	$(192.3)	$1,392.3
Net loss			(44.1)			(44.1)
Pension and postretirement benefits gain, net of tax					1.9	1.9
Net gain on derivative instruments, net of tax					2.8	2.8
Foreign currency translation					(2.8)	(2.8)
Cash Dividends:
Common @ $0.40 per share			(19.7)			(19.7)
Share-based compensation plans		(6.7)		9.4		2.7
Balances at December 31, 2021	$280.1	$315.9	$1,235.5	$(308.0)	$(190.4)	$1,333.1

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2020	$280.1	$321.4	$1,568.0	$(325.8)	$(398.0)	$1,445.7
Net loss			(132.0)			(132.0)
Pension and postretirement benefits gain, net of tax					7.2	7.2
Net gain on derivative instruments, net of tax					13.2	13.2
Foreign currency translation					14.5	14.5
Cash Dividends:
Common @ $0.40 per share			(19.5)			(19.5)
Share-based compensation plans		(4.4)		8.2		3.8
Balances at December 31, 2020	$280.1	$317.0	$1,416.5	$(317.6)	$(363.1)	$1,332.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2021 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the "2021 Form 10-K"). Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter", "Carpenter Technology", the "Company", "Registrant", "Issuer", "we" and "our" refer to Carpenter Technology Corporation.

2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three and six months ended December 31, 2021 were $0.0 million and $0.0 million, respectively. There were $0.0 million and $10.0 million of restructuring and asset impairment charges for the three and six months ended December 31, 2020, respectively.

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

The reserve balances and activity for restructuring charges at December 31, 2021 and June 30, 2021 were as follows:

($ in millions)	December 31, 2021	June 30, 2021
Reserve balance at beginning of fiscal year	$1.4	$9.5
Restructuring charges excluding non-cash impairments	—	1.2
Cash payments	(1.3)	(9.3)
Reserve balance at end of period	$0.1	$1.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted in current fiscal year

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year, and recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the basis of goodwill. ASU 2019-12 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted. The Company adopted the provisions of ASU 2019-12 in the first quarter of fiscal year 2022. As a result, the Company recorded tax benefits on its year-to-date net loss for the six months ended December 31, 2021 in excess of its forecasted total tax benefits for the full fiscal year. Adoption of the other provisions in ASU 2019-12 did not materially impact the consolidated financial statements.

Recently Issued Accounting Pronouncements - Pending adoption

In November 2021, the FASB issued ASU 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. ASU 2021-10 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $12.8 million and $8.6 million at December 31, 2021 and June 30, 2021, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company's overall revenues by end-use markets and geography for the three and six months ended December 31, 2021 and 2020 were as follows:

End-Use Market Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Aerospace and Defense	$167.6	$174.5	$334.7	$346.4
Medical	46.7	32.4	89.8	65.2
Transportation	38.2	31.6	79.8	60.8
Energy	23.1	22.1	45.3	47.2
Industrial and Consumer	90.5	66.0	177.0	139.4
Distribution	29.9	22.2	57.0	43.1
Consolidated net sales	$396.0	$348.8	$783.6	$702.1

Geographic Data	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
United States	$254.2	$208.2	$501.1	$432.9
Asia Pacific	53.2	48.9	114.8	86.8
Europe	52.3	68.1	100.8	129.3
Mexico	21.6	10.7	37.5	23.9
Canada	8.1	7.1	15.9	14.9
Other	6.6	5.8	13.5	14.3
Consolidated net sales	$396.0	$348.8	$783.6	$702.1

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Loss per Common Share

The Company calculates basic and diluted loss per share using the two class method. Under the two class method, losses are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The losses available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted loss per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three and six months ended December 31, 2021 and 2020, respectively, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted loss per common share for the three and six months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2021	2020	2021	2020
Net loss	$(29.4)	$(84.9)	$(44.1)	$(132.0)
Dividends allocated to participating securities	—	(0.2)	(0.1)	(0.2)
Loss available for common stockholders used in calculation of basic loss per common share	$(29.4)	$(85.1)	$(44.2)	$(132.2)

Weighted average number of common shares outstanding, basic	48.6	48.3	48.5	48.3

Basic loss per common share	$(0.61)	$(1.76)	$(0.91)	$(2.74)

Net loss	$(29.4)	$(84.9)	$(44.1)	$(132.0)
Dividends allocated to participating securities	—	(0.2)	(0.1)	(0.2)
Loss available for common stockholders used in calculation of diluted loss per common share	$(29.4)	$(85.1)	$(44.2)	$(132.2)

Weighted average number of common shares outstanding, basic	48.6	48.3	48.5	48.3
Effect of shares issuable under share-based compensation plans	—	—	—	—
Weighted average number of common shares outstanding, diluted	48.6	48.3	48.5	48.3

Diluted loss per common share	$(0.61)	$(1.76)	$(0.91)	$(2.74)

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted loss per share because their effects were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2021	2020	2021	2020
Stock options	2.0	2.2	2.0	2.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Inventories

Inventories consisted of the following components as of December 31, 2021 and June 30, 2021:

($ in millions)	December 31, 2021	June 30, 2021
Raw materials and supplies	$135.4	$115.0
Work in process	270.2	206.2
Finished and purchased products	129.1	104.5
Total inventories	$534.7	$425.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company also uses the first-in, first-out ("FIFO") and average cost methods. As of December 31, 2021 and June 30, 2021, $128.6 million and $107.5 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

8.    Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2021 and June 30, 2021:

($ in millions)	December 31, 2021	June 30, 2021
Accrued compensation and benefits	$41.3	$81.4
Accrued interest expense	16.2	16.2
Accrued postretirement benefits	14.4	14.4
Contract liabilities	12.8	8.6
Current portion of lease liabilities	9.7	9.0
Accrued pension liabilities	3.5	3.5
Accrued income taxes	1.8	0.5
Derivative financial instruments	0.1	4.2
Other	24.2	26.1
Total accrued liabilities	$124.0	$163.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Pension and Other Postretirement Benefits

The components of the net periodic pension (income) expense related to the Company's pension and other postretirement benefits for the three and six months ended December 31, 2021 and 2020 were as follows:

Three months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Service cost	$2.1	$2.4	$0.6	$0.6
Interest cost	9.1	9.9	1.8	1.9
Expected return on plan assets	(14.9)	(13.9)	(2.0)	(1.6)
Amortization of net loss (gain)	2.1	4.3	(0.2)	0.9
Amortization of prior service cost (credits)	0.6	0.5	(1.0)	(1.0)
Net pension (income) expense	$(1.0)	$3.2	$(0.8)	$0.8

Six months ended December 31,	Pension Plans		Other Postretirement Plans
($ in millions)	2021	2020	2021	2020
Service cost	$4.2	$4.8	$1.3	$1.4
Interest cost	18.2	19.8	3.5	3.8
Expected return on plan assets	(29.8)	(27.8)	(4.0)	(3.3)
Amortization of net loss (gain)	4.2	8.6	(0.4)	1.8
Amortization of prior service cost (credits)	1.2	1.0	(2.0)	(2.0)
Net pension (income) expense	$(2.0)	$6.4	$(1.6)	$1.7

During the six months ended December 31, 2021 and 2020, the Company made $0.2 million and $4.7 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently does not expect to contribute additional amounts to its international qualified defined benefit pension plans and does not expect to make any contributions to its U.S. qualified defined benefit pension plans during the remainder of fiscal year 2022.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest on the borrowings under the Credit Facility accrues at variable rates, based upon a "Eurocurrency Rate" or a defined "Base Rate". Both are determined based upon the credit rating of the Company's senior unsecured long-term debt (the "Debt Rating"). The applicable margin to be added to Eurocurrency Rate ranges from 1.25% to 2.25% (2.00% as of December 31, 2021), and for Base Rate-determined loans, from 0.25% to 1.25% (1.00% as of December 31, 2021). The Company also pays a quarterly commitment fee ranging from 0.275% to 0.375% (0.35% as of December 31, 2021), determined based upon the Debt Rating, of the unused portion of the $300.0 million commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.25% to 2.25% (2.00% as of December 31, 2021), with respect to letters of credit issued under the Credit Facility. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of December 31, 2021, the Company had $5.3 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $294.7 million available to the Company. As of December 31, 2021, the borrowing rate for the Credit Facility was 2.10%.

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period in which the interest coverage covenant is waived, the Credit Facility requires that the Company maintain a minimum available liquidity of $150.0 million for certain periods, which is defined in the Credit Facility as aggregate amount of loans available to be drawn under the credit facility plus non-restricted cash and cash equivalents as defined therein. In addition, the Company is also subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of December 31, 2021, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of December 31, 2021 and June 30, 2021 consisted of the following:

($ in millions)	December 31, 2021	June 30, 2021
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at December 31, 2021 and June 30, 2021)	$299.6	$299.5
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at December 31, 2021 and June 30, 2021)	395.4	395.0
Total	695.0	694.5
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$695.0	$694.5

For the three months ended December 31, 2021 and 2020, interest costs totaled $10.3 million and $10.9 million, respectively, of which $0.2 million and $3.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the three months ended December 31, 2021 and 2020, there were no debt extinguishment losses, net.

For the six months ended December 31, 2021 and 2020, interest costs totaled $20.6 million and $20.3 million, respectively, of which $0.3 million and $5.7 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. Debt extinguishment losses, net for the six months ended December 31, 2020 includes $10.5 million of debt prepayment costs on the Notes that were due July 2021 offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment. For the six months ended December 31, 2021 there were no debt extinguishment losses, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.     Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company's operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2021, the Company increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2021 and June 30, 2021 were $16.1 million and $16.0 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis.

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

The Company elected the practical expedient to not separate lease components from non-lease components for all asset classes. The Company recognizes lease expense in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected to not recognize ROU assets and lease liabilities for short-term leases with an initial term of 12 months or less for all asset classes. Leases with the option to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability. Income from subleased properties is recognized and presented as a reduction of selling, general and administrative expenses in the Company's consolidated statements of operations. The leases have remaining terms of one to fifteen years.

The following table sets forth the components of the Company's lease cost for the three and six months ended December 31, 2021 and December 31, 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Operating lease cost	$2.5	$3.2	$5.0	$6.8
Short-term lease cost	0.8	0.7	1.7	1.6
Variable lease cost	0.1	0.1	0.3	0.2
Sublease income	(0.2)	(0.2)	(0.5)	(0.3)
Total lease cost	$3.2	$3.8	$6.5	$8.3

Operating cash flow payments from operating leases	$2.8	$3.3	$5.6	$6.9
Non-cash ROU assets obtained in exchange for lease obligations	$15.1	$—	$15.5	$1.4

The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Weighted-average remaining lease term - operating leases	8.8 years	8.4 years
Weighted-average discount rate - operating leases	3.5%	4.0%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the Company's ROU assets and lease liabilities at December 31, 2021 and June 30, 2021:

($ in millions)	December 31, 2021	June 30, 2021
Operating lease assets:
Other assets	$46.7	$34.3
Operating lease liabilities:
Accrued liabilities	$9.7	$9.0
Other liabilities	46.9	35.5
Total operating lease liabilities	$56.6	$44.5

Minimum lease payments for operating leases expiring subsequent to December 31, 2021 are as follows:

($ in millions)	December 31, 2021
2022 (remaining period of fiscal year)	$5.3
2023	10.8
2024	8.5
2025	6.2
2026	5.0
Thereafter	30.9
Total future minimum lease payments	66.7
Less imputed interest	(10.1)
Total	$56.6

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31, 2021	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$18.1
Liabilities:
Derivative financial instruments	$0.2

June 30, 2021	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$15.9
Liabilities:
Derivative financial instruments	$5.3

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2021		June 30, 2021
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$695.0	$732.0	$694.5	$754.7
Company-owned life insurance	$27.3	$27.3	$24.6	$24.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of long-term debt as of December 31, 2021 and June 30, 2021 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income ("AOCI") and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2021, the Company had forward contracts to purchase 7.7 million pounds of certain raw materials with settlement dates through May 2025.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated are being amortized over the term of the underlying debt. For the three months ended December 31, 2021 and 2020, net gains related to the previously terminated contracts of $0.1 million and $0.1 million, respectively, were recorded as a reduction to interest expense. For the six months ended December 31, 2021 and 2020, net gains related to the previously terminated contracts of $0.2 million and $0.2 million, respectively, were recorded as a reduction to interest expense.

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

The Company also uses foreign currency forward contracts to protect certain short-term positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other (income) expense, net. As of December 31, 2021 and June 30, 2021, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of the quarter ended September 30, 2020, all interest rate swaps were terminated in connection with the prepayment of Notes due July 2021. At December 31, 2021 and June 30, 2021, the total notional amount of floating interest rate contracts was $0.0 million and $0.0 million, respectively. For the three months ended December 31, 2021 and 2020, respectively, there were no interest rate swaps and no gains or losses recorded to interest expense. For the six months ended months December 31, 2021 and 2020, net gains of $0.0 million and $0.4 million, respectively, were recorded as a decrease to interest expense. During the quarter ended September 30, 2020, there were $2.3 million of gains recorded as a decrease to debt extinguishment losses.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2021 and June 30, 2021:

December 31, 2021	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$0.2	$14.5	$14.7
Other assets	—	—	3.4	3.4
Total asset derivatives	$—	$0.2	$17.9	$18.1
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.1	$—	$0.1
Other liabilities	—	0.1	—	0.1
Total liability derivatives	$—	$0.2	$—	$0.2

June 30, 2021	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$10.0	$10.0
Other assets	—	—	5.9	5.9
Total asset derivatives	$—	$—	$15.9	$15.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$2.6	$1.6	$4.2
Other liabilities	—	—	1.1	1.1
Total liability derivatives	$—	$2.6	$2.7	$5.3

Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $20.4 million and total liability derivatives would have been $2.5 million as of December 31, 2021.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of December 31, 2021 and June 30, 2021, the Company had no cash collateral held by counterparties.

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

Cash Flow and Fair Value Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and six months ended December 31, 2021 and 2020:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$1.3	$9.2	$1.0	$23.0
Foreign exchange contracts	—	(0.1)	—	(0.1)
Total	$1.3	$9.1	$1.0	$22.9

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income
		Three Months Ended December 31,
		2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(1.0)	$2.4
Foreign exchange contracts	Net sales	—	—
Forward interest rate swaps	Interest expense, net	0.1	0.1
Total		$(0.9)	$2.5

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income
		Six Months Ended December 31,
		2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(2.9)	$5.2
Foreign exchange contracts	Net sales	—	—
Forward interest rate swaps	Interest expense, net	0.2	0.2
Total		$(2.7)	$5.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$396.0	$382.9	$10.1	$348.8	$342.8	$7.9

(Loss) Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of (loss) gain reclassified from AOCI to income	$—	$(1.0)	$—	$—	$2.4	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.1	—	—	0.1
Total (loss) gain	$—	$(1.0)	$0.1	$—	$2.4	$0.1

	Six Months Ended December 31, 2021			Six Months Ended December 31, 2020
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense*
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$783.6	$745.3	$20.3	$702.1	$692.6	$14.6

(Loss) gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of (loss) gain reclassified from AOCI to income	$—	$(2.9)	$—	$—	$5.2	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.2	—	—	0.2
(Loss) gain on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	—	—	—	(2.7)
Derivatives designated as hedging instruments	—	—	—	—	—	2.7
Total (loss) gain	$—	$(2.9)	$0.2	$—	$5.2	$0.2

*$2.3 million of gains related to the interest rate swap agreements were recorded as a decrease to debt extinguishment losses.

The Company estimates that $10.2 million of net derivative gains included in AOCI as of December 31, 2021 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and six months ended December 31, 2021.

As of December 31, 2021, and June 30, 2021, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.    Other (Income) Expense, Net

Other (income) expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	$(2.4)	$(3.1)	$(2.2)	$(4.4)
Foreign exchange loss	0.3	0.8	0.6	3.5
Pension earnings, interest and deferrals	(4.5)	1.0	(9.1)	2.0
Total other (income) expense, net	$(6.6)	$(1.3)	$(10.7)	$1.1

16.    Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pre-tax income, or loss, of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense or benefit can be impacted by changes in tax rates or laws, the finalization of tax audits, and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

During the three and six months ended December 31, 2021, deferred taxes were determined by the year-to-date tax benefit with current taxes accounting for the remaining tax benefit recorded in the period. Income tax benefit was $5.6 million, or 16.0 percent of pre-tax loss for the three months ended December 31, 2021, as compared with income tax benefit of $10.7 million, or 11.2 percent of pre-tax loss for the three months ended December 31, 2020. Income tax benefit for the six months ended December 31, 2021 was $16.1 million or 26.7 percent of pre-tax loss as compared with $29.7 million or 18.4 percent of pre-tax loss in the six months ended December 31, 2020.

Income tax benefit for the three months ended December 31, 2021 reflects a change in the estimated full year results for the fiscal year. Also included is the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the three months ended December 31, 2020 included the unfavorable impacts of a non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in this period. Excluding the discrete tax impact of the $52.8 million non-deductible goodwill impairment charge, the tax rate for the three months ended December 31, 2020 would have been 24.8 percent.

Income tax benefit for the six months ended December 31, 2021 includes the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the six months ended December 31, 2020 included the unfavorable impacts of a non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized as well as discrete tax benefits of $2.0 million associated with the debt extinguishment losses, net and $2.4 million for the impact of restructuring and asset impairment charges. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in this period. Also included is a tax charge of $1.2 million attributable to employee share-based compensation. Excluding the discrete tax impacts of the $52.8 million non-deductible goodwill impairment charge, debt extinguishment losses, net and restructuring and asset impairment charges, the tax rate for the six months ended December 31, 2020 would have been 27.1 percent.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company's executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating results exclude general corporate costs, which are comprised of executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically-identified income or expense items.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three and six months ended December 31, 2021 and December 31, 2020. On a consolidated basis, no single customer accounted for 10 percent or more of accounts receivable outstanding at December 31, 2021 and June 30, 2021.

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Net Sales:
Specialty Alloys Operations	$330.8	$300.4	$662.8	$601.1
Performance Engineered Products	85.7	54.8	160.3	116.7
Intersegment	(20.5)	(6.4)	(39.5)	(15.7)
Consolidated net sales	$396.0	$348.8	$783.6	$702.1

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Operating (Loss) Income:
Specialty Alloys Operations	$(20.3)	$(11.6)	$(26.2)	$(30.2)
Performance Engineered Products	3.0	(7.2)	3.6	(10.9)
Corporate costs (including restructuring and asset impairment charges)	(14.5)	(70.6)	(28.6)	(97.1)
Intersegment	0.3	0.4	0.6	0.4
Consolidated operating loss	$(31.5)	$(89.0)	$(50.6)	$(137.8)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Depreciation and Amortization:
Specialty Alloys Operations	$27.4	$23.3	$54.6	$46.5
Performance Engineered Products	4.0	4.2	7.9	10.3
Corporate	1.4	1.0	2.8	2.7
Intersegment	—	0.1	—	0.1
Consolidated depreciation and amortization	$32.8	$28.6	$65.3	$59.6

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Capital Expenditures:
Specialty Alloys Operations	$16.6	$15.7	$28.7	$37.4
Performance Engineered Products	2.0	1.1	3.2	3.2
Corporate	0.5	9.8	1.5	19.3
Consolidated capital expenditures	$19.1	$26.6	$33.4	$59.9

	December 31, 2021	June 30, 2021
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,222.3	$2,150.1
Performance Engineered Products	419.6	418.5
Corporate	233.9	402.2
Intersegment	4.1	0.4
Consolidated total assets	$2,879.9	$2,971.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
18.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended December 31, 2021 and 2020 were as follows:

Three Months Ended December 31, 2021 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at September 30, 2021	$8.0	$(158.0)	$(42.2)	$(192.2)
Other comprehensive gain (loss) before reclassifications	1.0	(0.3)	(0.7)	—
Amounts reclassified from AOCI (b)	0.7	1.1	—	1.8
Net other comprehensive income (loss)	1.7	0.8	(0.7)	1.8
Balances at December 31, 2021	$9.7	$(157.2)	$(42.9)	$(190.4)

Three Months Ended December 31, 2020 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at September 30, 2020	$(2.8)	$(330.7)	$(46.9)	$(380.4)
Other comprehensive gain before reclassifications	6.9	—	8.8	15.7
Amounts reclassified from AOCI (b)	(2.0)	3.6	—	1.6
Net other comprehensive income	4.9	3.6	8.8	17.3
Balances at December 31, 2020	$2.1	$(327.1)	$(38.1)	$(363.1)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in AOCI by component, net of tax, for the six months ended December 31, 2021 and 2020 were as follows:

Six Months Ended December 31, 2021 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2021	$6.9	$(159.1)	$(40.1)	$(192.3)
Other comprehensive gain (loss) before reclassifications	0.7	(0.3)	(2.8)	(2.4)
Amounts reclassified from AOCI (b)	2.1	2.2	—	4.3
Net other comprehensive income (loss)	2.8	1.9	(2.8)	1.9
Balances at December 31, 2021	$9.7	$(157.2)	$(42.9)	$(190.4)

Six Months Ended December 31, 2020 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2020	$(11.1)	$(334.3)	$(52.6)	$(398.0)
Other comprehensive gain before reclassifications	17.3	—	14.5	31.8
Amounts reclassified from AOCI (b)	(4.1)	7.2	—	3.1
Net other comprehensive income	13.2	7.2	14.5	34.9
Balances at December 31, 2020	$2.1	$(327.1)	$(38.1)	$(363.1)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of amounts reclassified from AOCI for the three and six months ended December 31, 2021 and 2020:

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2021	2020	2021	2020
Cash flow hedging items:
Commodity contracts	Cost of sales	$(1.0)	$2.4	$(2.9)	$5.2
Forward interest rate swaps	Interest expense, net	0.1	0.1	0.2	0.2
Total before tax		(0.9)	2.5	(2.7)	5.4
Tax benefit (expense)		0.2	(0.5)	0.6	(1.3)
Net of tax		$(0.7)	$2.0	$(2.1)	$4.1

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2021	2020	2021	2020
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(1.9)	$(5.2)	$(3.8)	$(10.4)
Prior service benefit	(b)	0.4	0.5	0.8	1.0
Total before tax		(1.5)	(4.7)	(3.0)	(9.4)
Tax benefit		0.4	1.1	0.8	2.2
Net of tax		$(1.1)	$(3.6)	$(2.2)	$(7.2)

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2021 Form 10-K. Our discussions here focus on our results during or as of the three and six-month periods ended December 31, 2021 and the comparable periods of fiscal year 2021, and to the extent applicable, on material changes from information discussed in the 2021 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2021 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

The following is the net pension (income) expense for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Pension plans	$(1.0)	$3.2	$(2.0)	$6.4
Other postretirement plans	(0.8)	0.8	(1.6)	1.7
Net pension (income) expense	$(1.8)	$4.0	$(3.6)	$8.1

Net pension (income) expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other (income) expense, net. The following is a summary of the classification of net pension (income) expense for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Service cost included in Cost of sales	$2.4	$2.7	$4.8	$5.4
Service cost included in Selling, general and administrative expenses	0.3	0.3	0.7	0.7
Pension earnings, interest and deferrals included in Other (income) expense, net	(4.5)	1.0	(9.1)	2.0
Net pension (income) expense	$(1.8)	$4.0	$(3.6)	$8.1

As of December 31, 2021 and June 30, 2021, service cost amounts related to the net pension (income) expense capitalized in gross inventory were $1.0 million and $1.0 million, respectively.

Operating Performance Overview

During the three months ended December 31, 2021, demand continued to improve as the recovery takes hold across our end-use markets, with our backlog up 35 percent sequentially and 106 percent year-over-year. We continue to see signs of the Aerospace recovery with lead times increasing despite any near-term uncertainties from the latest wave of COVID-19 cases.

Our PEP segment finished ahead of our expectations during the three months ended December 31, 2021, driven primarily by strong demand in the Medical end-use market. Within the SAO segment, near-term operational headwinds impacted our performance for the three months ended December 31, 2021 including production employee COVID-19 isolations, supply chain disruptions, and hiring challenges in a difficult labor environment. In addition, the unplanned outage of the press at our Reading, PA facility limited our ability to meet our production targets in the current quarter. As a result of the delays, we increased inventory levels during the quarter ended December 31, 2021, which negatively impacted cash flow.

We continue to address our near-term operational challenges and expect to have our Reading press back online in the third quarter ended March 31, 2022. Looking ahead, we believe that we are well positioned for growth given our strong customer relationships, the role our critical solutions play in the supply chain, and the improving demand across our end-use markets. Our soft magnetics and additive manufacturing capabilities provide additional opportunities for long-term growth and to deliver increasing returns to our stockholders.

Results of Operations — Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

For the three months ended December 31, 2021, we reported a net loss of $29.4 million, or $0.61 loss per diluted share. Excluding the special item of $1.7 million, as identified below, adjusted loss per diluted share was $0.58 in the current quarter. This compares with net loss for the same period a year earlier of $84.9 million, or $1.76 loss per diluted share. Excluding special items, adjusted loss per diluted share was $0.61 in the same quarter last year. The results for the three months ended December 31, 2021 reflect improving demand patterns with 14 percent increased sales compared to the prior year quarter. Partially offsetting the improved demand for the three months ended December 31, 2021 are near-term operational challenges resulting from the Reading press outage, labor shortages and supply chain disruptions. The prior year period included negative impacts from targeted inventory reductions and a $52.8 million goodwill impairment charge.

COVID-19 related costs negatively impacted operating results by approximately $1.7 million in the quarter ended December 31, 2021 compared to $3.9 million in the three months ended December 31, 2020. These COVID-19 costs principally consist of direct incremental operating costs including outside services to execute enhanced cleaning protocols, additional personal protective equipment, isolation pay for production employees potentially exposed to COVID-19 and various operating supplies necessary to maintain the operations while keeping employees safe against possible exposure in our facilities. The current period results reflect the continued impact of the COVID-19 pandemic on the global economy.

Net Sales

Net sales for the three months ended December 31, 2021 were $396.0 million, which was a 14 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 5 percent on a 9 percent increase in shipment volume from the same period a year ago. The results reflect higher demand in most end-use markets during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The Aerospace and Defense end-use market in particular was impacted by the unplanned Reading press outage in the three months ended December 31, 2021.

Geographically, sales in the United States increased 22 percent from the same period a year ago to $254.2 million. The increase is driven by higher demand in the Medical and Industrial and Consumer end-use markets. Sales outside the United States increased 1 percent from the same period a year ago to $141.8 million for the three months ended December 31, 2021. The increase is driven by stronger demand in the Mexico and Asia Pacific regions offset by lower demand in the Aerospace and Defense end-use market in the European region. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $0.3 million decrease in sales during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Net sales outside the United States represented 36 percent and 40 percent of total net sales for the three months ended December 31, 2021 and 2020, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$167.6	$174.5	$(6.9)	(4)%
Medical	46.7	32.4	14.3	44%
Transportation	38.2	31.6	6.6	21%
Energy	23.1	22.1	1.0	5%
Industrial and Consumer	90.5	66.0	24.5	37%
Distribution	29.9	22.2	7.7	35%
Total net sales	$396.0	$348.8	$47.2	14%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$134.0	$148.5	$(14.5)	(10)%
Medical	40.4	29.0	11.4	39%
Transportation	28.5	25.8	2.7	10%
Energy	16.0	17.7	(1.7)	(10)%
Industrial and Consumer	66.4	56.3	10.1	18%
Distribution	29.6	22.1	7.5	34%
Total net sales excluding surcharge revenue	$314.9	$299.4	$15.5	5%

Sales to the Aerospace and Defense end-use market decreased 4 percent from the second quarter a year ago to $167.6 million. Excluding surcharge revenue, sales decreased 10 percent from the second quarter a year ago on a 7 percent decrease in shipment volume. The current year results reflect near-term operational challenges including labor issues related to COVID-19 isolations and staffing key production positions as well as the unplanned Reading press outage that occurred late in the quarter.

Medical end-use market sales increased 44 percent from the second quarter a year ago to $46.7 million. Excluding surcharge revenue, sales increased 39 percent on 43 percent higher shipment volume from the second quarter a year ago. The current second quarter results reflect stronger demand as a result of the medical supply chain replenishing inventory levels as patient confidence had been improving for elective medical procedures.

Transportation end-use market sales increased 21 percent from the second quarter a year ago to $38.2 million. Excluding surcharge revenue, sales increased 10 percent on 8 percent higher shipment volume from the second quarter a year ago. The results reflect higher demand for medium and heavy-duty vehicles and specialty transportation materials slightly offset by lower demand in light-duty vehicles resulting from chip shortages compared to the prior year period.

Sales to the Energy end-use market of $23.1 million in the current quarter reflect a 5 percent increase from the second quarter a year ago. Excluding surcharge revenue, sales decreased 10 percent from a year ago. The results reflect increasing global rig counts and higher oil prices benefiting the oil and gas sub-market with lower sales for power generation materials compared to the prior year period.

Industrial and Consumer end-use market sales of $90.5 million increased $24.5 million compared to the second quarter a year ago. Excluding surcharge revenue, sales increased 18 percent on 29 percent higher shipment volume. The results reflect higher demand in Industrial semiconductor and distribution materials slightly offset by a seasonal decline in the Consumer electronics and sporting goods sub-markets.

Gross Profit

Our gross profit in the second quarter increased $7.1 million to $13.1 million, or 3.3 percent of net sales as compared with $6.0 million, or 1.7 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue, our adjusted gross margin in the second quarter was 4.2 percent as compared to 2.0 percent in the same period a year ago. The increased gross profit for the three months ended December 31, 2021 reflects improving demand patterns with 14 percent increased sales partially offset by operational challenges compared to the prior year quarter. The prior year three months ended December 31, 2020 included the impact of targeted inventory reductions taken to generate cash flow which resulted in negative impacts to gross profit.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three-month periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended December 31,
($ in millions)	2021	2020
Net sales	$396.0	$348.8
Less: surcharge revenue	81.1	49.4
Net sales excluding surcharge revenue	$314.9	$299.4

Gross profit	$13.1	$6.0

Gross margin	3.3%	1.7%

Gross margin excluding surcharge revenue	4.2%	2.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $44.6 million were 11.3 percent of net sales (14.2 percent of net sales excluding surcharge) as compared with $42.2 million and 12.1 percent of net sales (14.1 percent of net sales excluding surcharge) in the same quarter a year ago. The selling, general and administrative expenses for the three months ended December 31, 2021 reflect higher amortization costs related to an ERP system that was placed in service during the third quarter of fiscal year 2021 compared to the same period a year ago.

Goodwill Impairment Charge

In preparing the financial statements for the quarter ended December 31, 2020, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit had experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the quarter ended December 31, 2020 we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and current market conditions, the pace of growth in the future projections for the Additive reporting unit were lowered. As a result, during the three months ended December 31, 2020 we recorded an impairment charge of $52.8 million, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were recognized during the three months ended December 31, 2021.

Operating Loss

Our operating loss in the recent second quarter was $31.5 million, or negative 8.0 percent of net sales, as compared with operating loss of $89.0 million or negative 25.5 percent of net sales in the same quarter a year ago. Excluding surcharge revenue and special items, adjusted operating margin was negative 9.5 percent for the current quarter as compared with negative 10.8 percent a year ago. The operating results for the three months ended December 31, 2021 reflect higher sales compared to the prior year quarter as well as the full recognition of various cost saving actions taken in fiscal year 2021 and the fourth quarter of fiscal year 2020. Negatively impacting results for the three months ended December 31, 2021 are near-term operational challenges resulting from the Reading press outage, labor shortages and supply chain disruptions. The prior year three months ended December 31, 2020 included negative impacts from targeted inventory reductions and a $52.8 million goodwill impairment charge.

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

	Three Months Ended December 31,
($ in millions)	2021	2020
Net sales	$396.0	$348.8
Less: surcharge revenue	81.1	49.4
Net sales excluding surcharge revenue	$314.9	$299.4

Operating loss	$(31.5)	$(89.0)
Special items:
COVID-19 costs	1.7	3.9
Goodwill impairment	—	52.8
Adjusted operating loss	$(29.8)	$(32.3)

Operating margin	(8.0)%	(25.5)%

Adjusted operating margin excluding surcharge revenue and special items	(9.5)%	(10.8)%

Interest Expense, Net

Interest expense, net for the three months ended December 31, 2021 was $10.1 million compared with $7.9 million in the same period a year ago. Capitalized interest reduced interest expense by $0.2 million for the three months ended December 31, 2021 and $3.0 million for the three months ended December 31, 2020.

Other Income, Net

Other income, net for the three months ended December 31, 2021 was $6.6 million as compared with $1.3 million of other income, net for the three months ended December 31, 2020. The current quarter reflects income in pension earnings, interest and deferrals from favorable returns on plan assets compared to expense in the prior year.

Income Taxes

Income tax benefit was $5.6 million, or 16.0 percent of pre-tax loss for the three months ended December 31, 2021 as compared with $10.7 million, or 11.2 percent of pre-tax loss in the same quarter a year ago. Income tax benefit for the three months ended December 31, 2021 reflects a change in the estimated full year results for the fiscal year. Also included is the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the three months ended December 31, 2020 included the unfavorable impacts of a non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in this period. Excluding the discrete tax impact of the $52.8 million non-deductible goodwill impairment charge, the tax rate for the three months ended December 31, 2020 would have been 24.8 percent.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2021	2020
Specialty Alloys Operations	43,248	38,602	4,646	12%
Performance Engineered Products *	2,776	1,534	1,242	81%
Intersegment	(2,942)	(516)	(2,426)	(470)%
Consolidated pounds sold	43,082	39,620	3,462	9%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$330.8	$300.4	$30.4	10%
Performance Engineered Products	85.7	54.8	30.9	56%
Intersegment	(20.5)	(6.4)	(14.1)	(220)%
Total net sales	$396.0	$348.8	$47.2	14%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$251.6	$251.6	$—	—%
Performance Engineered Products	83.8	54.1	29.7	55%
Intersegment	(20.5)	(6.3)	(14.2)	(225)%
Total net sales excluding surcharge revenue	$314.9	$299.4	$15.5	5%

Specialty Alloys Operations Segment

Net sales for the quarter ended December 31, 2021 for the SAO segment increased 10 percent to $330.8 million, as compared with $300.4 million in the same quarter a year ago. Excluding surcharge revenue, net sales for the current quarter were flat or 0 percent on 12 percent higher shipment volume from a year ago. The SAO segment results reflect higher sales in the Medical, Transportation and Industrial and Consumer end-use markets offset by lower sales in the Aerospace and Defense and Energy end-use markets compared to the prior year same quarter.

Operating loss for the SAO segment was $20.3 million or negative 6.1 percent of net sales (negative 8.1 percent of net sales excluding surcharge revenue) in the recent second quarter, as compared with operating loss of $11.6 million or negative 3.9 percent of net sales (negative 4.6 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The larger operating loss reflects near-term operational challenges resulting from the Reading press outage, labor shortages and supply chain disruptions in the quarter ended December 31, 2021. The prior year period included negative impacts on operating results from targeted inventory reductions. The results for the quarter ended December 31, 2021 include $1.5 million of expenses due to COVID-19 compared to $3.2 million during the prior year period.

Performance Engineered Products Segment

Net sales for the quarter ended December 31, 2021 for the PEP segment increased 56 percent to $85.7 million, as compared with $54.8 million in the same quarter a year ago. Excluding surcharge revenue, net sales for the current quarter of $83.8 million increased from $54.1 million a year ago. The results reflect improving demand in all end-use markets, particularly in the Aerospace and Defense and Medical end-use markets compared to the prior year period.

Operating income for the PEP segment was $3.0 million or 3.5 percent of net sales in the current second quarter, compared with an operating loss of $7.2 million or negative 13.1 percent of net sales in the same quarter a year ago. The improved results for the quarter ended December 31, 2021 reflect higher sales in all end-use markets and cost savings in the current year quarter from the restructuring actions taken in fiscal year 2021. The results for the quarter ended December 31, 2021 include $0.2 million of expenses due to COVID-19 compared to $0.7 million during the prior year period.

Results of Operations — Six Months Ended December 31, 2021 vs. Six Months Ended December 31, 2020

Net Sales

Net sales for the six months ended December 31, 2021 were $783.6 million, which was a 12 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 4 percent on 3 percent higher shipment volume from the same period a year ago. The results reflect the impact of stronger product demand for materials primarily used in the Medical, Transportation, and Industrial and Consumer end-use markets.

Geographically, sales in the United States increased 16 percent from the same period a year ago to $501.1 million. The increase is driven by higher demand in the Medical, Transportation and Industrial and Consumer end-use markets. Sales outside the United States increased 5 percent from the same period a year ago to $282.5 million for the six months ended December 31, 2021. The increase is primarily due to stronger product demand in all end-use markets in Asia Pacific and for Distribution materials in Mexico. These increases were partially offset by lower demand in the European region in the Aerospace and Defense and Energy end-use markets. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.5 million increase in sales during the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Net sales outside the United States represented 36 percent and 38 percent of total net sales for the six months ended December 31, 2021 and 2020, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Six Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$334.7	$346.4	$(11.7)	(3)%
Medical	89.8	65.2	24.6	38%
Transportation	79.8	60.8	19.0	31%
Energy	45.3	47.2	(1.9)	(4)%
Industrial and Consumer	177.0	139.4	37.6	27%
Distribution	57.0	43.1	13.9	32%
Total net sales	$783.6	$702.1	$81.5	12%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Aerospace and Defense	$268.8	$296.0	$(27.2)	(9)%
Medical	77.4	59.0	18.4	31%
Transportation	60.0	50.2	9.8	20%
Energy	32.2	39.0	(6.8)	(17)%
Industrial and Consumer	132.7	119.4	13.3	11%
Distribution	56.7	42.9	13.8	32%
Total net sales excluding surcharge revenue	$627.8	$606.5	$21.3	4%

Sales to the Aerospace and Defense end-use market decreased 3 percent from the same period a year ago to $334.7 million. Excluding surcharge revenue, sales decreased 9 percent from the same period a year ago on an 11 percent decrease in shipment volume. The current year results reflect near-term operational challenges associated with the Reading press outage and labor shortages. Also the prior year results reflected higher shipments related to orders placed prior to the pandemic but were processed and shipped in early fiscal year 2021.

Medical end-use market sales increased 38 percent from the same period a year ago to $89.8 million. Excluding surcharge revenue, sales increased 31 percent on 34 percent higher shipment volume from the same period a year ago. The current year results reflect the medical supply chain replenishing inventory levels and higher patient confidence for elective medical procedures.

Transportation end-use market sales increased 31 percent from the same period a year ago to $79.8 million. Excluding surcharge revenue, sales increased 20 percent on 27 percent higher shipment volume from the same period a year ago. The results reflect higher demand for medium and heavy-duty vehicles and specialty transportation materials slightly offset by lower demand in light-duty vehicles resulting from chip shortages compared to the prior year period.

Sales to the Energy end-use market of $45.3 million reflect a 4 percent decrease from the same period a year ago. Excluding surcharge revenue, sales decreased 17 percent from a year ago. The results reflect lower sales for power generation materials partially offset by increasing global rig counts and higher oil prices benefiting the oil and gas sub-market compared to the prior year period. The prior year results also include the Amega West business which was divested on September 30, 2020.

Industrial and Consumer end-use market sales increased 27 percent from the same period a year ago to $177.0 million. Excluding surcharge revenue, sales increased 11 percent on an 11 percent increase in shipment volume. The results reflect the impact of stronger demand for materials used across all Consumer and Industrial sub-markets.

Gross Profit

Our gross profit in the six months ended December 31, 2021 increased $28.8 million to $38.3 million, or 4.9 percent of net sales as compared with $9.5 million, or 1.4 percent of net sales in the same period a year ago. Excluding the impact of surcharge revenue, our gross margin in the six months ended December 31, 2021 was 6.1 percent as compared to 1.6 percent in the same period a year ago. The results for the six months ended December 31, 2021 reflect the impact of higher volumes across most end-use markets compared to the same period a year ago. The prior year six months ended December 31, 2020 included the impact of targeted inventory reductions taken to generate cash flow which resulted in negative impacts to gross profit.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative six-month periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2021	2020
Net sales	$783.6	$702.1
Less: surcharge revenue	155.8	95.6
Net sales excluding surcharge revenue	$627.8	$606.5

Gross profit	$38.3	$9.5

Gross margin	4.9%	1.4%

Gross margin excluding surcharge revenue	6.1%	1.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $88.9 million were 11.3 percent of net sales (14.2 percent of net sales excluding surcharge) for the six months ended December 31, 2021 as compared with $84.5 million or 12.0 percent of net sales (13.9 percent of net sales excluding surcharge) in the same period a year ago. Selling, general and administrative expenses increased in the six months ended December 31, 2021 primarily as a result of higher amortization costs related to an ERP system that was placed in service during the third quarter of fiscal year 2021 compared to the same period a year ago.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the six months ended December 31, 2021 were $0.0 million as compared with $10.0 million for the six months ended December 31, 2020.

During the three months ended September 30, 2020, we executed upon restructuring activities to consolidate certain operations within the Additive business in the PEP segment. This included $8.7 million of non-cash impairment charges primarily related to certain long-lived assets and certain definite lived intangible assets. We also recognized $1.3 million of charges primarily related to various personnel-related costs for severance payments, medical coverage and related items. Activities undertaken in connection with this restructuring plan were substantially completed in fiscal year 2021.

Goodwill Impairment Charge

In preparing the financial statements for the quarter ended December 31, 2020, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit had experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the quarter ended December 31, 2020, we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and current market conditions, the pace of growth in the future projections for the Additive reporting unit were lowered. As a result, during the six months ended December 31, 2020, we recorded an impairment charge of $52.8 million, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were recognized during the six months ended December 31, 2021.

Operating Loss

Our operating loss in the six months ended December 31, 2021 was $50.6 million, or negative 6.5 percent of net sales, as compared with an operating loss of $137.8 million, or negative 19.6 percent of net sales in the same period a year ago. Excluding surcharge revenue and special items, operating margin was negative 7.5 percent for the six months ended December 31, 2021 and negative 10.4 percent for the same period a year ago. The operating results for the six months ended December 31, 2021 reflect higher sales compared to the prior year period as well as the full recognition of various cost saving actions taken in fiscal year 2021 and the fourth quarter of fiscal year 2020. Negatively impacting results for the six months ended December 31, 2021 are near-term operational challenges resulting from the Reading press outage, labor shortages and supply chain disruptions. The prior year six months ended December 31, 2020 included the impact of targeted inventory reductions taken to generate cash flow which resulted in negative impacts to gross profit, $10.0 million of restructuring and asset impairment charges and a $52.8 million goodwill impairment charge.

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

	Six Months Ended December 31,
($ in millions)	2021	2020
Net sales	$783.6	$702.1
Less: surcharge revenue	155.8	95.6
Net sales excluding surcharge revenue	$627.8	$606.5

Operating loss	$(50.6)	$(137.8)

Special items:
COVID-19 costs	3.3	11.8
Restructuring and asset impairment charges	—	10.0
Goodwill impairment	—	52.8
Adjusted operating loss	$(47.3)	$(63.2)

Operating margin	(6.5)%	(19.6)%

Operating margin excluding surcharge revenue and special items	(7.5)%	(10.4)%

Interest Expense, Net and Debt Extinguishment Losses, Net

Interest expense, net for the six months ended December 31, 2021 was $20.3 million compared with $14.6 million in the same period a year ago. Capitalized interest reduced interest expense by $0.3 million for the six months ended December 31, 2021 and $5.7 million for the six months ended December 31, 2020. We have historically used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate. The interest rate swaps were terminated in fiscal year 2021 in connection with the prepayment of related Notes. Interest expense, net for the six months ended December 31, 2021 includes no gains or losses from interest rate swaps compared with gains of $0.4 million for the six months ended December 31, 2020. Debt extinguishment losses, net for the six months ended December 31, 2020 include $10.5 million of debt prepayment costs on the Notes due July 2021 offset by gains of $2.3 million on the related interest rate swaps that were terminated in connection with the prepayment.

Other (Income) Expense, Net

Other income, net was $10.7 million for the recent six months ended December 31, 2021 compared to other expense, net of $1.1 million in the same period a year ago. The six months ended December 31, 2021 includes income in pension earnings, interest and deferrals from favorable returns on plan assets compared to expense in the prior year.

Income Taxes

Income tax benefit for the six months ended December 31, 2021 includes the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the six months ended December 31, 2020 included the unfavorable impacts of a non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized as well as discrete tax benefits of $2.0 million associated with the debt extinguishment losses, net and $2.4 million for the impact of restructuring and asset impairment charges. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in this period. Also included is a tax charge of $1.2 million attributable to employee share-based compensation. Excluding the discrete tax impacts of the $52.8 million non-deductible goodwill impairment charge, debt extinguishment losses, net and restructuring and asset impairment charges, the tax rate for the six months ended December 31, 2020 would have been 27.1 percent.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2021	2020
Specialty Alloys Operations	86,256	81,970	4,286	5%
Performance Engineered Products *	5,148	2,998	2,150	72%
Intersegment	(4,792)	(1,000)	(3,792)	(379)%
Consolidated pounds sold	86,612	83,968	2,644	3%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$662.8	$601.1	$61.7	10%
Performance Engineered Products	160.3	116.7	43.6	37%
Intersegment	(39.5)	(15.7)	(23.8)	(152)%
Total net sales	$783.6	$702.1	$81.5	12%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2021	2020
Specialty Alloys Operations	$509.8	$506.4	$3.4	1%
Performance Engineered Products	157.4	115.3	42.1	37%
Intersegment	(39.4)	(15.2)	(24.2)	(159)%
Total net sales excluding surcharge revenue	$627.8	$606.5	$21.3	4%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2021 for the SAO segment increased 10 percent to $662.8 million, as compared with $601.1 million in the same period a year ago. Excluding surcharge revenue, net sales increased 1 percent on 5 percent higher shipment volume from a year ago. The SAO segment results reflect higher sales in Medical, Transportation and Industrial and Consumer end-use markets offset by lower sales in the Aerospace and Defense and Energy end-use markets compared to the prior year period.

Operating loss for the SAO segment was $26.2 million or 4.0 percent of net sales (5.1 percent of net sales excluding surcharge revenue) in the recent six months ended December 31, 2021 as compared with an operating loss of $30.2 million or negative 5.0 percent of net sales (negative 6.0 percent of net sales excluding surcharge revenue) in the same period a year ago. The operating loss for the six months ended December 31, 2021 reflects the near-term operational challenges resulting from the Reading press outage, labor shortages and supply chain disruptions. The prior year period included negative impacts from targeted inventory reductions. The results for the six months ended December 31, 2021 include $2.8 million of expenses due to COVID-19 compared to $10.4 million during the prior year period.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2021 for the PEP segment increased 37 percent to $160.3 million, as compared with $116.7 million in the same period a year ago. Excluding surcharge revenue, net sales increased 37 percent from a year ago. The current year results reflect increased sales in all end-use markets except Energy which in the prior year included the Amega West business which was divested on September 30, 2020.

Operating income for the PEP segment was $3.6 million or 2.2 percent of net sales in the recent six months ended December 31, 2021, compared with an operating loss of $10.9 million or negative 9.3 percent of net sales in the same period a year ago. The improved results for the six months ended December 31, 2021 reflect higher sales in key end-use markets and cost savings in the current fiscal year from the restructuring actions taken in fiscal year 2021. The results for the six months ended December 31, 2021 include $0.5 million of expenses due to COVID-19 compared to $1.4 million during the prior year period.

Liquidity and Financial Resources

During the six months ended December 31, 2021, we used cash for operating activities of $136.3 million compared to cash generated from operating activities of $171.6 million in the same period a year ago. Our free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $187.6 million as compared to positive $113.7 million for the same period a year ago. The decrease in cash provided from operating activities and free cash flow for the six months ended December 31, 2021 compared to the same period a year ago was mostly driven by working capital changes. Cash used to build inventory was $109.8 million in the current period ended December 31, 2021 compared to cash generated from reductions in inventory of $155.8 million in the prior year. The increase in inventory during the current fiscal year is in response to growing demand and the near-term operational challenges. The prior year reflects impacts from targeted inventory reductions taken to strengthen liquidity. During the six months ended December 31, 2021, there was no cash generated in accounts receivable compared to the generation of $64.2 million of cash in the same period a year ago. The free cash flow results in the current period ended December 31, 2021 reflect lower capital spending levels as compared to the prior year period as certain large projects were completed in fiscal year 2021. The prior period results also included $20.0 million of proceeds related to the sale of our Amega West business.

Capital expenditures for property, plant, equipment and software were $33.4 million for the six months ended December 31, 2021 as compared to $59.9 million for the same period a year ago. In fiscal year 2022, we expect capital expenditures to be approximately $100 million to $110 million. However, we are monitoring the impact of labor shortages and supply chain disruptions on the timing of our anticipated projects for the balance of the fiscal year.

Dividends during the six months ended December 31, 2021 and 2020 were $19.7 million and $19.5 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

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

As of December 31, 2021, we had $5.3 million of issued letters of credit and no short-term borrowings under the Credit Facility. The balance of the Credit Facility, $294.7 million, remains available to us. As of December 31, 2021, the borrowing rate for the Credit Facility was 2.10%.

We believe that our total liquidity of $391.6 million as of December 31, 2021, which includes total cash and cash equivalents of $96.9 million and available borrowing capacity of $294.7 million under our credit facility, will be sufficient to fund our cash needs over the foreseeable future.

During the six months ended December 31, 2021, we made pension contributions of $0.2 million to our qualified defined benefit pension plans. We currently do not expect to contribute additional amounts to our international qualified defined benefit pension plans and do not expect to make any contributions to our U.S. qualified defined benefit pension plans during the remainder of fiscal year 2022.

As of December 31, 2021, we had cash and cash equivalents of approximately $35.0 million held at various foreign subsidiaries. Our global deployment considers, among other things, geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. During the six months ended December 31, 2021, we repatriated cash of approximately $1.6 million from a foreign jurisdiction that resulted in minimal tax cost. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant is waived until the quarter ended March 31, 2022 at which time it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. During the period in which the interest coverage covenant is waived the Credit Facility requires that we maintain a minimum available liquidity of $150 million which is defined in the Credit Facility as the aggregate amount of loans available to be drawn under the facility plus non-restricted cash and cash equivalents as defined therein. In addition, we are subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of December 31, 2021, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of December 31, 2021:

Covenant	Covenant Requirement	Actual Ratio
Consolidated debt to capital	55% (maximum)	34.3%
Available liquidity (excludes certain foreign cash)	$150.0 (minimum)	$361.7 million
Asset coverage ratio	1.10 to 1.00	64.70 to 1.00

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

Adjusted Loss Per Share

The following provides a reconciliation of adjusted loss per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Three months ended December 31, 2021, as reported	$(35.0)	$5.6	$(29.4)	$(0.61)
Special item:
COVID-19 costs	1.7	(0.3)	1.4	0.03

Three months ended December 31, 2021, as adjusted	$(33.3)	$5.3	$(28.0)	$(0.58)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.6 million for the three months ended December 31, 2021.

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Three months ended December 31, 2020, as reported	$(95.6)	$10.7	$(84.9)	$(1.76)
Special items:
COVID-19 costs	3.9	(0.9)	3.0	0.06
Goodwill impairment	52.8	(0.1)	52.7	1.09

Three months ended December 31, 2020, as adjusted	$(38.9)	$9.7	$(29.2)	$(0.61)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.3 million for the three months ended December 31, 2020.

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Six months ended December 31, 2021, as reported	$(60.2)	$16.1	$(44.1)	$(0.91)
Special item:
COVID-19 costs	3.3	(0.8)	2.5	0.05

Six months ended December 31, 2021, as adjusted	$(56.9)	$15.3	$(41.6)	$(0.86)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.5 million for the six months ended December 31, 2021.

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Six months ended December 31, 2020, as reported	$(161.7)	$29.7	$(132.0)	$(2.74)
Special items:
COVID-19 costs	11.8	(3.5)	8.3	0.17
Restructuring and asset impairment charges	10.0	(2.4)	7.6	0.16
Goodwill impairment	52.8	(0.1)	52.7	1.09
Debt extinguishment losses, net	8.2	(2.0)	6.2	0.13

Six months ended December 31, 2020, as adjusted	$(78.9)	$21.7	$(57.2)	$(1.19)

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Six Months Ended December 31,
($ in millions)	2021	2020
Net cash (used for) provided from operating activities	$(136.3)	$171.6
Purchases of property, plant, equipment and software	(33.4)	(59.9)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.8	1.5
Proceeds from divestiture of business	—	20.0
Dividends paid	(19.7)	(19.5)
Free cash flow	$(187.6)	$113.7

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2021, the Company increased the liability for a Company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2021 and June 30, 2021 were $16.1 million and $16.0 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

As of December 31, 2021, we have three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of December 31, 2021 was $195.5 million and represents approximately 81 percent of our total goodwill. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of December 31, 2021 of $31.9 million and $14.0 million, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2021, Form 10-Q for the quarter ended September 30, 2021 and the exhibits attached to those filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption; (17) potential impacts of the COVID-19 pandemic on our operations, financial results and financial position; (18) our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; (19) our status as a "critical", "essential" or "life-sustaining" business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; (20) our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic; and (21) our ability to successfully carry out restructuring and business exit activities on the expected terms and timelines. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 14 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements", in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2021, we had approximately $16.0 million of net deferred gains related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 23 percent of these contracts relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2021 is provided in Note 14 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on December 31, 2021, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2021. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of December 31, 2021 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended December 31, 2021, however employees surrendered 1,461 shares to the Company, at an average purchase price of $30.33, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: February 2, 2022	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)